Form 10-K
period 1993-12-31
WESBANCO INC
filed 1994-03-30
CIK 203596

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

The Shareholders' Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1993 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
    FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-8467

                                 WESBANCO, INC.
             (Exact name of Registrant as specified in its charter)

                   WEST VIRGINIA                                        55-0571723
  (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                    organization)
             1 BANK PLAZA, WHEELING, WV                                   26003
      (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: 304-234-9000
Securities registered pursuant to Section 12(b) of the Act: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH
                                                                  REGISTERED
Common Stock $2.0833 Par Value                     National Association of Securities Dealers,
                                                   Inc.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes /X/     No / /

     The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on March 4, 1994 was approximately $218,689,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of March 4, 1994, there were 8,673,065 shares of Wesbanco, Inc. Common Stock $2.0833 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1993) are incorporated by reference in part III.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 WESBANCO, INC.
                        CROSS REFERENCE INDEX FORM 10-K

 ITEM
NUMBER                                    ITEM                                      PAGE(S)
- - -------   --------------------------------------------------------------------   --------------
          PART I
 1        Business                                                                   3-7, 26-37
 2        Properties                                                                          7
 3        Legal proceedings                                                                   8
 4        Submission of matters to a vote of security holders (Note 1)
- - -----------------------------------------------------------------------------------------------
          PART II
 5        Market for the registrant's common equity and related stockholder
          matters                                                                            37
 6        Selected financial data                                                          9-26
 7        Management's discussion and analysis of financial condition and
          results of operations                                                           26-37
 8        Financial statements and supplementary data
          Financial statements of consolidated subsidiaries engaged in the business referred to in Rule 3-05 of Regulation S-X have been omitted since they are not individually or in the aggregate required pursuant to such Rule.
          Consolidated Balance Sheets as of December 31, 1993 and 1992                       10
          Consolidated Statements of Income for the years ended December 31,
          1993, 1992 and 1991                                                                11
          Consolidated Statements of Changes in Shareholders' Equity for the
          years ended December 31, 1993, 1992 and 1991                                       12
          Consolidated Statements of Cash Flows for the years ended December
          31, 1993, 1992 and 1991                                                            13
          Notes to Consolidated Financial Statements                                      14-24
          Report of Independent Accountants                                                   9
 9        Changes in and disagreements with accountants on accounting and
          financial disclosure                                                   Not Applicable
- - -----------------------------------------------------------------------------------------------
          PART III
10        Directors and Executive officers of the registrant (Note 1)
11        Executive compensation (Note 1)
12        Security ownership of certain beneficial owners and management (Note
          1)
13        Certain relationships and related transactions (Note 1)
- - -----------------------------------------------------------------------------------------------
          PART IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K

     (A) CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

        Financial statements--see Item 8

        Report of Independent Accountants--Price Waterhouse--see Item 8

        Report of Independent Accountants--Dixon, Francis, Davis & Oneson, Inc.;
        The First National Bank of Barnesville
- - --------------------------------------------------------------------------------
NOTE 1 Incorporated by reference to WesBanco, Inc.'s Proxy Statement dated March
       29, 1994, for Annual Meeting of Stockholders held April 20, 1994.
- - --------------------------------------------------------------------------------

     (B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed for the three months ended December 31, 1993

     All schedules normally required by Form 10-K are omitted because they are either not applicable or the required information is set forth in the financial statements or in the notes related thereto.

     (C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

EXHIBIT                                     TITLE
- - ------   ---------------------------------------------------------------------------
3.1      Articles of Incorporation of WesBanco, Inc. (B), (C)
3.2      Bylaws of WesBanco, Inc. (A)
4        Specimen Certificate WesBanco, Inc. common stock (B)
10.1     WesBanco, Inc. Director's Deferred Compensation Agreement (A)
10.2     WesBanco, Inc. Employment Agreements (C)
13       Annual Report to Shareholders, as listed in Part II
21       Subsidiaries of WesBanco, Inc., pages 41
22       Proxy Statement for the Annual Shareholders meeting to be held April 20, 1994
24       Power of Attorney
99.1     Accountants Report dated January 24, 1994 on WesBanco, Inc. Financial
         Statements for the three years ended December 31, 1993
99.2     Accountants Report dated April 10, 1992 on the First National Bank of
         Barnesville Financial Statements for the year ended December 31, 1991

(A) These exhibits are being incorporated by reference with respect to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 33-15342 which was filed with the Securities & Exchange Commission on June 25, 1987.

(B) These exhibits are being incorporated by reference with respect to a prior Annual Report Form 10-K filed by the Registrant on Form 10-K dated December 31, 1988 which was filed with the Securities & Exchange Commission on March 30, 1989.

(C) These exhibits are being incorporated by reference with respect to a prior
    Registration Statement filed by the Registrant on Form S-4 under
    Registration No. 33-72228, as exhibit numbers 3.1, 10.3-10.18, which was filed with the Securities & Exchange Commission on January 11, 1994.
- - --------------------------------------------------------------------------------

                                    BUSINESS

     As of December 31, 1993, the Corporation had eight banking affiliates located in Wheeling, Wellsburg, Charleston, Elizabeth, Sissonville, Parkersburg and Kingwood, West Virginia. The Registrant has one banking affiliate in Barnesville, Ohio. As of February 28, 1994, the Registrant had a total of thirteen banking affiliates, with the most recent acquisition headquartered in Fairmont, West Virginia. WesBanco Wheeling has nine offices, three located within the city of Wheeling, two located in Follansbee, West Virginia, three in New Martinsville, West Virginia and one in Sistersville, West Virginia. WesBanco Elm Grove has two offices located in the Elm Grove section of Wheeling. WesBanco Kingwood has two full-service branch offices located in Masontown and Bruceton Mills. WesBanco Barnesville has five offices, two located in Barnesville and one each in Bethesda, Woodsfield and Beallsville, Ohio. First Fidelity Bancorp, Inc., which was acquired February 28, 1994, has four banking subsidiaries located in Fairmont, Bridgeport, Shinnston and Morgantown, West Virginia. First National Bank in Fairmont has four offices located in Fairmont. First Bank Shinnston has four offices, two in Shinnston and one each in Bridgeport and Nutter Fort. Bridgeport Bank has three offices located in Bridgeport. Central National Bank of Morgantown has two offices in Morgantown. There are approximately 775 full time equivalent employees employed by all affiliates, including First Fidelity Bancorp, Inc., as of December 31, 1993.

     WesBanco, Inc. through its subsidiaries, conducts a general banking, commercial and trust business. Its full service banks offer a wide range of services to commercial, consumer and government bodies, including but not limited to, retail banking services, such as demand, savings and time deposits; commercial, mortgage, and consumer installment loans; credit card services through VISA and MasterCard; personal and corporate trust services; discount brokerage services; and travel services. Most affiliates are participating in local partnerships which operate banking machines in those local regions primarily under the name of MAC. The banking machines are linked to CIRRUS, a nationwide banking network.

     The Corporation has reported to its shareholders that it may engage in other activities of a financial nature authorized by the Board of Governors through a subsidiary, or through acquisition of established companies.

     As of December 31, 1993, none of the affiliates were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

COMPETITION

     Each affiliate bank faces strong competition for local business in their respective market areas. Competition exists for new deposits, in the scope and types of services offered, and the interest rates paid on time deposits and charged on loans, and in other aspects of banking. The affiliate banks encounter substantial competition not only from other commercial banks but also from other financial institutions. Savings banks, savings and loan associations, brokerage business and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, insurance companies and other enterprises, are important competitors for various types of lending business. In addition, personal and corporate trust services and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals.

SUPERVISION AND REGULATION

     As a registered bank holding company, WesBanco is subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, WesBanco may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, WesBanco must obtain approval from the Federal Reserve Board.

     WesBanco's banking subsidiaries have deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), and are subject to supervision, examination, and regulation by the OCC, or by state banking authorities and either the FDIC or the Federal Reserve Board. In addition to the impact of federal and state supervision and regulation, the banking subsidiaries of WesBanco are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

     WesBanco's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to their parent and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or to any nonbanking subsidiary are limited in amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate of 20% of any such institution's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any capital loans by a holding company to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     In 1989, the United States Congress passed comprehensive financial institutions legislation known as the Financial Institution Reform, Recovery, and Enforcement Act ("FIRREA"). FIRREA established a new principle of liability on the part of depository institutions insured by the FDIC for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank subsidiary of WesBanco causes a loss to the FDIC, other bank subsidiaries of WesBanco could be required to compensate the FDIC by reimbursing to it the amount of such loss.

     Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states. WesBanco, as the sole shareholder of its subsidiary banks, is subject to such provisions.

DIVIDEND RESTRICTIONS

     There are statutory limits on the amount of dividends WesBanco's depository institution subsidiaries can pay to their parent corporation without regulatory approval. Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

     In addition, national banks may not pay a dividend in an amount greater than such bank's net profits after deducting its losses and bad debts. For this purpose, bad debts are defined to include, generally, loans which have matured and are in arrears with respect to interest by six months or more, other than such loans which are well secured and in the process of collection.

     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

     The FDIC has the authority to raise the insurance premiums for institutions in the BIF to a level necessary to achieve a target reserve level of 1.25% of insured deposits within not more than 15 years. In addition, the FDIC has the authority to impose special assessments in certain circumstances. The level of deposit premiums affects the profitability of subsidiary banks and thus the potential flow of dividends to parent companies.

     Under a transitional risk-based insurance assessment system that became effective January 1, 1993, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). The assessment rates under the new system range from 0.23% to 0.31% depending upon the assessment category into which the insured institution is placed.

     On June 17, 1993, the FDIC adopted a permanent risk-based assessment system for assessment periods beginning on and after January 1, 1994. The permanent system retains the transitional system without substantial modification. It is possible that the FDIC insurance assessments will be increased in the future.

CAPITAL REQUIREMENTS

     The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies, such as WesBanco. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. All of WesBanco's depository institution subsidiaries are subject to substantially similar capital requirements adopted by applicable regulatory agencies.

     Generally, under the applicable guidelines, the financial institution's capital is divided into two tiers. "Tier 1," or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill. Bank holding companies, however, may include cumulative perpetual preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2," or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital.

     Financial institutions are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant.

     Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

     As of December 31, 1993, all of WesBanco's banking subsidiaries had capital in excess of all applicable requirements.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

     In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

     Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized.

     Under FDICIA, a depository institution that is not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. All of WesBanco's depository institution subsidiaries currently meet the FDIC's definition of a "well capitalized" institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be "well capitalized" if it maintains a ratio of Tier 1 capital to risk-adjusted assets of at least 6%, a ratio of total capital to risk-adjusted assets of at least 10% and a Tier 1 leverage ratio of at least 5% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. On October 25, 1993, the FDIC published a final rule providing for purposes of its brokered deposit rules the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" as previously adopted by the bank regulatory agencies under the prompt corrective action rules described above.

     FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate. On November 18, 1993, the bank regulatory agencies published a notice of proposed rule making to implement these provisions of FDICIA. The proposed rules set forth general standards to be observed, but in most instances do not specify operating or managerial procedures to be followed.

     FDICIA also contains a variety of other provisions that may affect the operations of WesBanco's depository institution subsidiaries, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirements that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

     In addition to FDICIA, there have been proposed a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the United States banking system. These include proposals to increase capital requirements above presently published guidelines, to place assessments on depository institutions to increase funds available to the FDIC and to allow national banks to branch on an interstate basis. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect would be on WesBanco. It is likewise impossible to predict what the competitive effect on WesBanco's bank subsidiaries will be of the recent action taken by the Office of Thrift Supervision to allow certain thrift institutions to engage in interstate branching on a nationwide basis.

                                   PROPERTIES

     Affiliates of WesBanco, Inc. own their respective banking offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective West Virginia bank offices are located in downtown Wheeling, Follansbee, Wellsburg, New Martinsville, Sistersville, Elizabeth, Charleston, Sissonville, Parkersburg, and Kingwood. The Ohio bank offices are located in Barnesville, Bethesda, Woodsfield and Beallsville. Consolidated investment in net bank premises and equipment at December 31, 1993 was $14,717,000.

     First Fidelity Bancorp, Inc. has bank offices located in Fairmont, Shinnston, Bridgeport and Morgantown, West Virginia. Consolidated investment in net bank premises and equipment at December 31, 1993, was $7,736,000 for First Fidelity.

     The main office of WesBanco, Inc. is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Bank Wheeling. The building contains approximately 100,000 square feet.

                               LEGAL PROCEEDINGS

     WesBanco, Inc. and its affiliates are involved in various legal proceedings presently pending which are incidental to the business of banking in which they are engaged. These proceedings are pending in various jurisdictions in which
WesBanco, Inc. and its subsidiaries are engaged in business. Based on the information which is available to WesBanco, Inc. as of the date hereof which has been developed in such proceedings, WesBanco, Inc. does not believe that any of such proceedings involving claims for damages expose it to a material liability for WesBanco and its subsidiaries on a consolidated basis.
- - --------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE CORPORATION

          NAME               AGE                              POSITION
- - -------------------------   ------    --------------------------------------------------------
James C. Gardill              47      Chairman of the Board
Robert H. Martin              60      Vice Chairman
Edward M. George              57      President and Chief Executive Officer
Paul M. Limbert               46      Executive Vice President and Chief Financial Officer
Dennis P. Yaeger              43      Executive Vice President and Chief Operating Officer
Patrick L. Schulte            61      Executive Vice President--Central Region
John W. Moore, Jr.            45      Senior Vice President--Human Resources
Jerome B. Schmitt             44      Senior Vice President--Investments
Larry L. Dawson               47      Vice President
Jerry A. Halverson            57      Vice President
Albert A. Pietz, Jr.          61      Vice President and Compliance Officer
Edward G. Sloane              55      Vice President--Data Processing

     Mr. Martin and Mr. Schulte were appointed Vice Chairman and Executive Vice President, respectively, to the Corporation effective February 28, 1994. Prior to that time, Mr. Martin was Chairman of the Board of First Fidelity Bancorp, Inc. since 1986 and Mr. Schulte was President and Chief Executive Officer of First Fidelity Bancorp, Inc. since 1982.

     Each of the remaining officers listed above have been an Executive Officer of the Corporation or one of its subsidiaries during the past five years.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

  The financial statements and the information pertaining to those statements are the responsibility of management. The financial statements have been prepared in conformity with generally accepted accounting principles, applied on a consistent basis.
  The accounting systems of the Corporation and the affiliates include internal controls and procedures which provide reasonable assurance as to the reliability of the financial records. Internal control systems are generally supported by written policies and procedures. The internal auditing staff systematically performs audits of operations, reviews procedures, monitors adherence to bank policies and submits written audit reports to the Audit Committee. The Audit Committee of the Board of Directors is composed of only outside directors. The Audit Committee meets regularly with management, internal audit and our independent accountants to review accounting, auditing and financial matters. The internal auditor, Federal and State examiners, and Price Waterhouse have full access to the Audit Committee to discuss any appropriate matters.
  Independent accountants provide an objective review of management's discharge of its financial responsibilities relating to the preparation of the financial statements. The independent accountant's report is based on an audit in accordance with generally accepted auditing standards. This report expresses an informed judgement as to whether management's financial statements present fairly, in conformity with generally accepted accounting principles, the Corporation's financial position, results of operations and cash flows.

[LOGO TO COME]
                       REPORT OF INDEPENDENT ACCOUNTANTS

- - --------------------------------------------------------------------------------
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF WESBANCO, INC.

  In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of WesBanco, Inc., and its subsidiaries (the Corporation) at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The First National Bank of Barnesville for 1991, which statements reflect total assets of $141,825,000 at December 31, 1991, and net interest income of $4,663,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The First National Bank of Barnesville for 1991, is based solely on the report of the other auditors. We conducted our audits of the consolidated statements in accordance with generally accepted auditing standards, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.
  As discussed in Note 16 and Note 14, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," during 1993 and 1992, respectively.

600 Grant Street
Pittsburgh, Pennsylvania 15219
January 24, 1994, except as to Note 20, which is as of February 28, 1994.

                                 WESBANCO, INC.
                           CONSOLIDATED BALANCE SHEET

- - --------------------------------------------------------------------------------
(in thousands, except for shares)

                                                                        December 31,
                                                                  -------------------------
                                                                     1993           1992
- - -------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 4)                                  $   32,238     $   36,839
Due from banks -- interest bearing                                       297            100
Federal funds sold                                                    14,751          4,970
Investment securities (market values of: 1993 - $412,996;
  1992 - $421,370) (Note 5)                                          403,778        411,054
Loans: (Note 2)                                                      566,795        534,452
  Unearned income                                                     (1,618)        (1,459)
  Reserve for possible loan losses (Note 8)                           (9,299)        (8,367)
- - -------------------------------------------------------------------------------------------
     Net loans                                                       555,878        524,626
- - -------------------------------------------------------------------------------------------
Bank premises and equipment (Note 9)                                  14,717         14,433
Accrued interest receivable                                            9,842         10,596
Other assets (Note 12)                                                 7,381          7,486
- - -------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $1,038,882     $1,010,104
- - -------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Non-interest bearing demand                                     $   90,490     $   83,120
  Interest bearing demand                                            220,784        211,504
  Savings deposits                                                   225,518        204,400
  Certificates of deposit (Note 18)                                  317,599        339,147
- - -------------------------------------------------------------------------------------------
     Total deposits                                                  854,391        838,171
- - -------------------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements                     39,354         37,075
Short-term borrowings                                                  8,811          6,199
Accrued interest payable                                               4,774          5,222
Other liabilities                                                      6,375          6,446
- - -------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    913,705        893,113
- - -------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (NOTE 11)
Preferred stock, no par value; 1,000,000 shares authorized;
  none outstanding                                                        --             --
Common stock, $2.0833 par value; 25,000,000 shares authorized;
  6,628,288 shares issued                                             13,809         13,809
Capital surplus                                                       16,352         16,352
Capital reserves                                                       2,139          2,139
Retained earnings                                                     94,957         85,472
Less: Treasury stock (49,960 and 14,960 shares, respectively, at
  cost)                                                               (1,323)          (221)
- - -------------------------------------------------------------------------------------------
                                                                     125,934        117,551
Deferred employee benefit related to ESOP (Note 19)                     (757)          (560)
- - -------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           125,177        116,991
- - -------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,038,882     $1,010,104
- - -------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 WESBANCO, INC.
                        CONSOLIDATED STATEMENT OF INCOME

- - --------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                             For the year ended December 31,
                                                             -------------------------------
                                                              1993        1992        1991
- - --------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                 $47,748     $49,146     $52,200
- - --------------------------------------------------------------------------------------------
  Interest on investment securities:
     U.S. Treasury and Federal Agency securities              18,573      20,290      20,466
     States and political subdivisions                         6,355       5,656       5,758
     Other investments                                           925         984         791
- - --------------------------------------------------------------------------------------------
       Total interest on investment securities                25,853      26,930      27,015
- - --------------------------------------------------------------------------------------------
  Other interest income                                          319       1,721       3,430
- - --------------------------------------------------------------------------------------------
       Total interest income                                  73,920      77,797      82,645
- - --------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand deposits                             6,758       8,129       8,455
  Savings deposits                                             7,223       7,695       7,630
  Certificates of deposit                                     16,162      20,833      27,975
- - --------------------------------------------------------------------------------------------
       Total interest on deposits                             30,143      36,657      44,060
- - --------------------------------------------------------------------------------------------
  Other borrowings                                             1,417       1,465       2,298
- - --------------------------------------------------------------------------------------------
       Total interest expense                                 31,560      38,122      46,358
- - --------------------------------------------------------------------------------------------
Net interest income                                           42,360      39,675      36,287
  Provision for possible loan losses (Note 8)                  2,684       2,850       2,337
- - --------------------------------------------------------------------------------------------
Net interest income after provision for possible loan
  losses                                                      39,676      36,825      33,950
- - --------------------------------------------------------------------------------------------
Other income:
  Trust fees                                                   3,870       3,653       3,527
  Charge card discounts and fees                                 958         973         942
  Service charges and other income                             3,709       3,422       3,168
  Net investment securities transaction gains                    160         402         173
- - --------------------------------------------------------------------------------------------
       Total other income                                      8,697       8,450       7,810
- - --------------------------------------------------------------------------------------------
Other expenses:
  Salaries and wages                                          12,299      11,930      11,419
  Pension and other employee benefits (Notes 13 and 14)        2,930       2,649       2,487
  Net occupancy expense (Note 9)                               1,493       1,386       1,475
  Equipment expense                                            1,663       1,601       1,418
  Other operating expense (Note 15)                           10,379      10,102      10,000
- - --------------------------------------------------------------------------------------------
       Total other expenses                                   28,764      27,668      26,799
- - --------------------------------------------------------------------------------------------
Income before provision for income taxes and effect of
  the change in accounting for postretirement benefits        19,609      17,607      14,961
  Provision for income taxes (Note 16)                         4,946       4,683       3,723
- - --------------------------------------------------------------------------------------------
Income before effect of the change in accounting for
  postretirement benefits                                     14,663      12,924      11,238
Effect of the change in accounting for postretirement
  benefits -- net of tax effect (Note 14)                         --        (592)         --
- - --------------------------------------------------------------------------------------------
Net Income                                                   $14,663     $12,332     $11,238
- - --------------------------------------------------------------------------------------------
Earnings per share of common stock: (Note 1)
  Income before effect of the change in accounting for
     postretirement benefits                                   $2.22       $1.96       $1.70
  Effect of the change in accounting for postretirement
     benefits -- net of tax effect                                --        (.09)         --
- - --------------------------------------------------------------------------------------------
Net Income                                                     $2.22       $1.87       $1.70
- - --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 WESBANCO, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

- - --------------------------------------------------------------------------------
(in thousands)

                                              For the years ended December 31, 1993, 1992 and 1991
                                   ---------------------------------------------------------------------------
                                                                                          Deferred
                                    Common    Capital    Capital    Retained   Treasury     ESOP
                                    Stock     Surplus    Reserves   Earnings    Stock     Benefit      Total
- - --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1990         $ 13,809   $ 16,353   $  2,139   $ 70,248   $   (245)   $  (322)  $ 101,982
- - --------------------------------------------------------------------------------------------------------------
Net Income                                                            11,238                            11,238
Cash dividends:
  Common ($.675 per share)                                            (3,338)                           (3,338)
  By pooled banks prior to
     acquisition                                                        (561)                             (561)
Treasury shares purchased                                                           (26)                   (26)
Treasury shares sold                                (1)                              83                     82
Principal payment                                                                              161         161
Change in market value
  of equity security                                                     182                               182
- - --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991           13,809     16,352      2,139     77,769       (188)      (161)    109,720
- - --------------------------------------------------------------------------------------------------------------
Net Income                                                            12,332                            12,332
Cash dividends:
  Common ($.70 per share)                                             (4,209)                           (4,209)
  By pooled banks prior to
     acquisition                                                        (420)                             (420)
Treasury shares purchased                                                           (33)                   (33)
ESOP borrowing                                                                                (560)       (560)
Principal payment                                                                              161         161
- - --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992           13,809     16,352      2,139     85,472       (221)      (560)    116,991
- - --------------------------------------------------------------------------------------------------------------
Net Income                                                            14,663                            14,663
Cash dividends:
  Common ($.785 per share)                                            (5,178)                           (5,178)
Treasury shares purchased                                                        (1,102)                (1,102)
ESOP borrowing                                                                                (422)       (422)
Principal payment                                                                              225         225
- - --------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993         $ 13,809   $ 16,352   $  2,139   $ 94,957   $ (1,323)   $  (757)  $ 125,177
- - --------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
There was no activity, or outstanding balances in Preferred Stock during the years ended December 31, 1993, 1992 and 1991.

                                 WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

- - --------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (in thousands)

                                                           For the year ended December 31,
                                                          ----------------------------------
                                                            1993         1992         1991
- - --------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                $ 14,663     $ 12,332     $ 11,238
Adjustment to reconcile net income to net cash provided
  by operating activities:
     Effect of accounting change for postretirement
       benefits--
       net of tax effect                                        --          592           --
     Depreciation                                            1,269        1,222        1,249
     Provision for possible loan losses                      2,684        2,850        2,337
     Investment amortization--net                            4,414        3,236        1,618
     Gains on sales of investment securities                  (160)        (402)        (173)
     Deferred income taxes                                    (141)        (842)        (645)
     Other--net                                               (134)        (345)         218
     Proceeds from maturities and calls of securities
       available for sale                                   90,435           --           --
     Proceeds from the sales of securities available for
       sale                                                 31,981           --           --
     Purchases of securities available for sale            (35,352)          --           --
     Increase or decrease in assets and liabilities:
       Interest receivable                                     754         (224)         779
       Other assets                                             91          182       (2,381)
       Interest payable                                       (448)      (1,434)        (650)
       Other liabilities                                      (276)        (192)          21
- - --------------------------------------------------------------------------------------------
Net cash provided by operating activities                  109,780       16,975       13,611
- - --------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of investment securities               5,596       25,844        9,517
  Proceeds from maturities and calls of investment
     securities                                             16,856       97,191      100,407
  Purchases of investment securities                      (106,691)    (203,510)    (102,200)
  Net increase in loans                                    (35,207)     (24,980)     (28,008)
  Net (increase) decrease in charge card loans               1,271         (378)        (918)
  Purchases of premises and equipment--net                  (1,612)      (1,412)      (1,081)
- - --------------------------------------------------------------------------------------------
Net cash used by investing activities                     (119,787)    (107,245)     (22,283)
- - --------------------------------------------------------------------------------------------
Financing activities:
  Net decrease in certificates of deposit                  (21,548)     (43,367)     (24,093)
  Net increase in demand deposits and savings accounts      37,768       80,522       36,069
  Increase in federal funds purchased and repurchase
     agreements                                              2,279        1,283          887
  Increase (decrease) in short-term borrowings               2,612       (1,427)         424
  Principal payments on ESOP related debt                     (225)        (161)        (161)
  Proceeds from ESOP related borrowings                        422          560           --
  Dividends paid                                            (5,019)      (4,611)      (3,816)
  Other--net                                                (1,102)         (33)          56
- - --------------------------------------------------------------------------------------------
Net cash provided by financing activities                   15,187       32,766        9,366
- - --------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         5,180      (57,504)         694
Cash and cash equivalents at beginning of year              41,809       99,313       98,619
- - --------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $ 46,989     $ 41,809     $ 99,313
- - --------------------------------------------------------------------------------------------

During 1993, 1992 and 1991, WesBanco paid $32,007, $39,555 and $47,008 in interest on deposits and other borrowings and $5,380, $5,312 and $4,378 for income taxes, respectively.

As of December 31, 1993, 1992 and 1991 the net change in in-substance foreclosures amounted to $(791), $(187), and $2,936, respectively. During 1993, approximately $791 of loans classified as in-substance foreclosures were either paid or transferred back to loans.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 WESBANCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------
                          NOTE 1: ACCOUNTING POLICIES

- - --------------------------------------------------------------------------------

  WesBanco, Inc. and its subsidiary banks provide banking services primarily in the West Virginia and eastern Ohio markets. The significant accounting principles employed in the preparation of the accompanying consolidated financial statements are summarized below:

PRINCIPLES OF CONSOLIDATION:
  The Consolidated Financial Statements of WesBanco, Inc. (the Corporation) include the accounts of the Corporation and its wholly owned subsidiaries. Material intercompany transactions and accounts have been eliminated.

INVESTMENT SECURITIES:
  Investments Held to Maturity:
  Investment securities consisting principally of debt securities, which are generally held to maturity, are stated at cost, adjusted for amortization of premiums and accretion of discounts. These securities are purchased with the intent and ability to hold until their maturity. Amortization of premiums and accretion of discounts are included in interest on investment securities in the Consolidated Statement of Income.
  Investments Available for Sale:
  U. S. Treasury and Agency debt securities with a call or maturity of one year or less, corporate securities, and marketable equity securities are classified as available for sale. These securities may be sold at any time based upon management's assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations, and other factors. These securities are carried at the lower of aggregate amortized cost or market value, with changes being reported in the Consolidated Statement of Income. No writedowns on these securities have been required.
  Investments Available for Trading:
  The Corporation did not have a trading portfolio during either of the two years ended December 31, 1993 and 1992.
  Gains and Losses:
  Gains and losses on sale of investment securities represent the differences between net proceeds and carrying values determined by the specific identification method.

LOANS:
  Interest is accrued as earned except where doubt exists as to collectability, in which case recognition of income is discontinued. Net loan fees and deferrable costs are not material.

RESERVE FOR POSSIBLE LOAN LOSSES:
  The reserve for possible loan losses is maintained at a level considered adequate by management to provide for potential loan losses. The reserve is increased by provisions charged to operating expenses and reduced by loan losses net of recoveries. The amount of reserve is based on management's evaluation of the loan portfolio, as well as prevailing and anticipated economic conditions, past loan loss experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other relevant factors.

BANK PREMISES AND EQUIPMENT:
  Bank premises and equipment are stated at cost less accumulated depreciation. Bank premises and equipment are depreciated over their estimated useful lives using either the straight-line or an accelerated method. Useful lives are revised when a change in life expectancy becomes apparent.
  Maintenance and repairs are charged to expense and betterments are capitalized. Gains and losses on bank premises and equipment retired or otherwise disposed of, are charged to expense when incurred.

INCOME TAXES:
  Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 109 "Accounting for Income Taxes." The adoption of FAS No. 109 changed the Corporation's method of accounting for income taxes from the deferred method to an asset and liability approach. Under FAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their tax bases. In addition, such deferred tax asset and liability amounts are adjusted for the effects of enacted changes in tax laws or rates. The Corporation's principal temporary differences relate to the reserve for possible loan losses, postretirement benefits including pension expense and accretion of discounts on investment securities.

EARNINGS PER SHARE:
  Earnings per share are calculated based upon the weighted average number of shares of common stock outstanding during the year, retroactively adjusted for the April 1993 two for one stock split.

TRUST DEPARTMENT:
       Assets held by the subsidiary banks in fiduciary or agency capacities for their customers are not included as assets in the accompanying Consolidated Balance Sheet. Trust fees are reported on the cash

- - --------------------------------------------------------------------------------

basis of accounting in accordance with customary banking practice. Reporting of trust income on an accrual basis would not materially affect net income. Certain trust assets are held on deposit at subsidiary banks.

STATEMENT OF CASH FLOWS:
  For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold. Generally, federal funds are sold for one day periods.

NEW ACCOUNTING STANDARDS TO BE ADOPTED:
  The following financial accounting standards will be implemented by the Corporation prior to or on the required implementation date.
  FAS No. 112, "Employers' Accounting for Postemployment Benefits," requires employers who provide benefits to former or inactive employees after employment, but before retirement, to recognize the obligation during the periods employees provide services to earn those benefits. This statement will be adopted as of January 1, 1994 and will have an immaterial effect on the Corporation.
  FAS No. 114, "Accounting by Creditors for Impairment of a Loan," requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS No. 114 is effective for periods beginning after December 15, 1994 and management is unable to determine the effect of adopting FAS No. 114 at this time.
  FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement will be adopted as of January 1, 1994. Management will change its classification of investments to include treasury and agency securities purchased with final maturities extending beyond three years, corporate securities, mortgage-backed securities and marketable equity securities as available for sale as of January 1, 1994. Due to the increase in market values, the accounting effect of adopting FAS No. 115 will be to increase investments by $5,259,000 and increase shareholders' equity by $3,182,000 after the tax effect of ($2,077,000).

                                 NOTE 2: LOANS

- - --------------------------------------------------------------------------------

     The following is a summary of loans outstanding: (in thousands)

                          December 31,
                      ---------------------
                        1993         1992
- - -------------------------------------------
Loans:
  Commercial          $136,076     $135,119
  Real estate--
     construction       18,666       11,930
  Real estate--
     mortgage          244,916      233,321
  Installment          167,137      154,082
- - -------------------------------------------
Total Loans           $566,795     $534,452
- - -------------------------------------------

  Most lending is with customers who are located within the state of West Virginia and eastern Ohio. There is no significant concentration of credit risk by industry or by individual borrowers, no significant exposure to highly leveraged loan transactions, nor any foreign loans. Loans aggregating $7,842,000, and $6,645,000 were classified as renegotiated or nonaccrual as of December 31, 1993 and 1992, respectively. Interest and fees on loans would have been increased by approximately $444,000, $259,000 and $406,000 for the years 1993, 1992 and 1991, respectively, if these loans had earned their stated interest for the entire year. The amount of interest included in net interest income from renegotiated and nonaccrual loans is $607,000, $410,000 and $550,000 for the years ended December 31, 1993, 1992 and 1991, respectively.
  The subsidiary banks, in the ordinary course of business, grant loans to related parties at terms which do not vary from terms that would have been required if the transactions had been with unrelated parties. Indebtedness of related parties aggregated approximately $32,603,000 and $24,620,000 as of December 31, 1993 and 1992, respectively. Activity for the year ended December 31, 1993 is summarized as follows: (in thousands)

- - ------------------------------------------
Balance, beginning of year         $24,620
Additions                           25,989
Cash payments and other
  reductions                       (18,006)
- - ------------------------------------------
Balance, end of year               $32,603
- - ------------------------------------------

                        NOTE 3: ACQUISITIONS AND MERGERS

- - --------------------------------------------------------------------------------

  On July 17, 1992, WesBanco, Inc. acquired First National Bank of Barnesville, which had total assets of $143,706,000. In accordance with terms of the merger, WesBanco issued 600,000 shares of common stock for all of the First National Bank of Barnesville's stock. The acquisition was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements include the accounts of First National Bank of Barnesville for all periods presented.
  WesBanco will complete an acquisition during February 1994. See Note 20 for details of the merger.

                        NOTE 4: RESTRICTED CASH BALANCES

- - --------------------------------------------------------------------------------

  Federal Reserve regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank. The average amounts of required reserve balances were approximately $4,643,000 and $4,876,000 during 1993 and 1992, respectively.

                         NOTE 5: INVESTMENT SECURITIES

- - --------------------------------------------------------------------------------

  The amortized cost and estimated market values of investment securities are as follows: (in thousands)

               -------------------------------------------------------------------------------------------------------------------
                                       1993                                                   1992                          1991
               ---------------------------------------------------    ------------------------------------------------   ---------
                                 GROSS        GROSS      ESTIMATED                  Gross        Gross      Estimated
                   AMORTIZED   UNREALIZED   UNREALIZED    MARKET      Amortized   Unrealized   Unrealized    Market      Amortized
                     COST        GAINS        LOSSES      VALUE        Cost        Gains        Losses       Value         Cost
- - ---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
 and Federal
 Agency Securities  $199,899   $ 4,248      $(414)       $203,733     $234,088    $ 7,127      $  (784)     $240,431     $232,575
Obligations of
 states and
 political
 subdivisions        117,804     4,101       (349)        121,556      100,008      3,205         (357)      102,856       81,720
Mortgage-backed
 securities            2,152        79        (12)          2,219        4,247        116          (11)        4,352        6,203
Corporate and other
 securities              791        --         --             791          875         --           --           875       11,417
Investments available
 for sale             83,132     1,623        (58)         84,697       71,836      1,336         (316)       72,856          --
- - ---------------------------------------------------------------------------------------------------------------------------------
Total               $403,778   $10,051      $(833)       $412,996     $411,054    $11,784      $(1,468)     $421,370     $331,915
- - ---------------------------------------------------------------------------------------------------------------------------------

  The amortized cost and estimated market value of the total investment portfolio at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because certain borrowers have the right to call or prepay obligations: (in thousands)

                             DECEMBER 31, 1993
                           ----------------------
                                        ESTIMATED
                           AMORTIZED     MARKET
                              COST        VALUE
- - -------------------------------------------------
Within one year             $ 57,692    $ 58,635
After one year, but
  within five                238,087     243,888
After five years, but
  within ten                  98,423     100,697
After ten years                7,424       7,557
Mortgage-backed
  securities                   2,152       2,219
- - -------------------------------------------------
Total investments           $403,778    $412,996
- - -------------------------------------------------

  Investment securities with par values aggregating $115,360,000 at December 31, 1993 and $94,655,000 at December 31, 1992 were pledged to secure public and trust funds. Gross gains from sales of investment securities of $248,000, $412,000 and $176,000 and gross losses of $88,000, $10,000 and $3,000 were realized on investment sales for the years ended December 31, 1993, 1992 and 1991, respectively.

                   NOTE 6: TRANSACTIONS WITH RELATED PARTIES

- - --------------------------------------------------------------------------------

  Some officers and directors (including their affiliates, families and entities in which they are principal owners) of the Corporation and banks are customers of the banks and have had, and are expected to have, transactions with the banks in the ordinary course of business. In addition, some officers and directors are also officers and directors of corporations which are customers of the banks and have had, and are expected to have, transactions with the banks in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations.
  The amount of transactions with related parties including loans and legal fees aggregated approximately $32,961,000 at December 31, 1993. These related party transactions equal 26% of shareholders' equity at December 31, 1993.

           NOTE 7: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

- - --------------------------------------------------------------------------------

  Individual banks within the Corporation incur off-balance-sheet risks in the normal course of business in order to meet financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
  In the normal course of business, there are outstanding, various commitments to extend credit approximating $39,069,000 and standby letters of credit of $8,410,000 as of December 31, 1993.
  The banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The banks use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. Collateral which secures these types of commitments is the same type as collateral for other types of lending, such as accounts receivable, inventory and fixed assets.
  Commitments to extend credit are commitments to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each customer's credit worthiness on a case-by-case basis.
  Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral securing these types of transactions is similar to collateral securing the banks' commercial loans.

                    NOTE 8: RESERVE FOR POSSIBLE LOAN LOSSES

- - --------------------------------------------------------------------------------

  The transactions in the reserve for possible loan losses were as follows:

                                                                       Year ended December 31,
                                                                  ----------------------------------
                                                                  1993          1992          1991
- - ----------------------------------------------------------------------------------------------------
Balance, beginning of year                                       $ 8,367       $ 7,476       $ 7,120
Reserves of purchased bank                                            --            62            --
  Provision                                                        2,684         2,850         2,337
  Loan recoveries                                                    564           652           288
  Loan losses                                                     (2,316)       (2,673)       (2,269)
- - ----------------------------------------------------------------------------------------------------
Balance, end of year                                             $ 9,299       $ 8,367       $ 7,476
- - ----------------------------------------------------------------------------------------------------


























                               NOTE 9: BANK PREMISES AND EQUIPMENT

- - --------------------------------------------------------------------------------

  Bank premises and equipment include: (in thousands)



                                                                Estimated            December 31,
                                                                  useful         --------------------
                                                                   life           1993         1992
- - -----------------------------------------------------------------------------------------------------
Land and improvements                                          (3-10 years)     $  3,351     $  3,261
Buildings and improvements                                     (4-50 years)       17,301       16,989
Furniture and equipment                                        (2-25 years)       10,087        9,331
- - -----------------------------------------------------------------------------------------------------
                                                                                  30,739       29,581
Less--Accumulated depreciation                                                   (16,022)     (15,148)
- - -----------------------------------------------------------------------------------------------------
Total                                                                           $ 14,717     $ 14,433
- - -----------------------------------------------------------------------------------------------------

         NOTE 10: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

- - --------------------------------------------------------------------------------

  In accordance with the requirements of FAS No. 107, "Disclosure About Fair Value of Financial Instruments," fair value disclosure estimates are being made for like kinds of financial instruments. Fair value estimates are based on present value of expected future cash flows, quoted market prices of similar financial instruments, if available, and other valuation techniques. These valuations are significantly affected by the discount rates, cash flow assumptions, and risk assumptions used. Therefore, the fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.
  FAS No. 107 excludes certain items from the disclosure requirements, and accordingly, the aggregate fair value of amounts presented do not represent the underlying value of the Corporation. Management does not have the intention to dispose of a significant portion of its financial instruments and, therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
  The following table represents the estimates of fair value of financial instruments: (in thousands)

                                                            December 31,
                                          -------------------------------------------------
                                                  1993                        1992
                                          ---------------------       ---------------------
                                          CARRYING       FAIR         Carrying       Fair
                                           AMOUNT       VALUE          Amount       Value
- - -------------------------------------------------------------------------------------------
Financial assets:
  Cash and short-term investments         $ 47,286     $ 47,286       $ 41,909     $ 41,909
  Investment securities                    403,778      412,996        411,054      421,370
  Net loans                                555,878      566,877        524,626      537,368
Financial liabilities:
  Deposits                                 854,391      860,524        838,171      846,955
  Short-term borrowings                     48,165       48,165         43,274       43,274
- - -------------------------------------------------------------------------------------------

  The following methods and assumptions are used to estimate the fair value of like kinds of financial instruments:

Cash and Short-Term Investments:
  The carrying amount for cash and short-term investments is a reasonable estimate of fair value. Short-term investments consist of federal funds sold. Investment Securities:
  Fair values for investment securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.
Loans Receivable:
  Fair values for loans with interest rates that fluctuate as current rates change are generally valued at carrying amounts. The fair values for residential mortgage loans are based on quoted market prices of securitized financial instruments, adjusted for remaining maturity and differences in loan characteristics. Fair values of commercial real estate, construction and consumer loans are based on a discounted value of the estimated future cash flows expected to be received. The current interest rates applied in the discounted cash flow method reflect rates used to price new loans of similar type, adjusted for relative risk and remaining maturity. The fair value of the credit card portfolio is estimated based on the anticipated average cost of soliciting a new account and the present credit quality of the outstanding balances. For nonaccrual loans, fair value is estimated by discounting expected future principal cash flows only.
Deposit Liabilities:
  The carrying amount is considered a reasonable estimate of fair value for demand and savings deposits and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.
Short-Term Borrowings:
  For short-term borrowings, which include federal funds purchased, repurchase agreements, and other short-term borrowings, the carrying amount is a reasonable approximation of fair value.
Off-balance sheet instruments:
  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The amount of fees currently charged on commitments are determined to be insignificant and therefore the fair value and carrying value of off-balance sheet instruments are not shown.

                         NOTE 11: SHAREHOLDERS' EQUITY

- - --------------------------------------------------------------------------------

  On April 21, 1993, the shareholders of the Corporation approved a two-for-one stock split effective April 22, 1993, an increase in the authorized common shares from 10 million to 25 million shares, a change in common stock par value from $4.1666 to $2.0833 per share and an increase in the authorized preferred stock from 100,000 to 1 million shares with no par value. The stock split increased the number of shares of common stock outstanding at April 22, 1993, to 6,613,328 shares. All shares and per share amounts have been retroactively adjusted for the stock split.

                             NOTE 12: OTHER ASSETS

- - --------------------------------------------------------------------------------

  Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure and properties classified as in-substance foreclosures are transferred to other assets and recorded at the lower of cost or fair market value based on appraisal value at the date actually or constructively received. Losses arising at the time of acquisition of such property are charged against the reserve for possible loan losses.
  The total other real estate including in-substance foreclosures was $2,110,000 and $2,904,000 as of December 31, 1993 and 1992, respectively.

                           NOTE 13: PENSION BENEFITS

- - --------------------------------------------------------------------------------

  Substantially all employees are participants in the WesBanco defined benefit pension plan. Benefits are generally based on the years of service and the employee's compensation during the last five years of employment. The WesBanco plan's funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
  As of January 1, 1993, all assets and liabilities of the WesBanco Barnesville (formerly First National Bank of Barnesville) and WesBanco Kingwood (formerly Albright National Bank) pension plans were merged into the WesBanco plan.
  Prior to the merger of the Barnesville and Kingwood pension plans into the WesBanco plan there were three separate defined benefit pension plans. These plans covered substantially all employees who satisfied minimum age and length of service requirements. All plans provided a defined benefit that was determined based on years of service and the employee's compensation during final years of employment.
  WesBanco Kingwood funded its defined benefit plan at the maximum allowable amount and also had a defined contribution 401K plan covering substantially all of its employees. The employer matched employee deferrals at 50% of the deferral up to a maximum of 4% of the employee's salary. Funding to this plan was discontinued as of December 31, 1992.
  WesBanco Barnesville contributions to the plan reflected benefits attributed to employees' services to date. Plan assets consisted exclusively of insurance annuity contracts. Payment of retirement benefit was funded solely through these annuity contracts.
  Net periodic pension cost for the defined benefit plans in 1993, 1992 and 1991 include the following components: (in thousands)

                     1993      1992     1991
- - --------------------------------------------
Service cost--
  benefits earned
  during year      $   568    $ 500    $ 541
Interest cost on
  projected
  benefit
  obligation           738      524      475
Actual return on
  plan assets       (1,311)    (387)    (784)
Net amortization
  and deferral         618     (190)     304
- - --------------------------------------------
Net periodic
  pension cost     $   613    $ 447    $ 536
- - --------------------------------------------

- - --------------------------------------------------------------------------------

  The following table sets forth for all defined benefit plans the funded status and the liability reflected in the Consolidated Balance Sheet at December 31, 1993 and 1992: (in thousands)

                                                                                 December 31,
                                                                             ---------------------
                                                                               1993         1992
- - --------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
    Vested benefit obligation                                                $  6,521      $ 4,684
    Accumulated benefit obligation                                              7,439        5,129
- - --------------------------------------------------------------------------------------------------
Projected benefit obligation                                                 $(11,784)     $(7,381)
Plan assets at current market value, primarily listed stocks, bonds and
  cash equivalents                                                             10,908        7,186
- - --------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                        $   (876)     $  (195)
Unrecognized prior service cost                                                   730          (78)
Unrecognized net gain                                                            (518)      (1,025)
Unrecognized obligation                                                            65           69
- - --------------------------------------------------------------------------------------------------
Net pension liability                                                        $   (599)     $(1,229)
- - --------------------------------------------------------------------------------------------------
Assumptions used in the accounting were:
  Weighted average discount rates                                                7.0%         8.0%
  Rates of increase in compensation levels                                       4.0%         5.0%
  Weighted average expected long-term return on assets                           8.0%         8.0%

              NOTE 14: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS


- - --------------------------------------------------------------------------------

  WesBanco currently provides a death benefit of $5,000 and a contributory health insurance plan for all retirees. WesBanco's contribution toward health insurance is a fixed amount which may be changed at its sole discretion.
  In 1992 the Corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement generally requires accrual accounting for nonpension postretirement benefits. With the adoption of FAS No. 106 the Corporation recognized a one time non-cash charge of $943,947 before the applicable income tax benefit of $351,453. The charge to earnings has been accounted for as a change in accounting principle.
  Net periodic postretirement benefit costs other than pension costs in 1993 and 1992 include the following components: (in thousands)

                                  1993      1992
- - ------------------------------------------------
Service cost-benefits earned
  during year                     $ 42      $ 35
Interest cost on projected
  benefit obligation                94        74
Net amortization and deferral        5        --
- - ------------------------------------------------
Net periodic postretirement
  benefit cost other than
  pensions                        $141      $109
- - ------------------------------------------------

  The following table sets forth the liability reflected in the Consolidated Balance Sheet at December 31, 1993 and 1992: (in thousands)

                                 December 31,
                              ------------------
                               1993        1992
- - ------------------------------------------------
Accumulated postretirement
  benefit obligation:
    Retirees                  $  545      $  394
    Fully eligible active
       plan participants         885         610
- - ------------------------------------------------
         Total                 1,430       1,004
    Unrecognized net loss       (334)         --
- - ------------------------------------------------
    Net benefit liability     $1,096      $1,004
- - ------------------------------------------------
Assumptions used in the
  accounting were:
    Weighted average
       discount rate              7%          8%
- - ------------------------------------------------

  Postretirement benefits are funded as incurred resulting in cash payments of approximately $50,000, $48,000 and $43,000 for the years ended December 31, 1993, 1992 and 1991, respectively.
  The Corporation's portion of the cost of health care benefits is expected to remain constant. An assumption of a 1% per year increase in the benefit level would increase the expense in health care benefits by $36,000 or 30% for the year ended 1993 and increase the accumulated postretirement benefit obligation by $183,000 or 18% as of December 31, 1993.

                       NOTE 15: OTHER OPERATING EXPENSES

- - --------------------------------------------------------------------------------

  Other operating expenses for the years 1993, 1992 and 1991 include: (in thousands)

                                                              1993        1992        1991
- - --------------------------------------------------------------------------------------------
Customer and office supplies                                 $ 1,032     $ 1,049     $ 1,117
Legal and accounting fees                                        908         896         833
Marketing media                                                  959         759         912
Miscellaneous taxes                                            1,331       1,430       1,291
FDIC Insurance                                                 1,912       1,876       1,670
Other                                                          4,237       4,092       4,177
- - --------------------------------------------------------------------------------------------
  Total                                                      $10,379     $10,102     $10,000
- - --------------------------------------------------------------------------------------------


                             NOTE 16: INCOME TAXES

- - --------------------------------------------------------------------------------

  Effective January 1, 1993 the Corporation adopted FAS No. 109, "Accounting for Income Taxes." The adoption of FAS No. 109 changed the Corporation's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Implementation of FAS No. 109 did not result in a material effect upon the reported financial position or results of operations of the Corporation.
  Pre-tax income from continuing operations for the years ended December 31, 1993, 1992 and 1991 was $19,609,000, $17,607,000 and $14,961,000, respectively.
A reconciliation of the federal statutory tax rate to the reported effective tax rate is as follows:

                                                                     Year ended December 31,
                                                                     -----------------------
                                                                     1993      1992      1991
- - --------------------------------------------------------------------------------------------
Federal statutory tax rate                                            35%       34%       34%
Tax-exempt interest income from securities of states and political
  subdivisions                                                       (11)      (12)      (14)
State income taxes                                                     3         3         3
Other--net                                                            (2)        1         2
- - --------------------------------------------------------------------------------------------
Reported effective tax rate                                           25%       26%       25%
- - --------------------------------------------------------------------------------------------

  The income tax rates for corporations with net income $15,000,000 or more have been increased from 34% to 35% during 1993. The effect of this rate change was not significant to the Corporation.
  The provision for income taxes in the Consolidated Statement of Income consists of the following: (in thousands)

                                                                   Year ended December 31,
                                                                 ----------------------------
                                                                  1993       1992       1991
- - ---------------------------------------------------------------------------------------------
Current-- Federal                                                $4,326     $4,391     $3,708
          State                                                     761        782        660
Deferred-- Federal                                                 (258)      (744)      (607)
          State                                                     117        (98)       (38)
- - ---------------------------------------------------------------------------------------------
  Total                                                          $4,946     $4,331     $3,723
- - ---------------------------------------------------------------------------------------------
Tax expense applicable to securities transactions                $   62     $  173     $   75
- - ---------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

  The Corporation's Federal and State income tax returns have been examined through 1990 with no significant adjustment proposed by the Internal Revenue Service or the State Tax Department.
  Deferred tax assets (liabilities) are comprised of the following at December 31, 1993 and January 1, 1993: (in thousands)

                                                           DECEMBER 31, 1993      January 1, 1993
- - -------------------------------------------------------------------------------------------------
Deferred tax assets:
  Loan loss reserve                                             $3,298                $2,843
  Postretirement and pension expense                               648                   849
  Deferred compensation                                            250                   233
  Other                                                             57                    56
- - -------------------------------------------------------------------------------------------------
    Gross deferred tax assets                                    4,253                 3,981
- - -------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                    (497)                 (475)
  Loan loss recapture                                             (180)                 (232)
  Accretion on investments                                         (82)                 (139)
  Other                                                            (37)                   --
- - -------------------------------------------------------------------------------------------------
    Gross deferred tax liabilities                                (796)                 (846)
- - -------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                              --                    --
Net deferred tax assets                                         $3,457                $3,135
- - -------------------------------------------------------------------------------------------------

  The deferred portion of the income tax provision as calculated under APB 11 consists of the following: (in thousands)

                                                                            Year ended December 31,
                                                                            -----------------------
                                                                               1992           1991
- - ---------------------------------------------------------------------------------------------------
Postretirement benefits                                                        $(383)            --
Accretion of discounts on investment securities--net                             (60)         $ (68)
Reserve for possible loan losses                                                (376)          (533)
Other--net                                                                       (23)           (44)
- - ---------------------------------------------------------------------------------------------------
Total                                                                          $(842)         $(645)
- - ---------------------------------------------------------------------------------------------------


              NOTE 17: CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

  Presented below are the condensed Balance Sheet, Statement of Income and Statement of Cash Flows for the Parent Company: (in thousands)

                                 BALANCE SHEET

                                                                                 December 31,
                                                                            ----------------------
                                                                              1993          1992
- - --------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                        $  3,192      $    545
Investment in subsidiary banks (at equity in net assets)                     118,081       115,152
Investment securities:
  States and political subdivisions (market values of $2,749 and $1,360,
    respectively)                                                              2,737         1,353
  Investments available for sale (market values of $1,584 and $452,
    respectively)                                                              1,477           394
Other assets                                                                   1,946         1,463
- - --------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                         $127,433      $118,907
- - --------------------------------------------------------------------------------------------------
LIABILITIES
Long-term borrowings (Note 19)                                              $    757      $    560
Other liabilities                                                              1,499         1,356
- - --------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                       2,256         1,916
       TOTAL SHAREHOLDERS' EQUITY                                            125,177       116,991
- - --------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $127,433      $118,907
- - --------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

                              STATEMENT OF INCOME

                                                                 Year ended December 31,
                                                             -------------------------------
                                                              1993        1992        1991
- - --------------------------------------------------------------------------------------------
Dividends from subsidiary banks                              $11,920     $ 5,020     $ 3,560
Income from investments                                          134         109         129
Other income                                                       2          53           6
- - --------------------------------------------------------------------------------------------
       TOTAL INCOME                                           12,056       5,182       3,695
- - --------------------------------------------------------------------------------------------
       TOTAL EXPENSES                                            719         531         553
- - --------------------------------------------------------------------------------------------
Income before income tax benefit and equity in
  undistributed net income of subsidiary banks                11,337       4,651       3,142
Income tax benefit                                               396         188         196
- - --------------------------------------------------------------------------------------------
Income before equity in undistributed net income of
  subsidiary banks                                            11,733       4,839       3,338
Equity in undistributed net income of subsidiary banks         2,930       7,493       7,900
- - --------------------------------------------------------------------------------------------
       NET INCOME                                            $14,663     $12,332     $11,238
- - --------------------------------------------------------------------------------------------

                            STATEMENT OF CASH FLOWS

                                                                 Year ended December 31,
                                                             -------------------------------
                                                              1993        1992        1991
- - --------------------------------------------------------------------------------------------
Operating activities:
  Net Income                                                 $14,663     $12,332     $11,238
  Undistributed earnings of subsidiary banks                  (2,930)     (7,493)     (7,900)
  Proceeds from the sales of investments available for sale    1,001          --          --
  Proceeds from the maturities and calls of investments
     available for sale                                        3,992          --          --
  Purchases of investment securities available for sale       (6,080)         --          --
  Other--net                                                    (667)     (1,266)       (125)
- - --------------------------------------------------------------------------------------------
Net cash provided by operating activities                      9,979       3,573       3,213
- - --------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from maturities of investment securities            1,053       1,587       1,227
  Purchases of investment securities                          (2,461)     (1,347)     (1,360)
  Change in investment in subsidiary banks                        --          --          75
- - --------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities              (1,408)        240         (58)
- - --------------------------------------------------------------------------------------------
Financing activities:
  Principal payments on ESOP related debt                       (225)       (161)       (161)
  Proceeds from ESOP related borrowings                          422         560          --
  Change in treasury stock--net                               (1,102)        (33)         56
  Dividends paid                                              (5,019)     (3,966)     (3,203)
- - --------------------------------------------------------------------------------------------
Net cash used by financing activities                         (5,924)     (3,600)     (3,308)
- - --------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                2,647         213        (153)
Cash at beginning of year                                        545         332         485
- - --------------------------------------------------------------------------------------------
Cash at end of year                                          $ 3,192     $   545     $   332
- - --------------------------------------------------------------------------------------------

  The operations of the subsidiary banks are subject to federal and state statutes which limit the banks' ability to pay dividends or otherwise transfer funds to the Parent Company. At December 31, 1993 the banks, without prior approval from the regulators, could have distributed dividends of approximately $17,701,000.

                        NOTE 18: CERTIFICATES OF DEPOSIT

- - --------------------------------------------------------------------------------

  Maturities of certificates of deposit in denominations of $100,000 or more are as follows: (in thousands)

                                                                           December 31,
                                                                        -------------------
                               Maturity                                  1993        1992
- - -------------------------------------------------------------------------------------------
Under three months                                                      $19,202     $18,127
Three to six months                                                       6,896       8,415
Six to twelve months                                                      4,608       7,957
Over twelve months                                                       10,939       6,684
- - -------------------------------------------------------------------------------------------
Total                                                                   $41,645     $41,183
- - -------------------------------------------------------------------------------------------

  Interest expense on certificates of deposit of $100,000 or more was approximately $1,953,000 in 1993, $2,098,000 in 1992 and $3,282,000 in 1991.

                     NOTE 19: ESOP AND LONG TERM BORROWINGS

- - --------------------------------------------------------------------------------

  The Corporation has a qualified noncontributory Employee Stock Ownership Plan
(ESOP) and Trust Agreement for the purpose of investing in the common stock of WesBanco on behalf of its employees. Currently, the ESOP Trust holds 85,911 shares of WesBanco common stock. Substantially all employees are included in this plan. Approximately 54,444 shares of stock were allocated to specific employee accounts as of December 31, 1993.
  During September 1992, the WesBanco ESOP Trust entered into a revolving loan agreement with an independent financial institution providing for a line of credit in the aggregate amount of $1,000,000 to facilitate purchases of WesBanco common stock in the open market. Subsequently, the ESOP Trust purchased 41,800 shares of stock for $981,725 with funds provided under the revolving loan, pledging those shares as collateral. The loan bears interest at a rate equal to the lender's base rate and requires annual repayments of principal equal to 20% of the balance at January 1 of each year. The loan has a final maturity date of 5 years from date of inception. The $1,000,000 revolving line of credit has a balance of $757,000 as of December 31, 1993.
  Contributions to the ESOP during 1993, 1992 and 1991 were $246,000, $180,000 and $161,000, respectively, which approximated the required loan payments.


                       NOTE 20: SUBSEQUENT EVENT--MERGER

- - --------------------------------------------------------------------------------

  On February 28, 1994, WesBanco, Inc. consummated a merger with First Fidelity Bancorp, Inc.(Fidelity). In accordance with terms of the merger approximately 2,094,286 shares of WesBanco common stock were issued for all of Fidelity's common stock. The outstanding series A 8% cumulative convertible preferred stock of Fidelity was converted into shares of series A 8% cumulative convertible preferred stock of WesBanco.
  The acquisition is being accounted for as a pooling-of-interests. The following information summarizes total assets, net interest income, net income, and earnings per share on a proforma basis as if the acquisition had been consummated on the first day of each year presented: (in thousands, except for per share amounts).

                WesBanco, Inc.       First       (Unaudited)
                As previously      Fidelity       Proforma
     Year         presented      Bancorp, Inc.    Combined
- - -----------------------------------------------------------
  Total assets:
12/31/93          $1,038,882        $307,965     $1,346,838
12/31/92           1,010,104         306,192      1,316,294
  Net interest
    income:
    1993              42,360          13,912         56,272
    1992              39,675          14,013         53,688
    1991              36,287          13,376         49,663
  Net income:
    1993              14,663           3,178         17,841
    1992              12,332           3,547         15,879
    1991              11,238           3,165         14,403
  Earnings per
    share:
    1993                2.22            1.29           2.03
    1992                1.87            1.46           1.81
    1991                1.70            1.30           1.64

                                 WESBANCO, INC.

                    CONDENSED QUARTERLY STATEMENT OF INCOME

- - --------------------------------------------------------------------------------
(In thousands, except for earnings per share)

                                                         1993 QUARTER ENDED
                                  -----------------------------------------------------------------
                                                                                            ANNUAL
                                  MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31      TOTAL
- - ---------------------------------------------------------------------------------------------------
Interest income                    $18,492     $18,589          $18,780         $18,059     $73,920
Interest expense                     8,218       7,960            7,756           7,626      31,560
- - ---------------------------------------------------------------------------------------------------
Net interest income                 10,274      10,629           11,024          10,433      42,360
Provision for loan losses              702         525              473             984       2,684
- - ---------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses          9,572      10,104           10,551           9,449      39,676
Other income                         2,259       2,247            1,998           2,193       8,697
Other expenses                       6,836       7,346            7,171           7,411      28,764
- - ---------------------------------------------------------------------------------------------------
Income before income taxes           4,995       5,005            5,378           4,231      19,609
Provision for income taxes           1,360       1,329            1,448             809       4,946
- - ---------------------------------------------------------------------------------------------------
Net Income                         $ 3,635     $ 3,676          $ 3,930         $ 3,422     $14,663
- - ---------------------------------------------------------------------------------------------------
Earnings per share(1)              $    .55    $   .55          $   .60         $   .52     $  2.22
- - ---------------------------------------------------------------------------------------------------

                                                           1992 Quarter ended
                                    -----------------------------------------------------------------
                                                                                              Annual
                                    March 31     June 30     September 30     December 31      Total
- - -----------------------------------------------------------------------------------------------------
Interest income                      $19,833     $19,617        $19,388         $18,959       $77,797
Interest expense                      10,291       9,845          9,393           8,593        38,122
- - -----------------------------------------------------------------------------------------------------
Net interest income                    9,542       9,772          9,995          10,366        39,675
Provision for loan losses                415         556            607           1,272         2,850
- - -----------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses            9,127       9,216          9,388           9,094        36,825
Other income                           2,349       2,086          1,982           2,033         8,450
Other expenses                         6,665       7,252          6,930           6,821        27,668
- - -----------------------------------------------------------------------------------------------------
Income before income taxes and
  effect of prior years'
  postretirement benefits              4,811       4,050          4,440           4,306        17,607
Provision for income taxes             1,353       1,111          1,211           1,008         4,683
- - -----------------------------------------------------------------------------------------------------
Income before effect of prior
  years' postretirement benefits       3,458       2,939          3,229           3,298        12,924
Effect of prior years'
  postretirement benefits--net of
  tax effect                            (592)         --             --              --          (592)
- - -----------------------------------------------------------------------------------------------------
Net Income                           $ 2,866     $ 2,939        $ 3,229         $ 3,298       $12,332
- - -----------------------------------------------------------------------------------------------------
Earnings per share:(1)
Income before effect of prior
  years' postretirement benefits     $   .52     $   .44        $   .49         $   .51       $  1.96
Effect of prior years'
  postretirement benefits--net of
  tax effect                            (.09)         --             --              --          (.09)
- - -----------------------------------------------------------------------------------------------------
Net Income                           $   .43     $   .44        $   .49         $   .51       $  1.87
- - -----------------------------------------------------------------------------------------------------

(1) Adjusted for two-for-one stock split which occurred during April 1993.

                                 WESBANCO, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

  Management's discussion and analysis represents an overview of the financial condition and results of operations of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Following is the five year Selected Financial Summary.(1)

                                                            December 31,
                                   --------------------------------------------------------------
                                      1993         1992         1991         1990         1989
- - -------------------------------------------------------------------------------------------------
Cash dividends declared(2)             $ .785       $  .70       $ .675       $  .65       $  .60
Book value(2)                           19.03        17.69        16.59        15.43        14.27
Average common shares
  outstanding(2)                    6,595,684    6,613,382    6,610,722    6,617,748    6,614,944
Selected Balance Sheet
  Information:
  (in thousands)
Total Investments                  $  403,778   $  411,054     $331,915     $340,506     $311,098
Net Loans                             555,878      524,626      502,118      475,528      453,891
Total Assets                        1,038,882    1,010,104      966,501      946,220      886,140
Total Deposits                        854,391      838,171      801,016      789,040      745,492
Total Shareholders' Equity            125,177      116,991      109,720      101,982       94,592
Selected Ratios:
Return on Assets                         1.43%        1.24%        1.19%        1.23%        1.30%
Return on Equity                        12.11        10.88        10.62        11.48        12.41
Dividend Payout Ratio                   35.00        38.00        35.00        33.00        30.00
Average Equity to Average Assets        11.81        11.40        11.21        10.73        10.51

                                                             Year ended December 31,
                                                 -----------------------------------------------
                                                  1993      1992      1991      1990      1989
- - ------------------------------------------------------------------------------------------------
Summary Statement of Income: (in thousands)
Interest income                                  $73,920   $77,797   $82,645   $84,493   $80,218
Interest expense                                  31,560    38,122    46,358    50,130    46,242
- - ------------------------------------------------------------------------------------------------
Net interest income                               42,360    39,675    36,287    34,363    33,976
Provision for loan losses                          2,684     2,850     2,337     1,984     1,978
- - ------------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses                                          39,676    36,825    33,950    32,379    31,998
Other income                                       8,697     8,450     7,810     7,247     6,830
Other expenses                                    28,764    27,668    26,799    24,922    23,784
- - ------------------------------------------------------------------------------------------------
Income before income taxes and effect of prior
  years' postretirement benefits                  19,609    17,607    14,961    14,704    15,044
Provision for income taxes                         4,946     4,683     3,723     3,424     3,790
- - ------------------------------------------------------------------------------------------------
Income before effect of prior years'
  postretirement benefits                         14,663    12,924    11,238    11,280    11,254
Effect of prior years' postretirement
  benefits--net of tax effect                         --      (592)       --        --        --
- - ------------------------------------------------------------------------------------------------
Net Income                                       $14,663   $12,332   $11,238   $11,280   $11,254
- - ------------------------------------------------------------------------------------------------
Per Share:(2)
Income before effect of prior years'
  postretirement benefits                        $  2.22   $  1.96   $  1.70   $  1.71   $  1.70
Effect of prior years' postretirement
  benefits--
  net of tax effect                                   --      (.09)       --        --        --
- - ------------------------------------------------------------------------------------------------
Net Income                                       $  2.22   $  1.87   $  1.70   $  1.71   $  1.70
- - ------------------------------------------------------------------------------------------------

(1) See Note 1 of the Notes to Consolidated Financial Statements.
(2) Adjusted for two-for-one stock split which occurred during April 1993.

                                EARNINGS SUMMARY

- - --------------------------------------------------------------------------------

  WesBanco reported net income of $14,663,000 for the year ended December 31, 1993 as compared to $12,332,000 and $11,238,000 for the years ended December 31, 1992 and 1991, respectively. This increase of 18.9% over 1992 and 30.48% over 1991 can be attributed to increases in net interest income. Return on assets
(ROA) and return on equity (ROE) have continued to improve over past years. ROA was 1.43% for the year ending December 31, 1993 as compared to 1.24% and 1.19% for the years ending December 31, 1992 and 1991, respectively. ROE was 12.11% for the year ending December 31, 1993 and 10.88% and 10.62% for the years ending December 31, 1992 and 1991, respectively.
  Taxable equivalent net interest income expressed as a percentage of average earning assets improved to 4.7% for the year ended December 31, 1993 from 4.5% and 4.4% for the years ended 1992 and 1991, respectively. Net interest income as a percentage of average earning assets is adjusted for the taxable equivalent basis of non-taxable investment securities using a tax rate of 34.3% for 1993 and 34% for 1992 and 1991, respectively. WesBanco was able to manage interest earning assets and interest bearing liabilities to provide for an increased net interest margin. During the past three years, nationwide bank base lending rates ranged from a high of 10% during 1991 to a low of 6.0% as of December 31, 1993. The decline in market interest rates has caused a decline in average yields earned on assets and rates paid on liabilities. The yield on WesBanco's average earning assets decreased during 1993 to 7.6% from 8.3% during 1992. The yield on average earning assets was 9.3% for the year 1991. A similar decrease in average rates paid on deposits caused the average rates paid on interest bearing liabilities to decrease to 3.5% during 1993 from 4.4% during 1992. The average rate paid on interest bearing liabilities was 5.6% during 1991.
  The following table presents an average balance sheet and interest rates:
(dollars in thousands)

                                                    For the years ended December 31,
                         ---------------------------------------------------------------------------------------
                                     1993                           1992                         1991
                         -----------------------------   --------------------------   --------------------------
                          Average              Average   Average            Average   Average            Average
                           Volume     Interest  Rate      Volume   Interest  Rate      Volume   Interest  Rate
- - ----------------------------------------------------------------------------------------------------------------
ASSETS
Loans                    $  537,842   $47,748    8.88%   $512,969  $49,146    9.58%   $488,896  $52,200   10.68%
Taxable investment
  securities                295,174    18,573    6.29     278,111   20,312    7.30     246,969   20,499    8.30
Non-taxable investment
  securities                107,788     6,338    5.88      85,959    5,634    6.55      80,598    5,725    7.10
Federal funds sold           10,745       319    2.97      45,752    1,721    3.76      61,239    3,430    5.60
Other investments            15,501       942    6.07      14,543      984    6.77      10,574      791    7.48
- - ----------------------------------------------------------------------------------------------------------------
  Total interest
    earning assets          967,050   $73,920    7.64%    937,334  $77,797    8.30%    888,276  $82,645    9.30%
- - ----------------------------------------------------------------------------------------------------------------
Cash and due from banks      27,384                        27,099                       26,882
Other assets                 30,627                        29,520                       28,974
- - ----------------------------------------------------------------------------------------------------------------
  Total Assets           $1,025,061                      $993,953                     $944,132
- - ----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing
  demand                 $   84,805                      $ 79,501                     $ 78,758
Interest bearing demand     215,168   $ 6,758    3.14%    200,551  $ 8,129    4.05%    160,806  $ 8,455    5.26%
Savings deposits            218,425     7,223    3.31     187,477    7,695    4.10     148,644    7,630    5.13
Certificates of
  deposits                  329,169    16,162    4.91     361,157   20,833    5.77     397,466   27,975    7.04
Federal funds purchased
  and repurchase
  agreements                 40,098     1,278    3.19      32,460    1,282    3.95      33,804    1,959    5.80
Other borrowings              5,839       139    2.38       5,746      183    3.18       6,477      339    5.23
- - ----------------------------------------------------------------------------------------------------------------
Total deposits and
  interest bearing
  liabilities               893,504   $31,560    3.53%    866,892  $38,122    4.40%    825,955  $46,358    5.61%
- - ----------------------------------------------------------------------------------------------------------------
Other liabilities            10,473                        13,706                       12,326
Shareholders' Equity        121,084                       113,355                      105,851
- - ----------------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders'
    Equity               $1,025,061                      $993,953                     $944,132
- - ----------------------------------------------------------------------------------------------------------------
Net interest revenue as
  a percentage of
  average earning
  assets                              $42,360    4.38%             $39,675    4.23%             $36,287    4.09%
- - ----------------------------------------------------------------------------------------------------------------
Fully taxable equivalent basis        $45,669    4.72%             $42,577    4.54%             $39,236    4.42%
- - ----------------------------------------------------------------------------------------------------------------

Nonaccrual loans were included in the average volume for the entire year. Loan fees included in interest on loans are not material.

  The effect on interest income and interest expense for the years ended December 31, 1993 and 1992, due to changes in average volume and rate from the prior year, is presented below. The effect of a change in average volume has been determined by applying the average rate in the earlier year to the change in volume. The change in rate has been determined by applying the average volume in the earlier year to the change in rate. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each: (in thousands)

                                      1993 Compared to 1992                     1992 Compared to 1991
                               ------------------------------------      -----------------------------------
                                                            Net                                      Net
                                                          increase                                 increase
                               Volume        Rate        (decrease)      Volume       Rate        (decrease)
- - ------------------------------------------------------------------------------------------------------------
Loans                          $ 2,313      $(3,711)       $(1,398)    $ 2,485       $(5,539)       $(3,054)
Taxable investment
  securities                     1,193       (2,932)        (1,739)      2,426        (2,613)          (187)
Non-taxable investment
  securities                     1,326         (623)           703         367          (458)           (91)
Federal funds sold              (1,099)        (303)        (1,402)       (743)         (966)        (1,709)
Other investments                   62         (103)           (41)        274           (81)           193
- - ------------------------------------------------------------------------------------------------------------
  Total interest earned          3,795       (7,672)        (3,877)      4,809        (9,657)        (4,848)
- - ------------------------------------------------------------------------------------------------------------
Interest bearing demand            560       (1,931)        (1,371)      1,841        (2,167)          (326)
Savings deposits                 1,157       (1,629)          (472)      1,767        (1,702)            65
Certificates of deposit         (1,743)      (2,927)        (4,670)     (2,401)       (4,741)        (7,142)
Federal funds purchased and
  repurchase agreements            270         (274)            (4)        (75)         (602)          (677)
Other borrowings                     3          (48)           (45)        (35)         (121)          (156)
- - ------------------------------------------------------------------------------------------------------------
  Total interest paid              247       (6,809)        (6,562)      1,097        (9,333)        (8,236)
- - ------------------------------------------------------------------------------------------------------------
Net interest differential      $ 3,548      $  (863)       $ 2,685     $ 3,712       $  (324)       $ 3,388
- - ------------------------------------------------------------------------------------------------------------

                                  INVESTMENTS

- - --------------------------------------------------------------------------------

  Investment securities declined by $7,276,000 in 1993 after increasing $79,139,000 in 1992. The decline in investments during 1993 was required to fund loan growth. Increased loan demand exceeded deposit growth during 1993, therefore funds from matured or called securities were used to meet the increase in loan demand. The increase in investment securities during 1992 was attributable to the investment of federal funds sold and the investment of funds through deposit growth. The investment portfolio has been managed to maintain a minimal balance in federal funds to avoid the earnings penalty associated with holding excess liquidity. The average balance on federal funds sold declined approximately $35,007,000 between 1993 and 1992 and approximately $15,487,000 between 1992 and 1991. Interest rates declined throughout the year and the yield on federal funds was near its lowest in over 20 years. Management believes that the scheduled payments in both the loan and investment portfolios will provide for sufficient liquidity. Approximately $57,911,000 or 14% of the portfolio will mature or is expected to be called for redemption during 1994 providing for potential liquidity needs. The average maturity of the portfolio at December 31, 1993 was 3.6 years as compared to 3.5 years and 3.3 years for the years ended December 31, 1992 and 1991, respectively.

  The maturity distribution using book values which include accretion of discounts and the amortization of premiums and approximate yield of investment securities at December 31, 1993 is presented in the following table. Tax equivalent yield basis was not used. Approximate yield was calculated using a weighted average of yield to maturities (dollars in thousands).

                                              After One But      After Five But
                                               Within Five         Within Ten
                          Within One Year         Years               Years         After Ten Years
                          ---------------    ----------------    ---------------    ---------------
                          Amount     Yield    Amount     Yield   Amount     Yield   Amount     Yield
- - ---------------------------------------------------------------------------------------------------
U.S. Treasury and other
  U.S. Government
  Agencies                     --      --    $171,024    5.77%   $28,875    5.36%       --       --
States & political
  subdivisions            $12,307    6.49%     46,892    5.78     52,800    5.17    $5,805     5.23%
Mortgage-backed
  securities                  219    7.81         812    7.92        608    8.02       513     7.93
Other investments (1)          --      --          --     --          --     --        791     5.07
Investments available
  for sale                 45,385    7.05      20,171    6.07     16,748    5.31       828     5.40
- - ---------------------------------------------------------------------------------------------------
  Total                   $57,911    6.93%   $238,899    5.80%   $99,031    5.27%   $7,937     5.41%
- - ---------------------------------------------------------------------------------------------------

(1) Represents investments with no stated maturity dates.

  Investment securities with a total book value of $107,291,000 either matured or were called during 1993 as compared to $97,191,000 during 1992. Of the $107,291,000 of maturities and calls during 1993, $72,414,000 represented maturities and $34,877,000 represented calls. Investment securities of $37,577,000 and $25,844,000 were sold during 1993 and 1992, respectively. As a result, 36% of the investment portfolio repriced during 1993 as compared to 30% during the previous year. U.S. Treasury and Federal Agency securities held to maturity make up half of the investment portfolio as compared to 57% during 1992. The proceeds provided from the decline in this type of investment were used to fund loan growth and increase the Corporation's investment in municipal securities. Municipal securities increased by $17,796,000 during 1993 after increasing $18,288,000 during 1992. Municipal securities on a taxable equivalent basis provide the highest yield in the investment portfolio. Management will continue to take advantage of market opportunities to further increase investments in the municipal sector which now comprises 29% of the portfolio. Corporate securities comprise only 2% of the investment portfolio. Management expects to sell corporate bonds during 1994 due to the more rapid decline in yields as compared to declines in yields on other types of investments.
  There are no issues included in obligations of state and political subdivisions, other investments or investments available for sale which individually or in the aggregate exceed 10% of shareholders' equity as of December 31, 1993.
  On January 1, 1994 the Corporation implemented FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires banks to classify debt and equity securities into one of three categories: held to maturity, available for sale, or trading. Investment securities that are classified available for sale are measured at fair value and the unrealized holding gains and losses will be reflected as a net of tax amount in a separate component of shareholders' equity until realized. As of January 1, 1994 this will have an effect of increasing investments by $5,259,000 and increasing shareholders' equity by $3,182,000 after the tax effect of ($2,077,000). At this time the Corporation has not designated any security in the trading category. All other securities are classified as held for investment which will be stated at amortized cost.
  Investment income declined by $1,077,000 during 1993 after declining by $85,000 during 1992. The large decline was due to the decrease in investment securities along with a decrease in the average rates earned on securities. The average yield on taxable securities was 6.3% for 1993 as compared to 7.3% for 1992 and 8.3% for 1991. The average yield on nontaxable securities, not adjusted for tax equivalency, was 5.9% for 1993 as compared to 6.6% for 1992 and 7.1% for 1991. Net realized securities gains amounted to $160,000 in 1993 as compared to $402,000 and $173,000 in 1992 and 1991, respectively. Gains and losses on securities are dependent upon the changing bond market conditions as well as management's decisions regarding interest rates and the composition of the portfolio. At year end 1993, the market value of securities classified as held to maturity exceeded book value by $7,653,000 and the market value of securities classified as available for sale exceeded book value by $1,565,000.

                                     LOANS

- - --------------------------------------------------------------------------------

  WesBanco has continued its trend of steady loan growth during 1993 as loans outstanding increased $32,343,000 or 6.1% to $566,795,000 after a growth of $23,045,000 or 4.5% during 1992. The loan growth can be attributed to the increase in real estate and installment loans which increased $18,331,000 and $13,055,000, respectively. This represents individual portfolio increases of 7.5% for real estate loans and 8.5% for installment loans. These increases were largely due to consumers refinancing homes and automobiles to take advantage of the lower interest rates. Commercial loans increased less than 1% during 1993 largely due to the uncertainty of the overall local economy. Loan growth was funded through a decline in the investment securities portfolio. Commercial loans comprise twenty-four percent (24%) of the loan portfolio, real estate secured loans comprise forty-seven percent (47%) and consumer-type loans comprise twenty-nine percent (29%). The only change in composition from the prior year was a 1% decrease in commercial loans and a 1% increase in real estate secured loans. WesBanco's lending limit to one customer was $19,107,000 as of December 31, 1993. The following is a five year summary of loans outstanding as of December 31, of each year: (in thousands)

                                     1993         1992         1991         1990         1989
- - -----------------------------------------------------------------------------------------------
Loans:
  Commercial                       $136,076     $135,119     $146,793     $148,036     $144,486
  Real estate--construction          18,666       11,930        4,524        6,232        7,632
  Real estate--mortgage             244,916      233,321      214,505      201,489      188,534
  Installment                       167,137      154,082      145,585      127,738      120,465
- - -----------------------------------------------------------------------------------------------
     Total loans                   $566,795     $534,452     $511,407     $483,495     $461,117
- - -----------------------------------------------------------------------------------------------

  The lower interest rates contributed to the increase in loans outstanding, as well as a decline in interest and fees on loans. Interest and fees on loans declined $1,398,000 or 2.8% during 1993 after declining $3,054,000 or 5.9% during 1992. Average rates earned on loans decreased by .7% during 1993 and 1.1% during 1992. The majority of commercial and mortgage loans reprice monthly or annually based on changes in national indices such as the prime rate or the one year U.S. Treasury Bill rate. The average yield earned on the loan portfolio during 1993 was 8.9% as compared to 9.6% and 10.7% during 1992 and 1991, respectively.
  Loans classified as nonaccrual or renegotiated were $7,842,000 or 1.4% of total loans as of December 31, 1993 as compared to $6,645,000 or 1.2% as of December 31, 1992. During 1993, nonaccrual loans increased by $5,075,000 to $7,674,000, however; during the same time period, renegotiated loans declined by $3,878,000 to $168,000. The increase in nonaccrual loans was primarily due to a reclassification of a renegotiated loan totaling $3,823,000 to nonaccrual status during 1993. A commercial loan totaling $1,216,000 was also placed on nonaccrual status during 1993. All nonaccrual loans are secured by collateral believed to have adequate market values to protect the Corporation from significant losses. The renegotiated loans consist of four loans which have had their original terms modified so as to meet the changes in the circumstances of the borrowers. The loans are considered to be well secured and management does not anticipate any associated losses. Nonaccrual and renegotiated loans declined $2,370,000 during 1992 primarily due to one customer's improvement of operations and increased debt service ability justifying a renewed extension of credit at market terms and conditions. The decrease in nonaccrual loans during 1991 by $3,005,000 was primarily due to the transfer of three commercial loans into the in-substance foreclosures category. During 1990, renegotiated loans increased $4,932,000 to $6,394,000 primarily due to the terms of one commercial real estate loan being renegotiated. Loans totaling $2,110,000 are classified as other real estate owned as of December 31, 1993 as compared to $2,904,000 as of December 31, 1992. Other real estate owned has remained fairly consistent over the past five years except for 1990. The decrease during 1990 was due to the sale of property held as other real estate. Loans past due ninety days or more decreased $1,004,000 during 1993 and have continued to remain steady over the past few years. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

The following is a five year summary of nonperforming assets: (in thousands)

                                                              December 31,
                                         -------------------------------------------------------
                                          1993        1992        1991        1990        1989
- - ------------------------------------------------------------------------------------------------
Past Due 90 Days or More:
  Installment                            $   522     $   627     $   394     $   455     $   332
  Commercial                                 563       1,593         121         238         431
  Real Estate                                575         444       1,719         993       1,919
- - ------------------------------------------------------------------------------------------------
                                           1,660       2,664       2,234       1,686       2,682
- - ------------------------------------------------------------------------------------------------
Renegotiated:
  Installment                                 --          --           8          --          --
  Commercial                                  80       3,938       4,507       5,000          --
  Real Estate                                 88         108         794       1,394       1,462
- - ------------------------------------------------------------------------------------------------
                                             168       4,046       5,309       6,394       1,462
- - ------------------------------------------------------------------------------------------------
Nonaccrual:
  Installment                                 88         137          86          91          87
  Commercial                               6,179       1,901       2,693       5,489       4,998
  Real Estate                              1,407         561         927       1,131         886
- - ------------------------------------------------------------------------------------------------
                                           7,674       2,599       3,706       6,711       5,971
- - ------------------------------------------------------------------------------------------------
Other Real Estate Owned:
  (Including in-substance foreclosures)    2,110       2,904       3,104         316       1,621
- - ------------------------------------------------------------------------------------------------
  Total nonperforming assets             $11,612     $12,213     $14,353     $15,107     $11,736
- - ------------------------------------------------------------------------------------------------
Percentage of nonperforming assets to
  loans outstanding                          2.1%        2.3%        2.8%        3.1%        2.5%
- - ------------------------------------------------------------------------------------------------

  Net loan chargeoffs were $1,752,000 in 1993 as compared to $2,021,000 in 1992 and $1,981,000 in 1991. The majority of net chargeoffs in 1993 were due to the writedowns on commercial loans, the single largest writedown being approximately $400,000. The increase in personal bankruptcies contributed to the increase in net chargeoffs on consumer type loans. The provision for loan losses decreased to $2,684,000 in 1993 from $2,850,000 in 1992. The provision for loan losses was $2,337,000 during 1991. The reserve for possible loan losses to total loans was 1.65% as of December 31, 1993 as compared to 1.57% as of December 31, 1992. Net loan chargeoffs were 19% and 24% of the reserve as of December 31, 1993 and 1992, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the loan portfolio. The amount charged to earnings is based on periodic management evaluations of the loan portfolio as well as prevailing and anticipated economic conditions, net loans charged off, past loan experiences, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors. The historical relationship between average loans, loan losses and recoveries and the provision for loan losses is presented in the following table: (in thousands)

                                               1993       1992       1991       1990       1989
- - ------------------------------------------------------------------------------------------------
Beginning balance--
  Reserve for possible loan losses            $8,367     $7,476     $7,120     $6,507     $5,946
  Reserve from purchased affiliate                --         62         --         --         --
Loans charged off:
  Commercial                                   1,066      1,436      1,372      1,202        792
  Real estate--construction                       --         --         --          5         --
  Real estate--mortgage                          175        242         98        242        277
  Installment                                  1,075        995        799        629        819
- - ------------------------------------------------------------------------------------------------
     Total loans charged off                   2,316      2,673      2,269      2,078      1,888
- - ------------------------------------------------------------------------------------------------
Recovery of previously charged off:
  Commercial                                     177        428         96        475        200
  Real estate--construction                       --         --          2         --         --
  Real estate--mortgage                           35         33         25         69         37
  Installment                                    352        191        165        163        234
- - ------------------------------------------------------------------------------------------------
     Total recoveries                            564        652        288        707        471
- - ------------------------------------------------------------------------------------------------
     Net loans charged off                     1,752      2,021      1,981      1,371      1,417
- - ------------------------------------------------------------------------------------------------
Additions to reserve charged to operating
  expense                                      2,684      2,850      2,337      1,984      1,978
- - ------------------------------------------------------------------------------------------------
Ending balance--
  Reserve for possible loan losses            $9,299     $8,367     $7,476     $7,120     $6,507
- - ------------------------------------------------------------------------------------------------
Ratio of net loans charged off to average
  loans outstanding for the period               .33%       .39%       .41%       .29%       .32%
- - ------------------------------------------------------------------------------------------------
Ratio of the reserve for possible loan
  losses to loans outstanding at the end of
  the period                                    1.65%      1.57%      1.46%      1.47%      1.41%
- - ------------------------------------------------------------------------------------------------

  WesBanco has allocated the reserve for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management experience. The Corporation has historically maintained a reserve for possible loan losses which is greater than actual charge-offs. Charge-offs for the year 1994 are anticipated to be within the historical ranges as detailed in the summary of loan loss experience. Management maintains loan quality through monthly reviews of past due loans, and a quarterly review of significant loans which are considered by affiliate bank personnel to be potential problem loans. Periodic reviews of loans are completed by personnel independent of the loan function. There are no significant loans made to customers outside the general market area of each affiliate bank. At times, in order to maintain loan volumes, loans are purchased from correspondent banks. These loans aggregate less than $7,000,000 as of December 31, 1993. Each bank within the Corporation follows its usual loan analysis procedures before a determination is made to purchase this type of loan. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems which cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. There were no loan concentrations in excess of 10% of total consolidated loans.
  Management of the banks did not allocate the reserve for possible loan losses by loan classification prior to December 31, 1991. The following represents the allocation of the reserve for possible loan losses as of December 31, 1993, 1992, and 1991: (dollars in thousands)

                                                                  December 31,
                                   --------------------------------------------------------------------------
                                            1993                      1992                      1991
                                   ----------------------     ---------------------     ---------------------
                                   Amount      % of Loans     Amount     % of Loans     Amount     % of Loans
- - -------------------------------------------------------------------------------------------------------------
Specific Reserves:
  Commercial and unallocated        $7,730          24%       $6,373          25%       $5,938          29%
  Real estate--construction             --           3           --            2           --            1
  Real estate--mortgage                517          44           783          44           683          42
  Installment                        1,052          29         1,211          29           855          28
- - -------------------------------------------------------------------------------------------------------------
    Total                           $9,299         100%       $8,367         100%       $7,476         100%
- - -------------------------------------------------------------------------------------------------------------

  The following table presents the approximate maturities of loans, other than installment loans and residential mortgages, as well as classification by fixed or variable interest rates for all affiliate banks as of December 31, 1993: (in thousands)

                                                                              After one
                                                             In one year     year through     After five
                                                               or less        five years        years
- - --------------------------------------------------------------------------------------------------------
Commercial                                                     $81,960          $24,243          $29,873
Real estate:
  Construction                                                  15,867               --               --
  Other real estate                                              1,029            7,756           43,131
- - --------------------------------------------------------------------------------------------------------
     Total                                                     $98,856          $31,999          $73,004
- - --------------------------------------------------------------------------------------------------------
Fixed rates                                                    $29,567          $17,528          $16,168
Variable rates                                                  69,289           14,471           56,836
- - --------------------------------------------------------------------------------------------------------
     Total                                                     $98,856          $31,999          $73,004
- - --------------------------------------------------------------------------------------------------------

  All affiliate banks generally recognize interest income on the accrual basis, except for certain loans which are placed on a nonaccrual status, when in the opinion of management, doubt exists as to collectability. All banks must conform to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency Policy which states that banks may not accrue interest on any loan on which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on a nonaccrual status, interest income is recognized as cash payments are received. During 1993, $607,000 was included in net interest income from renegotiated and nonaccrual loans.
  Each bank within the Corporation has its own renewal policies regarding commercial and real estate-construction loans, however real estate-construction loans are generally not renewed at any bank. Depending on the size of each institution, commercial loans above certain pre-approved dollar limits must be reviewed by the respective credit review committee or senior management prior to extension of maturity dates or rollover of the loan into a new loan. Renewals of commercial loans below specified lending limitations may be approved by the respective bank loan officer.
  The effects of adopting FAS No. 114, "Accounting by Creditors for Impairment of a Loan" are not determinable at this time. The Corporation will adopt FAS No. 114 on or before the required implementation date of periods beginning after December 15, 1994.

                                    DEPOSITS

- - --------------------------------------------------------------------------------

  Total deposits of WesBanco increased $16,220,000 to $854,391,000 as of December 31, 1993, an increase of 1.9% over 1992. Deposits increased $37,155,000 between 1992 and 1991. Deposit growth continues to be at a modest level due to the general economic conditions, competition from nonbank products and continued lower interest rates paid on deposits. Average rates paid on interest bearing deposits decreased to 4.0% during 1993 as compared to 4.9% and 6.2% during 1992 and 1991, respectively.
  Savings deposits, which increased $21,118,000 in 1993 and $49,562,000 in 1992, were the majority of the deposit growth. Deposit balances were shifted from certificates of deposit to savings and interest bearing demand accounts. Due to the lower deposit rates being offered, customers have opted to invest in accounts without maturities to maintain short term liquidity. Interest bearing demand deposits increased $9,280,000 in 1993 and $27,951,000 in 1992.
  Certificates of deposit decreased $21,548,000 during 1993 after decreasing $43,367,000 in 1992. Lower interest rates in 1993 caused the continued outflow of certificate balances into other deposit products.
  The interest expense on deposits decreased $6,514,000 or 17.8% during 1993 as compared to $7,403,000 or 16.8% during 1992. The decrease in the average rates paid on deposits along with the shift in balances to lower yielding deposit accounts has continued to cause a reduction in interest expense.

                             SHORT-TERM BORROWINGS

- - --------------------------------------------------------------------------------

  Securities sold under agreement to repurchase have maturities which range between one day and one year. The following table presents short-term liabilities for the years ended December 31: (dollars in thousands)

                                                                1993        1992        1991
- - ----------------------------------------------------------------------------------------------
Securities sold under agreement to repurchase:
  Outstanding at year end                                      $38,124     $30,365     $36,797
  Average daily outstanding                                     38,003      30,278      33,077
  Maximum outstanding at any month end                          49,597      33,263      39,439
Average interest rate:
  During year                                                     3.16%       3.85%       5.71%
  At year end                                                     3.03%       3.59%       4.64%
- - ----------------------------------------------------------------------------------------------

                              NON-INTEREST INCOME

- - --------------------------------------------------------------------------------

  Trust fee income, which is the largest component of non-interest income, was $3,870,000 for 1993, an increase of $217,000 over 1992. Trust fee income increased $126,000 between 1992 and 1991. This steady increase in trust fees can be attributed to the increased number of accounts under administration. The market value of assets held by the Trust Department at December 31, 1993 approximates $1,094,808,000, a decline of approximately $41,000,000 from year-end 1992. The decline in market value was partially due to the non-renewal of advisor services for one significant trust customer during the second quarter of 1993. This account represented assets of approximately $123,796,000 and generated approximately $136,000 of annual fee income. The number of accounts managed increased by 223 after an increase of 187 accounts in 1992 and 270 accounts in 1991. The market value of the new trust accounts obtained during 1993 approximated $50,000,000 as compared to $54,000,000 in 1992 and $42,000,000 in 1991.
  Service charges and other income was $3,709,000 for 1993, an increase of $287,000 over 1992. Service charges and other income increased $254,000 between 1992 and 1991. The increase during 1993 was due to the growth in the number of deposit accounts and the increases in the fees associated with deposit accounts.

                              NON-INTEREST EXPENSE

- - --------------------------------------------------------------------------------

  The largest increase in non-interest expenses continued to be personnel related. Salaries, wages and employee benefits increased $650,000 or 4.5% in 1993 as compared to an increase of $673,000 or 4.8% in 1992. Employee salary and fringe benefit expenses increased during 1993 and 1992 due to normal salary adjustments and the increase in overall staffing levels. Full time equivalent employees increased to 578 at December 31, 1993 from 568 and 546 at December 1992 and 1991, respectively. Staffing levels were increased at more recently acquired affiliate banks to improve customer service. Personnel changes will continue to take place as the Corporation further focuses on operational efficiencies and at the lead bank to maintain compliance with new regulations which have been promulgated.
  Occupancy and equipment expense increased $169,000 to $3,156,000 during 1993 as compared to an increase of $94,000 during 1992. Occupancy and equipment expense was $2,987,000 and $2,893,000 during 1992 and 1991, respectively. The increase in these expenses resulted from ongoing improvements at the banking facilities and the cost of upgrading operating systems, data processing hardware and software. During 1993, WesBanco increased the number of automated teller machines throughout its market area and changed the name from OWL machines to MAC machines.
  Other operating expenses increased $277,000 or 2.7% to $10,379,000 in 1993 and $102,000 or 1.0% in 1992. Of the increase during 1993, $200,000 or 72% of the increase was due to marketing expenses. The increase in marketing expenses can be attributed to the cost of the name change campaign during 1993 at our two most recently acquired affiliates and also the increase in image and product advertising throughout the Corporation. The name change campaign completed the process of changing all the affiliate bank names except for the 1994 acquisition to have the common name of WesBanco.

                                  INCOME TAXES

- - --------------------------------------------------------------------------------

  During 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993 which included increasing certain corporate income tax rates retroactive to January 1, 1993. The effect of the rate change on the Corporation was not significant. The change in the Corporate tax rate was increased to 35% from 34% for Corporations with income over $15,000,000.
  The Corporation adopted Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes" during 1993. See Footnote 16 on Income Taxes for disclosures regarding FAS No. 109.
  The provision for income taxes increased $263,000 to $4,946,000 during 1993 and increased $960,000 to $4,683,000 during 1992. The changes in tax expense are affected primarily by increases in pretax earnings partially offset by the level of nontaxable income. In 1993, nontaxable income increased after declines in 1992 and 1991.
  The effective tax rate for the Corporation was 25% for 1993 as compared to 26% and 25% for 1992 and 1991, respectively. The changes in the effective tax rate are representative of the change in the level of nontaxable income and to a lesser extent the changing state tax rates. The alternative minimum tax will affect WesBanco only if a significant amount of nontaxable income exists when compared to taxable income.
  The State of West Virginia has a corporate net income tax based upon federal taxable income, adjusted for certain items not subject to state taxation. The state tax rate for 1993 was 9.0%. The current portion of state income tax included in the provision for income taxes was $761,000 for 1993 as compared to $782,000 and $660,000 for 1992 and 1991, respectively. The State of Ohio does not have a corporate income tax, but rather, businesses are subject to an Ohio corporate franchise tax which is included in other operating expenses.

                                CAPITAL ADEQUACY

- - --------------------------------------------------------------------------------

  Adequate levels of capital are required to sustain growth and absorb losses. The Corporation's primary capital to asset ratio was 12.8% as of December 31, 1993 and 12.3% as of December 31, 1992. The risk-based capital ratios are calculated under current regulatory guidelines. As of December 31, 1993, the Corporation had no goodwill or other intangible assets that affected the capital to asset ratios. Tier 1 and Tier 2 capital to risk adjusted asset ratios as well as the primary capital to asset ratios of the Corporation and at each of its subsidiaries exceed the minimum regulatory levels. The Corporation's Tier 1 and Total Capital to Risk Adjusted Assets, which exceed minimum regulatory levels of 4% and 8%, respectively, are as follows:

                            As of December 31,
                            -----------------
                              1993      1992
- - ---------------------------------------------
Tier 1 Capital to Risk
  Adjusted Assets             20.0%     19.2%
Total Capital to Risk
  Adjusted Assets             21.3%     20.5%

                  INTEREST RATE MANAGEMENT AND LIQUIDITY

- - --------------------------------------------------------------------------------

  Interest rate management measures the sensitivity of net interest earnings to changes in the level of interest rates. As interest rates change in the market, rates earned on interest-earning assets and rates paid on interest-bearing liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing of rate changes.

  The affiliate banks review their interest rate sensitivity on a periodic basis. The analysis presented below divides interest bearing assets and liabilities into maturity categories and measures the differences between maturing assets and liabilities in each category. At December 31, 1993, the Corporation was in a liability sensitive position as summarized in the table below: (in thousands)

                                  Under        Three         Six         Nine         Over
                                  Three       to Six       to Nine     Months to      One
                                 Months       Months       Months      One Year       Year       Total
- - --------------------------------------------------------------------------------------------------------
ASSETS
Due from banks-interest bearing                                        $     100    $    197    $    297
Loans                           $ 159,745    $  38,205    $  42,752       27,570     296,905     565,177
Investment securities(1)           16,634       18,392       15,564       29,151     324,037     403,778
Federal funds sold                 14,751           --           --           --          --      14,751
- - --------------------------------------------------------------------------------------------------------
Total selected assets             191,130       56,597       58,316       56,821     621,139     984,003
- - --------------------------------------------------------------------------------------------------------
LIABILITIES
Savings and NOW accounts          369,731           --           --           --          --     369,731
All other interest bearing
  deposits                        167,637       70,480       26,323       25,622     104,108     394,170
Short-term and other borrowings    41,228          390           --          800       5,747      48,165
- - --------------------------------------------------------------------------------------------------------
Total selected liabilities        578,596       70,870       26,323       26,422     109,855     812,066
- - --------------------------------------------------------------------------------------------------------
Differences                     $(387,466)   $ (14,273)   $  31,993    $  30,399    $511,284    $171,937
- - --------------------------------------------------------------------------------------------------------
Cumulative differences          $(387,466)   $(401,739)   $(369,746)   $(339,347)   $171,937
- - --------------------------------------------------------------------------------------------------------

(1)  Securities are categorized by expected maturity.

  The Asset/Liability Committee believes the Corporation's interest sensitivity position allows for a changing interest rate environment. During the next twelve months, the Corporation's net interest sensitivity position is $(387,466,000), $(14,273,000), $31,993,000 and $30,399,000 during the periods under three months, three to six months, six to nine months and nine months to one year, respectively.
  Traditional savings and NOW deposits, which formerly had fixed interest rates are now subject to change at management's discretion. Rates on these types of deposits decreased to 3.0% during 1993 from 3.5% during 1992. Classifications of these types of accounts as interest rate sensitive have caused the Corporation to be liability sensitive in the under three month time period.
  The Corporation's short-term interest sensitivity position would suggest exposure of the net interest margin to changing interest rates. An increase in interest rates may have an adverse effect on the net interest margin while a decline in interest rates may have the opposite effect. The Corporation is in a position to extend asset maturities, primarily through Federal Funds and investment maturities. If interest rates rise, the net interest margin may decline, however, the decline could be mitigated by reinvesting maturing investments with short-term assets. In addition, management may emphasize longer-term deposits by holding the rates paid on savings and NOW accounts at a fixed level and increasing rates on term certificates of deposit.
  The Corporation manages its liquidity position to ensure that sufficient funds are available to meet customer needs for borrowing and deposit withdrawals. The Corporation's primary source of liquidity is its strong core deposit base. The growth in deposits is somewhat dependent upon interest rates of competitive financial instruments. Deposit growth was limited to demand and savings deposits which increased in the aggregate $37,768,000 during 1993. Short-term liquidity is maintained through the use of Federal Funds Sold, which represent one day investments, and cash balances. As of December 31, 1993, Federal Funds Sold and cash balances were $46,989,000 or 4.5% of total assets as compared to $41,809,000 or 4.1% of total assets as of December 31, 1992. Additional short-term liquidity is maintained through the investments with maturities of less than one year. Investments with maturities of less than one year approximate $57,911,000 or 5.6% of total assets. During 1993 investment maturities and calls of $107,291,000, along with deposit growth of $16,220,000 became available for reinvestment.
  As of December 31, 1993 the Corporation had outstanding commitments to extend credit in the ordinary course of business approximating $39,069,000. On a historical basis only a small portion of these commitments result in expended funds.
  Management is not aware of any trend or event which is reasonably likely to occur that would result in a material increase or decrease in the Corporation's liquidity. There are no significant commitments to purchase fixed assets during 1994.

                                  ACQUISITIONS

- - --------------------------------------------------------------------------------

  During February 1994, the Corporation acquired all of the outstanding stock of First Fidelity Bancorp, Inc.(Fidelity). The acquisition was accounted for as a pooling-of-interests which requires all amounts included in the proforma financial statements be restated as if the acquisition had occurred on the first day of each year presented. Fidelity had net income of $3,178,000 for the year ended December 31, 1993 as compared to $3,547,000 and $3,165,000 for the years ended December 31, 1992 and 1991, respectively. On a proforma basis the acquisition of First Fidelity Bancorp, Inc. caused dilution in earnings per share of $.19, $.06, and $.06 for the years ended December 31, 1993, 1992, and 1991, respectively. Book value was diluted by $.87, $.73, and $.37 for 1993, 1992, and 1991, respectively. The dilution is less than 5% of the preacquisition book value. Improved future earnings of the acquired institution are expected to recapture the dilution in both the book value per share and earnings per share.

             MARKET OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS

- - --------------------------------------------------------------------------------

  Since May 1987, WesBanco's common stock has been quoted on the National Association of Security Dealers Automated Quotations (NASDAQ) system, with a trading symbol of WSBC. As reported by NASDAQ, the price information reflects high and low sales prices.
  The following represents reported high and low trading prices and dividends declared during the respective quarter, adjusted for the two-for-one stock split which occurred April 1993.

                                        Dividend
                High         Low        Declared
- - ------------------------------------------------
1993
4th quarter     $32.00       $27.75        $.20
3rd quarter      34.25        29.75         .20
2nd quarter      30.00        25.50         .19
1st quarter      26.25        22.13         .19
1992
4th quarter     $23.00       $21.25        $.18
3rd quarter      22.50        20.63         .18
2nd quarter      20.75        17.50         .18
1st quarter      18.38        15.75         .18

  During December 1993, the Board of Directors of the Corporation authorized an increased first quarter 1994 dividend to $.21 per share, increasing the annualized dividend to $.84 per share.
  The approximate number of holders of WesBanco's $2.0833 par value common stock as of March 4, 1994 was 4,049, which includes the shareholders of WesBanco's most recent acquisition, First Fidelity Bancorp, Inc.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1994.

                                        WESBANCO, INC.

                                                 /s/ Edward M. George
                                        By:___________________________________
                                                    Edward M. George
                                         President and Chief Executive Officer

                                                 /s/ Paul M. Limbert
                                        By:___________________________________
                                                    Paul M. Limbert
                                           Executive Vice President and Chief
                                                   Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 1994.

                                                  /s/ James C. Gardill
                                        By:___________________________________
                                                    James C. Gardill
                                                 Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

James E. Altmeyer
Gilbert S. Bachmann
Charles J. Bradfield
Ray A. Byrd
H. Thomas Corrie
Christopher V. Criss
Stephen F. Decker
Roland L. Hobbs                                    /s/ James C. Gardill
Walter W. Knauss, Jr.                    By:___________________________________
Robert H. Martin                                      James C. Gardill
John J. Paull                                         Attorney-in-fact
Carter W. Strauss
Thomas L. Thomas, M.D.
James L. Wareham
John A. Welty
William E. Witschey

                     WESBANCO, INC. OFFICERS AND DIRECTORS

- - --------------------------------------------------------------------------------

OFFICERS
James C. Gardill
Chairman of the Board

Robert H. Martin
Vice Chairman

Edward M. George
President & Chief Executive Officer

Paul M. Limbert
Executive Vice President & Chief
  Financial Officer

Dennis P. Yaeger
Executive Vice President & Chief
  Operating Officer

Patrick L. Schulte
Executive Vice President-
  Central Region

John W. Moore, Jr.
Senior Vice President-Human
  Resources

Jerome B. Schmitt
Senior Vice President-Investments

Larry L. Dawson
Vice President

Jerry A. Halverson
Vice President

Albert A. Pietz, Jr.
Vice President & Compliance Officer

Edward G. Sloane
Vice President-Data Processing

Gregory W. Adkins
Auditor

Shirley A. Bucan
Secretary

Thomas B. McGaughy
Assistant Secretary

Ronald P. Higgins
Loan Review Officer

Gregory Shirak
Loan Review Officer

DIRECTORS
Frank K. Abruzzino
President & Chief Executive Officer
FirstBank Shinnston

James E. Altmeyer
President
Altmeyer Funeral Homes, Inc.

Earl C. Atkins
President
City Neon, Inc.

Gilbert S. Bachmann*
Partner, Bachmann, Hess, Bachmann
  & Garden, Attorneys-at-Law

Michael M. Boich
Mining Industry

Charles J. Bradfield*
President & Chief Executive Officer
WesBanco Barnesville

Ray A. Byrd
Partner, Schrader, Recht, Byrd,
  Byrum & Companion
Attorneys-at-Law






H. Thomas Corrie
President
Atlantic Development Corp., Inc.

Christopher V. Criss*
President & Chief Executive Officer
Atlas Towing Company

Stephen F. Decker*
President & Chief Executive Officer
WesBanco Kingwood

James D. Entress, D.M.D.
Oral and Maxillo-Facial Surgeon

James C. Gardill*
Chairman of the Board
WesBanco, Inc.
Partner, Phillips, Gardill, Kaiser,
  Boos & Altmeyer, Attorneys-at-Law

Edward M. George*
President & Chief Executive Officer
WesBanco, Inc.

Roland L. Hobbs*
Former Chairman of the Board

John W. Kepner
Mortician, President
Kepner Funeral Homes

John D. Kirk
Retired, Former Owner
Kirk's Furniture

Walter Knauss, Jr.
Former Vice President & Secretary
WesBanco, Inc.

Robert H. Martin*
Vice Chairman
WesBanco, Inc.
President
Eastland Enterprises, Inc.

Eric Nelson
President, Nelson Enterprises

John J. Paull
Chairman and Treasurer
Eagle Manufacturing Company

Patrick L. Schulte*
Executive Vice President-Central Region
WesBanco, Inc.
President & Chief Executive Officer
First National Bank in Fairmont

Melvin C. Snyder, Jr.
Partner, Snyder & Snyder,
Attorneys-at-Law

Carter W. Strauss*
President, Strauss Industries, Inc.

Thomas L. Thomas, M.D.*
Physician

James L. Wareham
Chairman of the Board,
President & Chief Executive Officer
Wheeling-Pittsburgh Steel Corporation

John A. Welty
Secretary/Treasurer
Welty Buick Pontiac GMC
  Truck Company, Inc.

William E. Witschey*
President,
Witschey's Market, Inc.

DIRECTORS EMERITI
W.W. Holloway, Jr.
Retired

Harry J. Robbin
Chairman of the Executive
  Committee
Stone & Thomas

John R. Williams
Retired





Edouard S. Ziegler
Director
Financial Investment Companies

*Member Executive Committee

                              AFFILIATE DIRECTORS

- - --------------------------------------------------------------------------------

WESBANCO WHEELING

James E. Altmeyer
Gilbert S. Bachmann
Ray A. Byrd
H. Thomas Corrie
D. Duane Cummins
James C. Gardill
Edward M. George
Thomas M. Hazlett
Roland L. Hobbs
John M. Karras
John W. Kepner
Walter W. Knauss, Jr.
Paul M. Limbert
H. Mendel Spears
Carter W. Strauss
Thomas L. Thomas
John A. Welty
Gary E. West
William E. Witschey
John C. Wright

WESBANCO NEW MARTINSVILLE-
SISTERSVILLE (ADVISORY
BOARD)

J. Wells Eakin
Robert Eakin
John P. Eckels
R. O'Neal Hanlin
John J. Mensore
James B. Phillips
F.M. Dean Rohrig
Richard Swartling
Robert D. Wable
Edwin C. Weigle
William E. Witschey
John C. Wright

WESBANCO WELLSBURG
Charles D. Bell
Charles W. Bell
Frank L. Bush
Robert A. Jack
John J. Paull
Stephen B. Paull
Hazlett M. Rodgers
Elmer H. Vincent
John E. Wright, III

WESBANCO ELIZABETH
Noble G. Busch
Joseph T. Cain
Charles E. McCarty
James H. Roberts
Larry A. Roberts
G. Warren Sullivan
Larry W. Sullivan

WESBANCO SOUTH HILLS
Thomas A. Bradford
Jason K. Conley
Thomas F. Cox, Jr.
Larry L. Dawson
Thomas L. Jones
John L. McClaugherty
Eric Nelson
Richard A. Rubin
A. Stephen Thomas

WESBANCO SISSONVILLE
David L. Atkinson
Gregory C. Briscoe
Larry L. Dawson
William Hamady
C. Alan Otey
Allen D. Thompson
Bernard W. Whittington

WESBANCO ELM GROVE
James E. Altmeyer
Gregg R. Boury
Vincent A. Griffith
Gordon B. Guenther
Donald K. Jebbia
E. Lee Jones, Jr.
Philip C. Kirby
Charles C. Milton
Arthur M. Recht
C. Jack Savage
F. Lee Strasser, Jr.
Thomas L. Thomas
Gary E. West

WESBANCO PARKERSBURG
Christopher V. Criss
John S. Criss
Patrick M. Criss
Jerry A. Halverson
Jack B. Kincaid
Edward M. Nelson, III
Robert E. Newberry
R. Bruce White

WESBANCO KINGWOOD
William G. Boyle
Stephen F. Decker
E. D. Grande
Melvin C. Snyder, Jr.
Franklin C. Street
James F. Wright

WESBANCO BARNESVILLE
Charles J. Bradfield
William E. Chaney
Homer Cheffy
John H. Cheffy
William R. Finnical
John D. Kirk
Dennis P. Yaeger

FIRST NATIONAL BANK IN
FAIRMONT
J. David Carlot
Joseph F. Ford, III
Frank R. Kerekes
C. David Laughlin
Robert H. Martin
Patrick L. Schulte
Ronald L. Walls

CENTRAL NATIONAL BANK
Earl C. Atkins
Carl H. Cather, Jr.
N. Carl Hardin
Richard C. Hardin
George A. Markusic
Robert H. Martin
Patrick L. Schulte
Bernard W. Simons

BRIDGEPORT BANK
Clair Chenoweth
William R. Creighton
Robert D. Hess
Robert H. Martin
Robert E. Moran
Dean C. Ramsey
Patrick L. Schulte

FIRSTBANK SHINNSTON
Frank K. Abruzzino
Jackson L. Anderson
Edward P. Brennan
John E. Brennan
John F. Brennan
David J. Harmer
Dr. M. V. Kalaycioglu
Robert H. Martin
Patrick L. Schulte

                      WESBANCO, INC. BANKING SUBSIDIARIES
- - --------------------------------------------------------------------------------

WESBANCO WHEELING

Paul M. Limbert
President and CEO
1 Bank Plaza
Wheeling, WV 26003
(304) 234-9000

WESBANCO SISSONVILLE

C. Alan Otey
President & CEO
6409 Sissonville Drive
Sissonville, WV 25320
(304) 984-0011

WESBANCO ELIZABETH

Larry W. Sullivan
President & CEO
Court Street
Elizabeth, WV 26143
(304) 275-4268

WESBANCO WELLSBURG

Charles W. Bell
President and CEO
800 Charles Street
Wellsburg, WV 26070
(304) 737-2925

WESBANCO SOUTH HILLS

Larry L. Dawson
President and CEO
852 Oakwood Road
Charleston, WV 25329
(304) 345-0670

WESBANCO ELM GROVE

Donald K. Jebbia
President and CEO
2207 National Road
Wheeling, WV 26003
(304) 242-4000

WESBANCO PARKERSBURG

Jerry A. Halverson
President and CEO
Gihon Village Shopping Center
Parkersburg, WV 26101
(304) 485-7331

WESBANCO KINGWOOD

Stephen F. Decker
President and CEO
106 West Main Street
Kingwood, WV 26537
(304) 329-0585

WESBANCO BARNESVILLE

Charles J. Bradfield
President and CEO
101 E. Main Street
Barnesville, OH 43713
(614) 425-1927

FIRST NATIONAL BANK IN
FAIRMONT

Patrick L. Schulte
President and CEO
301 Adams Street
Fairmont, WV 26554
(304) 363-1300

FIRSTBANK SHINNSTON

Frank K. Abruzzino
President and CEO
329 Pike Street
Shinnston, WV 26431
(304) 592-3000

BRIDGEPORT BANK

Robert E. Moran
President and CEO
139 West Main Street
Bridgeport, WV 26330
(304) 842-5486

CENTRAL NATIONAL BANK

Richard C. Hardin
President and CEO
Hartman Run Road & Route 7
Morgantown, WV 26503
(304) 292-3332

                             The Banks of WESBANCO

                             COMMUNITIES SERVED

- - --------------------------------------------------------------------------------

WEST VIRGINIA

Wheeling
Follansbee
Hooverson Heights
Wellsburg
Centre Wheeling
Woodsdale
Elm Grove
New Martinsville
Steelton
Pine Grove
Sistersville
Parkersburg
Mineral Wells
Elizabeth
Sissonville
South Hills
Kingwood
Masontown
Bruceton Mills
Morgantown
Westover
Bridgeport
Shinnston
Nutter Fort
Fairmont

OHIO
Barnesville
Beallsville
Bethesda
Woodsfield
                                      41

                            STOCKHOLDER INFORMATION

- - --------------------------------------------------------------------------------

STOCK TRADING

Over-the-counter NASDAQ
National Market Systems (NMS)

STOCK REGISTRAR AND
TRANSFER AGENT

WesBanco Wheeling
1 Bank Plaza
Wheeling, WV 26003

CORPORATE
HEADQUARTERS

1 Bank Plaza
Wheeling, WV 26003

ANNUAL MEETING

The Annual Meeting of Shareholders will be held Wednesday, April 20, 1994 at 4:00 p.m. at Wilson Lodge, Oglebay Park, Wheeling, WV.

WesBanco, Inc. is an Equal Opportunity Employer.

AUTOMATIC DIVIDEND
REINVESTMENT PLAN

Shareholders may elect to reinvest their dividends in additional shares of WesBanco, Inc. common stock through the corporation's Dividend Reinvestment Plan. Shareholders also may invest optional cash payments of up to $5,000 per quarter in our common stock at market price. To arrange automatic purchase of shares with quarterly dividend proceeds, please contact Mrs. Rhonda Revels, Assistant Trust Officer, 1 Bank Plaza,
Wheeling, WV 26003, telephone (304) 234-9411.

DIRECT DEPOSIT

If you have a deposit relationship at any WesBanco Bank, cash dividends can be deposited directly to your bank account. Dividends will be deposited on the date the dividend is payable, and you will receive a confirmation of payment when the dividend is deposited to your account.

NOTICE OF FORM 10-K

Upon written request of any shareholder of record on December 31, 1993, the Corporation will provide, without charge, additional copies of the 1993 Shareholder's Annual Report on Form 10-K, as required to be filed with the Securities and Exchange Commission. To obtain a copy of Form 10-K, contact Shirley A. Bucan, Secretary, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003.