Form 10-Q
period 1994-03-31
WESBANCO INC
filed 1994-05-12
CIK 203596

(PAGE> 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q



(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-8467

                             WESBANCO, INC.
         (Exact name of registrant as specified in its charter)

          West Virginia                        55-0571723

(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                     26003
(Address of principal executive offices)      (Zip Code)

                              304-234-9000
          (Registrant's telephone number, including area code)

                             Not Applicable
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at April 29, 1994, 8,672,280 shares.


                                1 of 26

PART 1 - FINANCIAL INFORMATION
- - ------------------------------

     Unaudited consolidated Balance Sheets at March 31, 1994 and
December 31, 1993, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993 are set forth on the following pages. All previously presented financial information has been restated to include First Fidelity Bancorp, Inc.
For further information see Footnote 5. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of what results will be for the entire year. For further information, refer to the Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.
     Earnings per share was computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period. Preferred stock dividends are cumulative and are payable quarterly at an annual rate of $15.20 per share. Conversion of the preferred stock to common stock, in accordance with the conversion requirements, would increase outstanding common shares by approximately 114,300 shares. The fully dilutive effect of preferred stock is less than 3%.

                             WESBANCO, INC.
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                         (dollars in thousands)

                                         March 31,          December 31,
                                             1994                1993
                                       -----------          ------------
     ASSETS

Cash and due from banks                    $   44,077         $   47,306
Due from banks - interest bearing                 297                297
Federal funds sold                             27,823             29,349
Investment securities (Note 1)                502,649            492,667
Loans-net (Notes 2 and 3)                     729,460            734,298
Bank premises and equipment - net              22,257             22,453
Accrued interest receivable                    12,479             12,020
Other assets                                    9,058              8,432
                                           ----------         ----------
     TOTAL ASSETS                          $1,348,100         $1,346,822
                                           ----------         ----------
     LIABILITIES

Deposits:
  Non-interest bearing demand              $  116,393         $  121,390
  Interest bearing demand                     279,059            277,756
  Savings deposits                            324,037            317,496
  Certificates of deposit                     395,438            396,962
    Total deposits                          1,114,927          1,113,604
Federal funds purchased and repurchase
  agreements                                   49,977             51,226
Short-term borrowings                           5,919             10,454
Dividends payable                               1,821              1,316
Accrued interest payable                        4,596              5,452
Other liabilities                               8,090              5,413
                                           ----------         ----------
     TOTAL LIABILITIES                      1,185,330          1,187,465
                                           ----------         ----------
Redeemable Preferred Stock (Series A, 8%
  Cumulative, $1.25 par value, 10,000
  shares issued and outstanding)               1,849              1,841

     SHAREHOLDERS' EQUITY (NOTE 5)

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding          ---                ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                      18,087             18,170
Capital surplus                                26,984             27,910
Capital reserves                                2,139              2,139
Unrealized net gains on investments
  available for sale - net of tax effect          632             ---
Retained earnings                             114,147            111,378
Less: Treasury stock at cost (9,878
      and 49,960 shares, respectively)           (311)            (1,324)
                                           ----------         ----------
                                              161,678            158,273
Deferred employee benefit related to ESOP        (757)              (757)
                                           ----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                160,921            157,516
                                           ----------         ----------
    TOTAL LIABILITIES, REDEEMABLE
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY                                 $1,348,100         $1,346,822
                                           ----------         ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
            (in thousands, except share and per share amounts)

                                              For the three months
                                                 ended March 31,
                                           -----------------------------
                                             1994               1993
                                           ----------         ----------
INTEREST INCOME:
  Interest and fees on loans               $   15,238         $   15,790
  Interest on investment securities             7,068              8,014
  Other interest income                           251                194
                                           ----------         ----------
    Total interest income                      22,557             23,998
                                           ----------         ----------
INTEREST EXPENSE:
  Interest on deposits                          8,251              9,871
  Interest on other borrowings                    433                456
                                           ----------         ----------
    Total interest expense                      8,684             10,327
                                           ----------         ----------
    NET INTEREST INCOME                        13,873             13,671

Provision for possible loan losses                706                777
                                           ----------         ----------
    NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                   13,167             12,894
                                           ----------         ----------
OTHER INCOME:
  Trust fees                                    1,257              1,158
  Service charges and other income              1,465              1,415
  Net securities transaction gains                143                 71
                                           ----------         ----------
    Total other income                          2,865              2,644
                                           ----------         ----------
OTHER EXPENSES:
  Salaries, wages and fringe benefits           5,176              5,018
  Premises and equipment - net                  1,174              1,118
  Other operating                               3,165              3,050
                                           ----------         ----------
    Total other expenses                        9,515              9,186
                                           ----------         ----------
Income before provision for income taxes        6,517              6,352
  Provision for income taxes (Note 4)           1,881              1,834
                                           ----------         ----------
    NET INCOME                             $    4,636         $    4,518
                                           ----------         ----------
Preferred stock dividends and discount
  accretion                                $       46         $       46
                                           ----------         ----------
Net income available to common
  shareholders                             $    4,590         $    4,472
                                           ----------         ----------
Earnings per share of common stock         $      .53         $      .52
                                           ----------         ----------
Average outstanding shares of common
  stock                                     8,645,934          8,667,143
                                           ----------         ----------
Dividends declared per share of common
  stock                                    $      .21         $    .1925
                                           ----------         ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Unaudited)
                              (in thousands)

                                           For the three months ended
                                                   March 31,
                                           ---------------------------
                                             1994               1993
                                           --------           --------
Total Shareholders' Equity
Balance, beginning of period               $157,516           $147,452
                                           --------           --------
Net Income                                    4,636              4,518

Cash dividends:
  Common                                     (1,821)            (1,273)
  Preferred                                     (38)              ---
  Common dividends by pooled banks
    prior to acquisition                       ---                (301)
  Preferred dividends by pooled
    banks prior to acquisition                 ---                 (38)

Common stock issued through a dividend
  reinvestment plan by pooled banks
  prior to acquisition                         ---                  59

Accretion of preferred stock                     (8)                (8)

Net sale (purchase) of treasury shares            4                 (8)

Retirement of treasury stock                  1,009               ---
Change in common stock due to treasury
  stock retirement                              (83)              ---
Change in paid in surplus - common
  stock due to treasury stock retirement       (926)              ---

Change in deferred ESOP benefit                ---                (422)

Unrealized net gains on invest-
  ments available for sale-net of tax
  effect                                        632               ---
                                           --------           --------
Net change in Shareholders' Equity            3,405              2,527
                                           --------           --------
Total Shareholders' Equity
Balance, end of period                     $160,921           $149,979
                                           --------           --------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited) (in thousands)

                                                 For the three months ended
                                                         March 31,
                                                 --------------------------
                                                   1994         1993
                                                 -------      -------
Cash flows from operating activities:

Net income                                       $ 4,636      $ 4,518
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                     494          459
    Provision for possible loan losses               706          777
    Investment amortization - net                  1,385        1,326
    Net accretion of loan discounts                  (11)         (11)
    Net amortization of other assets                  10           14
    Gain on sales of investment securities          (143)         (71)
    Deferred income taxes                           (136)         207
    Other - net                                      ---         (425)
    Increase or decrease in assets and
      liabilities:
        Interest receivable                         (459)        (478)
        Other assets                                (380)      (1,202)
        Interest payable                            (856)        (655)
        Other liabilities                          2,141        1,899
                                                 -------      -------
Net cash provided by operating activities          7,387        6,358
                                                 -------      -------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                     (39,684)     (31,211)
      Proceeds from sales                           ---         3,070
      Proceeds from maturities and calls           9,774       16,742
    Investment securities available for sale:
      Payments for purchases                     (24,326)      (4,551)
      Proceeds from sales                         16,535        2,377
      Proceeds from maturities, calls
        and prepayments                           27,525       10,703
    Net (increase) decrease in loans               4,143       (6,307)
    Purchases of premises and equipment-net         (298)        (692)
                                                 -------      -------
Net cash used by investing activities             (6,331)      (9,869)
                                                 -------      -------
Financing activities:
    Net decrease in certificates of deposit       (1,524)      (6,301)
    Net increase in demand and savings accounts    2,847        9,324
    Increase (decrease) in federal funds
      purchased and repurchase agreements         (1,249)       1,878
    Proceeds from ESOP related borrowings           ---           422
    Decrease in short-term borrowings             (4,535)        (404)
    Dividends paid                                (1,354)      (1,437)
    Other                                              2            8
                                                 -------      -------
Net cash provided (used) by financing activities  (5,813)       3,490
                                                 -------      -------
Net decrease in cash and cash equivalents         (4,757)         (21)

Cash and cash equivalents at beginning of year    76,656       74,029
                                                 -------      -------
Cash and cash equivalents at end of period       $71,899      $74,008
                                                 -------      -------

For the three months ended March 31, 1994 and 1993, WesBanco paid $9,540 and $10,983 in interest on deposits and other borrowings and $130 and $160 for income taxes, respectively.

As of March 31, 1994 and 1993, the net change in in-substance foreclosure loans resulted in a decrease of $751 and $169, respectively. In an unrelated noncash transaction, the Corporation retired 40,000 shares of Treasury Stock.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (in thousands)

NOTE 1 - INVESTMENT SECURITIES

                                                 March 31,    December 31,
                                                   1994           1993
                                                 ---------    ------------
Securities:
Investments Held to Maturity (at cost):
    U.S. Treasury and Federal
      Agency Securities                          $126,592     $274,962
    Obligations of States and
      political subdivisions                      126,363      121,757
    Mortgage-backed securities                      ---         11,104
    Other securities                                1,809        1,721

Investments Available for Sale (March 31, 1994,
  at market, December 31, 1993, at lower
  of cost or market):
    U.S. Treasuries and Federal
      Agency Securities                           235,367       74,808
    Mortgage-backed securities                     10,186         ---
    Other securities                                2,332        8,315
                                                 --------     --------
      Total                                      $502,649     $492,667
                                                 --------     --------

     As of January 1, 1994, the Corporation adopted FAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Prior to the adoption of FAS No. 115, management's classification of available for sale included: U.S. Treasury and Agencies debt securities with a call or maturity of one year or less, corporate securities and marketable equity securities. With the adoption of FAS No. 115, management has changed its classification of investment securities available for sale to include Treasury and Agencies purchased with final maturities extending beyond three years, corporate securities, mortgage-backed securities and marketable equity securities.
The market value adjustment as of January 1, 1994, was to increase investments by $5,259,000 and increase shareholders' equity by $3,182,000 after the tax effect of $(2,077,000). The net market value adjustment was $632,000 at March 31, 1994. Certain investment classifications in prior periods of the statement of cash flows have been reclassified to conform with current presentation.
     Certain securities in prior periods have been reclassified from the U.S. Treasury and Federal Agency Securities to the mortgage-backed securities category.

NOTE 2 - LOANS:
- - ---------------

                                                 March 31,    December 31,
                                                   1994          1993
                                                 ---------    ------------
Loans:
    Commercial                                   $163,214     $161,102
    Real Estate-Construction                       19,929       21,181
    Real Estate-Mortgage                          344,437      342,173
    Installment                                   220,954      228,906
                                                 --------     --------
                                                  748,534      753,362
                                                 --------     --------
Deduct:
    Unearned income                                (7,078)      (7,213)
    Reserve for possible loan losses
      (Note 3)                                    (11,996)     (11,851)
                                                 --------     --------
                                                  (19,074)     (19,064)
                                                 --------     --------
                                                 $729,460     $734,298
                                                 --------     --------

NOTE 3 - RESERVE FOR POSSIBLE LOAN LOSSES:
- - ------------------------------------------

                                                 For the three months
                                                   ended March 31,
                                                 --------------------
                                                    1994         1993
                                                 -------      -------
Balance at beginning of period                   $11,851      $10,638

Recoveries credited to reserve                       176          213

Provision for loan losses                            706          777

Losses charged to reserve                           (737)        (793)
                                                 -------      -------
Balance at end of period                         $11,996      $10,835
                                                 -------      -------

NOTE 4 - INCOME TAXES

     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                  For the three months
                                                    ended March 31,
                                             ---------------------------
                                                   1994         1993
                                             ------------   ------------
Federal statutory tax rate                   $2,281   35%   $2,160   34%
Tax-exempt interest income from
  securities of states and
  political subdivisions                       (588)  (9)     (546)  (9)
State income tax - net of
  federal tax effect                            175    3       181    3
All other - net                                  13    0        39    1
                                             ------------   ------------
Effective tax rates                          $1,881   29%   $1,834   29%
                                             ------------   ------------

NOTE 5 - COMPLETED MERGER
- - -------------------------

     On February 28, 1994, the Corporation acquired First Fidelity Bancorp, Inc., with assets totaling approximately $309,911,000, in a transaction accounted for as a pooling-of-interests. In connection with this transaction, the Corporation issued 2,053,815 shares of common stock and 10,000 shares of redeemable preferred stock. The consolidated financial statements for the three months ended March 31, 1994 and 1993 and as of March 31, 1994 and December 31, 1993 include the accounts of First Fidelity Bancorp, Inc. for all periods and dates presented.
     The following supplemental information reflects the separate results of the combined entities for the periods prior to the acquisition: (in thousands, except per share amounts)

                                  For the three months ended
                                        March 31, 1993
                               -----------------------------------
                                             First
                                  As        Fidelity
                               Previously   Bancorp,
                               Presented       Inc.   Consolidated
                               ----------   --------  ------------
Net interest income              $10,274     $3,397     $13,671
Net income                         3,635        883       4,518
Earnings per
  common share                       .55        .36         .52

MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - ---------------------------------------------------------------------------
OPERATIONS
- - ----------

Comparison of the three months ended March 31, 1994 and 1993
- - ------------------------------------------------------------
     Net income for the three months ended March 31, 1994 was $4,636,000, a 3% increase over the same period in 1993. Earnings per share of common stock for the three months ended March 31, 1994 and 1993 were $.53 and $.52 respectively. Net income increased slightly due to increases in net interest income and trust fees for the three months ended March 31, 1994 as compared to the same period during 1993.
     Return on average assets (ROA) was 1.38% for the three months ended March 31, 1994 and 1993. Return on average equity (ROE) was 11.65%
compared to 12.15% for the three months ended March 31, 1994 and 1993, respectively.
     Current period loan and deposit interest rates are generally the same as levels noted in the previous comparative period. During the first three months of 1994, most banks' primary lending rates were between 6.0% and 6.25% and the rates for the first three months of 1993 were at 6.0%. The continued repricing of interest earning assets causes the average yield on WesBanco's interest earning assets to decrease to 7.2% during the first three months of 1994 from 7.8% during the first three months of 1993. Decreases in deposit rates paid on interest bearing liabilities caused a decrease in average rates paid to 3.3% during the first three months of 1994 from 4.0% during the first three months of 1993. Net tax equivalent interest income expressed as a percentage of average earning assets remained at 4.7% for the three months ended March 31, 1994 and 1993.
     Total interest income decreased $1,441,000 or 6% between the three month periods ended March 31, 1994 and 1993. Interest and fees on loans decreased $552,000 or 3% primarily due to the decrease in the average rates earned on loans outstanding partially offset by an increase in the average balance of loans outstanding. Average rates earned on loans decreased by approximately .7%. Average balances of loans increased due to consumers refinancing residential mortgage loans throughout 1993 to take advantage of lower interest rates. Interest on investments in U.S. Treasury and Agencies decreased $839,000 or 14%. The decline was due to a decrease in the average yield of .7% along with a decrease in the average outstanding balance of approximately $12,792,000 between the three months ending March 31, 1994 and 1993. Interest earned on investments in states and political subdivisions increased $102,000 or 6%. Increases in the average balance of this type of investment, approximating $17,565,000 were offset by a decrease in the average yield of approximately .6%. Other interest income, primarily interest on federal funds sold, increased $57,000 or 29%. Increases in the average outstanding balance of approximately $5,432,000 along with an increase in the average yield of approximately .2% caused the increase.
     Total interest expense decreased $1,643,000 or 16% between the three month period ended March 31, 1994 and 1993. Average rates paid on all deposits decreased by approximately .7% offset by an increase in average total deposit volumes of approximately $9,627,000 between the periods ended March 31, 1994 and 1993. The growth in the average total deposit volumes has been slow due to the lack of general economic growth, competition from nonbank products and the lower interest rates being offered. Interest expense on interest-bearing demand deposits decreased $343,000 or 16% primarily due to the decrease in the average rates paid by .7% partially offset by the increase in the average balances. The interest rate paid on NOW and Money Market accounts was 2.50% during the first quarter 1994 down from 3.25% during the first quarter 1993. Traditional savings account interest expense decreased $413,000 or 16% due to the decrease in the average rate paid of approximately .8% offset by an increase in the average balance outstanding of approximately $22,548,000. The interest rate paid on traditional savings accounts decreased to 2.75% during the first quarter 1994 from 3.5% during the first quarter of 1993. Certificates of deposit interest expense decreased $864,000 or 17%. The average outstanding balances decreased by $25,335,000 due to declining rates offered on certificates of deposit during 1993 and into 1994 in relation to other deposit products. Due to the deposit rate environment, the interest rate differential between certificates of deposit and passbook savings provides limited incentive for customers to reinvest in term accounts. Average rates paid on certificates of deposit decreased approximately .6% due to the decline in rates paid on new and rollover deposits. Interest on other borrowings, which primarily includes repurchase agreements, decreased $23,000 or 5% primarily due to the decrease in average rates paid of .4% offset by an increase in the average balances outstanding. Rates paid on repurchase agreements closely follow rates earned in the federal funds market.
     Other income increased $221,000 or 8%. Trust fee income increased $99,000 primarily due to the number of new trust accounts and increases in estate settlement fees during the first three months of 1994. Trust assets remain in excess of $1 billion as of March 31, 1994. Service charges and other income increased $50,000 between the three months ended March 31, 1994 and 1993. Service charges and other income increased due to the growth in the number of deposit accounts and the increase in the fees associated with deposit accounts. Net securities transaction gains increased $72,000 between the three months ended March 31, 1994 and 1993.
     Total other expenses increased $329,000 or 4%. Salary expense increased $158,000 due to normal salary adjustments, increased payroll taxes, increased cost of health insurance and the increase in the number of full time equivalent employees to 777 at March 31, 1994 from 760 at
March 31, 1993. Other operating expenses increased $115,000 or 4% partially due to the increase in marketing expenses of approximately $69,000 associated with an image and product advertising campaign.
     The provision for loan losses decreased due to the decline in loans outstanding and due to management's evaluation of the loan portfolio in the current business environment.  Net charge-offs decreased to $561,000 as of March 31, 1994 from $580,000 as of March 31,1993. The reserve for possible loan loss was 1.62% of total loans as of March 31, 1994 and
1.59% as of December 31, 1993. Nonaccrual loans, renegotiated loans, in-substance foreclosures and other real estate owned increased by $1,412,000 between March 31, 1994 and December 31, 1993. Total nonaccrual and renegotiated loans, in-substance foreclosures and other real estate owned totaled $12,463,000 or 1.7% of loans as of March 31, 1994 as compared to $12,035,000 or 1.6% as of December 31, 1993. The level of non-performing assets continues to be a result of the depressed commercial real estate market and the lack of industrial growth in the primary market area.
     Loans past due 90 days or more have decreased to $1,725,000 or .2% of total loans as of March 31, 1994 from $2,550,000 or .3% of total loans as of December 31, 1993. Many commercial loans are in the form of demand notes and a number of these loans do not require principal payments so that past due classifications might not be indicative of repayment risks.
     FAS No. 114, "Accounting by Creditors for Impairment of a Loan," is effective for periods beginning after December 15, 1994, and management is unable to determine the effect of adopting FAS No. 114 at this time.
     Lending by WesBanco banks is guided by lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from out of the primary market areas as described by uniform interagency definition of an "HLT" for supervisory purposes, jointly issued by the Federal Reserve Bank, the Comptroller of Currency and the Federal Deposit Insurance Corporation.
PART II - OTHER INFORMATION
- - ---------------------------
Item 1 - Not Applicable
- - -----------------------
Item 2 - Changes in the Rights of the Company's Security Holders
- - ----------------------------------------------------------------
     On February 28, 1994, the Registrant issued a total of 2,094,737 common shares and 10,000 shares of redeemable preferred stock with respect to the acquisition of First Fidelity Bancorp, Inc. The acquisition was effected through an exchange of stock and is further described in Registration Statement No. 33-72228, which is incorporated herein by reference.
Item 3 - Not Applicable
- - -----------------------

Item 4 - Results of Votes of Security Holders
- - ---------------------------------------------
     On February 16, 1994, a special meeting of shareholders was held. At that meeting, shareholders approved by a vote of 5,033,463 for, 14,882 against and 48,319 abstentions, the authorization of issuing up to 2,221,304 shares of common stock, par value $2.0833 per share, of WesBanco common stock and 10,000 shares of WesBanco 8% cumulative redeemable preferred stock in exchange for all the outstanding common stock and preferred stock of First Fidelity Bancorp, Inc. to effect the merger between WesBanco and First Fidelity Bancorp, Inc. No business other than described in the January 11, 1994, joint proxy statement/prospectus came before the meeting.
     On April 20, 1994, the Annual Meeting of the shareholders of WesBanco, Inc. was held. All nominees for directors listed in the proxy statement dated March 29, 1994, were elected. There was no solicitation in opposition to management's nominees as listed in the proxy statement.
     At the same shareholders' meeting, the shareholders approved an amendment to the Bylaws of the Corporation for the purpose of increasing the authorized number of members to serve on the Board of Directors to thirty-five. The amendment was passed by a vote of 6,595,662 for, 197,115 against and 149,557 abstentions. No business other than described in the proxy statement dated March 29, 1994, came before the meeting.
Item 5 - Other Information
- - --------------------------
     On April 26, 1994, the Corporation announced that the Board of Directors approved a plan, effective immediately, to begin repurchasing up to $7 million of WesBanco common stock on the open market. The timing, price and quantity of purchases will be at the discretion of the Corporation and the program may be discontinued or suspended at any time. The news release announcing the stock repurchase program is attached to this report as Exhibit 99 on page 26.
Item 6 (a) - Exhibits
- - ---------------------
     (3)   Amendments to Bylaws.  pp. 16 - 24.
     (15)  Letter re unaudited interim financial information.  page 25.

     (99)  News Release re announcement of plan to repurchase common stock.  page 26.
Item 6 (b) - Reports on Form 8-K
- - --------------------------------
     On February 28, 1994, a Form 8-K was filed to announce the acquisition of First Fidelity Bancorp, Inc. by WesBanco. The acquisition was effected through an exchange of stock of the Registrant. WesBanco issued 2,094,737 common shares and 10,000 shares of redeemable preferred stock in exchange for the outstanding First Fidelity common and preferred stock.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESBANCO, INC.

Date:  May 11, 1994           /s/ Edward M. George
       ------------------     --------------------
                              Edward M. George
                              President and Chief Executive Officer

Date:  May 11, 1994           /s/ Paul M. Limbert
       ------------------     -------------------
                              Paul M. Limbert
                              Executive Vice President and
                              Chief Financial Officer