Form 10-Q
period 1994-06-30
WESBANCO INC
filed 1994-08-12
CIK 203596

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q



(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at July 29, 1994, 8,579,126 shares.

PART 1 - FINANCIAL INFORMATION

     Unaudited consolidated condensed Balance Sheets at June 30, 1994 and December 31, 1993, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 1994 and 1993 are set forth on the following pages. All previously presented financial information has been restated to include First Fidelity Bancorp, Inc.
For further information see Footnote 5. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of what results will be for the entire year. For further information, refer to the Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.
     Earnings per share was computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period. Preferred stock dividends are cumulative and are payable quarterly at an annual rate of $15.20 per share. Conversion of the preferred stock to common stock, in accordance with the conversion requirements, would increase outstanding common shares by approximately 113,443 shares. The fully dilutive effect of preferred stock is less than 3%.

                                   WESBANCO, INC.
                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)
                               (dollars in thousands)

                                                  June 30,        December 31,
                                                   1994                1993
                                                 ----------         ----------
     ASSETS

Cash and due from banks                          $   45,765         $   47,306
Due from banks - interest bearing                       297                297
Federal funds sold                                    9,000             29,349
Investment securities (Note 1)                      516,979            492,667
Loans-net (Notes 2 and 3)                           734,649            734,298
Bank premises and equipment - net                    22,218             22,453
Accrued interest receivable                          11,738             12,020
Other assets                                          8,936              8,432
                                                 ----------         ----------
     TOTAL ASSETS                                $1,349,582         $1,346,822
                                                 ----------         ----------

     LIABILITIES

Deposits:
  Non-interest bearing demand                    $  119,245         $  121,390
  Interest bearing demand                           270,286            277,756
  Savings deposits                                  320,861            317,496
  Certificates of deposit                           395,587            396,962
                                                 ----------         ----------
    Total deposits                                1,105,979          1,113,604
                                                 ----------         ----------
Federal funds purchased and repurchase
  agreements                                         61,915             51,226
Short-term borrowings                                 8,285             10,454
Dividends payable                                     1,809              1,316
Accrued interest payable                              5,012              5,452
Other liabilities                                     5,298              5,413
                                                 ----------         ----------
     TOTAL LIABILITIES                            1,188,298          1,187,465
                                                 ----------         ----------

Redeemable Preferred Stock (Series A, 8%
  Cumulative, $1.25 par value, 10,000 shares
  issued; 9,925 and 10,000 shares outstanding,
  respectively)                                       1,844              1,841

     SHAREHOLDERS' EQUITY (NOTE 5)

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                ---                ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                            18,087             18,170
Capital surplus                                      26,984             27,910
Capital reserves                                      2,139              2,139
Retained earnings                                   116,974            111,378
  Less: Treasury stock at cost (102,977
          and 49,960 shares, respectively)           (2,843)            (1,324)
        Unrealized net loss on investments
          available for sale - net of
          tax effect                                 (1,144)             ---
                                                 ----------         ----------
                                                     160,197           158,273
Deferred employee benefit related to ESOP              (757)              (757)
                                                 ----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                      159,440            157,516
                                                 ----------         ----------
    TOTAL LIABILITIES, REDEEMABLE
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY                                       $1,349,582         $1,346,822
                                                 ----------         ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                      WESBANCO, INC.
                             CONSOLIDATED STATEMENT OF INCOME
                                          (Unaudited)
                      (in thousands, except share and per share amounts)

                                    For the three months   For the six months
                                      ended June 30,          ended June 30,
                                   ---------------------- ---------------------
                                       1994      1993        1994       1993
                                       ----      ----        ----       ----
INTEREST INCOME:
  Interest and fees on loans        $   15,558 $   15,961 $   30,796 $   31,751
  Interest on investment securities      7,365      7,972     14,433     15,986
  Other interest income                    147        175        398        369
                                    ---------- ---------- ---------- ----------
    Total interest income               23,070     24,108     45,627     48,106
                                    ---------- ---------- ---------- ----------

INTEREST EXPENSE:
  Interest on deposits                   8,284      9,474     16,535     19,345
  Interest on other borrowings             457        486        890        942
                                    ---------- ---------- ---------- ----------
    Total interest expense               8,741      9,960     17,425     20,287
                                    ---------- ---------- ---------- ----------
    NET INTEREST INCOME                 14,329     14,148     28,202     27,819

Provision for possible loan losses         429        615      1,135      1,392
                                    ---------- ---------- ---------- ----------
    NET INTEREST INCOME AFTER
    PROVISION FOR POSSIBLE
    LOAN LOSSES                         13,900     13,533     27,067     26,427
                                    ---------- ---------- ---------- ----------
OTHER INCOME:
  Trust fees                             1,024      1,057      2,281      2,215
  Service charges and other income       1,342      1,440      2,807      2,855
  Net securities transaction gains         132         62        275        133
                                    ---------- ---------- ---------- ----------
    Total other income                   2,498      2,559      5,363      5,203
                                    ---------- ---------- ---------- ----------
OTHER EXPENSES:
  Salaries, wages and
    fringe benefits                      5,415      5,252     10,591     10,270
  Premises and equipment - net           1,141      1,130      2,315      2,248
  Other operating                        3,225      3,441      6,390      6,491
                                    ---------- ---------- ---------- ----------
    Total other expenses                 9,781      9,823     19,296     19,009
                                    ---------- ---------- ---------- ----------
Income before provision for
    income taxes                         6,617      6,269     13,134     12,621
  Provision for income taxes
    (Note 4)                             1,934      1,753      3,815      3,587
                                    ---------- ---------- ---------- ----------
    NET INCOME                      $    4,683 $    4,516 $    9,319 $    9,034
                                    ---------- ---------- ---------- ----------

Preferred stock dividends and
  discount accretion                $       46 $       46 $       92 $       92
                                    ---------- ---------- ---------- ----------
Net income available to common
  shareholders                      $    4,637 $    4,470 $    9,227 $    8,942
                                    ---------- ---------- ---------- ----------
Earnings per share of common stock  $      .54 $      .51 $     1.07 $     1.03
                                    ---------- ---------- ---------- ----------
Average outstanding shares of
  common stock                       8,632,280  8,667,143  8,637,279  8,667,143
                                    ---------- ---------- ---------- ----------
Dividends declared per share of
  common stock                      $      .21 $      .19 $      .42 $     .385
                                    ---------- ---------- ---------- ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                     WESBANCO, INC.
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (Unaudited)
                                   (in thousands)

                                                   For the six months ended
                                                          June 30,
                                                  ----------------------------
                                                    1994                 1993
                                                    ----                 ----
Total Shareholders' Equity
Balance, beginning of period                      $157,516            $147,452
                                                  --------            --------

Net Income                                           9,319               9,034

Cash dividends declared:
  Common                                            (3,631)             (2,547)
  Preferred                                            (76)               ---
  Common dividends by pooled banks
    prior to acquisition                              ---                 (602)
  Preferred dividends by pooled
    banks prior to acquisition                        ---                  (76)

Common stock issued through a dividend
  reinvestment plan by pooled banks
  prior to acquisition                                ---                  124

Accretion of preferred stock                           (16)                (16)

Net purchase of common
  treasury shares                                   (2,528)                 (8)

Retirement of treasury stock                         1,009                ---
Change in common stock due to treasury
  stock retirement                                     (83)               ---
Change in paid in surplus - common
  stock due to treasury stock retirement              (926)               ---

Increase in ESOP related borrowings                   ---                 (422)

Unrealized net loss on investments
  available for sale-net of tax
  effect                                            (1,144)               ---
                                                  --------            --------
Net change in Shareholders' Equity                   1,924               5,487
                                                  --------            --------
Total Shareholders' Equity
Balance, end of period                            $159,440            $152,939
                                                  --------            --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                   WESBANCO, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited) (in thousands)

                                                       For the six months ended
                                                               June 30,
                                                       ------------------------
                                                          1994           1993
                                                          ----           ----
Cash flows from operating activities:

Net income                                              $ 9,319        $ 9,034
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                          1,021            916
    Provision for possible loan losses                    1,135          1,392
    Net amortization and accretion                        2,788          2,729
    Gain on sales of investment securities                 (275)          (133)
    Deferred income taxes                                   155            179
    Other - net                                             ---           (432)
    Increase or decrease in assets and
      liabilities:
        Interest receivable                                 282            294
        Other assets                                       (496)          (567)
        Interest payable                                   (440)          (347)
        Other liabilities                                   425          1,393
                                                        -------        -------
Net cash provided by operating activities                13,914         14,458
                                                        -------        -------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                            (80,933)       (82,253)
      Proceeds from sales                                  ---           2,534
      Proceeds from maturities and calls                 26,079         28,580
    Investment securities available for sale:
      Payments for purchases                            (44,349)       (17,301)
      Proceeds from sales                                46,679         13,951
      Proceeds from maturities, calls
        and prepayments                                  23,831         27,852
    Net increase in loans                                (1,464)       (15,841)
    Purchases of premises and equipment-net                (786)        (1,061)
                                                        -------        -------
Net cash used by investing activities                   (30,943)       (43,539)
                                                        -------        -------
Financing activities:
    Net decrease in certificates of deposit              (1,375)       (16,573)
    Net increase (decrease) in demand and
      savings accounts                                   (6,250)        19,807
    Increase in federal funds purchased
      and repurchase agreements                          10,689         24,058
    Proceeds from ESOP related borrowings                  ---             422
    Increase (decrease) in short-term borrowings         (2,169)         1,699
    Dividends paid                                       (3,213)        (2,985)
    Net purchases of treasury stock                      (2,543)            (8)
                                                        -------        -------
Net cash provided (used) by financing activities         (4,861)        26,420
                                                        -------        -------
Net decrease in cash and cash equivalents               (21,890)        (2,661)

Cash and cash equivalents at beginning of year           76,655         74,029
                                                        -------        -------
Cash and cash equivalents at end of period              $54,765        $71,368
                                                        -------        -------

For the six months ended June 30, 1994 and 1993, WesBanco paid $17,865 and $20,635 in interest on deposits and other borrowings and $3,400 and $3,685 for income taxes, respectively.

As of June 30, 1994 and 1993, the net change in in-substance foreclosure loans resulted in a decrease of $588 and $455 in other assets, respectively.

The Corporation retired 40,000 shares of Treasury Stock in a noncash transaction.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                   WESBANCO, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (in thousands)

NOTE 1 - INVESTMENT SECURITIES
- - ------------------------------

                                                      June 30,     December 31,
                                                       1994            1993
                                                     ---------     ------------
Securities:
Investments Held to Maturity (at cost):
    U.S. Treasury and Federal
      Agency Securities                              $141,103      $274,962
    Obligations of States and
      political subdivisions                          129,867       121,757
    Mortgage-backed securities                          ---          11,104
    Other securities                                    1,829         1,721

Investments Available for Sale (June 30, 1994,
  at market, December 31, 1993, at lower
  of cost or market):
    U.S. Treasuries and Federal
      Agency Securities                               233,389        74,808
    Mortgage-backed securities                          9,155          ---
    Other securities                                    1,636         8,315
                                                     --------      --------
      Total                                          $516,979      $492,667
                                                     --------      --------

     As of January 1, 1994, the Corporation adopted FAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Prior to the adoption of FAS No. 115, management's classification of available for sale included: U.S. Treasury and Agencies debt securities with a call or maturity of one year or less, corporate securities and marketable equity securities. With the adoption of FAS No. 115, management has changed its classification of investment securities available for sale to include Treasury and Agencies purchased with final maturities extending beyond three years, corporate securities, mortgage-backed securities and marketable equity securities.
The market value adjustment as of January 1, 1994, increased investments by $5,259,000 and increased shareholders' equity by $3,182,000 after the tax effect of $2,077,000. The effect of the net market value adjustment as of June 30, 1994 was to decrease investments by $1,867,000 and decrease shareholders' equity by $1,144,000 after the tax effect of $723,000.
Certain investment classifications in prior periods have been reclassified to conform with current presentation.

NOTE 2 - LOANS:
- - ---------------

                                                      June 30,     December 31,
                                                       1994           1993
                                                     ---------     ------------
Loans:
    Commercial                                       $163,481      $161,102
    Real Estate-Construction                           19,977        21,181
    Real Estate-Mortgage                              347,988       342,173
    Installment                                       222,837       228,906
                                                     --------      --------
                                                      754,283       753,362
                                                     --------      --------
Deduct:
    Unearned income                                    (7,551)       (7,213)
    Reserve for possible loan losses
      (Note 3)                                        (12,083)      (11,851)
                                                     --------      --------
                                                      (19,634)      (19,064)
                                                     --------      --------
                                                     $734,649      $734,298
                                                     --------       --------

NOTE 3 - RESERVE FOR POSSIBLE LOAN LOSSES:
- - ------------------------------------------

                                                        For the six months
                                                          ended June 30,
                                                        ----------------------
                                                           1994           1993
                                                           ----           ----
Balance at beginning of period                          $11,851        $10,638

Recoveries credited to reserve                              255            309

Provision for loan losses                                 1,135          1,392

Losses charged to reserve                                (1,158)        (1,207)
                                                        -------        -------
Balance at end of period                                $12,083        $11,132
                                                        -------        -------

NOTE 4 - INCOME TAXES
- - ---------------------

     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                  For the six months
                                                    ended June 30,
                                             ---------------------------
                                                 1994          1993
                                                 ----          ----
Federal statutory tax rate                   $4,597   35%   $4,417   35%
Tax-exempt interest income from
  securities of states and
  political subdivisions                     (1,186)  (9)   (1,082)  (9)
State income tax - net of
  federal tax effect                            352    3       340    3
All other - net (including retro-
  active effect of tax rate increase)            52    0       (88)  (1)
                                             ------------   ------------
Effective tax rates                          $3,815   29%   $3,587   28%
                                             ------------   ------------

NOTE 5 - COMPLETED MERGER
- - -------------------------

     On February 28, 1994, the Corporation acquired First Fidelity Bancorp, Inc., with assets totaling approximately $309,911,000, in a transaction accounted for as a pooling-of-interests. In connection with this transaction, the Corporation issued 2,053,815 shares of common stock and 10,000 shares of redeemable preferred stock. The consolidated financial statements for the six months and three months ended June 30, 1994 and 1993 and as of June 30, 1994 and December 31, 1993 include the accounts of First Fidelity Bancorp, Inc. for all periods and dates presented.
     The following supplemental information reflects the separate results of the combined entities for the periods prior to the acquisition: (in thousands, except per share amounts)

                                    For the six months ended
                                         June 30, 1993
                               -----------------------------------
                                             First
                                  As        Fidelity
                               Previously   Bancorp,
                               Presented       Inc.   Consolidated
                               ---------     -------  ------------
Net interest income              $20,903     $6,916     $27,819
Net income                         7,311      1,723       9,034
Earnings per common share           1.11        .70        1.03

MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - ---------------------------------------------------------------------------
OPERATIONS
- - ----------

Comparison of the six months ended June 30, 1994 and 1993
- - ---------------------------------------------------------
     Net income for the six months ended June 30, 1994 was $9,319,000, a 3% increase over the same period in 1993. Earnings per share of common stock for the six months ended June 30, 1994 and 1993 were $1.07 and $1.03 respectively. Net income increased due to the increase in net interest income and a decrease in the provision for possible loan losses for the six months ended June 30, 1994 as compared to the same period during 1993.
     Annualized return on average assets (ROA) was 1.38% and 1.37% for the six months ended June 30, 1994 and 1993, respectively. Annualized return on average equity (ROE) was 11.76% compared to 12.03% for the six months ended June 30, 1994 and 1993, respectively.
     Current period loan and deposit interest rates are generally above levels noted in the previous comparative period. During the first six months of 1994, most banks' primary lending rate was between 6.0% and 7.25% and that rate for the first six months of 1993 approximated 6.0%. In spite of increasing rates, continued repricing of assets which had yields above these levels caused the average yield on WesBanco's interest earning assets to decrease to 7.2% during the first six months of 1994 from 7.8% during the first six months of 1993. Decreases in deposit rates implemented during 1993 for interest bearing liabilities caused a decrease in average rates paid to 3.3% during the first six months of 1994 from 3.9% during the first six months of 1993. Net tax equivalent interest income expressed as a percentage of average earning assets was 4.8% and 4.7% for the six months ended June 30, 1994 and 1993, respectively.
     Total interest income decreased $2,479,000 or 5% between the six month periods ended June 30, 1994 and 1993. Interest and fees on loans decreased $955,000 or 3% primarily due to the decrease in the average rates earned on loans outstanding partially offset by an increase in the average balance of loans outstanding. Average rates earned on loans decreased by approximately .6%. Average balances of loans increased due to the increase in mortgage and installment loans outstanding. There were no significant changes in outstanding loan balances between December 31, 1993 and June 30, 1994. Interest on investments in U.S. Treasury and Agencies decreased $1,254,000 or 12%. The decline was due to a decrease in the average yield of .6% along with a decrease in the average outstanding balance of approximately $3,774,000 between the six months ending June 30, 1994 and 1993. Balances outstanding of U. S. Treasury and Agencies increased between June 30, 1994 and December 31, 1993, as a result of investing federal funds balances at a recently acquired bank. Interest earned on investments in states and political subdivisions increased $173,000 or 5%. Increases in the average balance of this type of investment, approximating $17,456,000 were offset by a decrease in the average yield of approximately .6%. Other interest income, primarily interest on federal funds sold, increased $29,000 or 8%. Increases in the average outstanding balance of approximately $1,864,000 along with an increase in the average yield of approximately .5% caused the increase. Overall declines in average investment rates earned were caused by maturities of higher yielding securities and the purchase of investments at current market rates. The decrease in the market value of investments classified as available for sale between January 1, 1994 to June 30, 1994 was approximately $7,126,000. The market rate adjustment represents a 2.9% decline from the market value as of January 1, 1994, and is a result of the recent increases in interest rates. The Lehman Brothers Government/Corporate Intermediate Index declined by 5.85% during the same time period.
     Total interest expense decreased $2,862,000 or 16% between the six month period ended June 30, 1994 and 1993. Average rates paid on all deposits decreased by approximately .6% offset by an increase in average total deposit volumes of approximately $6,333,000 between the periods ended June 30, 1994 and 1993. The outstanding balance of total deposits decreased between June 30, 1994 and December 31, 1993, due to the lack of general economic growth in major market areas, competition from nonbank products and the lower interest rates offered. Interest expense on interest-bearing demand deposits decreased $597,000 or 14% primarily due to the decrease in the average rates paid of .5% partially offset by the increase in the average balances of approximately $8,914,000. The average interest rate paid on interest bearing demand deposits was 2.6% during the first six months of 1994 down from 3.2% during the first six months of 1993. Traditional savings account interest expense decreased $744,000 or 15% due to the decrease in the average rate paid by approximately .7% offset by an increase in the average balance outstanding of approximately $19,289,000. The average interest rate paid on traditional savings accounts decreased to 2.7% during the first six months of 1994 from 3.3% during the first six months of 1993. Certificates of deposit interest expense decreased $1,469,000 or 15%. The average outstanding balances decreased by $21,868,000 due to declining rates offered on certificates of deposit during 1993 and into 1994 in relation to other deposit products. Due to the deposit rate environment, the interest rate differential between certificates of deposit and passbook savings provided limited incentive for customers to reinvest in term accounts. Average rates paid on certificates of deposit decreased approximately .5% due to the decline in rates paid on new and rollover deposits. Interest on other borrowings, which primarily includes repurchase agreements, decreased $52,000 or 6% primarily due to the decrease in average rates paid of .2% offset by an increase in the average balances outstanding.
     Other income increased $160,000 or 3%. Trust fee income increased $66,000 primarily due to the number of new trust accounts and increases in estate settlement fees during the first six months of 1994. Trust assets were in excess of $1 billion as of June 30, 1994. Service charges and other income decreased $48,000 between the six months ended June 30, 1994 and 1993 primarily due to a decrease in service charges earned on deposit accounts. Net securities transaction gains increased $142,000 between the six months ended June 30, 1994 and 1993.

     Total other expenses increased $287,000 or 2%. Salary expense increased $321,000 due to normal salary adjustments, increased payroll taxes, increased cost of health insurance and the increase in the number of full time equivalent employees to 777 at June 30, 1994 from 772 at June 30, 1993. Premises and equipment expense increased $67,000 between the six months ended June 30, 1994 and 1993, primarily due to the increased level of depreciation associated with upgrading data processing equipment. Other operating expenses decreased $101,000 or 2% primarily due to internal consolidations during 1994 and 1993 which improved operational efficiencies.
     The provision for loan losses decreased due to the decline in loans outstanding between June 30, 1994 and 1993, and due to management's evaluation of the loan portfolio in the current business environment. Net charge-offs remained stable at $903,000 as compared to $898,000 as of June 30, 1993. The reserve for possible loan loss was 1.62% of total loans as of June 30, 1994 and 1.59% as of December 31, 1993. Nonaccrual loans, renegotiated loans, in-substance foreclosures and other real estate owned decreased by $483,000 between June 30, 1994 and December 31, 1993. Total nonaccrual and renegotiated loans, in-substance foreclosures and other real estate owned totaled $11,552,000 or 1.5% of loans as of June 30, 1994 as compared to $12,035,000 or 1.6% as of December 31, 1993. The level of non-performing assets continues to be a result of the depressed commercial real estate market and the lack of industrial growth in the primary market area.
     Loans past due 90 days or more have increased to $2,726,000 or .4% of total loans as of June 30, 1994 from $2,550,000 or .3% of total loans as of December 31, 1993. Many commercial loans are in the form of demand notes and a number of these loans do not require principal payments. Accordingly, past due classifications might not be indicative of repayment risks.
     FAS No. 114, "Accounting by Creditors for Impairment of a Loan," is effective for periods beginning after December 15, 1994, and management is unable to determine the effect of adopting FAS No. 114 at this time.

     Lending by WesBanco banks is guided by lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from out of the primary market areas as described by uniform interagency definition of an "HLT" for supervisory purposes, jointly issued by the Federal Reserve Bank, the Comptroller of Currency and the Federal Deposit Insurance Corporation.
Comparison of the three months ended June 30, 1994 and 1993
     Total interest income decreased $1,038,000 between the three month periods ending June 30, 1994 and 1993. Interest and fees on loans decreased $403,000 due to a decrease in average rates partially offset by an increase in the average volume of loans outstanding. Interest on investments in U.S. Treasury and Agencies decreased $415,000. Average balances outstanding increased but were offset by a decrease in the average rates earned. Interest on investments in states and political subdivisions increased $71,000 primarily due to increased outstanding average balances. Other interest income, primarily interest on federal funds sold, decreased $28,000 due to the decrease in the average balance outstanding.
     Total interest expense decreased $1,219,000 between the three month periods ended June 30, 1994 and 1993. Interest paid on deposits decreased $1,190,000 primarily due to the decrease in average rates paid on deposits offset by an increase in the average balance outstanding of approximately $3,045,000. Interest on other borrowings decreased $29,000 for the three months ended June 30, 1994 and 1993, primarily due to the decrease in the average volume of short-term borrowings of approximately $6,555,000.
     Total other income decreased by $61,000 primarily due to the decrease in service charges and other income of $98,000 and trust fees of $33,000. Net securities transaction gains increased by $70,000.
     Total other expenses decreased by $42,000. Salaries and employee benefits increased $163,000 due to normal salary adjustments. Other operating expenses decreased $216,000 primarily due to internal consolidations during 1994 which improved operational efficiencies.

PART II - OTHER INFORMATION
- - ---------------------------
Item 1-5 - Not Applicable
- - -------------------------
Item 6 (a) - Exhibits
- - ---------------------
     (15)  Letter re unaudited interim financial information.
Item 6 (b) - Reports on Form 8-K
- - --------------------------------
     There were no reports filed on Form 8-K for the three months ended June 30, 1994.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WESBANCO, INC.

Date: August 12, 1994          /s/ Edward M. George
      ------------------       --------------------
                               Edward M. George
                               President and Chief Executive Officer

Date: August 12, 1994          /s/ Paul M. Limbert
      ------------------       --------------------
                               Paul M. Limbert
                               Executive Vice President and
                               Chief Financial Officer