Form 10-Q
period 1994-09-30
WESBANCO INC
filed 1994-11-10
CIK 203596

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q



(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at October 31, 1994, 8,507,953 shares.

PART 1 - FINANCIAL INFORMATION
- - ------------------------------

     Unaudited consolidated condensed Balance Sheets at September 30, 1994 and December 31, 1993, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 1994 and 1993 are set forth on the following pages. All previously presented financial information has been restated to include First Fidelity Bancorp, Inc. For further information see Footnote 5. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of what results will be for the entire year. For further information, refer to the Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.
     Earnings per share was computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period. Preferred stock dividends are cumulative and are payable quarterly at an annual rate of $15.20 per share. Conversion of the preferred stock to common stock, in accordance with the conversion requirements, would increase outstanding common shares by approximately 113,443 shares. The fully dilutive effect of preferred stock is less than 3%.

                         WESBANCO, INC.
                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                     (dollars in thousands)

                                     September 30,     December 31,
                                         l994              1993
                                     -------------     ------------

     ASSETS

Cash and due from banks                $   47,494        $   47,306
Due from banks - interest bearing             297               297
Federal funds sold                         22,540            29,349
Investment securities (Note 1)            488,845           492,667
Loans-net (Notes 2 and 3)                 738,891           734,298
Bank premises and equipment - net          22,187            22,453
Accrued interest receivable                11,924            12,020
Other assets                               14,393             8,432
                                       ----------        ----------
     TOTAL ASSETS                      $1,346,571        $1,346,822
                                       ----------        ----------

     LIABILITIES

Deposits:
  Non-interest bearing demand          $  133,356        $  121,390
  Interest bearing demand                 266,592           277,756
  Savings deposits                        306,965           317,496
Certificates of deposit                   405,554           396,962
                                       ----------        ----------
    Total deposits                      1,112,467         1,113,604
                                       ----------        ----------
Federal funds purchased and repurchase
  agreements                               57,218            51,226
Short-term borrowings                       5,957            10,454
Dividends payable                           1,887             1,316
Accrued interest payable                    4,897             5,452
Other liabilities                           5,662             5,413
                                       ----------        ----------
     TOTAL LIABILITIES                  1,188,088         1,187,465
                                       ----------        ----------

Redeemable Preferred Stock (Series A, 8%
  Cumulative, $1.25 par value, 10,000 shares
  issued; 9,925 and 10,000 shares outstanding,
  respectively)                             1,852             1,841

     SHAREHOLDERS' EQUITY (NOTE 5)

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding         ---               ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                  18,087            18,170
Capital surplus                            26,984            27,910
Capital reserves                            2,139             2,139
Retained earnings                         117,130           111,378
  Less: Treasury stock at cost (174,150
          and 49,960 shares, respectively) (4,798)           (1,324)
        Unrealized net loss on investments
          available for sale - net of
          tax effect                       (2,154)             ---
                                       ----------        ----------
                                          157,388           158,273

Deferred employee benefit related to ESOP    (757)             (757)
                                       ----------        ----------
    TOTAL SHAREHOLDERS' EQUITY            156,631           157,516
                                       ----------        ----------
    TOTAL LIABILITIES, REDEEMABLE
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY                             $1,346,571        $1,346,822
                                       ----------        ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
            (in thousands, except share and per share amounts)

                                     For the three months  For the nine months
                                       ended September 30,  ended September 30,
                                     --------------------- --------------------
                                         1994      1993       1994       1993
                                         ----      ----       ----       ----
INTEREST INCOME:
  Interest and fees on loans         $   15,769 $  16,301 $   46,565 $   48,052
  Interest on investment securities       7,236     7,702     21,669     23,688
  Other interest income                     105       196        503        565
    Total interest income                23,110    24,199     68,737     72,305
                                     ---------- --------- ---------- ----------

INTEREST EXPENSE:
  Interest on deposits                    8,392     9,129     24,927     28,474
  Interest on other borrowings              492       520      1,382      1,462
                                     ---------- --------- ---------- ----------
    Total interest expense                8,884     9,649     26,309     29,936
                                     ---------- --------- ---------- ----------
    NET INTEREST INCOME                  14,226    14,550     42,428     42,369

Provision for possible loan losses        4,377       563      5,512      1,955
                                     ---------- --------- ---------- ----------
    NET INTEREST INCOME AFTER
    PROVISION FOR POSSIBLE
    LOAN LOSSES                           9,849    13,987     36,916     40,414
                                     ---------- --------- ---------- ----------
OTHER INCOME:
  Trust fees                                942       892      3,223      3,107
  Service charges and other income        1,641     1,448      4,448      4,303
  Net securities transaction gains           48        (4)       323        129
                                     ---------- --------- ---------- ----------
    Total other income                    2,631     2,336      7,994      7,539
                                     ---------- --------- ---------- ----------
OTHER EXPENSES:
  Salaries, wages and fringe benefits     5,439     5,058     16,030     15,328
  Premises and equipment - net            1,131     1,130      3,446      3,378
  Other operating                         3,431     3,379      9,821      9,870
                                     ---------- --------- ---------- ----------
    Total other expenses                 10,001     9,567     29,297     28,576
                                     ---------- --------- ---------- ----------
Income before provision for
    income taxes                          2,479     6,756     15,613     19,377
  Provision for income taxes (Note 4)       390     1,924      4,205      5,511
                                     ---------- --------- ---------- ----------
    NET INCOME                       $    2,089 $   4,832 $   11,408 $   13,866
                                     ---------- --------- ---------- ----------

Preferred stock dividends and
  discount accretion                 $       46 $      46 $      138 $      138
                                     ---------- --------- ---------- ----------

Net income available to common
  shareholders                       $    2,043 $   4,786 $   11,270 $   13,728
                                     ---------- --------- ---------- ----------

Earnings per share of common stock   $      .24 $     .55 $     1.31 $     1.59
                                     ---------- --------- ---------- ----------
Average outstanding shares of common
  stock                               8,570,860  8,640,132 8,618,697  8,655,348
                                     ---------- ---------- --------- ----------
Dividends declared per share of
  common stock                       $      .22 $      .20 $      .64 $     .59
                                     ---------- ---------- ---------- ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            WESBANCO, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Unaudited)
                            (in thousands)

                                        For the nine months ended
                                             September 30,
                                       --------------------------
                                         1994              1993
                                         ----              ----
Total Shareholders' Equity,
  beginning of period                  $157,516          $147,452
                                       --------          --------
Net Income                               11,408            13,866

Cash dividends declared:
  Common                                 (5,518)           (3,870)
  Preferred                                (114)              ---
  Common dividends by pooled banks
    prior to acquisition                    ---              (903)
  Preferred dividends by pooled
    banks prior to acquisition              ---              (114)

Common stock issued through a dividend
  reinvestment plan by pooled banks
  prior to acquisition                      ---               183

Accretion of preferred stock                (24)              (24)

Net purchase of common
  treasury shares                        (4,483)           (1,111)

Treasury stock used for pooled bank       1,009               ---
Change in common stock due to treasury
  stock used for pooled bank                (83)              ---
Change in paid in surplus - common
  stock due to treasury stock used for
  pooled bank                              (926)              ---

Increase in ESOP related borrowings         ---              (422)

Unrealized net loss on investments
  available for sale-net of tax
  effect                                 (2,154)              ---
                                      ---------          --------
Net change in Shareholders' Equity         (855)            7,605
                                      ---------          --------
Total Shareholders' Equity,
  end of period                        $156,631          $155,057
                                       --------          --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          WESBANCO, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited) (in thousands)

                                                  For the nine months ended
                                                        September 30,
                                                 --------------------------
                                                   1994         1993
                                                   ----         ----
Cash flows from operating activities:

Net income                                       $ 11,408     $ 13,866
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                    1,528        1,413
    Provision for possible loan losses              5,512        1,955
    Net amortization and accretion                  3,996        4,166
    Gain on sales of investment securities           (323)        (129)
    Deferred income taxes                             156           63
    Other - net                                         3         (366)
    Increase or decrease in assets and
      liabilities:
        Interest receivable                            96           56
        Other assets                               (4,722)      (2,533)
        Interest payable                             (555)        (925)
        Other liabilities                             191        1,096
                                                  -------      -------
Net cash provided by operating activities          17,290       18,662
                                                  -------      -------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                      (77,270)    (115,130)
      Proceeds from sales                             ---        2,534
      Proceeds from maturities and calls           32,277       43,563
    Investment securities available for sale:
      Payments for purchases                      (59,468)     (28,278)
      Proceeds from sales                          60,307       23,953
      Proceeds from maturities, calls
        and prepayments                            40,778       67,547
    Net increase in loans                         (10,074)     (22,336)
    Purchases of premises and equipment-net        (1,262)      (1,701)
                                                  -------      -------
Net cash used by investing activities             (14,712)     (29,848)
                                                  -------      -------
Financing activities:
    Net increase (decrease) in
      certificates of deposit                       8,592      (21,814)
    Net increase (decrease) in demand and
      savings accounts                             (9,729)      38,722
    Increase in federal funds purchased
      and repurchase agreements                     5,992        5,079
    Proceeds from ESOP related borrowings             ---          422
    Increase (decrease) in short-term borrowings   (4,497)       1,664
    Dividends paid                                 (5,059)      (4,538)
    Net purchases of treasury stock                (4,498)      (1,110)
                                                  -------      -------
Net cash provided (used) by financing activities   (9,199)      18,425
                                                  -------      -------
Net increase (decrease) in cash and cash
  equivalents                                      (6,621)       7,239
                                                  -------      -------
Cash and cash equivalents at beginning of year     76,655       74,029
                                                  -------     --------
Cash and cash equivalents at end of period       $ 70,034     $ 81,268
                                                 --------     --------

For the nine months ended September 30, 1994 and 1993, WesBanco paid $26,864 and $30,861 in interest on deposits and other borrowings and $5,260 and $5,332 for income taxes, respectively.

As of September 30, 1994 and 1993, the net change in loans classified as in-substance foreclosure loans resulted in an increase in other assets of $1,971 and a decrease of $726, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          WESBANCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in thousands)

NOTE 1 - INVESTMENT SECURITIES
- - ------------------------------

                                           September 30,  December 31,
                                               1994          1993
                                           ------------- -------------
Investments Held to Maturity (at cost):
    U.S. Treasury and Federal
      Agency Securities                     $138,186     $274,962
    Obligations of States and
      political subdivisions                 128,011      121,757
    Mortgage-backed securities                   ---       11,104
    Other securities                           1,419        1,721

Investments Available for Sale (September 30,1994,
  at market, December 31, 1993, at lower
  of cost or market):
    U.S. Treasuries and Federal
      Agency Securities                      211,968       74,808
    Mortgage-backed securities                 8,468          ---
    Other securities                             793        8,315
                                            --------     --------
      Total                                 $488,845     $492,667
                                            --------     --------

     As of January 1, 1994, the Corporation adopted FAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Prior to the adoption of FAS No. 115, management's classification of investments available for sale included: U.S. Treasury and Agencies debt securities with a call or maturity of one year or less, corporate securities and marketable equity securities. With the adoption of FAS No. 115, management has changed its classification of investment securities available for sale to include Treasury and Agencies purchased with final maturities extending beyond three years, corporate securities, mortgage-backed securities and marketable equity securities. The market value adjustment as of January 1, 1994, increased investments by $5,259 and increased shareholders' equity by $3,182 after the tax effect of $2,077. The effect of the net market value adjustment as of September 30, 1994 was to decrease investments by $3,523 and decrease shareholders' equity by $2,154 after the tax effect of $1,369. The effect of the market value adjustment between January 1, 1994 and September 30, 1994 was a net decrease in investment securities of $8,782 and a related after tax effect on shareholders' equity of $5,336. Certain investment classifications in prior periods have been reclassified to conform with current presentation.

NOTE 2 - LOANS:
- - ---------------

                                            September 30,December 31,
                                              1994          1993
                                            -------------------------
Loans:
    Commercial                              $154,470     $161,102
    Real Estate-Construction                  21,645       21,181
    Real Estate-Mortgage                     353,018      342,173
    Installment                              230,255      228,906
                                            --------     --------
                                             759,388      753,362
                                            --------     --------
Deduct:
    Unearned income                           (8,404)      (7,213)
    Reserve for possible loan losses
      (Note 3)                               (12,093)     (11,851)
                                            --------     --------
                                             (20,497)     (19,064)
                                            --------     --------
                                            $738,891     $734,298
                                            --------     --------

NOTE 3 - RESERVE FOR POSSIBLE LOAN LOSSES:
- - ------------------------------------------

                                            For the nine months
                                            ended September 30,
                                            --------------------
                                               1994         1993
                                               ----         ----
Balance at beginning of period              $11,851      $10,638

Recoveries credited to reserve                  340          444

Provision for loan losses                     5,512        1,955

Losses charged to reserve                    (5,610)      (1,656)
                                            -------      -------
Balance at end of period                    $12,093      $11,381
                                            -------      -------

NOTE 4 - INCOME TAXES
- - ---------------------

     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                  For the nine months
                                                  ended September 30,
                                             ---------------------------
                                                 1994          1993
                                                 ----          ----
Federal statutory tax rate                   $5,465   35%   $6,782   35%
Tax-exempt interest income from
  securities of states and
  political subdivisions                     (1,773) (11)   (1,638)  (9)
State income tax - net of
  federal tax effect                            396    2       529    3
All other - net (including retro-
  active effect of tax rate increase)           117    1      (162)  (1)
                                             ------------   ------------
Effective tax rates                          $4,205   27%   $5,511   28%
                                             ------------   ------------

NOTE 5 - COMPLETED MERGER
- - -------------------------

     On February 28, 1994, the Corporation acquired First Fidelity Bancorp, Inc., with total assets of approximately $309,911, in a transaction accounted for as a pooling-of-interests. In connection with this transaction, the Corporation issued 2,053,815 shares of common stock and 10,000 shares of redeemable preferred stock. The consolidated financial statements for the nine months and three months ended September 30, 1994 and 1993 and as of September 30, 1994 and December 31, 1993 include the accounts of First Fidelity Bancorp, Inc. for all periods and dates presented.
     The following supplemental information reflects the separate results of the combined entities for the periods prior to the acquisition:

                                    For the nine months ended
                                       September 30, 1993
                               -----------------------------------
                                             First
                                  As        Fidelity
                               Previously   Bancorp,
                               Presented       Inc.   Consolidated
                               ----------   --------  ------------
Net interest income              $31,927     $10,442    $42,369
Net income                        11,241       2,625     13,866
Earnings per common share           1.70        1.07       1.59

MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - ---------------------------------------------------------------------------
OPERATIONS (Dollars in Thousands)
- - ----------

Financial Condition
- - -------------------
     Total assets of WesBanco as of September 30, 1994 were $1,346,571 as compared to $1,346,822 as of December 31, 1993.
     Investment securities declined by $3,822 between September 30, 1994 and December 31, 1993. The majority of the decline was due to the market value adjustment of $(3,523) in investments categorized as available for sale at September 30, 1994.
     Net loans increased $4,593 between September 30, 1994 and December 31, 1993. The loan growth can be attributed to an increase in real estate loans of approximately $11,309. This increase was largely due to consumers refinancing homes to take advantage of lower interest rates while lower rates continued during 1994. Commercial loans declined by approximately $6,632 during the same time period primarily due to a write down approximating $4,000 on a collateralized commercial loan which encountered financial problems along with a reclassification of the remaining balance into other assets and the lack of loan demand. Installment loans increased $1,349 between September 30, 1994 and December 31, 1993.
     Total deposits declined $1,137 between September 30, 1994 and
December 31, 1993. The lack of growth in the deposit area is due to the general economic conditions and competition from nonbank products.

Comparison of the nine months ended September 30, 1994 and 1993
- - ---------------------------------------------------------------
Earnings Summary
- - ----------------
     Net income for the nine months ended September 30, 1994 was $11,408 or $1.31 per share, compared to $13,866 or $1.59 per share for the same time period in 1993. The decrease in net income was due to the increase in the provision for possible loan losses for the nine months ended September 30, 1994 as compared to 1993.
     During the third quarter 1994, the Corporation recognized a write down approximating $4,000 on a collateralized commercial loan which encountered financial problems. The write down represents management's best estimate of the loss exposure, based on information available at this time, after an exhaustive review of the financial status of the borrower. The after-tax effect on net income was approximately $2,469.
     Net income performance for the trailing twelve months ended
September 30, 1994, including the write down, reflected a return on average assets of 1.14%, and a return on average equity of 9.79%. The return on average assets and return on average equity for the trailing twelve-month period ending September 30, 1993, were 1.36% and 11.91% respectively. Book value per share was $18.41 at September 30, 1994, compared to $17.96 at September 30, 1993. The capital to asset ratio as of September 30, 1994, was 12.42% and the loan loss reserve to gross loans outstanding was 1.61%. Exclusive of the write down, net income for the nine months ending September 30, 1994, would have been level with net income reported at September 30, 1993.
     Current period loan and deposit interest rates are generally above levels noted in the previous comparative period. During the first nine months of 1994, most banks' primary lending rate was between 6.0% and 7.75% and that rate for the first nine months of 1993 approximated 6.0%. In spite of increasing rates, continued repricing of assets, primarily investment securities, which had yields above these levels caused the average yield on WesBanco's interest earning assets to decrease to 7.3% during the first nine months of 1994 from 7.7% during the first nine months of 1993. Decreases in deposit rates implemented during 1993 for interest bearing liabilities caused a decrease in average rates paid to 3.4% during the first nine months of 1994 from 3.8% during the first nine months of 1993. Net tax equivalent interest income expressed as a percentage of average earning assets remained the same at 4.8% for the nine months ended September 30, 1994 and 1993.

Interest Income
- - ---------------
     Total interest income decreased $3,568 or 5% between the nine month periods ended September 30, 1994 and 1993. Interest and fees on loans decreased $1,487 or 3% primarily due to the decrease in the average rates earned on loans outstanding partially offset by an increase in the average balance of loans outstanding. Average rates earned on loans decreased by approximately .6%. Interest on investments in U.S. Treasury and Agencies decreased $1,661 or 9%. The decline was due to a decrease in the average yield of .5% along with a decrease in the average outstanding balance of approximately $4,107 between the nine months ending September 30, 1994 and 1993. Interest earned on investments in states and political subdivisions increased $286 or 6%. Increases in the average balance of this type of investment, approximating $15,902 were offset by a decrease in the average yield of approximately .5%. Overall declines in average investment rates earned were caused by maturities of higher yielding securities and the purchase of investments at current market rates. Other interest income, primarily interest on federal funds sold, decreased $62 or 11%. Decreases in the average outstanding balance of approximately $7,302 offset by an increase in the average yield of approximately .8% caused the decrease.

Interest Expense
- - ----------------
     Total interest expense decreased $3,627 or 12% between the nine month period ended September 30, 1994 and 1993. Average rates paid on all deposits decreased by approximately .5% offset by an increase in average total deposit volumes of approximately $979 between the periods ended September 30, 1994 and 1993. Interest expense on interest-bearing demand deposits decreased $735 or 12% due to the decrease in the average rates paid of .4% partially offset by the increase in the average balances of approximately $3,465. The average interest rate paid on interest bearing demand deposits was 2.7% during the first nine months of 1994 down from 3.1% during the first nine months of 1993. Traditional savings account interest expense decreased $973 or 13% due to the decrease in the average rate paid of approximately .5% offset by an increase in the average balance outstanding of approximately $13,708. The average interest rate paid on traditional savings accounts decreased to 2.7% during the first nine months of 1994 from 3.2% during the first nine months of 1993. Certificates of deposit interest expense decreased $1,839 or 12%. The average outstanding balances decreased by $16,195 due to declining rates offered on certificates of deposit during 1993 and into 1994 in relation to other deposit products. Due to the deposit rate environment, the interest rate differential between certificates of deposit and passbook savings provided limited incentive for customers to reinvest in term accounts. Average rates paid on certificates of deposit decreased approximately .4% due to the decline in rates paid on new and rollover deposits. Interest on other borrowings, which primarily includes repurchase agreements, decreased $80 or 5% primarily due to the decrease in average balances outstanding of approximately $1,155 along with a decrease in the average rates paid.

Provision for Possible Loan Losses
- - ----------------------------------
     The provision for possible loan losses increased $3,557 due to the writedown of $4,000 on a collateralized commercial loan which encountered financial problems. Net charge-offs were $5,270 at September 30, 1994 as compared to $1,212 as of September 30, 1993. The reserve for possible loan loss was 1.61% of total loans as of September 30, 1994 and 1.59% as of December 31, 1993. Nonaccrual loans, renegotiated loans, in-substance foreclosures and other real estate owned decreased by $2,513 between September 30, 1994 and December 31, 1993. Total nonaccrual and renegotiated loans, in-substance foreclosures and other real estate owned totaled $9,522 or 1.3% of loans as of September 30, 1994 as compared to $12,035 or 1.6% as of December 31, 1993. The level of non-performing assets continues to be a result of the depressed commercial real estate market and the lack of economic growth in the primary market area.
     Loans past due 90 days or more have decreased to $2,326 or .3% of total loans as of September 30, 1994 from $2,550 or .3% of total loans as of December 31, 1993. Many commercial loans are in the form of demand notes and a number of these loans do not require regular principal payments. Accordingly, past due classifications might not be indicative of repayment risks.

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

Other Income
- - ------------
     Other income increased $455 or 6%. Trust fee income increased $116 primarily due to the number of new trust accounts and increases in estate settlement fees during the first nine months of 1994. Trust assets were in excess of $1 billion as of September 30, 1994. Service charges and other income increased $145 between the nine months ended September 30, 1994 and 1993 primarily due to an increase in service charges earned on deposit accounts. Net securities transaction gains increased $194 between the nine months ended September 30, 1994 and 1993.

Other Expenses
- - --------------
     Total other expenses increased $721 or 3%. Salary expense increased $702 due to normal salary adjustments, increased payroll taxes and increased cost of health insurance. Premises and equipment expense increased $68 between the nine months ended September 30, 1994 and 1993, primarily due to the increased level of depreciation associated with upgrading data processing equipment. Other operating expenses decreased $49 or 1% primarily due to internal consolidations during 1994 and 1993 which improved operational efficiencies.

Comparison of the three months ended September 30, 1994 and 1993
- - ----------------------------------------------------------------
Interest Income
- - ---------------
     Total interest income decreased $1,089 between the three month periods ending September 30, 1994 and 1993. Interest and fees on loans decreased $532 due to a decrease in average rates partially offset by an increase in the average volume of loans outstanding. Interest on investments in U.S. Treasury and Agencies decreased $407. Average balances outstanding decreased as well as average rates earned. Investment securities average balances decreased due to the lack of growth in deposits and a continued increase in loan balances. Interest on investments in states and political subdivisions increased $113 primarily due to increased outstanding average balances. Other interest income, primarily interest on federal funds sold, decreased $91 due to the decrease in the average balance outstanding.

Interest Expense
- - ----------------
     Total interest expense decreased $765 between the three month periods ended September 30, 1994 and 1993. Interest paid on deposits decreased $737 primarily due to the decrease in average rates paid on deposits as well as a decrease in the average balance outstanding of approximately $9,735. Interest on other borrowings decreased $28 for the three months ended September 30, 1994 and 1993, primarily due to the decrease in the average volume of short-term borrowings of approximately $10,322.

Provision for Possible Loan Losses
- - ----------------------------------
     The provision for possible loan losses increased $3,814 between the three months ended September 30, 1994 and 1993. The increase was due to a write down of $4,000 on one commercial loan which occurred during the third quarter of 1994.

Other Income
- - ------------
     Total other income increased by $295 primarily due to the increase in service charges and other income of $193 and trust fees of $50. Net securities transaction gains increased by $52.

Other Expenses
- - --------------
     Total other expenses increased by $434. Salaries and employee benefits increased $381 due to a normal salary adjustments, increased payroll taxes, increased cost of health insurance and employee overtime associated with internal consolidations. Other operating expenses increased $52 between the three months ended September 30, 1994 and 1993. The increase was primarily due to increased advertising associated with corporate wide deposit campaigns.

PART II - OTHER INFORMATION
- - ---------------------------
Item 1-5 - Not Applicable
- - -------------------------
Item 6 (a) - Exhibits
- - ---------------------
     (15)  Letter re unaudited interim financial information. page 17.
Item 6 (b) - Reports on Form 8-K
- - --------------------------------
     There were no reports filed on Form 8-K for the three months ended September 30, 1994.

SIGNATURE
- - ---------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WESBANCO, INC.

Date: November 10, 1994        /s/ Edward M. George
     ------------------        --------------------
                               Edward M. George
                               President and Chief Executive Officer

Date: November 10, 1994        /s/ Paul M. Limbert
     ------------------        -------------------
                               Paul M. Limbert
                               Executive Vice President and
                               Chief Financial Officer