Form 10-K
period 1994-12-31
WESBANCO INC
filed 1995-03-28
CIK 203596

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)                       FORM 10-K

 / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the Fiscal Year Ended December 31, 1994
 /  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______________ to _______________

Commission File Number  0-8467

                              WESBANCO, INC.
                              --------------
          (Exact name of Registrant as specified in its charter)

        WEST VIRGINIA                               55-0571723
        -------------                               ----------
(State or other jurisdication of     (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                           26003
  --------------------------                           -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  304-234-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

      Title of each class            Name of each Exchange on which registered
- ------------------------------     -------------------------------------------
Common Stock $2.0833 Par Value     National Association of Securities Dealers,
Redeemable Preferred Stock,          Inc.
  Series A 8% Cumulative,            None
  $1.25 Par Value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X / No /   /

The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on February 28, 1995 was approximately $188,545,487.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 28, 1995, there were 8,509,960 shares of WesBanco, Inc. Common Stock $2.0833 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of WesBanco, Inc.'s 1994 Annual Report to Shareholders - Parts II and
III
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1994) are incorporated by reference in Part III.

                         WESBANCO, INC.
                        TABLE OF CONTENTS

ITEM #      ITEM                                         PAGE(S)
- ------      ----                                         -------
            Part I
            ------
  1         Business                                         3-16

  2         Properties                                       17

  3         Legal proceedings                                17

  4         Submission of matters to a vote
                 of security holders                         N/A

            Part II
            -------
  5         Market for the registrant's common equity
                 and related stockholder matters             (A) 17

  6         Selected financial data                          (A)

  7         Management's discussion and analysis of
                 financial condition and results of
                 operations                                  (A)

  8         Financial statements and supplementary data      (A)

  9         Changes in and disagreements with accountants
                 on accounting and financial disclosure       N/A

            Part III
            --------
10          Directors and Executive officers of the
                 registrant                                   (B) 17-18

11          Executive compensation                            (B)

12          Security ownership of certain beneficial
                 owners and management                        (B)

13          Certain relationships and related transactions    (A) (B)

            Part IV
            -------
14          Exhibits, financial statement schedules and
                 reports on Form 8-K                           18-19

(A)         Pages 41-58, 70 of WesBanco, Inc.'s 1994 Annual
               Report to Stockholders are incorporated herein by reference.

(B)         Incorporated by reference to WesBanco, Inc.'s
               Proxy Statement dated March 24, 1995, for Annual
               Meeting of Stockholders to be held April 19, 1995.

            This Form contains a total of 98 pages.

PART I

Item 1.  Business
- -----------------
General
- -------
     As of December 31, 1994, the Corporation had eight banking affiliates located in Wheeling, Charleston, Elizabeth, Sissonville, Parkersburg, Kingwood, Fairmont and Bridgeport, West Virginia. The Registrant has one banking affiliate in Barnesville, Ohio. WesBanco Wheeling has ten offices, all in West Virginia, three located in Wheeling, two located in Follansbee, three in New Martinsville, one in Sistersville, and one in Wellsburg. WesBanco Elm Grove has two offices located in the Elm Grove section of Wheeling. WesBanco Kingwood has two full-service branch offices located in Masontown and Bruceton Mills. WesBanco Barnesville has five offices, two located in Barnesville and one each in Bethesda, Woodsfield and Beallsville, Ohio. WesBanco Fairmont has four offices located in Fairmont and two offices located in Morgantown. WesBanco Bridgeport has seven offices, four located in Bridgeport, two in Shinnston and one in Nutter Fort, West Virginia.
There are approximately 775 full time equivalent employees employed by all affiliates as of December 31, 1994.

     WesBanco, Inc., through its subsidiaries, conducts a general banking, commercial and trust business. Its full service banks offer a wide range of services to commercial, consumer and government bodies, including but not limited to, retail banking services, such as demand, savings and time deposits; commercial, mortgage, and consumer installment loans; credit card services through VISA and MasterCard; personal and corporate trust services; discount brokerage services; and travel services. Most affiliates are participating in local partnerships which operate banking machines in those local regions primarily under the name of MAC. The banking machines are linked to CIRRUS, a nationwide banking network.

     The Corporation has reported to its shareholders that it may engage in other activities of a financial nature authorized by the Federal Reserve Board through a subsidiary, or through acquisition of established companies.

     As of December 31, 1994, none of the affiliates were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

Competition
- -----------
     Each affiliate bank faces strong competition for local business in their respective market areas. Competition exists for new deposits, in the scope and types of services offered, and the interest rates paid on time deposits and charged on loans, and in other aspects of banking. The affiliate banks encounter substantial competition not only from other commercial banks but also from other financial institutions. Savings banks, savings and loan associations, brokerage business and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, insurance companies and other enterprises, are important competitors for various types of lending business. In addition, personal and corporate trust services and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals.

- -----------------------------
Supervision and Regulation
- --------------------------
     As a registered bank holding company, WesBanco is subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, WesBanco may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, WesBanco must obtain approval from the Federal Reserve Board.

     WesBanco's banking subsidiaries have deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), and are subject to supervision, examination, and regulation by state banking authorities and either the FDIC or the Federal Reserve Board. In addition to the impact of federal and state supervision and regulation, the banking subsidiaries of WesBanco are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

     WesBanco's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to their parent and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or to any nonbanking subsidiary are limited in amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregage 20% of any such institution's capital and surplus.
Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

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

- -----------------------------
     In 1989, the United States Congress passed comprehensive financial institutions legislation known as the Financial Institution Reform, Recovery, and Enforcement Act ("FIRREA"). FIRREA established a new principle of liability on the part of depository institutions insured by the FDIC for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or
(ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank subsidiary of WesBanco causes a loss to the FDIC, other bank subsidiaries of WesBanco could be required to compensate the FDIC by reimbursing to it the amount of such loss.

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

Dividend Restrictions
- ---------------------
     There are statutory limits on the amount of dividends WesBanco's depository institution subsidiaries can pay to their parent corporation without regulatory approval. Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

FDIC Insurance
- --------------
     The FDIC has the authority to raise the insurance premiums for institutions in the BIF to a level necessary to achieve a target reserve level of 1.25% of insured deposits within not more than 15 years. In addition, the FDIC has the authority to impose special assessments in certain circumstances. The level of deposit premiums affects the profitability of subsidiary banks and thus the potential flow of dividends to parent companies.

- -----------------------------
     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). The assessment rates under the new system range from 0.23% to 0.31% depending upon the assessment category into which the insured institution is placed. During 1994, all WesBanco banks were at the assessment rate of 0.23%.

Federal Deposit Insurance Corporation Improvement Act of 1991
- -------------------------------------------------------------
     In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

     Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     Rules adopted by the Federal banking agencies under FDICIA provide that an institution is deemed to be: "well capitalized" if the institution has a Total (Tier 1 plus Tier II) risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; "adequately capitalized" if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite
1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution; "undercapitalized" if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; "significantly undercapitalized" if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

     At December 31, 1994, WesBanco and all of its bank subsidiaries qualified as well-capitalized based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective actions rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.

- -----------------------------
     The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

     The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The Federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

     FDICIA also contains a variety of other provisions that may affect the operation of WesBanco, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Capital Requirements
- --------------------
     The risk-based capital guidelines for bank holding companies and banks adopted by the Federal banking agencies were phased in at the end of 1992. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) under the fully phased-in guidelines is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stocks, minority interests and, for bank holding companies, a limited amount of qualifying

- -----------------------------
cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the reserve for credit losses.

     In addition, the Federal Reserve Board has established minimum leverage ratio (Tier I capital to total average assets less goodwill and certain other intangibles) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3.0% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of Tier I capital, less intangibles not deducted from Tier I capital, to total assets, less all intangibles. Neither WesBanco nor any of its bank subsidiaries has been advised of any specific minimum leverage ratio applicable to it.

     As of December 31, 1994, all of WesBanco's banking subsidiaries had capital in excess of all applicable requirements.

Interstate Banking Act
- ----------------------
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (hereinafter called "Interstate Banking Act") was signed into law by President Clinton on September 29, 1994. The Act generally allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment. The Act also permits interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks or "opting-out" of interstate mergers entirely. The Act would permit banks to acquire branches of out-of-state banks by converting their office into branches of the resulting bank. The Act would also permit banks to establish and operate "de novo branches" in any state that "opts-in" to de novo branching. The Act also requires each Federal banking agency to prescribe uniform regulations, including guidelines insuring that interstate branches operated by out-of-state banks are reasonably helping to meet the credit needs of communities where they operate. WesBanco is incorporated under the laws of the State of West Virginia and the West Virginia Legislature has not yet adopted any legislation which would specifically "opt-in" or "opt-out" of any of these specific provisions of the Interstate Banking Act.

Statistical Information
- -----------------------
     Except as noted, the following statistical data averages included in Item 1 - Business were computed using daily averages for the years ended December 31, 1994, 1993 and 1992. Statistical data not included in Item 1 - Business have been omitted because they are included in the 1994 Annual Report to Shareholders, incorporated herein by reference, or are not applicable.

- -----------------------------
The effect on interest income and interest expense for the years ended December 31, 1994, 1993 and 1992, due to changes in average volume and rate from the prior year, is presented below. The average volumes and rates are shown in the 1994 Annual Report to Shareholders. The effect of a change in average volume has been determined by applying the average rate in the earlier year to the change in volume. The change in rate has been determined by applying the average volume in the earlier year to the change in rate. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each. (in thousands):

                                          1994 Compared to 1993
                                     -----------------------------
                                                           Net
                                                         Increase
                                      Volume    Rate    (Decrease)
                                      ------    ----    ----------
Loans                                $ 1,978  $ (3,068)  $(1,090)
Taxable investment securities           (354)   (1,646)   (2,000)
Non-taxable investment securities        720      (471)      249
Federal funds sold                      (335)      230      (105)
Other investments                       (721)       34      (687)
                                     -------   -------   -------
  Total interest earned                1,288    (4,921)   (3,633)
                                     -------   -------   -------

Interest bearing demand                   50      (864)     (814)
Savings deposits                         320    (1,653)   (1,333)
Certificates of deposit                 (646)     (970)   (1,616)
Federal funds purchased
  and repurchase agreements              (41)       69        28
Other borrowings                         (71)       51       (20)
                                     -------  --------   -------
  Total interest paid                   (388)   (3,367)   (3,755)
                                     -------  --------   -------

Net Interest Differential            $ 1,676  $ (1,554)  $   122
                                     -------  --------   -------

                                          1993 Compared to 1992
                                     -----------------------------
                                                           Net
                                                         Increase
                                      Volume    Rate    (Decrease)
                                      ------    ----    ----------
Loans                                $ 2,406  $ (5,078)  $(2,672)
Taxable investment securities          1,505    (3,766)   (2,261)
Non-taxable investment securities      1,289      (634)      655
Federal funds sold                    (1,234)     (341)   (1,575)
Other investments                        (57)     (203)     (260)
                                    ----------------------------
  Total interest earned                3,909   (10,022)   (6,113)
                                    ----------------------------

Interest bearing demand                  696    (2,380)   (1,684)
Savings deposits                       1,449    (2,282)     (833)
Certificates of deposit               (2,318)   (3,751)   (6,069)
Federal funds purchased
  and repurchase agreements              750      (248)      502
Other borrowings                        (392)     (223)     (615)
                                     ---------------------------
  Total interest paid                    185    (8,884)   (8,699)
                                     ---------------------------

Net Interest Differential            $ 3,724  $ (1,138)  $ 2,586
                                     ---------------------------

- -----------------------------
Investment Portfolio
- --------------------
     The maturity distribution using book value including accretion of discounts and the amortization of premiums and approximate yield of investment securities at December 31, 1994 is presented in the following table. Tax equivalent yield basis was not used. Approximate yield was calculated using a weighted average of yield to maturities (in thousands):


                                                  After One But     After Five But
                               Within One Year  Within Five Years  Within Ten Years   After Ten Years
                               ---------------  -----------------  ----------------   ---------------
                                Amount   Yield     Amount   Yield    Amount   Yield    Amount  Yield
                                ------   -----     ------   -----    ------   -----    ------  -----
Held to Maturity:

U.S. Treasury and other U.S.
  Government Agencies         $48,176   4.78%   $102,021   5.43%      ---    ---      ---      ---
States and Political
   Subdivisions                10,301   6.21      54,791   5.44    $51,671   5.15%  $5,953     6.01%
Other Investments                ---    ---         ---    ---        ---    ---     1,260(1)  5.85
                              --------------    ---------------    --------------   ---------------
Total Held to Maturity        $58,477   5.03%   $156,812   5.43%   $51,671   5.15%  $7,213     5.98%
                              --------------    ---------------    --------------   ---------------

Available for Sale: (2)

U.S. Treasury and other U.S.
  Government Agencies         $36,869   7.47%   $133,612   5.91%   $29,959   5.33%    ---      ---
Mortgage-backed Securities      1,248   6.95       4,736   6.95      1,219   7.34   $  910     7.30%
Corporate Securities              417   7.72         502   8.14       ---    ---      ---      ---
Other Investments                ---    ---        ---     ---        ---    ---       575(1)  3.51
                              --------------    ---------------    --------------   ---------------
Total Available for Sale      $38,534   7.46%   $138,850   5.96%   $31,178   5.41%  $1,485     5.83%
                              --------------    ---------------    --------------   ---------------
Total Investment Securities   $97,011   6.00%   $295,662   5.68%   $82,849   5.25%  $8,698     5.96%
                              --------------    ---------------    --------------   ---------------

(1)  Represents investments with no stated maturity date

(2) Average yields on investment securities available for sale have been calculated based on amortized cost.

- -----------------------------
Investment Portfolio (continued)
- --------------------------------
     Book values of investment securities are as follows (in thousands):

                                                     December 31,
                                           ------------------------------
                                             1994       1993       1992
                                             ----       ----       ----
Investments Held to Maturity (at cost):
  U.S. Treasury and Federal
    Agency Securities                      $150,197   $274,962   $307,957
  Obligations of states and
    political subdivisions                  122,716    121,757    104,821
  Mortgage-backed securities                  ---       11,104     11,923
  Other securities (1)                        1,260      1,721      1,824

Investments Available for Sale:
  (December 31, 1994, at market,
  December 31, 1993 and 1992,
  at lower of cost or market):
    U.S. Treasuries and Federal
      Agency Securities                     193,114     74,808     57,509
    Corporate securities                        915       ---      10,521
    Mortgage-backed securities                7,788      7,819       ---
    Other securities (2)                        888        496      3,804
                                           ------------------------------
      Total                                $476,878   $492,667   $498,359
                                           ------------------------------

(1)  Includes Federal Reserve Bank Stock and Federal Home Loan Bank securities.

(2) Includes stocks of business corporations in 1994 and 1993. Includes mutual funds and stocks of business corporations in 1992.

     There are no issues included in obligations of state and political subdivisions, other investments or investments available for sale which individually or in the aggregate exceed ten percent of shareholders' equity as of December 31, 1994.

Loan Portfolio
- --------------
     Loans outstanding are as follows (in thousands):

                                                December 31,
                             ------------------------------------------------
                               1994     1993      1992      1991      1990
                               ----     ----      ----      ----      ----
Loans:
  Commercial                 $157,855  $161,102  $165,976  $179,138  $179,852
  Real Estate--Construction    24,734    21,181    14,187     7,169     8,100
  Real Estate--Mortgage       358,540   342,173   332,365   302,771   283,279
  Installment                 241,441   228,906   203,799   203,448   182,447
                             ------------------------------------------------
    Total loans              $782,570  $753,362  $716,327  $692,526  $653,678
                             ------------------------------------------------

     Each bank within the Corporation has its own renewal policies regarding commercial and real estate-construction loans. However, real estate-construction loans are generally not renewed at any bank. Depending on the size of each institution, commercial loans above certain pre-approved dollar limits must be reviewed by the respective credit review committee or senior management prior to extension of maturity dates or rollover of the loan into a new loan. Renewals of commercial loans below specified lending limitations may be approved by the respective bank loan officer.

- -----------------------------
Loan Portfolio (continued)
- --------------------------
     The following table presents the approximate maturities of loans other than installment loans and residential mortgages for all affiliate banks as of December 31, 1994 (in thousands):

                                            After one
                           In one year     year through     After five
                             or less        five years         years
                           -----------     ------------     ----------
Commercial                   $86,718         $25,169         $ 45,968
Real estate:
  Construction                 3,332           3,280            2,751
  Other real estate            6,179          12,741           61,430
                             -------         -------         --------
    Total                    $96,229         $41,190         $110,149
                             -------         -------         --------

Fixed rates                  $41,694         $25,812         $ 28,328
Variable rates                54,535          15,378           81,821
                             -------         -------         --------
    Total                    $96,229         $41,190         $110,149
                             -------         -------         --------


     WesBanco Bank Wheeling and WesBanco Bank Elm Grove, which have approximately 42% of consolidated gross loans have a practice of originating most commercial loans and real estate construction loans on a demand basis. Most of these loans do not require formal repayment terms other than monthly interest payments. There is no significant impact on cash flows since these loans are monitored on a regular basis and principal repayments, if not made by borrowers, are requested. WesBanco banks follow lending policies which require substantial down payments along with current market appraisals on the collateral when the loans are originated. The majority of their loans are either secured by deeds of trust on real property, security agreements on personal property, insurance contracts from independent insurance companies or through the full faith and credit of government agencies.

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

- -----------------------------
Loan Portfolio (continued)
- --------------------------
     Secured loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, nonaccrual loans and other non-performing assets, are as follows (in thousands):

                                           December 31,
                           -------------------------------------------
                               1994     1993     1992     1991    1990
                               ----     ----     ----     ----    ----
Past Due 90 Days or More:
  Installment              $   944  $   857  $ 1,071  $   880  $ 1,079
  Commercial                   923      754    1,593      524      757
  Real Estate                  659      939      547    2,136    1,471
                           -------------------------------------------
                             2,526    2,550    3,211    3,540    3,307
                           -------------------------------------------
Renegotiated:
  Installment                  --       --        41        8       --
  Commercial                    23       80    3,938    4,507    5,000
  Mortgage                      81       88      108      888    2,129
                           -------------------------------------------
                               104      168    4,087    5,403    7,129
                           -------------------------------------------
Nonaccrual:
  Installment                   12      124      181      145      122
  Commercial                 3,100    7,739    3,863    5,214    7,922
  Mortgage                   1,301    1,446      779    1,791    1,406
                           -------------------------------------------
                             4,413    9,309    4,823    7,150    9,450
                           -------------------------------------------
Other Real Estate
  Owned: (Including
  in-substance
  foreclosures)              4,278    2,558    3,378    3,798      895
                           -------------------------------------------
    Total non-
      performing assets    $11,321  $14,585  $15,499  $19,891  $20,781
                           -------------------------------------------
Percentage of non-
  performing assets to
  loans outstanding           1.5%     2.0%     2.2%     2.9%     3.2%
                           -------------------------------------------

     During 1994, nonaccrual loans decreased by $4,896,000 to $4,413,000 as of December 31, 1994 from $9,309,000 as of December 31, 1993. The decline was primarily due to a commercial real estate loan which had a balance of approximately $3,823,000 as of December 31, 1993 being taken off of nonaccrual status. Other real estate owned increased to $4,278,000 as of December 31, 1994 from $2,558,000 as of December 31,
1993. The increase in other real estate owned was due to a commercial loan totaling $2,659,000 being classified as an in-substance foreclosure.

- -----------------------------
Loan Portfolio (continued)
- --------------------------
     During 1993, nonaccrual loans increased by $4,486,000 to $9,309,000, however, during the same time period, renegotiated loans declined by $3,919,000 to $168,000. The increase in nonaccrual loans was primarily due to a reclassification of a renegotiated loan totaling $3,823,000 to nonaccrual status during 1993. A commercial loan totaling $1,216,000 was also placed on nonaccrual status during 1993. All nonaccrual loans are secured by collateral believed to have adequate market values to protect the Corporation from significant losses. Nonaccrual and renegotiated loans declined $3,643,000 during 1992 primarily due to one customer's improvement of operations and increased debt service ability justifying a renewed extension of credit at market terms and conditions. The decrease in nonaccrual loans of $2,300,000 during 1991 was primarily due to the transfer of three commercial loans into the in-substance foreclosure category. Other real estate remained fairly level from 1991 through 1993. At December 31, 1990, other real estate owned was at a lower level due to the sale of property held as other real estate during 1990. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

     Summary of Loan Loss Experience
     -------------------------------
     The historical relationship between average loans, loan losses and recoveries and the provision for possible loan losses is presented in the following table (in thousands):


                                      1994     1993     1992     1991     1990
                                      ----     ----     ----     ----     ----
Beginning balance -
  Reserve for possible loan losses   $11,851  $10,638  $ 9,794  $ 9,120   $7,813
  Reserve for purchased affiliate      ---      ---         62    ---        518
Loans charged off:
  Commercial                           4,521    1,187    1,785    1,413    1,288
  Real Estate - Construction           ---      ---      ---      ---          5
  Real Estate - Mortgage                 524      183      266      242      252
  Installment                            995    1,255    1,217    1,120      776
                                     -------------------------------------------
    Total loans charged off            6,040    2,625    3,268    2,775    2,321
                                     -------------------------------------------
Recovery of previously charged off:
  Commercial                             171      184      436      114      480
  Real Estate - Construction           ---      ---      ---          2    ---
  Real Estate - Mortgage                  25       36       38      143       72
  Installment                            255      389      297      227      190
                                     -------------------------------------------
    Total recoveries                     451      609      771      486      742
                                     -------------------------------------------
    Net loans charged off              5,589    2,016    2,497    2,289    1,579
                                     -------------------------------------------
Additions to reserve charged to
  operating expense                    6,055    3,229    3,279    2,963    2,368
                                     -------------------------------------------
Ending balance -
  Reserve for possible loan losses   $12,317  $11,851  $10,638  $ 9,794  $ 9,120
                                     -------------------------------------------
Ratio of net loans charged off to
  average loans outstanding for
  the period                            .76%     .28%     .36%     .35%     .27%
                                     -------------------------------------------
Ratio of the reserve for possible
  loan losses to loans outstanding
  at the end of the period             1.59%    1.59%    1.50%    1.43%    1.41%
                                     -------------------------------------------

- -----------------------------
     The amount charged to earnings is based on periodic management evaluation of the loan portfolio as well as prevailing and anticipated economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.

Allocation of the Reserve for Possible Loan Losses
- --------------------------------------------------
     Management of the banks did not allocate the reserve for possible loan losses by loan classification prior to December 31, 1991. The following represents the allocation of the reserve for possible loan losses (dollars in thousands):

                                                       December 31,
                              -------------------------------------------------------
                                  1994          1993          1992          1991
                              ------------  ------------  ------------  -------------
                                      % of          % of          % of           % of
                              Amount Loans  Amount Loans  Amount Loans  Amount  Loans
                              ------ -----  ------ -----  ------ -----  ------  -----
Specific Reserves:
  Commercial and Unallocated  $10,129  20%  $10,068  21%  $ 8,424   23%  $8,075   26%
  Real Estate-Construction      ---     3     ---     3     ---      2     ---     1
  Real Estate-Mortgage            691  46       573  45       870   46      776   44
  Installment                   1,497  31     1,210  31     1,344   29      943   29
                              ------------------------------------------------------
    Total                     $12,317 100%  $11,851 100%  $10,638  100%  $9,794  100%
                              ------------------------------------------------------

  WesBanco has allocated the reserve for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience.

     Management deems the reserve for loan losses at December 31, 1994 to be adequate.

Risk Elements
- -------------
     The Corporation has historically maintained a reserve for possible loan losses which is greater than actual charge-offs. Charge-offs for the year 1995 are anticipated to be within the historical ranges as detailed in the summary of loan loss experience.

     Management maintains loan quality through monthly reviews of past due loans, and a quarterly review of significant loans which are considered by affiliate bank personnel to be potential problem loans. Periodic reviews of other significant loans are completed by personnel independent of the loan function.

     There are no significant loans made to customers outside the general market area of each affiliate bank. At times, in order to maintain loan volumes, loans are purchased from correspondent banks. These loans aggregate less than $9,000,000 as of December 31, 1994.

- -----------------------------
       Each bank within the Corporation follows its usual loan analysis procedures before a determination is made to purchase this type of loan.

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

Short-Term Borrowings
- ---------------------
     Securities sold under agreement to repurchase have maturities which range between one day and one year. The following table presents short-term liabilities for the years ended December 31 (dollars in thousands):

                                           1994     1993     1992
                                           ----     ----     ----
   Securities sold under agreement
     to repurchase:
   Outstanding at year end               $66,286   $49,996   $43,796
   Average daily outstanding              51,068    52,331    44,774
   Maximum outstanding at any month end   66,286    65,587    48,559
   Average interest rate:
     During year                           3.47%     3.26%     3.85%
     At year end                           4.37%     3.13%     3.63%


Return on Equity and Assets
- ---------------------------
     The following financial ratios are presented:

                                             1994     1993     1992
                                             ----     ----     ----
   Net income to:
     Average total assets                    1.17%    1.34%    1.22%
     Average shareholders' equity            9.99%   11.70%   11.13%
     Average shareholders' equity and
       redeemable preferred stock            9.88%   11.56%   10.99%
   Dividend payout percentage
     (cash dividends, including those of
     pooled banks, divided by net income)   47.07%   36.83%   36.72%

   Equity to assets (average equity
     divided by average assets)             11.72%   11.43%   10.98%
   Equity and redeemable preferred
     stock to assets (average equity)
     and redeemable preferred stock
     divided by average assets)             11.86%   11.57%   11.12%


Item 2.  Properties
- -------------------
     The Registrant's affiliates own their respective banking offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective West Virginia bank offices are located in downtown Wheeling, Follansbee, Wellsburg, New Martinsville, Sistersville, Elizabeth, Charleston, Sissonville, Parkersburg, Kingwood, Fairmont, Shinnston, Bridgeport and Masontown. The Ohio bank offices are located in Barnesville, Bethesda, Woodsfield and Beallsville. Consolidated investment in net bank premises and equipment at December 31, 1994 was $21,874,000.

     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Wheeling. The building contains approximately 100,000 square feet.

Item 3.  Legal Proceedings
- --------------------------
     WesBanco, Inc. and its affiliates are involved in various legal proceedings presently pending which are incidental to the business of banking in which they are engaged. These proceedings are pending in various jurisdictions in which WesBanco, Inc. and its subsidiaries are engaged in business. Based on the information which is available to WesBanco, Inc. as of the date hereof which has been developed in such proceedings, WesBanco, Inc. does not believe that any of such proceedings involving claims for damages expose it to a material liability for WesBanco and its subsidiaries on a consolidated basis.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
- --------------------------------------------------------------
Shareholder Matters
- -------------------

     (a)  Approximate Number of Security Holders
     -------------------------------------------
     Set forth below is the approximate number of holders of record of the Registrant's equity securities as of February 28, 1995.

             Title of Class                   Number
             --------------                   ------
       Common Stock ($2.0833 Par Value)       3,936

     The number of holders listed above does not include WesBanco, Inc. employees who have had stock allocated to them through the Employee Stock Ownership Plan. All WesBanco employees who meet the eligibility requirements of the ESOP are included in the Plan.

                            PART III

Item 10.  Executive Officers of the Corporation
- ------------------------------------------------


Name                     Age        Position
- ----                     ---        --------
James C. Gardill         48    Chairman of the Board
Robert H. Martin         61    Vice Chairman
Edward M. George         58    President and Chief Executive Officer
Paul M. Limbert          47    Executive Vice President and
                                 Chief Financial Officer
Dennis P. Yaeger         44    Executive Vice President and
                                 Chief Operating Officer
John W. Moore, Jr.       46    Senior Vice President-Human Resources
Jerome B. Schmitt        45    Senior Vice President-Investments


Part III
- --------
Item 10.  Executive Officers of the Registrant (continued)
- ----------------------------------------------------------

Larry L. Dawson          48    Vice President
Jerry A. Halverson       58    Vice President
Albert A. Pietz, Jr.     62    Vice President and Compliance Officer
Edward G. Sloane         56    Vice President-Data Processing


     Mr. Martin was appointed Vice Chairman of the Corporation on February 28, 1994. Prior to that time, Mr. Martin was Chairman of the Board of First Fidelity Bancorp, Inc. since 1986.

     Each of the remaining officers listed above have been an Executive Officer of the Corporation or one of its subsidiaries during the past five years.

                                PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
- -------------------------------------------------------------------------
     (a)  Certain documents filed as part of the Form 10-K
     -----------------------------------------------------
     (1)   Financial statements of consolidated subsidiaries         Page(s)
                engaged in the business referred to in Rule 3-05     -------
                of Regulation S-X have been omitted since they are not individually or in the aggregate required pursuant to such Rule.

                Consolidated Balance Sheet as of December 31,         41
                1994 and 1993.

                Consolidated Statements of Income for the years       42
                ended December 31, 1994, 1993 and 1992.

                Consolidated Statements of Changes in Shareholders'   43
                Equity for the years ended December 31, 1994, 1993 and 1992.

                Consolidated Statement of Cash Flows for the years    44
                ended December 31, 1994, 1993 and 1993.

                Notes to Consolidated Financial Statements            45-57

                Report of Independent Accountants - Price             21
                Waterhouse, LLP

                Report of Independent Accountants - Ernst &           22
                Young, LLP


     (b)  Reports on Form 8-K
     ------------------------
     No reports on Form 8-K were filed for the three months ended
December 31, 1994.

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
- -------------------------------------------------------------------------
(continued)
- -----------
     (c)  Exhibits required by Item 601 of Regulation S-K.
     -----------------------------------------------------


Exhibit     Title                                                       Page(s)
- -------     -----                                                       -------
 3.1     Articles of Incorporation of WesBanco, Inc. (2)(3)                *

 3.2     Amended Bylaws of WesBanco, Inc. (1)                              *

 4       Specimen Certificate of WesBanco, Inc. Common Stock (2)           *

 4.1     Specimen Certificate of WesBanco, Inc. Cumulative
         Preferred Stock (3)                                               *

10.1     Amended WesBanco, Inc. Director's Deferred Compensation        23-29
         Agreement

10.2     Amended WesBanco Employment Agreement                          30-34

12       Computation of Earnings to Combined Fixed Charges and
         and Preferred Stock Dividends                                  35

13       1994 Annual Report to Shareholders                             36-71
         The Financial Statements, together with the report thereon of Price Waterhouse, LLP dated January 19, 1995, appearing on page 21, the Consolidated Summary of Operations and Manage-
         ment Discussion and Analysis appearing on page 23 of the
         accompanying 1994 Annual Report to Shareholders are incor-
         porated by reference in the Form 10-K Annual Report.  With the exception of the aforementioned information, the 1994
         Annual Report is not to be deemed filed as part of this
         report.  Financial statement schedules not included in
         this Form 10-K Annual Report have been omitted because
         they are not applicable or the required information is
         shown in the Financial Statements or notes thereto.

21       Subsidiaries of WesBanco (4)                                      *

22       Proxy Statement for the Annual Shareholders' meeting
         held April 19, 1995                                            72-95

24       Power of Attorney                                              96-98

99.1     Accountants Report dated January 19, 1995 on WesBanco,
         Inc. Financial Statements for the three years ended
         December 31, 1994                                              21

99.2     Accountants Report dated February 16, 1994 on First
         Fidelity Bancorp, Inc.  Financial statements for the
         years ended December 31, 1993 and 1992                         22


*  Not Applicable

(1) This exhibit is being incorporated by reference with respect to a prior Quarterly Report Form 10-Q filed by the Registrant on Form 10-Q dated March 31, 1994 which was filed with the Securities & Exchange Commission on May 11, 1994.

(2) These exhibits are being incorporated by reference with respect to a prior Annual Report Form 10-K filed by the Registrant on Form 10-K dated December 31, 1988 which was filed with the Securities & Exchange Commission on March 30, 1989.

(3) These exhibits are being incorporated by reference with respect to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 33-72228 as Exhibit Numbers 3.1 and 4.2, which was filed with the Securities & Exchange Commission on January 11, 1994.

(4)  Included in 1994 Annual Report to Shareholders.

                              SIGNATURES

     Pursuant to the Requirements of Section 13 of 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly
authorized, on March   , 1995.

                             WESBANCO, INC.

                             By: /s/ EdWard M. George
                                ----------------------------------------
                                 Edward M. George
                                 President and Chief Executive Officer


                             By: /s/ Paul M. Limbert
                                ----------------------------------------
                                 Paul M. Limbert
                                 Executive Vice President and Chief
                                 Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 27, 1995.


                             By: /s/ James C. Gardill
                                ----------------------------------------
                                 James C. Gardill
                                 Chairman of the Board and Director

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

Frank K. Abruzzino
Gilbert S. Bachmann
Charles J. Bradfield
Ray A. Byrd
H. Thomas Corrie
Christopher V. Criss
Stephen F. Decker
James D. Entress, D.M.D.
Roland L. Hobbs
Edward M. George                 By: /s/ James C. Gardill
Walter W. Knauss, Jr.               -----------------------------------
Eric Nelson
John J. Paull
Patrick L. Schulte
Melvin C. Snyder, Jr.
Carter W. Strauss
Thomas L. Thomas, M.D.
John A. Welty
William E. Witschey