Form 10-Q
period 1995-03-31
WESBANCO INC
filed 1995-05-11
CIK 203596

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q



(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

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


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at April 28, 1995, 8,504,963 shares.


                              1 of 16

PART 1 - FINANCIAL INFORMATION
- ------------------------------
     Consolidated Balance Sheets at March 31, 1995 (unaudited) and December 31, 1994, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 (unaudited) are set forth on the following pages. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of what results will be for the entire year. For further information, refer to the Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended
December 31, 1994.
     Earnings per share was computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period. Preferred stock dividends are cumulative and are payable quarterly at an annual rate of $15.20 per share. Conversion of the preferred stock to common stock, in accordance with the conversion requirements, would increase outstanding common shares by approximately 113,443 shares. The fully dilutive effect of preferred stock is less than 3%.

                            WESBANCO, INC.
                     CONSOLIDATED BALANCE SHEET
                       (dollars in thousands)

                                          March 31,         December 31,
                                            1995               1994*
                                         ------------       ------------
                                          (unaudited)
     ASSETS

Cash and due from banks                   $   45,357        $   47,643
Due from banks - interest bearing                297               297
Federal funds sold                            23,500            17,370
Investment securities (Note 1)               444,873           476,878
Loans-net (Notes 2 and 3)                    773,360           764,801
Bank premises and equipment - net             22,270            21,874
Accrued interest receivable                   11,332            11,347
Other assets                                  10,516            10,758
                                          ----------        ----------
     TOTAL ASSETS                         $1,331,505        $1,350,968
                                          ----------        ----------
     LIABILITIES

Deposits:
  Non-interest bearing demand             $  123,478        $  130,739
  Interest bearing demand                    253,233           263,717
  Savings deposits                           286,620           296,961
  Certificates of deposit                    437,283           417,802
                                          ----------        ----------
    Total deposits                         1,100,614         1,109,219
                                          ----------        ----------
Federal funds purchased and repurchase
  agreements                                  49,637            65,750
Short-term borrowings                          2,403             4,444
Dividends payable                              1,957             1,872
Accrued interest payable                       5,259             5,360
Other liabilities                              8,376             5,833
                                          ----------        ----------
     TOTAL LIABILITIES                     1,168,246         1,192,478
                                          ----------        ----------
Redeemable Preferred Stock (Series A,
  8% Cumulative, $1.25 par value, 10,000
  shares issued; 9,925 shares
  outstanding)                                 1,868             1,860
     SHAREHOLDERS' EQUITY

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding         ---               ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                     18,087            18,087
Capital surplus                               26,968            26,968
Market value adjustment on investments
  available for sale - net of tax effect      (2,012)           (4,482)
Retained earnings                            124,295           121,641
Less: Treasury stock at cost (174,141
      and 172,145 shares, respectively)       (4,786)           (4,735)
                                          ----------        ----------
                                             162,552           157,479
Deferred benefits for employees and
  directors                                   (1,161)            (849)
                                          ----------        ----------
    TOTAL SHAREHOLDERS' EQUITY               161,391           156,630
                                          ----------        ----------
    TOTAL LIABILITIES, REDEEMABLE
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY                                $1,331,505        $1,350,968
                                          ----------        ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
* Certain amounts in loans and other assets have been reclassified under FAS No. 114 for comparative purposes.

                             WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
          (in thousands, except share and per share amounts)

                                             For the three months
                                                ended March 31,
                                          ----------------------------
                                            1995              1994
                                          ----------        ----------
INTEREST INCOME:
  Interest and fees on loans              $   16,704        $   15,238
  Interest on investment securities            6,610             7,068
  Other interest income                          298               251
                                          ----------        ----------
    Total interest income                     23,612            22,557
                                          ----------        ----------
INTEREST EXPENSE:
  Interest on deposits                         9,137             8,251
  Interest on other borrowings                   746               433
                                          ----------        ----------
    Total interest expense                     9,883             8,684
                                          ----------        ----------
    NET INTEREST INCOME                       13,729            13,873

Provision for possible loan losses               377               706
                                          ----------        ----------
    NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                  13,352            13,167
                                          ----------        ----------
OTHER INCOME:
  Trust fees                                   1,295             1,257
  Service charges and other income             1,459             1,465
  Net securities transaction gains               106               143
                                          ----------        ----------
    Total other income                         2,860             2,865
                                          ----------        ----------
OTHER EXPENSES:
  Salaries, wages and fringe benefits          5,284             5,176
  Premises and equipment - net                 1,173             1,174
  Other operating                              3,134             3,165
                                          ----------        ----------
    Total other expenses                       9,591             9,515
                                          ----------        ----------
Income before provision for income taxes       6,621             6,517
  Provision for income taxes (Note 4)          1,963             1,881
                                          ----------        ----------
    NET INCOME                            $    4,658        $    4,636
                                          ----------        ----------
Preferred stock dividends and discount
  accretion                               $       46        $       46
                                          ----------        ----------
Net income available to common
  shareholders                            $    4,612        $    4,590
                                          ----------        ----------
Earnings per share of common stock        $      .54        $      .53
                                          ----------        ----------
Average outstanding shares of common
  stock                                    8,509,521         8,645,934
                                          ----------        ----------
Dividends declared per share of common
  stock                                   $      .23        $      .21
                                          ----------        ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            WESBANCO, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)
                            (in thousands)

                                          For the three months ended
                                                  March 31,
                                          --------------------------
                                            1995              1994
                                          --------          --------
Total Shareholders' Equity
Balance, beginning of period              $156,630          $157,516
                                          --------          --------
Net Income                                   4,658             4,636

Cash dividends:
  Common                                    (1,957)           (1,821)
  Preferred                                    (38)              (38)

Accretion of preferred stock                    (8)               (8)

Net sale (purchase) of treasury shares         (51)                4

Change in market value adjustment on
  investments available for sale-net of
  tax effect                                 2,470               632

Change in deferred benefits for employees
   and directors                              (312)              ---
                                          --------          --------
Net change in Shareholders' Equity           4,762             3,405
                                          --------          --------
Total Shareholders' Equity
Balance, end of period                    $161,392          $160,921
                                          --------          --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            WESBANCO, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited) (in thousands)

                                               For the three months ended
                                                       March 31,
                                               --------------------------
                                                 1995         1994*
                                               --------     -------
Cash flows from operating activities:

Net income                                     $  4,658     $ 4,636
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                    489         494
    Provision for possible loan losses              377         706
    Net amortization and accretion                  956       1,384
    Gain on sales of investment securities         (106)       (143)
    Deferred income taxes                          (119)       (136)
    Other - net                                       7         ---
    Increase or decrease in assets and
      liabilities:
        Interest receivable                          15        (459)
        Other assets                             (1,419)     (1,130)
        Interest payable                           (101)       (856)
        Other liabilities                         2,244       2,141
                                               --------    --------
Net cash provided by operating activities         7,001       6,637
                                               --------    --------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                     (3,234)    (39,684)
      Proceeds from maturities and calls         17,977       9,774
    Investment securities available for sale:
      Payments for purchases                        ---     (24,326)
      Proceeds from sales                        12,307      16,535
      Proceeds from maturities, calls
        and prepayments                           8,142      27,525
    Net (increase) decrease in loans             (8,927)      4,893
    Purchases of premises and equipment-net        (703)       (298)
                                               --------    --------
Net cash provided (used) by investing
  activities                                     25,562      (5,581)
                                               --------    --------
Financing activities:
    Net increase (decrease)
      in certificates of deposit                 19,481      (1,524)
    Net increase (decrease) in demand and
      savings accounts                          (28,086)      2,847
    Decrease in federal funds purchased
      and repurchase agreements                 (16,113)     (1,249)
    Decrease in short-term borrowings            (2,041)     (4,535)
Dividends paid                                   (1,909)     (1,354)
    Other                                           (51)          2
                                               --------    --------
Net cash used by financing activities           (28,719)     (5,813)
                                               --------    --------
Net increase (decrease) in cash and cash
  equivalents                                     3,844      (4,757)

Cash and cash equivalents at beginning of year   65,013      76,656
                                               --------     -------
Cash and cash equivalents at end of period     $ 68,857     $71,899
                                               --------     -------

For the three months ended March 31, 1995 and 1994, WesBanco paid $9,985 and $9,540 in interest on deposits and other borrowings and $30 and $130 for income taxes, respectively.

* Certain amounts in loans and other assets have been reclassified under FAS No. 114 for comparative purposes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            WESBANCO, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (in thousands)

NOTE 1 - INVESTMENT SECURITIES
- ------------------------------

                                               March 31,    December 31,
                                                 1995           1994
                                               ---------    ------------
Securities:
Investments Held to Maturity (at cost):
    U.S. Treasury and Federal
      Agency Securities                        $136,716     $150,197
    Obligations of States and
      political subdivisions                    120,869      122,716
    Other debt securities                         1,358        1,260

Investments Available for Sale (at market):
    U.S. Treasuries and Federal
      Agency Securities                         176,554      193,114
    U.S. Corporate Securities                       930          915
    Mortgage-backed securities                    7,658        7,788
    Other debt securities                           788          888
                                               --------     --------
      Total                                    $444,873     $476,878
                                               --------     --------

NOTE 2 - LOANS:
- --------------

                                                March 31,   December 31,
                                                  1995         1994*
                                               ----------   ------------
Loans:
    Commercial                                 $164,257     $161,521
    Real Estate-Construction                     23,793       24,734
    Real Estate-Mortgage                        364,985      358,540
    Installment                                 242,889      241,441
                                               --------     --------
                                                795,924      786,236
                                               --------     --------
Deduct:
    Unearned income                              (9,974)      (9,118)
    Reserve for possible loan losses
      (Note 3)                                  (12,590)     (12,317)
                                               --------     --------
                                                (22,564)     (21,435)
                                               --------     --------
      Total                                    $773,360     $764,801
                                               --------     --------

*  Loans have been reclassified under FAS No. 114 for comparative purposes.

NOTE 3 - RESERVE FOR POSSIBLE LOAN LOSSES:
- -----------------------------------------

                                               For the three months
                                                 ended March 31,
                                               --------------------
                                                1995         1994
                                               -------      -------
Balance at beginning of period                 $12,317      $11,851

Recoveries credited to reserve                     230          176

Provision for possible loan losses                 377          706

Losses charged to reserve                         (334)        (737)
                                               -------      -------
Balance at end of period                       $12,590      $11,996
                                               -------      -------

     As of January 1, 1995, the Corporation adopted Financial Accounting Standard "FAS" No. 114 (as amended by FAS No. 118), "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 portion of the reserve for possible loan losses related to loans that are identified for evaluation in accordance with FAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
     The reserve for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans which may be susceptible to significant change.
     At March 31, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $11,230 (of which $6,134 were on a nonaccrual basis). Included in this amount is $3,575 of impaired loans for which the related reserve for possible loan losses is $234 and $7,655 of impaired loans that as a result of writedowns do not require an allowance for credit losses. The average recorded investment in impaired loans during the period ended March 31, 1995 was approximately $11,517. For the period ended March 31, 1995, the interest income recognized on impaired loans does not have a material effect on the results of operations.

     Foreclosed assets are comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with the provisions of FAS No. 114, a loan is classified as an in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Corporation had not taken possession of the collateral have been reclassified from other assets to the loan category for 1995 and 1994. The reclassification did not significantly impact the Corporation's financial condition.

NOTE 4 - INCOME TAXES
- ---------------------
     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                              For the three months
                                                ended March 31,
                                             ---------------------------
                                                 1995          1994
                                             ------------   ------------
Federal statutory tax rate                   $2,317   35%   $2,281   35%
Tax-exempt interest income from
  securities of states and
  political subdivisions                       (571)  (9)     (588)  (9)
State income tax - net of
  federal tax effect                            185    3       175    3
All other - net                                  32    1        13    0
                                             ------------   ------------
Effective tax rates                          $1,963   30%   $1,881   29%
                                             ------------   ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS (Dollars in thousands)
- ----------

Financial Condition
- -------------------
     Total assets of WesBanco as of March 31, 1995 were $1,331,505 as compared to $1,350,968 as of December 31, 1994.
     Investment securities declined by $32,005 between March 31, 1995 and December 31, 1994. Of the decline, approximately $26,119 was due to maturities, calls and prepayments of investment securities while approximately $12,307 was due to sales. The proceeds were partially used to fund loan growth and provide for an increased federal funds sold balance.

     The market value adjustments resulting from FAS No. 115 reflected unrealized net losses before tax effect on available for sale securities of $3,295 and $7,342 as of March 31, 1995 and December 31, 1994, respectively. The unrealized net losses represent temporary market value fluctuations which may change depending upon general changes in market rates.
     Net loans increased $8,559 between March 31 1995 and December 31, 1994. The loan growth can be attributed primarily to an increase in real estate loans of approximately $5,504 due to loans made for commercial real estate projects during the first quarter of 1995. Commercial loans increased approximately $2,736 and installment loans increased $1,448 between March 31, 1995 and December 31, 1994.
     Total deposits declined $8,605 between March 31, 1995 and December 31, 1994. The lack of growth in the deposit area is due to the general economic conditions and competition from nonbank products.

Comparison of the three months ended March 31, 1995 and 1994
- ------------------------------------------------------------
Earnings Summary
- ----------------
     Net income for the three months ended March 31, 1995 was $4,658, a 1% increase over the same period in 1994. Earnings per share of common stock for the three months ended March 31, 1995 and 1994 were $.54 and $.53 respectively. Net income increased slightly due to a decrease in the provision for possible loan losses, cost control efforts and an increase in trust fees for the three months ended March 31, 1995 as compared to the same period during 1994.
     Return on average assets (ROA) was 1.40% and 1.38% for the three months ended March 31, 1995 and 1994, respectively. Return on average equity (ROE) was 11.72% compared to 11.65% for the three months ended March 31, 1995 and 1994, respectively.
     Current period loan and deposit interest rates are generally above levels noted in the previous comparative period. During the first three months of 1995, most banks' primary lending rates were at 9.0% and the rates for the first three months of 1994 were between 6.0% and 6.25%. The continued repricing of interest earning assets caused the average yield on WesBanco's interest earning assets to increase to 7.5% during the first three months of 1995 from 7.2% during the first three months of 1994. Increases in deposit rates paid on interest bearing liabilities caused an increase in average rates paid to 3.8% during the first three months of 1995 from 3.3% during the first three months of 1994. Net tax equivalent interest income expressed as a percentage of average earning assets remained stable at 4.7% for the three months ended March 31, 1995 and 1994.

Interest Income
- ---------------
     Total interest income increased $1,055 or 5% between the three month periods ended March 31, 1995 and 1994. Interest and fees on loans increased $1,466 or 10% primarily due to both an increase in the average rates earned and the average balance of loans outstanding. Average rates earned on loans increased by approximately .4% and average balances of loans increased by approximately $34,083,000. Interest on investments in U.S. Treasury and Agencies decreased $456 or 9%. The decline was due to a decrease in the average outstanding balance of approximately $26,472, along with a decrease in the average yield of .1% between the three months ending March 31, 1995 and 1994. Interest earned on investments in states and political subdivisions decreased $47 or 3%. Decreases in the average balance of this type of investment, approximating $1,921 were offset by an increase in the average yield of approximately .1%. Other interest income, comprised primarily of interest on federal funds sold, increased $47 or 19%. The increase was due to average rates earned which increased by approximately 2.6%, offset by a decrease in the average balance of approximately $11,006.

Interest Expense
- ----------------
     Total interest expense increased $1,199 or 14% between the three month period ended March 31, 1995 and 1994. During the period, average rates paid on all deposits increased by approximately .4% and was partially offset by a decrease in average total deposits of approximately $16,642. The decrease in average deposits was due to the lack of general economic growth and competition from nonbank products. Interest expense on interest-bearing demand deposits increased $55 or 3% primarily due to the increase in the average rates paid of .3% partially offset by a decrease in average balances. The interest rates paid on NOW and Money Market accounts was 2.5% during the first quarter of 1995 and 1994. Traditional savings account interest expense decreased $85 or 4% due to a decrease in average balances of approximately $27,271 offset by an increase in the average rates paid by .1%. Certificates of deposit interest expense increased $916 or 21% due to an increase in the average balances of $28,071 combined with an increase in the average rates paid of .6%. The increase in the average balance of certificates of deposit was due to the shift from non-term deposits to higher yielding deposits. Interest on other borrowings, which primarily includes repurchase agreements, increased $313 or 73% primarily due to the increase in average rates paid on repurchase agreements of 3.0% offset by a decrease in the average balances outstanding of approximately $5,674. Rates paid on repurchase agreements closely follow rates earned in the federal funds market.

Provision for Possible Loan Losses
- ----------------------------------
     The provision for possible loan losses decreased due to the decline in net charge-offs and due to management's evaluation of the loan portfolio in the current business environment. Net charge-offs decreased to $104 as of March 31, 1995 from $561 as of March 31, 1994. The reserve for possible loan losses was 1.60% of total loans as of March 31, 1995 and 1.59% as of December 31, 1994. Nonaccrual loans, renegotiated loans, in-substance foreclosures and other real estate owned decreased by $1,764 between March 31, 1995 and December 31, 1994. Total nonaccrual and renegotiated loans, in-substance foreclosures and other real estate owned totaled $7,031 or .9% of loans as of March 31, 1995 as compared to $8,795 or 1.2% as of December 31, 1994. In conjunction with a regulatory examination, a commercial mortgage loan totaling $3,493,000 was placed on non-accrual status during April, 1995.

     Loans past due 90 days or more have decreased to $2,162 or .3% of total loans as of March 31, 1995 from $2,526 or.3% of total loans as of December 31, 1994. Many commercial loans are in the form of demand notes and a number of these loans do not require principal payments so that past due classifications might not be indicative of repayment risks.
     Lending by WesBanco banks is guided by lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from out of the primary market areas as described by uniform interagency definition of an "HLT" for supervisory purposes, jointly issued by the Federal Reserve Bank, the Comptroller of Currency and the Federal Deposit Insurance Corporation.

Other Income
- ------------
     Other income decreased $5 or less than 1%. Trust fee income increased $38 primarily due to increases in estate settlement fees during the first three months of 1995. Trust assets remain in excess of $1 billion as of March 31, 1995. Service charges and other income decreased $6 between the three months ended March 31, 1995 and 1994 primarily due to the decline in income from nonbanking activities. Net securities transaction gains decreased $37 between the three months ended March 31, 1995 and 1994.

Other Expenses
- --------------
     Total other expenses increased $76 or 1%. Salary expense increased $108 due to normal salary adjustments, increased payroll taxes and increased post-employment benefits for First Fidelity employees. Other operating expenses decreased $31 or 1% due to internal consolidations during 1995 and 1994 which are improving operational efficiencies.

Other Matters
- -------------
     A deferred compensation plan ("the Plan") for Directors of the Corporation and its subsidiaries was modified in the first quarter of 1995. Any Director may elect, at specified times, to participate in the Plan.
Each Director who elects to participate in the Plan will have an account established in which the director fees will be credited as they become payable. Directors may elect to designate that all or part of such account be deemed to be invested in WesBanco common stock or in a subsidiary bank interest bearing account. Approximately $312,000 in existing deferred account balances was invested in WesBanco common stock as of March 31, 1995, at the election of the participating Directors. The balances invested in common stock are classified as a deduction from Shareholders' Equity.
     On January 1, 1995, WesBanco implemented a self-insurance medical plan available to all employees at their option. Premiums are paid by both employees and WesBanco into a trust account being administered by a subsidiary bank. As claims become due, payment is made from the trust. WesBanco pays a monthly premium, as determined by an independent actuary, which includes reinsurance to limit its liability in providing medical coverage through the self-insurance plan. Expenses for the self-insurance plan approximate premiums paid into the trust account for the period ending March 31, 1995.

PART II - OTHER INFORMATION
- ---------------------------
Item 1-3 - Not Applicable
- -------------------------
Item 4 - Results of Votes of Security Holders
- ---------------------------------------------
     On April 19, 1995, the Annual Meeting of the shareholders of WesBanco, Inc. was held. All nominees for directors listed in the proxy statement dated March 24, 1995, were elected. There was no solicitation in opposition to management's nominees as listed in the proxy statement.
Item 5 - Not Applicable
- -----------------------
Item 6 (a) - Exhibits
- ---------------------
    (15)  Letter re unaudited interim financial information. page 16.
Item 6 (b) - Reports on Form 8-K
- --------------------------------
     There were no reports filed on Form 8-K for the three months ended March 31, 1995.

SIGNATURE
- ---------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESBANCO, INC.

Date:  May 11, 1995           /s/ Edward M. George
       -----------------      --------------------
                              Edward M. George
                              President and Chief Executive Officer



Date:  May 11, 1995           /s/ Paul M. Limbert
       -----------------      --------------------
                              Paul M. Limbert
                              Executive Vice President and
                              Chief Financial Officer