Form 10-Q/A
period 1995-03-31
WESBANCO INC
filed 1995-05-16
CIK 203596

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10-Q/A

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

                              1 of 3

[DESCRIPTION]     WESBANCO 10-Q/A

PART II - OTHER INFORMATION
- ---------------------------
Item 6 (a) - Exhibits
- ---------------------
     (27)  Financial Data Schedule required by Article 9 of Regulation
S-X.

[DESCRIPTION]     WESBANCO 10-Q/A

SIGNATURE
- ---------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESBANCO, INC.

Date:  May 16, 1995           /s/ Edward M. George
       -----------------      ----------------------
                              Edward M. George
                              President and Chief Executive Officer



Date:  May 16, 1995           /s/ Paul M. Limbert
       -----------------      ----------------------
                              Paul M. Limbert
                              Executive Vice President and
                              Chief Financial Officer