Form 10-Q
period 1995-06-30
WESBANCO INC
filed 1995-08-11
CIK 203596

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q



(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at July 31, 1995, 8,442,610 shares.

                                     1 of 18

PART 1 - FINANCIAL INFORMATION
- ------------------------------
     Consolidated Balance Sheets at June 30, 1995 (unaudited) and December 31, 1994, Consolidated Statements of Income,
Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six months ended
June 30, 1995 and 1994 (unaudited) are set forth on the following pages. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of what results will be for the entire year. For further information, refer to the Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.
     Earnings per share was computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period. Preferred stock dividends are cumulative and are payable quarterly at an annual rate of $15.20 per share. Conversion of the preferred stock to common stock, in accordance with the conversion requirements, would increase outstanding common shares by approximately 113,443 shares. The fully dilutive effect of preferred stock is less than 3%.

                                     WESBANCO, INC.
                               CONSOLIDATED BALANCE SHEET
                                 (dollars in thousands)

                                                 June 30,           December 31,
                                                    1995               1994
                                                -----------         ------------
                                                 (Unaudited)
     ASSETS

Cash and due from banks                           $   42,528           $   47,643
Due from banks - interest bearing                        297                  297
Federal funds sold                                    12,500               17,370
Investment securities (Note 1)                       450,943              476,878
Loans-net (Notes 2 and 3)                            798,016              764,801*
Bank premises and equipment - net                     22,737               21,874
Accrued interest receivable                           10,668               11,347
Other assets                                           9,091               10,758*
                                                  ----------           ----------
     TOTAL ASSETS                                 $1,346,780           $1,350,968
                                                  ----------           ----------
     LIABILITIES

Deposits:
  Non-interest bearing demand                     $  117,025           $  130,739
  Interest bearing demand                            251,451              263,717
  Savings deposits                                   285,841              296,961
  Certificates of deposit                            444,680              417,802
                                                  ----------           ----------
    Total deposits                                 1,098,997            1,109,219
                                                  ----------           ----------
Federal funds purchased and repurchase
  agreements                                          59,639               65,750
Short-term borrowings                                  7,339                4,444
Dividends payable                                      1,957                1,872
Accrued interest payable                               6,022                5,360
Other liabilities                                      6,284                5,833
                                                   ---------            ---------
   TOTAL LIABILITIES                               1,180,238            1,192,478
                                                   ---------            ---------

Redeemable Preferred Stock (Series A,
  8% Cumulative, $1.25 par value, 10,000
  shares issued; 9,925 shares
  outstanding)                                         1,876                1,860
     SHAREHOLDERS' EQUITY

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                 ---                  ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                             18,087               18,087
Capital surplus                                       26,968               26,968
Market value adjustment on investments
  available for sale - net of tax effect                (342)              (4,482)
Retained earnings                                    127,051              121,641
Less: Treasury stock at cost (214,639
      and 172,145 shares, respectively)               (5,797)              (4,735)
                                                     -------              -------
                                                     165,967              157,479

Deferred benefits for employees and
  directors                                           (1,301)                (849)
                                                     -------              -------
 TOTAL SHAREHOLDERS' EQUITY                          164,666              156,630
                                                  ----------           ----------
    TOTAL LIABILITIES, REDEEMABLE
    PREFERRED STOCK AND SHAREHOLDERS'
    EQUITY                                        $1,346,780           $1,350,968
                                                  ----------           ----------

* Certain amounts in loans and other assets have been reclassified under FAS No. 114 for comparative purposes.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                    WESBANCO, INC.
                           CONSOLIDATED STATEMENT OF INCOME

                                         (Unaudited)
                     (in thousands, except share and per share amounts)

                                             For the three months      For the six months
                                                ended June 30,            ended June 30,
                                             ---------  ---------     ---------- ----------
                                                1995        1994          1995       1994
                                                ----        ----          ----       ----
INTEREST INCOME:
  Interest and fees on loans                 $   17,675 $   15,558    $   34,379 $   30,796
  Interest on investment securities               6,308      7,365        12,918     14,433
  Other interest income                             419        147           717        398
                                             ---------- ----------    ---------- ----------
    Total interest income                        24,402     23,070        48,014     45,627
                                             ---------- ----------    ---------- ----------
INTEREST EXPENSE:
  Interest on deposits                            9,643      8,284        18,780     16,535
  Interest on other borrowings                      726        457         1,472        890
                                             ---------- ----------    ---------- ----------
  Total interest expense                         10,369      8,741        20,252     17,425
                                             ---------- ----------    ---------- ----------
    NET INTEREST INCOME                          14,033     14,329        27,762     28,202
                                             ---------- ----------    ---------- ----------

Provision for possible loan losses                  467        429           844      1,135
                                             ---------- ----------    ---------- ----------
    NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                     13,566     13,900        26,918     27,067
                                             ---------- ----------    ---------- ----------
OTHER INCOME:
  Trust fees                                      1,173      1,024         2,468      2,281
  Service charges and other income                1,460      1,342         2,919      2,807
  Net securities transaction gains                  295        132           401        275
                                              ---------  ---------     ---------   --------
    Total other income                            2,928      2,498         5,788      5,363
                                              ---------  ---------     ---------   --------
OTHER EXPENSES:
  Salaries, wages and fringe benefits             5,504      5,415        10,788     10,591
  Premises and equipment - net                    1,113      1,141         2,286      2,315
  Other operating                                 3,233      3,225         6,367      6,390
                                              ---------   --------     ---------   --------
    Total other expenses                          9,850      9,781        19,441     19,296
                                              ---------   --------     ---------   --------
Income before provision for income taxes          6,644      6,617        13,265     13,134
  Provision for income taxes (Note 4)             1,887      1,934         3,850      3,815
                                              ---------   --------     ---------   --------
    NET INCOME                               $    4,757 $    4,683    $    9,415 $    9,319
                                             ---------- ----------    ---------- ----------
Preferred stock dividends and discount
  accretion                                  $       45 $       46    $       91 $       92
                                             ---------- ----------    ---------- ----------
Net income available to common
  shareholders                               $    4,712 $    4,637    $    9,324 $    9,227
                                             ---------- ----------    ---------- ----------
Earnings per share of common stock           $      .56 $      .54    $     1.10 $     1.07
                                             ---------- ----------    ---------- ----------
Average outstanding shares of common
  stock                                       8,496,464  8,632,280     8,502,438  8,637,279
                                             ---------- ----------    ---------- ----------

Dividends declared per share of common
  stock                                      $      .23 $      .21    $      .46  $     .42
                                             ---------- ----------    ----------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                      WESBANCO, INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (Unaudited)
                                 (dollars in thousands)

                                               For the six months ended
                                                         June 30,
                                              -------------------------
                                                1995              1994
                                                ----              ----
Total Shareholders' Equity
Balance, beginning of period                  $156,630         $157,516
                                              --------         --------

Net Income                                       9,415            9,319

Cash dividends:
  Common                                        (3,914)          (3,631)
  Preferred                                        (75)             (76)

Accretion of preferred stock                       (16)             (16)

Net purchase of treasury shares                 (1,062)          (2,528)

Change in market value adjustment on
   investments available for sale-net
   of tax effect                                 4,140           (1,144)

Change in deferred benefits for employees
   and directors                                  (452)           ---

                                               -------          -------
Net change in Shareholders' Equity               8,036            1,924
                                               -------          -------
Total Shareholders' Equity
Balance, end of period                        $164,666         $159,440
                                              --------         --------




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                     WESBANCO, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited) (dollars in thousands)

                                                   For the six months ended
                                                            June 30,
                                                   --------------------------
                                                     1995          1994
                                                   -------        -------
Cash flows from operating activities:

Net income                                         $  9,415       $  9,319
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                      1,006          1,021
    Provision for possible loan losses                  844          1,135
    Net amortization and accretion                    1,829          2,788
    Gain on sales of investment securities             (401)          (275)
    Deferred income taxes                               (65)           155
    Other - net                                        (122)           ---
    Increase or decrease in assets and
      liabilities:
        Interest receivable                             679            282
        Other assets                                 (1,128)        (1,084)*
        Interest payable                                662           (440)
        Other liabilities                                16            425
                                                    -------        -------
Net cash provided by operating activities            12,735         13,326
                                                    -------        -------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                        (40,126)       (80,933)
      Proceeds from maturities and calls             36,987         26,079
    Investment securities available for sale:
      Payments for purchases                        (25,835)       (44,349)
      Proceeds from sales                            32,465         46,679
      Proceeds from maturities, calls
        and prepayments                              27,792         23,831
    Net increase in loans                           (34,039)          (876)*
    Purchases of premises and equipment-net          (1,688)          (786)
                                                    -------        -------
    Net cash used by investing activities            (4,444)       (30,355)
                                                    -------        -------
Financing activities:
    Net increase (decrease)
      in certificates of deposit                     26,878         (1,375)
    Net decrease in demand and                      (37,100)        (6,250)
      savings accounts
    Increase (decrease) in federal funds
       purchased and repurchase agreements           (6,111)        10,689
    Increase (decrease) in short-term
       borrowings                                     2,895         (2,169)
    Dividends paid                                   (3,905)        (3,213)
    Other                                              (933)        (2,543)
                                                    -------         ------
Net cash used by financing activities               (18,276)        (4,861)
                                                    -------        -------
Net decrease in cash and cash equivalents            (9,985)       (21,890)
Cash and cash equivalents at beginning of year       65,013         76,655
                                                   --------       --------
Cash and cash equivalents at end of period         $ 55,028       $ 54,765
                                                   --------       --------

For the six months ended June 30, 1995 and 1994, WesBanco paid $19,592 and $17,865 in interest on deposits and other borrowings and $4,030 and $3,920 for income taxes, respectively.

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

                                     WESBANCO, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (dollars in thousands)



NOTE 1 - INVESTMENT SECURITIES:
- -------------------------------

                                                  June 30,    December 31,
                                                    1995          1994
                                                 -----------  -----------
                                                 (Unaudited)
Investments Held to Maturity (at cost):
    U.S. Treasury and Federal
      Agency Securities                           $151,269     $150,197
    Obligations of States and
      political subdivisions                       123,510      122,716
    Other debt securities                            1,358        1,260
                                                   -------      -------
                                                   276,137      274,173
                                                   -------      -------
Investments Available for Sale (at market):
    U.S. Treasuries and Federal
      Agency Securities                            164,454      193,114
    U.S. Corporate Securities                          523          915
    Mortgage-backed securities                       7,560        7,788
    Other debt and equity securities                 2,269          888
                                                   -------      -------
                                                   174,806      202,705
                                                  --------     --------
      Total                                       $450,943     $476,878
                                                  --------     --------

NOTE 2 - LOANS:
- ---------------

                                                  June 30,    December 31,
                                                    1995         1994*
                                                 -----------  ------------
                                                 (Unaudited)
Loans:
    Commercial                                    $169,543     $161,521
    Real Estate-Construction                        18,206       24,734
    Real Estate-Mortgage                           376,231      358,540
    Installment                                    257,727      241,441
                                                  --------     --------
                                                   821,707      786,236
                                                  --------     --------
Deduct:
    Unearned income                                (11,145)      (9,118)
    Reserve for possible loan losses (Note 3)      (12,546)     (12,317)
                                                   -------      -------
                                                   (23,691)     (21,435)
                                                  --------     --------
      Total                                       $798,016     $764,801
                                                  --------     --------

* Loans have been reclassified under FAS No. 114 for comparative purposes.

NOTE 3 - RESERVE FOR POSSIBLE LOAN LOSSES: (Unaudited)
- ------------------------------------------------------

                                                  For the six months
                                                   ended June 30,
                                                 ---------------------
                                                   1995         1994
                                                 -------      -------
Balance at beginning of period                   $12,317      $11,851

Recoveries credited to reserve                       437          255

Provision for possible loan losses                   844        1,135

Losses charged to reserve                         (1,052)      (1,158)
                                                 -------      -------
Balance at end of period                         $12,546      $12,083
                                                 -------      -------

     As of January 1, 1995, the Corporation adopted Financial Accounting Standard "FAS" No. 114 (as amended by FAS No. 118), "Accounting by
Creditors for Impairment of a Loan." Under the new standard, the 1995 portion of the reserve for possible loan losses related to loans that are identified for evaluation in accordance with FAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
     The reserve for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans which may be susceptible to significant change.
     At June 30, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $10,538 (of which $9,271 were on a nonaccrual basis). Included in this amount is $3,412 of impaired loans for which the related reserve for possible loan losses is $222 and $7,126 of impaired loans that, as a result of writedowns, do not require an allowance for credit losses. The average balance of impaired loans during the six month period ended June 30, 1995 was approximately $10,760. For the period ended June 30, 1995, the interest income recognized on impaired loans does not have a material effect on the results of operations.
     Foreclosed assets are comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. In accordance with FAS
No. 114, a loan is classified as an in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified in other assets as in-substance foreclosure of approximately $3,666 have been reclassified from other assets to the loan category for December 31, 1994. The reclassification did not significantly impact the Corporation's financial condition.

NOTE 4 - INCOME TAXES: (Unaudited)
- ----------------------------------
     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                           For the six months
                                            ended June 30,
                                       ---------------------------
                                           1995          1994
                                       ------------   ------------
Federal statutory tax rate             $4,642   35%   $4,597   35%
Tax-exempt interest income from
  securities of states and
  political subdivisions               (1,135)  (9)   (1,186)  (9)
State income tax - net of
  federal tax effect                      380    3       352    3
All other - net                           (37)   0        52    0
                                       ------------   ------------
Effective tax rate                     $3,850   29%   $3,815   29%
                                       ------------   ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------
OF OPERATIONS (Dollars in thousands)
- -------------
Financial Condition
- -------------------

     Total assets of WesBanco as of June 30, 1995 were $1,346,780 as compared to $1,350,968 as of December 31, 1994.
     Investment securities declined by $25,935 between June 30, 1995 and December 31, 1994. The decline was caused by maturities, calls, prepayments and sales aggregating $97,244. Investment purchases for the same period were $65,961. The net proceeds from a decrease in investments were used to fund loan growth and to provide for deposit withdrawals.
     The market value adjustments in the investment portfolio under the 1994 adoption of FAS No. 115 resulted in unrealized net losses before tax on available for sale securities of $556 and $7,342 as of June 30, 1995 and December 31, 1994, respectively. These unrealized net losses represent temporary market value fluctuations which may change depending upon general changes in market rates and length of time to respective maturity dates.
     Net loans increased $33,215 or 4.3% between June 30, 1995 and December 31, 1994. A significant portion of the loan growth can be attributed to increases in installment loans which, due to offering attractive rates on automobile loans, increased approximately $16,286. Real estate loans increased approximately $11,163 resulting from loans made for commercial real estate projects.
     Total deposits declined $10,222 between June 30, 1995 and
December 31, 1994. The lack of growth in the deposit area is due to the general economic conditions within the Upper Ohio Valley and competition from nonbank products. Additionally, the composition of deposits changed significantly over this six month period as consumers shifted to higher yielding certificates of deposit from non-term deposit products. Certificates of deposit increased $26,878 or 6.4% between June 30, 1995 and December 31, 1994. This shift in deposits reflects the consumer's sensitivity to a changing interest rate environment and demand for higher yielding alternatives.


Comparison of the six months ended June 30, 1995 and 1994
- ---------------------------------------------------------
Earnings Summary
- ----------------
     Net income for the six months ended June 30, 1995 was $9,415, a 1% increase over the same period in 1994. Earnings per share of common stock for the six months ended June 30, 1995 and 1994 were $1.10 and $1.07 respectively. Net income increased slightly due to a decrease in the provision for possible loan losses, the ability to control overhead costs and an increase in trust fees for the six months ended June 30, 1995 as compared to the same period during 1994.
     Return on average assets (ROA) was 1.41% and 1.38% for the six months ended June 30, 1995 and 1994, respectively. Return on average equity (ROE) was 11.72% compared to 11.76% for the six months ended
June 30, 1995 and 1994, respectively.
     Net interest income for the six months ended June 30, 1995 decreased $440 or 1.6% over the same period for 1994. The decrease can be attributed to a decline in average earning assets of $5,710 or .5% and interest bearing liabilities of $16,540 or 1.6% over the comparative period. Net tax equivalent interest income expressed as a percentage of average earning assets remained stable at 4.7% for the six months ended June 30, 1995 and 1994. Current period loan and deposit interest rates are generally above levels noted in the previous comparative period. During the first six months of 1995, most banks' primary lending rate was at 9.0% and the rate for the first six months of 1994 ranged from 6.0% to 7.25%. The continued repricing of interest earning assets caused the average yield on WesBanco's interest earning assets to increase to 7.7% during the first six months of 1995 from 7.2% during the first six months of 1994. Increases in rates paid on deposit products caused average rates on interest bearing liabilities to increase to 3.9% during the first six months of 1995 from 3.3% during the first six months of 1994.

Interest Income
- ---------------
     Total interest income increased $2,387 or 5% between the six month periods ended June 30, 1995 and 1994. Interest and fees on loans increased $3,583 or 12% primarily due to both an increase in the average rates earned and the average balance of loans outstanding. Average rates earned on loans increased by approximately .5% and average balances of loans increased by approximately $43,926. Interest on investments in U.S. Treasury and Agencies decreased $1,525 or 14%. The decline was due to a decrease in the average outstanding balance of approximately $49,411, along with a decrease in the average yield of .1% between the six months ending June 30, 1995 and 1994. Interest earned on investments in states and political subdivisions decreased $122 or 4%. Decreases in the average balance of this type of investment approximated $4,697 while the average yield remained unchanged. Other interest income, comprised primarily of interest on federal funds sold, increased $319 or 80%. The increase was due to average rates earned which increased to 6.0% during the first six months of 1995 from 3.5% during the same period of 1994, and an increase in the average balance of approximately $1,010.

Interest Expense
- ----------------
     Total interest expense increased $2,827 or 16% between the six month period ended June 30, 1995 and 1994. During the period, average rates paid on interest bearing deposits increased to 3.8% from 3.3% but was offset by a decrease in average interest-bearing deposit balances of approximately $15,929. The decrease in average deposits was due to the lack of economic growth in the Upper Ohio Valley and competition from nonbank products. The increase in average deposit rates was due to rising market rates in the second half of 1994 coupled with a shift from non-term demand and savings products to higher yielding certificates of deposit. Interest expense on interest-bearing demand deposits increased $35 or 1% primarily due to the increase in the average rates paid of .2% partially offset by a decrease in average balances. The interest rates paid on NOW and Money Market accounts approximated 2.5% during the first half of 1995 and 1994. Interest expense on traditional savings accounts decreased $239 or 5% due to a decrease in average balances of approximately $31,028 offset by an increase in the average rates paid by
 .1%. Certificates of deposit interest expense increased $2,450 or 28% due to an increase in the average balances of $35,181 combined with an increase in the average rates paid of .8%. The increase in the average balance of certificates of deposit was due to the shift from non-term deposits to higher yielding deposits. Interest on other borrowings, which primarily includes repurchase agreements, increased $582 or 65% primarily due to increases in average rates paid on repurchase agreements of 2% and average balances outstanding of approximately $2,069. Rates paid on repurchase agreements closely follow interest rates in the federal funds market.

Provision for Possible Loan Losses
- ----------------------------------
     The provision for possible loan losses decreased due to the decline in net charge-offs and due to management's evaluation of the credit risk in the current loan portfolio and analysis of underlying collateral value. Net charge-offs decreased to $615 as of June 30, 1995 from $903 as of June 30, 1994. The reserve for possible loan losses was 1.55% of total loans as of June 30, 1995 and 1.59% as of December 31, 1994. Nonaccrual loans, renegotiated loans, in-substance foreclosures and other real estate owned totaled $10,080 or 1.2% of loans as of June 30, 1995 as compared to $8,795 or 1.2% as of December 31, 1994, an increase of $1,285. The increase was primarly due to a commercial real estate loan which was placed on nonaccrual status during the second quarter of 1995. Loans past due 90 days or more have decreased to $1,867 or .2% of total loans as of June 30, 1995 from $2,526 or .3% of total loans as of December 31, 1994.
     Lending by WesBanco banks is guided by written lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from out of the primary market areas.

Other Income
- ------------
     Other income increased $425 or 8%. Trust fee income increased $187 primarily due to increases in estate settlement fees during the first six months of 1995. The market value of trust assets approximates $1,151,000 as of June 30, 1995. Service charges and other income increased $112 between the six months ended June 30, 1995 and 1994 primarily due to the standardization of service charges among subsidiary banks. Net securities transaction gains increased $126 between the six months ended June 30, 1995 and 1994 primarily due to a decision to divest of an equity position in the current year which no longer has a strategic value to the Corporation. The divestiture resulted in security gains of approximately $279 during the six months ended June 30, 1995.

Other Expenses
- --------------
     Total other expenses increased $145 or 1%. Salaries expense and employee benefits increased $197 primarily due to the implementation of postretirement benefits for WesBanco Fairmont (formerly First Fidelity Bancorp) employees. Other operating expenses decreased $23 or .3% due to improved operational efficiencies resulting from affiliate bank consolidations during 1995 and 1994.

Comparison of the three months ended June 30, 1995 and 1994
- -----------------------------------------------------------
     Total interest income increased $1,332 between the three month periods ending June 30, 1995 and 1994. Interest and fees on loans increased $2,117 due to an increase in average rates coupled with an increase in the average volume of loans outstanding. Interest on investments in U.S. Treasury and Agencies decreased $1,074. Average balances outstanding decreased while average rates earned remained stable. Interest on investments in states and political subdivisions decreased $70 primarily due to a decrease in outstanding average balances. Other interest income, primarily interest on federal funds sold, increased $272 due to both an increase in the average balance outstanding and an increase in average rates.
     Total interest expense increased $1,628 between the three month periods ended June 30, 1995 and 1994. Interest paid on deposits increased $1,359 due to an increase in average rates paid on deposits offset by a decrease in the average interest-bearing deposit balances outstanding of approximately $15,215. Interest on other borrowings increased $269 for the three months ended June 30, 1995 and 1994, primarily due to an increase in the average volume of repurchase agreements approximating $9,814.
     Total other income increased by $430 primarily due to increases in both trust fees of $149 and net securities transaction gains of $163. Service charges and other income increased by $118.
     Total other expenses increased by $69. Salaries and employee benefits increased $89 due primarily to an increase in postretirement benefits. Premises, equipment and other operating expenses remained at levels consistent with the second quarter of 1994. The stability in overhead expenses can be attributed to improved operational efficiencies through internal consolidations of affiliate banks.

Other Matters
- -------------
     The Corporation modified a Directors' deferred compensation plan ("the Plan") in the first quarter of 1995. Any Director, including affiliate directors, may elect, at specified times, to participate in the Plan. Each Director who elects to participate in the Plan will have an account established in which his or her director fees will be credited as they become payable. Directors may elect to designate that all or part of such account be deemed to be invested in WesBanco common stock or in a subsidiary bank interest bearing account. As of June 30, 1995, WesBanco common stock held for this plan approximated $324,000 and was classified as a decrease in Shareholder' Equity.
     On January 1, 1995, WesBanco implemented a self-insurance medical plan available to all employees at their option. Premiums are paid by both employees and WesBanco into a trust account being administered by a subsidiary bank. As approved claims become due, payment is made from the trust. The monthly contribution is determined by an independent actuary, which includes reinsurance to limit liability in providing medical coverage through the self-insurance plan. Expenses for the self-insurance plan approximate contributions paid into the trust account for the six months ending June 30, 1995.

PART II - OTHER INFORMATION
- ---------------------------
Item 1-5 - Not Applicable
- -------------------------
Item 6 (a) - Exhibits
- ---------------------
    (15)  Letter re unaudited interim financial information. page 18.
    (27)  Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6 (b) - Reports on Form 8-K
- --------------------------------
     There were no reports filed on Form 8-K for the three months ended June 30, 1995.

SIGNATURE
- ---------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WESBANCO, INC.
                             --------------

Date: August 11, 1995        /s/ Edward M. George
      ---------------        --------------------
                             Edward M. George
                             President and Chief Executive Officer



Date: August 11, 1995       /s/ Paul M. Limbert
      ---------------       --------------------
                             Paul M. Limbert
                             Executive Vice President and
                             Chief Financial Officer