Form 10-Q
period 1995-09-30
WESBANCO INC
filed 1995-11-14
CIK 203596

                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON,  D.C. 20549
                                        FORM 10-Q



(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                                 ------------------
					                                   OR

     	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-8467
                       ------

                                   WESBANCO, INC.
                                   --------------
	                 (Exact name of registrant as specified in its charter)


      West Virginia                        55-0571723
      -------------                        ----------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


   1 Bank Plaza, Wheeling, WV                        26003
   --------------------------                       -------
(Address of principal executive offices)           (Zip Code)


                                 304-234-9000
                                 ------------
          		  (Registrant's telephone number, including area code)


                               Not Applicable
                               --------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No ___

             		   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at October 31, 1995, 8,403,661 shares.




                                1 of 20

PART 1 - FINANCIAL INFORMATION
------------------------------
  	Consolidated Balance Sheets at September 30, 1995 (unaudited) and December 31, 1994, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 (unaudited) are set forth on the following pages. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the nine months ended
September 30, 1995 are not necessarily indicative of what results will be for the entire year. For further information, refer to the Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.
  	Earnings per share were computed by dividing net income, less preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period. Preferred stock dividends are cumulative and are payable quarterly at an annual rate of $15.20 per share. Conversion of the preferred stock to common stock, in accordance with the conversion requirements, would increase outstanding common shares by approximately
113,443 shares.  The fully dilutive effect of preferred stock is less than 3%.

                      	  			   WESBANCO, INC.
			                      CONSOLIDATED BALANCE SHEET
			                        (dollars in thousands)

                                               September 30,      December 31,
                                                   1995              1994
                                               -------------      ------------
                                               (Unaudited)

     ASSETS

Cash and due from banks                         $   40,457         $   47,643
Due from banks - interest bearing                      301                297
Federal funds sold                                  17,050             17,370
Investment securities (Note 1)                     437,261            476,878
Loans-net (Notes 2, 3 and 4)                       819,611            764,801*
Bank premises and equipment - net                   22,949             21,874
Accrued interest receivable                         11,875             11,347
Other assets                                         9,861             10,758*
                                                ----------         ----------
     TOTAL ASSETS                               $1,359,365         $1,350,968
                                                ----------         ----------

     LIABILITIES

Deposits:
  Non-interest bearing demand                   $  119,777         $  130,739
  Interest bearing demand                          253,203            263,717
  Savings deposits                                 282,597            296,961
  Certificates of deposit                          450,498            417,802
                                                ----------         ----------
    Total deposit                                1,106,075          1,109,219
                                                ----------         ----------
Federal funds purchased and repurchase
  agreements                                        63,340             65,750
Short-term borrowings                                7,808              4,444
Dividends payable                                    2,111              1,872
Accrued interest payable                             6,025              5,360
Other liabilities                                    6,675              5,833
                                                ----------         ----------
     TOTAL LIABILITIES                           1,192,034          1,192,478
                                                ----------         ----------
Redeemable Preferred Stock (Series A,
  8% Cumulative, $1.25 par value, 10,000
  shares issued; 9,925 shares outstanding)           1,883              1,860

     SHAREHOLDERS' EQUITY

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                 ---               ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                           18,087             18,087
Capital surplus                                     26,968             26,968
Market value adjustment on investments
  available for sale - net of tax effect              (178)            (4,482)
Retained earnings                                  129,441            121,641
Less:  Treasury stock at cost (277,942
       and 172,145 shares, respectively)            (7,552)            (4,735)
                                                ----------         ----------
                                                   166,766            157,479

Deferred benefits for employees and
  directors                                         (1,318)              (849)
                                                ----------         ----------
  TOTAL SHAREHOLDERS' EQUITY                       165,448            156,630
                                                ----------         ----------
     TOTAL LIABILITIES, REDEEMABLE
     PREFERRED STOCK AND SHAREHOLDERS'
     EQUITY                                     $1,359,365         $1,350,968
                                                ----------         ----------

* Certain amounts in loans and other assets have been reclassified under FAS No. 114 for comparative purposes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                   WESBANCO, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                 (in thousands, except share and per share amounts)

                                            For the three months      For the nine months
                                            ended September 30,       ended September 30,
                                            ---------------------      ---------------------
                                                1995         1994         1995       1994
                                                ----         ----         ----       ----

INTEREST INCOME:
  Interest and fees on loans                $   18,059  $   15,769    $   52,438  $   46,565
  Interest on investment securities              6,312       7,236        19,230      21,669
  Other interest income                            209         105           926         503
                                            ----------  ----------    ----------  ----------
    Total interest income                       24,580      23,110        72,594      68,737
                                            ----------  ----------    ----------  ----------
INTEREST EXPENSE:
  Interest on deposits                           9,798       8,392        28,578      24,927
  Interest on other borrowings                     785         492         2,257       1,382
                                            ----------  ----------    ----------  ----------
    Total interest expense                      10,583       8,884        30,835      26,309
                                            ----------  ----------    ----------  ----------
    NET INTEREST INCOME                         13,997      14,226        41,759      42,428

Provision for possible loan losses                 829       4,377         1,673       5,512
                                            ----------  ----------    ----------  ----------
    NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                    13,168       9,849        40,086      36,916
                                            ----------  ----------    ----------  ----------
OTHER INCOME:
  Trust fees                                     1,027         942         3,495       3,223
  Service charges and other income               1,638       1,643         4,565       4,451
  Net securities transaction gains                  36          48           437         323
                                            ----------  ----------    ----------  ----------
    Total other income                           2,701       2,633         8,497       7,997
                                            ----------  ----------    ----------  ----------
OTHER EXPENSES:
  Salaries, wages and fringe benefits            5,340       5,439        16,128      16,030
  Premises and equipment - net                   1,195       1,131         3,481       3,446
  Other operating                                2,973       3,433         9,348       9,824
                                            ----------  ----------    ----------  ----------
    Total other expenses                         9,508      10,003        28,957      29,300
                                            ----------  ----------    ----------  ----------
Income before provision for income taxes         6,361       2,479        19,626      15,613
  Provision for income taxes (Note 5)            1,818         390         5,668       4,205
                                            ----------  ----------    ----------  ----------
    NET INCOME                              $    4,543  $    2,089    $   13,958  $   11,408
                                            ----------  ----------    ----------  ----------
Preferred stock dividends and discount
  accretion                                 $       46  $       46    $      137  $      138
                                            ----------  ----------    ----------  ----------
Net income available to common
  shareholders                              $    4,497  $    2,043    $   13,821  $   11,270
                                            ----------  ----------    ----------  ----------
Earnings per share of common stock          $      .53  $      .24    $     1.63  $     1.31
                                            ----------  ----------    ----------  ----------
Average outstanding shares of common
  stock                                      8,426,601   8,570,860     8,476,882   8,618,697
                                            ----------  ----------    ----------  ----------
Dividends declared per share of
  common stock                              $      .25  $      .22    $      .71  $      .64
                                            ----------  ----------    ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               WESBANCO, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Unaudited)
                           (dollars in thousands)



                                             For the nine months ended
                                                   September 30,
                                             -------------------------
                                               1995            1994
                                               ----            ----
Total Shareholders' Equity
Balance, beginning of period                 $156,630        $157,516
                                             --------        --------
Net Income                                     13,958          11,408

Cash dividends:
  Common                                       (6,022)         (5,518)
  Preferred                                      (113)           (114)

Accretion of preferred stock                      (23)            (24)

Net purchase of treasury shares                (2,817)         (4,483)

Change in market value adjustment on
  investments available for sale-net
  of tax effect                                 4,304          (2,154)

Change in deferred benefits for employees
  and directors                                  (469)            ---
                                             --------        --------
Net change in Shareholders' Equity              8,818            (885)
                                             --------        --------
Total Shareholders' Equity
Balance, end of period                       $165,448        $156,631
                                             --------        --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                          (dollars in thousands)

                                                For the nine months ended
                                                     September 30,
                                                --------------------------
                                                   1995           1994
                                                   ----           ----

Cash flows from operating activities:

Net income                                       $13,958        $11,408
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                   1,551          1,528
    Provision for possible loan losses             1,673          5,512
    Net amortization and accretion                 2,603          3,996
    Gain on sales of investment securities          (437)          (323)
    Deferred income taxes                            (49)           156
    Other - net                                      193              3
    Increase or decrease in assets and
      liabilities:
       	Interest receivable                         (528)            96
       	Other assets                              (2,506)        (2,751)*
       	Interest payable                             665           (555)
       	Other liabilities                            702            191
                                                 -------        -------
Net cash provided by operating activities         17,825         19,261
                                                 -------        -------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                     (48,576)       (77,270)
      Proceeds from maturities and calls          49,492         32,277
    Investment securities available for sale:
      Payments for purchases                     (41,134)       (59,468)
      Proceeds from sales                         46,610         60,307
      Proceeds from maturities, calls
       	and prepayments                           38,098         40,778
    Net increase in loans                        (56,454)       (12,045)*
    Purchases of premises and equipment-net       (2,591)        (1,262)
                                                 -------        -------
    Net cash used by investing activities        (14,555)       (16,683)
                                                 -------        -------
Financing activities:
    Net increase in certificates of deposit       32,696          8,592
    Net decrease in demand and savings accounts  (35,840)        (9,729)
    Increase (decrease) in federal funds
      purchased and repurchase agreements         (2,410)         5,992
    Increase (decrease) in short-term
      borrowings                                   3,364         (4,497)
    Dividends paid                                (5,895)        (5,059)
    Other                                         (2,687)        (4,498)
                                                 -------        -------
Net cash used by financing activities            (10,772)        (9,199)
                                                 -------        -------
Net decrease in cash and cash equivalents         (7,502)        (6,621)

Cash and cash equivalents at beginning of year    65,310         76,655
                                                 -------        -------
Cash and cash equivalents at end of period       $57,808        $70,034
                                                 -------        -------

For the nine months ended September 30, 1995 and 1994, WesBanco paid $30,170 and $26,864 in interest on deposits and other borrowings and $5,755 and $5,780 for income taxes, respectively.

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

                                     WESBANCO, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (dollars in thousands)



NOTE 1 - INVESTMENT SECURITIES:
-------------------------------

                                                September 30,    December 31,
                                                    1995            1994
                                                -------------    ------------
                                                 (Unaudited)
Investments Held to Maturity (at cost):
    U.S. Treasury and Federal
      Agency securities                          $146,681        $150,197
    Obligations of states and
      political subdivisions                      124,247         122,716
    Other debt securities                           1,349           1,260
                                                 --------        --------
                                                  272,277         274,173
                                                 --------        --------

Investments Available for Sale (at market):
    U.S. Treasury and Federal
      Agency securities                           155,577         193,114
    U.S. corporate securities                           5             915
    Mortgage-backed securities                      7,098           7,788
    Other debt and equity securities                2,304             888
                                                 --------        --------
                                                  164,984         202,705
                                                 --------        --------
      Total                                      $437,261        $476,878
                                                 --------        --------


NOTE 2 - LOANS:
---------------

                                                 September 30,   December 31,
                                                     1995            1994*
                                                 -------------   ------------
                                                  (Unaudited)
Loans:
    Commercial                                   $168,385        $161,521
    Real Estate-Construction                       22,123          24,734
    Real Estate-Mortgage                          380,460         358,540
    Installment                                   271,120         241,441
                                                 --------        --------
                                                  842,088         786,236
                                                 --------        --------
Deduct:
    Unearned income                                (9,534)         (9,118)
    Reserve for possible loan losses (Note 3)     (12,943)        (12,317)
                                                 --------        --------
                                                  (22,477)        (21,435)
                                                 --------        --------
      Total                                      $819,611        $764,801
                                                 --------        --------

* Certain loans have been reclassified under FAS No. 114 for comparative purposes.

	Foreclosed assets are comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. In accordance with Financial Accounting Standard "FAS" No. 114, "Accounting by Creditors for Impairment of a Loan", a loan is classified as an in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified in other assets as in-substance foreclosure of approximately $3,666 have been reclassified to the loan category for December 31, 1994. The reclassification did not significantly impact the Corporation's financial condition.

NOTE 3 - RESERVE FOR POSSIBLE LOAN LOSSES:
------------------------------------------
(Unaudited)

                                                     For the nine months
                                                     ended September 30,
                                                     --------------------
                                                       1995         1994
                                                       ----         ----

Balance at beginning of period                        $12,317     $11,851

Recoveries credited to reserve                            513         340

Provision for possible loan losses                      1,673       5,512

Losses charged to reserve                              (1,560)     (5,610)
                                                      -------     -------
Balance at end of period                              $12,943     $12,093
                                                      -------     -------

NOTE 4 - Adoption of New Accounting Standards:
----------------------------------------------
	As of January 1, 1995, the Corporation adopted Financial Accounting Standard "FAS" No. 114 (as amended by FAS No. 118), "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 portion of the reserve for possible loan losses related to loans that are identified for evaluation in accordance with FAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.
	At September 30, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 using the discounted cash flow method was $10,703 (of which $9,542 were on a nonaccrual basis). Included in this amount is $4,116 of impaired loans for which the related reserve for possible loan losses is $461 and $6,587 of impaired loans that, as a result of collateral values, do not require an allowance for credit losses. The average balance of impaired loans during the nine month period ended September 30, 1995 was approximately $10,836. For the purpose of this standard, all nonaccrual, renegotiated, and certain performing loans are considered to be impaired. For the period ended September 30, 1995, the interest income recognized on impaired loans does not have a material effect on the results of operations.
       The reserve for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans which may be susceptible to significant change.



NOTE 5 - INCOME TAXES: (Unaudited)
----------------------------------
	A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:


                                                     For the nine months
                                                     ended September 30,
                                                  -------------------------
                                                     1995          1994
                                                     ----          ----

Federal statutory tax rate                        $6,869  35%   $5,465   35%
Tax-exempt interest income from
  securities of states and political
  subdivisions                                    (1,715) (9)   (1,773) (11)
State income tax - net of federal
  tax effect                                         556   3       396    2
All other - net                                      (42)  0       117    1
                                                 -----------   ------------
Effective tax rate                                $5,668  29%   $4,205   27%
                                                 -----------   ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (Dollars in thousands except per share amounts)
----------

Financial Condition
-------------------
	Total assets of WesBanco as of September 30, 1995 were $1,359,365 as compared to $1,350,968 as of December 31, 1994.
	Investment securities declined by $39,617 between September 30, 1995 and December 31, 1994. During the period, maturities, calls, prepayments and sales aggregated $134,200, while investment purchases totalled $89,710. The net proceeds from a decrease in investments were used to fund loan growth and to provide for deposit withdrawals.
	The market value adjustments in the investment portfolio under the 1994 adoption of FAS No. 115 resulted in unrealized net losses before tax effect on available for sale securities of $289 and $7,342 as of September 30, 1995 and December 31, 1994, respectively. These unrealized net losses represent temporary market value fluctuations which change depending upon general changes in market rates and the length of time to respective maturity dates.
If the available for sale securities are held until their respective maturity date, no market value adjustment would be realized.
	Net loans increased $54,810 or 7.2% between September 30, 1995 and December 31, 1994. A significant portion of the loan growth can be attributed to increases in installment loans which, due to WesBanco offering attractive rates on automobile loans, increased approximately $29,679. Real estate loans increased approximately $21,920 resulting from loans made for commercial real estate projects.
	Total deposits declined $3,144 between September 30, 1995 and
December 31, 1994. The lack of growth in the deposit area is due to the general economic conditions within the Upper Ohio Valley and competition from nonbank products. Additionally, the composition of deposits changed significantly over this nine month period as consumers shifted to higher yielding certificates of deposit from non-term deposit products. Certificates of deposit increased $32,696 or 7.8% between September 30, 1995 and December 31, 1994. This shift in deposits reflects the consumer's sensitivity to a changing interest rate environment and demand for higher yielding alternatives.

Comparison of the nine months ended September 30, 1995 and 1994
---------------------------------------------------------------
Earnings Summary
----------------

	Net income for the nine months ended September 30, 1995 was $13,958, a 22.3% increase over the same period in 1994. Earnings per share of common stock for the nine months ended September 30, 1995 and 1994 were $1.63 and $1.31 respectively. Net income increased primarily due to a decrease in the provision for possible loan losses, a decrease in overhead costs and an increase in trust fees for the nine months ended September 30, 1995 as compared to September 30, 1994. During the third quarter of 1994, the provision for possible loan losses was increased $4,000 due to the writedown of a collateralized commercial loan which encountered financial problems. The after-tax effect on net income was approximately $2,469 for the nine months ended September 30, 1994.

	Return on average assets (ROA) was 1.39% and 1.13% for the nine months ended September 30, 1995 and 1994, respectively. Return on average equity
(ROE) was 11.56% compared to 9.68% for the nine months ended September 30, 1995 and 1994, respectively.

Net Interest Income
-------------------
	Net interest income for the nine months ended September 30, 1995 decreased $669 or 1.6% over the same period for 1994. The decline was largely due to an increase in the average rate paid on interest bearing liabilities. Net tax equivalent interest income expressed as a percentage of average earning assets declined to 4.7% from 4.8% during the nine months ended September 30, 1995 and 1994, respectively.
	Both interest income and interest expense increased over the prior year primarily due to an increase in the interest rate environment during the second half of 1994 and into the first quarter of 1995. Current period loan and deposit interest rates are generally above levels noted in the previous comparative period. During the first nine months of 1995, most banks' primary lending rates ranged from 8.5% to 9.0% and the rate for the first nine months of 1994 ranged from 6.0% to 7.75%. The continued upward repricing of interest earning assets caused the average yield to increase to 7.7% during the first nine months of 1995 from 7.3% during the first nine months of 1994. The average rate paid on interest bearing liabilities increased to 4.0% during the first nine months of 1995 from 3.4% during the same period of 1994 primarily due to rising market rates and the shift from demand and savings products to higher yielding certificates of deposit.

Interest Income
---------------
	Total interest income increased $3,857 or 6% between the nine month periods ended September 30, 1995 and 1994. Interest and fees on loans increased $5,873 or 13% primarily due to both an increase in the average rates earned and the average balance of loans outstanding. Average rates earned on loans increased by approximately .4% and average loan balances increased by approximately $51,779. Interest on investments in U.S. Treasury and Agencies decreased $2,340 or 14%. The decline was due to a decrease in the average outstanding balance of approximately $52,217, along with a decrease in the average yield of .1% between the nine months ending September 30, 1995 and 1994. Interest earned on investments in states and political subdivisions decreased $210 or 4%. Decreases in the average balance of this type of investment approximated $4,730 while the average yield remained unchanged. Other interest income, comprised primarily of interest on federal funds sold, increased $423 or 84%. The increase was due to average rates earned which increased to 5.9% during the first nine months of 1995 from 3.8% during the same period of 1994, and an increase in the average balance of approximately $3,177.

Interest Expense
----------------
	Total interest expense increased $4,526 or 17% between the nine month period ended September 30, 1995 and 1994. Interest expense on deposits increased $3,651 or 15% during the period as the average rate on interest bearing deposits increased to 3.9% from 3.4% but was partially offset by a decrease in average interest-bearing deposit balances of approximately $10,402. The decrease in average deposits was due to the lack of economic growth in the Upper Ohio Valley and competition from nonbank products. Interest expense on interest-bearing demand deposits decreased $114 or 2% primarily due to a decrease in the average balances of approximately $18,607 partially offset by an increase in the average rates paid. The interest rates paid on NOW and Money Market accounts approximated 2.8% during the first nine months of 1995 and 2.7% for the same period of 1994. Interest expense on traditional savings accounts decreased $433 or 7% due to a decrease in average balances of approximately $29,802 offset by an increase in the average rates paid by .1%. Certificates of deposit interest expense increased $4,197 or 32% due to an increase in the average balances of $38,007 combined with an increase in the average rates paid of .9%. The increase in the average balance of certificates of deposit was due to the shift from non-term deposits to higher yielding deposits. Interest on other borrowings, which primarily includes repurchase agreements, increased $875 or 63% primarily due to increases in average rates paid on repurchase agreements of 1.7% and average balances outstanding of approximately $2,647. Rates paid on repurchase agreements closely follow the direction of interest rates in the federal funds market.

Provision for Possible Loan Losses
----------------------------------
	The provision for possible loan losses decreased due to a decline in net charge-offs and due to management's evaluation of the credit risk in the current loan portfolio and analysis of underlying collateral value. Net charge-offs decreased to $1,047 as of September 30, 1995 from $5,270 as of September 30, 1994. The provision for possible loan losses for the period ending September 30, 1994 was increased due to the writedown of a collateralized commercial loan which encountered financial problems. The reserve for possible loan losses was 1.55% of total loans as of September 30, 1995 and 1.59% as of December 31, 1994. Nonperforming assets consisting of nonaccrual loans, renegotiated loans, in-substance foreclosures and other real estate owned totalled $9,919 or 1.2% of loans as of September 30, 1995 as compared to $8,795 or 1.2% as of December 31, 1994, an increase of $1,082.
The increase was primarily due to a commercial real estate loan which was placed on nonaccrual status during the second quarter of 1995. Loans past due 90 days or more have decreased to $1,384 or .2% of total loans as of September 30, 1995 from $2,526 or .3% of total loans as of December 31, 1994.
	Lending by WesBanco banks is guided by written lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from out of the primary market areas.

Other Income
------------
	Other income increased $500 or 6%. Trust fee income increased $272 primarily due to increases in the market values and new trust business during the first nine months of 1995. The market value of trust assets approximates $1,257,000 as of September 30, 1995. Service charges and other income increased $114 between the nine months ended September 30, 1995 and 1994 resulting from the standardization of service charges among subsidiary banks. Net securities transaction gains increased $114 between the nine months ended September 30, 1995 and 1994 resulting from a decision to divest an equity position which no longer had a strategic value to the Corporation. The divestiture resulted in security gains of approximately $279 during the nine months ended September 30, 1995.

Other Expenses
--------------
	Total other expenses decreased $343 or 1%. Salary expense and employee benefits increased $98 primarily due to increased employee benefit expenses offset by a decrease in the number of full-time equivalent employees. Implementation of WesBanco's postretirement benefits for the most recent acquisition along with higher health insurance and payroll taxes caused the level of benefits to increase. Other operating expenses decreased $476 or
 .5% partially due to a decrease in the FDIC insurance rate. Decreases in other operating expenses can also be attributed to improved operational efficiencies resulting from affiliate bank consolidations during 1995 and 1994.

Comparison of the three months ended September 30, 1995 and 1994
----------------------------------------------------------------
	Total interest income increased $1,470 between the three month periods ending September 30, 1995 and 1994. Interest and fees on loans increased $2,290 due to an increase in average rates coupled with an increase in the average volume of loans outstanding. Interest on investments in U.S. Treasury and Agencies decreased $815. Average balances outstanding decreased while average rates increased slightly by .4%. Interest on investments in states and political subdivisions decreased $88 primarily due to a decrease in average balances and a decrease in average rates of .01%. Other interest income, primarily interest on federal funds sold, increased $104 due to an increase in both the average balance and the average rate earned.
	Total interest expense increased $1,699 between the three month period ended September 30, 1995 and 1994. Interest paid on deposits increased $1,406 due to both an increase in the average rates paid on deposits and average interest-bearing deposit balances of approximately $652. Interest on other borrowings increased $293 for the three months ended September 30, 1995 and 1994, primarily due to an increase in the average volume of repurchase agreements approximating $3,800.
	Total other income increased by $68 primarily due to an increase in trust fees. Service charges and other income had a decrease of $5.
	Total other expenses decreased by $495. Salaries and employee benefits decreased $99. Premises and equipment increased $64 partially due to an increase in depreciation expense associated with remodeling at an affiliate bank, the upgrade of data processing equipment and the construction of a new banking office. Other operating expenses decreased $460 primarily due to a decrease in the FDIC insurance rates.

Other Matters
-------------
	Effective November 1, 1995, commercial real estate loans totalling $4,118, of which $3,488 was on nonaccrual status, as of September 30, 1995 were reclassified to Other Assets. This action was taken by WesBanco Wheeling through a transfer by deed in-lieu of foreclosure. Also on that date, WesBanco Wheeling established a wholly owned nonbank subsidiary for the purpose of operating the property until sold. The property will be managed by an independent management firm. This property is currently being independently appraised and, therefore, management is unable to estimate at this time if any adjustment to the current asset value is required.
	During the third quarter, the Corporation completed the repurchase of 270,156 shares of common stock under the $7,000 stock repurchase plan announced in April 1994. Subsequently, during August 1995, the Board of Directors approved an additional $10,000 stock repurchase plan to make shares available for general corporate purposes. The timing, price, and quantity of purchases will be at the discretion of the Corporation. This program may be discontinued or expanded at any time.
	During the fourth quarter 1995, the 9,925 shares of 8% cumulative redeemable preferred stock of WesBanco will be redeemed or converted into WesBanco common stock. The holder of the cumulative preferred stock has the option to redeem the stock at a price of $190 per share or convert the stock into shares of WesBanco common stock.
	The Corporation modified a Directors' deferred compensation plan ("the Plan") in the first quarter of 1995. Any Director, including affiliate directors, may elect, at specified times, to participate in the Plan. Each

Director who elects to participate in the Plan will have an account established in which his or her director fees will be credited as they become payable. Directors may elect to designate that all or part of such account be deemed to be invested in WesBanco common stock or in a subsidiary bank interest bearing account. As of September 30, 1995, WesBanco common stock held for this plan approximated $341 and was classified as a decrease in Shareholders' Equity.
	On January 1, 1995, WesBanco implemented a self-insurance medical plan available to all employees at their option. Premiums are paid by both employees and WesBanco into a trust account being administered by a subsidiary bank. As approved claims become due, payment is made from the trust. The monthly contribution is determined by an independent actuary, which includes reinsurance to limit liability in providing medical coverage through the self-insurance plan. Expenses for the self-insurance plan approximate the total amount of contributions paid into the trust account for the nine months ending September 30, 1995.

Part II - OTHER INFORMATION
---------------------------
Item 1-5 - Not Applicable
-------------------------
Item 6(a) - Exhibits
--------------------
	(15)    Letter re unaudited interim financial information, page 20.
	(27)    Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
-------------------------------
	There were no reports filed on Form 8-K for the three months ended September 30, 1995.

SIGNATURE
---------
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESBANCO, INC.
                                  --------------


Date:   November 13, 1995         /s/ Edward M. George
       	-----------------         -------------------------------------
                                  Edward M. George
                                  President and Chief Executive Officer


Date:   November 13, 1995         /s/ Paul M. Limbert
       	-----------------         -------------------------------------
                                  Paul M. Limbert
                                  Executive Vice President and
                                  Chief Financial Officer