Form 10-K
period 1995-12-31
WESBANCO INC
filed 1996-03-19
CIK 203596

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)

          X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        -----  EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the Fiscal Year Ended December 31, 1995
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______________ to _______________

Commission File Number          0-8467
                                ------
                             WESBANCO, INC.
                             --------------
           (Exact name of Registrant as specified in its charter)

        WEST VIRGINIA                             55-0571723
        -------------                             ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      1 Bank Plaza, Wheeling, WV                          26003
      --------------------------                          -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     304-234-9000
                                                        ------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class          Name of each Exchange on which registered
---------------------------     ------------------------------------------
Common Stock $2.0833 Par Value  National Association of Securities Dealers, Inc.
Nonredeemable Preferred Stock   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X     No
                                                     -------     -------
The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on February 29, 1996 was approximately $208,227,347.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 29, 1996, there were 8,475,572 shares of WesBanco, Inc. Common Stock $2.0833 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of WesBanco, Inc.'s 1995 Annual Report to Shareholders -
Parts II and III

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1995) are incorporated by reference in Part III.

                              WESBANCO, INC.
                            TABLE OF CONTENTS

ITEM #    ITEM                                                      PAGE(S)
------    ----                                                      -------
          Part I
          ------
 1        Business                                                   3-16

 2        Properties                                                   16

 3        Legal proceedings                                            17

 4        Submission of matters to a vote of security holders         N/A

          Part II
          -------
 5        Market for the registrant's common equity and related
            stockholder matters                                      (A)18

 6        Selected financial data                                    (A)

 7        Management's discussion and analysis of financial
             condition and results of operations                     (A)

 8        Financial statements and supplementary data                (A)

 9        Changes in and disagreements with accountants on
            accounting and financial disclosure                       N/A

          Part III
          --------
10        Directors and Executive Officers of the registrant         (B) 18

11        Executive compensation                                     (B)

12        Security ownership of certain beneficial owners and
            management                                               (B)

13        Certain relationships and related transactions             (A) (B)

          Part IV
          -------
14        Exhibits, financial statement schedule and reports
            on Form 8-K                                              19-20

(A)       Pages 33-49, 61 of WesBanco, Inc.'s 1995 Annual Report
            to Stockholders are incorporated herein by reference.

(B)       Incorporated by reference to WesBanco, Inc.'s Proxy
            Statement dated March 15, 1996, for Annual Meeting of Stockholders to be held April 17, 1996.


                 This Form contains a total of 99 pages.

PART I

Item 1.  Business
-----------------

General
-------

     As of December 31, 1995, the Corporation had five banking affiliates located in Wheeling, Charleston, Parkersburg, Kingwood, and Fairmont, West Virginia. The Registrant had one banking affiliate in Barnesville, Ohio. WesBanco Wheeling has twelve offices, all in West Virginia, five located in Wheeling, two located in Follansbee, three in New Martinsville, one in Sistersville, and one in Wellsburg. WesBanco Kingwood has two full-service branch offices located in Masontown and Bruceton Mills. WesBanco Barnesville has five offices, two located in Barnesville and one each in Bethesda, Woodsfield and Beallsville, Ohio. WesBanco Fairmont has four offices located in Fairmont, two offices located in Morgantown, three offices located in Bridgeport, two in Shinnston and one in Nutter Fort, West Virginia. There are approximately 755 full time equivalent employees employed by all affiliates as of December 31, 1995.

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

     The Corporation has reported to its shareholders that it may engage in other activities of a finanical nature authorized by the Federal Reserve Board through a subsidiary, or through acquisition of established companies.

     As of December 31, 1995, none of the affiliates were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

Competition
-----------

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

-----------------------------
Supervision and Regulation
--------------------------

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

     WesBanco's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to their parent and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or to any nonbanking subsidiary are limited in amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate 20% of any such institution's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

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

-----------------------------

     In 1989, the United States Congress passed comprehensive financial institutions legislation known as the Financial Institution Reform, Recovery, and Enforcement Act ("FIRREA"). FIRREA established a new principal of liability on the part of depository institutions insured by the FDIC for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank subsidiary of WesBanco causes a loss to the FDIC, other bank subsidiaries of WesBanco could be required to compensate the FDIC by reimbursing to it the amount of such loss.

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

Dividend Restrictions
---------------------

     There are statutory limits on the amount of dividends WesBanco's depository institution subsidiaires can pay to their parent corporation without regulatory approval. Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

FDIC Insurance
--------------

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

     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). The assessment rates under the new system range from 0% to 0.27% depending upon the assessment category into which the insured institution is placed. As of January 1, 1996, all WesBanco banks will pay the statutory annual minimum of $2,000.

-----------------------------
Federal Deposit Insurance Corporation Improvement Act of 1991
-------------------------------------------------------------

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

     At December 31, 1995, WesBanco and all of its bank subsidiaries qualified as well-capitalized based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective actions rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.

     The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institutions were in the next lower category

-----------------------------

(but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

     The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for bearing) that the institution is in an unsafe and unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

     FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The Federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to compy with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Capital Requirements
--------------------

     The risk-based capital guidelines for bank holding companies and banks adopted by the Federal banking agencies were phased in at the end of 1992.
The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) under the fully phased-in guidelines is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stocks, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the reserve for credit losses.



Item 1.  Business (continued)
-----------------------------

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

     As of December 31, 1995, all of WesBanco's banking subsidiaries had capital in excess of all applicable requirements.

Interstate Banking Act
----------------------

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (hereinafter called "Interstate Banking Act") was signed into law by President Clinton on September 29, 1994. The Act generally allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment. The Act also permits interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks or "opting-out" of interestate mergers entirely. The Act would permit banks to acquire branches of out-of-state banks by converting their office into branches of the resulting bank. The Act would also permit banks to establish and operate "de novo branches" in any state that "opts-in" to de novo branching. The Act also requires each Federal banking agency to prescribe uniform regulations, including guidelines insuring that interstate branches operated by out-of-state banks are reasonably helping to meet the credit needs of communities where they operate. WesBanco is incorporated under the laws of the State of West Virginia and the West Virginia Legislature has not yet adopted any legislation which would specifically "opt-in" or "opt-out" of any of these specific provisions of the Interstate Banking Act.

Statistical Information
-----------------------

     Except as noted, the following statistical data averages included in
Item I - Business were computed using daily averages for the years ended December 31, 1995, 1994 and 1993. Statistical data not included in Item I - Business have been omitted because they are included in the 1995 Annual Report to Shareholders, incorporated herein by reference, or are not applicable.

-----------------------------

     The effect on interest income and interest expense for the years ended December 31, 1995, 1994 and 1993, due to changes in average volume and rate from the prior year, is presented below. The average volumes and rates are shown in the 1995 Annual Report to Shareholders. The effect of a change in average volume has been determined by applying the average rate in the earlier year to the change in volume. The change in rate has been determined by applying the average volume in the earlier year to the change in rate. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each. (in thousands):


                                            1995 Compared to 1994
                                    --------------------------------------
                                                                   Net
                                                                 Increase
                                       Volume       Rate        (Decrease)
                                     ---------      -----       -----------
Loans                                 $ 5,069     $ 3,704         $8,773
Taxable investment securities          (2,915)       (146)        (3,061)
Non-taxable investment securities        (216)        (22)          (238)
Federal funds sold                         76         325            401
                                     --------------------------------------
   Total interest earned                2,014       3,861          5,875
                                     --------------------------------------

Interest bearing demand                  (495)        208           (287)
Savings deposits                         (760)        304           (456)
Certificates of deposit                 1,843       3,932          5,775
Federal funds purchased and
  repurchase agreements                    74       1,072          1,146
Other borrowings                            4          60             64
                                     --------------------------------------
  Total interest paid                     666       5,576          6,242
                                     --------------------------------------
Net Interest Differential             $ 1,348     $(1,715)       $  (367)
                                     ======================================



                                          1994 Compared to 1993
                                     --------------------------------------
                                                                  Net
                                                                Increase
                                       Volume       Rate        (Decrease)
                                     ---------      ----        -----------
Loans                                 $ 1,978      $(3,068)      $(1,090)
Taxable investment securities          (1,075)      (1,614)       (2,689)
Non-taxable investment securities         720         (470)          250
Federal funds sold                       (335)         231          (104)
                                     --------------------------------------
  Total interest earned                 1,288       (4,921)       (3,633)
                                     --------------------------------------

Interest bearing demand                    50         (864)         (814)
Savings deposits                          320       (1,653)       (1,333)
Certificates of deposit                  (646)        (970)       (1,616)
Federal funds purchased and
  repurchase agreements                   (41)          69            28
Other borrowings                          (71)          51           (20)
                                     --------------------------------------
  Total interest paid                    (388)      (3,367)       (3,755)
                                     --------------------------------------
Net Interest Differential             $ 1,676     $ (1,554)      $   122
                                     ======================================

-----------------------------
Investment Portfolio
--------------------

     The maturity distribution using book value including accretion of discounts and the amortization of premiums and approximate yield of investment securities at December 31, 1995 is presented in the following table. Tax equivalent yield basis was not used. Approximate yield was calculated using a weighted average of yield to maturities (in thousands):

                                                     After One But      After Five But
                                Within One Year    Within Five Years   Within Ten Years   After Ten Years
                                ---------------    -----------------   ----------------   ---------------
                                Amount    Yield    Amount    Yield     Amount   Yield     Amount    Yield
                                ------    -----    ------    -----     ------   -----     ------    -----
Held to Maturity:
-----------------
U.S. Treasury and Other U.S.
  Government Agencies          $ 69,109    5.12%  $ 64,779    6.13%      ---      ---       ---       ---
States and Political
  Subdivisions                   12,017    6.01     54,543    5.25     $44,360   5.13%    $4,850(1)  6.74%
Other Investments                  ---      ---       ---      ---        ---     ---      1,358     6.47
                               -----------------  -----------------    ----------------   ----------------
Total Held to Maturity           81,126    5.25    119,322    5.73      44,360   5.13      6,208     6.68
                               -----------------  -----------------    ----------------   ----------------

Available for Sale:  (2)
------------------------
U.S. Treasury and Other U.S.
  Government Agencies            28,225   5.95     110,542    5.76      17,474   5.68       ---      ---
States and Political
  Subdivisions                    1,427   3.72       3,096    3.97         369   3.57        806     4.26
Mortgage-backed Securities (3)    3,401   6.72       3,231    7.15           4   6.19        ---      ---
Corporate Securities               ---     ---           4    5.57         ---    ---        --- (1)  ---
Other Investments                  ---     ---        ---      ---         ---    ---      2,166     2.55
                               ----------------   -----------------    ---------------    -----------------
Total Available for Sale         33,053   5.95     116,873    5.75      17,847   5.63      2,972     3.01
                               ----------------   -----------------    ---------------    -----------------
Total Investment Securities    $114,179   5.45%   $236,195    5.74%    $62,207   5.28%    $9,180     5.50%
                               ================   =================    ===============    =================

(1)  Represents investments with no stated maturity date.
(2) Average yields on investment securities available for sale have been calculated based on amortized cost.
(3) Mortgage-backed maturities which have prepayment provisions are assigned to maturity categories based on estimated average lives.

-----------------------------
Investment Portfolio (continued)
--------------------------------

     Book values of investment securities are as follows (in thousands):

                                                    December 31,
                                            ----------------------------
                                            1995        1994       1993
                                            ----        ----       ----
Investments Held to Maturity (at cost):
---------------------------------------
  U.S. Treasury and Federal
    Agency Securities                      $133,888   $150,197   $274,962
  Obligations of states and
    political subdivisions                  115,770    122,716    121,757
  Mortgage-backed securities                  ---        ---       11,104
  Other securities (1)                        1,358      1,260      1,721
                                           -------------------------------
        Total Held to Maturity              251,016    274,173    409,544
                                           -------------------------------
Investments Available for Sale:
-------------------------------
  (December 31, 1995 and 1994, at
  market, December 31, 1993, at
  lower of cost or market):
     U.S. Treasuries and Federal
      Agency Securities                     157,505    193,114     74,808
    Obligations of States and
      Political subdivisions                  5,667      ---         ---
    Corporate securities                          4        915       ---
    Mortgage-backed securities                6,610      7,788      7,819
    Other securities (2)                      2,351        888        496
                                          --------------------------------
        Total Available for Sale            172,137    202,705     83,123
                                          --------------------------------
      Total Investments                    $423,153   $476,878   $492,667
                                          ================================

(1) Includes Federal Reserve Bank Stock and Federal Home Loan Bank securities.

(2)  Includes stocks of business corporations.

     There are no issues included in obligations of state and political subdivisions, which individually or in the aggregate exceed ten percent of shareholders' equity as of December 31, 1995.

Loan Portfolio
--------------

     Loans outstanding are as follows (in thousands):

                                                    December 31,
                              ------------------------------------------------------
                                  1995       1994       1993       1992       1991
                                  ----       ----       ----       ----       ----
Loans:
  Commercial                   $172,270   $161,521   $162,859   $167,931   $181,570
  Real Estate--Construction      15,493     24,734     21,181     14,187      7,169
  Real Estate-Mortgage          392,681    358,540    342,173    333,159    303,275
  Installment                   277,934    241,441    228,906    203,799    203,448
                              ------------------------------------------------------
    Total loans                $858,378   $786,236   $755,119   $719,076   $695,462
                              ======================================================

     Each bank within the Corporation has its own renewal policies regarding commercial and real estate-construction loans. However, real estate-construction loans are generally not renewed at any bank. Depending on the size of each institution, commercial loans above certain pre-approved dollar limits must be reviewed by the respective credit review committee or senior management prior to extension of maturity dates or rollover of the loan into a

-----------------------------
Loan Portfolio (continued)
--------------------------
new loan. Renewals of commercial loans below specified lending limitations may be approved by the respective bank loan officer.

     The following table presents the approximate maturities of loans other than installment loans and residential mortgages for all affiliate banks as of December 31, 1995 (in thousands):

                                            After one
                           In one year    year through    After five
                             or less       five years       years
                           ------------   ------------    -----------
Commercial                   $86,403        $33,064        $52,803
Real estate:
  Construction                 2,327           ---           6,337
  Other real estate            1,798         17,137         76,174
                            --------       --------      ---------
    Total                    $90,528        $50,201       $135,314
                            ========       ========      =========

Fixed rates                  $37,400        $28,189        $42,993
Variable rates                53,128         22,012         92,321
                            --------       --------      ---------
    Total                    $90,528        $50,201       $135,314
                            ========       ========      =========

     WesBanco Bank Wheeling, which has approximately 41% of consolidated gross loans have a practice of originating most commercial loans and real estate construction loans on a demand basis. Most of these loans do not require formal repayment terms other than monthly interest payments. There is no significant impact on cash flows since these loans are monitored on a regular basis and principal repayments, if not made by borrowers, are requested. WesBanco banks follow lending policies which require substantial down payments along with current market appraisals on the collateral when the loans are originated. The majority of their loans are either secured by deeds of trust on real property, security agreements on personal property, insurance contracts from independent insurance companies or through marketable securities.

     All affiliate banks generally recognize interest income on the accrual basis, except for certain loans which are placed on a nonaccrual status, when in the opinion of management, doubt exists as to collectability. All banks must conform to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency Policy which states that banks may not accrue interest on any loan on which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on a nonaccrual status, interest income may be recognized as cash payments are received.

-----------------------------
Loan Portfolio (continued)
--------------------------

     Non-performing assets and secured loans which are in the process of collection but are contractually past due 90 days or more as to interest or principal, are as follows (in thousands):

                                              December 31,
                         ---------------------------------------------------
                              1995      1994      1993      1992       1991
                         ---------------------------------------------------
Nonaccrual:
  Installment              $    59    $   12   $   124   $   181    $   145
  Commercial                 3,467     6,766     9,496     5,818      7,646
  Mortgage                   1,673     1,301     1,446     1,573      2,295
                          --------------------------------------------------
                             5,199     8,079    11,066     7,572     10,086
                          --------------------------------------------------
Renegotiated and other
  impaired loans:
  Installment                    9       --        --         41          8
  Commercial                 1,347        23        80     3,938      4,507
  Mortgage                     736        81        88       108        888
                          --------------------------------------------------
                             2,092       104       168     4,087      5,403
                          --------------------------------------------------
Total non-performing loans   7,291     8,183    11,234    11,659     15,489
                          --------------------------------------------------
Other Real Estate Owned:
  (Including in-substance
  foreclosures)              4,137       612       801       629        862
                          --------------------------------------------------
    Total non-performing
      assets               $11,428   $ 8,795   $12,035   $12,288    $16,351
                         ===================================================

Percentage of non-
  performing assets to
  loans outstanding            1.3%      1.1%      1.6%      1.7%       2.4%
                          ===================================================
Past Due 90 Days or More:
  Installment              $   863   $   944   $   857   $ 1,071    $   880
  Commercial                   916       923       754     1,593        524
  Real Estate                1,227       659       939       547      2,136
                         ----------------------------------------------------
                           $ 3,006   $ 2,526   $ 2,550   $ 3,211    $ 3,540
                         ====================================================


     On January 1, 1995, WesBanco adopted FAS No. 114 (as amended by FAS No.
118), "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when it is probable that the lender will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At December 31, 1995, impaired loans totaled $7,291,000, which included all nonperforming loans.

     Nonaccrual loans decreased by $2,880,000 to $5,199,000 as of December 31, 1995, compared to the same period in 1994, primarily due to the reclassification of a commercial real estate loan to other real estate owned. The action was taken on November 1, 1995 by an affiliate through a transfer by deed in-lieu of foreclosed commercial property. Contributing to the increase in renegotiated loans during 1995 were certain performing loans classified as

-----------------------------
Loan Portfolio (continued)
--------------------------


impaired, in accordance with FAS No. 114. The 1994 decline in nonaccrual loans was the result of a commercial real estate loan which was taken off of nonaccrual status. During 1993, nonaccrual loans increased by $3,494,000 to $11,066,000, while renegotiated loans declined by $3,878,000 to $168,000.
The change between these categories was caused by a reclassification of a renegotiated loan totaling $3,823,000 to nonaccrual status during 1993. Nonaccrual and renegotiated loans declined $3,830,000 during 1992, primarily due to a borrower's improved business operation and increased debt service ability, justifying a renewed extension of credit at market terms and condition. Nonaccrual loans are generally secured by collateral believed to have adequate market values to protect the Corporation from significant losses.

     In accordance with FAS No. 114, a loan is classified as an in-substance foreclosure when the Corporation has taken possession of the collateral. Loans previously classified as in-substance foreclosure but for which the Corporation has not takenpossession of the collateral have been reclassified to loans. The reclassifications have not significantly impacted the Corporation's financial condition. Management continues to monitor non-performing assets to ensure against deterioration in collateral values.

Summary of Loan Loss Experience
-------------------------------

     The historical relationship between average loans, loan losses and recoveries and the provision for possible loan losses is presented in the following table (in thousands):

                                      1995      1994      1993     1992      1991
                                      ----      ----      ----     ----      ----
Beginning balance -
  Reserve for possible loan losses  $12,317   $11,851   $10,638  $ 9,794   $ 9,120
  Reserve for purchased affiliate       ---       ---       ---       62       ---
Loans charged off:
  Commercial                          1,090     4,521     1,187    1,785     1,413
  Real Estate - Mortgage                220       524       183      266       242
  Installment                         1,608       995     1,255    1,217     1,120
                                    -----------------------------------------------
    Total loans charged off           2,918     6,040     2,625    3,268     2,775
                                    -----------------------------------------------
Recovery of loans previously
    charged off:
  Commercial                            204       171       184      436       114
  Real Estate - Mortgage                 97        25        36       38       145
  Installment                           277       255       389      297       227
                                    -----------------------------------------------
    Total recoveries                    578       451       609      771       486
                                    -----------------------------------------------
    Net loans charged off             2,340     5,589     2,016    2,497     2,289
                                    -----------------------------------------------
Additions to reserve charged to
  operating expense                   2,770     6,055     3,229    3,279     2,963
Ending balance -                    -----------------------------------------------
  Reserve for possible loan losses  $12,747   $12,317   $11,851  $10,638   $ 9,794
                                    ===============================================
Ratio of net loans charged off to
  average loans outstanding for
  the period                           .29%      .76%      .28%     .36%      .35%
                                    -----------------------------------------------
Ratio of the reserve for possible
  loan losses to loans outstanding
  at the end of the period            1.50%     1.59%     1.59%    1.50%     1.43%
                                    -----------------------------------------------

-----------------------------

     The amount charged to earnings is based on periodic management evaluation of the loan portfolio as well as prevailing and anticipated economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.

Allocation of the Reserve for Possible Loan Losses
--------------------------------------------------
     The following represents the allocation of the reserve for possible loan losses (dollars in thousands):

                                                            December 31,
                                --------------------------------------------------------------
                                    1995             1994            1993            1992
                                --------------------------------------------------------------
                                       % of             % of            % of             % of
                                Amount Loans     Amount Loans    Amount Loans     Amount Loans
                                ------------     ------------    ------------     ------------
Specific Reserves:
  Commercial and Unallocated    $10,110   20%    $10,129   20%   $10,068   21%    $ 8,424   23%
  Real Estate-Construction        ---      2       ---      3       ---     3       ---      2
  Real Estate-Mortgage              977   46         691   46        573   45         870   46
  Installment                     1,660   32       1,497   31      1,210   31       1,344   29
                                ---------------------------------------------------------------
    Total                       $12,747  100%    $12,317  100%   $11.851  100%    $10,638  100%
                                ===============================================================

     WesBanco has allocated the reserve for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing loans, local economic conditions and management experience.

     Management deems the reserve for loan losses at December 31, 1995 to be adequate.

Risk Elements
-------------

     The Corporation has historically maintained a reserve for possible loan losses which is greater than actual charge-offs. Charge-offs for the year 1996 are anticipated to be within the historical ranges as detailed in the summary of loan loss experience.

     Management maintains loan quality through monthly reviews of past due loans, and a quarterly review of significant loans which are considered by affiliate bank personnel to be potential problem loans. Periodic review of other significant loans are completed by personnel independent of the loan function.

     There are no significant loans made to customers outside the general market area of each affiliate bank. At times, in order to maintain loan volumes, loans are purchased from correspondent banks. These loans aggregate less than $9,000,000 as of December 31, 1995. Each bank within the Corporation follows its usual loan analysis procedures before a determination is made to purchase loans from correspondent banks.

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

-----------------------------
Short-Term Borrowings
---------------------

     Securities sold under agreement to repurchase have maturities which range between one day and one year. The following table presents short-term liabilities for the years ended December 31 (dollars in thousands):

                                             1995      1994     1993
                                             ----      ----     ----
    Securities sold under agreement
      to repurchase:
    Outstanding at year end                $70,091   $65,435   $49,996
    Average daily outstanding               54,791    51,068    52,331
    Maximum outstanding at any month end    70,091    66,286    65,587
    Average interest rate:
      During year                            5.17%     3.47%     3.26%
      At year end                            5.45%     4.37%     3.13%


Return on Equity and Assets
---------------------------

     The following financial ratios are presented:


                                              1995      1994     1993
                                              ----      ----     ----
    Net income to:
      Average total assets                    1.35%     1.17%    1.34%
      Average shareholders' equity           11.12%     9.99%   11.70%
      Average shareholders' equity and
        redeemable preferred stock           11.00%     9.88%   11.56%
    Dividend payout percentage
      (cash dividends, including those of
      pooled banks, divided by net income)   44.75%    47.07%   36.83%

    Equity to assets (average equity
      divided by average assets)             12.15%    11.72%   11.43%
    Equity and redeemable preferred
      stock to assets (average equity
      and redeemable preferred stock
      divided by average assets)             12.27%    11.86%   11.57%


Item 2.  Properties
-------------------

     The Registrant's affiliates generally own their respective banking offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective West Virginia bank offices are located in downtown Wheeling, Follansbee, Wellsburg, New Martinsville, Sistersville, Elizabeth, Charleston, Sissonville, Parkersburg, Kingwood, Fairmont, Shinnston, Bridgeport and Masontown. The Ohio bank offices are located in Barnesville, Bethesda, Woodsfield and Beallsville. Consolidated investment in net bank premises and equipment at December 31, 1995 was $23,026,000.

     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Wheeling. The building contains approximately 100,000 square feet.

Item 3.  Legal Proceedings
--------------------------

     WesBanco, Inc. and its affiliates are involved in various legal proceedings presently pending which are incidental to the business of banking in which they are engaged. These proceedings are pending in various jurisdictions in which WesBanco, Inc. and its subsidiaries are engaged in business. Based on the information which has been developed in such proceedings as of the date hereof, and available to the Corporation, management does not believe that any of such proceedings involve claims for damages expose it to a material liability on a consolidated basis.

     In addition to the foregoing, the Corporation has recently been advised of a newly filed matter. On February 23, 1996, WesBanco Bank Wheeling, a subsidiary banking corporation, was served with a Complaint filed in the Circuit Court of Ohio County, West Virginia, styled Joseph Tankovits III v. Lee J. Glessner, et al., under Civil Action No. 96-C-59(W). This suit was filed by a beneficiary of a testamentary trust and an inter vivos trust against the Bank in its capacity as Co-Trustee of two trusts. The Complaint alleges numerous counts against the bank and two Co-Executors of an estate, including breach of fiduciary duty of care, self-dealing and breach of fiduciary duty of loyalty, negligence and a punitive damage claim based on an undefined theory of an intentional tort. The Complaint also asserts additional counts against the two Co-Executors, including intentional interference with a testamentary bequest, conversion and fraud in which the Bank is not a named defendant. The prayer of the Complaint seeks compensatory and punitive damages against the defendants in the amount of $10,000,000, among other relief sought.

     The case arises from the administration of an estate and the funding of certain trusts, an inter vivos trust and a testamentary trust, which were to be funded from the distribution of the assets of the estate upon the termination of the administration of the estate. Since the estate consists primarily of closely held stock, the Co-Executors of the estate elected a deferred and installment payment of the Federal Estate Tax liabilities which are being paid over a combined 15 year period. This 15 year period continues to run. While the estate is in administration, no assets have been distributed by the Co-Executors to the Bank and, accordingly, the Bank has undertaken no fiduciary responsibilities with respect to the testamentary trust or the inter vivos trust, other than to receive certain life insurance proceeds which were paid to it at the time of the death of the decedent. No claim has been asserted against the Bank with respect to its administration of the life insurance proceeds received and subsequently administered by the Bank.

     It is uncertain as to how the Plaintiff can successfully argue that the Bank has a fidicuary duty with respect to assets which have not yet been distributed to it. It is also uncertain at this time as to how the Plaintiff can assert a breach of a fiduciary duty in the administration of the estate since the bank was neither a named fiduciary, nor has the bank subsequently qualified as a fiduciary with respect to the administration of the estate. Based on the allegations of the Complaint, the Bank is unable to determine the source of the Bank's legal duty to the Plaintiff which is alleged in the Complaint. The Bank intends to vigorously defend the action.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
--------------------------------------------------------------------------
Matters
-------
     (a)  Approximate Number of Security Holders
     -------------------------------------------
     Set forth below is the approximate number of holders of record of the Registrant's equity securities as of February 29, 1996.

          Title of Class                           Number
          --------------                           ------
          Common Stock ($2.0833 Par Value)          3,863

     The number of holders listed above does not include WesBanco, Inc. employees who have had stock allocated to them through the Employee Stock Ownership Plan. All WesBanco employees who meet the eligibility requirements of the ESOP are included in the Plan.

                                 PART III

Item 10.  Executive Officers of the Corporation
-----------------------------------------------

Name                       Age          Position
----                       ---          --------
James C. Gardill            49     Chairman of the Board
Robert H. Martin            62     Vice Chairman
Edward M. George            59     President and Chief Executive
                                     Officer
Paul M. Limbert             48     Executive Vice President and
                                     Chief Financial Officer
Dennis P. Yaeger            45     Executive Vice President and
                                     Chief Operating Officer
Robert V. Aiken             59     Senior Vice President-Loan
                                     Administration
John W. Moore, Jr.          47     Senior Vice President-Human
                                     Resources
Jerome B. Schmitt           46     Senior Vice President-
                                     Investments
Larry L. Dawson             49     Vice President
Jerry A. Halverson          59     Vice President
Albert A. Pietz, Jr.        63     Vice President
Edward G. Sloane            57     Vice President-Data Processing


     Mr. Aiken was appointed Senior Vice President-Loan Administration on April 14, 1995. Prior to that time, Mr. Aiken served as Executive Vice President and Manager of Retail Banking at PNC Bank, N.A., Harrrisburg, Pennsylvania. Prior to serving in that capacity, Mr. Aiken was Chairman, President and CEO of the Hershey Bank, Hershey, Pennsylvania, a PNC affiliate.

     Mr. Martin was appointed Vice Chairman of the Corporation on February 28, 1994. Prior to that time, Mr. Martin was Chairman of the Board of First Fidelity Bancorp, Inc. since 1986.

     Each of the remaining officers listed above have been an Executive Officer of the Corporation or one of its subsidiaries during the past five years.

                                  PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
     (a)  Certain documents filed as part of the Form 10-K
     ------------------------------------------------------
     (1)   Financial statements of consolidated subsidiaries       Page(s)
           engaged in the business referred to in Rule 3-05        -------
           of Regulation S-X have been omitted since they are not individually or in the aggregate required pursuant to such Rule.

           Consolidated Balance Sheet as of December 31,              33
           1995 and 1994.

           Consolidated Statements of Income for the years            34
           ended December 31, 1995, 1994 and 1993.

           Consolidated Statements of Changes in Shareholders'        35
           Equity for the years ended December 31, 1995, 1994 and 1993.

           Consolidated Statement of Cash Flows for the years         36
           ended December 31, 1995, 1994 and 1993.

           Notes to Consolidated Financial Statements                 37-48

           Report to Independent Accountants - Price                  98
           Waterhouse, LLP

           Report of Independent Accountants - Ernst &                99
           Young, LLP

     (b)   Reports on Form 8-K
     --------------------------

           A Form 8-K was filed on November 15, 1995 during the three months ended December 31, 1995, to announce WesBanco's redemption of its Series A, 8% Cummulative Preferred Stock of which there were 9,925 shares outstanding.

     (c)   Exhibits required by Item 601 of Regulation S-K
     -----------------------------------------------------

Exhibit          Title                                              Page(s)
-------          -----                                              -------
 3.1     Articles of Incorporation of WesBanco, Inc. (2) (3)           *

 3.2     Amended Bylaws of WesBanco, Inc. (1)                          *

 4       Specimen Certificate of WesBanco, Inc. Common Stock (2)       *


                                   19

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
--------------------------------------------------------------------------
(continued)
-----------
     (c)  Exhibits required by Item 601 of Regulation S-K (continued)
     ----------------------------------------------------------------

Exhibit           Title                                             Page(s)
-------           -----                                             -------
11       Computation of Earnings Per Share                             22

12       Ratio of Earnings to Combined Fixed Charges and               23
         Preferred Stock Dividends

13       1995 Annual Report to Shareholders                           24-63
         The Financial Statements, together with the report
         thereon of Price Waterhouse, LLP dated January 25, 1996,
         except as to Note 19, which is as of February 9,  1996,
         appearing on page 21, Management Discussion and Analysis
         of the Consolidated Financial Statements appearing on pages
         26-33 and the subsidiaries of WesBanco appearing on page 36 of the accompanying 1995 Annual Report to Shareholders are incorporated by reference in the Form 10-K Annual Report.
         With the exception of the aforementioned information, the
         1995 Annual Report is not to be deemed filed as part of
         this report.  Financial statement schedules not included
         in this Form 10-K Annual Report have been omitted because
         they are not applicable or the required information is
         shown in the Financial Statements or notes thereto.


21       Subsidiaries of the Registrant (5)                               *

22       Proxy Statement for the Annual Shareholders' meeting           64-95
         held April 17, 1996

24       Power of Attorney                                              96-97

27       Financial Data Schedule                                          *

99.1     Accountants Report dated January 25, 1996, except as             98
         to Note 19, which is as of February 9,  1996 on WesBanco,
         Inc. Financial Statements for the three years ended
         December 31, 1995

99.2     Accountants Report dated February 16, 1994 on First              99
         Fidelity Bancorp, Inc. Financial Statements for the
         year ended December 31, 1993

99.3     Press release announcing the signing of a definitive Agreement    *
         and Plan of Merger providing for the merger of Bank of Weirton with WesBanco Bank Wheeling, an affiliate of WesBanco, Inc. (4)



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

(4) This exhibit is being incorporated by reference with respect to a prior Form 8-K dated February 9, 1996, which was filed by the Registrant with the Securities and Exchange Commission on February 21, 1996.

(5)  Included in 1995 Annual Report to Shareholders.

                                  SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1996.

                                     WESBANCO, INC.


                                         /s/ Edward M. George
                                     By:________________________________________
                                         Edward M. George
                                         President and Chief Executive Officer



                                        /s/ Paul M. Limbert
                                    By:________________________________________
                                        Paul M. Limbert
                                        Executive Vice President and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 18, 1996.

                                        /s/ James C. Gardill
                                    By:_________________________________________
                                        James C. Gardill
                                        Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

Gilbert S. Bachmann
Charles J. Bradfield
Ray A. Byrd
H. Thomas Corrie
Christopher V. Criss                       /s/ James C. Gardill
Stephen F. Decker                      By:_____________________________
Edward M. George                           James C. Gardill
Roland L. Hobbs                            Attorney-in-fact
Frank R. Kerekes
Walter Knauss, Jr.
Robert H. Martin
Joan C. Stamp
Carter W. Strauss
Thomas L. Thomas, M.D.
John A. Welty
William E. Witschey