Form 10-Q
period 1996-03-31
WESBANCO INC
filed 1996-05-14
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 FORM 10-Q

(Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----- SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                -----------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---- SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-8467
                       ------

                             WESBANCO, INC.
                           ----------------
           (Exact name of registrant as specified in its charter)

          West Virginia                              55-0571723
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)



  1 Bank Plaza, Wheeling, WV                        26003
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

                                   304-234-9000
                ----------------------------------------------------
                (Registrant's telephone number, including area code)


                                Not Applicable
               ---------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X    No
                                                       ---      ---
                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at April 30, 1996, 8,469,573 shares.



                                  1 of 16

PART 1 - FINANCIAL INFORMATION
- ------------------------------
   Consolidated Balance Sheets at March 31, 1996 (unaudited) and December 31, 1995, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited) are set forth on the following pages. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended
March 31, 1996 are not necessarily indicative of what results will be for the entire year. For further information, refer to the Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

   Earnings per share for the three months ended March 31, 1996 and 1995 were computed by dividing net income less preferred stock dividends and discount accretion, where applicable, by the weighted average number of common shares outstanding during the period. Effective November 15, 1995 WesBanco redeemed its Series A 8% Cumulative Preferred stock. Prior to redemption, preferred stock dividends were cumulative and payable quarterly at an annual rate of $15.20 per share. The fully dilutive effect of preferred stock for the three months ended March 31, 1995 was less than 3%.


                                 2
<PAGE 3>



                                WESBANCO, INC.
                          CONSOLIDATED BALANCE SHEET
                            (dollars in thousands)


                                                  March 31,      December 31,
                                                    1996             1995
                                                ------------     ------------
                                                 (Unaudited)

     ASSETS

Cash and due from banks                         $   48,186        $   49,008
Due from banks - interest bearing                      297               301
Federal funds sold                                   6,225            14,230
Investment securities (Note 1)                     432,368           423,153
Loans-net (Notes 2 and 3)                          842,870           837,821
Bank premises and equipment - net                   23,327            23,026
Accrued interest receivable                         11,898            11,020
Other assets                                        14,894            13,234
                                                ----------        ----------
     TOTAL ASSETS                               $1,380,065        $1,371,793
                                                ==========        ==========
     LIABILITIES

Deposits:
  Non-interest bearing demand                   $  123,800        $  127,168
  Interest bearing demand                          246,931           252,950
  Savings deposits                                 279,053           278,821
  Certificates of deposit                          468,324           456,534
                                                 ---------         ---------
    Total deposits                               1,118,108         1,115,473
Federal funds purchased and repurchase
  agreements                                        67,837            70,457
Short-term borrowings                                6,962             1,402
Dividends payable                                    2,204             2,126
Accrued interest payable                             6,256             6,744
Other liabilities                                    8,232             5,551
                                                 ---------         ---------
     TOTAL LIABILITIES                           1,209,599         1,201,753

     SHAREHOLDERS' EQUITY

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                 ---               ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                           18,087            18,087
Capital surplus                                     25,758            25,758
Market value adjustment on investments
  available for sale - net of tax effect              (725)              849
Retained earnings                                  134,230           131,527
Less:  Treasury stock at cost (211,031
       and 186,131 shares, respectively)            (5,719)           (5,038)
                                                  --------          --------
                                                   171,631           171,183

Deferred benefits for employees and directors       (1,165)           (1,143)
                                                  --------          --------
     TOTAL SHAREHOLDERS' EQUITY                    170,466           170,040
                                                  --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                     $1,380,065        $1,371,793
                                                ==========        ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               WESBANCO, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
           (in thousands, except share and per share amounts)


                                                 For the three months
                                                     ended March 31,
                                                ------------------------
                                                  1996           1995
                                                ---------     ----------


INTEREST INCOME:
  Interest and fees on loans                    $  18,684     $  16,704
  Interest on investment securities                 6,020         6,610
  Other interest income                               244           298
                                                ---------     ---------
    Total interest income                          24,948        23,612
                                                ---------     ---------
INTEREST EXPENSE:
  Interest on deposits                              9,680         9,137
  Interest on other borrowings                        901           746
                                                ---------     ---------
    Total interest expense                         10,581         9,883
                                                ---------     ---------
    NET INTEREST INCOME                            14,367        13,729

Provision for possible loan losses                    864           377
                                                ---------     ---------
    NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                       13,503        13,352
                                                ---------     ---------
OTHER INCOME:
  Trust fees                                        1,471         1,295
  Service charges and other income                  1,400         1,459
  Net securities transaction gains                     86           106
                                                ---------     ---------
    Total other income                              2,957         2,860
                                                ---------     ---------
OTHER EXPENSES:
  Salaries, wages and fringe benefits               5,205         5,284
  Premises and equipment - net                      1,309         1,173
  Other operating                                   2,853         3,134
                                                ---------     ---------
    Total other expenses                            9,367         9,591
                                                ---------     ---------
Income before provision for income taxes            7,093         6,621
  Provision for income taxes (Note 5)               2,188         1,963
                                                ---------     ---------
    NET INCOME                                  $   4,905     $   4,658
                                                =========     =========
Preferred stock dividends and discount
  accretion                                         ---       $      46
                                                              =========
Net income available to common
  shareholders                                  $   4,905     $   4,612
                                                =========     =========
Earnings per share of common stock              $     .58     $     .54
                                                =========     =========
Average outstanding shares of common
  stock                                         8,480,550     8,509,821
                                                =========     =========
Dividends declared per share of
  common stock                                  $     .26     $     .23
                                                =========     =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  WESBANCO, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)


                                            For the three months ended
                                                     March 31,
                                            --------------------------
                                                1996            1995
                                            -----------     ----------


Total Shareholders' Equity
Balance, beginning of period                 $170,040         $156,630
                                             --------         --------
Net Income                                      4,905            4,658

Cash dividends:
  Common                                       (2,203)          (1,957)
  Preferred                                                        (38)

Accretion of preferred stock                      ---               (8)

Net purchase of treasury shares                  (681)             (51)

Change in market value adjustment on
  investments available for sale-net
  of tax effect                                (1,574)           2,470

Change in deferred benefits for employees
  and directors                                   (21)            (312)
                                            ----------        ---------
Net change in Shareholders' Equity                426            4,762
                                            ----------        ---------
Total Shareholders' Equity
Balance, end of period                       $170,466         $161,392
                                            ==========       ==========













The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.





                                  WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)



                                              For the three months ended
                                                         March 31,
                                              --------------------------
                                                  1996           1995
                                              ----------      ----------
Cash flows from operating activities:

Net income                                       $ 4,905        $ 4,658
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                     566            489
    Provision for possible loan losses               864            377
    Net amortization and accretion                   602            956
    Gain on sales of investment securities           (86)          (106)
    Deferred income taxes                           (125)          (119)
    Other - net                                        4              7
    Increase or decrease in assets and
      liabilities:
        Interest receivable                         (878)            15
        Other assets                                (888)        (1,419)
        Interest payable                            (488)          (101)
        Other liabilities                          3,021          2,244
                                                ---------      ---------
Net cash provided by operating activities          7,497          7,001
                                                ---------      ---------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                      (6,378)        (3,234)
      Proceeds from maturities and calls          29,456         17,977
    Investment securities available for sale:
      Payments for purchases                     (58,846)
      Proceeds from sales                         15,234         12,307
      Proceeds from maturities, calls
        and prepayments                            8,211          8,142
    Net increase in loans                         (5,903)        (8,927)
    Purchases of premises and equipment-net         (868)          (703)
                                               ----------     ----------
Net cash provided (used) by investing
    activities                                   (19,094)        25,562
                                               ----------     ----------
Financing activities:
    Net increase in certificates of deposit       11,790         19,481
    Net decrease in demand and savings accounts   (9,155)       (28,086)
    Decrease in federal funds purchased
      and repurchase agreements                   (2,619)       (16,113)
    Increase (decrease) in short-term
      borrowings                                   5,560         (2,041)
    Dividends paid                                (2,125)        (1,909)
    Net purchases of treasury stock                 (681)           (51)
                                               ----------     ----------
Net cash provided (used) by financing
  activities                                       2,770        (28,719)
                                               ----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                     (8,827)         3,844

Cash and cash equivalents at beginning of
  period                                          63,238         65,013
                                                --------       --------
Cash and cash equivalents at end of period       $54,411        $68,857
                                                ========       ========



For the three months ended March 31, 1996 and 1995, WesBanco paid
$11,069 and $9,985 in interest on deposits and other borrowings and $0 and $30 for income taxes, respectively.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  WESBANCO, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in thousands)


NOTE 1 - INVESTMENT SECURITIES:

                                                  March 31,     December 31,
                                                    1996           1995
                                                -------------  -------------
                                                 (Unaudited)
Investments Held to Maturity (at cost):
    U.S. Treasury and Federal
      Agency securities                          $108,298         $133,888
    Obligations of states and
      political subdivisions                      117,653          115,770
    Other debt securities                           1,700            1,358
                                                ---------        ---------
      Total Held to Maturity (market value
        of $228,621 and $253,831, respectively)   227,651          251,016
                                                ---------        ---------
Investments Available for Sale (at market):
    U.S. Treasury and Federal
      Agency securities                           146,847          157,505
    Obligations of states and
      political subdivisions                       12,570            5,667
    U.S. corporate securities                           5                4
    Mortgage-backed securities                     42,245            6,610
    Other debt and equity securities                3,050            2,351
                                                ---------        ---------
      Total Available for Sale                    204,717          172,137
                                                ---------        ---------
      Total Investment Securities                $432,368         $423,153
                                                =========        =========

NOTE 2 - LOANS:
- ---------------


                                                  March 31,    December 31,
                                                    1996          1995
                                                 -----------  -------------
                                                 (Unaudited)

Loans:
    Commercial                                   $167,972        $172,270
    Real Estate-Construction                       16,226          15,493
    Real Estate-Mortgage                          393,269         392,681
    Installment                                   284,906         277,934
                                                 --------        --------
      Total Loans                                 862,373         858,378
                                                 --------        --------
Deduct:
    Unearned income                                (6,317)         (7,810)
    Reserve for possible loan losses (Note 3)     (13,186)        (12,747)
                                                 ---------       ---------
      Net Loans                                  $842,870        $837,821
                                                 =========       =========


- --------------------------

           Impaired loans are as follows:


                                            March 31,     December 31,
                                              1996            1995
                                           ----------    --------------

Nonaccrual                                  $4,982            $5,199
Renegotiated and other                       2,642             2,092
                                            -------          --------
    Total impaired loans                    $7,624            $7,291
                                            =======          ========

   Related reserves for possible loan losses on impaired loans were $176 and $334 as of March 31, 1996 and December 31, 1995, respectively.

   The average balances of impaired loans during the periods ended
March 31, 1996 and December 31, 1995 were approximately $7,624 and $6,773, respectively. For the periods ended March 31, 1996 and December 31, 1995, the interest income recognized on impaired loans did not have a material effect on the results of operations.



NOTE 3 - RESERVE FOR POSSIBLE LOAN LOSSES:
- ------------------------------------------
(Unaudited)

                                                     For the three months
                                                       ended March 31,
                                                     ---------------------
                                                        1996         1995
                                                     ---------     ----------
Balance at beginning of period                        $12,747       $12,317

Recoveries credited to reserve                            121           230

Provision for possible loan losses                        864           377

Losses charged to reserve                                (546)         (334)
                                                      --------      --------
Balance at end of period                              $13,186       $12,590
                                                      ========      ========


NOTE 4 - ADOPTION OF NEW ACCOUNTING STANDARD: (unaudited)
- ----------------------------------------------

   The Corporation adopted FAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," on January 1,

- ---------------------------------------------------------

1996. Under the new standard, assets are to be reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the sum of expected future cash flows from an impaired asset, on a discounted basis, is less than the asset's carrying amount. The adoption of FAS No. 121 did not have a material impact on the Corporation's financial position or results of operations.


NOTE 5 - INCOME TAXES: (Unaudited)
- ----------------------

   A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:


                                                     For the three months
                                                        ended March 31,
                                                 ---------------------------
                                                       1996        1995
                                                 ------------   ------------
Federal statutory tax rate                        $2,482  35%    $2,317  35%
Tax-exempt interest income from
  securities of states and political
  subdivisions                                      (571) (9)      (571) (9)
State income tax - net of federal
  tax effect                                         208   3        185   3
All other - net                                       69   2         32   1
                                                 ------------   ------------
Effective tax rate                                $2,188  31%    $1,963  30%
                                                 ============   ============


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ---------------------------------------------------------------
RESULTS OF OPERATIONS (Dollars in thousands except per share amounts)
- ---------------------

Financial Condition
- -------------------

   Total assets of WesBanco as of March 31, 1996 were $1,380,065 as compared to $1,371,793 as of December 31, 1995.

   Investment securities increased by $9,215 between March 31, 1996 and December 31, 1995. During the period, maturities, calls, prepayments and sales aggregated $52,901, while investment purchases totaled $65,224. Investment purchases consisted primarily of mortgage-backed securities, which represented a yield advantage over other investments during the first quarter of 1996.

   The market value adjustments, before tax effect, in the available for sale investment portfolio resulted in unrealized net losses of $1,193 and unrealized net gains of $1,392 on available for sale securities as of March 31, 1996 and December 31, 1995, respectively. These adjustments represent market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.

   Net loans increased $5,049 or .6% between March 31, 1996 and December 31, 1995. Overall loan growth was primarily attributable to the installment loan portfolio. During the first quarter of 1996 and throughout 1995, WesBanco experienced steady growth in this area as a result of offering attractive rates on automobile loans.

   Total deposits increased $2,635 between March 31, 1996 and December 31, 1995. The deposit increase, which occurred primarily in certificates of deposit, can be attributed to the new retail banking program called "Good Neighbor Banking." The program is designed to build customer relationships by offering a series of pricing bonuses, which vary according to the customer's number of qualifying services. This relationship building is key to long term growth and customer profitability. There was also a shift in deposit mix from demand deposits, which decreased $9,387 or 2.5% during the three month period between March 31, 1996 and December 31, 1995, to certificates of deposit, which increased $11,790 or 2.6% during the same period. The shift to certificates of deposit from demand deposits reflect the customer's preference for higher-yielding products. The certificate of deposit increase occurred primarily in the Good Neighbor Banking products which offer a tiered pricing structure based on balance and number of qualifying services.

Comparison of the three months ended March 31, 1996 and 1995
- ------------------------------------------------------------
Earnings Summary
- ----------------

   Net income for the three months ended March 31, 1996 was $4,905, a 5.3% increase over the same period in 1995. Earnings per share of common stock for the three months ended March 31, 1996 and 1995 were $.58 and $.54 respectively. Net income increased primarily due to an increase in net interest income, a decrease in overhead expenses and an increase in trust fees for the three months ended March 31, 1996 as compared to March 31, 1995.

   Return on average assets was 1.42% and 1.40% for the three months ended March 31, 1996 and 1995, respectively. Return on average equity was 11.51% compared to 11.72% for the three months ended March 31, 1996 and 1995, respectively.

Net Interest Income
- -------------------

   Net interest income for the three months ended March 31, 1996 increased $638 or 4.6% over the same period for 1995. The increase resulted from a
 .1% increase in the net tax equivalent yield combined with volume growth in both average earning assets of $30,700 or 2.5% and interest bearing liabilities of $45,331 or 4.4%. Average earning assets increased primarily due to loan growth. As interest rates generally declined during 1995, lower rates on mortgage and consumer loans contributed to a 9.3% increase in average loans. During the three months ended March 31, 1996, most banks' primary lending rates averaged 8.3% compared to 8.8% for the corresponding period in 1995. Average interest bearing liabilities increased primarily due to growth in certificates of deposit and repurchase agreements.

   Net tax equivalent yield increased to 4.8% from 4.7% for the three months ended March 31, 1995. The increase in the net yield was due to a shift in the mix of assets from investment securities to higher-yielding loans as well as a reduction of interest rates on demand and savings products in January 1996.

Interest Income
- ---------------

   Total interest income increased $1,336 or 5.6% between the three month periods ended March 31, 1996 and 1995. Interest and fees on loans increased $1,980 or 11.9% primarily due to both an increase in the average rates earned and the average balance of loans outstanding. Average rates earned on loans increased approximately .20% and average loan balances increased by approximately $71,803 or 9.3%. Interest on taxable investments decreased $590 or 11.9%. The decline was due to a decrease in the average outstanding balance of approximately $44,913, partially offset by an increase in the average yield of .08% between the three month period ending March 31, 1996 and 1995. The decrease in taxable investments resulted from the funding of excess loan demand with scheduled investment maturities. Matured, called or sold investment securities represent a primary source of liquidity. Interest earned on nontaxable investments remained stable. Increases in the average balance of this type of investment approximated $5,881 while the average yield declined .25%.

Interest Expense
- ----------------

   Total interest expense increased $698 or 7.0% between the three month periods ended March 31, 1996 and 1995. Interest expense on deposits increased $543 or 5.9% during the period as the average rate on interest-bearing deposits increased to 3.9% from 3.8% and average interest-bearing deposit balances increased by approximately $20,516.
The increase in average
interest-bearing deposit balances resulted from growth in certificates of deposit of $42,111. Customers were attracted to the higher-yielding certificate of deposit products and the introduction of the Good Neighbor Banking Program in the fourth quarter of 1995. Interest expense on certificates of deposit increased $1,209 or 23% reflecting this growth in average balances. Interest expense on interest bearing demand deposits decreased $322 or 17.7% primarily due to a decrease in the average balances of approximately $6,716 and a decrease in the average rates of .44%. Interest on savings accounts decreased $344 or 16.4% primarily due to a decrease in the average balances of $14,878 combined with a .33% average rate decrease. Interest on other borrowings, which primarily includes repurchase agreements, increased $155 or 21% due to an increase in average balances outstanding of $24,814. Rates paid on repurchase agreements closely follow the direction of interest rates in the federal funds market.

Provision for Possible Loan Losses
- ----------------------------------

   The provision for possible loan losses increased due to an increase in net charge-offs and due to management's evaluation of the credit risk in the loan portfolio and analysis of underlying collateral value. Net charge-offs increased to $425 as of March 31, 1996 from $104 as of March 31, 1995. The reserve for possible loan losses was 1.54% of total loans as of March 31, 1996 and 1.50% as of December 31, 1995. Nonperforming loans consisting of nonaccrual, renegotiated, and other impaired loans totalled $7,624 or .9% of loans as of March 31, 1996 as compared to $7,291 or .9% as of December 31, 1995, an increase of $333. Other real estate totaled $4,283 as of March 31, 1996, compared to $4,137 as of December 31, 1995. Loans past due 90 days or more increased to $4,821 or .6% of total loans as of March 31, 1996 from $3,006 or .4% of total loans as of December 31, 1995.

   Lending by WesBanco banks is guided by written lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from out of the primary market area.

Other Income
- ------------

   Other income increased $97 or 3.4%. Trust fee income increased $176 primarily due to increases in the market values and new trust business during the first three months of 1996. The market value of trust assets approximated $1,410,007 as of March 31, 1996, an increase of $254,600 or 22% over March 31, 1995. Service charges and other income decreased $59 between the three month periods ended March 31, 1996 and 1995. Net securities transaction gains decreased $20 between the three months ended March 31, 1996 and 1995. In 1995, the Corporation recognized security gains of approximately $85, resulting from a decision to divest an equity position which no longer had a stratgic value.

Other Expenses
- --------------

   Total other expenses decreased $224 or 2.3%.  Salary expense increased
$41 or .9% while employee benefits decreased $121 during this period primarily due to a reduction in pension expense of $192. The reduction of pension expense resulted from an increase in the market value of Pension Plan assets, combined with a change in the method of calculating benefits.
Premise and equipment expense increased $136 or 11.6% due to the installation of a local area network and other technological advancements designed to enhance customer service. Other operating expenses decreased $281 or 9.0% primarily due to a reduction in FDIC insurance expense of $624. However, the decrease was partially offset by the recognition of renovation costs totalling $265, at a nonbank subsidiary of WesBanco Bank Wheeling during the first quarter of 1996. The nonbank subsidiary is comprised of real estate held for resale.

Part II - OTHER INFORMATION
- ---------------------------

Item 1-5 - Not Applicable
- -------------------------

Item 6(a) - Exhibits
- --------------------

     (27)Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
- -------------------------------

     (1)Filed current report on Form 8-K dated February 20, 1996, announcing the signing of a definitive Agreement and Plan of Merger providing for the merger of Bank of Weirton with WesBanco Bank Wheeling, an affiliate of WesBanco, Inc.

     (2)Filed current report on Form 8-K dated April 10, 1996, announcing a change in the Registrant's certifying accountant.

SIGNATURE
- ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WESBANCO, INC.
                                  --------------

       May 13, 1996               /s/  Edward M. George
Date:__________________           _____________________________________
                                  Edward M. George
                                  President and Chief Executive Officer


       May 13, 1996               /s/  Paul M. Limbert
Date:__________________           _______________________________________
                                  Paul M. Limbert
                                  Executive Vice President and
                                  Chief Financial Officer