Form 10-Q
period 1996-06-30
WESBANCO INC
filed 1996-08-14
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-Q

(Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---- SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                ---------------
                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---- SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-8467
                       ------

                            WESBANCO, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

      West Virginia                               55-0571723
- -------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                        26003
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

                                  304-234-9000
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                Not Applicable
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at July 31, 1996, 8,485,818 shares.



                                     1 of 20

PART 1 - FINANCIAL INFORMATION
- ------------------------------

     Consolidated Balance Sheets at June 30, 1996 (unaudited) and

December 31, 1995, Consolidated Statements of Income,

Consolidated Statements of Changes in Shareholders' Equity and

Consolidated Statements of Cash Flows for the six months ended

June 30, 1996 and 1995 (unaudited) are set forth on the following pages.  In the opinion of management of the Registrant, all

adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made.  The results of

operations for the six months ended June 30, 1996 are not

necessarily indicative of what results will be for the entire year.  For further information, refer to the Annual Report to

Shareholders which includes consolidated financial statements and footnotes thereto, WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 and the Form 10-Q filed for the period ended March 31, 1996.

     Earnings per share for the six months ended June 30, 1996 and

1995 were computed by dividing net income less preferred stock dividends and discount accretion, where applicable, by the

weighted average number of common shares outstanding during the period.  Effective November 15, 1995 WesBanco redeemed its Series

A 8% Cumulative Preferred stock.  Prior to redemption, preferred stock dividends were cumulative and payable quarterly at an

annual rate of $15.20 per share.  The fully dilutive effect of preferred stock  for the six months ended June 30, 1995 was less than 3%.

                            WESBANCO, INC.
                       CONSOLIDATED BALANCE SHEET
                         (dollars in thousands)


                                                  June 30,     December 31,
                                                   1996           1995
                                                -----------   --------------
                                                (Unaudited)
     ASSETS

Cash and due from banks                         $   46,984      $  49,008
Due from banks - interest bearing                      297            301
Federal funds sold                                   3,400         14,230
Securities:
  Securities available for sale                    200,093        172,137
  Securities held to maturity (market value
    of $214,783 and $253,831)                      215,463        251,016
                                                 ---------     ----------
      Total securities                             415,556        423,153

Loans:
  Loans (net of unearned income of $4,948
    and $7,810)                                    890,324        850,568
  Less:  Allowance for possible loan losses        (13,348)       (12,747)
                                                 ---------      ---------
      Net loans                                    876,976        837,821
Bank premises and equipment - net                   23,951         23,026
Accrued interest receivable                         10,686         11,020
Other assets                                        18,790         13,234
                                                ----------     ----------
     TOTAL ASSETS                               $1,396,640     $1,371,793
                                                ==========     ==========

     LIABILITIES

Deposits:
  Non-interest bearing demand                   $  119,968     $  127,168
  Interest bearing demand                          250,822        252,950
  Savings deposits                                 274,107        278,821
  Certificates of deposit                          477,538        456,534
                                                ----------     ----------
    Total deposits                               1,122,435      1,115,473
Federal funds purchased and repurchase
  agreements                                        79,686         70,457
Short-term borrowings                                7,304          1,402
Dividends payable                                    2,202          2,126
Accrued interest payable                             6,839          6,744
Other liabilities                                    5,872          5,551
                                                ----------     ----------
     TOTAL LIABILITIES                           1,224,338      1,201,753

     SHAREHOLDERS' EQUITY

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                 ---            ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  8,682,103 shares issued                           18,087         18,087
Capital surplus                                     25,758         25,758
Market value adjustment on securities
  available for sale - net of tax effect            (1,617)           849
Retained earnings                                  137,010        131,527
Less:  Treasury stock at cost (212,529
       and 186,131 shares, respectively)            (5,759)        (5,038)
                                                 ---------      ---------
                                                   173,479        171,183

Deferred benefits for employees and directors       (1,177)        (1,143)
                                                 ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                    172,302        170,040
                                                 ---------      ---------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                     $1,396,640     $1,371,793
                                                ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.




                                 WESBANCO, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
              (in thousands, except share and per share amounts)


                                             For the three months       For the six months
                                                 ended June 30,             ended June 30,
                                            ----------------------    ---------------------
                                               1996        1995          1996        1995
                                            ----------  ----------    ---------  ----------
INTEREST INCOME:
  Interest and fees on loans                $   18,960  $   17,675    $  37,644  $   34,379
  Interest on securities                         6,100       6,308       12,120      12,918
  Other interest income                             87         419          331         717
                                            ----------  ----------    ---------  ----------
    Total interest income                       25,147      24,402       50,095      48,014
                                            ----------  ----------    ---------  ----------
INTEREST EXPENSE:
  Interest on deposits                           9,712       9,643       19,392      18,780
  Interest on other borrowings                     868         726        1,769       1,472
                                            ----------  ----------    ---------  ----------
    Total interest expense                      10,580      10,369       21,161      20,252
                                            ----------  ----------    ---------  ----------
    NET INTEREST INCOME                         14,567      14,033       28,934      27,762

Provision for possible loan losses                 677         467        1,541         844
                                            ----------  ----------    ---------  ----------
    NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                    13,890      13,566       27,393      26,918
                                            ----------  ----------    ---------  ----------
OTHER INCOME:
  Trust fees                                     1,364       1,173        2,835       2,468
  Service charges and other income               1,458       1,460        2,858       2,919
  Net securities transaction gains                  30         295          116         401
                                            ----------  ----------    ---------  ----------
    Total other income                           2,852       2,928        5,809       5,788
                                            ----------  ----------    ---------  ----------
OTHER EXPENSES:
  Salaries, wages and fringe benefits            5,459       5,504       10,664      10,788
  Premises and equipment - net                   1,275       1,113        2,584       2,286
  Other operating                                3,043       3,233        5,896       6,367
                                            ----------  ----------    ---------  ----------
    Total other expenses                         9,777       9,850       19,144      19,441
                                            ----------  ----------    ---------  ----------

Income before provision for income taxes         6,965       6,644       14,058      13,265
  Provision for income taxes                     1,982       1,887        4,170       3,850
                                            ----------  ----------    ---------  ----------
    NET INCOME                              $    4,983  $    4,757    $   9,888  $    9,415
                                            ==========  ==========    =========  ==========
Preferred stock dividends and discount
  accretion                                 $    ---    $       45    $    ---   $       91
                                            ==========  ==========    =========  ==========
Net income available to common
  shareholders                              $    4,983  $    4,712    $   9,888  $    9,324
                                            ==========  ==========    =========  ==========
Earnings per share of common stock          $      .59  $      .56    $    1.17  $     1.10
                                            ==========  ==========    =========  ==========
Average outstanding shares of common
  stock                                      8,469,798   8,496,464    8,475,199   8,502,438
                                            ==========  ==========    =========  ==========
Dividends declared per share of
  common stock                              $      .26  $      .23    $     .52  $      .46
                                            ==========  ==========    =========  ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                               WESBANCO, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (dollars in thousands)


                                            For the six months ended
                                                     June 30,
                                            -------------------------
                                                1996           1995
                                            ----------     ----------
Total Shareholders' Equity
Balance, beginning of period                 $170,040        $156,630
Net Income                                      9,888           9,415

Cash dividends:
  Common                                       (4,405)         (3,914)
  Preferred                                      ---              (75)

Accretion of preferred stock                     ---              (16)

Net purchase of treasury shares                  (721)         (1,062)

Change in market value adjustment on
  investments available for sale-net
  of tax effect                                (2,466)          4,140

Change in deferred benefits for employees
  and directors                                   (34)           (452)
                                            ----------      ----------
Net change in Shareholders' Equity              2,262           8,036
                                            ----------      ----------
Total Shareholders' Equity
Balance, end of period                       $172,302        $164,666
                                            ==========      ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.




                                WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (dollars in thousands)


                                              For the six months ended
                                                        June 30,
                                              --------------------------
                                                  1996            1995
                                                ---------      ---------
Cash flows from operating activities:

Net income                                       $ 9,888        $ 9,415
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                   1,158          1,006
    Provision for possible loan losses             1,541            844
    Net amortization and accretion                 1,045          1,829
    Gain on sales of investment securities          (116)          (401)
    Deferred income taxes                           (133)           (65)
    Other - net                                      (34)          (122)
    Increase or decrease in assets and
      liabilities:
        Interest receivable                          334            679
        Other assets                              (4,510)        (1,128)
        Interest payable                              95            662
        Other liabilities                            992             16
                                               ---------     ----------
Net cash provided by operating activities         10,260         12,735
                                               ---------     ----------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                     (14,237)       (40,126)
      Proceeds from maturities and calls          49,451         36,987
    Investment securities available for sale:
      Payments for purchases                     (76,342)       (25,835)
      Proceeds from sales                         27,407         32,465
      Proceeds from maturities, calls
        and prepayments                           16,326         27,792
    Net increase in loans                        (40,678)       (34,039)
    Purchases of premises and equipment-net       (2,085)        (1,688)
                                               ----------    -----------
Net cash used by investing activities            (40,158)        (4,444)
                                               ----------    -----------
Financing activities:
    Net increase in certificates of deposit       21,004         26,878
    Net decrease in demand and savings accounts  (14,042)       (37,100)
    Increase (decrease) in federal funds
      purchased and repurchase agreements          9,229         (6,111)
    Increase in short-term borrowings              5,902          2,895
    Dividends paid                                (4,328)        (3,905)
    Net purchases of treasury stock                 (721)          (933)
                                               ----------     ----------
Net cash provided (used) by financing
  activities                                      17,044        (18,276)
                                               ----------     ----------
Net decrease in cash and cash equivalents        (12,854)        (9,985)
                                               ----------     ----------
Cash and cash equivalents at beginning of
  period                                          63,238         65,013
                                               ----------     ----------
Cash and cash equivalents at end of period       $50,384        $55,028
                                               ==========     ==========


For the six months ended June 30, 1996 and 1995, WesBanco paid
$21,067 and $19,592 in interest on deposits and other borrowings and $4,200 and $4,030 for income taxes, respectively.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.





                                WESBANCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION:
- -------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted

accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and

footnotes required by generally accepted accounting principles for complete financial statements.

     The consolidated financial statements include the accounts of

WesBanco, Inc. and its wholly-owned subsidiaries.  All

significant intercompany transactions have been eliminated in consolidation.


NOTE 2 - MERGERS AND ACQUISITIONS:
- ----------------------------------

     On February 9, 1996, WesBanco, Inc. announced the Definitive

Agreement and Plan of Merger providing for the merger of the Bank of Weirton into WesBanco Bank Wheeling, a wholly-owned subsidiary of WesBanco, Inc.  Under the terms of the Definitive Agreement and Plan of Merger, WesBanco will exchange 130 shares of

WesBanco's common stock for each share of Weirton's common stock outstanding in a tax-free exchange.  The merger, which will be accounted for as a pooling of interests, is valued at

approximately $45,600,000 based on a market price of $27.00 per

share of WesBanco common stock.   Approval of the merger has been

granted by the appropriate regulatory authorities and the

shareholders of Bank of Weirton.  Consummation of this merger has been scheduled for August 30, 1996.

     On May 31, 1996, under the terms of an executed Agreement and

Plan of Reorganization, WesBanco, Inc. agreed to purchase the assets of Universal Mortgage Company of Bridgeport, West Virginia,

and continue its operations in








Bridgeport, Charleston, Elkins and Huntington, West Virginia.  Universal

Mortgage Company had assets of approximately $2,978,000, shareholders' equity of approximately $296,000 as of May 31, 1996, and net income of approximately $29,000 for the five months ended May 31, 1996.

The acquisition will be accounted for as a purchase.  A final purchase price will be determined based upon the net equity of

Universal as of the closing date, with a minimum value of

$800,000.  The acquisition price will be paid in the form of

WesBanco common stock to be issued from Treasury shares.

     On July 18, 1996, WesBanco, Inc. announced the signing of a

Definitive Agreement and Plan of Merger providing for Vandalia

National Corporation to merge its wholly-owned subsidiary, The

National Bank of West Virginia, into WesBanco Bank Fairmont,

Inc., a wholly-owned subsidiary of WesBanco, Inc.  Under the terms of the Agreement, shareholders of Vandalia will receive

1.2718 shares of WesBanco common stock or, at such shareholders'

election, $34.34 in cash for each share of Vandalia common stock.

The holders of outstanding warrants to purchase Vandalia common stock will receive the difference between $34.34 and the exercise price of the warrant in cash.  WesBanco anticipates issuing up to

359,912 shares of WesBanco common stock if all Vandalia

shareholders exchange their shares for WesBanco stock.  A portion of these shares will be obtained from existing Treasury balances,

with the remaining shares being newly issued or purchased in the open market.  The acquisition, which is based upon a fixed

exchange ratio, will be accounted for as a purchase transaction,

with an approximate value of $10,319,000.  Vandalia reported total assets of approximately $58,300,000 and shareholders'

equity of approximately $4,300,000 as of June 30, 1996.  The transaction is expected to be completed in the fourth quarter 1996.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ---------------------------------------------------------------
RESULTS OF OPERATIONS (Dollars in thousands except per share amounts)
- ----------------------

     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco,

Inc. and its subsidiaries.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.


                         Financial Condition
                         -------------------
     Total assets of WesBanco as of June 30, 1996 were $1,396,640 as compared to $1,371,793 as of December 31, 1995, an increase of

1.8%.  The increase in assets was primarily due to an increase in loans.  Total deposits increased .6% while securities declined

1.8% during the comparative period.


Securities:
- -----------

    The following table shows the composition of WesBanco's

securities portfolio at June 30, 1996 and December 31, 1995:

                                                        June 30,    December 31,
                                                          1996         1995
                                                       ---------    ------------
Securities Available for Sale (at market):
- ------------------------------------------
  U.S. Treasury and Federal Agency securities          $ 134,939    $ 157,505
  Obligations of states and political subdivisions        13,391        5,667
  Mortgage-backed securities                              48,791        6,610
  Other debt and equity securities                         2,972        2,355
                                                        --------     --------
    Total Available for Sale                             200,093      172,137
                                                        --------     --------
Securities Held to Maturity (at cost):
- --------------------------------------
  U.S. Treasury and Federal Agency securities             94,556      133,888
  Obligations of states and political subdivisions       119,208      115,770
  Other debt securities                                    1,699        1,358
    Total held to maturity (market value of             --------     --------
      $214,783 and $253,831, respectively)               215,463      251,016
                                                        --------     --------
    Total Securities                                    $415,556     $423,153
                                                        ========     ========


     Representing a source of funds for increasing loan demand,

securities decreased by $7,597 between June 30, 1996 and December

31, 1995.  During the period, maturities, calls, prepayments and sales aggregated $93,184, while investment purchases totaled

$90,579.  Investment purchases consisted



primarily of mortgage-backed securities, which reflected a yield advantage over other investments during the first half of 1996.


     The market value adjustments, before tax effect, in the

available for sale securities portfolio resulted in unrealized net losses of $2,655 and unrealized net gains of $1,392 as of

June 30, 1996 and December 31, 1995, respectively.  These

adjustments represent market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates.  If these securities are held until their

respective maturity date, no market value adjustment would be realized.


Loans:
- ------

     The following table shows the composition of WesBanco's loan portfolio at June 30, 1996 and December 31, 1995:



                                         June 30, 1996    December 31, 1995
                                       ----------------   -----------------
                                        Amount  Percent    Amount  Percent
Loans:                                 -------  -------   -------  --------
  Commercial                           $170,741   19.1%   $172,270    20.0%
  Real Estate-Construction               21,421    2.4%     15,493     1.8%
  Real Estate-Mortgage                  397,907   44.4%    392,681    45.7%
  Consumer                              305,203   34.1%    277,934    32.5%
                                       --------  ------   --------  -------
    Total loans                         895,272  100.0%    858,378   100.0%

Less:
  Unearned income                        (4,948)            (7,810)
  Allowance for possible loan losses    (13,348)           (12,747)
                                       ---------          ---------
      Net loans                        $876,976           $837,821
                                       =========          =========


     Net loans increased $39,155 or 4.6% between June 30, 1996 and

December 31, 1995.  Overall loan growth was primarily

attributable to the consumer loan portfolio.  During the first half of 1996 and throughout 1995, WesBanco experienced steady growth in this area as a result of offering attractive rates on automobile loans.

     WesBanco monitors the overall quality of its loan portfolio through various methods.  Underwriting policies and guidelines have been established



for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and nonperforming loans.


     Loans are considered impaired under FAS 114 when it is

determined that WesBanco will be unable to collect all principal and interest due, according to the contractual terms of the

loans.  Impaired loans, which include all nonperforming loans,

are as follows:


                                           June 30,     December 31,
                                            1996            1995
                                          ---------    --------------
Nonaccrual                                 $6,351          $5,199
Renegotiated and other                      3,434           2,092
                                          ---------    --------------
  Total impaired loans                     $9,785          $7,291
                                          =========    ==============

     The average balance of impaired loans during the periods ended

June 30, 1996 and December 31, 1995, were approximately $10,635 and $6,773, respectively.


     Specific allowances are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent.

Related allowances for possible loan losses on impaired loans were $1,705 and $334 as of June 30, 1996 and December 31, 1995,

respectively.


     Other real estate totaled $3,827 as of June 30, 1996, compared to $4,137 as of December 31, 1995.  Loans past due 90 days or more was $3,037 or .3% of total loans as of June 30, 1996, as compared to $3,006 or .4% of total loans as of December 31, 1995.

     Lending by WesBanco banks is guided by written lending policies which allow for various types of lending.  Normal lending

practices do not include the acquisition of high yield non-

investment grade loans or "highly leveraged transactions" ("HLT")

from outside the primary market area.





Allowance for Possible Loan Losses
- ----------------------------------

     Activity in the allowance for possible loan losses is summarized as follows:


                                                  For the six months
                                                     ended June 30,
                                                  --------------------
                                                   1996         1995
                                                  -------     --------
Balance, at beginning of period                   $12,747      $12,317
Recoveries credited to allowance                      256          437
Provision for possible loan losses                  1,541          844
Losses charged to allowance                        (1,196)      (1,052)
                                                  --------     --------
Balance, at end of period                         $13,348      $12,546
                                                  ========     ========


     The provision for possible loan losses increased due to an increase in net charge-offs and management's evaluation of the loan portfolio.  Net charge-offs increased to $940 as of June 30,

1996 from $615 as of June 30, 1995.  The allowance for possible loan losses was 1.5% of total loans as of June 30, 1996 and 1.5%

as of December 31, 1995.


Deposits:
- ---------
     Total deposits increased $6,962 between June 30, 1996 and

December 31, 1995 primarily due to growth in certificates of deposit.  Customer preference for higher yielding products

coupled with competitive pricing have contributed to the steady certificate of deposit growth.  In addition, WesBanco's  new retail banking program called "Good Neighbor Banking", has

contributed to the increase in deposits. The program is designed to build customer relationships by offering a series of pricing bonuses, which vary according to the customer's number of

qualifying services.  This relationship building is key to long term deposit growth and customer profitability.

     During the comparative period, a shift occurred in deposit mix from demand and savings deposits, which decreased $14,042 or 2.1%, to certificates of deposit, which increased $21,004 or 4.6%.  The shift to certificates of deposit from demand and savings deposits reflects the customer's preference for higher-yielding products, primarily in the Good

Neighbor Banking program







which offers a tiered pricing structure based on account balance and number of qualifying services.


Liquidity and Capital Resources
- -------------------------------

     WesBanco manages its liquidity position to meet its funding needs, including deposit outflows and loan principal

disbursements.  WesBanco also manages its liquidity position to meet its asset and liability management objectives.


     In addition to funds provided from operations, WesBanco's

primary sources of funds are deposits, principal repayments on loans and matured or called investment securities.  Scheduled loan repayments and maturing investment securities are relatively predictable sources of funds.  However, deposit flows and

prepayments on loans are significantly influenced by changes in market interest rates, economic conditions, and competition.

WesBanco strives to manage the pricing of its deposits to

maintain a balance of cash flows commensurate with loan

commitments and other funding needs.


     WesBanco is subject to risk-based capital guidelines that

measure capital relative to risk-adjusted assets and off-balance sheet financial instruments.  The Corporation's Tier I, total risk-based capital and leverage ratios are well above the

required minimum levels of 4%, 8% and 3%, respectively.  At June

30, 1996, all of WesBanco's affiliate banks exceeded the minimum regulatory levels.  Capital adequacy ratios are summarized as follows:

                                       June 30,     December 31,
                                         1996           1995
                                       --------     ------------
Capital Ratios:
  Primary capital                        13.2%          13.2%
  Tier 1 capital                         17.5%          18.7%
  Total risk-based capital               18.8%          20.0%
  Leverage                               12.6%          12.4%





     As previosly announced in August 1995, WesBanco's Board of Directors approved a $10,000 stock repurchase program.  As of April 16, 1996,

approximately $1,667 of this amount was used to purchase Treasury shares.

At the June 1996 Board of Directors' meeting, the stock repurchase plan was rescinded.  There have been no shares purchased under this plan since

April 16, 1996.


         Comparison of the six months ended June 30, 1996 and 1995
         ---------------------------------------------------------
                              Earnings Summary
                              ----------------

     Net income for the six months ended June 30, 1996 was $9,888, a

5% increase over the same period in 1995.  Earnings per share of common stock for the six months ended June 30, 1996 and 1995 were

$1.17 and $1.10 respectively.  Net income increased primarily due to an increase in net interest income, a decrease in overhead expenses and an increase in trust fees for the six months ended

June 30, 1996 as compared to the same period in 1995.


     Return on average assets was 1.43% and 1.41% for the six months ended June 30, 1996 and 1995, respectively.  Return on average equity was 11.57% compared to 11.72% for the six months ended

June 30, 1996 and 1995, respectively.


Net Interest Income
- -------------------

      Net interest income before the provision for possible loan losses, for the six months ended June 30, 1996 increased $1,172 or 4.2% over the same period for 1995.  The increase resulted from an increase in the net tax equivalent yield combined with volume growth in both average earning assets of $33,521 and

interest bearing liabilities of $38,670.  The growth in average earning assets was comprised primarily of an increase in loans.

As interest rates generally declined during 1995, lower rates on mortgage and consumer loan products contributed to a 9.1%

increase in average loans.  During the six






months ended June 30, 1996, most banks' primary lending rates averaged

8.3% compared to 8.9% for the corresponding period in 1995.  Average interest bearing liabilities increased primarily due to growth in certificates of deposit and repurchase agreements.


     Net tax equivalent yield on average earning assets increased to

4.8% from 4.7% for the six months ended June 30, 1996.  The

increase in the net


yield was due to a shift in the mix of assets from investment securities to higher-yielding loans as well as a reduction of interest rates on demand and savings products in January 1996.


Interest Income
- ---------------

     Total interest income increased $2,081 or 4.3% between the six month periods ended June 30, 1996 and 1995.  Interest and fees on loans increased $3,265 or 9.5% primarily due to both an increase in the average rates earned and the average balance of loans outstanding.  Average rates earned on loans increased

approximately .03% and average loan balances increased by

approximately $71,192 or 9.2%.  Interest on taxable investments decreased $842 or 8.8%.  The decline was due to a decrease in the average outstanding balance of approximately $35,313, partially offset by an increase in the average yield of .12% between the six month periods ending June 30, 1996 and 1995.  The decrease in taxable investments resulted from the funding of excess loan demand with scheduled investment maturities.  Interest  earned on nontaxable investments remained relatively stable.  Increases in the average balance of this type of investment approximated

$8,698 while the average yield declined .3%.


Interest Expense
- ----------------

     Total interest expense increased $909 or 4.5% between the six month periods ended June 30, 1996 and 1995.  Interest expense on deposits increased




$612 or 3.3% during the comparative period as the average rate on interest-bearing deposits increased to 4.0% from 3.9% and average interest-bearing deposit balances increased by approximately $20,990.

The increase in average interest-bearing deposit balances resulted from growth in certificates of deposit of $38,182.  Customers were attracted to the higher-yielding certificate of deposit products and the introduction of the Good Neighbor Banking Program in the fourth quarter of 1995. Interest expense on certificates of deposit increased $1,756 or 15.9% reflecting the growth in average balances.  Interest expense on interest bearing demand deposits decreased $592 or 16.4% primarily due to a decrease in the average balances of approximately $4,002 and a decrease in the average rates of .4%.

Interest on savings accounts decreased $552 or 13.4% primarily due to a decrease in the average balances of $13,190 combined with a .26% average rate decrease.  Interest on other borrowings,

which consists primarily of repurchase agreements, increased $297 or 20.1% due to an increase in average balances outstanding of

$17,680.  Rates paid on repurchase agreements closely follow the direction of interest rates in the federal funds market.


Other Income
- ------------

      Other income increased $21 or .3%.  Trust fee income increased

$367 primarily due to increases in the market values and new trust business during the first six months of 1996.  The market value of trust assets approximated $1,465,377 as of June 30,

1996, an increase of $256,240 or 21% over June 30, 1995.

Service charges and other income decreased $61 between the six month periods ended June 30, 1996 and 1995.  Net securities

transaction gains decreased $285 between the six months ended

June 30, 1996 and 1995.  In 1995, the Corporation recognized security gains of approximately $279, resulting





from a decision to divest an equity position which no longer had a strategic value.


Other Expenses
- --------------

      Total other expenses decreased $297 or 1.5%.  Salaries and employee benefits decreased $124 during this period primarily due to a reduction in average full time equivalent employees.  The reduction in employees can be attributed to internal bank

consolidations which have reduced the number of affiliate banks to 6 from

13 during the past two years.  A decrease in pension expense during the comparative period contributed further to the decrease in this category.

Premise and equipment expense increased $298 or 13% due to technological advancements, including a local area network, designed to enhance customer service.  Other operating expenses decreased $471 or 7% primarily due to a reduction in FDIC insurance expense of $1,248.  However, the decrease was partially offset by expenses totalling $255 in an asset

classified as real estate held for resale.


Income Taxes
- ------------

     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from

operations follows:


                                                     For the six months
                                                       ended June 30,
                                                     -------------------
                                                     1996          1995
                                                  -----------  -----------
Federal statutory tax rate                        $4,920  35%  $4,642  35%
Tax-exempt interest income from
  securities of states and political
  subdivisions                                    (1,152) (8)  (1,135) (9)
State income tax - net of federal
  tax effect                                         418   3      380   3
All other - net                                      (16)  0      (37)  0
                                                  -----------  -----------
Effective tax rate                                $4,170  30%  $3,850  29%
                                                  ===========  ===========





Comparison of the three months ended June 30, 1996 and 1995
- -----------------------------------------------------------

     Total interest income increased $745 or 3% between the three month periods ending June 30, 1996 and 1995.  Interest and fees on loans increased $1,285 due to an increase in the average

volume of loans outstanding, partially offset by a decrease in the average rate.  Interest on U.S. Treasury and Agencies

decreased $344.  Average balances decreased, while average rates increased slightly.  Interest on investments in states and

political subdivisions increased $46 primarily due to an increase in average balances.  Other interest income, primarily interest on fed funds sold, decreased $242 due to a decrease in the average balance outstanding and a decrease in average rates.


     Total interest expense increased $211 between the three month periods ending June 30, 1996 and 1995.  Interest paid on deposits increased $69 due to an increase in the average interest bearing deposit balances outstanding of approximately $21,463, partially offset by a decrease in the average rates paid on deposits.

Interest on other borrowings increased $142 for the three months ended June 30, 1996 and 1995, primarily due to an increase in the average volume of repurchase agreements of approximately $11,770.


     Total other income decreased by $76 primarily due to a decrease in net security gain transactions of $265.  Trust fees increased by $191 during the comparative period.


     Total other expense decreased by $73.  Salaries and employee benefits decreased $45 primarily due to a reduction in full time equivalent employees coupled with a decrease in pension expense.

Premises and equipment expense increased $162 due to continued

technological costs.  Other operating expenses decreased by $190 primarily due to a reduction in FDIC insurance expense.




Part II - OTHER INFORMATION
- ---------------------------
Item 1-5 - Not Applicable
- --------------------------
Item 6(a) - Exhibits
- --------------------
     (27)  Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
- -------------------------------
      (1)  Filed current report on Form 8-K dated April 10, 1996,

announcing a change in the Registrant's certifying accountant.

      (2)  Filed current report of Form 8-K dated May 31, 1996, announcing the signing of an Agreement and Plan of Reorganization providing for the purchase of the assets of Universal Mortgage Company by WesBanco, Inc.









SIGNATURE
- ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WESBANCO, INC.
                                        --------------


      August 14, 1996                  /s/ Edward M. George
Date:_________________                 -----------------------------
                                       Edward M. George
                                       President and Chief Executive Officer


      August 14, 1996                  /s/ Paul M. Limbert
Date:_________________                 --------------------------------
                                       Paul M. Limbert
                                       Executive Vice President and
                                       Chief Financial Officer




                                   20



