Form 10-Q
period 1996-09-30
WESBANCO INC
filed 1996-11-04
CIK 203596

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----  SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                -------------------
                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-8467
                       -------
                         WESBANCO, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      West Virginia                        55-0571723
-------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                        26003
----------------------------------------         ------------
(Address of principal executive offices)          (Zip Code)

                          304-234-9000
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at October 31, 1996, 10,221,023 shares.



                             1 of 20

PART 1 - FINANCIAL INFORMATION

       Consolidated   Balance  Sheets  at  September   30,   1996

(unaudited)  and  December 31, 1995, Consolidated  Statements  of

Income,  Consolidated  Statements  of  Changes  in  Shareholders'

Equity  and  Consolidated Statements of Cash Flows for  the  nine months  ended  September 30, 1996 and 1995  (unaudited)  are  set forth  on  the  following pages.  On August  30,  1996,  WesBanco

consummated  its merger of the Bank of Weirton.   All  previously

presented financial information has been restated to include  the

Bank  of Weirton.  For further information, see Footnote  3.   In

the  opinion  of  management of the Registrant, all  adjustments,

consisting  of normal recurring accruals, necessary  for  a  fair presentation of the financial information referred to  above  for such periods, have been made.  The results of operations for  the

nine   months  ended  September  30,  1996  are  not  necessarily

indicative  of  what results will be for the  entire  year.   For

further   information,  refer  to  the  1995  Annual  Report   to

Shareholders,  which  includes consolidated financial  statements and footnotes thereto on Form 8-K/A.

      Earnings per share for the nine months ended September  30,

1996 and 1995 were computed by dividing net income less preferred stock dividends and discount accretion, where applicable, by  the weighted  average number of common shares outstanding during  the period.  Effective November 15, 1995 WesBanco redeemed its Series

A  8% Cumulative Preferred stock.  Prior to redemption, preferred stock  dividends  were  cumulative and payable  quarterly  at  an annual  rate of $15.20 per share.  The fully dilutive  effect  of preferred stock  for the nine months ended September 30, 1995 was less than 3%.

                         WESBANCO, INC.
                   CONSOLIDATED BALANCE SHEET
                     (dollars in thousands)

                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   -------------
                                                (Unaudited)

     ASSETS

Cash and due from banks                         $   60,570       $   54,163
Due from banks - interest bearing                      297              301
Federal funds sold                                  29,500           37,230
Securities:
  Securities available for sale                    249,828          172,137
  Securities held to maturity (market
    value of $249,686 and $353,760)                249,270          350,151
                                                -----------      -----------
      Total securities                             499,098          522,288
Loans:
  Loans (net of unearned income of
    $4,485 and $8,459)                             965,783          893,919
  Less:  Allowance for possible loan
         losses                                    (14,597)         (13,439)
                                                 ----------      -----------
      Net loans                                    951,186          880,480
Bank premises and equipment - net                   29,745           28,395
Accrued interest receivable                         12,743           12,708
Other assets                                        17,630           13,454
                                                -----------      -----------
     TOTAL ASSETS                               $1,600,769       $1,549,019
                                                ===========      ===========
     LIABILITIES

Deposits:
  Non-interest bearing demand                   $  144,918       $  143,872
  Interest bearing demand                          261,161          279,217
  Savings deposits                                 331,963          337,706
  Certificates of deposit                          533,470          494,049
                                                 ----------       ----------
    Total deposits                               1,271,512        1,254,844
Federal funds purchased and repurchase
  agreements                                        84,651           70,457
Short-term borrowings                                7,804            1,402
Other borrowings                                     5,777              777
Accrued interest payable                             7,109            7,091
Other liabilities                                    9,490            7,452
                                                 ----------       ----------
     TOTAL LIABILITIES                           1,386,343        1,342,023

     SHAREHOLDERS' EQUITY

Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                 ---              ---
Common stock, $2.0833 par value;
  25,000,000 shares authorized;
  10,372,103 shares issued                          21,608           21,608
Capital surplus                                     31,207           31,237
Market value adjustment on investments
  available for sale - net of tax effect            (1,067)             849
Retained earnings                                  167,883          159,483
Less:  Treasury stock at cost (148,196
       and 186,131 shares, respectively)            (4,004)          (5,038)
                                                  ---------        ---------
                                                   215,627          208,139

Deferred benefits for employees and directors       (1,201)          (1,143)
                                                  ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                    214,426          206,996
                                                  ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                     $1,600,769        $1,549,019
                                                ===========       ===========
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
             (in thousands, except share and per share amounts)

                                            For the three months       For the nine months
                                             ended September 30,       ended September 30,
                                            ----------------------     ---------------------
                                                1996        1995        1996        1995
                                            ----------  ----------     ---------  ----------
INTEREST INCOME:
  Interest and fees on loans                $   20,684  $   18,839     $  60,046  $   54,616
  Interest on investment securities              7,451       7,756        22,305      23,600
  Other interest income                            329         537         1,293       1,959
                                            ----------  ----------     ---------  ----------
    Total interest income                       28,464      27,132        83,644      80,175
                                            ----------  ----------     ---------  ----------
INTEREST EXPENSE:
  Interest on deposits                          11,215      11,018        33,010      32,062
  Interest on other borrowings                     944         784         2,713       2,257
                                            ----------  ----------     ---------  ----------
    Total interest expense                      12,159      11,802        35,723      34,319
                                            ----------  ----------     ---------  ----------
    NET INTEREST INCOME                         16,305      15,330        47,921      45,856

Provision for possible loan losses               1,298         834         2,848       1,687
                                            ----------  ----------     ---------  ----------
    NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                    15,007      14,496        45,073      44,169
                                            ----------  ----------     ---------  ----------
OTHER INCOME:
  Trust fees                                     1,204       1,027         4,039       3,495
  Service charges and other income               1,692       1,703         4,713       4,778
  Net securities transaction gains (losses)       (167)         37           (51)        437
                                             ---------  ----------     ---------  ----------
    Total other income                           2,729       2,767         8,701       8,710
                                             ---------  ----------     ---------  ----------
OTHER EXPENSES:
  Salaries, wages and fringe benefits            6,076       5,686        17,406      17,170
  Premises and equipment - net                   1,402       1,232         4,354       3,876
  Other operating                                3,356       3,312         9,686      10,264
                                             ---------  ----------     ---------  ----------
    Total other expenses                        10,834      10,230        31,446      31,310
                                             ---------  ----------     ---------  ----------
Income before provision for income taxes         6,902       7,033        22,328      21,569
  Provision for income taxes                     1,749       1,986         6,255       6,107
                                            ----------  ----------    ----------  ----------
    NET INCOME                              $    5,153  $    5,047    $   16,073  $   15,462
                                            ==========  ==========    ==========  ==========
Preferred stock dividends and discount
  accretion                                 $      ---  $       46    $      ---  $      137
                                            ==========  ==========    ==========  ==========
Net income available to common
  shareholders                              $    5,153  $    5,001    $   16,073  $   15,325
                                            ==========  ==========    ==========  ==========
Earnings per share of common stock                0.50        0.49          1.58        1.51
                                            ==========  ==========    ==========  ==========
Average shares outstanding                  10,211,730  10,116,601    10,186,456  10,166,882
                                            ==========  ==========    ==========  ==========
Dividends per share                         $     0.28  $     0.25    $     0.80  $     0.71
                                            ==========  ==========    ==========  ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.





                         WESBANCO, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Unaudited)
                     (dollars in thousands)


                                            For the nine months ended
                                                  September 30,
                                            --------------------------
                                                1996          1995
                                            ------------   -----------
Total Shareholders' Equity
Balance, beginning of period                 $206,996        $192,305
                                            ----------      ----------
Net Income                                     16,073          15,462

Cash dividends:
  Common                                       (7,673)         (6,568)
  Preferred                                       ---            (114)

Accretion of preferred stock                      ---             (23)

Net treasury stock activity                     1,004          (2,817)

Change in market value adjustment on
  investments available for sale-net
  of tax effect                                (1,916)          4,305

Change in deferred benefits for employees
  and directors                                   (58)           (469)
                                            ----------      ----------
Net change in Shareholders' Equity              7,430           9,776
                                            ----------      ----------
Total Shareholders' Equity
Balance, end of period                       $214,426        $202,081
                                            ==========      ==========





The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.





                         WESBANCO, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
                     (dollars in thousands)


                                              For the nine months ended
                                                    September 30,
                                              ----------------------------
                                                   1996            1995
                                              ------------    ------------
Cash flows from operating activities:

Net income                                      $  16,073       $  15,462
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                    1,984           1,777
    Provision for possible loan losses              2,848           1,687
    Net amortization and accretion                  2,298           3,715
    Gain on sales of investment securities             51            (437)
    Deferred income taxes                            (329)            (49)
    Other - net                                      (244)            195
    Increase or decrease in assets and
      liabilities:
        Interest receivable                           (35)           (530)
        Other assets                               (1,353)         (2,585)
        Interest payable                               18           1,279
        Other liabilities                           1,861             772
                                                 ---------       ---------
Net cash provided by operating activities          23,172          21,286
                                                 ---------       ---------
Investing Activities:
    Investment securities held to maturity:
      Payments for purchases                      (38,306)        (57,795)
      Proceeds from maturities and calls           81,093          63,592
    Investment securities available for sale:
      Payments for purchases                     (121,848)        (41,134)
      Proceeds from sales                          70,513          46,610
      Proceeds from maturities, calls
        and prepayments                            26,228          38,098
    Net increase in loans                         (73,525)        (64,097)
    Purchases of premises and equipment-net        (3,260)         (2,631)
                                                 ---------       ---------
Net cash used by investing activities             (59,105)        (17,357)
                                                 ---------       ---------
Financing activities:
    Net increase in certificates of deposit        39,421          31,394
    Net decrease in demand and savings accounts   (22,753)        (39,079)
    Increase (decrease) in federal funds
      purchased and repurchase agreements          14,194          (2,410)
    Increase in short-term borrowings               6,402           3,364
    Increase in other borrowings                    5,000             ---
    Dividends paid                                 (6,937)         (6,441)
    Net purchases of treasury stock                  (721)         (2,817)
    Other                                             ---             129
                                                 ---------       ---------
Net cash provided (used) by financing
  activities                                       34,606         (15,860)
                                                 ---------       ---------
Net decrease in cash and cash equivalents          (1,327)        (11,931)
                                                 ---------       ---------
Cash and cash equivalents at beginning of
  period                                           91,694          94,546
                                                ----------     -----------
Cash and cash equivalents at end of period      $  90,367      $   82,615
                                                ==========     ===========



For the nine months ended September 30, 1996 and 1995, WesBanco paid $35,359 and $33,041 in interest on deposits and other borrowings and $6,220 and $6,105 for income taxes, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                         WESBANCO, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION:
-------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted

accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and

footnotes required by generally accepted accounting principles for complete financial statements.

     The consolidated financial statements include the accounts of WesBanco, Inc. and its wholly-owned subsidiaries.  All

significant intercompany transactions have been eliminated in consolidation.  All previously presented financial information has been restated to include the Bank of Weirton.

NOTE 2 - MERGERS AND ACQUISITIONS:
----------------------------------
     On July 18, 1996, WesBanco, Inc. announced the signing of a

Definitive Agreement and Plan of Merger providing for the

acquisition of Vandalia National Corporation, Morgantown, West

Virginia.  Under the terms of the Agreement, shareholders of

Vandalia will receive 1.2718 shares of WesBanco common stock or,

at such shareholders' election, $34.34 in cash.  Also, holders of

Vandalia warrants convertible in Vandalia common stock at $18 per share shall receive cash in the amount of $16.34 per warrant.  To complete this transaction, WesBanco anticipates issuing up to

359,912 shares of WesBanco common stock from Treasury with

approximately 200,000 of those shares being acquired in the

marketplace.  The Board of Directors of WesBanco approved the repurchase of up to 200,000 shares of WesBanco common stock for such purpose which can be acquired over a time period from

approximately October 1, 1996 through January 31, 1997.  The acquisition, which is based




upon a fixed exchange ratio, will be accounted for as a purchase transaction, with an approximate value of $10,319,000.  Vandalia reported total assets of approximately $57,414,000 and shareholders'

equity of approximately $4,375,000 as of September 30, 1996.  The transaction is expected to be completed before year end.  The merger is subject to approval of the shareholders of Vandalia.

All regulatory approvals have now been received.

NOTE 3 - COMPLETED MERGERS:
---------------------------
     On August 30, 1996, WesBanco consummated its acquisition of the Bank of Weirton through the merger of the Bank of Weirton into WesBanco Bank Wheeling, an affiliate of WesBanco.  Bank of

Weirton had assets totaling approximately $177,877,000, and the transaction was accounted for as a pooling-of-interests.  In connection with this transaction, the Corporation issued

1,690,000 shares of common stock.  The consolidated balance

sheets as of September 30, 1996 and December 31, 1995, and

consolidated statements of income for the nine months ended

September 30, 1996 and 1995, include the accounts of the Bank of

Weirton for all periods presented.

     The following supplemental information reflects the separate results of the combined entities for the periods prior to the acquisition: (in thousands, except per share amounts)

                                   For the six months ended
                                        June 30, 1996
                              -----------------------------------------
                                  As
                              Previously       Bank of
                               Presented       Weirton     Consolidated
                              -----------     ----------   ------------
     Net interest income        $ 28,934       $  2,682       $ 31,616
     Net income                    9,888          1,032         10,920
     Earnings per common share      1.17          79.38           1.08


     On August 20, 1996, the Corporation acquired the assets and assumed certain liabilities of Universal Mortgage Company, and formed a new mortgage banking affiliate operating under the name of WesBanco Mortgage Company.




Universal Mortgage Company had assets totaling approximately $1,185,000 and the transaction was accounted for as a purchase.  In connection with this transaction, WesBanco issued 32,463 shares of common stock from

Treasury valued at approximately $856,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS (Dollars in thousands except per share amounts)
---------------------
     The following discussion and analysis presents in further

detail the financial condition and results of operations of

WesBanco, Inc. and its subsidiaries.  This discussion and

analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.

                    Financial Condition
                    -------------------
     Total assets of WesBanco as of September 30, 1996 were

$1,600,769 as compared to $1,549,019 as of December 31, 1995, an increase of 3.3%.  The increase in assets consisted of an 8.0%

increase in loans partially offset by a 4.4% decline in securities.

Total deposits increased 1.3% during the comparative period.

Securities:
-----------
     The following table shows the composition of WesBanco's

securities portfolio at September 30, 1996 and December 31, 1995:

                                         September 30,  December 31,
                                             1996           1995
                                         -------------  -------------
Securities Available for Sale (at market):
------------------------------------------
  U.S. Treasury and Federal Agency
    securities                               $165,550       $157,505
  Obligations of states and political
    subdivisions                               14,145          5,667
  Mortgage-backed securities                   66,979          6,610
  Other debt and equity securities              3,154          2,355
                                             --------       --------
    Total available for sale                  249,828        172,137
                                             --------       --------
Securities Held to Maturity (at cost):
--------------------------------------
  U.S. Treasury and Federal Agency
    securities                                109,969        219,719
  Obligations of states and political
    subdivisions                              137,602        129,074
  Other debt securities                         1,699          1,358
                                             --------       --------
    Total held to maturity (market value
      of $249,686 and $353,760, respectively) 249,270        350,151
                                             --------       --------
    Total securities                         $499,098       $522,288
                                             ========       ========



     Representing a source of funds for increasing loan demand,

securities decreased by $23,190 between September 30, 1996 and

December 31, 1995.  During the period, maturities, calls,

prepayments and sales aggregated $177,834, while investment

purchases totaled $160,154.  To comply with WesBanco's investment policies, approximately $54,948 in U.S. Treasury securities

from the Bank of Weirton merger were reclassified from the held to maturity to the available for sale portfolio.  During the third quarter 1996, WesBanco sold approximately $43,441 of

U.S. Treasury securities to take advantage of the yield

opportunities in the mortgage-backed securities market.  The U.S.

Treasury securities sold resulted in net losses of approximately

$167,000 in the third quarter which the Corporation anticipates will be recovered by the additional interest income generated from the higher-yielding securities.

     The market value adjustments, before tax effect, in the

available for sale securities portfolio resulted in unrealized net losses of $1,750 and unrealized net gains of $1,392 as of

September 30, 1996 and December 31, 1995, respectively.  These adjustments represent market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates.  If these securities are held until their

respective maturity date, no market value adjustment would be realized.





Loans:
------
     The following table shows the composition of WesBanco's loan portfolio at September 30, 1996 and December 31, 1995:

                              September 30, 1996  December 31, 1995
                              ------------------  ------------------
                               Amount    Percent   Amount    Percent
                              -------    -------   ------    -------
Loans:
  Commercial                   $162,686   16.8%    $176,809    19.5%
  Real Estate-Construction       20,853    2.1%      16,544     1.8%
  Real Estate-Mortgage          481,963   49.7%     424,917    47.0%
  Consumer                      304,766   31.4%     284,108    31.7%
                               --------  ------    --------   ------
    Total Loans                $970,268  100.0%    $902,378   100.0%

Less:
  Unearned income                (4,485)             (8,459)
  Allowance for possible loan
    losses                      (14,597)            (13,439)
                               ---------           ---------
      Net loans                $951,186            $880,480
                               =========           =========

     Net loans increased $70,706 or 8.0% between September 30,

1996 and December 31, 1995.  Overall loan growth was primarily attributable to consumer lending.  During the first nine months of 1996 and throughout 1995, WesBanco experienced steady growth in this area as a result of offering attractive rates on

residential and automobile loans.

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

                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------
     Nonaccrual                            $4,395         $5,199
     Renegotiated and other                 5,290          2,092
                                       ----------     ----------
       Total impaired loans                $9,685         $7,291
                                       ==========     ==========


     The average balance of impaired loans during the periods

ended September 30, 1996 and December 31, 1995, were

approximately $11,380 and $6,773, respectively.

     Specific allowances are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent.

Related allowances for possible loan losses on impaired loans were $1,992 and $334 as of September 30, 1996 and December 31,

1995, respectively.

     Other real estate totaled $3,605 as of September 30, 1996,

compared to $4,137 as of December 31, 1995.  Loans past due 90 days or more was $3,831 or .4% of total loans as of September 30,

1996, as compared to $3,034 or .3% of total loans as of December

31, 1995.

     Lending by WesBanco banks is guided by written lending

policies which allow for various types of lending.  Normal

lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions"

("HLT") from outside the primary market area.

Allowance for Possible Loan Losses
----------------------------------
     Activity in the allowance for possible loan losses is

summarized as follows:

                                           For the nine months
                                            ended September 30,
                                           --------------------
                                              1996      1995
                                           ---------   --------

Balance, at beginning of period              $13,440   $12,960
Recoveries credited to allowance                 372       513
Provision for possible loan losses             2,848     1,687
Losses charged to allowance                   (2,063)   (1,733)
                                            --------- ---------
Balance, at end of period                    $14,597   $13,427
                                            ========= =========


     The provision for possible loan losses increased $1,161 due to an increase in net charge-offs and loan growth during 1996.

Net charge-offs




increased to $1,691 as of September 30, 1996 from $1,220 as of

September 30, 1995.  The allowance for possible loan losses as a percentage of total loans was 1.5% as of September 30, 1996 and

December 31, 1995.  Amounts allocated to the allowance for loan losses are based upon management's evaluation of the loan portfolio.

Deposits:
---------
     Total deposits increased $16,668 between September 30, 1996 and December 31, 1995 primarily due to growth in certificates of deposit.  Customer preference for higher yielding products

coupled with competitive pricing have contributed to the steady certificate of deposit growth.  In addition, WesBanco's retail banking program called "Good Neighbor Banking", has contributed to the increase in deposits.  The program is designed to build customer relationships by offering a series of pricing bonuses,

which vary according to the customer's number of qualifying

services.  This relationship building is key to long term deposit growth and customer profitability.

     During the comparative period, a shift occurred in deposit mix from demand and savings deposits, which decreased $23,799 or

3.8%, to certificates of deposit, which increased $39,421 or

7.9%.  The shift in deposit balances reflects the customer's preference for higher-yielding products, primarily in the Good

Neighbor Banking program which offers a tiered pricing structure based on account balance and number of qualifying services.

Liquidity and Capital Resources
-------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including deposit outflows and loan principal

disbursements.  WesBanco also manages its liquidity position to meet its asset and liability management objectives.




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

September 30, 1996, all of WesBanco's affiliate banks exceeded the minimum regulatory levels.  Capital adequacy ratios are

summarized as follows:

                                        September 30,  December 31,
                                             1996          1995
                                        -------------  ------------
Capital Ratios:
  Primary capital                           14.2%           14.1%
  Tier 1 capital                            20.4%           21.7%
  Total risk-based capital                  21.7%           22.9%
  Leverage                                  13.4%           13.4%

    Comparison of the nine months ended September 30, 1996 and 1995
    ---------------------------------------------------------------
                           Earnings Summary
                           ----------------
     Net income for the nine months ended September 30, 1996 was

$16,073, a 4.0% increase over the same period in 1995.  Earnings per share of common stock for the nine months ended September 30,

1996 and 1995 were $1.58 and $1.51 respectively.  Net income increased primarily due to an increase in net interest income and an increase in trust fees for the nine months ended September 30, 1996 as compared to the same period in 1995.




     Return on average assets was 1.36% for the nine months ended

September 30, 1996 and 1995.  Return on average equity was 10.25%

compared to 10.38% for the nine months ended September 30, 1996 and 1995, respectively.

Net Interest Income
-------------------
     Net interest income before the provision for possible loan losses, for the nine months ended September 30, 1996 increased

$2,065 or 4.5% over the same period for 1995.  The increase

resulted from an increase in the net tax equivalent yield

combined with volume growth in both average earning assets of

$42,411 and interest bearing liabilities of $42,659.  The growth in average earning assets was comprised primarily of an increase in loans.  As interest rates generally declined during 1995,

offering lower rates on mortgage and consumer loan products

contributed to a 10.1% increase in average loans.  During the nine months ended September 30, 1996, most banks' primary lending rates averaged 8.3% compared to 8.9% for the corresponding period in 1995.  Average interest bearing liabilities increased

primarily due to growth in certificates of deposit and repurchase agreements.

     Net tax equivalent yield on average earning assets increased to 4.8% from 4.6% for the nine months ended September 30, 1996 and 1995.  The increase in the net yield was due to a shift in the mix of assets from investment securities to higher-yielding loans as well as a reduction of interest rates on demand and savings products in January 1996.

Interest Income
---------------
     Total interest income increased $3,469 or 4.3% between the nine month periods ended September 30, 1996 and 1995.  Interest and fees on loans increased $5,430 or 9.9% primarily due to both an increase in the average rates earned and the average balance of loans outstanding.  Average rates earned on loans decreased approximately .07% while average loan balances



increased by approximately $83,057 or 10.1%.  Interest on taxable investments decreased $764 or 4.2%.  The decline was due to a decrease in the average outstanding balance of approximately $40,206, partially offset by an increase in the average yield of .33% between the nine month periods ending September 30, 1996 and 1995.  The

decrease in taxable investments resulted from the funding of excess loan demand with scheduled investment maturities.

Interest earned on nontaxable investments decreased by $531 or

9.3%.  Increases in the average balance of this type of

investment approximated $9,110 while the average yield declined

 .84%.

Interest Expense
----------------
     Total interest expense increased $1,404 or 4.1% between the nine month periods ended September 30, 1996 and 1995.  Interest expense on deposits increased $948 or 2.9% during the comparative period as the average rate on interest-bearing deposits remained stable at 3.9% and average interest-bearing deposit balances increased by approximately $19,124 or 5.9%.  The increase in average interest-bearing deposit balances resulted from growth in certificates of deposit of $41,299 or 8.8%.  Customers were

attracted to the higher-yielding certificate of deposit products and the introduction of the Good Neighbor Banking Program in the fourth quarter of 1995.  Interest expense on certificates of deposit increased $2,662 or 14.5% reflecting the growth in

average balances.  Interest expense on interest bearing demand deposits decreased $756 or 12.7% primarily due to a decrease in the average rate of approximately .43%.  Interest on savings accounts decreased $958 or 12.3% primarily due to a decrease in the average balances of $27,843 combined with a .14% average rate decrease.  Interest on other borrowings, which consists primarily of repurchase agreements, increased $456 or 20.2% due to an increase in average balances outstanding of $23,536.  Rates paid on repurchase agreements closely follow the direction of interest rates in the federal funds market.

Other Income
------------
     Other income decreased $9 or .1%.  Trust fee income

increased $544 primarily due to increases in the market values and new trust business during the first nine months of 1996.  The market value of trust assets approximated $1,499,930 as of

September 30, 1996, an increase of $238,476 over September 30,

1995.  Service charges and other income decreased $65 between the nine month periods ended September 30, 1996 and 1995.  WesBanco recognized net securities transaction losses of $51 for the nine months ended September 30, 1996 compared to net security

transaction gains of $437 for the same period in 1995.  During the third quarter 1996, certain U.S. Treasury securities were sold at a loss in order to take advantage of higher yielding investment opportunities.  In 1995, the Corporation recognized security gains of approximately $279, resulting from a decision to divest an equity position which no longer had a strategic value.

Other Expenses
--------------
     Total other expenses decreased $136 or .4%.  Salaries and

employee benefits increased 1.4% during this period primarily due to normal salary adjustments partially offset by a reduction in pension expense.  Premises and equipment expense increased $478 or 12.3% due to technological advancements, including a wide area network, designed to enhance customer service.  Other operating expenses decreased $578 or 5.6% primarily due to a reduction in

FDIC insurance expense of $1,340.  However, the decrease was partially offset by expenses totaling $255 in an asset classified as real estate held for resale coupled with increases in professional fees associated with acquisition activity.




Income Taxes
------------
     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                          For the nine months
                                           ended September 30,
                                       ----------------------------
                                            1996          1995
                                       -------------   ------------
Federal statutory tax rate              $7,814   35%   $7,549   35%
Tax-exempt interest income from
  securities of states and political
  subdivisions                          (1,915)  (8)   (1,951)  (9)
State income tax - net of federal
  tax effect                               668    3       628    3
Alternative minimum tax credit
  carryforward recognized                 (364)  (2)      (98)  (1)
All other - net                             52    0       (21)   0
                                        ------------   ------------
Effective tax rate                      $6,255   28%   $6,107   28%
                                        ------------   ------------
     As of September 30, 1996, the Corporation has credits for

prior years minimum taxes of approximately $364,000 available in future years to reduce regular taxes payable.

Comparison of the three months ended September 30, 1996 and 1996
----------------------------------------------------------------
     Total interest income increased $1,332 or 4.9% between the three month periods ending September 30, 1996 and 1995.  Interest and fees on loans increased $1,845 due to an increase in the average volume of loans outstanding, partially offset by a

decrease in the average rate.  Interest on taxable investments increased $193 due to a decrease in average balances partially offset by an increase in average rates.  Interest on non-taxable investments decreased $493 primarily due to a decrease in average rates.  Other interest income, primarily interest on federal funds sold, decreased $213 due to a decrease in the average

balance outstanding and a decrease in average rates.

     Total interest expense increased $357 between the three

month periods ending September 30, 1996 and 1995.  Interest on deposits increased $197 due to an increase in the average

interest bearing deposit balances outstanding of





approximately $18,342, partially offset by a decrease in the average rates paid on deposits.  Interest on other borrowings increased $160 for the three months ended September 30, 1996 and 1995, primarily due to an increase in the average volume of repurchase agreements of approximately $35,239.

     Total other income decreased by $38 primarily due to a

decrease in net security gain transactions of $204.  During the third quarter 1996, certain U.S. Treasury securities were sold at a loss in order to take advantage of higher yielding investment opportunities.  Trust fees increased by $177 during the

comparative period.

     Total other expense increased by $604.  Salaries and

employee benefits increased $390 due to normal salary

adjustments.  Premises and equipment expense increased $170 due to continued technological costs.  Other operating expenses

increased by $44 primarily due to increases in marketing and professional fees combined with a reduction in FDIC insurance expense.

Part II - OTHER INFORMATION
---------------------------
Item 2-5 - Not Applicable
-------------------------
Item 6(a) - Exhibits
--------------------
     (27) Financial Data Schedule required by Article 9 of

Regulation S-X.

Item 6(b) - Reports on Form 8-K
--------------------------------
     (1)  Filed current report on Form 8-K dated July 18, 1996,

announcing the signing of a Definitive Agreement and Plan of

Merger providing for the merger of Vandalia National Corporation located in Morgantown, West Virginia, with WesBanco Fairmont, a wholly owned subsidiary of WesBanco, Inc.  This is to be

accounted for as a purchase transaction.

     (2)  Filed current report of Form 8-K dated August 30, 1996,

which reported the consummation of the acquisition of the Bank of Weirton by WesBanco, Inc.




     (3)  Filed current report of Form 8-K/A dated November 4,

1996, which provided historical financial information of the registrant restated to include the Bank of Weirton.

SIGNATURE
---------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESBANCO, INC.
                                  --------------


Date: November 4, 1996            /s/ Edward M. George
      -----------------           __________________________________
                                  Edward M. George
                                  President and Chief Executive Officer


Date: November 4, 1996            /s/ Paul M. Limbert
      ----------------            ______________________________________
                                  Paul M. Limbert
                                  Executive Vice President and
                                  Chief Financial Officer



