Form 10-K
period 1996-12-31
WESBANCO INC
filed 1997-03-17
CIK 203596

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)

      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -------   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the Fiscal Year Ended December 31, 1996
   -------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission File Number    0-8467
                          ------
                               WESBANCO, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       WEST VIRGINIA                              55-0571723
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

      1 Bank Plaza, Wheeling, WV                      26003
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   304-234-9000
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class        Name of each Exchange on which registered
------------------------------  -----------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X    No
                                                      -----     -----
The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on February 28, 1997 was approximately $302,381,308.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 28, 1997, there were 10,510,296 shares of WesBanco, Inc. Common stock $2.0833 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of WesBanco, Inc.'s 1996 Annual Report to Shareholders - Parts II and III

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1996) are incorporated by reference in Part III.

                              WESBANCO, INC.
                            TABLE OF CONTENTS

ITEM #            ITEM                                                PAGE(S)
------            ----                                                -------
            Part I
            ------
 1          Business                                                   3-18
 2          Properties                                                  19
 3          Legal proceedings                                           19
 4          Submission of matters to a vote of security holders         N/A

            Part II
            -------
 5          Market for the registrant's common equity and related
               stockholder matters                                     (A) 20
 6          Selected financial data                                    (A)
 7          Management's discussion and analysis of financial
               condition and results of operations                     (A)
 8          Financial statements and supplementary data                (A)
 9          Changes in and disagreements with accountants on
               accounting and financial disclosure                      20

            Part III
            --------
10          Directors and Executive Officers of the registrant         (B)20-21
11          Executive compensation                                     (B)
12          Security ownership of certain beneficial owners and
               management                                              (B)
13          Certain relationships and related transactions             (A) (B)

            Part IV
            -------
14          Exhibits, financial statement schedule and reports
               on Form 8-K                                              21-23
(A)         Pages 27-53, of WesBanco, Inc.'s 1996 Annual Report
               to Stockholders are incorporated herein by reference.
(B)         Incorporated by reference to WesBanco, Inc.'s Proxy
               Statement dated March 14, 1997, for Annual Meeting of Stockholders to be held April 16, 1997.


                This Form contains a total of 62 pages.

PART I

Item 1.  Business
-----------------
General
-------

     As of December 31, 1996, the Corporation had four banking affiliates located in Wheeling, Charleston, Parkersburg, and Fairmont, West Virginia.
The Registrant had one banking affiliate in Barnesville, Ohio. WesBanco Wheeling has fourteen offices, all in West Virginia, five located in Wheeling, two located in Follansbee, three in New Martinsville, one in Sistersville, one in Wellsburg and two in Weirton. WesBanco Barnesville has six offices, two located in Barnesville and one each in St. Clairsville, Bethesda, Woodsfield and Beallsville, Ohio. WesBanco Parkersburg has three offices, one located in Parkersburg and one located in Elizabeth and one in Mineral Wells. WesBanco South Hills has two offices, one located in South Hills and one in Sissonville. WesBanco Fairmont has four offices located in Fairmont, five offices located in Morgantown, three offices located in Bridgeport, two in Shinnston and one each in Nutter Fort, Kingwood, Masontown and Bruceton Mills, West Virginia. The Corporation's mortgage banking affiliate has offices located in Bridgeport, South Charleston, Barboursville, Elkins, Wheeling, Parkersburg and Weirton, West Virginia. There are approximately 860 full time equivalent employees employed by all affiliates as of December 31, 1996.

     On December 20, 1996, WesBanco, Inc. announced the signing of a Definitive Agreement and Plan of Merger, providing for the merger of Shawnee Bank, Inc., located in Dunbar and South Charleston, West Virginia with WesBanco South Hills, a wholly-owned subsidiary of WesBanco, Inc. The acquisition, which is based upon a fixed exchange ratio of 10.094 shares of WesBanco common stock for each share of Shawnee common stock, will be accounted for as a purchase transaction with an approximate value of $9,860,000. This transaction, which is subject to approval by the appropriate regulatory authorities and the shareholders of Shawnee, is expected to be completed in the second quarter of 1997.

     WesBanco, Inc., through its subsidiaries, conducts general banking, commercial, mortgage banking and trust business. Its full service banks offer a wide range of services to commercial, consumer and government bodies, including but not limited to, retail banking services, such as demand, savings and time deposits; commercial, mortgage, and consumer installment loans; credit card services through VISA and MasterCard; personal and corporate trust services and discount brokerage services. Most affiliates are participating in local partnerships which operate banking machines in those local regions primarily under the name of MAC. The banking machines are linked to CIRRUS, a nationwide banking network.

     The Corporation has reported to its shareholders that it may engage in other activities of a financial nature authorized by the Federal Reserve Board through a subsidiary, or through acquisition of established companies.

-----------------------------
General (continued)
-------------------

     As of December 31, 1996, none of the affiliates were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

Competition
-----------

     Each affiliate bank faces strong competition for local business in their respective market areas. Competition exists for new loans and deposits, in the scope and types of services offered, and the interest rates paid on time deposits and charged on loans, mortgage banking services and in other aspects of banking. The affiliate banks encounter substantial competition not only from other commercial banks but also from other financial institutions. Savings banks, savings and loan associations, brokerage business and credit unions actively compete for deposits. Such institutions, as well as consumer finance companies, insurance companies and other enterprises, are important competitors for various types of lending business. In addition, personal and corporate trust services and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals.

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

     WesBanco's banking subsidiaries have deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), and are subject to supervision, examination and regulation by state banking authorities and either the FDIC or the Federal Reserve Board. In addition to the impact of federal and state supervision and regulation, the banking subsidiaries of WesBanco are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

-----------------------------
Supervision and Regulation (continued)
--------------------------------------

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

-----------------------------
Dividend Restrictions
---------------------

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

     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Regarding the assessment rates under the assessment system, on November 20, 1996, the FDIC voted to retain the existing Bank Insurance Fund ("BIF") assessment schedule of 0 to 0.27% (annual rate) for the first semiannual period of 1997, and to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC eliminated the statutory minimum annual assessment of $2,000. As of January 1, 1997, each WesBanco Bank will be subject to the FICO special assessment at an annual rate of 1.29%. No assessment will be paid to the BIF for the first semiannual period of 1997.

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

-----------------------------

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

     At December 31, 1996, WesBanco and all of its bank subsidiaries qualified as well-capitalized based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective actions rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.

     The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institutions were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

     The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for bearing) that the institution is in an unsafe and unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

-----------------------------

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

-----------------------------

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

     As of December 31, 1996, all of WesBanco's banking subsidiaries had capital in excess of all applicable requirements.

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

     WesBanco is incorporated under the laws of the State of West Virginia and the West Virginia Legislature adopted substantial amendments to the West Virginia banking laws in 1996 specifically permitting interstate branching under Section 102 and 103 of the Interstate Banking Act, effective May 31, 1997. As of December 31, 1996, the State of Ohio, in which WesBanco has an affiliate bank, does not specifically permit interstate branching.

Statistical Information
-----------------------

     Except as noted, the following statistical data averages included in
Item I - Business were computed using daily averages for the years ended December 31, 1996, 1995 and 1994. Statistical data not included in Item I - Business have been omitted because they are included in the 1996 Annual Report to Shareholders, incorporated herein by reference, or are not applicable.

-----------------------------

     The effect on interest income and interest expense for the years ended December 31, 1996, 1995 and 1994, due to changes in average volume and rate from the prior year, is presented below. The average volumes and rates are shown in the 1996 Annual Report to Shareholders. The effect of a change in average volume has been determined by applying the average rate in the earlier year to the change in volume. The change in rate has been determined by applying the average volume in the earlier year to the change in rate. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each. (in thousands):

                                        1996 Compared to 1995
                                    -----------------------------
                                                          Net
                                                        Increase
                                     Volume     Rate    (Decrease)
                                     -------   -------   ---------
Loans                                $7,471    $  (474)  $  6,997
Taxable investment securities        (2,398)       850     (1,548)
Non-taxable investment securities       640       (522)       118
Federal funds sold                     (428)      (283)      (711)
                                    --------   --------  ----------
    Total interest earned             5,285       (429)     4,856
                                    --------   --------  ----------

Interest bearing demand                (175)      (697)      (872)
Savings deposits                       (587)      (929)    (1,516)
Certificates of deposit               2,944        473      3,417
Federal funds purchased and
    repurchase agreements               978       (336)       642
Other borrowings                         65        (88)       (23)
                                    --------   --------   ---------
    Total interest paid               3,225     (1,577)     1,648
                                    --------   --------   ---------
Net Interest Differential           $ 2,060    $ 1,148    $ 3,208
                                    ========   ========   =========

                                        1995 Compared to 1994
                                    -----------------------------
                                                           Net
                                                         Increase
                                     Volume      Rate   (Decrease)
                                    -------    -------  ----------
Loans                               $ 5,822    $ 3,724    $ 9,546
Taxable investment securities        (2,805)      (161)    (2,966)
Non-taxable investment securities      (650)       (22)      (672)
Federal funds sold                     (297)       751        454
                                     -------   --------   --------
    Total interest earned             2,070      4,292      6,362
                                     -------   --------   --------

Interest bearing demand                (534)       297       (237)
Savings deposits                       (815)       700       (115)
Certificates of deposit               1,650      4,402      6,052
Federal funds purchased and
    repurchase agreements                74      1,071      1,145
Other borrowings                          4         61         65
                                     -------   --------   --------
    Total interest paid                 379      6,531      6,910
                                     -------   --------   --------
Net Interest Differential            $1,691    $(2,239)   $  (548)
                                     =======   ========   ========

-----------------------------
Investment Portfolio
--------------------

     The maturity distribution using book value including accretion of discounts and the amortization of premiums and approximate yield of investment securities at December 31, 1996 is presented in the following table. Tax equivalent yield basis was not used. Approximate yield was calculated using a weighted average of yield to maturities (in thousands):



                                                  After One But       After Five But
                               Within One Year   Within Five Years   Within Ten Years   After Ten Years
                               ---------------   -----------------   ----------------  -----------------
                                Amount  Yield      Amount  Yield       Amount  Yield    Amount    Yield
                                -----  -----      ------  -----       ------  -----    ------    -----
Held to Maturity:
-----------------
U.S. Treasury and Other
   U.S. Government Agencies    $ 58,741  6.14%    $ 40,716  6.10%        --      --       --        --
States and Political
  Subdivisions                   11,513  5.31       61,044  5.16      $ 56,927  5.10%  $ 18,159    5.46%
Other Debt Securities(1)                                                                  2,008    6.13
                                -------  ----      -------  ----       -------  ----   ---------   -----
Total Held to Maturitity         70,254  6.00      101,760  5.54        56,927  5.10     20,167    5.53
                                -------  ----      -------  ----       -------  ----   ---------   -----

Available for Sale:(2)
----------------------
U.S. Treasury and Other
  U.S. Government Agencies       19,027  4.82      111,295  6.13        31,516  6.79      ----      ---
States and Political
    Subdivisions                  2,314  3.89       10,648  4.07           733  5.01        538    4.65
Mortgage-backed Securities (3)   21,409  6.78       65,467  6.94         7,099  6.89      ----      ---
Corporate Securities              4,999  5.91        ----    ---          ----   ---      ----      ---
Other Debt and Equity
    Securities(1)                   ---   ---        ----    ---          ----   ---      1,300    3.07
                                 ------  ----       ------  ----        ------  ----     --------  ----
Total Available for Sale         47,749  5.77      187,410  6.30        39,348  6.77      1,838    3.53
                                 ------  ----      -------  ----        ------  ----     --------  ----
Total Investment Securities    $118,003  5.91%    $289,170  6.03%      $96,275  5.79%   $22,005    5.36%
                               ========  =====    ========  =====      =======  =====   =========  =====

(1)  Represents investments with no stated maturity date.
(2) Average yields on investment securities available for sale have been calculated based on amortized cost.
(3) Mortgage-backed securities which have prepayment provisions are assigned to maturity categories based on estimated average lives.




Item 1.  Business (continued)
-----------------------------
Investment Portfolio (continued)
--------------------------------

     Book values of investment securities are as follows (in thousands):

                                                   December 31,
                                           -----------------------------
                                              1996      1995      1994
                                              ----      ----      ----
Investments Held to Maturity (at cost):
  U.S. Treasury and Federal
    Agency Securities                       $ 99,457  $219,719  $244,967
  Obligations of states and
    political subdivisions                   147,643   129,074   139,021
  Other securities (1)                         2,008     1,358     1,260
                                            --------  --------  --------
    Total Held to Maturity                   249,108   350,151   385,248
                                            --------  --------  --------
Investments Available for Sale
(at market):
    U.S. Treasury and Federal
      Agency Securities                      161,817   157,505   193,114
    Obligations of States and
       Political subdivisions                 14,120     5,667      ---
    Corporate securities                       5,005         4       915
    Mortgage-backed securities                93,750     6,610     7,788
    Other securities (2)                       1,509     2,351       888
                                            --------  --------  --------
        Total Available for Sale             276,201   172,137   202,705
                                            --------  --------  --------
        Total Investments                   $525,309  $522,288  $587,953
                                            ========  ========  ========

    (1)Includes Federal Reserve Bank Stock and Federal Home Loan
       Bank securities.
    (2)Includes stocks of business corporations.

     There are no issues included in obligations of state and political subdivisions which individually or in the aggregate exceed ten percent of shareholders' equity as of December 31, 1996.

Loan Portfolio
--------------
          Loans outstanding are as follows (in thousands):

                                            December 31,
                           -----------------------------------------------
                             1996      1995      1994      1993      1992
Loans:                       ----      ----      ----      ----      ----
  Commercial               $177,136  $176,809  $170,164  $169,341  $172,467
  Real Estate-Construction   21,556    16,544    25,575    21,732    14,187
  Real Estate-Mortgage      510,778   424,917   380,178   356,286   350,472
  Installment               321,060   284,108   245,032   231,705   206,896
                         ----------  --------  --------  --------  --------
    Total Loans          $1,030,530  $902,378  $820,949  $779,064  $744,022
                         ==========  ========  ========  ========  ========



Item 1.  Business (continued)
-----------------------------
Loan Portfolio (continued)
--------------------------

     WesBanco's real estate-mortgage loans, at 50% of total loans, comprise the single largest loan type in the portfolio. This category consists generally of conventional adjustable and fixed rate residential mortgages and home equity loans located within the bank's general market areas. The risks associated with real estate lending are principally influenced by real property values which are affected by the general economic conditions in each bank's market areas.

      Installment loans represent approximately 31% of total loans and consist primarily of indirect vehicle loans originated through automobile dealers and credit card outstanding balances. In recent years, WesBanco has experienced growth in its indirect vehicle lending by offering attractive rates. These loans are a smaller balance, homogeneous group of loans which are not concentrated in a specific market area. Risks in this lending category include the possibility of general economic downturn which may cause an increase in credit losses.

     The loan loss policy for consumer lending requires a charge-off if the loan reaches 120 delinquency days. Any payments subsequent to charge-off are reflected as recoveries.

     Commerical loans, representing 17% of total loans are not concentrated in any single industry, but reflect a broad range of business in West Virginia and Eastern Ohio. These loans are predominantly in the manufacturing, wholesaling and retail service industries. The credit risk associated with commercial lending is principally influenced by general economic conditions and the resulting impact on the borrower's operations.

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

     The following table presents the approximate maturities of loans other than installment loans and residential mortgages for all affiliate banks as of December 31, 1996 (in thousands):

                                          After one
                            In one       year through      After
                         year or less     five years     five years
                        --------------  --------------  ------------
Commercial                  $76,054       $ 49,208        $ 51,874
Real estate:
    Construction              6,099            390             290
    Other real estate        23,657          4,398          86,469
                         ----------     ----------      ----------
        Total              $105,810       $ 53,996        $138,633
                         ==========     ==========      ==========

Fixed rates                $ 31,998       $ 35,305        $ 57,292
Variable rates               73,812         18,691          81,341
                         ----------     ----------      ----------
        Total              $105,810        $53,996        $138,633
                         ==========     ==========      ==========


Item 1.  Business (continued)
-----------------------------
Loan Portfolio (continued)
--------------------------

     WesBanco Bank Wheeling, which has approximately 41% of consolidated gross loans, originates most commercial loans and real estate construction loans on a demand basis. Most of these loans do not require formal repayment terms other than monthly interest payments. There is no significant impact on cash flows since these loans are monitored on a regular basis and principal repayments, if not made by borrowers, are requested. WesBanco banks follow lending policies which require substantial down payments along with current market appraisals on the collateral when the loans are originated. The majority of loans are either secured by deeds of trust on real property, security agreements on personal property, insurance contracts from independent insurance companies or through marketable securities.

     All affiliate banks generally recognize interest income on the accrual basis, except for certain loans which are placed on a nonaccrual status, when in the opinion of management, doubt exists as to collectability. All banks must conform to the policies of the Board of Governors of the Federal Reserve
System and the Office of the Comptroller of Currency which state that banks may not accrue interest on any loan on which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on a nonaccrual status, interest income may be recognized as cash payments are received.

     Non-performing assets and secured loans which are in the process of collection but are contractually past due 90 days or more as to interest or principal are as follows (in thousands):


                                           December 31,
                          ---------------------------------------------
                              1996    1995     1994     1993     1992
                           -------   ------  -------  -------  -------
Nonaccrual:
    Installment            $    53   $   59   $   12  $   124  $   181
    Commercial               3,683    3,467    6,766    9,496    5,992
    Mortgage                   928    1,673    1,475    1,620    1,633
                           -------   ------  -------   ------   ------
                             4,664    5,199    8,253   11,240    7,806
                           -------   ------  -------   ------   ------
Renegotiated:
    Installment                 --        9       --       --       41
    Commercial               1,527    1,006       23       80    3,938
    Mortgage                   623       39       81       88      108
                            ------   ------   ------   ------   ------
                             2,150    1,054      104      168    4,087
                            ------   ------   ------   ------   ------
Other classified
    loans: (1)
    Installment                 --       --       --       --       --
    Commercial               3,057      341       --       --       --
    Mortgage                   414      697       --       --       --
                            ------   ------   ------   ------   ------
                             3,471    1,038       --       --       --
                            ------   ------   ------   ------   ------
Total non-performing
  loans                     10,285    7,291    8,357   11,408   11,893

Other Real Estate Owned
                             3,555    4,137      612      801      629
                            ------   ------   ------    -----   ------
    Total non-performing
        assets             $13,840  $11,428   $8,969  $12,209  $12,522
                           =======  =======   ======  =======  =======






                                                 December 31,
                                     ------------------------------------
                                     1996    1995    1994    1993    1992
                                     ----    ----    ----    ----    ----
Percentage of non-performing
    assets to loans outstanding      1.4%    1.3%    1.1%    1.6%    1.7%
                                    =====   =====   =====   =====   =====

Past Due 90 Days or More:
    Installment                    $1,538  $  863  $  944  $  857  $1,071
    Commercial                      1,294     916     923     754   1,604
    Real Estate                     1,273   1,255     680   1,131     584
                                   ------  ------  ------  ------  ------
                                   $4,105  $3,034  $2,547  $2,742  $3,259
                                   ======  ======  ======  ======  ======

(1) Includes loans internally classified as doubtful and substandard (as defined by banking regulations) that meet the definition of impaired loans.


     At December 31, 1996, nonperforming loans, which included all impaired loans, totaled $10,285,000, an increase of $2,994,000 over 1995. The increase was attributable primarily to a commercial loan which was classified as substandard under the definition of an impaired loan.

     Other fluctuations in nonperforming loans since 1992 are summarized below.
At December 31, 1995, nonaccrual loans decreased $3,054,000 to $5,199,000, primarily due to the reclassification of a commercial real estate loan to other real estate owned. The action was taken on November 1, 1995 by an affiliate through a transfer by deed in-lieu of foreclosed commercial property.
Contributing to the increase in renegotiated loans during 1995 were certain performing loans classified as impaired, in accordance with FAS No. 114. The
1994 decline in nonaccrual loans was the result of a commercial real estate loan which was taken off of nonaccrual status. During 1993, nonaccrual loans increased by $3,434,000 to $11,240,000, while renegotiated loans declined by $3,919,000 to $168,000. The change between these categories was caused by a reclassification of a renegotiated loan totaling $3,823,000 to nonaccrual status during 1993. Nonaccrual loans are generally secured by collateral believed to have adequate market values to protect the Corporation from significant losses.

     Prior to 1995, loans totaling $3,666,000 which were classified as in-substance forcelosures and included in other assets were reclassified to loans in accordance with FAS No. 114. Management continues to monitor nonperforming assets to ensure against deterioration in collateral values.

Summary of Loan Loss Experience
-------------------------------

      The historical relationship between average loans, loan losses and recoveries and the provision for loan losses is presented in the following table (in thousands):

                                    1996     1995     1994     1993     1992
Beginning balance -               -------  -------  -------  -------  -------
    Allowance for loan losses     $13,439  $12,960  $12,483  $11,308  $10,471
    Allowance for loan losses of
         purchased bank               707      ---      ---      ---       62
Loans charged off:
    Commercial                        639    1,263    4,521    1,229    1,790
    Real Estate-Mortgage              222      220      524      183      266
    Installment                     2,613    1,619    1,003    1,274    1,237
                                   ------   ------   ------   ------   ------
       Total loans charged off      3,474    3,102    6,048    2,686    3,293
                                   ------   ------   ------   ------   ------



Item 1.  Business (continued)
-----------------------------
Summary of Loan Loss Experience (continued)
-------------------------------------------

                                      1996    1995     1994     1993     1992
                                      ----    ----     ----     ----     ----
Recovery of loans previously
    charged off:
    Commercial                         76      377      171      184      436
    Real Estate-Mortgage               67       97       25       36       38
    Installment                       377      319      256      394      297
                                    -----    -----    -----    -----    -----
        Total recoveries              520      793      452      614      771
                                    -----    -----    -----    -----    -----
        Net loans charged off       2,954    2,309    5,596    2,072    2,522
                                    -----    -----    -----    -----    -----
Provision for loan losses           4,336    2,788    6,073    3,247    3,297
Ending balance -                  -------  -------  -------  -------  -------
    Allowance for loan losses     $15,528  $13,439  $12,960  $12,483  $11,308
                                  =======  =======  =======  =======  =======

Ratio of net loans charged off
   to average loans outstanding
     for the period                  .32%     .28%     .79%     .28%     .35%
                                  -------  -------  -------  -------  -------

Ratio of the allowance for loan
   losses to loans outstanding at
     the end of the period          1.51%    1.50%    1.61%    1.62%    1.54%
                                  -------  -------  -------  -------  -------

     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing and anticipated economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.

Allocation of the Allowance for Loan Losses
-------------------------------------------

     The following represents the allocation of the allowance for loan losses
(dollars in thousands):

                                                                    December 31,
                                 ---------------------------------------------------------------------------
                                      1996             1995           1994          1993           1992
                                 ---------------  -------------  -------------  -------------  -------------
                                          % of            % of           % of           % of           % of
                                 Amount   Loans   Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans
                                 ------   -----   ------  -----  ------  -----  ------  -----  ------  -----
Specific Allowance:
  Commercial and Unallocated     $ 9,557    17%   $10,480   20%  $10,536   21%  $10,468  22%   $8,848   23%
  Real Estate-Construction           --      2         17    2        16    3        16   3        16    8
  Real Estate-Mortgage             2,124    50      1,232   47       871   46       750  45     1,058   44
  Installment                      3,847    31      1,710   31     1,537   30     1,249  30     1,386   25
                                 -------   ----   -------  ----  -------  ----  ------- ----  -------  ----
      Total                      $15,528   100%   $13,439  100%  $12,960  100%  $12,483 100%  $11,308  100%
                                 -------   ----   -------  ----  -------  ----  ------- ----  -------  ----


Item 1.  Business (continued)
-----------------------------
Allocation of the Allowance for Loan Losses (continued)
-------------------------------------------------------

     WesBanco has allocated the allowance for loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing loans, average portfolio growth, local economic conditions and management experience. For 1996, the increase in the specific allowance for real estate-mortgage loans was due to an increase in outstanding balances.
Specific allowance for installment loans increased due primarily to increases in outstanding balances and increases in the historical loan loss experience rate. Management deems the allowance for loan losses at December 31, 1996 to be adequate.

Loan Risk Elements
------------------

     The Corporation has historically maintained an allowance for loans losses which is greater than actual charge-offs.

     Management maintains loan quality through monthly reviews of past due loans, and a quarterly review of significant loans which are considered by affiliate bank personnel to be potential problem loans. Periodic review of significant loans are completed by personnel independent of the loan function.

     There are no significant loans made to customers outside the general market area of each affiliate bank. At times, in order to maintain loan volumes, loans are purchased from correspondent banks. These loans aggregate less than $3,500,000 as of December 31, 1996. Each bank within the Corporation follows its usual loan analysis procedures before a determination is made to purchase loans from correspondent banks.

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

Other Matters
-------------

     The Corporation has approximately 57% of its assets located in the Upper
Ohio Valley, an area experiencing an extended strike between the United Steel
Workers Union and Wheeling-Pittsburgh Steel Corporation. Through the current date, this strike has not significantly impacted WesBanco's results of operations. Since WesBanco is unable to determine when the strike may be settled, we cannot estimate the impact on the local economy, if the strike continues and ultimately the long-term effects resulting therefrom.




Item 1.  Business (continued)
-----------------------------
Certificates of Deposit
-----------------------

     Maturities of certificates of deposit in denominations of $100,000 or more is as follows: (in thousands)

                                           December 31,
                                       ---------------------
                                         1996          1995
Maturity                               -------       -------
Under three months                     $18,506       $27,042
Three to six months                     14,264         6,771
Six to twelve months                    28,762         6,513
Over twelve months                      30,804        35,760
                                       -------       -------
Total                                  $92,336       $76,086
                                       =======       =======

     Interest expense on certificates of deposit of $100,000 or more was approximately $4,658,000 in 1996, $4,042,000 in 1995 and $2,589,000 in 1994.

Short-Term Borrowings
---------------------

     Securities sold under agreement to repurchase have maturities which range between one day and one year. The following table presents short-term liabilities for the years ended December 31 (dollars in thousands):


                                            1996      1995    1994
                                           -------  -------  -------
Securities sold under agreement
  to repurchase:
Outstanding at year end                    $72,587  $70,091  $65,435

Average daily outstanding                   69,975   54,791   51,068
Maximum outstanding at any month end        86,854   70,091   66,286
Average interest rate:
    During year                               4.81%    5.17%    3.47%
    At year end                               5.48     5.45     4.37

Return on Equity and Assets
---------------------------
     The following financial ratios are presented:

                                                 1996    1995    1994
Net income to:                                 ------   ------  ------
    Average total assets                         1.34%   1.33%   1.17%
    Average shareholders' equity                10.02   10.15    9.32
    Average shareholders' equity and
      redeemable preferred stock                10.02   10.07    9.23
Dividend payout percentage (cash dividends,
    including those of pooled banks, divided
    by net income)                              49.76   44.19   45.80


Equity to assets (average equity
    divided by average assets)                  13.33   13.09   12.58
Equity and redeemable preferred stock
    to assets (average equity and redeemable
    preferred stock dividend by average assets) 13.33   13.20   12.70



Item 2.  Properties
-------------------

     The Registrant's affiliates generally own their respective offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective
West Virginia offices are located in downtown Wheeling, Follansbee, Wellsburg, Weirton, New Martinsville, Sistersville, Elizabeth, Charleston, Sissonville,
Parkersburg, Kingwood, Fairmont, Morgantown, Shinnston, Bridgeport and
Masontown. The Ohio bank offices are located in Barnesville, Bethesda, Woodsfield and Beallsville. Consolidated investment in net bank premises and equipment at December 31, 1996 was $32,670,000.

     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Wheeling. The building contains approximately 100,000 square feet.

Item 3.  Legal Proceedings
--------------------------

     WesBanco, Inc. and its affiliates are involved in various legal proceedings presently pending which are incidental to the business of banking in which they are engaged. These proceedings are pending in various jurisdictions in which WesBanco, Inc. and its subsidiaries are engaged in business. Based on the information which has been developed in such proceedings as of the date hereof, and available to the Corporation, management does not believe that any of such proceedings involve claims for damages which expose it to a material liability on a consolidated basis.

      The case previously reported in the 1995 Form 10-K, Tankovits v.
Glessner, et al., Civil Action No. 96-C-59(W) is still pending. Additional development of the facts in the case has failed to disclose any significant actionable conduct on the part of the Corporation's subsidiary bank.
Plaintiff has not initiated any significant discovery in the case and motions to dismiss the case have been filed by all defendents in the proceeding.
While the development of the Plaintiff's case is incomplete, and subject to that Contingency, counsel has advised the Corporation that the factual allegations contained in the Complaint do not appear to provide a basis for recovery by the Plaintiff.






                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
--------------------------------------------------------------
Shareholder Matters
-------------------

     (a)  Approximate Number of Security Holders
     --------------------------------------------

     Set forth below is the approximate number of holders of record of the Registrant's equity securities as of February 28, 1997.

                   Title of Class                       Number
                   --------------                       ------
          Common Stock ($2.0833 Par Value)               4,248

     The number of holders listed above does not include WesBanco, Inc.
employees who have had stock allocated to them through the Employee Stock
Ownership Plan. All WesBanco employees who meet the eligibility requirements of the ESOP are included in the Plan.

Item 9. Changes in and disagreements with accountants on accounting and
-----------------------------------------------------------------------
        financial disclosure.
        ---------------------
On April 10, 1996, the Executive Committee of the Board of Directors of
WesBanco approved the decision to replace the firm of Price Waterhouse LLP as auditors of the Registrant.  In connection with the audits of the
Registrant's financial statements for each of the two years ended December 31,
1995 and through April 10, 1996, there were no disagreements with
Price Waterhouse LLP on any matters relating to the financial statements.
Price Waterhouse LLP confirmed these statements made by the Registrant through a letter to the Registrant dated April 10, 1996.  On the same date, the
Registrant engaged Ernst & Young LLP as its new independent accountant.
During the two years ended December 31, 1995 and through April 10, 1996, the
Registrant did not consult with Ernst & Young LLP on any accounting or financial reporting matters.  The Registrants filed a current report on form
8-K on April 12, 1996, indicating the change in auditors.




                                  PART III

Item 10.  Executive Directors of the Corporation
------------------------------------------------
Name                       Age    Position
----                       ---    --------

James C. Gardill            50    Chairman of the Board
Robert H. Martin            63    Vice Chairman
Edward M. George            60    President and Chief Executive Officer
Paul M. Limbert             49    Executive Vice President-Credit Administration
                                     and Chief Financial Officer
Dennis P. Yaeger            46    Executive Vice President and
                                     Chief Operating Officer
John W. Moore, Jr.          48    Senior Vice President-Human Resources


Item 10. Executive Directors of the Corporation (continued)
-----------------------------------------------------------

Jerome B. Schmitt           47    Senior Vice President-Investments
Larry L. Dawson             50    Vice President
Jerry A. Halverson          60    Vice President
Edward G. Sloane            58    Vice President-Data Processing


      Mr. Martin was appointed Vice Chairman of the Corporation on February 28,
1994.  Prior to that time, Mr. Martin was Chairman of the Board of First
Fidelity Bancorp, Inc. since 1986.

     Each of the remaining officers listed above have been an Executive Officer of the Corporation or one of its subsidiaries during the past five years.




                                   PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
     (a)  Certain documents filed as part of the Form 10-K
     -----------------------------------------------------
                                                                     Page(s)
                                                                     -------
     (1)  Consolidated Balance Sheet as of December 31,                 27
          1996 and 1995.

          Consolidated Statements of Income for the years               28
          ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Changes in Shareholders'           29
          Equity for the years ended December 31, 1996,
          1995 and 1994.

          Consolidated Statement of Cash Flows for the years            30
          ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements                  31-43

          Report of Ernst & Young LLP, Independent Auditor's            44

     (b)  Reports on Form 8-K
     ------------------------

     Form 8-K/A filed on November 4, 1996, which provided restated historical financial information of the registrant to include the merger of the Bank of Weirton. (The merger of Bank of Weirton was previously announced on Form 8-K dated August 30, 1996).

     Form 8-K filed on December 20, 1996 to announce the signing of a Definitive Agreement and Plan of Merger providing for the acquisition of Shawnee Bank, Inc.

     Form 8-K filed on December 30, 1996 to announce the consummation of the acquisition of Vandalia National Corporation.





Item 14.  Exhibits, financial statement schedules and reports on
-----------------------------------------------------------------
Form 8-K (continued)
--------------------
      (c)  Exhibits required by Item 601 of Regulation S-K (continued)
      ----------------------------------------------------------------
Exhibit            Title                                              Page(s)
-------            -----                                              -------
  3.1       Articles of Incorporation of WesBanco, Inc., restated        *
            as of November 17, 1995 (1)

  3.2       Bylaws of WesBanco, Inc. (1)                                 *

  4         Specimen Certificate of WesBanco, Inc. Common Stock (2)      *

 10         Material Contracts (1)                                       *

 11         Computation of Earnings Per Share                            25

 12         Ratio of Earnings to Combined Fixed Charges and              26
            Preferred Stock Dividends

 13         1996 Annual Report to Shareholders                          27-53
            The Consolidated Financial Statements, together with the
            report thereon of Ernst & Young LLP dated February 3,
            1997, Management Discussion and Analysis of the
            Consolidated Financial Statements included in
            the accompanying 1996 Annual Report to Shareholders are
            incorporated herein by reference.  With the exception
            of the aforementioned information, the 1996 Annual Report
            is not to be deemed filed as part of this report.  Financial statement schedules not included in this Form 10-K
            Annual Report have been omitted because they are not
            applicable or the required information is shown in the
            Financial Statements or notes thereto.

 21         Subsidiaries of the Registrant                                54

 22         Proxy Statement for the Annual Shareholders' meeting           *
            held April 16, 1997 (3)

 23.1       Consent of Ernst & Young LLP                                  55

 23.2       Consent of Price Waterhouse LLP                               56

 24         Power of Attorney                                           57-59

 27         Financial Data Schedule                                      62






Item 14.  Exhibits, financial statement schedules and reports on
----------------------------------------------------------------
Form 8-K (continued)
--------------------
     (c)  Exhibits required by Item 601 of Regulation S-K (continued)
     ----------------------------------------------------------------

 99.1     Report of Price Waterhouse LLP dated January 25, 1996,        60
          except as to the pooling-of-interests with Bank of Weirton which is as of August 30, 1996, on WesBanco, Inc.
          Consolidated Financial Statements as of December 31, 1995
          and for the two years then ended December 31, 1995.

 99.2     Report of Grant Thornton LLP dated October 17, 1996 on        61
          Bank of Weirton Financial Statements as of December 31,
          1995, and 1994 and for the two years in the period ended
          December 31, 1995.

*    Indicates document previously provided or incorporated by reference.

(1)  This exhibit is being incorporated by reference with respect to a prior
     Registration Statement filed by the Registrant on Form S-4 under Registration No. 333-3905 which was filed with the Securities and Exchange Commission on June 20, 1996.
(2)  This exhibit is being incorporated by reference with respect to a prior
     Registration Statement filed by the Registrant on Form S-4 under Registration No. 33-42157 which was filed with the Securities and Exchange Commission on August 9, 1991.
(3)  This exhibit is being incorporated by reference with respect to a schedule 14A, Definitive Proxy Statement, which was filed by the Registrant with the Securities and Exchange Commission on March 14,
     1997.





                                 SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1997.

                                     WESBANCO, INC.

                                     By: /s/ Edward M. George
                                     -------------------------
                                        Edward M. George
                                        President and Chief Executive Officer

                                     By: /s/ Paul M. Limbert
                                     ------------------------
                                        Paul M. Limbert
                                        Executive Vice President and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 14, 1997.

                                     By: /s/ James C. Gardill
                                     --------------------------
                                        James C. Gardill
                                        Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

Frank K. Abruzzino
James E. Altmeyer
Charles J. Bradfield
Ray A. Byrd
R. Peterson Chalfant
Christopher V. Criss
Stephen F. Decker
James D. Entress
Ernest S. Fragale
James C. Gardill
Edward M. George
Roland L. Hobbs                      By: /s/ James C. Gardill
John W. Kepner                       -------------------------
Robert H. Martin                        James C. Gardill
Eric Nelson                             Attorney-in-fact
Joan C. Stamp
Carter W. Strauss
Reed J. Tanner
Thomas L. Thomas, M.D.
John A. Welty
William E. Witschey






                                                                   EXHIBIT 11

                                  WesBanco, Inc.
                        Computation of Earnings Per Share
                          (Dollar amounts in thousands)


                                          For the years ended December 31,
                                          --------------------------------
                                             1996       1995       1994
                                           --------   --------  -----------
PRIMARY:
  Net Income                               $ 21,161    $ 20,304    $ 17,892
  Less:  Preferred dividends and
         discount accretion                    ---          164         183
                                          ---------  ----------  ----------

  Net income applicable to common stock      21,161      20,140      17,709
                                         ==========  ==========  ==========

  Average common share outstanding       10,168,738  10,160,328  10,280,878

  Net income per common share            $     2.08  $     1.98  $     1.72


----------------------------------------------------------------------------

ASSUMING FULL DILUTION:*
  Net Income                             $   21,161  $   20,304  $   17,892

  Pro forma fully diluted
    Average common shares outstanding    10,168,738  10,254,864  10,394,321


  Pro forma fully diluted net income
    per share                            $     2.08  $     1.98  $     1.72


* Assumes conversion of redeemable preferred stock as if issuance had occured at the beginning of the reportable period.




                                                                    EXHIBIT 12

                                 WesBanco, Inc.
         Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
                         (Dollar amounts in thousands)


                                  1996     1995     1994     1993     1992
                                -------  -------  -------  -------  --------
Net income                      $21,161  $20,304  $17,892  $19,718  $18,511*
Provision for income taxes        8,344    7,656    6,283    7,070    7,044
                                -------  -------  -------  -------  --------
Earnings before provision for
  income taxes                   29,505   27,960   24,175   26,788   25,555
                                -------  -------  -------  -------  --------
Preferred stock dividend
  requirements                     ---       164      183      184      184

Ratio of pretax income to net
  income                           1.39%    1.38%    1.35%    1.36%    1.38%
                                --------  -------  -------  -------  -------
Preferred dividend factor       $     0   $  226   $  247   $  250   $  254

Ratio of pretax net income to
  preferred dividends                 0%   123.8%    97.8%   107.2%   100.6%
                                ========  ========  =======  =======  =======

* Does not include the change in accounting for postretirement benefits-net of tax effect of $(592,000).

   WesBanco has no fixed charges as defined by Regulation S-K Item 503-Summary;
   Risk Factors; Ratio of Earnings to Fixed Charges.



                                                               EXHIBIT 13


                         							   WesBanco, Inc.
                    			     Consolidated Balance Sheet
------------------------------------------------------------------------------
(in thousands, except for shares)
                                           													      December 31,
                                            												  --------------------
                                           													   1996          1995
------------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 17)                     $   58,828    $   54,163
Due from banks-interest bearing                              197           301
Federal funds sold                                        10,970        37,230
Investment securities: (Note 4)
      Held to maturity (market values of
       $250,132 and $353,760, respectively)              249,108       350,151
      Available for sale carried at market value         276,201       172,137
-------------------------------------------------------------------------------
       	 Total investment securities                     525,309       522,288
------------------------------------------------------------------------------
Loans held for sale                                          983         ---
Loans, net of unearned income (Note 3)                 1,026,370       893,919
Allowance for loan losses (Note 3)                       (15,528)      (13,439)
-------------------------------------------------------------------------------
       	 Net Loans                                     1,010,842       880,480
-------------------------------------------------------------------------------
Bank premises and equipment (Note 7)                      32,670        28,395
Accrued interest receivable                               11,748        12,708
Other assets                                              26,224        13,454
-------------------------------------------------------------------------------
Total Assets                                          $1,677,771    $1,549,019
===============================================================================

LIABILITIES
Deposits:
    Non-interest bearing demand                       $  159,176    $  143,872
    Interest bearing demand                              284,143       279,217
    Savings deposits                                     323,673       337,706
    Certificates of deposit (Note 8)                     575,828       494,049
-------------------------------------------------------------------------------
       Total deposits                                  1,342,820     1,254,844
-------------------------------------------------------------------------------
Federal funds purchased and
   repurchase agreements (Note 9)                         81,089        70,457
Other short-term borrowings (Note 9)                      11,682         1,402
Accrued interest payable                                   5,826         7,091
Other liabilities                                          8,822         8,229
-------------------------------------------------------------------------------
Total Liabilities                                      1,450,239     1,342,023
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares
   authorized; none outstanding                             ---           ---
Common stock ($2.0833 par value; 25,000,000
   shares authorized; 10,538,993 and 10,372,103
   shares issued, respectively)                           21,956        21,608
Capital surplus                                           36,949        31,237
Retained earnings                                        170,116       159,483
Treasury stock (17,139 and 186,131 shares,
   respectively, at cost)                                   (544)       (5,038)
Market value adjustment on investments available
   for sale-net of tax effect                                (90)          849
Deferred benefits for directors and employees               (855)       (1,143)
-------------------------------------------------------------------------------
Total Shareholders' Equity                               227,532       206,996
-------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $1,677,771    $1,549,019
===============================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.




                       						  WESBANCO, INC.
               					 CONSOLIDATED STATEMENT OF INCOME
----------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                           													For the years ended December 31,
                                           													--------------------------------
								                                               				   1996        1995        1994
-------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                          $  81,449    $  74,452   $  64,906
-------------------------------------------------------------------------------------------
    Interest on investment securities:
      U.S. Treasury and Federal Agency securities          21,837       23,040      26,092
      States and political subdivisions                     7,642        7,524       8,196
      Other investments                                       229          574         488
-------------------------------------------------------------------------------------------
       	 Total interest on investment securities           29,708       31,138      34,776
-------------------------------------------------------------------------------------------
    Other interest income                                   1,781        2,492       2,038
-------------------------------------------------------------------------------------------
       	 Total interest income                            112,938      108,082     101,720
-------------------------------------------------------------------------------------------
Interest expense:
    Interest bearing demand deposits                        7,064        7,936       8,173
    Savings deposits                                        8,817       10,333      10,448
    Certificates of deposit                                28,551       25,134      19,082
-------------------------------------------------------------------------------------------
       	 Total interest on deposits                        44,432       43,403      37,703
    Other borrowings                                        3,786        3,167       1,957
-------------------------------------------------------------------------------------------
       	 Total interest expense                            48,218       46,570      39,660
-------------------------------------------------------------------------------------------
Net interest income                                        64,720       61,512      62,060
    Provision for loan losses (Note 3)                      4,336        2,788       6,073
-------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        60,384       58,724      55,987
-------------------------------------------------------------------------------------------
Other income:
    Trust fees                                              5,442        4,716       4,425
    Charge card fees                                        1,050        1,039         922
    Service charges and other income                        5,542        5,174       5,315
    Net investment securities transaction gains               239          437         366
-------------------------------------------------------------------------------------------
       	 Total other income                                12,273       11,366      11,028
-------------------------------------------------------------------------------------------
Other expenses:
    Salaries and wages                                     19,110       18,272      18,711
    Pension and other employee benefits (Note 12)           4,500        4,945       4,549
    Net occupancy expense                                   2,651        2,672       2,625
    Equipment expense                                       3,135        2,461       2,381
    Other operating expense (Note 13)                      13,756       13,780      14,574
-------------------------------------------------------------------------------------------
       	 Total other expenses                              43,152       42,130      42,840
-------------------------------------------------------------------------------------------
Income before provision for income taxes                   29,505       27,960      24,175
    Provision for income taxes (Note 14)                    8,344        7,656       6,283
-------------------------------------------------------------------------------------------
Net Income                                               $ 21,161     $ 20,304    $ 17,892
===========================================================================================

Earnings per share of common stock: (Note 1)
    Earnings per share                                      $2.08        $1.98       $1.72
    Preferred stock dividends and discount accretion          ---          164         183
    Average shares outstanding                         10,168,738   10,160,328  10,280,878

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                     						       WESBANCO, INC.
      		   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
-------------------------------------------------------------------------------
(in thousands, except for shares)
                   					 		       For the years ended December 31, 1996, 1995, and 1994
                        					     -----------------------------------------------------
                                                         																				           Market Value      Deferred
                                                        																				            Adjustment on     Benefits for
                         							   Shares      Common   Capital   Retained    Treasury    Investments      Directors &
                         							Outstanding    Stock    Surplus   Earnings     Stock   Available for Sale  Employees     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993       10,362,143   $21,691   $33,389   $138,801   $(1,323)           ---         $(757)      $191,801
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                          17,892                                                17,892
Cash dividends:
   Common ($.86 per share)                                          (7,389)                                               (7,389)
   Common by pooled bank
     prior to acquisition                                             (805)                                                 (805)
Preferred dividends & accretion                                       (183)                                                 (183)
ESOP contribution                     2,000                 (16)                  63                                          47
Net treasury shares purchased
   or retired                      (164,185)      (83)     (926)              (3,475)                                     (4,484)
ESOP borrowing                                                                                               (246)          (246)
Principal payment on ESOP debt                                                                                154            154
Market value adjustment on
   investments available for
   sale-net of tax effect                                                                   $(4,482)                      (4,482)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994       10,199,958    21,608    32,447    148,316    (4,735)        (4,482)         (849)       192,305
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                          20,304                                                20,304
Cash dividends:
   Common ($.96 per share)                                          (8,139)                                               (8,139)
   Common by pooled bank
     prior to acquisition                                             (834)                                                 (834)
Preferred dividends & accretion                                       (164)                                                 (164)
ESOP contribution                     3,500                                       96                                          96
Net treasury shares purchased      (128,597)                                  (3,456)                                     (3,456)
Redemption of preferred stock       111,111              (1,210)               3,057                                       1,847
ESOP borrowing                                                                                               (129)          (129)
Principal payment on ESOP debt                                                                                200            200
Deferred benefits for directors                                                                              (365)          (365)
Market value adjustment on
   investments available for
   sale-net of tax effect                                                                     5,331                        5,331
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995       10,185,972    21,608    31,237    159,483    (5,038)           849        (1,143)       206,996
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                          21,161                                                21,161
Cash dividends:
   Common ($1.08 per share)                                        (10,125)                                              (10,125)
   Common by pooled bank
     prior to acquisition                                             (403)                                                 (403)
Stock issued for acquisitions       378,008       348     5,674                5,899                                      11,921
Net treasury shares purchased       (42,126)                 38               (1,405)                                     (1,367)
Principal payment on ESOP debt                                                                                365            365
Deferred benefits for directors                                                                               (77)           (77)
Market value adjustment on
   investments available for
   sale-net of tax effect                                                                      (939)                        (939)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996       10,521,854   $21,956   $36,949   $170,116     $(544)         $ (90)        $(855)      $227,532
==================================================================================================================================

There was no activity or outstanding balances in the Nonredeemable Preferred Stock during the years ended December 31, 1996, 1995 and 1994.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                        						   WESBANCO, INC.
               				 CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (in thousands)

                                                  															For the years ended December 31,
                                                 															--------------------------------
                                                   															  1996        1995       1994
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                       $21,161     $20,304    $17,892
Adjustment to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                    5,563       7,169      9,052
  Provision for loan losses                                        4,336       2,788      6,073
  Gains on sales of investment securities-net                       (239)       (437)      (366)
  Deferred income taxes                                             (143)         82       (107)
  Other-net                                                         (387)        269         (1)
  Increase (decrease) in assets and liabilities:
     Interest receivable                                             960         873        628
     Other assets                                                 (3,461)     (6,115)    (1,095)
     Interest payable                                             (1,358)      1,468       (124)
     Other liabilities                                               665        (906)       400
     Loans held for sale                                            (983)        ---        ---
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         26,114      25,495     32,352
-------------------------------------------------------------------------------------------------
Cash flows provided investing activities:
   Investment securities held to maturity:
      Proceeds from maturities and calls                         113,454      80,059     77,374
      Payments for purchases                                     (66,161)    (67,026)  (130,584)
   Investment securities available for sale:
      Proceeds from sales                                         89,075      59,291     67,002
      Proceeds from maturities and calls                          43,843      47,901     52,364
      Payments for purchases                                    (183,065)    (50,145)   (64,917)
   Purchase of subsidiaries, net of cash acquired                  2,127        ---        ---
   Net increase in loans                                         (88,021)    (84,815)   (45,360)
   Purchases of premises and equipment-net                        (5,978)     (3,215)    (1,547)
-------------------------------------------------------------------------------------------------
Net cash used by investing activities                            (94,726)    (17,950)   (45,668)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                            37,723         258    (11,090)
   Increase in federal funds purchased and
      repurchase agreements                                        9,681       4,707     14,524
   Increase (decrease) in short-term borrowings                   10,280      (3,042)    (6,010)
   Net proceeds (payments) related to ESOP debt                     (364)        (71)        92
   Dividends paid                                                 (9,799)     (8,854)    (7,790)
   Purchases of treasury shares-net                               (1,367)     (3,456)    (4,484)
   Other-net                                                         863          57         33
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               47,017     (10,401)   (14,725)
-------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (21,595)     (2,856)   (28,041)
Cash and cash equivalents at beginning of year                    91,393      94,249    122,290
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $69,798     $91,393    $94,249
=================================================================================================


During 1996, 1995 and 1994, WesBanco paid $49,576, $45,103 and $39,785 in interest on deposits and other borrowings and $8,578, $8,113 and $6,415 for income taxes, respectively.
During 1996, non-cash activity consisted of $11,921,000 of common stock issued in connection with purchase acquisitions.
During 1995, there were 9,925 shares of preferred stock redeemed, of which 9,723 shares were exchanged for 111,111 shares of WesBanco common stock in a non-cash transaction. The remaining 202 shares were redeemed for cash at $190 per share and are included in other financing activities.



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    						   WESBANCO, INC.
       			     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 1:  ACCOUNTING POLICIES
------------------------------------------------------------------------------
     WesBanco, Inc. is a multi-bank holding company offering a full range of financial services, including trust and mortgage banking services, through offices located in West Virginia and Eastern Ohio.
     The significant accounting principles employed in the preparation of the accompanying consolidated financial statements are summarized below:

Principles of consolidation:
     The Consolidated Financial Statements of WesBanco, Inc. (the
"Corporation") include the accounts of the Corporation and its wholly owned subsidiaries. Material intercompany transactions and accounts have been eliminated. The prior years' financial information has been restated to reflect the pooling-of-interests with the Bank of Weirton.

Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents:
     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold. Generally, federal funds are sold for one day periods.

Investment securities:
Investments Available for Trading:
     The Corporation did not have a trading portfolio during either of the two years ended December 31, 1996 and 1995.

Investments Held to Maturity:
     Investment securities consisting principally of debt securities, which are purchased with the positive intent and ability to hold until their maturity, are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Investments Available for Sale:
     Debt securities not classified as trading or held to maturity, and marketable equity securities not classified as trading, are classified as available for sale. These securities may be sold at any time based upon management's assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations, and other factors. These securities are stated at market value, with the market value adjustment, net of tax, reported as a separate component of shareholders' equity. Other than temporary declines in value on these securities are recognized in operations.

Gains and Losses:
      Net realized gains and losses on sale of investment securities are included in the statement of income. The cost of these securities sold is based on the specific identification method.

Amortization and Accretion:
      Amortization of premiums and accretion of discounts are included in interest on investment securities in the Consolidated Statement of Income.

Loans held for sale:
      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated aggregate market value.

Loans:
      Interest is accrued as earned on loans except where doubt exists as to collectability, in which case recognition of income is discontinued.
      A loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual and renegotiated loans, as well as loans internally classified as substandard or doubtful (as those terms are defined by banking regulations) that meet the definition of impaired loans. The Corporation recognizes interest income on nonaccrual impaired loans on the cash basis.
       The allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses. The allowance is increased by provisions charged to operating expenses and reduced by loan losses, net of recoveries. The amount of allowance is based on management's evaluation of the loan portfolio, as well as prevailing and anticipated economic conditions, past loan loss experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other relevant factors.

Other assets:
     Other assets include property acquired through a foreclosure proceeding and acceptance of a deed-in-lieu of foreclosure. Other assets also include other real estate owned, which is carried at the lower of cost or fair market value less cost to sell, and goodwill from purchase transactions.

-------------------------------------------------------------------------------

Bank premises and equipment:
     Bank premises and equipment are stated at cost less accumulated depreciation. Bank premises and equipment are depreciated over their estimated useful lives using either the straight-line or an accelerated method. Useful lives are revised when a change in life expectancy becomes apparent. Maintenance and repairs are charged to expense and betterments are capitalized. Gains and losses on bank premises and equipment retired or otherwise disposed of are charged to expense when incurred.

Income taxes:
     Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their tax bases. In addition, such deferred tax asset and liability amounts are adjusted for the effects of enacted changes in tax laws or rates.

Earnings per share:
     Earnings per share are calculated based upon dividing net income, less preferred stock dividends and accretion, by the weighted average number of shares of common stock outstanding during the year.

Trust assets:
     Assets held by the subsidiary banks in fiduciary or agency capacities for their customers are not included as assets in the accompanying Consolidated Balance Sheet. Certain trust assets are held on deposit at subsidiary banks.

New accounting standard to be adopted:
     FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" is effective in 1997 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. FAS No. 125 as amended by FAS
No. 127 "Deferral of Effective Date of Certain Provisions of FAS No. 125" is generally to be applied to transactions occurring after December 31, 1996 with certain provisions having been delayed until 1998. FAS No. 125 is not expected to materially affect WesBanco's financial position or results of operation.


                					NOTE 2:  ACQUISITIONS AND MERGERS
-------------------------------------------------------------------------------

     On December 30, 1996, WesBanco consummated its acquisition of Vandalia National Corporation (Vandalia). In accordance with the terms of the acquisition, WesBanco issued a total of 345,545 shares of common stock, of which 178,655 shares came from its Treasury balances and 166,890 shares were newly issued. The total purchase price of the acquisition including cash for stock warrants was approximately $12,046,000. As of the acquisition date, Vandalia reported total assets of approximately $55,372,000. The acquisition was accounted for as a purchase transaction, and, accordingly, the results of operations of Vandalia, which are not material, have been included in WesBanco's consolidated financial statements from December 30, 1996.
     On August 30, 1996, WesBanco consummated its acquisition of the Bank of Weirton. In accordance with the terms of the merger, WesBanco issued 1,690,000 shares of common stock. As of the acquisition date, Bank of Weirton reported total assets of approximately $177,877,000. The merger was accounted for as a pooling-of-interests, and, accordingly, the consolidated financial statements include the accounts of Bank of Weirton for all periods presented.
     The following financial information presents the combined results of WesBanco and Bank of Weirton as if the acquisition had occurred as of the beginning of the years presented: (in thousands)

      For the         WesBanco, Inc.
    years ended       As previously       Bank of
    December 31,        presented         Weirton       WesBanco, Inc.
---------------------------------------------------------------------------
Net interest income:
      1995               $56,029           $5,483           $61,512
      1994                56,396            5,664            62,060
Net income:
      1995               $18,189           $2,115           $20,304
      1994                15,697            2,195            17,892
----------------------------------------------------------------------------

     On August 20, 1996, WesBanco acquired the assets and assumed certain liabilities of Universal Mortgage Company (Universal), and formed a new mortgage banking affiliate operating under the name of WesBanco Mortgage Company. In accordance with the terms of the acquisition, WesBanco issued 32,463 shares of common stock from its Treasury balance. The total purchase price of the acquisition was approximately $856,000. As of the acquisition date, Universal reported total assets of approximately $1,185,000. The acquisition was accounted for as a purchase transaction, and, accordingly, the results of operations of Universal, which are not material, have been included in WesBanco's consolidated financial statements from August 20, 1996.
     The excess of the purchase price over the fair market value of the net assets (goodwill) of the bank and mortgage company acquired in 1996 approximated $8,246,000 and is being amortized over a period of 15 years.

------------------------------------------------------------------------------

     On February 28, 1994, WesBanco consummated its acquisition of First Fidelity Bancorp, Inc. (Fidelity). In accordance with the terms of the merger, WesBanco issued 2,093,815 shares of common stock and 10,000 shares of preferred stock. The acquisition was accounted for as a pooling-of-interests, and, accordingly, the consolidated financial statements include the accounts of Fidelity for all periods presented.

                       							  NOTE 3:  LOANS
------------------------------------------------------------------------------
The following is a summary of total loans:                       December 31,
(in thousands)                                           ---------------------
						                                            							   1996         1995
------------------------------------------------------------------------------
Loans:
    Commercial                                          $  177,136   $ 176,809
    Real estate-construction                                21,556      16,544
    Real estate-mortgage                                   510,778     424,917
    Installment                                            321,060     284,108
------------------------------------------------------------------------------
Total Loans                                             $1,030,530   $ 902,378
==============================================================================

The activity in the allowance
  for loan losses is as follows:              For the years ended December 31,
(in thousands)                                -------------------------------
	                                     										1996         1995        1994
------------------------------------------------------------------------------
Balance, beginning of year                    $13,439      $12,960     $12,483
   Allowance for loan losses of
    purchased bank                                707         ---         ---
   Provision                                    4,336        2,788       6,073
   Loan recoveries                                520          793         452
   Loan losses                                 (3,474)      (3,102)     (6,048)
-------------------------------------------------------------------------------
Balance, end of year                          $15,528      $13,439     $12,960
===============================================================================

The following summarizes loans classified as impaired:          December 31,
                                               												--------------------
(in thousands)                                               1996        1995
-------------------------------------------------------------------------------
Nonaccrual                                                 $ 4,664     $ 5,199
Renegotiated                                                 2,150       1,054
Other classified loans:
    Doubtful                                                    94         ---
    Substandard                                              3,377       1,038
-------------------------------------------------------------------------------
Total impaired loans                                       $10,285     $ 7,291
===============================================================================
Impaired loans with a related
    allowance for loan losses                              $ 6,328     $ 1,999
Allowance for loan losses on impaired loans                  2,120         334
-------------------------------------------------------------------------------

The following summarizes other
     impaired loan activity:                              For the years ended
                                            													      December 31,
                                             												 ----------------------
(in thousands)                                              1996         1995
--------------------------------------------------------------------------------
Average impaired loans                                     $11,541     $ 6,773
Amount of contractual interest income on impaired loans        595         382
Amount of interest income recognized on a cash basis            82         164
================================================================================


     Most lending is with customers who are located within West Virginia and Eastern Ohio. There is no significant concentration of credit risk by industry or by individual borrowers, no significant exposure to highly leveraged loan transactions, nor any foreign loans.
     The subsidiary banks, in the ordinary course of business, grant loans to related parties at terms which do not vary from terms that would have been required if the transactions had been with unrelated parties. Indebtedness of related parties aggregated approximately $40,114,000, $46,809,000 and $46,911,000 as of December 31, 1996, 1995 and 1994, respectively. During 1996 $49,918,000 of loans were funded and $56,613,000 of loans were repaid.


                			      NOTE 4:  INVESTMENT SECURITIES
------------------------------------------------------------------------------
The following tables summarize amortized cost and fair values of held to maturity and available for sale securities:
(in thousands)                                                       Held to Maturity
              			       -----------------------------------------------------------------------------------------------------
                              							   December 31, 1996                                    December 31, 1995
               		       -----------------------------------------------     -------------------------------------------------
                            							     Gross        Gross     Estimated                    Gross        Gross        Estimated
                			       Amortized   Unrealized   Unrealized     Fair        Amortized   Unrealized   Unrealized       Fair
                      					 Cost         Gains       Losses      Value          Cost        Gains        Losses         Value
              			       -----------------------------------------------     -------------------------------------------------
U.S. Treasury and
  Federal Agency
   securities           $99,457    $  287        $   38       $ 99,706      $219,719    $1,792       $384           $221,127

Obligations of
  states and political
  subdivisions          147,643     1,426           651        148,418       129,074     2,455        254            131,275

Other debt
 securities               2,008       ---           ---          2,008         1,358       ---        ---              1,358
-----------------------------------------------------------------------------------------------------------------------------
Totals                 $249,108    $1,713          $689       $250,132      $350,151    $4,247       $638           $353,760
=============================================================================================================================

													                                               	    Available for Sale
             			      -------------------------------------------------------------------------------------------------------
                           							  December 31, 1996                                        December 31, 1995
             			      -------------------------------------------------     -------------------------------------------------
                           							     Gross        Gross      Estimated                      Gross       Gross      Estimated
               			      Amortized    Unrealized   Unrealized    Fair           Amortized    Unrealized  Unrealized     Fair
                     					Cost         Gains        Losses      Value            Cost         Gains       Losses       Value
              			      -------------------------------------------------     -------------------------------------------------
U.S. Treasury and
 Federal Agency
 securities            $161,838    $  714          $735       $161,817      $156,241    $1,806       $542           $157,505

Obligations of
 states and political
 subdivisions            14,233        21           134         14,120         5,698        13         44              5,667

Corporate
 securities               4,999         6           ---          5,005             4       ---        ---                  4

Mortgage-backed
 securities              93,975       399           624         93,750         6,636        19         45              6,610

Other debt
 securities                  29       ---           ---             29            24       ---        ---                 24
------------------------------------------------------------------------------------------------------------------------------
Total debt securities   275,074     1,140         1,493        274,721       168,603     1,838        631            169,810
Equity securities         1,271       209           ---          1,480         2,142       190          5              2,327
------------------------------------------------------------------------------------------------------------------------------
Totals                 $276,345    $1,349        $1,493       $276,201      $170,745    $2,028       $636           $172,137
==============================================================================================================================

The following table shows amortized cost and estimated fair value of securities by maturity:


                                             													 December 31, 1996
                            				      ----------------------------------------------------------
                                 									  Held to Maturity                Available for Sale
                         							      ---------------------------      -------------------------
                                      											      Estimated                       Estimated
	                                 							Amortized       Fair            Amortized       Fair
(in thousands)                              Cost        Value              Cost          Value
------------------------------------------------------------------------------------------------
Within one year                         $  70,254      $  70,409        $  47,749     $  47,645
After one year, but within five           101,760        102,406          187,410       187,049
After five years, but within ten           56,927         57,310           39,348        39,478
After ten years                            20,167         20,007            1,838         2,029
-------------------------------------------------------------------------------------------------
Total                                   $ 249,108      $ 250,132        $ 276,345     $ 276,201
=================================================================================================

Mortgage-backed securities are assigned to maturity categories based on estimated average lives. Available for sale securities in the after 10 year category include securities with no stated maturity. Other securities with prepayment provisions are categorized based on contractual maturity.



     In connection with the Bank of Weirton acquisition, and to satisfy WesBanco's asset and liability management objectives, U.S. Treasury securities of $55,340,000 were transferred from held to maturity to the available for sale portfolio and subsequently sold.

-----------------------------------------------------------------------------
     Investment securities with par values aggregating $156,876,000 at December 31, 1996 and $158,888,000 at December 31, 1995 were pledged to secure public and trust funds. Gross security gains of $602,000, $513,000 and $403,000 and gross security losses of $363,000, $76,000 and $37,000 were realized for the years ended December 31, 1996, 1995 and 1994, respectively.



        			     NOTE 5:  TRANSACTIONS WITH RELATED PARTIES
------------------------------------------------------------------------------
     Some officers and directors (including their affiliates, families and entities in which they are principal owners) of the Corporation and its subsidiaries are customers of those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, some officers and directors are also officers and directors of corporations which are customers of the banks and have had, and are expected to have, transactions with the banks in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations.



	       NOTE 6:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
------------------------------------------------------------------------------
     Individual banks within the Corporation incur off-balance-sheet risks in the normal course of business in order to meet financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
     In the normal course of business, there are outstanding various commitments to extend credit approximating $70,527,000 and $66,717,000 and standby letters of credit of $7,909,000 and $10,221,000 as of December 31, 1996 and 1995,
respectively.
     The banks' exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The banks use the same credit and collateral policies in making commitments and conditional obligations as for all other lending. Collateral which secures these types of commitments is the same type as collateral for other types of lending, such as accounts receivable, inventory and fixed assets.
     Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each customer's credit worthiness on a case-by-case basis.
     Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral securing these types of transactions is similar to collateral securing the banks' commercial loans.


           			     NOTE 7:  BANK PREMISES AND EQUIPMENT
------------------------------------------------------------------------------

Bank premises and equipment include: (in thousands)          December 31,
                          					      				   Estimated       ----------------
                               									  useful life       1996       1995
-------------------------------------------------------------------------------
Land and improvements                     (3-10 years)    $  6,902   $  6,386
Buildings and improvements                (4-50 years)      33,191     30,837
Furniture and equipment                   (2-25 years)      24,684     18,903
-------------------------------------------------------------------------------
                                           													    64,777     56,126
Less-Accumulated depreciation                              (32,107)   (27,731)
-------------------------------------------------------------------------------
Total                                                     $ 32,670   $ 28,395
===============================================================================

          			       NOTE 8:  CERTIFICATES OF DEPOSIT
------------------------------------------------------------------------------
     Certificates of deposit in denominations of $100,000 or more were $92,336,000 and $76,086,000 as of December 31, 1996 and 1995, respectively.
Related interest expense was $4,658,000 in 1996 and $4,042,000 in 1995.
     At December 31, 1996, the scheduled maturities of certificates of deposit are as follows: (in thousands)

		    1997                  $379,031
		    1998                   132,689
		    1999                    31,729
		    2000                    11,984
		    2001 and thereafter     20,395
		    -------------------------------
		    Total                 $575,828
		    ===============================


    	NOTE 9:  REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS
------------------------------------------------------------------------------
     Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings consist of treasury tax and loan deposits and a $5,000,000 fixed rate commitment with the Federal Home Loan Bank of Pittsburgh. The loan was entered into with an affiliate bank for liquidity purposes to fund a growing loan demand in its market area. The loan has a guaranteed interest rate of 6.17% and will mature on July 15, 1997.
     Information concerning securities sold under agreements to repurchase is summarized as follows:


	                                      										   For the years ended
                                           													December 31,
                                     											   ----------------------
(in thousands)                                       1996         1995
-------------------------------------------------------------------------
Average  balance during the year                   $69,975       $54,791
Average interest rate during the year                 4.81%         5.17%
Maximum month-end balance during the year          $86,854       $70,091
==========================================================================


            			    NOTE 10:  KSOP AND LONG-TERM BORROWINGS
------------------------------------------------------------------------------
     The Corporation has a qualified noncontributory Employee Stock Ownership Plan and Trust Agreement, which was expanded on January 1, 1996 to include 401(k) provisions forming a KSOP. As of December 31, 1996, substantially all employees were included in the KSOP with the exception of employees from the acquisition of Vandalia National Corporation. During 1996, Vandalia National Corporation had their own 401(k) Plan. Under the 401(k) provisions, the Corporation makes matching contributions to the 401(k), up to a maximum of 1.5% of employees' annual compensation, subject to regulatory limitations.
The employer's matching contribution to the 401(k) plan during 1996 was $201,000.
     Under the employee stock ownership portion of the Plan, a Trust holds 107,400 shares of WesBanco common stock. Approximately 90,587 shares of stock were allocated to specific employee accounts as of December 31, 1996.
     During November 1995, the Trust renegotiated its existing line of credit with an affiliated lender. Conditions in the loan agreement remain the same, providing for a line of credit in the aggregate amount of $1,000,000 to facilitate purchases of WesBanco common stock in the open market. The loan bears interest at a rate equal to the lender's base rate and requires annual repayments of principal equal to 20% of the balance at January 1 of each year. The loan has a final maturity date of 5 years from date of inception. The $1,000,000 revolving line of credit had a balance of $413,000 and $777,000 as of December 31, 1996 and 1995, respectively.
     Total contributions to the employee stock ownership portion of the Plan during 1996 were $400,000. Contributions during 1995 and 1994 were $350,012 and $231,956, respectively.
     Effective January 1, 1994, the Corporation adopted Statement of Position No. 93-6, which requires dividends on unallocated shares to be expensed.


   	NOTE 11:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
------------------------------------------------------------------------------
     Fair value estimates of financial instruments are based on present value of expected future cash flows, quoted market prices of similar financial instruments, if available, and other valuation techniques. These valuations are significantly affected by the discount rates, cash flow assumptions, and risk assumptions used. Therefore, the fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.
     The aggregate fair value of amounts presented do not represent the underlying value of the Corporation.

------------------------------------------------------------------------------
Management does not have the intention to dispose of a significant portion of its financial instruments and, therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
The following table represents the estimates of fair value of financial instruments:

                                                 														December 31,
                                									    -------------------------------------------------
                                          												1996                   1995
                                									    -----------------------   -----------------------
	                               								      Carrying        Fair     Carrying      Fair
(in thousands)                                 Amount         Value     Amount       Value
---------------------------------------------------------------------------------------------
Financial assets:
   Cash and short-term investments           $   69,995   $   69,995  $   91,694  $   91,694
   Investment securities-held to maturity       249,108      250,132     350,151     353,760
   Investment securities-available for sale     276,201      276,201     172,137     172,137
   Loans held for sale                              983          983        ---        ---
   Net loans                                  1,010,842    1,014,848     880,480     892,031
Financial liabilities:
   Deposits                                   1,342,820    1,343,730   1,254,844   1,260,075
   Short-term borrowings                         92,771       92,771      71,859      71,859
=============================================================================================



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

Loans Held For Sale:
     The carrying amount for loans held for sale is a reasonable estimate of fair value.

Net Loans:
     Fair values for loans with interest rates that fluctuate as current rates change are generally valued at carrying amounts. The fair values for residential mortgage loans are based on quoted market prices of securitized financial instruments, adjusted for remaining maturity and differences in loan characteristics. Fair values of commercial real estate, construction and consumer loans are based on a discounted value of the estimated future cash flows expected to be received. The current interest rates applied in the discounted cash flow method reflect rates used to price new loans of similar type, adjusted for relative risk and remaining maturity. The fair value of credit cards is estimated based on the anticipated average cost of soliciting a new account and the present credit quality of the outstanding balances. For nonaccrual loans, fair value is estimated by discounting expected future principal cash flows only.

Deposits:
     The carrying amount is considered a reasonable estimate of fair value for demand and savings deposits and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings:
     For short-term borrowings, which include federal funds purchased, repurchase agreements, a Federal Home Loan Bank commitment, and other short-term borrowings, the carrying amount is a reasonable approximation of fair value.

Off-Balance Sheet Instruments:
     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The amount of fees currently charged on commitments is determined to be insignificant and therefore the fair value and carrying value of off-balance sheet instruments are not shown.




               					  NOTE 12:  RETIREMENT BENEFIT PLANS
------------------------------------------------------------------------------
     At December 31, 1996, substantially all employees are participants in the WesBanco defined benefit pension plan except for employees of the recent acquisitions of Vandalia National Corporation and Universal Mortgage Company.
The plan covers those employees who satisfy minimum age and length of service requirements.  Benefits of the WesBanco defined benefit plan are generally based on the years of service and the employee's compensation during the last five years of employment.  The WesBanco plan's funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not

------------------------------------------------------------------------------
only for benefits attributed to service to date, but also for those expected to be earned in the future.
     During 1996, all the assets and liabilities of Bank of Weirton's Defined Benefit Plan were merged into the WesBanco plan. Prior to the merger, Bank of Weirton had a non-contributory defined benefit pension plan. The Plan's benefit formula was based on length of service and average employee compensation. During 1995, all assets and liabilities of the First Fidelity Bancorp defined benefit pension plan were merged into the WesBanco plan.
Prior to the merger, First Fidelity Bancorp's defined benefit plan formula used length of service and the employee's compensation to determine benefits.
     Net periodic pension cost for the defined benefit plans in 1996, 1995 and 1994 include the following components:


                                									      For the years ended December 31,
                                    					      --------------------------------
 (in thousands)                                     1996      1995       1994
-------------------------------------------------------------------------------
Service cost - benefits earned during year       $   755    $   913    $   974
Interest cost on projected benefit obligation      1,380      1,543      1,411
Actual return on plan assets                      (3,313)    (3,714)       113
Net amortization and deferral                      1,329      2,318     (1,506)
-------------------------------------------------------------------------------
Net periodic pension cost                        $   151    $ 1,060    $   992
===============================================================================

	The following table sets forth the defined benefit pension plan's funded status and the asset reflected in the Consolidated Balance Sheet at December
31, 1996 and 1995:

                                            													     December 31,
                                         									     -------------------------
(in thousands)                                              1996        1995
------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
   Vested benefit obligation                               $15,296    $13,988
   Accumulated benefit obligation                           17,001     15,518
==============================================================================

Projected benefit obligation                               (19,642)   (18,092)
Plan assets at current market value,
   primarily listed stocks, bonds
    and cash equivalents                                    24,928     21,847
------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation        5,286      3,755
Unrecognized prior service cost                             (1,655)    (2,309)
Unrecognized net gain                                       (1,245)      (176)
Unrecognized obligation                                         33         40
------------------------------------------------------------------------------
Net pension asset                                          $ 2,419    $ 1,310
==============================================================================

                               									     For the years ended  December 31,
                               									     ---------------------------------
                                           													 1996    1995   1994
------------------------------------------------------------------------------
Assumptions used in the accounting
  for the WesBanco plan were:
   Weighted average discount rates                        7.50%   7.50%  8.0%
   Rates of increase in compensation levels               4.50    4.50   5.0
   Weighted average expected long-term return on assets   8.75    8.75   8.0
------------------------------------------------------------------------------
Assumptions used in Bank of Weirton's plan were 8.0%, 8.0% and 7.25% for discount rates and 8.0%, 8.5% and 8.0% for expected long term return on assets in 1996, 1995 and 1994, respectively.  The Bank of Weirton rates of compensation are based on a decreasing percentage scale as age increases.
Assumptions used in First Fidelity Bancorp's plan were 7.0%, 4.0% and 8.5%
for discount rates, increase in compensation levels and expected long-term return on assets, respectively, in 1994.


     WesBanco currently provides a death benefit and a contributory health insurance plan for all retirees. WesBanco's contribution toward health insurance is a fixed amount which may be changed at its sole discretion. During 1996, the Corporation increased its health insurance benefit from $90 to $100 per month, or 11.1%, and its death benefit remained at $7,500.
     The Bank of Weirton and First Fidelity Bancorp were included in the WesBanco postretirement medical and death benefits programs as of January 1, 1996 and 1995, respectively. Effective January 1, 1997, Universal Mortgage Company and Vandalia National Corporation will be included in the aforementioned programs. Net periodic postretirement benefit costs other than pension costs in 1996, 1995 and 1994 include the following components:


     	       NOTE 12:  RETIREMENT BENEFIT PLANS (CONTINUED)
--------------------------------------------------------------------------------

(in thousands)                                                1996   1995   1994
---------------------------------------------------------------------------------
Service cost-benefits earned during year                       $128   $ 71   $ 49
Interest cost on projected benefit obligation                   191    173     92
Prior service cost                                               70     57    ---
Net amortization and deferral                                   ---    ---      6
----------------------------------------------------------------------------------
Net periodic postretirement benefit cost other than pensions   $389   $301   $147
----------------------------------------------------------------------------------

     The following table sets forth the liability reflected in the Consolidated Balance Sheet at December 31, 1996 and 1995:

(in thousands)                                          1996            1995
------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                            $1,178          $1,019
   Fully eligible active plan participants              1,579           1,468
-----------------------------------------------------------------------------
      Total                                             2,757           2,487
   Unrecognized prior service cost                     (1,056)           (918)
   Unrecognized net loss                                  (31)           (150)
-----------------------------------------------------------------------------
   Net postretirement benefit liability                $1,670          $1,419
==============================================================================



     Weighted average discount rate assumptions used in the accounting for the WesBanco postretirement plan were 7.5%, 7.5% and 8.0% for 1996, 1995 and 1994, respectively.
     Postretirement benefits are funded as incurred resulting in cash payments of approximately $138,000 $126,000 and $111,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
     The Corporation's portion of the cost of health care benefits is not expected to increase during 1997. An assumption of a 1% per year increase in the benefit level would increase the expense in health care benefits by $53,091 or 19% for the year ended 1996 and increase the accumulated postretirement benefit obligation by $383,220 or 15% as of December 31, 1996.




                  					NOTE 13:  OTHER OPERATING EXPENSES
------------------------------------------------------------------------------

Other operating expenses for the years 1996, 1995 and 1994 include:

(in thousands)                              1996       1995       1994
----------------------------------------------------------------------------
Customer and office supplies            $  1,465    $  1,291    $  1,512
Postage and freight                        1,229       1,047       1,032
Legal and accounting fees                    944         998       1,124
Marketing media                            1,732       1,303       1,125
Miscellaneous taxes                        1,977       1,787       1,735
FDIC Insurance                                12       1,462       2,865
Other                                      6,397       5,892       5,181
----------------------------------------------------------------------------
Total                                    $13,756     $13,780     $14,574
============================================================================

                  					      NOTE 14:  INCOME TAXES
-----------------------------------------------------------------------------
    A reconciliation of the federal statutory tax rate to the reported effective tax rate is as follows:

                                									    For the years ended December 31,
                               									    ----------------------------------
                                       										  1996       1995       1994
------------------------------------------------------------------------------
Federal statutory tax rate                         35%        35%        35%
Tax-exempt interest income from securities of
   states and political subdivisions               (8)        (9)       (11)
State income taxes                                  3          3          3
Other-net                                          (2)        (2)        (1)
------------------------------------------------------------------------------
Effective tax rate                                 28%        27%        26%
==============================================================================

----------------------------------------------------------------------------

The provision for income taxes in the Consolidated Statement of Income consists of the following: (in thousands)

                               								      For the years ended December 31,
                              									      --------------------------------
                                   											       1996     1995      1994
------------------------------------------------------------------------------
Current - Federal                                   $7,142   $6,363    $5,427
       	  State                                      1,345    1,208       963
Deferred- Federal                                     (146)      87      (106)
          State                                          3       (2)       (1)
------------------------------------------------------------------------------
Total                                               $8,344   $7,656    $6,283
==============================================================================
Tax expense applicable to securities transactions   $   96   $  174    $  142
==============================================================================

Deferred tax assets and liabilities are comprised of the following at December 31:

(in thousands)                                     1996     1995     1994
------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                      $5,398   $4,532   $4,105
   Tax effect of market value adjustment on
    investment securities available for sale          55     ---     2,860
   Postretirement and pension expense                ---       84      356
   Deferred compensation                             335      355      419
   Other                                             112       33       52
------------------------------------------------------------------------------
       	Gross deferred tax assets                  5,900    5,004    7,792
------------------------------------------------------------------------------
Deferred tax liabilities:
   Tax effect of market value adjustment on
    investment securities available for sale         ---      542      ---
   Depreciation                                    1,095      925      802
   Purchase accounting adjustments                   214      167      161
   Accretion on investments                          143      136       82
   Postretirement and pension expense                252      ---      ---
   Other                                             237      257      283
------------------------------------------------------------------------------
       	Gross deferred tax liabilities             1,941    2,027    1,328
------------------------------------------------------------------------------
Deferred tax asset valuation allowance               ---      ---      ---
------------------------------------------------------------------------------
Net deferred tax assets                           $3,959   $2,977   $6,464
==============================================================================


                 					 NOTE 15: AGREEMENT TO MERGE
------------------------------------------------------------------------------
     On December 20, 1996, WesBanco announced the signing of a definitive
Agreement and Plan of Merger, providing for the merger of Shawnee Bank, Inc., located in Dunbar and South Charleston, West Virginia, with WesBanco South
Hills, a wholly-owned subsidiary of WesBanco.  The acquisition, which is based upon a fixed exchange ratio of 10.094 shares of WesBanco common stock for each share of Shawnee common stock, will be accounted for as a purchase transaction, with an approximate value of $9,860,000.  To complete the acquisition of
Shawnee, WesBanco anticipates issuing up to 323,280 shares of common stock to Shawnee shareholders. This transaction, which is subject to approval by the appropriate regulatory authorities and the shareholders of Shawnee, is expected to be completed in June 1997.

          	 NOTE 16:  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
------------------------------------------------------------------------------
     Presented below are the condensed Balance Sheet, Statement of Income and Statement of Cash Flows for the Parent Company: (in thousands)

                     							 BALANCE SHEET
                                          													      December 31,
                                          													 ---------------------
                                           													    1996       1995
------------------------------------------------------------------------------
ASSETS
Cash                                                    $   2,424   $   2,543
Investment in subsidiaries (at equity in net assets)      204,095     189,799
Investment securities:
   Available for sale carried at market value              18,679       7,994
Dividends receivable                                        5,500       9,750
Other assets                                                  543         205
------------------------------------------------------------------------------
 TOTAL ASSETS                                           $ 231,241   $ 210,291
==============================================================================

LIABILITIES
Long-term borrowings (Note 10)                          $     413   $     777
Dividends payable and other liabilities                     3,296       2,518
------------------------------------------------------------------------------
   TOTAL LIABILITIES                                        3,709       3,295
TOTAL SHAREHOLDERS' EQUITY                                227,532     206,996
------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 231,241   $ 210,291
==============================================================================



						                      STATEMENT OF INCOME

                               									      For the years ended December 31,
                                									      -------------------------------
                                      											    1996      1995      1994
------------------------------------------------------------------------------
INCOME:
Dividends from subsidiaries                       $19,900   $20,500   $13,550
Income from investments                               594       361       273
Other income                                          285       312        22
------------------------------------------------------------------------------
      TOTAL INCOME                                 20,779    21,173    13,845
------------------------------------------------------------------------------
      TOTAL EXPENSES                                1,059       809       842
------------------------------------------------------------------------------
Income before income tax benefit and
   undistributed net income of subsidiaries        19,720    20,364    13,003
Income tax benefit                                    303       145       303
------------------------------------------------------------------------------
Income before undistributed net
   income of subsidiaries                          20,023    20,509    13,306
Undistributed net income (excess dividends)
   of subsidiaries                                  1,138      (205)    4,586
------------------------------------------------------------------------------
NET INCOME                                        $21,161   $20,304   $17,892
==============================================================================



    NOTE 16:  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------------------

                  					    STATEMENT OF CASH FLOWS

                                 											  For the years ended December 31,
                                 											  -------------------------------
	                                          												1996     1995     1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net Income                                        $ 21,161  $ 20,304  $ 17,892
   Undistributed (net income) excess
      dividends of subsidiaries                        (1,138)      205    (4,586)
   Increase (decrease) in other assets                  4,103    (7,795)     (154)
   Other-net                                              151      (163)       (7)
----------------------------------------------------------------------------------
Net cash provided by operating activities              24,277    12,551    13,145
----------------------------------------------------------------------------------
Cash flows from investing activities:
   Investments available for sale:
      Proceeds from sales                               2,927     2,267        31
      Proceeds from maturities and calls                1,703       852     5,983
      Payments for purchases                          (15,315)   (1,671)   (6,835)
   Investments held to maturity:
      Proceeds from maturities and calls                 ---      1,883       314
      Payments for purchases                             ---     (1,848)   (4,471)
   Acquisitions and additional capitalization
      of subsidiaries                                  (2,605)     ---      ---
----------------------------------------------------------------------------------
Net cash provided by (used in) investing activities   (13,290)    1,483    (4,978)
----------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on ESOP related debt               (364)     (200)     (154)
   Proceeds from ESOP related borrowings                  ---       129       246
   Purchases of treasury stock-net                     (1,367)   (3,456)   (4,484)
   Dividends paid                                      (9,396)   (8,022)   (6,984)
   Other                                                   21        57        33
----------------------------------------------------------------------------------
Net cash used in financing activities                 (11,106)  (11,492)  (11,343)
----------------------------------------------------------------------------------
Net increase (decrease) in cash                          (119)    2,542    (3,176)
Cash at beginning of year                               2,543         1     3,177
----------------------------------------------------------------------------------
Cash at end of year                                  $  2,424  $  2,543   $     1
==================================================================================


During 1996, non-cash activity consisted of $11,921,000 of common stock issued in connection with purchase acquisitions. During 1995 there were 9,925 shares of Preferred Stock redeemed. Of these shares, 9,723 shares were exchanged for 111,111 shares of WesBanco common stock in a non-cash transaction. The remaining 202 shares were redeemed for cash at $190 per share and are included in other financing activities.


                 					NOTE 17:  REGULATORY MATTERS
------------------------------------------------------------------------------
     The operations of the subsidiary banks are subject to Federal and State statutes which limit the banks' ability to pay dividends or otherwise transfer funds to the Parent Company.  At December 31, 1996 the banks, without prior approval from regulatory agencies, could have distributed dividends of approximately $3,641,000.
     Federal Reserve regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank.  The average amounts of required reserve balances were approximately $9,695,000 and $7,618,000 during 1996 and
1995, respectively.
     WesBanco is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the
Corporation's financial statements.  Under capital guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the
Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  WesBanco's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of
Tier I and Total Capital to risk-weighted assets and of Tier I to average

------------------------------------------------------------------------------
assets (Leverage). As of December 31, 1996 and 1995, all of WesBanco's banking subsidiaries had capital in excess of applicable requirements.
     At December 31, 1996, all of WesBanco's banking subsidiaries qualified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Corporation must maintain minimum Tier I risk-based, and Tier I leverage ratios set forth in the table below. There are no conditions or events that management believes have changed WesBanco's category.
     The following table summarizes capital amounts and ratios for WesBanco and its largest affiliate, WesBanco Wheeling: (in thousands)


									                                                                       To Be Well
                                     																                         Capitalized Under
                                           													      For Capital     Corrective Action
                                									       Actual     Adequacy Purposes:    Provisions:
                                								   --------------   ----------------  -----------------
WesBanco                                   Amount   Ratio   Amount    Ratio     Amount   Ratio
-----------------------------------------------------------------------------------------------
As of December 31, 1996:
------------------------
Total Capital to Risk-Weighted Assets     $233,139   21.0%  $88,698    8.0%     $110,872  10.0%
Tier I Capital to Risk-Weighted Assets     219,259   19.8    44,349    4.0        66,523   6.0
Leverage                                   219,259   13.7    63,875    4.0        79,844   5.0
===============================================================================================

As of December 31, 1995:
------------------------
Total Capital to Risk-Weighted Assets     $218,078   22.9%  $76,237    8.0%     $ 95,296  10.0%
Tier I Capital to Risk-Weighted Assets     206,147   21.6    38,118    4.0        57,178   6.0
Leverage                                   206,147   13.4    61,821    4.0        77,276   5.0
================================================================================================

WesBanco Wheeling
-----------------
As of December 31, 1996:
------------------------
Total Capital to Risk-Weighted Assets     $111,472   22.9%  $38,879    8.0%     $ 48,598  10.0%
Tier I Capital to Risk-Weighted Assets     105,394   21.7    19,439    4.0        29,159   6.0
Leverage                                   105,394   12.9    32,570    4.0        40,713   5.0
================================================================================================

As of December 31, 1995:
------------------------
Total Capital to Risk-Weighted Assets     $110,616   24.8%  $35,619    8.0%     $ 44,524  10.0%
Tier I Capital to Risk-Weighted Assets     105,047   23.6    17,809    4.0        26,714   6.0
Leverage                                   105,047   13.3    31,641    4.0        39,551   5.0
================================================================================================





    		       MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The financial statements and the information pertaining to those statements are the responsibility of management. The financial statements have been prepared in conformity with generally accepted accounting principles, applied on a consistent basis.
     The accounting systems of the Corporation and its subsidiaries include internal controls and procedures which provide reasonable assurance as to the reliability of the financial records. Internal control systems are generally supported by written policies and procedures. Internal Audit performs audits of operations, reviews procedures, monitors adherence to bank policies and submits written audit reports to the Audit Committee. The Audit Committee of the Board of Directors is composed of only outside directors. The Audit
Committee meets regularly with management, internal audit and our independent accountants to review accounting, auditing and financial matters. The internal auditors, Federal and State examiners, and Ernst & Young LLP have full access to the Audit Committee to discuss any appropriate matters.
     Independent accountants provide an objective review of management's discharge of its financial responsibilities relating to the preparation of the financial statements. The independent accountant's report is based on an audit in accordance with generally accepted auditing standards. This report expresses an informed judgment as to whether management's financial statements present fairly, in conformity with generally accepted accounting principles, the Corporation's financial position, results of operation and cash flows.





            		 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
------------------------------------------------------------------------------

SHAREHOLDERS AND BOARD OF DIRECTORS
WESBANCO, INC.

     We have audited the accompanying consolidated balance sheet of WesBanco, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the management of WesBanco, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.
The financial statements of WesBanco, Inc. for the years ended December 31, 1995 and 1994 were audited by other auditors whose report dated January 25, 1996, except as to the Bank of Weirton transaction, which is as of August 30, 1996, expressed an unqualified opinion on those statements.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year ended December
31, 1996, in conformity with generally accepted accounting principles.


                                             						   /s/ Ernst & Young LLP



February 3, 1997
Pittsburgh, Pennsylvania






                       						   WESBANCO, INC.
              				CONDENSED QUARTERLY STATEMENT OF INCOME
------------------------------------------------------------------------------
(in thousands, except for earnings per share)


                                          						1996 Quarter ended
                    			      ------------------------------------------------------
            									                                                            Annual
                     			      March 31  June 30  September 30  December 31   Total
------------------------------------------------------------------------------------
Interest income               $27,476   $27,704    $28,048       $29,710   $112,938
Interest expense               11,810    11,754     12,159        12,495     48,218
------------------------------------------------------------------------------------
Net interest income            15,666    15,950     15,889        17,215     64,720
Provision for loan losses         869       681      1,298         1,488      4,336
------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses    14,797    15,269     14,591        15,727     60,384
Other income                    3,062     2,910      3,145         3,156     12,273
Other expenses                 10,120    10,492     10,834        11,706     43,152
------------------------------------------------------------------------------------
Income before income taxes      7,739     7,687      6,902         7,177     29,505
Provision for income taxes      2,366     2,140      1,749         2,089      8,344
------------------------------------------------------------------------------------
Net Income                    $ 5,373   $ 5,547    $ 5,153       $ 5,088  $  21,161
====================================================================================
Earnings per share of
    common stock                 $.53      $.55       $.50          $.50      $2.08
====================================================================================



                                               						 1995 Quarter ended
                    			      ------------------------------------------------------
                                                               									    Annual
                    			      March 31  June 30  September 30  December 31   Total
------------------------------------------------------------------------------------
Interest income               $26,102   $26,940    $27,133       $27,907   $108,082
Interest expense               10,980    11,536     11,804        12,250     46,570
------------------------------------------------------------------------------------
Net interest income            15,122    15,404     15,329        15,657     61,512
Provision for loan losses         381       472        834         1,101      2,788
------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses   14,741    14,932     14,495        14,556     58,724
Other income                    2,958     2,986      2,766         2,656     11,366
Other expenses                 10,421    10,660     10,229        10,820     42,130
------------------------------------------------------------------------------------
Income before income taxes      7,278     7,258      7,032         6,392     27,960
Provision for income taxes      2,092     2,029      1,985         1,550      7,656
------------------------------------------------------------------------------------
Net Income                    $ 5,186   $ 5,229    $ 5,047       $ 4,842   $ 20,304
====================================================================================
Earnings per share
   of common stock               $.50      $.51       $.49          $.48      $1.98
====================================================================================


                         				  WESBANCO, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     Management's discussion and analysis represents an overview of the financial condition and results of operations of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Following is the five year Selected Financial Summary.(1)

                                                                										    December 31,
                                                							----------------------------------------------------------------
(in thousands, except for share and per share amounts)      1996         1995           1994        1993         1992
------------------------------------------------------------------------------------------------------------------------
Cash dividends declared(2)                                $   1.08      $    .96      $    .86     $    .79     $    .70
Book value(2)                                                21.62         20.32         18.86        18.52        17.41
Average common shares outstanding(2)                    10,168,738    10,160,328    10,280,878   10,379,499   10,397,197

Selected Balance Sheet Information:
Total Investments                                      $   525,309   $   522,288   $   587,953  $   602,888  $   601,681
Net Loans                                                1,010,842       880,480       798,413      759,318      726,114
Total Assets                                             1,677,771     1,549,019     1,532,832    1,534,131    1,500,687
Total Deposits                                           1,342,820     1,254,844     1,254,586    1,265,677    1,245,978
Total Shareholders' Equity                                 227,532       206,996       192,305      191,801      180,641

Selected Ratios:
Return on Average Assets                                      1.34%         1.33%         1.17%        1.30%        1.21%
Return on Average Equity                                     10.02         10.15          9.32        10.59        10.21
Dividend Payout Ratio                                        49.76         44.19         45.80        37.28        36.68
Average Equity to Average Assets                             13.33         13.09         12.58        12.24        11.91


                                                               									    For the years ended December 31,
                                            						      --------------------------------------------------------------------
                                                 							    1996         1995           1994        1993         1992
--------------------------------------------------------------------------------------------------------------------------
Summary Statement of Income:
Interest income                                           $112,938      $108,082      $101,720     $105,268     $112,851
Interest expense                                            48,218        46,570        39,660       43,727       53,661
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                         64,720        61,512        62,060       61,541       59,190
Provision for loan losses                                    4,336         2,788         6,073        3,247        3,297
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                          60,384        58,724        55,987       58,294       55,893
Other income                                                12,273        11,366        11,028       10,367       10,272
Other expenses                                              43,152        42,130        42,840       41,873       40,610
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes and effect of
   prior years' postretirement benefits                     29,505        27,960        24,175       26,788       25,555
Provision for income taxes                                   8,344         7,656         6,283        7,070        7,044
--------------------------------------------------------------------------------------------------------------------------
Income before effect of prior years'
   postretirement benefits                                  21,161        20,304        17,892       19,718       18,511
Effect of prior years' postretirement
   benefits - net of tax effect                               ---           ---           ---          ---          (592)
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $21,161       $20,304       $17,892       $19,718     $17,919
==========================================================================================================================
Per Share: (2)
Income before effect of prior years'
   postretirement benefits                                   $2.08         $1.98         $1.72         $1.88       $1.76
Effect of prior years' postretirement
   benefit - net of tax effect                                ---           ---           ---           ---         (.05)
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                   $2.08         $1.98         $1.72         $1.88       $1.71
==========================================================================================================================

(1)  See Note 1 of the Notes to Consolidated Financial Statements.
(2)  Adjusted for two-for-one stock split which occurred during April 1993.

                             				 EARNINGS SUMMARY
------------------------------------------------------------------------------
     WesBanco's net income increased 4.2% to $21,161,000 for the year ended December 31, 1996 as compared to $20,304,000 and $17,892,000 for the years ended December 31, 1995 and 1994, respectively. The 1996 earnings increase was highlighted by increases in the net interest margin and fee income. The increase in 1995 net income was primarily due to a reduction in both the provision for loan losses and non-interest expense. For 1996, return on assets (ROA) increased to 1.34% from 1.33% in 1995 and return on equity (ROE) decreased to 10.02% from 10.15% in 1995. For 1994, ROA and ROE were 1.17% and 9.32%, respectively.

     The following table presents a comparative average balance sheet and interest rate analysis:


    		       AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
------------------------------------------------------------------------------
(dollars in thousands)
                                                     								      For the years ended December 31,
                             				   ----------------------------------------------------------------------------------------------
                                          						 1996                             1995                             1994
                             				   ------------------------------     ----------------------------    ---------------------------
                           				      Average             Average     Average              Average    Average             Average
                            				      Volume    Interest    Rate      Volume     Interest   Rate      Volume    Interest   Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                              $  921,168  $  81,449    8.84%    $ 836,699 $  74,452   8.90%    $ 769,084  $ 64,906    8.44%
Investment securities:
   Taxable                            375,451     22,066     5.88      416,646    23,614   5.67       468,907    26,580    5.67
   Non-taxable                        147,165      7,642     5.19      135,211     7,524   5.56       146,836     8,196    5.57
----------------------------------------------------------------------------------------------------------------------------------
      Total investment securities     522,616     29,708     5.68      551,857    31,138   5.64       615,743    34,776    5.65
Federal funds sold                     33,880      1,781     5.26       41,591     2,492   5.99        48,889     2,038    4.17
----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets          1,477,664   $112,938     7.64%   1,430,147  $108,082   7.56%    1,433,716  $101,720    7.10%
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                50,580                           45,893                         49,216
Other assets                           56,750                           51,657                         43,814
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                       $1,584,994                       $1,527,697                     $1,526,746
==================================================================================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Interest bearing demand            $  273,790   $  7,064     2.58%  $  280,063  $  7,936   2.83%   $  299,263  $  8,173    2.73%
Savings deposits                      331,879      8,817     2.66      352,674    10,333   2.93       382,166    10,448    2.73
Certificates of deposit               524,938     28,551     5.44      470,668    25,134   5.34       438,129    19,082    4.36
----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits   1,130,607     44,432     3.93    1,103,405    43,403   3.93     1,119,558    37,703    3.37
Federal funds purchased and
    repurchase agreements              75,183      3,599     4.79       55,272     2,957   5.35        53,189     1,812    3.41
Other borrowings                        6,646        187     2.81        4,825       210   4.35         4,706       145    3.08
----------------------------------------------------------------------------------------------------------------------------------
    Total interest
       bearing liabilities          1,212,436    $48,218     3.98%   1,163,502   $46,570   4.00%    1,177,453   $39,660    3.37%
----------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand            145,069                          145,397                        146,215
Other liabilities                      16,241                           17,177                          9,216
Redeemable Preferred Stock &
  Shareholders' Equity                211,248                          201,621                        193,862
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Redeemable
     Preferred Stock &
     Shareholders' Equity          $1,584,994                       $1,527,697                     $1,526,746
==================================================================================================================================
Net yield on earning assets                      $64,720     4.37%              $61,512    4.30%                $62,060    4.33%
==================================================================================================================================
Taxable equivalent net yield
    on earning assets                            $68,835     4.66%              $65,559    4.58%                $66,470    4.64%
==================================================================================================================================


Nonaccrual loans were included in the average volume for the entire year. Loan fees included in interest on loans are not material. Average yields on investment securities available for sale have been calculated based on amortized cost.
Taxable equivalent basis is calculated on non-taxable securities using a tax rate of 35% for each year presented.

                        			     NET INTEREST INCOME
------------------------------------------------------------------------------
     Net interest income, the spread between interest income on earning assets and interest expense on liabilities to fund those assets, represents the largest component of earnings to the Corporation. Net interest income is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The net yield on earning assets (net interest income as a percentage of interest earning assets) is a frequently used measurement of the net interest margin.
     In 1996, net interest income was $64,720,000, an increase of $3,208,000 or 5.2% from 1995, following a decrease in 1995 of $548,000 or .9% from 1994. The 1996 increase was attributable primarily to balance sheet growth and an improvement in the net yield on earning assets. The improvement in the net yield was due primarily to an increase in the yield on taxable investment securities during a period of falling loan and deposit rates. In 1995, the decrease in net interest income was primarily the result of a decline in earning assets and interest bearing liabilities coupled with a decline in the net yield on earning assets. The net yield in 1995 was affected by a relatively higher cost of interest bearing liabilities.
     Average earning assets increased $47,517,000 or 3.3% between 1996 and 1995 compared to a decrease of $3,569,000 or .2% between 1995 and 1994.
Growth in consumer and residential real estate loans contributed to the majority of the 1996 increase. A change in asset mix occurred during 1996 as loan growth of $84,469,000 or 10.1% was funded, in part, by maturities and proceeds from the sale of investment securities. A similar change in asset mix occurred during 1995.
    Average interest bearing liabilities increased $48,934,000 or 4.1% between 1996 and 1995 following a decrease of $13,951,000 or 1.2% between 1995 and 1994. The increase in 1996 was attributable primarily to deposit growth which reflected an 11.5% increase in certificates of deposit in 1996. Although partially due to a shift from demand and savings balances, the growth in certificates of deposit reflects the competitive pricing associated with the Good Neighbor Banking program. In 1995, the decrease in average interest bearing liabilities was the result of the competition for funds in the local market and customers seeking nonbank investment alternatives.
     The net yield on earning assets improved .07% to 4.37% in 1996 from 4.30% in 1995. The 1996 improvement follows a .03% decrease in the net yield in 1995. The cost of interest bearing liabilities declined by .02% in 1996, following an increase of .63% in 1995. Influenced by falling market rates, the 1996 decline reflects a reduction in interest rates on short-term borrowings, demand and savings deposits which were partially offset by the effects of a change in deposit mix from demand and savings to higher-yielding certificates of deposit. In 1995, sharply rising short-term interest rates from 1994 caused an increase in the cost of interest bearing liabilities attributable primarily to rates paid on certificates of deposit which increased
 .98% in 1995. Earning asset yields increased .08% in 1996, following an increase of .46% in 1995. In 1996, a decline in loan yields of .06% was offset by an increase in investment yields, coupled with the effects of a change in asset mix from investment securities to higher-yielding loans. In 1995, a .46% increase in loan yields contributed to the improvement in the earning asset yield. The nationwide bank base lending rate averaged 8.3% for 1996 compared to 8.6% in 1995 and 7% for 1994.



                        				   INVESTMENTS
------------------------------------------------------------------------------
     Investment securities averaged $522,616,000 during 1996, a decrease of $29,241,000 or 5.3% over 1995, following a decrease of $63,886,000 or 10.4%
between 1995 and 1994. The decreases were required to fund loan growth which exceeded deposit growth for the corresponding periods. In 1996, the composition of investment securities changed through an increase in mortgage-backed securities and a comparable decrease in U.S. Treasury and Agency securities classified in the held to maturity portfolio.
     WesBanco's available for sale portfolio at fair market value was $276,201,000 or 53% of total investment securities as of December 31, 1996, compared to $172,137,000 or 33% of investment securities for the same period in 1995. At December 31, 1996, the available for sale portfolio had an average yield of 6.2% and an average maturity of 4.1 years.
     The market value adjustment, recorded on the Consolidated Balance Sheet as an adjustment to Shareholders' Equity, reflected an unrealized after-tax loss of $90,000, as of December 31, 1996 compared to an unrealized after-tax gain of $849,000 as of December 31, 1995. These market value adjustments represent temporary market value fluctuations which depend upon general changes in market rates. WesBanco can adjust the volatility of the market value adjustment by managing both the volume of securities classified as available for sale and average maturities. If securities are held to their maturity dates, no net gain or loss would be realized.

------------------------------------------------------------------------------
     Held to maturity securities, at cost, totaled $249,108,000 or 47% of total investment securities as of December 31, 1996, compared to $350,151,000 or 67% for the same period in 1995. At December 31, 1996, the held to maturity portfolio had an average yield of 5.5% and an average maturity of
3.8 years.
    In connection with the Bank of Weirton acquisition, and to satisfy WesBanco's asset and liability management objectives, U.S. Treasury securities of $55,340,000 were transferred from held to maturity to the available for sale portfolio and subsequently sold.
     During 1996 and 1995, as loan demand exceeded deposit growth, matured, called or sold investment securities represented a primary source of liquidity. Investment securities with a total carrying value of $157,297,000 either matured or were called during 1996 as compared to $127,960,000 during 1995. Available for sale securities of $89,075,000 and $59,291,000 were sold during 1996 and 1995, respectively. Affected primarily by the increase in mortgage-backed securities, the total average maturity of investment securities at December 31, 1996 extended to 4 years as compared to 2.8 years and 3.1 years as of December 31, 1995 and 1994, respectively. During 1997, securities totaling $118,003,000 or 22% of total securities are expected to mature, providing for potential liquidity needs.
     Investment income declined by $1,430,000 during 1996 after declining by $3,638,000 during 1995. The decline in both years was primarily due to decreases in average investment balances. The average yield on taxable securities, excluding the effects of the market value adjustment on available for sale securities, increased to 5.9% in 1996 from 5.7% for 1995 and 1994.
The average yield on non-taxable securities, not adjusted for tax equivalency, was 5.2% for 1996 and 5.6% for 1995 and 1994.
     Net realized securities gains totaled $239,000 in 1996 compared to $437,000 and $366,000 in 1995 and 1994, respectively. During 1996 and 1995, net gains of $254,000 and $126,000, respectively, were realized through a decision to divest of equity positions which no longer had a strategic value to the Corporation. Gains and losses on securities are dependent upon the changing bond market conditions and the composition of the securities.




                         				    LOANS
------------------------------------------------------------------------------
     At December 31, 1996, loans outstanding were $1,026,370,000, representing an increase of $132,451,000 or 14.8% from December 31, 1995. This follows a 10.3% increase in loans for the corresponding period in 1995. The 1996 growth was attributable primarily to increases in mortgage and consumer loans, and the purchase of Vandalia National Corporation, which added loans outstanding of $47,039,000 at the date of acquisition. Growth for 1995 reflected similar trends in mortgage and consumer loans. The increase in mortgage loans was largely due to refinancing activity caused by a declining interest rate environment during 1996. In 1997, the Corporation expects an increase in mortgage loan originations through its newly acquired affiliate, WesBanco Mortgage Company. The mortgage company originates and sells the fixed rate mortgage loans to the secondary market. Consumer loans increased as a result of offering attractive rates on vehicle loans originated through dealers. During 1995 and 1994, the Corporation sold substantially all of its student loan portfolio, which totaled approximately $9,000,000. Commercial loans increased .2% in 1996 and 6.5% during 1995. As of December 31, 1996, commercial loans comprised 17% of total loans outstanding, real estate secured loans comprised 52%, and consumer-type loans comprised 31%.
     Interest on loans increased $6,997,000 or 9.4% during 1996, after an increase of $9,546,000 in 1995. The 1996 increase was due to growth in average loans of $84,469,000 or 10.1%, partially offset by a decrease in the average yield on loans of .06% to 8.84%. The 1995 increase was primarily due to an increase in the average yield on loans of .46% to 8.9% from 8.44% in 1994. Rates offered on loan products generally decreased during 1996, following an increase in loan rates during the second half of 1994 into early 1995. The majority of commercial and mortgage loans reprice monthly or annually based on changes in national indices such as prime rate or the U.S. Treasury Bill rate.
     At December 31, 1996 and 1995, impaired loans included all nonaccrual and renegotiated loans as well as loans internally classified as substandard or doubtful. Loans classified as impaired increased to $10,285,000 in 1996 or 1% of loans outstanding compared to $7,291,000 or .8% of loans outstanding in 1995. The increase was reflected in a commercial loan classified as substandard. Nonaccrual loans are generally secured by collateral believed to have adequate market values to protect against significant losses. The Corporation continues to monitor the nonperforming assets to ensure against deterioration in collateral values. The overall credit quality of the loan portfolio remains strong.

------------------------------------------------------------------------------
     Net charge-offs increased in 1996 by $645,000 or 28% to $2,954,000 in 1996 from $2,309,000 in 1995. In 1995, net charge-offs decreased by 58.7% from 1994, primarily due to a 1994 writeoff of approximately $4,000,000 on a commercial real estate loan. The provision for loan losses was $4,336,000 in 1996, $2,788,000 in 1995 and $6,073,000 in 1994. The allowance for loan losses is considered adequate to provide for future losses in the loan portfolio. Amounts charged to earnings were based on periodic management evaluations of the loan portfolio, specific problem loans and other factors.




                          				  DEPOSITS
------------------------------------------------------------------------------
     As of December 31, 1996, total deposits were $1,342,820,000, reflecting an increase of $87,976,000 from December 31, 1995. This increase follows a period of no growth between 1995 and 1994. The 1996 growth was primarily attributable to the purchase of Vandalia, which added total deposits of $50,059,000 at the date of acquisition. The remaining increase was due to certificates of deposit growth, resulting from both a shift in deposit mix from demand and savings balances, and offering bonus rates on longer-term certificates of deposit products.
     The competition for funds in the local market and customers seeking nonbank investment alternatives continues to intensify. WesBanco has addressed these concerns with competitive deposit pricing and strengthening its deposit base through the introduction of two new programs, the Good Neighbor Banking Program and the Prime Rate Money Market Account. On October 1, 1995, Good Neighbor Banking began, offering a series of pricing bonuses based on the customer's service relationship. WesBanco continued to emphasize this program during 1996, achieving a penetration rate of its customer base of over 30%.
The Prime Rate Money Market Account, which started October 1, 1996, enables depositors with a minimum balance of $10,000, to invest their funds in this account. The money market account bases its rate at 60% of WesBanco's prime rate.
     Interest expense on deposits increased $1,029,000 or 2.4% during 1996 compared to $5,700,000 or 15.1% during 1995. The 1996 increase was primarily the result of average deposit growth of $26,874,000 or 2.2% over 1995 coupled with a shift in deposit mix to higher-yielding certificates of deposit. As interest rates declined during 1996, customers' preferences shifted to higher-yielding investment alternatives. WesBanco responded by offering bonuses on several certificate of deposit products. The 1995 interest expense increase was attributable to a .56% increase in the average rate paid on interest bearing deposits between 1995 and 1994, caused by a rising rate environment, partially offset by a $16,971,000 or 1.3% decrease in average deposits.




                      			       CAPITAL ADEQUACY
------------------------------------------------------------------------------
     On December 31, 1996 shareholders' equity totaled $227,532,000, an increase of $20,536,000 from December 31, 1995. The increase can be attributed to earnings growth coupled with a reduction in the Treasury stock balance. During 1996, WesBanco utilized treasury shares totaling 211,118 in connection with the acquisition of Vandalia National Corporation and Universal Mortgage Company.
     On March 3, 1997, WesBanco began a stock purchase plan to acquire up to 323,280 shares of WesBanco common stock in connection with the definitive Agreement and Plan of Merger with Shawnee Bank, Inc. The plan will terminate 30 days after consummation of the transaction, which is scheduled to occur in June 1997. To complete the Shawnee acquisition, the Corporation anticipates reissuing shares acquired through the plan. See Note 15 for additional information on the Shawnee Agreement to Merge.
     The Corporation announced cash dividend increases during 1996 and the first quarter of 1997. On April 1, 1996 the quarterly per share dividend was increased to $.26 from $.25, and on October 1, 1996 the dividend was increased to $.28. On February 20, 1997, the Corporation approved an increase in the April 1, 1997 quarterly per share dividend to $.29, reflecting an annualized dividend of $1.16. WesBanco's dividend payout ratio for 1996 was 49.8%, up from 44.2% in 1995.
     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco, and its banking subsidiaries, maintain Tier I, Total Capital and Leverage ratios well above minimum regulatory levels. See Note 17 of the consolidated financial statements for more information on capital amounts, ratios and minimum regulatory requirements.

             		     INTEREST RATE MANAGEMENT AND LIQUIDITY
------------------------------------------------------------------------------
     Interest rate management measures the sensitivity of net interest earnings to changes in the level of interest rates. As interest rates change in the market, rates earned on interest earning assets and rates paid on interest-bearing liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing of rate changes.
     WesBanco and its banking subsidiaries review their interest rate sensitivity on a periodic basis. The analysis presented below classifies interest earning assets and interest bearing liabilities into maturity categories and measures the differences between maturing assets and liabilities in each category (interest sensitivity gap). At December 31, 1996, the Corporation was in a liability sensitive position as summarized in the table below:



                            				      Under      Three      Six        Nine       Over
                            				      Three      to Six    to Nine    Months to   One
(in thousands):                       Months     Months    Months     One Year    Year       Total
-----------------------------------------------------------------------------------------------------
ASSETS
Due from banks/interest bearing         ---     $     98      ---        ---     $     99  $      197
Loans                               $ 161,800     59,218   $ 57,700   $ 68,217    680,418   1,027,353
Investment securities(1)               44,478     31,333     12,725     29,467    407,450     525,453
Federal funds sold                     10,970       ---        ---       ---        ---        10,970
-----------------------------------------------------------------------------------------------------
Total interest earning assets         217,248     90,649     70,425     97,684  1,087,967   1,563,973
-----------------------------------------------------------------------------------------------------
LIABILITIES
Savings and NOW accounts              514,141       ---        ---        ---      ---        514,141
All other interest bearing deposits   201,910    121,854     92,094     65,938    187,707     669,503
Short-term borrowings                  76,078      4,885      2,816      2,710      6,282      92,771
-----------------------------------------------------------------------------------------------------
Total interest bearing liabilities    792,129    126,739     94,910     68,648    193,989   1,276,415
-----------------------------------------------------------------------------------------------------
Interest sensitivity gap            $(574,881) $ (36,090) $ (24,485) $  29,036  $ 893,978   $ 287,558
=====================================================================================================
Cumulative interest sensitivity gap $(574,881) $(610,971) $(635,456) $(606,420) $ 287,558
=====================================================================================================


(1)  Securities are categorized above by expected maturity at amortized cost.


     The changing interest rate environment can substantially impact the
Corporation's net interest income and profitability.   The Asset/Liability
Committee believes the Corporation's interest sensitivity position provides for a changing interest rate environment. The liability sensitive position in the under three month time period is caused by savings and NOW deposits. Interest rates on these deposit instruments are subject to periodic adjustment at management's discretion.
     The Corporation's short-term liability sensitive position would suggest exposure of the net interest margin to changing interest rates. An increase in interest rates may cause a decline in the net interest margin while a decrease in interest rates may have the opposite effect. The Corporation may reduce its short-term liability sensitive position making its net interest margin less vulnerable to rising interest rates by shortening asset maturities, primarily through reinvestment into federal funds from investment maturities. In addition, management may emphasize attracting longer-term deposits by adjusting the pricing spread between demand, savings and term certificates of deposit.
     The Corporation manages its liquidity position to ensure that sufficient funds are available to meet customer needs for borrowing and deposit withdrawals. The Corporation's primary source of liquidity is its strong core deposit base. The growth in deposits is somewhat dependent upon interest rates of competitive financial instruments. Short-term liquidity is maintained through the use of federal funds sold, which represents one day investments and cash balances. As of December 31, 1996, federal funds sold and cash balances were $69,995,000 or 4.2% of total assets as compared to $91,694,000 or 5.9% of total assets as of December 31, 1995. Additional short-term liquidity is maintained through investments with expected maturities of less than one year which, during 1997, approximate $118,003,000 or 7.0% of total assets. During 1996 investment maturities and calls of $157,297,000 became available for reinvestment.
     As of December 31, 1996 the Corporation had outstanding commitments to extend credit in the ordinary course of business approximating $70,527,000.
On a historical basis only a small portion of these commitments result in expended funds.
     The Corporation has planned additions to fixed assets of approximately $7,000,000 during 1997. No commitments have been made for any of these additions.

                           				   OTHER INCOME
------------------------------------------------------------------------------
     Other income, excluding securities transactions, increased $1,105,000 or 10.1% over 1995, due primarily to an increase in trust fee revenue. Trust fee revenue was $5,442,000 for 1996, an increase of $726,000 or 15.4% over 1995.
Trust fee revenue increased $291,000 or 6.6% between 1995 and 1994. This steady increase in trust fees can be attributed to the increased number of accounts under administration and increased market values. The market value of trust assets at December 31, 1996 approximated $1,591,130,000 as compared to $1,334,667,000 at December 31, 1995, an increase of 19.2%. Service charges and other income totaled $5,542,000 for 1996, an increase of $368,000 over 1995. Service charges and other income decreased $141,000 between 1995 and 1994 due to fee discounts associated with Good Neighbor Banking.



                         				  OTHER EXPENSES
------------------------------------------------------------------------------
     Other expenses increased $1,022,000 or 2.4% in 1996 to $43,152,000, following a decrease of $710,000 or 1.7% in 1995. The increase in 1996 was primarily due to an increase in salaries and equipment expense, partially offset by a reduction in FDIC insurance. During 1995, other expenses declined primarily due to a reduction in FDIC insurance.
     During 1996, the Corporate initiatives to implement new technology through the installation of a Wide Area Network and a new mainframe software system have contributed to increases in several operating expense categories. Salaries were impacted by overtime costs associated with training and development. Equipment and other operating expense were affected by increases in depreciation, service agreements and data processing conversion costs.
These technological initiatives, while increasing costs in 1996, are expected to improve internal operating efficiencies into the future.
     Salaries and benefits for 1996 increased $393,000, while decreasing $43,000 during 1995. The 1996 increase was primarily due to the recent affiliate acquisitions, training and development associated with implementation of new technology, and normal salary adjustments, partially offset by a reduction in pension costs. The reduction in pension costs was caused by market value appreciation of pension plan assets combined with a change in the method of calculating benefits. The 1995 decrease was primarily due to a decrease in full time equivalent employees to 794 as of December 31, 1995 from 815 the previous year. As of December 31, 1996, full time equivalent employees increased to 860, due primarily to the purchase acquisitions of Vandalia National Corporation and Universal Mortgage Company.
     Occupancy and equipment expenses increased approximately 12.7% in 1996 and 2.5% in 1995. The increases were the result of technology costs and the construction of a branch facility in Bridgeport, West Virginia completed in 1995.
     Other operating expenses decreased $24,000 in 1996 after decreasing $794,000 during 1995. The 1996 decrease was due primarily to a reduction in FDIC insurance, partially offset by increases in marketing expense, data processing costs, and acquisition related expenses. The decrease in 1995 was primarily related to a reduction in FDIC insurance expense. During 1995, marketing expenses increased as a result of the Good Neighbor Banking Program. The Corporation continued this marketing effort throughout 1996.
     During 1996 and 1995, the Corporation has experienced improved operating efficiencies from the internal consolidation of affiliate banks, as measured by the efficiency ratio which decreased to 53.4% in 1996 from 55.1% and 55.9% in 1995 and 1994, respectively. These internal bank consolidations reduced the number of affiliates to five in 1996 from thirteen two years ago.




                           				INCOME TAXES
------------------------------------------------------------------------------
     Federal income tax expense increased $546,000 to $6,996,000 during 1996, after increasing $1,129,000 to $6,450,000 during 1995. In both years the tax expense increased due primarily to increased pretax earnings.
     The effective tax rate for the Corporation was 28% for 1996, 27% for 1995 and 26% for 1994. The changes in the effective tax rate are representative of the change in the level of taxable income and to a lesser extent the changing state tax rate.
     The alternative minimum tax will affect WesBanco only if a significant amount of non-taxable income exists when compared to taxable income. The
State of West Virginia has a corporate net income tax based upon federal taxable income, adjusted for certain items not subject to state taxation.
The state tax rate for 1996 was 9.0%. State income tax included in the provision for income taxes was $1,348,000 for 1996 as compared to $1,206,000 and $962,000 for 1995 and 1994, respectively. The State of Ohio does not have a corporate income tax, but rather, businesses are subject to an Ohio corporate franchise tax which is included in other operating expenses.

                         			       ACQUISITIONS
------------------------------------------------------------------------------
      On August 30, 1996, WesBanco consummated its acquisition of the Bank of Weirton. WesBanco issued 1,690,000 shares of common stock to shareholders of Bank of Weirton, in a transaction accounted for as a pooling-of-interests. Bank of Weirton reported net income of $2,115,000 and $2,195,000 for the years ended December 31, 1995 and 1994, respectively. The acquisition caused dilution in earnings per share of $.15 and $.09 for the years ended December 31, 1995 and 1994, respectively. Book value per share increased by $.31 and $.45 as of December 31, 1995 and 1994, respectively.


     	    MARKET OF COMMON STOCK AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------
     WesBanco's common stock is quoted on The Nasdaq Stock Market (Nasdaq), with a trading symbol of WSBC. As reported by Nasdaq, the price information reflects high and low sales prices.
     The approximate number of holders of WesBanco's $2.0833 par value common stock as of December 31, 1996 was 4,267.
     Effective with the April 1, 1997 dividend, the quarterly dividend will increase from $.28 to $.29 per share. The new dividend amount represents an annualized dividend of $1.16 per share.
     The following represents reported high and low trading prices and dividends declared during the respective quarter:


                                                 							   Dividend
                            				       High      Low       Declared
--------------------------------------------------------------------
1996
4th quarter                           $32.50    $27.50       $.28
3rd quarter                            28.50     26.25        .28
2nd quarter                            27.25     25.75        .26
1st quarter                            28.75     26.25        .26
1995
4th quarter                           $30.00    $26.75       $.25
3rd quarter                            29.50     25.75        .25
2nd quarter                            26.50     23.25        .23
1st quarter                            25.75     22.75        .23




                  			       OTHER MATTERS
------------------------------------------------------------------------------
     Certain information in "Management's Discussion and Analysis" and other statements contained in this report which are not historical facts may be forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, consumer and their lending activities; changes in federal and state regulations; the presence in the Company's market area of competitors with greater financial resources than the Company; or other unanticipated external developments materially impacting the Company's operational and financial performance.

     The Corporation has approximately 57% of its assets located in the Upper Ohio Valley, an area experiencing an extended strike between the United Steel Workers Union and Wheeling-Pittsburgh Steel Corporation. Through the current date, this strike has not significantly impacted WesBanco's results of operations. Since WesBanco is unable to determine when the strike may be settled, we cannot estimate the impact on the local economy, if the strike continues and ultimately the long-term effects resulting therefrom.

                                                           								 EXHIBIT 21

                			  WESBANCO SUBSIDIARIES



WesBanco, Inc.

     WesBanco Properties, Inc. (non-bank)

     WesBanco Mortgage Company (non-bank)

     WesBanco Bank Wheeling

	  McLure Hotel, Inc. (non-bank)

     WesBanco Bank South Hills

     FFB Corporation

	  WesBanco Bank Fairmont

     WesBanco Bank Barnesville

     WesBanco Bank Parkersburg

     Vandalia National Corporation (Inactive)


     Note: All subsidiaries listed above are 100% owned by the Registrant.

                                                          EXHIBIT 23.1


                       CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-06467) of WesBanco, Inc. and subsidiaries and in the related Prospectus of our report dated February 3, 1997, with respect to the consolidated financial statements of WesBanco, Inc. and subsidiaries incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1996


                                    					  /s/ ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
March 13, 1997

                                                  								 EXHIBIT 23.2


                    			CONSENT OF INDEPENDENT ACCOUNTANTS



     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-06467) of WesBanco, Inc. of our report dated January 25, 1996, except as to Note 2, the pooling of interests with Bank of Weirton, which is as of August 30, 1996, which appears on page 32 of this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Prospectus.



/s/ Price Waterhouse LLP

Pittsburgh, Pennsylvania
March 13, 1997

                                                								   EXHIBIT 24

	               POWER OF ATTORNEY FOR EXECUTION OF FORM 10-K
  	        TO BE FILED WITH THE SECURITIES & EXCHANGE COMMISSION


     We, the undersigned Directors of WesBanco, Inc., hereby severally constitute and appoint James C. Gardill and/or Edward M. George, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names and in the capacities indicated below, the Annual Report of WesBanco to the Securities & Exchange Commission on Form 10-K to be filed for the year 1996 and any and all amendments thereto in our names and behalf in our capacities as Directors of WesBanco to enable WesBanco to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Act of 1934, as amended, hereby ratifying and conforming our signatures as they may be signed by our attorneys, or either of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney for purposes of executing the Form 10-K of WesBanco has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                               TITLE               DATE
---------                               -----               ----
/s/ Frank K. Abruzzino                 Director        February 20, 1997
-----------------------
Frank K. Abruzzino

/s/ James E. Altmeyer                  Director        February 20, 1997
---------------------
James E. Altmeyer

______________________________         Director        February __, 1997
Earl C. Atkins

/s/ Charles J. Bradfield               Director        February 20, 1997
------------------------
Charles J. Bradfield

/s/ Ray A. Byrd                        Director        February 20, 1997
----------------
Ray A. Byrd

/s/ R. Peterson Chalfant               Director        February 20, 1997
-------------------------
R. Peterson Chalfant

/s/ Christopher V. Criss               Director        February 20, 1997
------------------------
Christopher V. Criss

/s/ Stephen F. Decker                  Director        February 20, 1997
---------------------
Stephen F. Decker

/s/ James D. Entress                   Director        February 20, 1997
--------------------
James D. Entress

/s/ Ernest S. Fragale                  Director        February 20, 1997
---------------------
Ernest S. Fragale

/s/ James C. Gardill                   Director        February 20, 1997
--------------------
James C. Gardill

/s/ Edward M. George                   Director        February 20, 1997
--------------------
Edward M. George

/s/ Roland L. Hobbs                    Director        February 20, 1997
-------------------
Roland L. Hobbs

/s/ John W. Kepner                     Director        February 20, 1997
------------------
John W. Kepner

______________________________         Director        February __, 1997
Frank R. Kerekes

/s/ Robert H. Martin                   Director        February 20, 1997
--------------------
Robert H. Martin

______________________________         Director        February __, 1997
George M. Molnar

/s/ Eric Nelson                        Director        February 20, 1997
----------------
Eric Nelson

______________________________         Director        February __, 1997
Melvin C. Snyder, Jr.

/s/ Joan C. Stamp                      Director        February 20, 1997
-----------------
Joan C. Stamp

/s/ Carter W. Strauss                  Director        February 20, 1997
---------------------
Carter W. Strauss

/s/ Reed J. Tanner                     Director        February 20, 1997
------------------
Reed J. Tanner

/s/ Thomas L. Thomas                   Director        February 20, 1997
--------------------
Thomas L. Thomas

______________________________         Director        February __, 1997
James L. Wareham

/s/ John A. Welty                      Director        February 20, 1997
-----------------
John A. Welty

/s/ William E. Witschey                Director        February 20, 1997
-----------------------
William E. Witschey

                                              								  Exhibit 99.1

PRICE WATERHOUSE LLP                                       [LOGO]

          		      REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of WesBanco, Inc.

     In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheet and the related statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of WesBanco, Inc., and its subsidiaries (the Corporation) at December 31, 1995, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. As described in Note 2, on August 30, 1996, the Corporation merged with Bank of Weirton in a transaction accounted for as a pooling of interests. The accompanying financial statements give retroactive effect to the merger of the Corporation with Bank of Weirton. We did not audit the financial statements of the Bank of Weirton which statements reflect total assets of $177,226,000 at December 31, 1995 and net interest income of $5,483,000 and $5,664,000 for each of the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Bank of Weirton is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Corporation for any period subsequent to December 31, 1995.




/s/ Price Waterhouse LLP

January 25, 1996, except as to Note 2, the pooling of interests with Bank of Weirton, which is as of August 30, 1996.

                                                 								  EXHIBIT 99.2


	                                                      GRANT THORNTON LLP
                                                              [LOGO]

          		REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Bank of Weirton

     We have audited the statement of condition of the Bank of Weirton as of December 31, 1995 and 1994 and the related statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995, not presented separately herein. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank of Weirton as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                               						     /s/ Grant Thornton LLP


Cincinnati, Ohio
October 17, 1996

[TYPE]     EX-27
[DESCRIPTION]  ART 9 FOR WESBANCO, INC. 10-K
[ARTICLE] 9
[MULTIPLIER] 1000

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                          58,828
[INT-BEARING-DEPOSITS]                             197
[FED-FUNDS-SOLD]                                10,970
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                    276,201
[INVESTMENTS-CARRYING]                         249,108
[INVESTMENTS-MARKET]                           250,132
[LOANS]                                      1,026,370
[ALLOWANCE]                                     15,528
[TOTAL-ASSETS]                               1,677,771
[DEPOSITS]                                   1,342,820
[SHORT-TERM]                                    92,771
[LIABILITIES-OTHER]                             14,235
[LONG-TERM]                                        413
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        21,956
[OTHER-SE]                                     205,576
[TOTAL-LIABILITIES-AND-EQUITY]               1,677,771
[INTEREST-LOAN]                                 81,449
[INTEREST-INVEST]                               29,708
[INTEREST-OTHER]                                 1,781
[INTEREST-TOTAL]                               112,938
[INTEREST-DEPOSIT]                              44,432
[INTEREST-EXPENSE]                              48,218
[INTEREST-INCOME-NET]                           64,720
[LOAN-LOSSES]                                    4,336
[SECURITIES-GAINS]                                 239
[EXPENSE-OTHER]                                 43,152
[INCOME-PRETAX]                                 29,505
[INCOME-PRE-EXTRAORDINARY]                      29,505
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    21,161
[EPS-PRIMARY]                                     2.08
[EPS-DILUTED]                                     2.08
[YIELD-ACTUAL]                                    4.37
[LOANS-NON]                                      4,664
[LOANS-PAST]                                     4,105
[LOANS-TROUBLED]                                 5,621
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                13,439
[CHARGE-OFFS]                                    3,474
[RECOVERIES]                                       520
[ALLOWANCE-CLOSE]                               15,528
[ALLOWANCE-DOMESTIC]                            15,528
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                          6,601