Form 10-K/A
period 1996-12-31
WESBANCO INC
filed 1997-05-09
CIK 203596

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-K/A

(Mark One)

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     --------  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the Fiscal Year Ended December 31, 1996
     --------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission File Number   0-8467
                       ----------

                               WESBANCO, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

       WEST VIRGINIA                                  55-0571723
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

     1 Bank Plaza, Wheeling, WV                               26003
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   304-234-9000
                                                    ----------------
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class           Name of each Exchange on which registered
------------------------------     ------------------------------------------
Common Stock $2.0833 Par Value     National Association of Securities Dealers,
                                     Inc.
Nonredeemable Preferred Stock      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. _____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X     No
                                                      ------     -------
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

Through the filing of this Form 10-K/A, the Registrant is amending its Annual Report on Form 10-K for the period ending December 31, 1996 to resubmit electronically, via the EDGAR filing system, the Financial Data Schedule (Exhibit 27) as a separate electronic document. WesBanco included such exhibit in its original filing, however, did not establish the schedule as a separate document as required under the EDGAR filing system. Accordingly, the EDGAR system was unable to locate and process the document correctly.
For EDGAR filing purposes only, the Financial Data Schedule is included herein as Exhibit 27.

A Financial Data Schedule, which is designed only for electronic submission via EDGAR, is required by the Securities and Exchange Commission to be submitted with any electronic filing which includes new financial statements for a recent fiscal year or interim period.



                                SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 1997.

                                        WESBANCO, INC.


                                      By:/s/ Edward M. George
                                         ------------------------------
                                         Edward M. George
                                         President and Chief Executive Officer


                                      By:/s/ Paul M. Limbert
                                         ------------------------------
                                         Paul M. Limbert
                                         Executive Vice President and
                                         Chief Financial Officer