Form 10-Q
period 1997-03-31
WESBANCO INC
filed 1997-05-15
CIK 203596

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997
               ---------------------------------------------
                                    OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                     Commission File Number  0-8467
                                            --------

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


                                304-234-9000
             --------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
             --------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at April 30, 1997, 10,391,453 shares.


                                1 of 17

PART 1 -  FINANCIAL INFORMATION
-------------------------------


     Consolidated Balance Sheets at March 31, 1997 and December 31, 1996,

and Consolidated Statements of Income, Consolidated Statements of Changes in

Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 are set forth on the following pages.

In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of what results may be attained for the entire year.

All previously presented financial information has been restated to include the Bank of Weirton.  For further information, refer to the 1996 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended

December 31, 1996.

                               WESBANCO, INC.
                        CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------
(Unaudited, in thousands, except for shares)

                                                  March 31,     December 31,
                                                    1997           1996
                                                ------------   -------------
ASSETS
Cash and due from banks                         $  60,146       $  58,828
Due from banks - interest bearing                     197             197
Federal funds sold                                 38,215          10,970
Securities:
   Available for sale, carried at market value    273,670         276,201
   Held to maturity (market value of $231,813
     and $250,132, respectively)                  232,605         249,108
                                                ---------       ---------
        Total securities                          506,275         525,309
                                                ---------       ---------

Loans held for sale                                 2,351             983
Loans (net of unearned income of $3,235
  and $4,160, respectively)                     1,022,409       1,026,370
Allowance for loan losses                         (15,548)        (15,528)
                                                ---------       ---------
            Net loans                           1,006,861       1,010,842
                                                ---------       ---------
Bank premises and equipment - net                  32,380          32,670
Accrued interest receivable                        12,497          11,748
Other assets                                       26,357          26,224
                                               ----------      ----------
Total Assets                                   $1,685,279      $1,677,771
                                               ==========      ==========

LIABILITIES
Deposits:
  Non-interest bearing demand                  $  158,154      $  159,176
  Interest bearing demand                         302,853         284,143
  Savings deposits                                311,998         323,673
  Certificates of deposit                         582,104         575,828
                                               ----------      ----------
    Total deposits                              1,355,109       1,342,820
                                               ----------      ----------
Federal funds purchased and repurchase
    agreements                                     75,825          81,089
Other short-term borrowings                        11,593          11,682
Accrued interest payable                            5,894           5,826
Other liabilities                                  11,971           8,822
                                               ----------      ----------
Total Liabilities                               1,460,392       1,450,239
                                               ----------      ----------
SHAREHOLDERS' EQUITY
 Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                  -               -
Common stock, $2.0833 par value;
  25,000,000 shares authorized; 10,538,993
  shares issued                                    21,956          21,956
Capital surplus                                    36,953          36,949
Retained earnings                                 172,575         170,116
Treasury stock at cost (110,685
and 17,139 shares, respectively)                   (3,650)           (544)
Market value adjustment on securities
  available for sale - net of tax effect           (2,103)            (90)
Deferred benefits for employees and directors        (844)           (855)
                                               ----------      ----------
Total Shareholders' Equity                        224,887         227,532
                                               ----------      ----------
Total Liabilities and Shareholders' Equity     $1,685,279      $1,677,771
                                               ==========      ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 WESBANCO, INC.
                       CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
(Unaudited, in thousands, except share and per share amounts)


                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1997           1996
INTEREST INCOME                                ------------   -----------
    Interest and fees on loans                    $22,087        $19,524
    Interest on securities                          7,644          7,379
    Interest on short-term investments                184            573
                                                ---------      ---------
       Total interest income                       29,915         27,476
                                                ---------      ---------
INTEREST EXPENSE
     Interest on deposits                          12,028         10,909
     Interest on other borrowings                     967            901
                                                ---------      ---------
      Total interest expense                       12,995         11,810
                                                ---------      ---------
Net interest income                                16,920         15,666

Provision for loan losses                           1,100            869
                                                ---------      ---------
Net interest income after provision for
loan losses                                        15,820         14,797
                                                ---------      ---------
OTHER INCOME
     Trust fees                                     1,672          1,471
     Service charges and other income               1,593          1,505
     Net securities gains                               5             86
                                                ---------      ---------
      Total other income                            3,270          3,062
                                                ---------      ---------
OTHER EXPENSES
    Salaries, wages and employee benefits           6,202          5,542
    Premises and equipment - net                    1,794          1,498
    Other operating                                 3,634          3,080
                                                ---------      ---------
      Total other expenses                         11,630         10,120
                                                ---------      ---------

Income before provision for income taxes            7,460          7,739
   Provision for income taxes                       1,955          2,366
                                                ---------      ---------
Net Income                                       $  5,505       $  5,373
                                                =========      =========

Earnings per share of common stock                  $0.52          $0.53
                                                =========      =========
Average shares outstanding                     10,495,293     10,170,550
                                               ==========     ==========
Dividends per share                                 $0.29          $0.26
                                               ==========     ==========




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 WESBANCO, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, in thousands)


                                                 For the three months ended
                                                          March 31,
                                                 --------------------------
                                                     1997          1996
                                                 ------------   -----------
Total Shareholders' Equity
Balance, beginning of period                      $  227,532     $  206,996
                                                 -----------    -----------

Net Income                                             5,505          5,373

Cash dividends on common stock                        (3,046)        (2,403)

Net treasury shares purchased                         (3,102)          (681)

Change in market value adjustment on securities
  available for sale-net of tax effect                (2,013)        (1,574)

Change in deferred benefits for employees
  and directors                                           11            (21)
                                                 -----------    -----------
Net change in Shareholders' Equity                    (2,645)           694
                                                 -----------    -----------
Total Shareholders' Equity
Balance, end of period                            $  224,887     $  207,690
                                                 ===========    ===========




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)


                                                  For the three months ended
                                                           March 31,
                                                  --------------------------
                                                      1997           1996
                                                  ------------  ------------
Cash flows from operating activities:
Net Income                                            $  5,505     $  5,373
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                         1,438        1,555
   Provision for loan losses                             1,100          869
   Gains on sales of securities - net                       (5)         (86)
   Deferred income taxes                                    (1)        (125)
   Other - net                                             (80)           4
   Net change in assets and liabilities:
      Interest receivable                                 (749)      (1,289)
      Other assets                                       1,060         (895)
      Interest payable                                      68           56
      Other liabilities                                  3,018        3,288
      Loans held for sale                               (1,368)         -
                                                     ---------    ---------
Net cash provided by operating activities                9,986        8,750
                                                     ---------    ---------
Cash flows from investing activities:
   Securities held to maturity:
      Payments for purchases                           (11,085)     (14,999)
      Proceeds from maturities and calls                29,945       38,456
   Securities available for sale:
      Payments for purchases                           (21,911)     (58,846)
      Proceeds from sales                                  -         15,234
      Proceeds from maturities and calls                18,367        8,211
   Net (increase) decrease in loans                      2,881       (6,966)
   Purchases of premises and equipment-net                (600)        (878)
                                                     ---------    ---------
Net cash provided by (used in) investing activities     17,597      (19,788)
                                                     ---------    ---------
Cash flows from financing activities:
   Net increase in deposits                             12,289        4,686
   Decrease in federal funds
     purchased and repurchase agreements                (5,264)      (2,619)
   Increase (decrease) in short-term borrowings            (89)       5,560
   Dividends paid                                       (2,854)      (2,326)
   Purchases of treasury shares - net                   (3,102)        (681)
                                                     ---------    ---------
Net cash provided by financing activities                  980        4,620
                                                     ---------    ---------

Net increase (decrease) in cash and cash equivalents    28,563       (6,418)


Cash and cash equivalents at beginning of period        69,798       91,393
                                                     ---------    ---------
Cash and cash equivalents at end of period            $ 98,361     $ 84,975
                                                     =========    =========



For the three months ended March 31, 1997 and 1996, WesBanco paid $11,992 and $11,854 in interest on deposits and other borrowings. No income taxes were paid for the three months ended March 31, 1997 and 1996.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            WESBANCO, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the

instructions to Form 10-Q and Article 10 of Regulation S-X.

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

     Earnings per common share are based on the average number of shares of common stock outstanding during the periods presented.

     Financial Accounting Standards Board Statement No. 128,

"Accounting for Earnings Per Share" ("Statement No. 128") is

effective in 1997 and provides specific computations,

presentation and disclosure requirements for earnings per share.

The statement's objective is to simplify the computation of

earnings per share and to make the U. S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards

Committee.  Early adoption is not permitted and Statement No. 128 will not have a material effect on the Corporation's reported earnings per share.

Note 2 - Mergers and Acquisitions
---------------------------------
     On December 20, 1996, WesBanco announced the signing of a

Definitive Agreement and Plan of Merger providing for the merger of Shawnee Bank, Inc., located in Dunbar and South Charleston,

West Virginia with WesBanco South Hills, a wholly-owned

subsidiary of WesBanco.  The acquisition, which is based upon a fixed exchange ratio of 10.094 shares of WesBanco common stock for each share of Shawnee common stock, will be accounted for as a purchase transaction, with an approximate value of $10,344,960,

based on a March 31, 1997 market value of $32.00 per share.  As of March 31, 1997, Shawnee reported total assets of $38.0

million, total shareholders' equity of $5.5 million and net

income of $133,000, or $4.15 per share. To complete the

acquisition, WesBanco anticipates issuing up to 323,280 shares of common stock to Shawnee shareholders. WesBanco's Board approved a plan, beginning March 3, 1997, to purchase shares of WesBanco common stock.  As of March 31, 1997,

WesBanco has purchased 82,000 shares under the plan.  The transaction,

which is subject to approval by the shareholders of Shawnee, is expected to be completed on June 30, 1997.





Note 3 - New Accounting Standard Adopted
----------------------------------------
     The Corporation adopted Financial Accounting Standards Board

Statement No. 125, "Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities," ("Statement

No. 125") on January 1, 1997.  The new standard provides

accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  The

adoption of Statement No. 125 did not have a material impact on the Corporation's financial position or results of operations.

                          WESBANCO, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------
(Unaudited, dollars in thousands except per share amounts)


     The following discussion and analysis presents in further

detail the financial condition and results of operations of

WesBanco, Inc. and its subsidiaries.  This discussion and

analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.

                      Financial Condition
                      -------------------
     Total assets of WesBanco as of March 31, 1997 were

$1,685,279 as compared to $1,677,771 as of December 31, 1996, an increase of .4%.  Securities decreased $19,034 or 3.6% as

maturities were reinvested in federal funds sold.  During the period, federal funds sold increased $27,245.  Total loans, net of unearned income, declined $3,961 or .4%, while deposits

increased $12,289 or .9%.  The decrease in total loans occurred primarily in the consumer loan portfolio due primarily to

seasonal declines in the volume of auto loans made during the first quarter.  The increase in deposit growth occurred in

certificates of deposit and interest bearing demand reflecting the competitive pricing of the Good Neighbor Banking and Prime

Rate Money Market products.


Securities
----------
     The following table shows the composition of WesBanco's

securities portfolio:

                                                     March 31,   December 31,
                                                       1997         1996
                                                       ----         ----
Securities Available for Sale (at market):
------------------------------------------
  U.S. Treasury and Federal Agency securities        $164,735     $161,817
  Obligations of states and political subdivisions     15,629       14,120
  Corporate securities                                   ---         5,005
  Mortgage-backed securities                           91,739       93,750
  Other debt and equity securities                      1,567        1,509
                                                     --------     --------
      Total available for sale                       $273,670     $276,201
                                                     --------     --------
Securities Held to Maturity (at cost):
--------------------------------------
  U.S. Treasury and Federal Agency securities        $ 77,774     $ 99,457
  Obligations of states and political subdivisions    152,943      147,643
  Other debt and equity securities                      1,888        2,008
                                                     --------     --------
      Total held to maturity (market value of
        $231,813 and $250,132, respectively           232,605      249,108
                                                     --------     --------
      Total securities                               $506,275     $525,309
                                                     ========     ========

     During the three months ended March 31, 1997, maturities, calls,

prepayments and sales aggregated $48,312, while purchases of securities totaled $32,996.

     As interest rates rose late in the first quarter 1997, the market value adjustment, before tax effect, in the available for sale securities portfolio reflected an increase in unrealized net losses to $3,455 as of March 31, 1997 from $144 as of December 31, 1996.  These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates.  If these securities are held until their respective maturity date, no market value adjustment would be realized.



Loans
-----

     The following table shows the composition of WesBanco's loan portfolio at March 31, 1997 and December 31, 1996:


                                March 31, 1997          December 31, 1996
                               ------------------       -----------------
                                Amount    Percent       Amount    Percent
                                ------    -------       ------    -------

  Commercial                  $  183,789    17.9%     $  177,136    17.0%
  Real Estate - Construction      23,116     2.3          21,556     2.0
  Real Estate - Mortgage         511,798    49.9         510,778    50.0
  Consumer                       306,941    29.9         321,060    31.0
                              ----------   ------     ----------   ------
      Total Loans              1,025,644   100.0%      1,030,530   100.0%

Less:
  Unearned income                 (3,235)                 (4,160)
  Allowance for loan losses      (15,548)                (15,528)
                              ----------              ----------
      Net Loans               $1,006,861              $1,010,842
                              ==========              ==========

     The decrease in total loans reflects seasonal declines in consumer loans,

primarily due to a slowdown in new auto sales, coupled with  the competitive environment and lack of economic growth in the Upper Ohio Valley.  During the remainder of 1997, the Corporation expects to generate moderate consumer loan growth by offering attractive rates on its loan products.  In addition,

WesBanco anticipates an increase in mortgage loan originations through its affiliate, WesBanco Mortgage Company.  The mortgage company, with offices throughout West Virginia, originates and sells mortgage loans to the secondary market.

     WesBanco monitors the overall quality of its loan portfolio through various methods.  Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and nonperforming loans.

     Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due, according to the contractual terms of the loans.  Impaired loans, including all nonperforming loans, are as follows:



                                         March 31,    December 31,
                                           1997          1996
                                           ----          ----

Nonaccrual                                $ 5,575       $ 4,664
Renegotiated                                3,592         2,150
Other classified loans:
   Doubtful                                   ---            94
   Substandard                              4,007         3,377
                                          -------       -------
      Total impaired loans                $13,174       $10,285
                                          =======       =======

     The average balance of impaired loans during the periods ended March 31,

1997 and December 31, 1996, were approximately $13,418 and $11,541 respectively.  The increase was primarily attributable to the lack of economic growth in the Upper Ohio Valley.

     Specific allowances are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent.  Related allowances for loan losses on impaired loans were $1,929 and $2,120 as of March 31, 1997 and December 31,

1996, respectively.

     Other real estate totaled $4,033 as of March 31, 1997, compared to $3,555 as of December 31, 1996.  Loans past due 90 days or more were $4,074 or .4% of total loans as of March 31, 1997, as compared to $4,105 or .4% of total loans as of December 31, 1996.

     Lending by WesBanco banks is guided by written lending policies which allow for various types of lending.  Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

Allowance for Loan Losses
-------------------------
     Activity in the allowance for loan losses is summarized as follows:

                                     For the three months
                                        ended March 31,
                                     --------------------
                                       1997        1996
                                       ----        ----

Balance, at beginning of period      $15,528      $13,439
  Charge-offs                         (1,345)        (546)
  Recoveries                             265          121
                                     -------      -------
      Net charge-offs                 (1,080)        (425)
  Provision for loan losses            1,100          869
                                     -------      -------
Balance, at end of period            $15,548      $13,883
                                     =======      =======

     The increase in the allowance for loan losses was due primarily to the acquisition of Vandalia National Corporation.  The increase in net charge-offs during the first quarter 1997 was attributed primarily to the writedown of a commercial loan.  The allowance for loan losses as a percentage of total loans was 1.5% as of March 31, 1997 and 1996.  Amounts allocated to the allowance for loan losses are based upon management's evaluation of the loan portfolio.

Deposits
--------
     Total deposits increased $12,289 between March 31, 1997 and December 31,

1996, primarily due to growth in interest bearing demand and certificates of deposit.  Customer preference for higher yielding products coupled with competitive pricing through the Good Neighbor Banking program have resulted in steady growth in certificates of deposit.  Contributing to the growth in interest bearing demand was the Prime Rate Money Market account, introduced on October 1, 1996.  This deposit product, competitively priced at 60% of

WesBanco's prime rate, has generated both new deposit growth and a shift in deposit balances from savings and other interest bearing demand products.

Liquidity and Capital Resources
-------------------------------
     WesBanco manages its liquidity position to meet its funding needs,

including deposit outflows and loan principal disbursements and to meet its asset and liability management objectives.

     In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities.  Scheduled loan repayments and maturing securities are relatively predictable sources of funds.  However, deposit flows and prepayments on loans are significantly influenced by changes in market interest rates, economic conditions, and competition.  WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.

     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments.

The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively.  At

March 31, 1997 and December 31, 1996, all of WesBanco's affiliate banks exceeded the minimum regulatory levels.  Capital adequacy ratios are summarized as follows:

                                        March 31,  December 31,
                                          1997        1996
                                          ----        ----
  Primary capital                         14.1%       14.4%
  Tier I capital                          19.7        19.8
  Total risk-based capital                21.0        21.0
  Leverage                                13.3        13.7

                             Earnings Summary
                             ----------------
        Comparison of the three months ended March 31, 1997 and 1996
        ------------------------------------------------------------

     Net income for the three months ended March 31, 1997 was $5,505, a 2.5%

increase over the same period in 1996.  Earnings per share of common stock for the three months ended March 31, 1997 and 1996 were $.52 and $.53,

respectively.  Net income increased primarily due to an increase in both net interest income and trust fee income for the three months ended March 31, 1997 compared to the same period in 1996.  Two purchase acquisitions, Universal

Mortgage Company and Vandalia National Corporation ("Vandalia") were completed subsequent to the first quarter 1996.  The impact of these acquisitions increased certain income and expense classifications as further explained in the Earnings Summary.

     Return on average assets was 1.3% for the three months ended March 31,

1997 and 1.4% for the three months ended March 31, 1996. Return on average equity was 9.7% compared to 10.4% for the three months ended March 31, 1997 and 1996, respectively.

Net Interest Income
-------------------
     Net interest income before the provision for loan losses, for the three months ended March 31, 1997 increased $1,254 or 8% over the same period for

1996.  The increase was primarily the result of growth in both average earning assets of $91,603 and interest bearing liabilities of $74,748, a portion of which was due to the acquisition of Vandalia.  The growth in average earning assets was comprised primarily of a 14% increase in average total loans with

Vandalia contributing approximately 36% of the increase. The growth in average interest bearing liabilities was primarily the result of a 6.1% increase in interest bearing deposits, of which Vandalia contributed approximately 65% of the increase.

     During a period of level market rates, the net tax equivalent yield on average earning assets improved to 4.7% from 4.6% for the three months ended

March 31, 1997 and 1996.  The increase in the net yield was primarily due to a shift in the composition of assets from investment securities to higher-

yielding loans.

Interest Income
---------------
     Total interest income increased $2,439 or 8.9% between the three month periods ended March 31, 1997 and 1996.  Interest and fees on loans increased

$2,563 or 13.1% primarily due to an increase in the average balance of loans outstanding. Average rates earned on loans decreased approximately .1%

while average loan balances increased by approximately $127,841 or 14%.

Interest on taxable securities increased $10 or .2%.  The increase was due to an increase in the average rate of approximately .63%, partially offset by a decrease in the average outstanding balance of $36,072 between the three month periods ending March 31, 1997 and 1996.  The decrease in taxable investments was the result of funding excess loan demand with scheduled maturities.  Interest earned on nontaxable securities increased by

$255 or 13.8%.  Increases in the average balance of municipal securities approximated $26,817 while the average yield declined .3%.  WesBanco emphasized purchases in municipal securities, which represented  yield and tax advantages over other securities during the comparative period.

Interest Expense
----------------
     Total interest expense increased $1,185 or 10.0% between the three month periods ended March 31, 1997 and 1996.  Interest expense on deposits increased

$1,119 or 10.3% during the comparative period as the average rate on interest bearing deposits increased .2% and average interest-bearing deposit balances increased by approximately $68,000 or 6.1%.  Interest expense on interest bearing demand deposits increased $339 or 19.9% primarily due to an increase in the average rate of .3% coupled with an increase in the average balance of

$15,000 or 5.4%.  An increase of $1,139 or 16.5% in the interest expense on certificates of deposit was the result of an average balance increase of

$80,354.  The increase in average volume and rate for both interest bearing demand and certificates of deposit was primarily the result of the competitively priced Prime Rate Money Market product and the Good Neighbor

Banking bonuses offered on various certificates of deposit products.  Affected primarily by a shift in balances from savings into money markets and certificates of deposit, interest on savings accounts decreased $358 or 15.5%.

Average savings balances declined $27,350 and the average rate decreased .2%.

Interest on other borrowings, which consists primarily of repurchase agreements, increased $66 or 7.3% due to an increase in average balances outstanding of $6,742.  Rates paid on repurchase agreements closely follow the direction of interest rates in the federal funds market.

Other Income
------------
     Other income increased $208 or 6.8%.  Trust fee income increased $201 primarily due to increases in the market value of trust assets and new trust business.  The market value of  trust assets approximated $1,598,576 as of

March 31, 1997, an increase of $188,569 or 13.4% over March 31, 1996.  Service charges and other income increased $88 or 5.8% between the three month periods ended March 31, 1997 and 1996.

Other Expenses
--------------
     Total other expenses increased $1,510 or 14.9%.  Approximately $675 or 45%

of the increase was associated with the purchase acquisitions which occurred subsequent to the first quarter of 1996. Salaries and employee benefits increased $660 or 11.9% during the comparative period, of which approximately

$432 was due to the purchase acquisitions.  The remaining portion of the increase resulted from an increase in health insurance costs, partially offset by a reduction in pension costs.  The reduction in pension costs was caused by market value appreciation of pension plan assets.  Premises and equipment expense increased $296 or 19.8%.  While the purchase acquisitions contributed to the increase in this expense category, the majority of the increase was due to depreciation expense and service agreements associated with Corporate initiatives in technology during 1996, including the installation of a microcomputer-based wide area network and a new mainframe software system.  Other operating expenses increased $554 or 18%, of which approximately $290 of the increase was associated with the purchase acquisitions, including the related goodwill amortization.  The remainder of the increase was primarily the result of both an increase in FDIC insurance premiums and consulting expenses associated with enhancing loan and deposit fee income.

Income Taxes
------------
     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:


                                           For the three months
                                              ended March 31,
                                           ---------------------
                                               1997    1996
                                               ----    ----
Federal statutory tax rate                      35%     35%
Tax-exempt interest income from
  securities of states and political
  subdivisions                                 (10)     (8)
State income tax - net of federal
  tax effect                                     3       3
Alternative minimum tax credit
  carryforward recognized                       (3)     --
All other - net                                  1       1
                                              -----   -----
Effective tax rate                              26%     31%
                                              =====   =====

     As of March 31, 1997, the Corporation had credits for prior years'

minimum taxes of approximately $720 available for future periods to reduce federal income taxes payable.

Other Matters
-------------
     The Corporation has approximately 58% of its assets located in the Upper

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



Part II - OTHER INFORMATION
---------------------------
Item 1-5 - Not Applicable
-------------------------
Item 6(a) - Exhibits
--------------------
     (27) Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
-------------------------------
     There were no reports filed on Form 8-K for the three months ended

March 31, 1997.

SIGNATURE
---------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WESBANCO, INC.



Date:     May 14, 1997                  /s/ Edward M. George
     ---------------------              ---------------------------
                                        Edward M. George
                                        President and Chief Executive Officer


Date:     May 14, 1997                  /s/ Paul M. Limbert
     ---------------------              ---------------------------
                                        Paul M. Limbert
                                        Executive Vice President-Credit
                                        Administration and
                                        Chief Financial Officer