Form 10-Q
period 1997-06-30
WESBANCO INC
filed 1997-08-14
CIK 203596

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----- AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997
               --------------------------------------------
                                  OR

 ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                        Commission File Number  0-8467
                                               --------
                                WESBANCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        West Virginia                                 55-0571723
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                               26003
----------------------------------------                 ----------
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at August 1, 1997, 16,071,864 shares.


                                    1 of 17

PART 1 -  FINANCIAL INFORMATION
-------------------------------


     Consolidated Balance Sheets at June 30, 1997 and December 31, 1996, and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 are set forth on the following pages.
In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made.
The results of operations for the six months ended June 30, 1997 are not necessarily indicative of what results may be attained for the entire year. Average shares and per share information have been restated to reflect a 3 for 2 stock split that was effected in the form of a fifty percent (50%) stock dividend, declared June 19, 1997, payable August 1, 1997. On June 30, 1997, WesBanco consummated the acquisition of Shawnee Bank, Inc. which was accounted for as a purchase transaction.
     For further information, refer to the 1996 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

                               WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                 June 30,      December 31,
                                                   1997           1996
ASSETS                                       ------------      ------------
Cash and due from banks                          $64,224         $58,828
Due from banks - interest bearing                    198             197
Federal funds sold                                63,670          10,970
Securities:
  Available for sale, carried at market value    282,056         276,201
  Held to maturity (market value of $220,103
     and $250,132, respectively)                 218,855         249,108
                                               ---------       ---------
           Total securities                      500,911         525,309

Loans held for sale                               12,178             983
Loans (net of unearned income of $2,547 and
   $4,160, respectively)                       1,032,900       1,026,370
Allowance for loan losses                        (15,745)        (15,528)
                                               ---------       ---------
            Net loans                          1,017,155       1,010,842
                                               ---------       ---------
Bank premises and equipment - net                 33,223          32,670
Accrued interest receivable                       12,189          11,748
Other assets                                      31,849          26,224
                                              ----------      ----------
Total Assets                                  $1,735,597      $1,677,771
                                              ==========      ==========
LIABILITIES
Deposits:
  Non-interest bearing demand                   $164,409        $159,176
  Interest bearing demand                        327,286         284,143
  Savings                                        303,784         323,673
  Certificates of deposit                        591,350         575,828
                                               ---------       ---------
            Total deposits                     1,386,829       1,342,820
                                               ---------       ---------
Federal funds purchased and
    repurchase agreements                         79,153          81,089
Other short-term borrowings                       11,575          11,682
Accrued interest payable                           6,202           5,826
Other liabilities                                 10,348           8,822
                                               ---------       ---------
Total Liabilities                              1,494,107       1,450,239

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
     shares authorized; none outstanding           ----            ----
Common stock, $2.0833 par value; 25,000,000
     shares authorized; 16,071,894 and
     10,538,993 shares issued, respectively       33,483          21,956
Capital surplus                                   44,494          36,949
Retained earnings                                164,058         170,116
Treasury stock at cost (21,542 and 17,139
     shares, respectively)                          (506)           (544)
Market value adjustment on securities
     available for sale-net of tax effect            820             (90)
Deferred benefits for employees and directors       (859)           (855)
                                               ---------       ---------
Total Shareholders' Equity                       241,490         227,532
                                              ----------      ----------
Total Liabilities and Shareholders' Equity    $1,735,597      $1,677,771
                                              ==========      ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                WESBANCO, INC.
                       CONSOLIDATED STATEMENT OF INCOME
---------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                        For the three          For the six
                                        months ended           months ended
                                          June 30,               June 30,
                                      -----------------      -----------------
                                       1997       1996         1997      1996
                                       ----       ----         ----      ----
INTEREST INCOME
   Interest and fees on loans        $22,408    $19,838      $44,495    $39,362
   Interest on securities              7,612      7,475       15,256     14,854
   Interest on short-term investments    625        391          809        964
                                     -------    -------      -------    -------
      Total interest income           30,645     27,704       60,560     55,180
                                     -------    -------      -------    -------
INTEREST EXPENSE
   Interest on deposits               12,531     10,886       24,559     21,795
   Interest on other borrowings        1,101        868        2,068      1,769
                                     -------    -------      -------    -------
      Total interest expense          13,632     11,754       26,627     23,564
                                     -------    -------      -------    -------

Net interest income                   17,013     15,950       33,933     31,616

Provision for loan losses                889        681        1,989      1,550
                                     -------    -------      -------    -------
Net interest income after
provision for loan losses             16,124     15,269       31,944     30,066
                                     -------    -------      -------    -------
OTHER INCOME
   Trust fees                          1,611      1,364        3,283      2,835
   Service charges and other income    1,692      1,516        3,285      3,021
   Net securities gains                   80         30           85        116
                                     -------    -------      -------    -------
      Total other income               3,383      2,910        6,653      5,972
                                     -------    -------      -------    -------
OTHER EXPENSES
   Salaries, wages and
    employee benefits                  6,262      5,858       12,464     11,400
   Premises and equipment-net          1,684      1,454        3,478      2,952
   Other operating                     3,795      3,180        7,429      6,260
                                     -------    -------      -------    -------
      Total other expenses            11,741     10,492       23,371     20,612
                                     -------    -------      -------    -------
Income before provision for
   income taxes                        7,766      7,687       15,226     15,426
Provision for income taxes             2,118      2,140        4,073      4,506
                                     -------    -------      -------    -------
Net Income                            $5,648     $5,547      $11,153    $10,920
                                     =======    =======      =======    =======

Earnings per share of common stock*    $0.36      $0.36        $0.71      $0.72
                                     =======    =======      =======    =======

Average shares outstanding*       15,617,915 15,239,697   15,680,573 15,247,799
                                  ========== ==========   ========== ==========

Dividends per share*                  $0.193     $0.173       $0.386     $0.346
                                  ========== ==========   ========== ==========


* Restated to reflect a 3 for 2 stock split effected in the form of a 50% stock dividend, declared June 19, 1997, payable August 1, 1997.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, in thousands)


                                                    For the six months ended
                                                            June 30,
                                                    -------------------------
                                                        1997          1996
                                                        ----          ----
Total Shareholders' Equity
Balance, beginning of period                          $227,532      $206,996
                                                    ----------    ----------

Net Income                                              11,153        10,920

Cash dividends on common stock                          (6,050)       (4,806)

Net treasury shares purchased                           (4,856)         (721)

Net effect of purchase acquisition                      12,805             -

Change in market value adjustment on
  securities available for sale-net of tax effect          910        (2,466)

Change in deferred benefits for
  employees and directors                                   (4)          (34)
                                                     ---------     ---------
Net change in Shareholders' Equity                      13,958         2,893
                                                     ---------     ---------
Total Shareholders' Equity
Balance, end of period                                $241,490      $209,889
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

                                                   For the six months ended
                                                           June 30,
                                                   ------------------------
                                                       1997         1996
                                                       ----         ----
Cash flows from operating activities:
Net Income                                           $11,153      $10,920
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                      2,514        2,970
    Provision for loan losses                          1,989        1,550
    Gains on sales of securities-net                     (85)        (116)
    Deferred income taxes                                122         (133)
    Origination of loans held for sale               (11,195)          --
    Other-net                                            (27)         (34)
    Net change in assets and liabilities:
        Interest receivable                             (278)          62
        Other assets                                   1,354       (4,547)
        Interest payable                                  96           91
        Other liabilities                                644        1,160
                                                    --------     --------
Net cash provided by operating activities              6,287       11,923
                                                    --------     --------
Cash flows from investing activities:
    Securities held to maturity:
      Payments for purchases                         (19,739)     (33,200)
      Proceeds from maturities and calls              56,638       67,251
    Securities available for sale:
      Payments for purchases                         (44,551)     (76,342)
      Proceeds from sales                             20,332       16,326
      Proceeds from maturities and calls              22,368       27,407
    Purchase of subsidiary, net of cash acquired       6,635          ---
    Net (increase) decrease in loans                   9,199      (44,353)
    Purchases of premises and equipment-net           (1,396)      (2,120)
                                                    --------     --------
Net cash provided by (used in) investing activities   49,486      (45,031)
                                                    --------     --------
Cash flows from financing activities:
    Net increase in deposits                          15,416        7,731
    Increase (decrease) in federal funds
       purchased and repurchase agreements            (2,237)       9,229
    Increase (decrease) in short-term borrowings        (106)       5,902
    Dividends paid                                    (5,894)      (4,732)
    Purchases of treasury shares-net                  (4,856)        (721)
                                                    --------     --------
Net cash provided by financing activities              2,323       17,409
                                                    --------     --------

Net increase (decrease) in cash and cash equivalents  58,096      (15,699)

Cash and cash equivalents at beginning of period      69,798       91,393
                                                    --------      -------
Cash and cash equivalents at end of period          $127,894      $75,694
                                                    ========      =======
For the six months ended June 30, 1997 and 1996, WesBanco paid $11,992 and $11,854 in interest on deposits and other borrowings, and $3,736 and $4,470 for income taxes respectively. During the six months ended June 30, 1997, non-cash activity consisted of common stock issued in connection with the purchase acquisition of Shawnee on June 30, 1997 which totaled $12,805.



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             WESBANCO, INC.
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------


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

Note 2 - Mergers and Acquisitions
---------------------------------
     On June 30, 1997, WesBanco consummated its acquisition of Shawnee Bank, Inc., into WesBanco Bank Charleston, a wholly-owned subsidiary of WesBanco. In accordance with the terms of the acquisition, WesBanco issued a total of 323,172 shares of common stock, of which 147,274 shares were from its Treasury balance and 175,898 shares were newly issued. The acquisition was accounted for as a purchase transaction with a total purchase price of $12,805,000. The excess of the purchase price over the fair market value of the net assets (goodwill) of Shawnee approximated $7,107,000 and is being amortized over a period of 15 years. As of the acquisition date, Shawnee reported total assets of approximately $34,695,000.

Note 3 - Stock split
--------------------
     On June 19, 1997 the Board of Directors of WesBanco, Inc. declared a 3 for 2 stock split that was effected in the form of a fifty percent (50%) stock dividend, payable August 1, 1997. On the payable date, WesBanco issued 5,357,003 common shares to shareholders of record on July 15, 1997. Recorded at par value on the date of declaration, the stock dividend increased common stock and reduced retained earnings $11,160,244. Average shares and per share amounts have been restated to reflect the stock dividend.

                          WESBANCO, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.

                    Financial Condition
                    -------------------
     Total assets of WesBanco as of June 30, 1997 were $1,735,597 as compared to $1,677,771 as of December 31, 1996, an increase of 3.4%. During this period, securities decreased $24,398 or 4.6% as maturities were reinvested in federal funds sold, which increased $52,700. Also during this six-month period, total loans, net of unearned income, increased $6,530 or .6%, while deposits increased $44,009 or 3.3%. The increase in total loans was primarily due to the acquisition of the Shawnee loan portfolio approximating $17,771 at June 30, 1997, partially offset by a decrease in the consumer loan portfolio. The increase in deposits was attributed to the acquisition of Shawnee deposits approximating $28,643 at June 30, 1997, as well as growth in certificates of deposit and interest bearing demand, reflecting the competitive pricing of certificates of deposit and the Prime Rate Money Market product.

Securities
----------
     The following table shows the composition of WesBanco's
securities portfolio:
                                                    June 30,    December 31,
                                                      1997         1996
Securities Available for Sale (at market):          --------    ------------
-----------------------------------------
 U.S. Treasury and Federal Agency securities         $177,571    $161,817
 Obligations of states and political subdivisions      14,283      14,120
 Corporate securities                                      -        5,005
 Mortgage-backed securities                            88,546      93,750
 Other debt and equity securities                       1,656       1,509
                                                    ---------   ---------
      Total available for sale                        282,056     276,201
                                                    ---------   ---------
Securities Held to Maturity (at cost):
--------------------------------------
 U.S. Treasury and Federal Agency securities           63,950      99,457
 Obligations of states and political subdivisions     152,511     147,643
 Other debt securities                                  2,394       2,008
                                                    ---------   ---------
    Total held to maturity (market value of
     $220,103 and $250,132, respectively              218,855     249,108
                                                    ---------   ---------
      Total securities                               $500,911    $525,309
                                                    =========   =========

     The market value adjustment, before tax effect, in the available for sale securities portfolio reflected unrealized net gains of $1,346 as of June 30, 1997 compared to unrealized net losses of $144 as of December 31, 1996. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.

Loans
-----
     The following table shows the composition of WesBanco's loan portfolio at June 30, 1997 and December 31, 1996:


                                  June 30, 1997       December 31, 1996
                                  -------------       -----------------
                                Amount    Percent     Amount    Percent
                                ------    -------     ------    -------
  Commercial                 $  190,945    18.4%   $  177,136    17.2%
  Real Estate - Construction     23,038     2.2        21,556     2.0
  Real Estate - Mortgage        523,172    50.5       510,778    49.6
  Consumer                      298,292    28.9       321,060    31.2
                               --------    ----      --------    ----
      Total Loans             1,035,447   100.0%    1,030,530   100.0%

Less:
  Unearned income                (2,547)               (4,160)
  Allowance for loan losses     (15,745)              (15,528)
                             ----------            -----------
      Net Loans              $1,017,155            $1,010,842
                             ==========            ==========

     While WesBanco experienced an increase in mortgage loan activity during the second quarter of 1997, consumer loans continued to decline reflecting a slowdown in auto financing. During the second half of 1997, the Corporation expects loan growth to remain slow due to the competitive environment and lack of economic growth in the Upper Ohio Valley.

     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and nonperforming loans.

     Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest
due according to the contractual terms of the loans.   Impaired
loans, including all nonperforming loans, are as follows:


                                      June 30,     December 31,
                                      1997            1996
                                     --------      -----------
Nonperforming loans:
   Nonaccrual                        $  5,343        $  4,664
   Renegotiated                         1,262           2,150
Other classified loans:
   Doubtful                                -               94
   Substandard                          5,268           3,377
                                     --------        --------
      Total impaired loans           $ 11,873        $ 10,285
                                     ========        ========

The average balance of impaired loans during the six months ended
June 30, 1997 and year ended December 31, 1996, was approximately
$12,280 and $11,541, respectively.

     Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent. Related allowances for loan losses on impaired loans were $1,807 and $2,120 as of June 30, 1997 and December 31, 1996, respectively.

     Other real estate owned totaled $4,535 as of June 30, 1997, compared to $3,555 as of December 31, 1996. Loans past due 90 days or more increased to $7,268 or .7% of total loans as of June 30, 1997, as compared to $4,105 or .4% of total loans as of December 31, 1996, primarily due to a commercial real estate loan being placed into the past due 90 days category during the second
quarter 1997.   On August 6, 1997, this commercial real estate
loan was paid in full.

     Lending by WesBanco banks is guided by written lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

Allowance for Loan Losses
-------------------------
     Activity in the allowance for loan losses is summarized as follows:
                                                For the six months
                                                   ended June 30,
                                                ---------------------
                                                   1997       1996
                                                ---------   ---------
Balance, at beginning of period                 $  15,528   $  13,439

  Allowance for loan losses of purchased bank         269         -

  Charge-offs                                      (2,543)     (1,197)
  Recoveries                                          502         256
                                                 --------     -------
      Net charge-offs                              (2,041)       (941)

  Provision for loan losses                         1,989       1,550
                                                 --------     -------
Balance, at end of period                        $ 15,745    $ 14,048
                                                 ========    ========

     The increase in net charge-offs during the first half of 1997 was due to an increase in consumer loan charge-offs and the writedown of a commercial loan. The increase in consumer loan charge-offs can be attributable to the lack of economic growth in the Upper Ohio Valley. The allowance for loan losses as a percentage of total loans was 1.52% as of June 30, 1997 and 1.50% as of June 30, 1996. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. Management believes that the allowance for loan losses as of June 30, 1997 is adequate to provide for potential losses in the portfolio.

Deposits
--------
     Total deposits increased $44,009 primarily due to the purchase acquisition of Shawnee Bank, Inc., which accounted for approximately $28,643 of the growth between June 30, 1997 and December 31, 1996. In addition, WesBanco experienced growth in both interest bearing demand and certificates of deposit. Customer preference for higher yielding products coupled with competitive pricing through the Good Neighbor Banking program have resulted in steady growth in certificates of deposit. Contributing to the growth in interest bearing demand was the Prime Rate Money Market account, introduced on October 1, 1996. This deposit product, competitively priced at 60% of WesBanco's prime rate, has generated both new deposit growth and a shift in deposit balances from savings and other interest bearing demand products. Prime Rate Money Market accounts increased 247% between June 30, 1997 and December 31, 1996.

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

     At June 30, 1997 and December 31, 1996, all of WesBanco's affiliate banks exceeded the minimum regulatory levels. Capital adequacy ratios are summarized as follows:

                                         June 30,    December 31,
                                          1997          1996
                                          ----          ----
  Tier I capital                          19.8%         19.8%
  Total risk-based capital                21.0          21.0
  Leverage                                13.5          13.7

                             Earnings Summary
                             ----------------
          Comparison of the six months ended June 30, 1997 and 1996
          ---------------------------------------------------------

     Net income for the six months ended June 30, 1997 was $11,153, a 2.1% increase over the same period in 1996. Earnings per share of common stock for the six months ended June 30, 1997 and 1996 was $.71 and $.72, respectively. Two purchase acquisitions, Universal Mortgage Company and Vandalia National Corporation ("Vandalia") were completed subsequent to the first half 1996. The impact of these acquisitions increased certain income and expense classifications as further explained in the Earnings Summary. The purchase acquisition of Shawnee Bank, Inc., consummated on June 30, 1997, did not have an effect on average balances or income and expense classifications for the six months ended June 30, 1997.

     Return on average assets was 1.3% for the six months ended
June 30, 1997 and 1.4% for the six months ended June 30, 1996.
Return on average equity was 9.9% compared to 10.5% for the six months ended June 30, 1997 and 1996, respectively.

Net Interest Income
-------------------
     During a period of level market rates, net interest income before the provision for loan losses, for the six months ended June 30, 1997 increased $2,317 or 7.3% over the same period for 1996. While the net tax equivalent yield on average earning assets remained stable at 4.6%, the increase in net interest income was primarily the result of higher growth in average earning assets of $96,336 than interest bearing liabilities of $81,821.

Interest Income
---------------
     Total interest income increased $5,380 or 9.7% between the six month periods ended June 30, 1997 and 1996. Interest and fees on loans increased $5,133 or 13% primarily due to an increase in the average balance of loans outstanding. Average rates earned on loans increased approximately .07%, while average loan balances increased by approximately $117,450 or 13%.
Interest on taxable securities, which did not change significantly between the six month periods ended June 30, 1997 and 1996, reflected a decline in the average outstanding balance of $41,175 offset by an increase in the average rate of approximately .7%. The decrease in the average balance was the result of funding loan demand with scheduled maturities. Interest earned on nontaxable securities increased $506 or 13.6%. Increases in the average balance of municipal securities approximated $24,941 while the average yield declined .1%.

WesBanco emphasized purchases in municipal securities, which represented yield and tax advantages over other securities during the comparative period.

Interest Expense
----------------
     Total interest expense increased $3,063 or 13% between the six month periods ended June 30, 1997 and 1996. Interest expense on deposits increased $2,764 or 12.7% during the comparative period as the average rate on interest bearing deposits increased
 .3% and average interest bearing deposit balances increased by approximately $72,628 or 6.5%. Interest expense on interest bearing demand deposits increased $1,074 or 31.2% primarily due to an increase in the average rate of .5% coupled with an increase in the average balance of $28,723 or 10.4%. An increase of $2,453 or 18% in the interest expense on certificates of deposit was the result of an average balance increase of $75,447. The increase in average volume and rate for both interest bearing demand and certificates of deposit was primarily the result of the competitively priced Prime Rate Money Market product and the Good Neighbor Banking bonuses offered on various certificates of deposit products. Affected primarily by a shift in balances from savings into money markets and certificates of deposit, interest on savings accounts decreased $763 or 16.6%. Average savings balances declined $31,542 and the average rate decreased .2%. Interest on other borrowings, which consists primarily of repurchase agreements, increased $299 or 16.9% due to an increase in average balances outstanding of $9,193. Rates paid on repurchase agreements closely follow the direction of interest rates in the federal funds market.

Other Income
------------
     Other income increased $681 or 11.4%. Trust fee income increased $448 due to increases in the market value of trust assets and new trust business as well as fees associated with the establishment of a new family of mutual funds, the WesMark funds. The market value of trust assets approximated $1,811,040 as of June 30, 1997, an increase of $345,663 or 23.6% over June 30, 1996. Service charges and other income increased $264 or 8.7% between the six month periods ended June 30, 1997 and 1996.

Other Expenses
--------------
     Total other expenses increased $2,759 or 13.4%.
Approximately $1,331 or 48% of the increase was associated with the purchase acquisitions which occurred subsequent to the first half of 1996. Salaries and employee benefits increased $1,064 or 9.3% during the comparative period, of which approximately $864 was due to the purchase acquisitions. The remaining portion of the increase resulted from an increase in health insurance costs, partially offset by a reduction in the cost of the defined benefit pension plan. Premises and equipment expense increased
$526 or 17.8%. While the purchase acquisitions contributed to the increase in this expense category, the majority of the increase was due to depreciation expense and service agreements associated with initiatives in technology during 1996, including the installation of a wide area network and a new banking software system. Other operating expenses increased $1,169 or 18.7%, of which approximately
$580 or 50% of the increase was associated with the purchase acquisitions, including the related goodwill amortization.

Income Taxes
------------
     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:
                                            For the six months
                                              ended June 30,
                                            -------------------
                                               1997    1996
                                               ----    ----
Federal statutory tax rate                      35%     35%
Tax-exempt interest income from
  securities of states and political
  subdivisions                                  (9)     (8)
State income tax - net of federal
  tax effect                                     3       3
Alternative minimum tax credit
  carryforward recognized                       (3)      -
All other - net                                  1      (1)
                                               ----    ----
Effective tax rate                              27%     29%
                                               ====    ====

     As of June 30, 1997, the Corporation had credits for prior years' minimum taxes of approximately $496 available for future periods to reduce federal income taxes payable.


                           Earnings Summary
                          -----------------
       Comparison of the three months ended June 30, 1997 and 1996
       -----------------------------------------------------------

Interest Income
---------------
     Total interest income increased $2,941 or 10.6% between the three month periods ended June 30, 1997 and 1996. Interest and fees on loans increased $2,570 or 13% primarily due to an increase in the average balance of loans outstanding. Average loan balances increased by approximately $92,584 or 9.9% as average rates earned on loans increased approximately .19%. Interest on taxable securities, which did not change significantly between the three month periods ended June 30, 1997 and 1996, reflected a decrease in the average outstanding balance of $44,792 offset by an increase in the average rate of approximately .6%. The decrease in taxable securities was the result of funding loan demand with scheduled maturities.
Interest earned on nontaxable securities increased by $252 or 13.3%. Increases in the average balance of municipal securities approximated $23,058 while the average yield declined .1%.

WesBanco emphasized purchases in municipal securities, which represented yield and tax advantages over other securities during the comparative period.

Interest Expense
----------------
     Total interest expense increased $1,878 or 16% between the three month periods ended June 30, 1997 and 1996. Interest expense on deposits increased $1,645 or 15.1% during the comparative period as the average rate on interest bearing deposits increased .3% and average interest-bearing deposit balances increased by approximately $77,155 or 6.9%. Interest expense on interest bearing demand deposits increased $735 or 42.3% primarily due to an increase in the average rate of .6% coupled with an increase in the average balance of $42,288 or 15.3%. An increase of $1,314 or 19.2% in the interest expense on certificates of deposit was the result of an average balance increase of $70,545. Affected primarily by a shift in balances from savings into money markets and certificates of deposit, interest on savings accounts decreased $404 or 17.5%. Average savings balances declined $35,679 and the average rate decreased
 .2%. Interest on other borrowings, which consist primarily of repurchase agreements, increased $233 or 26.8% due to an increase in average balances outstanding of $12,028.

Other Income
------------
     Other income increased $473 or 16.3% between the three month periods ended June 30, 1997 and 1996. The increase was due to both trust fee income, which reflected fees associated with the WesMark funds, and increased service charges on loan and deposit accounts.

Other Expenses
--------------
     Total other expenses increased $1,249 or 11.9%, of which approximately $656 or 52.5% was associated with the purchase acquisitions. Salaries and employee benefits increased $404 or 6.9% during the comparative period. Premises and equipment expense increased $230 or 15.8% primarily due to technology initiatives. Other operating expenses increased $615 or 19.3%, of which approximately $290 of the increase was associated with the purchase acquisitions, including the related goodwill amortization.

                        Other Matters
                        -------------
     WesBanco has approximately 57.9% of its assets located in the Upper Ohio Valley, an area that experienced an extended strike between the United Steel Workers Union and Wheeling-Pittsburgh Steel Corporation. On August 12, 1997, a new contract was ratified between the Union and Wheeling-Pittsburgh Steel.




Part II - OTHER INFORMATION
---------------------------
Item 1-5 - Not Applicable
-------------------------
Item 6(a) - Exhibits
--------------------
     (27) Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
-------------------------------
     (1) On July 7, 1997, the Registrant filed a current report on Form 8-K, dated June 30, 1997, announcing the consummation of the acquisition of Shawnee Bank, Inc. through a statutory merger of Shawnee into WesBanco affiliate, WesBanco Bank Charleston.

     (2) On August 5, 1997, the Registrant filed a current report on Form 8-K, dated August 1, 1997, reporting the issuance of stock in connection with a 3 for 2 stock split that was effected in the form of a 50% stock dividend.

SIGNATURE
---------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESBANCO, INC.
                                --------------


August 13, 1997                 /s/ Edward M. George
---------------                 -------------------------------------
                                Edward M. George
                                President and Chief Executive Officer


August 13, 1997                 /s/ Paul M. Limbert
---------------                 --------------------------------------
                                Paul M. Limbert
                                Executive Vice President-Credit Administration
                                and Chief Financial Officer