Form 10-Q
period 1997-09-30
WESBANCO INC
filed 1997-11-14
CIK 203596

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997
            -------------------------------------------------

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                     Commission File Number  0-8467
                                            --------

                             WESBANCO, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        West Virginia                                    55-0571723
-------------------------------                     --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

  1 Bank Plaza, Wheeling, WV                               26003
----------------------------------------                 ----------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding at October 31, 1997, 16,059,352 shares.

PART 1 -  FINANCIAL INFORMATION
-------------------------------


     Consolidated Balance Sheets at September 30, 1997 and December 31, 1996, and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 are set forth on the following pages. In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of what results may be attained for the entire year.
     Average shares and per share information have been restated to reflect a 3 for 2 stock split that was effected in the form of a fifty percent (50%) stock dividend, declared June 19, 1997.
     For further information, refer to the 1996 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

                                WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                 September 30,    December 31,
                                                     1997            1996
                                                 -------------    ------------
ASSETS
Cash and due from banks                             $  55,520       $  58,828
Due from banks - interest bearing                         198             197
Federal funds sold                                     48,600          10,970
Securities:
  Available for sale, carried at market value         318,794         276,201
  Held to maturity (market value of $236,022
                and $250,132, respectively)           233,739         249,108
                                                  -----------     -----------
          Total securities                            552,533         525,309
                                                  -----------     -----------

Loans held for sale                                    13,991             983
Loans (net of unearned income of $1,933
              and $4,160, respectively)             1,028,475       1,026,370
Allowance for loan losses                             (15,522)        (15,528)
                                                  -----------     -----------
          Net loans                                 1,012,953       1,010,842
                                                  -----------     -----------
Bank premises and equipment - net                      34,480          32,670
Accrued interest receivable                            13,259          11,748
Other assets                                           30,877          26,224
                                                  -----------     -----------
Total Assets                                       $1,762,411      $1,677,771
                                                  ===========     ===========
LIABILITIES
Deposits:
  Non-interest bearing demand                      $  162,141      $  159,176
  Interest bearing demand                             346,718         284,143
  Savings                                             288,807         323,673
  Certificates of deposit                             594,400         575,828
                                                  -----------     -----------
          Total deposits                            1,392,066       1,342,820
                                                  -----------     -----------
Federal funds purchased and repurchase agreements      87,706          81,089
Other short-term borrowings                            17,356          11,682
Accrued interest payable                                6,130           5,826
Other liabilities                                      12,575           8,822
                                                  -----------     -----------
Total Liabilities                                   1,515,833       1,450,239
                                                  -----------     -----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                     -               -
Common stock, $2.0833 par value; 25,000,000
  shares authorized; 16,072,049 and 10,538,993
  shares issued, respectively                          33,484          21,956
Capital surplus                                        44,536          36,949
Retained earnings                                     166,784         170,116
Treasury stock at cost (7,600 and 17,139
  shares, respectively)                                  (208)           (544)
Market value adjustment on securities
  available for sale - net of tax effect                2,999             (90)
Deferred benefits for employees and directors          (1,017)           (855)
                                                  -----------     -----------
Total Shareholders' Equity                            246,578         227,532
                                                  -----------     -----------
Total Liabilities and Shareholders' Equity         $1,762,411      $1,677,771
                                                  ===========     ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                               WESBANCO, INC.
                     CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                  For the three months ended   For the nine months ended
                                         September 30,               September 30,
                                  --------------------------   -------------------------
                                       1997         1996           1997          1996
                                  ------------   -----------   -----------   -----------
INTEREST INCOME
 Interest and fees on loans        $  22,916      $  20,684     $  67,411     $  60,046
 Interest on securities                7,993          7,451        23,249        22,305
 Interest on short-term investments      839            329         1,648         1,293
                                   ---------      ---------     ---------     ---------
      Total interest income           31,748         28,464        92,308        83,644
                                   ---------      ---------     ---------     ---------
INTEREST EXPENSE
 Interest on deposits                 13,169         11,215        37,728        33,010
 Interest on other borrowings          1,176            944         3,244         2,713
                                  ----------      ---------     ---------     ---------
      Total interest expense          14,345         12,159        40,972        35,723
                                  ----------      ---------     ---------     ---------

Net interest income                   17,403         16,305        51,336        47,921

Provision for loan losses                875          1,298         2,864         2,848
                                  ----------      ---------     ---------     ---------
Net interest income after
  provision for loan losses           16,528         15,007        48,472        45,073
                                  ----------      ---------     ---------     ---------

OTHER INCOME
 Trust fees                            1,702          1,204         4,985         4,039
 Service charges and other income      1,979          1,692         5,264         4,713
 Net securities gains(losses)             77           (167)          162           (51)
                                  ----------      ---------     ---------     ---------
      Total other income               3,758          2,729        10,411         8,701
                                  ----------      ---------     ---------     ---------
OTHER EXPENSES
 Salaries, wages and
     employee benefits                 6,573          6,076        19,037        17,406
 Premises and equipment-net            1,837          1,402         5,315         4,354
 Other operating                       3,851          3,356        11,280         9,686
                                  ----------      ---------     ---------     ---------
      Total other expenses            12,261         10,834        35,632        31,446
                                  ----------      ---------     ---------     ---------

Income before provision for
     income taxes                      8,025          6,902        23,251        22,328
Provision for income taxes             2,087          1,749         6,160         6,255
                                  ----------      ---------     ---------     ---------
Net Income                            $5,938         $5,153       $17,091       $16,073
                                  ==========      =========     =========     =========

Earnings per share of common stock     $0.37          $0.34         $1.08         $1.06
                                  ==========      =========     =========     =========

Average shares outstanding        16,068,798     15,317,595    15,809,965    15,279,684
                                  ==========     ==========    ==========    ==========

Dividends per share                   $0.200         $0.187        $0.586        $0.533
                                  ==========     ==========    ==========    ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.





                               WESBANCO, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, in thousands, except for shares)

                                                                               Market Value        Deferred
                                                                              Adjustment on        Benefits for
                              Shares    Common  Capital   Retained  Treasury    Investments        Directors &
                           Outstanding  Stock   Surplus   Earnings   Stock    Available for Sale   Employees        Total
----------------------------------------------------------------------------------------------------------------------------
December 31, 1995          10,185,972  $21,608  $31,237   $159,483  $(5,038)             $ 849       $(1,143)      $ 206,996
----------------------------------------------------------------------------------------------------------------------------
Net income                                                  21,161                                                    21,161

Cash dividends
 Common                                                    (10,125)                                                  (10,125)
 Common by pooled bank
   prior to acquisition                                       (403)                                                     (403)

Stock issued for
  acquisitions                378,008     348     5,674               5,899                                           11,921

Net treasury shares
  purchased                   (42,126)               38              (1,405)                                          (1,367)

Principal payment
  on ESOP debt                                                                                           365             365

Deferred benefits
  for directors                                                                                          (77)            (77)

Market value adjustment
  on investments
  available for sale-
  net of tax effect                                                                       (939)                         (939)
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1996          10,521,854  21,956    36,949    170,116     (544)               (90)         (855)        227,532
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                  17,091                                                    17,091

Cash dividends - Common                                     (9,262)                                                   (9,262)

Stock issued for
 acquisition                  323,172     367     7,518               4,901                                           12,786

Net treasury shares
 purchased                   (137,580)               69              (4,565)                                          (4,496)

Stock issued for a
 3 for 2 stock split
 effected in the form
 of a 50% stock dividend    5,357,003  11,161              (11,161)                                                        -

Deferred benefits
for directors                                                                                            (28)            (28)

ESOP borrowing                                                                                          (134)           (134)

Market value adjustment
 on investments
 available for sale-
 net of tax effect                                                                       3,089                         3,089
-----------------------------------------------------------------------------------------------------------------------------
September 30, 1997         16,064,449 $33,484   $44,536   $166,784    $(208)           $ 2,999       $(1,017)       $246,578
-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                               WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)

                                                    For the nine months ended
                                                           September 30,
                                                    --------------------------
                                                        1997          1996
                                                    ------------   -----------
Cash flows from operating activities:
Net Income                                              $17,091       $16,073
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                         3,857         4,282
    Provision for loan losses                             2,864         2,848
    Gains on sales of  securities-net                      (162)           51
    Deferred income taxes                                   315          (329)
    Net change in assets and liabilities:
        Loans held for sale                             (13,009)            -
        Interest receivable                              (1,347)          (35)
        Other assets                                      2,074        (1,353)
        Interest payable                                     24            18
        Other liabilities                                 1,157         1,861
        Other - net                                        (119)         (244)
                                                    -----------    ----------
Net cash provided by operating activities                12,745        23,172
                                                    -----------    ----------
Cash flows from investing activities:
    Securities held to maturity:
        Payments for purchases                          (39,582)      (38,306)
        Proceeds from maturities and calls               72,395        81,093
    Securities available for sale:
        Payments for purchases                         (104,546)     (121,848)
        Proceeds from sales                              25,779        70,513
        Proceeds from maturities and calls               32,685        26,228
    Purchase of subsidiary, net of cash acquired          6,615             -
    Net (increase) decrease in loans                     12,526       (73,525)
    Purchases of premises and equipment-net              (3,697)       (3,260)
                                                     ----------    ----------
Net cash provided by (used in) investing activities       2,175       (59,105)
                                                     ----------    ----------
Cash flows from financing activities:
    Net increase in deposits                             20,678        16,668
    Increase in federal funds purchased
       and repurchase agreements                          6,316        14,194
    Increase in short-term borrowings                     5,674        11,402
    Dividends paid                                       (8,904)       (6,937)
    Purchases of treasury shares-net                     (4,496)         (721)
    ESOP borrowings                                         134             -
                                                     ----------    ----------
Net cash provided by financing activitie                 19,402        34,606
                                                     ----------    ----------

Net increase (decrease) in cash and cash equivalents     34,322        (1,327)

Cash and cash equivalents at beginning of period         69,798        91,694
                                                     ----------    ----------
Cash and cash equivalents at end of period             $104,120       $90,367
                                                     ==========    ==========

For the nine months ended September 30, 1997 and 1996, WesBanco paid $40,669 and $35,359 in interest on deposits and other borrowings, and $5,720 and $6,220 for income taxes respectively. During the nine months ended
September 30, 1997 non-cash activity consisted of common stock issued in connection with the purchase acquisition of Shawnee on June 30, 1997, which totaled $12,786.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                     WESBANCO, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------

Note 1 - Basis of presentation

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

     The consolidated financial statements include the accounts of WesBanco, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Average shares and per share information have been restated to reflect a 3 for 2 stock split that was effected in the form of a fifty percent (50%) stock dividend, declared
June 19, 1997 and paid August 1, 1997.

Note 2 - New accounting standards to be adopted
-----------------------------------------------

     During the nine months ended September 30, 1997, the Financial Accounting Standards Board issued several Statements of
Financial Accounting Standards ("SFAS").

SFAS No. 128, "Earnings per Share" is effective for periods ending after December 15, 1997 with retroactive restatement required for all periods presented. Under the provisions of SFAS
No. 128, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share amounts.

SFAS No. 129, "Disclosure of Information About Capital
Structure," is effective for financial statements for the periods ending after December 15, 1997. This Statement requires disclosure of rights and privileges of various securities outstanding.

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholders' equity except those resulting from investments and distributions of owners.

SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information," is effective for financial statements for periods beginning after December 15, 1997. This Statement requires financial




Note 2 - New accounting standards to be adopted (continued)
-----------------------------------------------------------

and descriptive information about an entity's operating segments to be included in the annual financial statements.

     None of these standards when implemented are expected to materially impact the reported financial position or results of operations of the Corporation.

Note 3 - Mergers and acquisitions
---------------------------------

     On September 30, 1997, WesBanco and Commercial Bancshares,
Incorporated jointly announced the signing of a definitive
Agreement and Plan of Merger providing for Commercial, a multi-bank holding company headquartered in Parkersburg, West Virginia, to merge with WesBanco affiliated companies. Under the terms of the definitive Agreement and Plan of Merger, WesBanco will exchange 2.85 shares of WesBanco common stock for each share of Commercial common stock outstanding in a tax free exchange. The merger, which is based on a fixed exchange ratio, will be accounted for as a pooling of interests. In addition, Commercial has granted to WesBanco an option, exercisable under certain conditions, to purchase up to 19.9% of Commercial's outstanding common shares.

     The transaction, which is subject to, among other things, approval by the appropriate regulatory authorities and the stockholders of Commercial and WesBanco, is expected to be completed during the first quarter of 1998. Prior to its agreement with WesBanco, Commercial executed a definitive agreement to acquire Gateway Bancshares, Inc., located in McMechen, West Virginia. On a proforma basis, Commercial, including the acquisition of Gateway, reflected total assets of approximately $456,305,000 and common shares outstanding of 1,732,295 as of September 30, 1997.

Note 4 - Completed Merger
-------------------------

     On June 30, 1997, WesBanco consummated its acquisition of
Shawnee Bank, Inc., into WesBanco Bank Charleston, a wholly-owned subsidiary of WesBanco. In accordance with the terms of the acquisition, WesBanco issued a total of 323,172 shares of common stock, of which 147,274 shares were from its Treasury balance and 175,898 shares were newly issued. The acquisition was accounted for as a purchase transaction with a total purchase price of $12,786,000. The excess of the purchase price over the fair market value of the net assets (goodwill) of Shawnee approximated
$7,107,000 and is being amortized over a period of 15 years. As of the acquisition date, Shawnee reported total assets of approximately $34,695,000.




                       WESBANCO, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.

                    Financial Condition
                    -------------------
     Total assets of WesBanco as of September 30, 1997 were
$1,762,411 as compared to $1,677,771 as of December 31, 1996, an increase of 5%.  Contributing to the increase in assets was the purchase acquisition of Shawnee, which occurred June 30, 1997.
As of the acquisition date, Shawnee reported total assets of
$34,695,  loans of $17,502 and deposits of $28,643.
     For the comparative period, securities and federal funds
sold increased $27,224 and $37,630, respectively.  Loans remained unchanged from the same level as December 31, 1996, while
deposits increased $49,246.

Securities
----------
     The following table shows the composition of WesBanco's
securities portfolio:


                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Securities Available for Sale (at market):
------------------------------------------
  U.S. Treasury and federal agency securities        $215,729       $161,817
  Obligations of states and political subdivisions     14,291         14,120
  Corporate securities                                  8,584          5,005
  Mortgage-backed securities                           78,285         93,750
  Other debt and equity securities                      1,905          1,509
                                                   ----------      ---------
      Total available for sale                        318,794        276,201
                                                   ----------      ---------
Securities Held to Maturity (at cost):
--------------------------------------
  U.S. Treasury and federal agency securities          79,164         99,457
  Obligations of states and political subdivisions    152,298        147,643
  Other debt securities                                 2,277          2,008
                                                   ----------      ---------
      Total held to maturity (market value of
         $236,022 and $250,132, respectively)         233,739        249,108
                                                   ----------      ---------
      Total securities                               $552,533       $525,309
                                                   ==========      =========




     The market value adjustment, before tax effect, in the available for sale securities portfolio reflected unrealized net gains of $4,938 as of September 30, 1997 compared to unrealized net losses of $144 as of December 31, 1996. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.

Loans
-----

     The following table shows the composition of WesBanco's loan portfolio at September 30, 1997 and December 31, 1996:
                                September 30, 1997       December 31, 1996
                                ------------------       -----------------
                                Amount     Percent       Amount    Percent
                                ------     -------       ------    -------
  Commercial                   $ 201,462     19.6%       $ 177,136   17.2%
  Real Estate - Construction      26,294      2.6           21,556    2.0
  Real Estate - Mortgage         513,400     49.8          510,778   49.6
  Consumer                       289,252     28.0          321,060   31.2
                               ---------    ------       ---------  ------
      Total Loans              1,030,408    100.0%       1,030,530  100.0%

Less:
  Unearned income                 (1,933)                   (4,160)
  Allowance for loan losses      (15,522)                  (15,528)
                              ----------                ----------
      Net Loans               $1,012,953                $1,010,842
                              ==========                ==========

     Consumer loans declined during the nine months ended
September 30, 1997, reflecting a slowdown in indirect auto
financing, while commercial loans increased primarily due to financing a large secured business loan during the third quarter of 1997.  The Corporation expects loan growth to remain slow during the fourth quarter of 1997 due to the competitive environment and lack of economic growth in the Upper Ohio Valley.
     WesBanco monitors the overall quality of its loan portfolio through various methods.  Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in
delinquent and nonperforming loans.
     Loans are considered impaired when it is determined that
WesBanco may not be able to collect all principal and interest
due according to the contractual terms of the loans.   Impaired
loans, including all nonperforming loans, are as follows:


                                    September 30,      December 31,
                                        1997              1996
                                    -------------      ------------
Nonperforming loans:
   Nonaccrual                            $  6,596          $  4,664
   Renegotiated                               815             2,150
Other classified loans:
   Doubtful                                                      94
   Substandard                              3,377             3,377
                                       ----------        ----------
      Total impaired loans               $ 10,788          $ 10,285
                                       ==========        ==========
The average balance of impaired loans during the nine months ended
September 30, 1997 and year ended December 31, 1996, was approximately
$11,940 and $11,541, respectively.




     Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent. Related allowances for loan losses on impaired loans were $1,774 and $2,120 as of September 30, 1997 and December 31, 1996, respectively.
     Other real estate owned totaled $4,629 as of September 30, 1997, compared to $3,555 as of December 31, 1996. Loans past due
90 days or more decreased to $4,022 or .4% of total loans as of September 30, 1997, as compared to $4,105 or .4% of total loans as of December 31, 1996.
     Lending by WesBanco banks is guided by written lending policies which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions"
("HLT") from outside the primary market.

Allowance for Loan Losses
-------------------------
     Activity in the allowance for loan losses is summarized as follows:


                                                       For the nine months
                                                        ended September 30,
                                                       --------------------
                                                        1997          1996
                                                        ----          ----
Balance, at beginning of period                        $15,528      $13,440

  Allowance for loan losses of purchased bank              269           -

  Charge-offs                                           (3,821)      (2,063)
  Recoveries                                               682          372
                                                       -------      -------
      Net charge-offs                                   (3,139)      (1,691)

  Provision for loan losses                              2,864        2,848
                                                       -------      -------
Balance, at end of period                              $15,522      $14,597
                                                       =======      =======

     The increase in net charge-offs during the nine months ended
September 30, 1997 resulted from an increase in consumer loan charge-offs and the writedown of a commercial loan. The increase in consumer loan charge-offs was due to the lack of economic growth in the Upper Ohio Valley. The allowance for loan losses as a percentage of total loans was 1.51% as of September 30, 1997 and 1996. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. Management believes that the allowance for loan losses as of September 30, 1997 is adequate to provide for potential losses in the portfolio.

Deposits
--------
     Total deposits increased $49,246 between September 30, 1997 and December 31, 1996 due in part to the purchase acquisition of
Shawnee Bank, Inc., which accounted for approximately 58% of the growth.  In addition, WesBanco experienced growth in both
interest bearing demand and certificates of




deposit. Customer preference for higher yielding products coupled with competitive pricing through the Good Neighbor Banking program have resulted in steady growth in certificates of deposit. Contributing to the growth in interest bearing demand was the Prime Rate Money Market account, introduced on October 1, 1996. This deposit product, competitively priced at 60% of WesBanco's prime rate, has generated both new deposit growth and a shift in deposit balances from savings and other interest bearing demand products.

Liquidity and Capital Resources
-------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including deposit outflows and loan principal
disbursements and to meet its asset and liability management objectives.
     In addition to funds provided from operations, WesBanco's
primary sources of funds are deposits, principal repayments on loans and matured or called securities.  Scheduled loan
repayments and maturing securities are relatively predictable sources of funds.  However, deposit flows and prepayments on loans are significantly influenced by changes in market interest rates, economic conditions, and competition.  WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     WesBanco is subject to risk-based capital guidelines that
measure capital relative to risk-adjusted assets and off-balance sheet financial instruments.  The Corporation's Tier I, total risk-based capital and leverage ratios are well above the
required minimum levels of 4%, 8% and 4%, respectively.
     At September 30, 1997 and December 31, 1996, all of
WesBanco's affiliate banks exceeded the minimum regulatory
levels.  Capital adequacy ratios are summarized as follows:


                                September 30,     December 31,
                                    1997             1996
                                -------------     ------------
  Tier I capital                    19.8%            19.8%
  Total risk-based capital          21.0             21.0
  Leverage                          13.2             13.7






                            Earnings Summary
                            ----------------
      Comparison of the nine months ended September 30, 1997 and 1996
      ---------------------------------------------------------------
     Net income for the nine months ended September 30, 1997 was
$17,091, a 6.3% increase over the same period in 1996.  Earnings per share of common stock for the nine months ended September 30,
1997 and 1996 were $1.08 and $1.06, respectively.  The purchase acquisitions of Vandalia National Corporation and Shawnee Bank,
Inc. were completed subsequent to the nine months ended September
30, 1996. The impact of these acquisitions increased most income and expense classifications during the nine months ended
September 30, 1997, as further explained in the Earnings Summary.
     Return on average assets was 1.3% for the nine months ended
September 30, 1997 and 1.4% for the nine months ended September
30, 1996. Return on average equity was 9.8% compared to 10.3% for the nine months ended September 30, 1997 and 1996, respectively.

Net Interest Income
-------------------
     During a period of stable market rates, net interest income before the provision for loan losses, for the nine months ended
September 30, 1997 increased $3,415 or 7.1% over the same period for 1996.  While the net tax equivalent yield on average earning assets remained level at 4.6%, the increase in net interest
income was primarily the result of growth in average earning assets of $107,584 and interest bearing liabilities of $86,700.

Interest Income
---------------
     Total interest income increased $8,664 or 10.4% between the nine month periods ended September 30, 1997 and 1996.  The
average balance on interest earning assets increased $107,584 or
7.2%, while the average yield on average earning assets, on a fully tax equivalent basis increased to 8.1% from 7.8% between the nine month period ended September 30, 1997 and 1996.
Interest and fees on loans increased $7,365 or 12.3% primarily due to an increase in the average balance of loans outstanding.
Average loan balances increased $103,837 or 11.3%, while average rates earned on loans remained unchanged.  Loan growth resulted from the Vandalia and Shawnee purchase acquisitions coupled with growth in indirect auto financing during 1996.  Interest on
taxable securities, which did not change significantly between the nine month periods ended September 30, 1997 and 1996,
reflected a decline in the average outstanding balance of $31,623 offset by an increase in the average rate of approximately .4%.
The decrease in the average securities balance was the result of funding loan growth during 1996 with scheduled investment
maturities.  Interest earned on nontaxable securities increased
$1,207 or 23.5%.  Increases in the average balance of nontaxable securities approximated $23,531 and the average yield increased
 .3%.  WesBanco emphasized purchases of nontaxable securities, which represented after-tax yield advantages over other
securities during the comparative period.





Interest Expense
----------------
     Total interest expense increased $5,249 or 14.7% between the nine month periods ended September 30, 1997 and 1996. The average balance of interest bearing liabilities increased $86,700 or
7.2%, while the average cost of funds rate increased .3%
to 4.2% from 3.9% between the nine month periods ended September
30, 1997 and 1996.  Interest expense on deposits increased $4,718 or 14.3%.  During the comparative period, the average rate of interest bearing deposits increased .3% and average interest bearing deposit balances increased by approximately $80,893 or
7.2%.  Interest expense on interest bearing demand deposits
increased $2,143 or 41.1% primarily due to an increase in the average rate of .6% coupled with an increase in the average
balance of $42,795 or 15.7%.  An increase of $3,696 or 17.6% in the interest expense on certificates of deposit was primarily due to an average balance increase of $72,969.  The increase in
average balance and rate for both interest bearing demand and certificates of deposit resulted from the Vandalia and Shawnee purchase acquisitions, the competitively-priced Prime Rate Money
Market product and Good Neighbor Banking bonuses offered on
various certificates of deposit products.  Affected primarily by a shift in balances from savings into money markets and
certificates of deposit, interest on savings accounts decreased
$1,121 or 16.4%.  Average savings balances declined $34,871 and the average rate decreased .2%.  Interest on other borrowings, which consists primarily of repurchase agreements, increased $531 or 19.6% due to an increase in average balances outstanding of
$5,808.  Rates paid on repurchase agreements closely follow the direction of interest rates in the federal funds market.

Other Income
------------
     Other income increased $1,710 or 19.7%.  Trust fee income
increased $946 due to increases in the market value of trust assets and new trust business as well as fees associated with the establishment of a new family of mutual funds, the WesMark funds.
The market value of trust assets approximated $1,901,346 as of
September 30, 1997, an increase of $401,416 or 26.8% over
September 30, 1996.  Service charges and other income increased
$551 or 11.7% between the nine month periods ended September 30,
1997 and 1996, resulting from an increase in service charges on deposit accounts.

Other Expenses
--------------
     Total other expenses increased $4,186 or 13.3%.
Approximately $2,053 or 49.0% of the increase was associated with the purchase acquisitions which occurred subsequent to the nine months ended September 30, 1996.  Salaries and employee benefits increased $1,631 or 9.4% during the comparative period, of which approximately $899 was due to the purchase acquisitions.  The remaining portion of the increase resulted from wage increases and an increase in health insurance costs, partially offset by a reduction in the cost of the defined benefit pension plan.  Premises and equipment expense increased $961 or 22.1%.  While the purchase acquisitions contributed to the increase in this expense category, the




majority of the increase was due to depreciation expense on technology enhancements made during 1996, including the installation of a wide area network and a new banking software system. Other operating expenses increased $1,594 or 16.5%.
Approximately $929 or 58.3% of the increase was associated with the purchase acquisitions, which included related goodwill amortization of $525. The increase in other expenses was further affected by the construction of a 2,700 square foot branch office of WesBanco Bank Barnesville, an affiliate of WesBanco. The office, located in the Ohio Valley Plaza, St. Clairville, Ohio, began operations early 1997.

Income Taxes
------------
     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:
                                             For the nine months
                                             ended September 30,
                                             --------------------
                                                1997       1996
                                                ----       ----
Federal statutory tax rate                        35%        35%
Tax-exempt interest income from
  securities of states and political
  subdivisions                                    (9)        (8)
State income tax - net of federal
  tax effect                                       3          3
Alternative minimum tax credit
  carryforward recognized                         (3)         -
All other - net                                    0         (1)
                                                 ----       ----
Effective tax rate                                26%        29%
                                                 ====       ====

     For the nine months ended September 30, 1997, the Corporation has utilized credits for prior years' minimum taxes of $675. As of September 30, 1997, approximately $198 in credits are available for future periods to reduce federal income taxes payable.

    Comparison of the three months ended September 30, 1997 and 1996
    ----------------------------------------------------------------
Interest Income
---------------
     Total interest income increased $3,284 or 11.5% between the three month periods ended September 30, 1997 and 1996.  Interest and fees on loans increased $2,232 or 10.8% primarily due to an increase in the average balance of loans outstanding. Average loan balances increased by approximately $102,969 or 11.1% as average rates earned on loans decreased approximately .2%.
Interest on taxable securities, which did not change
significantly between the three month periods ending September 30,




1997 and 1996, reflected a decrease in the average outstanding balance of $14,746 offset by an increase in the average rate of approximately .1%. The decrease in average taxable securities was the result of funding loan growth during 1996 with scheduled investment maturities. Interest earned on nontaxable securities increased by $702 or 50%. Increases in the average balance of nontaxable securities approximated $20,730 while the average yield increased 1.2%. WesBanco emphasized purchases in nontaxable securities, which represented after-tax yield advantages over other securities during the comparative period.

Interest Expense
----------------
     Total interest expense increased $2,186 or 18% between the three month periods ended September 30, 1997 and 1996.  Interest expense on deposits increased $1,954 or 17.4% during the
comparative period as the average rate on interest bearing
deposits increased .3%  and average interest-bearing deposit balances increased by approximately $97,056 or 8.6%.  Interest expense on interest bearing demand deposits increased $1,069 or
60.4% primarily due to an increase in the average rate of .7%
coupled with an increase in the average balance of $70,562 or
26.3%. The rate and balance increases resulted from growth in the
Prime Rate Money Market product.  An increase of $1,346 or 18.9%
in the interest expense on certificates of deposit was primarily the result of an average balance increase of $67,866. The growth in certificates of deposit was associated primarily with the Good
Neighbor Banking Program.  Affected primarily by a shift in
balances from savings into money markets and certificates of deposit, interest on savings accounts decreased $461 or 19.9%.
Average savings balances declined $41,372 and the average rate decreased .3%.  Interest on other borrowings, which consist
primarily of repurchase agreements, increased $232 or 24.6% .

Other Income
------------
     Other income increased $1,029 or 37.7% between the three
month periods ended September 30, 1997 and 1996.  The increase was due to both trust fee income, which reflected fees associated with the WesMark funds, and increased service charges on deposit accounts.

Other Expenses
--------------
     Total other expenses increased $1,427 or 13.2%, of which
approximately $913 or 64.0% was associated with the purchase acquisitions.  Salaries and employee benefits increased $497 or
8.2% during the comparative period. Premises and equipment
expense increased $435 or 31% primarily due to depreciation
expense on technology enhancements made during 1996.  Other
operating expenses increased $495 or 14.7%.  Approximately
$439 of the increase was associated with the purchase acquisitions, which included related goodwill amortization of $257.  The increase in other expenses was also affected by the construction of a branch office of WesBanco Barnesville, which began operations early 1997.


                        Other Matters
                        -------------
     WesBanco has approximately 58% of its assets located in the Upper
Ohio Valley, an area that experienced an extended strike between the
United Steel Workers Union and Wheeling-Pittsburgh Steel Corporation.
On August 12, 1997, a new contract was ratified between the Union and
Wheeling-Pittsburgh Steel.



Part II - OTHER INFORMATION
---------------------------

Item 1-5 - Not Applicable
-------------------------
Item 6(a) - Exhibits
--------------------
     2.1   Agreement and Plan of Merger, by and between WesBanco, Inc. and
           Commercial Bancshares, Incorporated, dated September 30, 1997.

     2.2   Stock Option Agreement by and between WesBanco,Inc. and Commercial
           Bancshares, Incorporated, dated September 12, 1997.

     27    Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
-------------------------------
     (1)  On August 5, 1997, the Registrant filed a current report on
          Form 8-K, dated August 1, 1997, announcing a 3 for 2 stock split that was effected in the form of a fifty percent (50%) stock dividend paid August 1, 1997 to shareholders of record on
          July 15, 1997.

     (2) On October 6, 1997, the Registrant filed a current report on Form 8-K, dated September 30, 1997 announcing the signing of a definitive Agreement and Plan of Merger providing for the merger of Commercial Bancshares, Incorporated, located in Parkersburg, West
         Virginia, into WesBanco, Inc.




SIGNATURES
----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WESBANCO, INC.
                                --------------


November 14, 1997               /s/ Edward M. George
                                ------------------------------------
                                Edward M. George
                                President and Chief Executive Officer


November 14, 1997               /s/ Paul M. Limbert
                                ------------------------------------------
                                Paul M. Limbert
                                Executive Vice President-Credit Administration
                                and Chief Financial Officer


