Form 10-K
period 1997-12-31
WESBANCO INC
filed 1998-03-17
CIK 203596

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -------  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the Fiscal Year Ended December 31, 1997
-----------------------------------------------------------------------------
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission File Number   0-8467
                         ------
                               WESBANCO, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     WEST VIRGINIA                                   55-0571723
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

     1 Bank Plaza, Wheeling, WV                         26003
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   304-234-9000
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class           Name of each Exchange on which registered
------------------------------     -----------------------------------------
Common Stock $2.0833 Par Value     National Association of Securities
Nonredeemable Preferred Stock       Dealers, Inc.
                                   None

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes    X     No
                                                        -------     ------
The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on February 27, 1998 was approximately $405,804,147.

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 27, 1998, there were 15,964,362 shares of WesBanco, Inc. Common stock $2.0833 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of WesBanco, Inc.'s 1997 Annual Report to Shareholders - Parts II and III

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1997) are incorporated by reference in Part III.

                                WESBANCO, INC.
                              TABLE OF CONTENTS

ITEM #         ITEM                                                 PAGE(S)
------         ----                                                 ------
               Part I
               ------
    1          Business                                               3-17
    2          Properties                                               18
    3          Legal proceedings                                        18
    4          Submission of matters to a vote of security holders     N/A

               Part II
               -------
    5          Market for the registrant's common equity and related
                 stockholder matters                                 19,55
    6          Selected financial data                               45-46
    7          Management's discussion and analysis of financial
                 condition and results of operations                 46-55
    8          Financial statements and supplementary data           27-44
    9          Changes in and disagreements with accountants on
                 accounting and financial disclosure                  N/A

               Part III
               --------
   10          Directors and Executive Officers of the registrant    19 *
   11          Executive compensation                                  *
   12          Security ownership of certain beneficial owners and
                 management                                            *
   13          Certain relationships and related transactions          *

               Part IV
               -------
   14          Exhibits, financial statement schedules, and reports
                 on Form 8-K                                           20


          * Incorporated by reference to WesBanco, Inc.'s Proxy Statement dated March 13, 1998, for Annual Meeting of Stockholders to be held April 15, 1998.

                   This Form contains a total of 64 pages.

PART I

Item 1.  Business
-----------------

General
-------

     As of December 31, 1997, the Corporation had four banking affiliates located in Wheeling, Charleston, Parkersburg, and Fairmont, West Virginia.
The Registrant had one banking affiliate in Barnesville, Ohio. WesBanco Wheeling has fourteen offices, all in West Virginia, five located in Wheeling, two located in Follansbee, three in New Martinsville, one in Sistersville, one in Wellsburg and two in Weirton. WesBanco Barnesville has six offices, two located in Barnesville and one each in St. Clairsville, Bethesda, Woodsfield and Beallsville, Ohio. WesBanco Parkersburg has three offices, one located in Parkersburg, one located in Elizabeth and one in Mineral Wells. WesBanco Charleston has four offices, one located in South Hills, one in South Charleston, one in Dunbar and one in Sissonville. WesBanco Fairmont has four offices located in Fairmont, five offices located in Morgantown, three offices located in Bridgeport, two in Shinnston and one each in Nutter Fort, Kingwood, Masontown and Bruceton Mills, West Virginia. The Corporation's mortgage banking affiliate has offices located in Bridgeport, South Charleston, Barboursville, Elkins, Wheeling, and Weirton, West Virginia. There are approximately 883 full time equivalent employees employed by all affiliates as of December 31, 1997.

     On September 30, 1997, WesBanco and Commercial Bancshares, Incorporated jointly announced the signing of a definitive Agreement and Plan of Merger providing for Commercial, a multibank holding company headquartered in Parkersburg, West Virginia, to merge with WesBanco affiliated companies. Commercial is the bank holding company for seven community banks with seventeen offices located in West Virginia and Ohio. Under the terms of the definitive Agreement and Plan of Merger, WesBanco will exchange 2.85 shares of WesBanco common stock for each share of Commercial common stock outstanding in a tax free exchange. The merger, which is based on a fixed exchange ratio, will be accounted for as a pooling of interests. This transaction, which is subject to approval by the stockholders of Commercial and WesBanco, is expected to be consummated on March 31, 1998.

     WesBanco, Inc., through its subsidiaries, conducts general banking, commercial, mortgage banking and trust business. Its full service banks offer a wide range of services to commercial, consumer and government bodies, including but not limited to, retail banking services, such as demand, savings and time deposits; commercial, mortgage, and personal loans; credit card services through VISA and MasterCard; personal and corporate trust services and discount brokerage services. Most affiliates are participating in local partnerships which operate banking machines in those local regions primarily under the name of MAC. The banking machines are linked to CIRRUS, a nationwide banking network.

     The Corporation has reported to its shareholders that it may engage in other activities of a financial nature authorized by the Federal Reserve Board through a subsidiary, or through acquisition of established companies.

     As of December 31, 1997, none of the affiliates were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

-----------------------------
General (continued)
-------------------

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

-----------------------------
Supervision and Regulation (continued)
--------------------------------------

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

-----------------------------
     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Regarding the assessment rates under the assessment system, on November 20, 1996, the FDIC voted to retain the existing Bank Insurance Fund ("BIF") assessment schedule of 0 to 0.27% (annual rate), and to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC eliminated the statutory minimum annual assessment of $2,000. Each WesBanco Bank was subject to the FICO special assessment at an annual rate of 1.29% during 1997. No assessment was paid to the BIF for 1997.

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

-----------------------------

     At December 31, 1997, WesBanco and all of its bank subsidiaries qualified as well-capitalized based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.

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

     FDICIA also contains a variety of other provisions that may affect the operation of WesBanco, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

-----------------------------

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

     As of December 31, 1997, all of WesBanco's banking subsidiaries had capital in excess of all applicable requirements.

Interstate Banking Act
----------------------
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994 (hereinafter called "Interstate Banking Act") was signed into law by President Clinton on September 29, 1994. The Act generally allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment. The Act also authorized interstate merger transactions effective June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks or "opting-out" of interstate mergers entirely. The Act would permit banks to acquire branches of out-of-state banks by converting their office into branches of the resulting bank. The Act would also permit banks to establish and operate "de novo branches" in any state that "opts-in" to de novo branching. The Act also requires each Federal banking agency to prescribe uniform regulations, including guidelines insuring that interstate branches operated by out-of-state banks are reasonably helping to meet the credit needs of communities where they operate.

     WesBanco is incorporated under the laws of the State of West Virginia and the West Virginia Legislature adopted substantial amendments to the West Virginia banking laws in 1996 specifically permitting interstate branching under Section 102 and 103 of the Interstate Banking Act, effective May 31, 1997. The State of Ohio, in which WesBanco has an affiliate bank, enacted legislation in 1997 specifically permitting interstate branching.

-----------------------------
Statistical Information
-----------------------
     Except as noted, the following statistical data averages included in
Item I - Business were computed using daily averages for the years ended December 31, 1997, 1996 and 1995. Statistical data not included in
Item I - Business have been omitted due to inclusion in the 1997 Annual Report to Shareholders, incorporated herein by reference, or are not applicable.

     The effect on interest income and interest expense for the years ended December 31, 1997, 1996 and 1995, due to changes in average volume and rate from the prior year, is presented below. The average volumes and rates are shown in the 1997 Annual Report to Shareholders. The effect of a change in average volume has been determined by applying the average rate in the earlier year to the change in volume. The change in rate has been determined by applying the average volume in the earlier year to the change in rate.
The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each. (in thousands):


                                                   1997 Compared to 1996
                                             -------------------------------
                                                                Net Increase
                                              Volume    Rate     (Decrease)
                                             --------  -------   ------------
Loans                                         $ 8,587   $  431      $ 9,018
Taxable securities                             (1,054)   2,050          996
Tax-exempt securities                           1,014     (182)         832
Federal funds sold                                676       70          746
                                              -------  -------      -------
    Total interest earned                       9,223    2,369       11,592
                                              -------  -------      -------

Interest bearing demand                          (943)   4,363        3,420
Savings deposits                                 (835)    (531)      (1,366)
Certificates of deposit                         3,428    1,316        4,744
Federal funds purchased and
    repurchase agreements                         157      158          315
Other borrowings                                  193      250          443
                                              -------  -------      -------
    Total interest paid                         2,000    5,556        7,556
                                              -------  -------      -------
Net Interest Differential                     $ 7,223  $(3,187)     $ 4,036
                                              =======  =======      =======


                                                  1996 Compared to 1995
                                             -------------------------------
                                                                Net Increase
                                              Volume    Rate     (Decrease)
                                             --------  -------   -----------
Loans                                         $ 7,181  $  (184)     $ 6,997
Taxable securities                             (2,398)     850       (1,548)
Tax-exempt securities                             640     (522)         118
Federal funds sold                               (428)    (283)        (711)
                                              -------   -------   ---------
    Total interest earned                       4,995     (139)       4,856
                                              -------   -------   ---------

Interest bearing demand                          (175)    (697)        (872)
Savings deposits                                 (587)    (929)      (1,516)
Certificates of deposit                         2,944      473        3,417
Federal funds purchased and
    repurchase agreements                         978     (336)         642
Other borrowings                                   65      (88)         (23)
                                               ------   -------   ---------
    Total interest paid                         3,225   (1,577)       1,648
                                               ------   -------   ---------
Net Interest Differential                      $1,770   $1,438       $3,208
                                               ======   =======   =========

-----------------------------
Investment Portfolio
--------------------
     The maturity distribution, using book value including accretion of discounts and the amortization of premiums and approximate yield of investment securities at December 31, 1997, is presented in the following table. Tax equivalent yield basis was not used. Approximate yield was calculated using a weighted average of yield to maturity (in thousands):



                                                           After One But      After Five But
                                      Within One Year    Within Five Years   Within Ten Years   After Ten Years
                                      ---------------    -----------------   ----------------   ---------------
                                      Amount    Yield    Amount      Yield   Amount     Yield   Amount    Yield
Held to Maturity:                     ------    -----    ------      -----   ------     -----   ------    -----
-----------------
U.S. Treasury and Federal Agency
  securities                          $24,620   6.01%    $42,980      6.19%    ----      ----     ----     ----
States and political
  subdivisions                         14,962   5.14%     54,754      5.07%   $52,896    5.12%   $31,558  5.28%
Other debt securities (1)                 ---    ---         ---       ---        ---     ---      2,277  7.06%
                                      --------------------------------------------------------------------------
Total held to maturity                 39,582   5.68%     97,734      5.56%    52,896    5.12%    33,835  5.40%


Available for Sale: (2)
-----------------------
U.S. Treasury and Federal Agency
  securities                           21,681   5.57%     98,382      6.23%    93,996    6.72%       766  7.28%
States and political
  subdivisions                          4,260   3.84%     12,709      4.28%     1,590    4.74%       527  4.65%
Mortgage-backed and other
  securities (1) (3)                   19,699   6.22%     67,106      6.66%    10,299    6.57%     3,206  2.32%
                                      --------------------------------------------------------------------------
Total available for sale               45,640   5.86%    178,197      6.25%   105,885    6.68%     4,499  3.44%
                                      --------------------------------------------------------------------------

Total Investment Securities           $85,222   5.78%   $275,931      6.01%  $158,781    6.16%   $38,334  5.17%
                                      ==========================================================================

(1)  Represents investments with no stated maturity date.
(2) Average yields on investment securities available for sale have been calculated based on amortized cost.
(3) Mortgage-backed securities which have prepayment provisions are assigned to maturity categories based on estimated average lives.

-----------------------------
Investment Portfolio (continued)
--------------------------------
     Book values of investment securities are as follows (in thousands):


                                                        December 31,
                                             ---------------------------------
                                                  1997      1996       1995
Investments Held to Maturity (at cost):           ----      ----       ----
---------------------------------------
  U.S. Treasury and Federal
    Agency securities                          $ 67,600   $ 99,457   $219,719
  Obligations of states and
    political subdivisions                      154,170    147,643    129,074
  Other debt securities (1)                       2,277      2,008      1,358
                                               --------   --------   --------
        Total Held to Maturity                  224,047    249,108    350,151
                                               --------   --------   --------
Investments Available for Sale (at market):
-------------------------------------------
  U.S. Treasury and Federal
    Agency securities                           215,908    161,817    157,505
  Obligations of states and
    political subdivisions                       18,994     14,120      5,667
  Mortgage-backed and other securities (2)      107,608    100,264      8,965
                                               --------   --------   --------
        Total Available for Sale                342,510    276,201    172,137
                                               --------   --------   --------
        Total Investments                      $566,557   $525,309   $522,288
                                               ========   ========   ========

 (1) Includes Federal Reserve Bank Stock and Federal Home Loan Bank securities.
 (2) Includes stocks of business corporations.

     There are no issues included in obligations of state and political subdivisions which individually or in the aggregate exceed ten percent of shareholders' equity as of December 31, 1997.

Loan Portfolio
--------------
     Loans outstanding, including loans held for sale, are as follows (in thousands):


                                                  December 31,
                              ------------------------------------------------
                                1997      1996      1995      1994      1993
                                ----      ----      ----      ----      ----
Loans:*
  Commercial                 $206,909   $177,136  $176,809  $170,164  $169,341
  Real Estate--Construction    25,306     21,556    16,544    25,575    21,732
  Real Estate--Mortgage       515,194    510,778   424,917   380,178   356,286
  Personal                    275,305    321,060   284,108   245,032   231,705
                            ---------  ---------  --------  --------  --------
     Subtotal               1,022,714  1,030,530   902,378   820,949   779,064
  Loans Held for Sale          11,705        983         0         0         0
                            ---------  ---------  --------  --------  --------
    Total Loans            $1,034,419 $1,031,513  $902,378  $820,949  $779,064
                            =========  =========  ========  ========  ========

*Gross of allowance for loan losses. Does not include unearned income on personal loans.

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

     Loans held for sale consists of residential mortgage loans and are valued at the lower of aggregate cost or market value.

     Personal loans represent approximately 27% of total loans and consist primarily of indirect vehicle loans originated through automobile dealers and credit card outstanding balances. These loans are a smaller balance, homogeneous group of loans which are not concentrated in a specific market area. Risks in this lending category include the possibility of general economic downturn which may cause an increase in credit losses.

     The loan loss policy for consumer installment lending requires a charge-off if the loan reaches 120 delinquency days. Any payments subsequent to charge-off are reflected as recoveries.

     Commercial loans, representing 20% of total loans are not concentrated in any single industry, but reflect a broad range of business in West Virginia and Eastern Ohio. These loans are predominantly in the manufacturing, wholesaling and retail service industries. The credit risk associated with commercial lending is principally influenced by general economic conditions and the resulting impact on the borrower's operations, mitigated by collateral values.

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

     The following table presents the approximate maturities of loans other than personal loans, residential mortgages, and loans held for sale, for all affiliate banks as of December 31, 1997 (in thousands):



                                                 After one
                                   In one       year through       After
                                 year or less    five years      five years
                                 ------------   ------------     ----------
Commercial                          $ 98,862       $ 59,384       $ 48,663
Real estate:
  Construction                         5,395            987         11,784
  Other real estate                   12,084          9,769         63,356
                                   ---------      ---------      ---------
        Total                       $116,341       $ 70,140       $123,803
                                   =========      =========      =========

Fixed rates                         $ 23,380       $ 51,234       $ 39,155
Variable rates                        92,961         18,906         84,648
                                   ---------      ---------      ---------
        Total                       $116,341       $ 70,140       $123,803
                                   =========      =========      =========

-----------------------------
Loan Portfolio (continued)
--------------------------

     WesBanco banks follow lending policies which require substantial down payments along with current market appraisals on the collateral when the loans are originated. The majority of loans are either secured by deeds of trust on real property, security agreements on personal property, insurance contracts from independent insurance companies or through marketable securities. WesBanco Bank Wheeling has approximately 42% of consolidated gross loans.

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

     Non-performing assets and secured loans which are in the process of collection but are contractually past due 90 days or more as to interest or principal are as follows (in thousands):


                                                   December 31,
                                   ------------------------------------------
                                   1997      1996     1995     1994      1993
                                   ----      ----     ----     ----      ----
Nonaccrual:
  Personal                       $   61    $   53   $   59   $   12    $  124
  Commercial                      4,662     3,683    3,467    6,766     9,496
  Mortgage                        1,935       928    1,673    1,475     1,620
                                 ------    ------   ------   ------    ------
                                  6,658     4,664    5,199    8,253    11,240
                                 ------    ------   ------   ------    ------
Renegotiated:
  Personal                          --        --         9      --        --
  Commercial                        --      1,527    1,006       23        80
  Mortgage                          773       623       39       81        88
                                 ------    ------   ------   ------    ------
                                    773     2,150    1,054      104       168
                                 ------    ------   ------   ------    ------
Other classified loans: (1)
  Personal                          --        --       --       --       --
  Commercial                      3,765     3,057      341      --       --
  Mortgage                          --        414      697      --       --
                                 ------    ------   ------   ------    ------
                                  3,765     3,471    1,038      --       --
                                 ------    ------   ------   ------    ------
Total non-performing loans       11,196    10,285    7,291    8,357    11,408

Other Real Estate Owned           4,202     3,555    4,137      612       801
                                 ------    ------   ------   ------    ------
  Total non-performing assets   $15,398   $13,840  $11,428   $8,969   $12,209
                                 ======    ======   ======   ======    ======

-----------------------------
Loan Portfolio (continued)
--------------------------
                                                   December 31,
                                     ---------------------------------------
                                     1997    1996     1995     1994     1993
                                     ----    ----     ----     ----     ----
Percentage of non-performing
  assets to loans outstanding         1.5%    1.3%     1.3%     1.1%     1.6%

Past Due 90 Days or More:
  Personal                         $1,379  $1,538   $  863   $  944   $  857
  Commercial                          934   1,294      916      923      754
  Real Estate                         515   1,273    1,255      680    1,131
                                   ------  ------   ------   ------   ------
                                   $2,828  $4,105   $3,034   $2,547   $2,742
                                   ======  ======   ======   ======   ======

(1) Includes loans internally classified as doubtful and substandard (as defined by banking regulations) that meet the definition of impaired loans.

     At December 31, 1997, nonperforming loans, which included all impaired loans, totaled $11,196,000, an increase of $911,000 over 1996. The increase was primarily attributable to an increase in nonaccrual commercial and commercial real estate loans. At December 31, 1996 nonperforming loans totaled $10,285,000, an increase of $2,994,000 over 1995. The increase was primarily attributable to a commercial loan which was classified as substandard under the definition of an impaired loan. At December 31, 1995, nonaccrual loans decreased $3,054,000 to $5,199,000, primarily due to the reclassification of a commercial real estate loan to other real estate owned. The action was taken on November 1, 1995 by an affiliate through a transfer by deed in-lieu of foreclosed commercial property. Contributing to the increase in renegotiated loans during 1995 were certain performing loans classified as impaired, in accordance with FAS No. 114. The 1994 decline in nonaccrual loans was the result of a commercial real estate loan which was taken off of nonaccrual status. Nonaccrual loans are generally secured by collateral believed to have adequate market values to protect the Corporation from significant losses.

     Prior to 1995, loans totaling $3,666,000 which were classified as in-substance forcelosures and included in other assets were reclassified to loans in accordance with FAS No. 114. Management continues to monitor nonperforming assets to ensure against deterioration in collateral values.

----------------------------
Summary of Loan Loss Experience
-------------------------------

     The historical relationship between average loans, loan losses and recoveries and the provision for loan losses is presented in the following table (in thousands):


                                         For the years ended December 31,
                                    ------------------------------------------
                                     1997     1996     1995     1994    1993
                                     ----     ----     ----     ----    ----
Beginning balance -
  Allowance for loan losses        $15,528  $13,439  $12,960  $12,483  $11,308
  Allowance for loan losses of
    purchased bank                     269      707     ---      ---      ---

Loans charged off:
  Commercial                           950      639    1,263    4,521    1,229
  Real Estate-Mortgage                 254      222      220      524      183
  Personal                           4,288    2,613    1,619    1,003    1,274
                                    ------   ------   ------   ------   ------
      Total loans charged off        5,492    3,474    3,102    6,048    2,686
                                    ------   ------   ------   ------   ------

Recovery of loans previously
  charged off:
  Commercial                       $   212  $    76  $   377  $   171  $   184
  Real Estate - Mortgage                42       67       97       25       36
  Personal                             658      377      319      256      394
                                   -------  -------  -------  -------  -------
    Total recoveries                   912      520      793      452      614
                                   -------  -------  -------  -------  -------
    Net loans charged off            4,580    2,954    2,309    5,596    2,072
                                   -------  -------  -------  -------  -------
Provision for loan losses            4,314    4,336    2,788    6,073    3,247
Ending balance -                   -------  -------  -------  -------  -------
   Allowance for loan losses       $15,531  $15,528  $13,439  $12,960  $12,483
                                   =======  =======  =======  =======  =======

Ratio of net loans charged off to
    average loans outstanding for
    the period                         .44%     .32%     .27%     .79%     .28%
                                   ========  =======  =======  =======  =======
Ratio of the allowance for loan
    losses to loans outstanding at
    the end of the period             1.50%    1.51%    1.50%    1.61%    1.62%
                                   ========  =======  =======  =======  =======



     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing and anticipated economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors. During 1997 and 1996, WesBanco experienced an increase in personal loan charge offs. These increases reflect a rise in personal bankruptcies consistent with national trends.

----------------------------
Allocation of the Allowance for Loan Losses
-------------------------------------------

     The following represents the allocation of the allowance for loan losses (dollars in thousands):

                                                            December 31,
                           ------------------------------------------------------------------------------
                                 1997           1996            1995            1994            1993
                           -------------   -------------   --------------  --------------  --------------
                                    % of           % of             % of            % of            % of
                           Amount   Loans  Amount  Loans   Amount   Loans  Amount   Loans  Amount   Loans
                           ------   -----  ------  -----   ------   -----  ------   -----  ------   -----
Specific Allowance:
  Commercial and
    Unallocated            $ 8,404   20%   $ 9,557   17%   $10,480   20%   $10,536   21%   $10,468   22%
  Real Estate-Construction      --    3         --    2         17    2         16    3         16    3
  Real Estate-Mortgage       2,256   50      2,124   50      1,232   47        871   46        750   45
  Personal                   4,871   27      3,847   31      1,710   31      1,537   30      1,249   30
                           -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
    Total                  $15,531  100%   $15,528  100%   $13,439  100%   $12,960  100%   $12,483  100%
                           =======  ====   =======  ====   =======  ====   =======  ====   =======  ====


     WesBanco has allocated the allowance for loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing loans, average portfolio growth, local economic conditions and management experience. During 1997, personal loans as a percentage of total loans decreased as a result of a decline in direct auto loan originations, while the increase in specific personal loan allocations of the allowance reflects an expected continued rise in personal bankruptcies. During 1996, the specific allowance for personal loans increased due primarily to an increase in outstanding balance and an increase in personal bankruptcies. Management deems the allowance for loan losses at December 31, 1997 to be adequate.

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

     There are no significant loans made to customers outside the general market area of each affiliate bank. At times, in order to maintain loan volumes, loans are purchased from correspondent banks. These loans aggregate less than $4,500,000 as of December 31, 1997. Each bank within the Corporation follows its usual loan analysis procedures before a determination is made to purchase loans from correspondent banks.

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

-----------------------------
Certificates of Deposit
-----------------------

     Maturities of certificates of deposit in denominations of $100,000 or more is as follows: (in thousands)

                                              December 31,
                                         ------------------------
                                            1997          1996
Maturity                                    ----          ----
Under three months                        $25,325       $18,506
Three to six months                        14,593        14,264
Six to twelve months                       19,372        28,762
Over twelve months                         44,322        30,804
                                         --------      --------
Total                                    $103,612       $92,336
                                         ========      ========

     Interest expense on certificates of deposit of $100,000 or more was approximately $5,901,000 in 1997, $4,658,000 in 1996, and $4,042,000 in 1995.

Short-Term Borrowings
---------------------

     Securities sold under agreement to repurchase have maturities which range between one day and one year. The following table presents short-term liabilities (dollars in thousands):


                                         For the years ended December 31,
                                         --------------------------------
                                             1997      1996     1995
                                             ----      ----     ----
Securities sold under agreement
  to repurchase:
Outstanding at year end                    $90,528   $72,587   $70,091
Average daily outstanding                   77,304    69,975    54,791
Maximum outstanding at any month end        90,528    86,854    70,091

Average interest rate:
   During year                                5.00%     4.81%     5.17%
   At year end                                5.62      5.48      5.45


Return on Equity and Assets
---------------------------

     The following financial ratios are presented:


                                            For the years ended December 31,
                                            --------------------------------
                                                  1997     1996    1995
                                                  ----     ----    ----
Net income to:
  Average total assets                            1.30%    1.34%    1.33%
  Average shareholders' equity                    9.38    10.02    10.15
  Average shareholders' equity and
    redeemable preferred stock                    9.38    10.02    10.07
Dividend payout percentage (cash dividends,
    including those of pooled banks, divided
    by net income)                               56.00    49.76    44.19

Equity to assets (average equity
    divided by average assets)                   13.85    13.33    13.09
Equity and redeemable preferred stock
    to assets (average equity and redeemable
    preferred stock dividend by average assets)  13.85    13.33    13.20

Item 2.  Properties
-------------------

     The Registrant's affiliates generally own their respective offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective
West Virginia offices are located in downtown Wheeling, Follansbee, Wellsburg, Weirton, New Martinsville, Sistersville, Elizabeth, Charleston, South Charleston, Dunbar, Sissonville, Parkersburg, Kingwood, Fairmont, Morgantown, Shinnston, Bridgeport and Masontown. The Ohio bank offices are located in Barnesville, Bethesda, St. Clairsville, Woodsfield and Beallsville. During the fourth quarter of 1997, WesBanco acquired property in Charleston, West Virginia, where a new office will be constructed to facilitate WesBanco's expansion in the downtown area. Consolidated investment in net bank premises and equipment at December 31, 1997 was $34,436,000.

     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Wheeling. The building contains approximately 100,000 square feet.

     At various building locations, WesBanco rents and will continue to look for opportunities to rent office space to unrelated businesses. Rental income generated during 1997 was not considered material.

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

     The case previously reported in the 1995 Form 10-K, Tankovits v. Glessner, et al., Civil Action No. 96-C-59(W) is still pending. Additional development of the facts in the case has failed to disclose any significant actionable conduct on the part of the Corporation's subsidiary bank. Plaintiff has initiated some discovery in the case and motions to dismiss the case have been filed by all defendants in the proceeding. While the development of the Plaintiff's case is incomplete, and subject to that Contingency, counsel has advised the Corporation that the factual allegations contained in the Complaint do not appear to provide a basis for recovery by the Plaintiff.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
-------------------------------------------------------------
 Shareholder Matters
 -------------------

     (a)  Approximate Number of Security Holders
     -------------------------------------------

     Set forth below is the approximate number of holders of record of the Registrant's equity securities as of February 27, 1998.

               Title of Class                        Number
               --------------                        ------
          Common Stock ($2.0833 Par Value)           4,283

     The number of holders listed above does not include WesBanco, Inc. employees who have had stock allocated to them through the Corporation's KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.


                                    PART III

Item 10.  Executive Directors of the Corporation
------------------------------------------------
Name                      Age      Position
----                      ---      ---------
James C. Gardill           51      Chairman of the Board
Robert H. Martin           64      Vice Chairman
Edward M. George           61      President and Chief Executive Officer
Paul M. Limbert            50      Executive Vice President
                                     and Chief Financial Officer
Dennis P. Yaeger           47      Executive Vice President and
                                     Chief Operating Officer
Peter W. Jaworski          42      Senior Vice President-Credit Administration
John W. Moore, Jr.         49      Senior Vice President-Human Resources
Jerome B. Schmitt          48      Senior Vice President-Investments
Edward G. Sloane           59      Vice President-Management Information
                                     Systems

     Mr. Jaworski was appointed Senior Vice President-Credit Administration of the Corporation on January 1, 1998. Prior to that time, Mr. Jaworski was Vice President Credit Risk Management of WesBanco Bank Wheeling since July 1997. From June 1995 to July 1997, he was Senior Loan Review Officer. Mr. Jaworski joined WesBanco after serving as Senior Vice President and Senior Credit Officer of Bank One.

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

                                   PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------

     (a)  Certain documents filed as part of the Form 10-K
     -----------------------------------------------------        Page(s)
                                                                  -------

     (1)  Consolidated Balance Sheet as of December 31,             27
          1997 and 1996.

          Consolidated Statements of Income for the years           28
          ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in Shareholders'       29
          Equity for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statement of Cash Flows for the years        30
          ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements             31-43

          Report of Ernst & Young LLP, Independent Auditors         44

     (b)  Reports on Form 8-K
     ------------------------
     No reports of Form 8K were filed during the quarter ended
      December 31, 1997.

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
 (continued)
 -----------

Exhibit             Title                                            Page(s)
-------             -----                                            -------
  3.1        Articles of Incorporation of WesBanco, Inc., restated      *
             as of November 17, 1995 (1)

  3.2        Bylaws of WesBanco, Inc. (1)                               *

  4          Specimen Certificate of WesBanco, Inc. Common Stock (2)    *

 10.1        The Stock Option Agreement By and Between WesBanco, Inc.   *
             and Commercial Bancshares, Incorporated, dated
             September 12, 1997 (7)

 10.2        The Restated WesBanco Directors' Deferred Compensation     *
             Plan Effective December 15, 1994 (1)

 10.3        Employment Agreement Between Robert H. Martin, First       *
             National Bank in Fairmont and WesBanco dated
             February 28, 1994 (4)

 10.4        Employment Agreement Between Ernest S. Fragale, WesBanco   *
             Mortgage Company and WesBanco, Inc. dated the 20th Day of August, 1996 (5)

 10.5        Employment Agreement Between Frank R. Kerekes, First       *
             National Bank in Fairmont and WesBanco, dated February 28,
             1994 (4)

 10.6        Employment Agreement Effective January 1, 1993, By and     *
             Between Edward M. George, WesBanco and WesBanco Bank
             Wheeling (4)

 10.7        Employment Agreement Effective January 1, 1993, By         *
             and Between Paul M. Limbert, WesBanco and WesBanco Bank
             Wheeling (4)

 10.8        Employment Agreement Effective January 1, 1993, By and     *
             Between Dennis P. Yeager, WesBanco and WesBanco Bank
             Wheeling (4)

 10.9        Employment Agreement Effective January 1, 1993, By and     *
             Between Jerome B. Schmitt, WesBanco and WesBanco Bank
             Wheeling (4)

 10.10       Employment Agreement Effective December 2, 1991, By and    *
             Between Stephen F. Decker, Albright National Bank of
             Kingwood, and WesBanco (4)

 10.11       Employment Agreement Effective December 2, 1991, By and    *
             Between Rudy F. Torjak, Albright National Bank of
             Kingwood, and WesBanco (4)

 10.12       Employment Agreement Effective December 1, 1993, By and    *
             Between Thomas L. Jones, WesBanco and WesBanco Bank South
             Hills (4)

 10.13       Employment Agreement Effective December 1, 1993, By and    *
             Between John W. Moore, Jr., WesBanco and WesBanco Bank
             Wheeling (4)

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
(continued)
-----------

Exhibit             Title                                            Page(s)
-------             -----                                            -------
 10.14       Employment Agreement By and Between The National Bank of   *
             West Virginia, WesBanco, Inc., and C. Barton Loar dated December 30, 1996 (5)

 10.15       Employment Agreement By and Between Brenda H. Robertson,   *
             WesBanco Bank South Hills and WesBanco and dated as of June 30, 1997 (6)

 11          Computation of Earnings Per Share                         25

 12          Ratio of Earnings to Combined Fixed Charges and           26
             Preferred Stock Dividends

 13          1997 Annual Report to Shareholders                     27-55
             The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated
             February 4, 1998, Management Discussion and Analysis of the Consolidated Financial Statements included in the accompanying 1997 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, the 1997
             Annual Report is not to be deemed filed as part of this report. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

 21          Subsidiaries of the Registrant                            56

 22          Proxy Statement for the Annual Shareholders' meeting       *
             held April 15, 1998 (3)

 23.1        Consent of Ernst & Young LLP                              57

 23.2        Consent of Price Waterhouse LLP                           58

 24          Power of Attorney                                      59-61

 27          Financial Data Schedule                                   64

 99.1        Report of Price Waterhouse LLP dated January 25,          62
             1996, except as to the pooling-of-interests with Bank of Weirton which is as of August 30, 1996, on WesBanco, Inc. Consolidated Financial Statements as of December 31, 1995 and for the year then ended
             December 31, 1995

 99.2        Report of Grant Thornton LLP dated October 17, 1996,      63
             on Bank of Weirton Financial Statements as of December 31, 1995 and for the year then ended
             December 31, 1995, not presented separately herein.

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
(continued)
-----------

*      Indicates document incorporated by reference.

(1) This exhibit is being incorporated by reference with respect to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 333-3905 which was filed with the Securities and Exchange Commission on June 20, 1996.
(2) This exhibit is being incorporated by reference with respect to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 33-42157 which was filed with the Securities and Exchange Commission on August 9, 1991.
(3)    This exhibit is being incorporated by reference with respect to a
       Schedule 14A, Definitive Proxy Statement, which was filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.
(4) This exhibit is being incorporated by reference with respect to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 33-72228 which was filed with the Securities and Exchange Commission on November 30, 1993.
(5) This exhibit is being incorporated by reference with respect to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 333-11461 which was filed with the Securities and Exchange Commission on November 6, 1996.
(6) This exhibit is being incorporated by reference with respect to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 333-24171 which was filed with the Securities and Exchange Commission on April 25, 1997.
(7) Incorporated by reference to a schedule 13D filed by WesBanco with the Securities and Exchange Commission on September 22, 1997.

                                 SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1998.

                                              WESBANCO, INC.

                                              By: /s/ Edward M. George
                                                 __________________________
                                                  Edward M. George
                                                  President and Chief
                                                  Executive Officer


                                              By: /s/ Paul M. Limbert
                                                 __________________________
                                                  Paul M. Limbert
                                                  Executive Vice President
                                                  and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 1998.


                                              By: /s/ James C. Gardill
                                                 __________________________
                                                  James C. Gardill
                                                  Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

James E. Altmeyer
Earl C. Atkins
Ray A. Byrd
R. Peterson Chalfant
Christopher V. Criss
James D. Entress
Ernest S. Fragale
James C. Gardill
Edward M. George
                                              By: /s/James C. Gardill
John W. Kepner                                   ___________________________
Frank R. Kerekes                                  James C. Gardill
Robert H. Martin                                  Attorney-in-fact
Eric Nelson
Melvin C. Snyder, Jr.
Joan C. Stamp
Carter W. Strauss
Reed J. Tanner
J. Christopher Thomas
John A. Welty
William E. Witschey