Form 10-Q
period 1998-03-31
WESBANCO INC
filed 1998-05-15
CIK 203596

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998
                ---------------------------------------------

                                     OR

  ___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                     Commission File Number  0-8467
                                            ---------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No ___
    ---
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 20,886,408 shares outstanding at April 30, 1998.

PART 1 -  FINANCIAL INFORMATION
-------------------------------

	Consolidated Balance Sheets at March 31, 1998 and December 31, 1997, and Consolidated Statemets of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 are set forth on the following pages. On March 31, 1998, WesBanco consummated its business combination with Commercial BancShares. All previously presented financial information has been restated to include Commercial BancShares. For further information see Footnote 2.
        In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of what results may be attained for the entire year.
        For further information, refer to the 1997 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

                                WESBANCO, INC.
                        CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                                       March 31,   December 31,
                                                          1998         1997
                                                       ---------   ------------
ASSETS
Cash and due from banks                                $  63,133    $  73,412
Due from banks - interest bearing                          6,541        1,515
Federal funds sold                                        60,450       86,363
Securities:
  Available for sale, carried at market value            471,834      383,010
  Held to maturity (market value of $252,952
      and $249,165, respectively)                        248,435      246,208
                                                      ----------    ---------
          Total securities                               720,269      629,218
                                                      ----------    ---------
Loans (net of unearned income of $1,109 and
        $1,495, respectively)                          1,347,159    1,341,901
Allowance for loan losses                                (20,225)     (20,261)
                                                      ----------    ---------
          Net loans                                    1,326,934    1,321,640
                                                      ----------    ---------
Bank premises and equipment - net                         46,263       45,068
Accrued interest receivable                               18,340       15,579
Other assets                                              38,811       38,748
                                                      ----------   ----------
Total Assets                                          $2,280,741   $2,211,543
                                                      ==========   ==========


LIABILITIES
Deposits:
  Non-interest bearing demand                         $  219,638   $  205,399
  Interest bearing demand                                464,716      432,050
  Savings                                                367,041      366,572
  Certificates of deposit                                790,612      775,846
                                                      ----------   ----------
          Total deposits                               1,842,007    1,779,867
                                                      ----------   ----------
Federal funds purchased and repurchase agreements         89,463       93,342
Other short-term borrowings                               30,213       26,927
Accrued interest payable                                   7,270        7,224
Other liabilities                                         18,227       16,188
                                                      ----------   ----------
Total Liabilities                                      1,987,180    1,923,548
                                                      ----------   ----------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized; none outstanding                              -            -
Common stock, $2.0833 par value; 25,000,000
   shares authorized; 20,997,093 and 20,666,185
   shares issued, respectively                            43,743       43,055
Capital surplus                                           60,631       57,997
Retained earnings                                        190,633      187,424
Treasury stock at cost(107,686 and 56,381
   shares, respectively)                                  (3,261)      (1,675)
Other comprehensive income (market value adjustment)       2,406        1,783
Deferred benefits for employees and directors               (591)        (589)
                                                      ----------   ----------
Total Shareholders' Equity                               293,561      287,995
                                                      ----------   ----------
Total Liabilities and Shareholders' Equity            $2,280,741   $2,211,543
                                                      ==========   ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               WESBANCO, INC.
                     CONSOLIDATED STATEMENT OF INCOME*
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                     For the three months ended
                                                               March 31,
                                                     --------------------------
                                                        1998           1997
INTEREST INCOME                                      -----------    ----------
    Interest and fees on loans                       $   29,650     $   28,938
    Interest on investment securities:
      Taxable                                             7,709          6,529
      Tax-exempt                                          2,308          2,277
                                                     ----------     ----------
Total investment income                                  10,017          8,806
    Other interest income                                 1,023            341
                                                     ----------     ----------
        Total interest income                            40,690         38,085
                                                     ----------     ----------

INTEREST EXPENSE
    Interest on deposits                                 17,189         15,379
    Interest on other borrowings                          1,406          1,087
                                                     ----------     ----------
      Total interest expense                             18,595         16,466

Net interest income                                      22,095         21,619
Provision for loan losses                                   753          1,211
                                                     ----------     ----------
Net interest income after provision for loan losses      21,342         20,408
                                                     ----------     ----------

OTHER INCOME
    Trust fees                                            2,424          1,876
    Service charges and other income                      2,436          2,113
    Net securities gains                                    275              4
                                                     ----------     ----------
      Total other income                                  5,135          3,993

OTHER EXPENSES
    Salaries, wages and employee benefits                 8,843          8,240
    Premises and equipment - net                          2,294          2,321
    Other operating                                       5,038          4,661
                                                     ----------     ----------
      Total other expenses                               16,175         15,222
                                                     ----------     ----------

Income before provision for income taxes                 10,302          9,179
  Provision for income taxes                              3,260          2,580
                                                     ----------     ----------
Net Income                                           $    7,042     $    6,599
                                                     ==========     ==========

Earnings per share                                        $0.34          $0.32

Average shares outstanding                           20,901,998     20,345,624

Dividends per share                                       $0.21          $0.19


* The Consolidated Statement of Income was unchanged by the adoption of SFAS No. 130.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               WESBANCO, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, in thousands, except for shares)


                                                                                             Deferred
                                                                                 Other       Benefits for
                           Comprehensive  Common  Capital  Retained  Treasury Comprehensive  Directors &
                               Income     Stock   Surplus  Earnings   Stock      Income      Employees      Total
------------------------------------------------------------------------------------------------------------------
December 31, 1996                        $31,545  $50,512  $187,777   ($544)        $46      ($855)       $268,481
------------------------------------------------------------------------------------------------------------------
Net income                     $25,211                       25,211                                         25,211
Cash dividends:
  Common (.78 per share)                                    (12,474)                                       (12,474)
  Common by pooled bank
    prior to acquisition                                     (1,929)                                        (1,929)
Stock issued for acquisition                 366    7,519             4,901                                 12,786
Net treasury shares purchased                          82            (6,032)                                (5,950)
Retirement of pooled bank stock
  held by WesBanco                           (17)    (116)                                                    (133)
Stock issued for a 3 for 2 stock
  split effected in the form of a
  50% stock dividend                      11,161            (11,161)
Deferred benefits for directors                                                                (50)            (50)
Principal payment on ESOP debt                                                                 450             450
ESOP borrowing                                                                                (134)           (134)
Market value adjustment on
  investments available for
  sale-net of tax                1,737                                            1,737                      1,737
                               -------
Comprehensive income           $26,948
                               =======
------------------------------------------------------------------------------------------------------------------
December 31, 1997                        $43,055  $57,997  $187,424 ($1,675)     $1,783      ($589)       $287,995
------------------------------------------------------------------------------------------------------------------
Net income                       7,042                        7,042                                          7,042
Cash dividends:
  Common (.21 per share)                                     (3,348)                                        (3,348)
  Common by pooled bank
    prior to acquisition                                       (485)                                          (485)
Stock issued for acquisition                 688    2,613                                                    3,301
Net treasury shares purchased                          21            (1,586)                                (1,565)
Deferred benefits for directors                                                                 (2)             (2)
Market value adjustment on
  investments available for
  sale-net of tax                  623                                              623                        623
                                ------
Comprehensive income            $7,665
                                ======
------------------------------------------------------------------------------------------------------------------
March 31, 1998                           $43,743  $60,631  $190,633 ($3,261)     $2,406      ($591)       $293,561
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)

                                                    For the three months ended
                                                              March 31,
                                                    --------------------------
                                                        1998            1997
                                                    -------------   ----------
Cash flows from operating activities:
Net Income                                               $7,042        $6,599
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                         1,467         1,706
    Provision for loan losses                               753         1,211
    Gains on sales of  securities-net                      (275)           (4)
    Deferred income taxes                                   179           (14)
    Other -- net                                            223          (164)
    Net change in assets and liabilities:
        Interest receivable                              (2,613)         (870)
        Other assets                                        439           957
        Interest payable                                    (12)          104
        Other liabilities                                   933         2,733
                                                       --------      --------
Net cash provided by operating activities                 8,136        12,258
                                                       --------      --------
Cash flows from investing activities:
    Securities held to maturity:
        Proceeds from maturities and calls               10,977        31,419
        Payments for purchases                           (8,272)      (12,171)
    Securities available for sale:
        Proceeds from sales                              11,058           500
        Proceeds from maturities and calls               33,344        20,053
        Payments for purchases                         (134,620)      (27,019)
    Purchase of subsidiary, net of cash acquired          5,137            -
    Net decrease in loans                                15,203           106
    Purchases of premises and equipment-net              (1,753)       (2,260)
                                                      ---------     ---------
Net cash provided by (used in) investing activities     (68,926)       10,628
                                                      ---------     ---------
Cash flows from financing activities:
    Net increase in deposits                             35,470        20,032
    Decrease in federal funds purchased and
       repurchase agreements                             (3,879)       (5,032)
    Increase (decrease) in short-term borrowings          3,286           (88)
    Dividends paid                                       (3,688)       (3,312)
    Purchases of treasury shares-net                     (1,565)       (3,101)
                                                      ---------     ---------
Net cash provided by financing activities                29,624         8,499
                                                      ---------     ---------
Net increase (decrease) in cash and cash equivalents    (31,166)       31,385
Cash and cash equivalents at beginning of period        161,290        94,266
                                                      ---------     ---------
Cash and cash equivalents at end of period             $130,124      $125,651
                                                      =========     =========


For the three months ended March 31, 1998 and 1997, WesBanco paid $18,404 and $15,427 in interest on deposits and other borrowings, and $143 and $17 for income taxes, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                WESBANCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of WesBanco, Inc. ("the Corporation") and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Previously presented financial information has been restated to include Commercial BancShares, Incorporated ("Commercial").

Reclassification: Certain prior year financial information has been reclassified to conform to the March 31, 1998 presentation. The reclassifications had no effect on net income.

Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, due from banks - interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

New accounting standards: On January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". Adoption of the standard is reflected in the Consolidated Statement of Changes in Shareholders' Equity. Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in debt and equity securities.

Note 2 - Completed business combinations
----------------------------------------
	On March 31, 1998, WesBanco and Commercial jointly announced the consummation of the business combination of Commercial with and into WesBanco affiliated companies. As of the consummation date, Commercial reported total assets of approximately $466.1 million and shareholders' equity of $46.4 million. The transaction was accounted for as a pooling-of-interests. In connection with this transaction, the Corporation issued 4,925,042 shares of common stock.
	On March 9, 1998, Commerical consummated its business combination with Gateway Bancshares. Gateway, with total assets of $31.0 million, total loans of $21.8 million and deposits of $26.7 million, was considered immaterial to the financial position and results of operations of WesBanco and, therefore, prior year financial information was not restated.

Note 3 - Divestiture
--------------------
        On March 19, 1998, WesBanco and Hometown Bancshares, Inc. ("Hometown") announced the execution of a Stock Purchase Agreement, providing for Hometown to purchase the Union Bank of Tyler County, a subsidiary of WesBanco. According to the Agreement, the transaction will be structured as a purchase of stock from WesBanco whereby Hometown will acquire 100% of the capital stock of Union at a total purchase price of $9.6 million. Net assets of the Union Bank of Tyler County at March 31, 1998 were $4.9 million. The transaction, which was a condition of regulatory approval for the Commercial combination, is expected to be completed during the second quarter of 1998.

                               WESBANCO, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------
        The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.

                               Earnings Summary
                               ----------------
           Comparison of the three months ended March 31, 1998 and 1997
           ------------------------------------------------------------
	Net income for the three months ended March 31, 1998 was $7.0 million, a 6.1% increase over the same period in 1997. Earnings per share of common stock for the three months ended March 31, 1998 and 1997 were $.34 and $.32,
respectively.   The improvement in earnings during the first quarter resulted primarily from an increase in net interest income after the provision for loan losses and non-interest income.
	Annualized return on average assets was 1.3% for the three months ended March 31, 1998 and 1997. Annualized return on average equity was 9.7% compared to 9.8% for the three months ended March 31, 1998 and 1997, respectively.
	The acquisition of Shawnee Bank on June 30, 1997, which was accounted for under the purchase method of accounting, impacts performance comparisons between the three-month periods ended March 31, 1998 and 1997. Where significant, Management's Discussion reflects the impact of this purchase acquisition on the comparative financial information.

                                 Net Interest Income
                                 -------------------
	During a period of stable market rates, net interest income before the provision for loan losses, for the three months ended March 31, 1998 increased $0.5 million or 2.2% over the same period for 1997. The increase in net interest income resulted from growth in average earning assets of $165.7 million or 8.5% and interest bearing liabilities of $131.2 million or 8.3%. The impact of this growth was partially offset by a reduction in the net tax equivalent yield on average earning assets to 4.5% for the three-month period ended March 31, 1998 from 4.8% for the same period in 1997.
        Growth in average earning assets was comprised primarily of increases in taxable securities of $81.7 million or 19.9% and federal funds sold of $47.6 million or 183.7%. Average rates on these investments remained stable between the three-month periods ended March 31, 1998 and 1997. Average loans increased $26.5 million or 2%, while average rates on loans approximated first quarter 1997 levels. Approximately $10.3 million of the increase in average loans related to the purchase acquisition of Shawnee Bank. Yields on average earning assets decreased to 8.1% from 8.2% between the comparative periods reflecting a shift in balances from higher-yielding loans to investments.

        Growth in average interest bearing liabilities consisted primarily of an increase in average interest bearing deposits of $102.2 million or 6.8%. Within the deposit category, increases in average interest bearing demand of $122.7 million or 35% and average certificates of deposit of $30.3 million or 4%, were partially offset by a reduction in savings balances of $50.8 million or 13.2%. Approximately $28.4 million of the increase in average interest bearing deposits related to the purchase acquisition of Shawnee. The average rate on interest bearing deposits increased 20 basis points to 4.3% from 4.1% between the comparative periods reflecting a shift in balances from savings accounts to higher-yielding money market accounts and certificates of deposit.

                              Other Income
                              ------------
	Other income increased $1.1 million or 28.6%. Trust fee income increased $0.5 million or 29.2%, reflecting increases in the number of accounts under administration, the market value of trust assets, and investment fees associated with the WesMark mutual fund products which were introduced in early 1997. The market value of trust assets approximated $2.3 billion as of March 31, 1998, an increase of $520 million or 29.6% over March 31, 1997. Service charges and other income increased $0.3 million or 15.3% between the three-month periods ended March 31 1998 and 1997, resulting from an increase in activity charges on deposit accounts.

                               Other Expense
                               -------------
	Other expense increased $1.0 million or 6.3%. Salaries and employee benefits increased $0.6 million or 7.3% during the comparative period, due to the purchase acquisition of Shawnee Bank, staffing increases associated with the expansion of WesBanco's mortgage banking affiliate and normal salary adjustments. Other operating expense increased $0.4 million or 8.1% due to professional fees associated with improving fee income levels and operational efficiencies, and expenses relating to the Shawnee Bank purchase.

                               Income Taxes
                               ------------
	A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                         For the three months
                                                             ended March 31,
                                                         --------------------
                                                           1998        1997
                                                           ----        ----
Federal statutory tax rate                                  35%         35%
Tax-exempt interest income from securities
    of states and political subdivisions                    (8)         (9)
State income tax - net of federal tax effect                 3           3
Alternative minimum tax credit
  carryforward recognized                                    -          (3)
All other - net                                              2           2
                                                         ------      ------
Effective tax rate                                          32%         28%
                                                         ======      ======

	The increase in the effective tax rate resulted from the utilization of approximately $0.2 million in credits for prior years' minimum taxes during the first quarter of 1997. These tax credits were fully utilized as of December 31, 1997.

                              Financial Condition
                              -------------------
	Total assets of WesBanco as of March 31, 1998 were $2.3 billion compared to $2.2 billion as of December 31, 1997, an increase of 3.1%.
During the first quarter ended March 31, 1998, WesBanco experienced increases in deposits and investment securities. Loans, including loans held for sale, approximated December 31, 1997 levels. Competitive pricing and marketing of deposit products contributed to a $62.1 million or 3.5% increase in deposits during the first quarter of 1998. Loan volume, while stable overall during the quarter, reflected seasonal reductions in consumer lending.

                               Investment Securities
                               ---------------------
	The following table shows the composition of the investment securities portfolio:

                                                      March 31,   December 31,
(in thousands)                                          1998          1997
                                                     -------------------------
Securities Available for Sale (at market):
------------------------------------------
  U. S. Treasury and federal agency securities           $308,449    $247,042
  Obligations of states and political subdivisions         20,254      20,638
  Corporate securities                                     21,012       8,540
  Mortgage-backed securities                              115,814     100,931
  Other debt and equity securities                          6,305       5,859
                                                        ---------   ---------
    Total available for sale                              471,834     383,010
                                                        ---------   ---------

Securities Held to Maturity (at cost):
--------------------------------------
  U.S. Treasury and federal agency securities              78,366      79,220
  Obligations of states and political subdivisions        167,737     164,684
  Other debt securities                                     2,332       2,304
                                                         --------   ---------
   Total held to maturity (market value of $252,952
      and $249,165, respectively)                         248,435     246,208
                                                         --------   ---------
    Total securities                                     $720,269    $629,218
                                                         ========   =========

	The market value adjustment, before tax effect, in the available for sale securities portfolio reflected unrealized net gains of $4.0 million as of March 31, 1998 compared to unrealized net gains of $2.9 million as of December 31, 1997. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities were held until their respective maturity date, no market value adjustment would be realized.

                                   Loans
                                   -----
	The following table shows the composition of the loan portfolio:


                                                   March 31,   December 31,
(in thousands)                                        1998         1997
Loans:                                           --------------------------
  Commercial                                     $   253,597    $   243,458
  Real Estate - Construction                          37,256         37,743
  Real Estate - Mortgage                             716,370        715,819
  Personal, net of unearned income                   323,617        333,176
  Loans held for sale                                 16,319         11,705
                                                  ----------     ----------
     Loans, net of unearned income                $1,347,159     $1,341,901
                                                  ==========     ==========



	WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans.
	Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans. Impaired loans, including all non-performing loans, are as follows:

                                                  March 31,     December 31,
(in thousands)                                      1998            1997
Nonperforming loans:                              --------------------------
   Nonaccrual                                     $   12,059      $   8,413
   Renegotiated                                        1,517          2,423
   Other classified loans                              5,185          6,292
                                                  ----------      ---------
     Total impaired loans                         $   18,761      $  17,128
                                                  ==========      =========


The average balance of impaired loans during the three months ended March 31, 1998 and year ended December 31, 1997, was approximately $15,254 and $17,514, respectively.

	Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent. Related allowances for loan losses on impaired loans were $3.4 million and $2.6 million as of March 31, 1998 and December 31, 1997, respectively.
	Other real estate owned totaled $6.2 million as of March 31, 1998, compared to $5.6 million as of December 31, 1997. Loans past due 90 days or more decreased to $2.3 million or .2% of total loans as of March 31, 1998 as compared to $3.3 million or .2% of total loans as of December 31, 1997.
	Lending by WesBanco banks is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

                         Allowance for Loan Losses
                         -------------------------
	Activity in the allowance for loan losses is summarized as follows:

                                                        For the three months
                                                           ended March 31,
 (in thousands)                                         --------------------
                                                          1998        1997
                                                        --------    --------
Balance, at beginning of period                          $20,261     $19,102
  Allowance for loan losses of acquired bank                 329
  Charge-offs                                             (1,450)     (1,454)
  Recoveries                                                 332         280
                                                         -------     -------
      Net charge-offs                                     (1,118)     (1,174)

  Provision for loan losses                                  753       1,211
                                                         -------     -------
Balance, at end of period                                $20,225     $19,139
                                                         =======     =======

	The allowance for loan losses as a percentage of total loans was 1.50% as of March 31, 1998 and 1.45% as of March 31, 1997. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. Management believes that the allowance for loan losses as of March 31, 1998 is adequate to provide for potential losses in the portfolio.

                                      Deposits
                                      --------
	Total deposits increased $62.1 million or 3.5% between March 31, 1998 and December 31, 1997. WesBanco continued to experience growth in both money market accounts and certificates of deposit. Through competitive products such as Good Neighbor Banking and the Prime Rate Money Market Account, WesBanco has sustained steady growth in its deposit base over the past several years. However, as these higher-yielding deposits increase, savings balances continue to decline, causing a change in the composition of deposits.

                         Liquidity and Capital Resources
                         -------------------------------
	WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements and to meet its asset and liability management objectives.
	In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans are significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
	WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively.

	At March 31, 1998 and December 31, 1997, all of WesBanco's affiliate banks exceeded the minimum regulatory levels. Capital adequacy ratios are summarized as follows:


                                              March 31,     December 31,
                                                1998           1997
                                              --------------------------
  Tier I capital                                 18.7%         18.7%
  Total risk-based capital                       20.0%         20.0%
  Leverage                                       12.4%         12.5%



                                 Agreement to Merge
                                 ------------------
        On March 24, 1998, the Corporation announced the execution of a definitive Agreement and Plan of Merger providing for the acquisition of Hunter Insurance Agency, Fairmont, West Virginia, in a stock transaction. The transaction will be structured as a purchase transaction by WesBanco.
        Additionally, on March 24, 1998, WesBanco's Board of Directors approved a limited stock purchase plan to begin repurchasing up to 62,500 shares of WesBanco common stock to be used for the purpose of acquiring Hunter Insurance Agency. The timing, price and quantity of purchases will be at the discretion of the Corporation. This program may be discontinued or suspended at any time by the Corporation, however, it will terminate within 30 days subsequent to the consummation of the transaction.

         Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
	Through March 31, 1998, there have been no material changes to the information on this topic as presented in the 1997 Annual Report.

Part II - OTHER INFORMATION
---------------------------
Item 1-5 - Not Applicable
-------------------------
Item 4 - Results of votes of security holders
----------------------------------------------
On April 15, 1998 the Annual Meeting of the Stockholders of WesBanco, Inc. was held.

The following directors were elected to the Board of Directors for a term of three years expiring at the annual stockholders meeting in 2001:
                                                   For            Withheld
                                                ----------       ---------
        1.  James E. Altmeyer                   11,775,838         88,464
        2.  James C. Gardill                    11,830,037         14,271
        3.  Richard K. Riederer                 11,814,542         29,764
        4.  Christopher V. Criss                11,830,183         14,125
        5.  Roland L. Hobbs                     11,829,096         15,212
        6.  J. Christopher Thomas               11,818,506         25,802
        7.  Stephen F. Decker                   11,820,844         23,464
        8.  Eric Nelson                         11,827,445         16,862

The following director was elected to the Board of Directors for a term of one year expiring at the annual stockholders meeting in 1999:
                                                    For           Withheld
                                                ----------        --------
            John R. Scheessele                  11,807,983          14,132

The shareholders voted on a proposed amendment to the Articles of Incorporation for the purpose of increasing the authorized common stock of the Corporation, which the Board of Directors may issue, from 25,000,000 shares to 50,000,000 shares at $2.0833 par value.
                             For              Against            Abstained
                          ----------          --------           ---------
                          11,125,040           496,691             193,734

The shareholders voted on a Key Executive Incentive Bonus and Option Plan.
                              For              Against           Abstained
                          ----------           -------            --------
                          10,373,623           902,598             568,075

Item 6(a) - Exhibits
--------------------
   3  Articles of Amendment to the Articles of Incorporation of WesBanco, Inc.

  10  Key Executive Incentive Bonus and Option Plan*

  27  Financial Data Schedule required by Article 9 of Regulation S-X.

  99 Press release dated March 24, 1998, announcing the execution of a definitive Agreement and Plan of Merger providing for the acquisition of Hunter Insurance Agency.

* This document is being incorporated by reference with respect to Appendix A of the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.

Item 6(b) - Reports on Form 8-K
-------------------------------
       On April 16, 1998, the Registrant filed a current report on Form 8-K, dated March 31, 1998, announcing the consummation of WesBanco's business combination with Commercial BancShares.

SIGNATURES
----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESBANCO, INC.
                                        --------------


May 14, 1998                            /s/ Edward M. George
                                        -------------------------------------
                                        Edward M. George
                                        President and Chief Executive Officer


May 14, 1998                            /s/ Paul M. Limbert
                                        -------------------------------------
                                        Paul M. Limbert
                                        Executive Vice President and Chief
                                        Financial Officer