Form 10-Q
period 1998-06-30
WESBANCO INC
filed 1998-08-13
CIK 203596

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- AND EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998
                --------------------------------------------

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                     Commission File Number  0-8467
                                             ------

                             WESBANCO, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        West Virginia                                  55-0571723
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                                     26003
---------------------------------------                        ---------
(Address of principal executive offices)                       (Zip Code)

                                  304-234-9000
                ---------------------------------------------------
                (Registrant's telephone number, including area code)

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
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 20,913,335 shares outstanding at July 31, 1998.

PART 1 -  FINANCIAL INFORMATION
-------------------------------
   Consolidated Balance Sheets at June 30, 1998 and December 31, 1997, and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 are set forth on the following pages. On March 31, 1998, WesBanco consummated its business combination with Commercial BancShares, Incorporated, Parkersburg, West Virginia. All previously presented financial information has been restated to include Commercial BancShares.
   In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of what results may be attained for the entire year.
    For further information, refer to the 1997 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

                                WESBANCO, INC.
                          CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                                      June 30,   December 31,
                                                        1998         1997
ASSETS                                                ---------- ------------

Cash and due from banks                               $  71,294     $  73,412
Due from banks - interest bearing                         5,230         1,515
Federal funds sold                                       42,961        86,363
Securities:
  Available for sale, carried at market value           456,652       383,010
  Held to maturity (market value of $251,997
    and $249,165, respectively)                         247,962       246,208
                                                      ---------     ---------
          Total securities                              704,614       629,218
                                                      ---------     ---------

Loans (net of unearned income of $901 and
  $1,495, respectively)                               1,335,158     1,341,901
Allowance for loan losses                               (19,906)      (20,261)
                                                      ---------     ---------
          Net loans                                   1,315,252     1,321,640
                                                      ---------     ---------
Bank premises and equipment - net                        46,866        45,068
Accrued interest receivable                              18,015        15,579
Other assets                                             39,084        38,748
                                                     ----------    ----------
Total Assets                                         $2,243,316    $2,211,543
                                                     ==========    ==========


LIABILITIES
Deposits:
  Non-interest bearing demand                        $  206,084    $  205,399
  Interest bearing demand                               497,026       432,050
  Savings                                               320,370       366,572
  Certificates of deposit                               754,957       775,846
                                                     ----------    ----------
          Total deposits                              1,778,437     1,779,867
                                                     ----------    ----------
Federal funds purchased and repurchase agreements       112,515        93,342
Other short-term borrowings                              31,039        26,927
Accrued interest payable                                  7,361         7,224
Other liabilities                                        16,414        16,188
                                                     ----------    ----------
Total Liabilities                                     1,945,766     1,923,548
                                                     ----------    ----------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
    authorized; none outstanding                            -              -
Common stock, $2.0833 par value; 50,000,000 shares
    authorized; 20,996,531 and 20,666,185 shares
    issued, respectively                                 43,742        43,055
Capital surplus                                          60,400        57,997
Retained earnings                                       194,042       187,424
Treasury stock at cost (103,389 and 56,381
    shares, respectively)                                (2,918)       (1,675)
Other comprehensive income (market value adjustment)      2,892         1,783
Deferred benefits for employees and directors              (608)         (589)
                                                     ----------    ----------
Total Shareholders' Equity                              297,550       287,995
                                                     ----------    ----------
Total Liabilities and Shareholders' Equity           $2,243,316    $2,211,543
                                                     ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                        For the three months ended   For the six months ended
                                                  June 30,                    June 30,
                                        --------------------------   ------------------------
                                             1998         1997           1998         1997
                                        ------------  ------------   ------------  ----------
INTEREST INCOME
  Interest and fees on loans              $  29,975     $  29,359      $  59,625   $  58,297
  Interest on investment securities:
    Taxable                                   8,148         6,573         15,857      13,102
    Tax-exempt                                2,439         2,253          4,747       4,530
                                         ----------     ---------      ---------   ---------
  Total investment income                    10,587         8,826         20,604      17,632
  Other interest income                         786           780          1,809       1,121
                                         ----------     ---------      ---------   ---------
    Total interest income                    41,348        38,965         82,038      77,050
                                         ----------     ---------      ---------   ---------

INTEREST EXPENSE
  Interest on deposits                       17,308       15,938          34,497      31,317
  Interest on other borrowings                1,730        1,230           3,136       2,317
                                         ----------    ---------       ---------   ---------
    Total interest expense                   19,038       17,168          37,633      33,634

Net interest income                          22,310       21,797          44,405      43,416

Provision for loan losses                     1,649        1,005           2,402       2,216
                                         ----------    ---------       ---------   ---------

Net interest income after
  provision for loan losses                  20,661       20,792          42,003      41,200
                                         ----------    ---------       ---------   ---------

OTHER INCOME
   Trust fees                                 2,240        1,828           4,664       3,704
   Service charges and other income           7,190        2,231           9,626       4,344
   Net securities gains                          33           82             308          86
                                         ----------    ---------       ---------   ---------
    Total other income                        9,463        4,141          14,598       8,134

OTHER EXPENSE
   Salaries, wages and employee benefits      9,647        8,317          18,490      16,557
   Premises and equipment - net               2,555        2,184           4,849       4,505
   Other operating expense                    6,413        4,712          11,451       9,373
                                         ----------    ---------       ---------   ---------
     Total other expense                     18,615       15,213          34,790      30,435
                                         ----------    ---------       ---------   ---------


Income before provision for income taxes     11,509        9,720          21,811      18,899
  Provision for income taxes                  3,720        2,745           6,980       5,325
                                         ----------    ---------       ---------   ---------
Net Income                               $    7,789    $   6,975       $  14,831   $  13,574
                                         ==========    =========       =========   =========


Earnings per share                            $0.37        $0.35           $0.71       $0.67

Average shares outstanding               20,876,297   20,217,749      20,888,797  20,280,407

Dividends per share                           $0.21       $0.193           $0.42      $0.386



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, in thousands, except for shares)


                                                                                                            Deferred
                                                                                               Other       Benefits for
                                  Comprehensive  Common    Capital   Retained   Treasury   Comprehensive   Directors &
                                      Income     Stock     Surplus   Earnings    Stock         Income       Employees     Total
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1996                               $  31,545   $  50,512  $ 187,777  $   (544)  $     46       $    (855)   $ 268,481
----------------------------------------------------------------------------------------------------------------------------------
Net income                         $    25,211                            25,211                                            25,211
Cash dividends:
  Common ($.786 per share)                                               (12,474)                                          (12,474)
  Common-by pooled bank
    prior to acquisition                                                  (1,929)                                           (1,929)
Stock issued for acquisition                          366       7,519                4,901                                  12,786
Net treasury shares purchased                                      82               (6,032)                                 (5,950)
Retirement of pooled bank stock
  held by WesBanco                                    (17)       (116)                                                        (133)
Stock issued for a 3 for 2 stock
    split effected in the form of a
    50% stock dividend                             11,161                (11,161)
Deferred benefits for directors                                                                                   (50)         (50)
Principal payment on ESOP debt                                                                                    450          450
ESOP borrowing                                                                                                   (134)        (134)
Market value adjustment on
  investments available for sale-
  net of tax effect                      1,737                                                  1,737                        1,737
                                     ---------
 Comprehensive income                $  26,948
                                     =========
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997                               $  43,055   $  57,997  $ 187,424  $ (1,675)  $  1,783       $    (589)   $ 287,995
----------------------------------------------------------------------------------------------------------------------------------

Net income                           $  14,831                            14,831                                            14,831
Cash dividends:
  Common ($.42 per share)                                                 (7,728)                                           (7,728)
  Common-by pooled bank
    prior to acquisition                                                    (485)                                             (485)
Stock issued for acquisitions                         687       2,394                1,883                                   4,964
Net treasury shares purchased                                       9               (3,126)                                 (3,117)
Deferred benefits for directors                                                                                   (19)         (19)
Market value adjustment on
  investments available for sale-
  net of tax effect                      1,109                                                  1,109                        1,109
                                     ---------
 Comprehensive income                $  15,940
                                     =========
----------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                                   $  43,742   $  60,400  $ 194,042  $ (2,918)  $  2,892       $    (608)   $ 297,550
----------------------------------------------------------------------------------------------------------------------------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)


                                                     For the six months ended
                                                              June 30,
                                                     ------------------------
                                                         1998         1997
                                                     -----------   ----------
Cash flows from operating activities:
Net Income                                            $  14,831    $  13,574
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                         2,992        3,029
    Provision for loan losses                             2,402        2,216
    Gains on sales of  securities-net                      (308)         (86)
    Deferred income taxes                                    (4)           7
    Gain on sale of subsidiary                           (4,604)
    Other -- net                                            540          244
    Net change in assets and liabilities:
        Interest receivable                              (2,718)        (444)
        Other assets                                      1,509          789
        Interest payable                                    223          160
        Other liabilities                                (2,458)         247
                                                      ---------    ---------
Net cash provided by operating activities                12,405       19,736
                                                      ---------    ---------

Cash flows from investing activities:
    Securities held to maturity:
        Proceeds from maturities and calls               37,488       59,605
        Payments for purchases                          (48,426)     (22,460)
    Securities available for sale:
        Proceeds from sales                              21,392       20,332
        Proceeds from maturities and calls               96,815       27,513
        Payments for purchases                         (192,007)     (53,152)
    Sale of subsidiary, net of cash sold                 (2,726)          -
    Purchase of subsidiaries, net of cash acquired        3,305        6,635
    Net increase in loans                               (18,426)      (4,477)
    Purchases of premises and equipment-net              (5,180)      (3,461)
                                                      ---------    ---------
Net cash provided by (used in) investing activities    (107,765)      30,535
                                                      ---------    ---------

Cash flows from financing activities:
    Net increase in deposits                             37,957       15,032
    Increase(decrease) in federal funds purchased
       and repurchase agreements                         19,172       (2,235)
    Increase in short-term borrowings                     6,591        4,118
    Dividends paid                                       (7,043)      (6,838)
    Other                                                    (5)         100
    Purchases of treasury shares-net                     (3,117)      (4,856)
                                                      ---------    ---------
Net cash provided by financing activities                53,555        5,321
                                                      ---------    ---------

Net increase(decrease)in cash and cash equivalents      (41,805)      55,592

Cash and cash equivalents at beginning of period        161,290       94,266
                                                      ---------    ---------
Cash and cash equivalents at end of period             $119,485     $149,858
                                                      =========    =========

For the six months ended June 30, 1998 and 1997, WesBanco paid $37,410 and $33,225 in interest on deposits and other borrowings, and $7,754 and $9,542 for income taxes, respectively.



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 WESBANCO, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of WesBanco, Inc. ("the Corporation") and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Previously presented financial information has been restated to include Commercial BancShares, Incorporated ("Commercial"). The business combination of WesBanco and Commercial, which consummated on March 31, 1998, was accounted for under the pooling-of-interests method of accounting. The acquisition of Hunter Insurance Agency, which consummated on June 18, 1998, was accounted for under the purchase method of accounting. WesBanco issued 62,500 shares of common stock held in Treasury in the transaction.

Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, due from banks - interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

Note 2 - Divestiture
--------------------
    On June 30, 1998, WesBanco sold 100% of the common stock in Union Bank of Tyler County ("Union") to Hometown Bancshares, Inc. This transaction fulfilled the regulatory condition that WesBanco divest of Union, which had become affiliated with WesBanco as a result of WesBanco's business combination with Commercial. As of June 30, 1998 Union had total assets of $46.9 million, loans of $22.4 million, deposits of $39.3 million, and shareholders' equity of $5.0 million. WesBanco realized a gain on the sale of Union of $4.6 million, which was recorded in the Consolidated Statement of Income at June 30, 1998 in Service Charges and Other Income.

Note 3 - Incentive Bonus and Stock Option Plan
----------------------------------------------
   On April 15, 1998 WesBanco shareholders approved a Key Executive Incentive Bonus and Option Plan ("The Plan"). The Plan, which has three portions: an Annual Bonus portion, a Long-term Bonus portion and a Stock Option portion, is designed to pay incentive compensation based on achievement of performance goals. Participation in any portion of the Plan is limited to those executive employees of the Company who are in a position to directly influence the achievement of goals set by the Board.

   Incentive compensation under the Annual Bonus portion of the Plan is paid primarily in cash, and under the Long-term Bonus portion, as a combination of stock and cash. Under the Stock Option portion of the Plan, the exercise price of each stock option is equal to fair market value as of the date granted and shall not exceed a term of ten years from the date granted. Each stock option is subject to a vesting schedule which vests such stock option over one or more years based on performance goals.

   As of June 30, 1998, 28,000 stock options have been granted, none of which are vested. Based on the vesting schedule, the first performance measurement period for vesting stock options will be December 31, 1998. WesBanco has reserved 150,000 shares of common stock for issuance under the Plan, which may be adjusted as necessary in the event of a substantial corporate event which affects the number of shares of common stock then outstanding.

Note 4 - Special charges associated with Commercial
---------------------------------------------------
   During the second quarter of 1998, WesBanco recorded approximately $1.6 million in special charges related to the business combination with Commercial and subsequent integration of its operations. These special charges, included in other expense, were comprised of $0.8 million in salary and employee benefit adjustments and $0.8 million in other operating expense, which consists of professional fees, integration and conversion costs, and marketing expenses. WesBanco has paid substantially all of these charges prior to June 30, 1998.

                               WESBANCO, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------
   The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
   Certain information in Management's Discussion and other statements contained in this report, constitute forward-looking statements with respect to WesBanco and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Such statements are subject to factors that could cause actual results to differ materially from those contemplated by such statements including, without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of business, real estate, and consumer lending activities; changes in federal and state regulations; the presence in the Corporation's market area of competitors; or other unanticipated external developments materially impacting the Corporation's operational and financial performance.

                             Earnings Summary
                             ----------------
          Comparison of the six months ended June 30, 1998 and 1997
          ---------------------------------------------------------
   Net income for the six months ended June 30, 1998 was $14.8 million, a 9.3% increase over the same period in 1997. Earnings per share of common stock for the six months ended June 30, 1998 and 1997 were $.71 and $.67, respectively. The improvement in earnings during the second quarter resulted primarily from a $4.6 million gain on the sale of Union Bank of Tyler County ("Union"), which was partially offset by an increase in the provision for loan losses and special charges associated with Commercial.
   Annualized return on average assets was 1.3% for the six months ended June 30, 1998 and 1997. Annualized return on average equity was 10.1% for the six months ended June 30, 1998 and 1997.
   The acquisition of Shawnee Bank on June 30, 1997, which was accounted for under the purchase method of accounting, impacts performance comparisons between the six-month periods ended June 30, 1998 and 1997. Where significant, Management's Discussion reflects the impact of this purchase acquisition on the comparative financial information.

                             Net Interest Income
                             -------------------
   During a period of stable market rates, net interest income before the provision for loan losses, for the six months ended June 30, 1998 increased $1.0 million or 2.3% over the same period for 1997. The increase in net interest income resulted from growth in average earning assets of $159.3 million or 8.2% and interest bearing liabilities of $134.5 million or 8.4%. The impact of this growth was partially offset by a reduction in the net tax equivalent yield on average earning assets to 4.5% for the six-month period ended June 30, 1998 from 4.7% for the same period in 1997.
   Growth in average earning assets was comprised primarily of increases in taxable securities of $98.8 million or 24.4% and loans of $28.5 million or 2.2%. Average rates on taxable investments decreased 22 basis points between the six-month periods ended June 30, 1998 and 1997 while average rates on loans approximated 1997 levels. Approximately $9.0 million of the increase in taxable securities and $10.5 million of the increase in average loans related to the purchase acquisition of Shawnee Bank. Fully taxable equivalent yields on average earning assets decreased slightly to 8.1% from 8.2% between the comparative periods reflecting a shift in balances from higher-yielding loans to investments.
   Growth in average interest bearing liabilities consisted primarily of an increase in average interest bearing deposits of $101.1 million or 6.7%. Within the deposit category, increases in average interest bearing demand of $118.8 million or 32.4%, resulting from growth in Prime Rate Money Market Accounts, and average certificates of deposit of $23.1 million or 3.0%, were partially offset by a reduction in savings balances of $40.8 million or 10.7%. Approximately $28.4 million of the increase in average interest bearing deposits related to the purchase acquisition of Shawnee. The average rate on interest bearing deposits increased approximately 10 basis points to 4.3% from 4.2% between the comparative periods reflecting a shift in balances from traditional savings accounts to higher-yielding money market accounts and certificates of deposit.

                                Other Income
                                ------------
   Excluding the gain on the sale of Union of $4.6 million, other income increased $1.9 million or 22.9%. Trust fees increased $1.0 million or 25.9%, reflecting increases in the number of accounts under administration, the market value of trust assets, and investment fees associated with the WesMark mutual fund products which were introduced in early 1997. The market value of trust assets approximated $2.3 billion as of June 30, 1998, an increase of $372 million or 18.9% over June 30, 1997. Service charges and other income, excluding the gain on the sale of Union, increased $0.7 million or 15.6% between the six-month periods ended June 30, 1998 and 1997 reflecting an increase in activity charges on deposit accounts.

                                 Other Expense
                                 -------------
   Excluding special charges of $1.6 million associated with Commercial, other expense increased $2.8 million or 9.2%, reflecting technology enhancements, the purchase acquisition of Shawnee Bank, and the expansion of WesBanco's mortgage banking affiliate. Technology enhancement projects, including upgrades to the Corporation's Wide Area Network and conversion of the Trust Department's operating system, influenced the respective Other Expense categories through increased overtime, equipment, consulting and training costs. These technology upgrades are expected to improve operating efficiencies in future periods.
   During the six months ended June 30, 1998, WesBanco incurred approximately $1.6 million in expenses related to the business combination with Commercial. These non-recurring expenses consisted of salary and employee benefit costs, conversion and integration costs and professional fees. Associated with conversion and integration costs, WesBanco completed a conversion of Commercial's mainframe computer systems into the WesBanco system during the second quarter. The system conversion has enabled WesBanco to consolidate resources and standardize operating procedures.


                                  Income Taxes
                                  ------------
   A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                          For the six months
                                                              ended June 30,
                                                          -------------------
                                                             1998      1997
                                                             ----      ----
Federal statutory tax rate                                    35%       35%
Tax-exempt interest income from securities
    of states and political subdivisions                      (7)       (8)
State income tax - net of federal tax effect                   4         3
Alternative minimum tax credit
  Carryforward recognized                                      -        (2)
                                                            -----     -----
Effective tax rate                                            32%       28%
                                                            =====     =====

   The increase in the effective tax rate resulted from the utilization of approximately $0.5 million in credits for prior years' minimum taxes during the six months ended June 30, 1997. These tax credits were fully utilized as of December 31, 1997.

                              Financial Condition
                              -------------------
   Total assets of WesBanco as of June 30, 1998 were $2.2 billion, which approximated total assets as of December 31, 1997. During the six month period ended June 30, 1998, WesBanco experienced an increase in investment securities, while loan and deposit balances approximated December 31, 1997 levels. As loan and deposit volume increased during this six-month comparative period, these increases were offset by the divestiture of Union on June 30, 1998.

                           Investment Securities
                           ---------------------
   The following table shows the composition of the investment securities portfolio:

                                                    June 30,    December 31,
                                                      1998          1997
(in thousands)                                     -------------------------
Securities Available for Sale (at market):
------------------------------------------
  U. S. Treasury and federal agency securities       $311,713      $247,042
  Obligations of states and political subdivisions     20,103        20,638
  Corporate securities                                  7,996         8,540
  Mortgage-backed securities                          112,031       100,931
  Other debt and equity securities                      4,809         5,859
                                                    ---------     ---------
    Total available for sale                          456,652       383,010
                                                    ---------     ---------


Securities Held to Maturity (at cost):
--------------------------------------

  U.S. Treasury and federal agency securities          69,876        79,220
  Obligations of states and political subdivisions    174,468       164,684
  Other debt securities                                 3,618         2,304
                                                    ---------     ---------
    Total held to maturity (market value of
       $251,997 and $249,165, respectively)           247,962       246,208
                                                    ---------     ---------
    Total securities                                 $704,614      $629,218
                                                    =========     =========

   The market value adjustment, before tax effect, in the available for sale securities portfolio reflected unrealized net gains of $4.8 million as of June 30, 1998 compared to unrealized net gains of $2.9 million as of December 31, 1997. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.

                                  Loans
                                  -----
   Loans, net of unearned income decreased $6.7 million or 0.5% between June 30, 1998 and December 31, 1997. Loan growth, which occurred primarily in the business loan category, was offset by a decrease of $22.4 million resulting from the sale of Union.

	The following table shows the composition of the loan portfolio:

                                                    June 30,   December 31,
                                                      1998        1997
(in thousands)                                   -------------------------
Loans:
  Business                                        $  259,247   $  243,458
  Real Estate - Construction                          49,569       37,743
  Real Estate - Mortgage                             707,090      715,819
  Personal, net of unearned income                   308,040      333,176
  Loans held for sale                                 11,212       11,705
                                                  ----------   ----------
     Loans, net of unearned income                $1,335,158   $1,341,901
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

                                                      June 30,  December 31,
                                                        1998        1997
(in thousands)                                        ----------------------
Nonperforming loans:
   Nonaccrual                                          $ 10,408     $  8,413
   Renegotiated                                             717        2,423
   Other classified loans                                 5,715        6,292
                                                       --------     --------
     Total impaired loans                              $ 16,840     $ 17,128
                                                       ========     ========



The average balance of impaired loans during the six months ended June 30, 1998 and year ended December 31, 1997, was approximately $16,038 and $17,514, respectively.


   Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent. Related allowances for loan losses on impaired loans were $3.3 million and $2.6 million as of June 30, 1998 and December 31, 1997, respectively.
   Other real estate owned totaled $5.6 million as of June 30, 1998, and December 31, 1997. Loans past due 90 days or more decreased to $1.9 million or .1% of total loans as of June 30, 1998 as compared to $3.3 million or .2% of total loans as of December 31, 1997.
   Lending by WesBanco banks is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

                         Allowance for Loan Losses
                         -------------------------
   Activity in the allowance for loan losses is summarized as follows:

                                                        For the six months
                                                          ended June 30,
                                                        --------------------
                                                          1998        1997
(in thousands)                                          ---------  ---------
Balance, at beginning of period                         $  20,261  $  19,102
  Allowance for loan losses of acquired bank                  329        269
  Allowance for loan losses of sold bank                     (366)
  Charge-offs                                              (3,408)    (2,407)
  Recoveries                                                  688        313
                                                        ---------  ---------
      Net charge-offs                                      (2,720)    (2,094)

  Provision for loan losses                                 2,402      2,216

                                                        ---------  ---------
Balance, at end of period                               $  19,906  $  19,493
                                                        =========  =========

   The allowance for loan losses as a percentage of total loans was 1.49% as of June 30, 1998 and 1.45% as of June 30, 1997. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. The increase in loan charge-offs between the six months ended June 30, 1998 and 1997 related to the write-down of a large business loan in the second quarter of 1998. Management believes that the allowance for loan losses as of June 30, 1998 is adequate to provide for potential losses in the portfolio.

                                    Deposits
                                    --------
   Total deposits decreased $1.4 million or .08% between June 30, 1998 and December 31, 1997, as growth of approximately $38 million was offset by a decrease in deposits of $39.3 million resulting from the sale of Union. During this six-month period, WesBanco experienced growth in both money market accounts and certificates of deposit. Through competitive products such as Good Neighbor Banking and the Prime Rate Money Market Account, WesBanco has sustained growth in its deposit base over the past several years. However, as these higher-yielding deposits increased, traditional savings balances continued to decline, causing a change in the composition of deposits.

                    Liquidity and Capital Resources
                    -------------------------------
   WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements and to meet its asset and liability management objectives.
   In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans are significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
   WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively.
   At June 30, 1998 and December 31, 1997, all of WesBanco's affiliate banks exceeded the minimum regulatory levels. Capital adequacy ratios are summarized as follows:


                                                    June 30,  December 31,
                                                      1998        1997
                                                    ----------------------

  Tier I capital                                      19.0%        18.7%
  Total risk-based capital                            20.3%        20.0%
  Leverage                                            12.4%        12.5%



                              Earnings Summary
                              ----------------
         Comparison of the three months ended June 30, 1998 and 1997
         -----------------------------------------------------------
   Net income for the three months ended June 30, 1998 was $7.8 million, an 11.7% increase over the same period in 1997. Earnings per share of common stock for the three-month period ended June 30, 1998 and 1997 were $.37 and
$.35, respectively.   The increase in earnings during the second quarter
resulted primarily from the gain on the sale of Union coupled with an improvement in net interest income. An increase in the provision for loan losses along with expense related to the business combination with Commercial partially offset these increased earnings.
   Annualized return on average assets was 1.4% for the three-month period ended June 30, 1998 and 1.3% for the three-month period ended June 30, 1997. Annualized return on average equity was 10.6% compared to 10.5% for the three-month period ended June 30, 1998 and 1997, respectively.

                          Net Interest Income
                          -------------------
   During a period of stable market rates, net interest income before the provision for loan losses, for the three-month period ended June 30, 1998 increased $0.5 million or 2.4% over the same period for 1997. The increase in net interest income resulted from growth in quarterly average earning assets of $152.9 million or 7.8% and quarterly interest bearing liabilities of $137.7 million or 8.6%. Approximately $24.7 million of the increase in earning assets and $28.8 million of the increase in interest bearing liabilities related to the purchase acquisition of Shawnee Bank. The impact of this growth on net interest income was partially offset by a reduction in the net tax equivalent yield on average earning assets to 4.5% for the three-month period ended June 30, 1998 from 4.7% for the same period in 1997. Growth in quarterly average earning assets was comprised primarily of increases in taxable securities of $116.2 million or 29.1% and loans of $30.5 million or 2.3%. Yields on taxable securities decreased 26 basis points between the three-month periods ended June 30, 1998 and 1997, while yields on loans approximated second quarter 1997 levels. Yields on average earning assets decreased to 7.8% from 7.9% between the comparative periods reflecting a shift in balances from higher-yielding loans to investments.
   Growth in quarterly average interest bearing liabilities consisted primarily of an increase in interest bearing deposits of $100 million or 6.6%. Within the deposit category, growth in interest bearing demand of $115 million or 30% and average certificates of deposit of $15.8 million or 2.1%, was partially offset by a reduction in savings balances of $30.8 million or 8.2%. The average rate on interest bearing deposits increased to 4.3% from 4.2% between the comparative periods reflecting a shift in balances from savings accounts to higher-yielding money market accounts and certificates of deposit.

                                  Other Income
                                  ------------
   Excluding the gain on the sale of Union of $4.6 million, other income increased $0.7 million or 17.3%. Trust fee income increased $0.4 million or 22.5%, reflecting increases in the number of accounts under administration, the market value of trust assets, and investment fees associated with the WesMark mutual fund products which were introduced in early 1997. Service charges and other income, excluding the gain on the sale of Union, increased $0.4 million or 15.9% between the three-month periods ended June 30, 1998 and 1997, resulting primarily from an increase in activity charges on deposit accounts.

                                 Other Expense
                                 -------------
   Excluding special charges of $1.6 million associated with Commercial, other expense increased $1.8 million or 12.1%. The increase in other expense reflects enhancements in technology, the purchase acquisition of Shawnee Bank and the expansion of WesBanco's mortgage banking affiliate.

                                 Year 2000
                                 ---------
   WesBanco continues its efforts toward Year 2000 compliance. The Year 2000 issue primarily results from computer programs recognizing a two-digit date field rather than four digits to define the year. Computer software or hardware that is date-sensitive may recognize "00" as the Year 1900 instead of the Year 2000 which may cause system failure, miscalculations, and other temporary disruptions of operations.
   A task force, comprised of representatives from each affiliate bank along with the Information Technology Department, was assembled in early 1997 to manage Year 2000 compliance. WesBanco's task force plans to resolve problems associated with the Year 2000 in five phases: awareness, assessment, remediation, testing and implementation. Internal resources were used to visit each of the offices to assess equipment, documents and environmental processes that could be affected by the Year 2000 issue. The awareness and assessment phases are 100% complete.
   Remediation and testing is necessary when vendor-supplied software is not Year 2000 compliant or if compliant, to confirm such determination. To date, customer loan and deposit accounting systems have been certified by the vendor and by an independent third party. Trust accounting and shareholder accounting systems are considered Year 2000 ready/compliant by the appropriate vendor. A few non-customer software applications, which are not Year 2000 ready, are being corrected through either software reprogramming or replacement of the entire application. WesBanco has contacted its major vendors and continues to monitor their plans for Year 2000 readiness. If outside vendors are not Year 2000 compliant, WesBanco believes that it will be able to change to vendors that offer Year 2000 compliant hardware and software. Remediation of operating equipment not related to information technology issues, such as vault doors, off-line teller machines, telephone equipment and communication lines has not been completed. Completion of the remediation and testing phases is scheduled prior to December 31, 1998.
   The Corporation's commercial customers, both for loans and deposits, are being monitored for Year 2000 compliance. Commercial borrowers which are not Year 2000 ready may present repayment risks. Existing large commercial borrowers have been contacted and Year 2000 risks are being evaluated by the lending functions in terms of the borrower's reliance on technology, resources available to address the issue, and the adequacy of a Year 2000 plan. New borrowers are evaluated prior to extensions of credit being approved. In addition, large commercial deposit customers have been contacted regarding Year 2000 readiness.

   WesBanco is currently in the process of completing contingency planning which outlines possible options and remedies to eliminate any disruption of service to customers. These plans will include; contingency planning for internal systems, and/or hardware/software failures caused by vendors non-compliance with Year 2000. The timetable to complete a full set of contingency plans is September 30, 1998. Subsequent to completion, continued revisions will be made to the contingency plans to incorporate changes with internal systems, customer and vendor readiness.
   The Corporation believes that modifications to existing systems, conversion to new systems, and third party assessments and applicable testing will be resolved by the end of the first quarter 1999, and the related costs will not have a material impact on its results of operations or financial condition. WesBanco has no means of ensuring that third parties (suppliers and major commercial customers) with whom it interacts will be Year 2000 ready. The inability of those parties to complete their Year 2000 process could impact the Corporation.
   WesBanco's plans to complete Year 2000 compliance are based upon management's best estimates, which are derived utilizing numerous assumptions of future events including availability of certain internal and external resources, the ability of the Corporation's larger commercial customers to become Year 2000 ready and the readiness of strategic third party vendors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances.

         Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
   Through June 30, 1998, there have been no material changes to the information on this topic as presented in the 1997 Annual Report.

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

   On June 30, 1998, the Registrant filed a current report on Form 8-K, dated June 18, 1998, announcing the consummation of WesBanco's purchase acquisition of Hunter Insurance Agency.

SIGNATURES
----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESBANCO, INC.
                                        --------------


Date:  August 13, 1998                  /s/ Edward M. George
       ---------------                  ------------------------------
                                        Edward M. George
                                        President and Chief Executive Officer

                                        /s/ Paul M. Limbert
Date:  August 13, 1998                  -------------------------------
       ---------------                  Paul M. Limbert
                                        Executive Vice President and Chief
                                        Financial Officer