Form 10-Q
period 1998-09-30
WESBANCO INC
filed 1998-11-17
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- AND EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998
              -------------------------------------------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                      Commission File Number  0-8467
                                             --------

                              WESBANCO, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

        West Virginia                                55-0571723
-------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                              26003
---------------------------------------                 ----------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 20,913,455 shares outstanding at October 31, 1998.

PART 1 - FINANCIAL INFORMATION
------------------------------
Consolidated Balance Sheets at September 30, 1998 and December 31, 1997, and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 are set forth on the following pages.

    On March 31, 1998, WesBanco consummated its business combination with Commercial BancShares, Incorporated, Parkersburg, West Virginia. All previously presented financial information has been restated to include Commercial BancShares.

    In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of what results may be attained for the entire year.

     For further information, refer to the 1997 Annual Report to Shareholder which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

                              WESBANCO, INC.
                       CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                 September 30,    December 31,
                                                     1998            1997
                                                 -------------    ------------
ASSETS
Cash and due from banks                           $    56,253      $    73,412
Due from banks - interest bearing                       5,201            1,515
Federal funds sold                                     34,921           86,363
Securities:
  Available for sale, carried at market value         420,118          383,010
  Held to maturity (market value of $277,135
     and $249,165, respectively)                      270,731          246,208
                                                 ------------     ------------
          Total securities                            690,849          629,218
                                                 ------------     ------------

Loans (net of unearned income of $676
       and $1,495, respectively)                    1,351,681        1,341,901
Allowance for loan losses                             (19,415)         (20,261)
                                                 ------------     ------------
          Net loans                                 1,332,266        1,321,640
                                                 ------------     ------------
Bank premises and equipment - net                      47,594           45,068
Accrued interest receivable                            18,130           15,579
Other assets                                           39,110           38,748
                                                 ------------     ------------
Total Assets                                     $  2,224,324     $  2,211,543
                                                 ============     ============


LIABILITIES
Deposits:
  Non-interest bearing demand                    $    203,344     $    205,399
  Interest bearing demand                             509,673          432,050
  Savings                                             316,014          366,572
  Certificates of deposit                             749,609          775,846
                                                 ------------     ------------
          Total deposits                            1,778,640        1,779,867
                                                 ------------     ------------
Federal funds purchased and
  repurchase agreements                               103,038           93,342
Other short-term borrowings                            12,864           26,927
Accrued interest payable                                7,223            7,224
Other liabilities                                      18,663           16,188
                                                 ------------     ------------
Total Liabilities                                   1,920,428        1,923,548
                                                 ------------     ------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
   shares authorized; none outstanding                   -                 -
Common stock, $2.0833 par value; 50,000,000
   shares authorized; 20,996,531 and
   20,666,185 shares issued, respectively              43,742           43,055
Capital surplus                                        60,309           57,997
Retained earnings                                     197,082          187,424
Treasury stock at cost (83,075 and
   56,381 shares, respectively)                        (2,287)          (1,675)
Other comprehensive income (market value
   adjustment)                                          5,669            1,783
Deferred benefits for employees and directors            (619)            (589)
                                                 ------------     ------------
Total Shareholders' Equity                            303,896          287,995
                                                 ------------     ------------
Total Liabilities and Shareholders' Equity       $  2,224,324     $  2,211,543
                                                 ============     ============



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                 WESBANCO, INC.
                         CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                          For the three months ended    For the nine months ended
                                                 September 30,                 September 30,
                                          --------------------------    -------------------------
                                                1998          1997           1998         1997
                                          -------------  -----------    ------------  -----------
INTEREST INCOME
    Interest and fees on loans             $    29,685   $    29,991    $    89,310   $    88,288
    Interest on investment securities:
      Taxable                                    7,820         6,817         23,677        19,919
      Tax-exempt                                 2,475         2,334          7,222         6,864
                                           -----------   -----------    -----------   -----------
    Total investment income                     10,295         9,151         30,899        26,783
    Other interest income                          768           924          2,577         2,045
                                           -----------   -----------    -----------   -----------
        Total interest income                   40,748        40,066        122,786       117,116
                                           -----------   -----------    -----------   -----------

INTEREST EXPENSE
    Interest on deposits                       17,011        16,592          51,508        47,909
    Interest on other borrowings                1,661         1,286           4,797         3,603
                                           ----------    ----------     -----------   -----------
      Total interest expense                   18,672        17,878          56,305        51,512

Net interest income                            22,076        22,188          66,481        65,604

Provision for loan losses                         503         1,020           2,905         3,236
                                           ----------    ----------     -----------   -----------

Net interest income after
  provision for loan losses                    21,573        21,168          63,576        62,368
                                           ----------    ----------     -----------   -----------

OTHER INCOME
    Trust fees                                  2,166         1,904           6,830         5,608
    Service charges and other income            2,591         2,524          12,217         6,868
    Net securities gains                          502            74             810           160
                                           ----------    ----------     -----------   -----------
      Total other income                        5,259         4,502          19,857        12,636

OTHER EXPENSE
    Salaries, wages and employee benefits       8,333         8,540          25,975        25,097
    Premises and equipment - net                2,306         2,301           7,155         6,806
    Other operating expense                     5,165         5,056          17,464        14,429
                                           ----------    ----------     -----------   -----------
      Total other expense                      15,804        15,897          50,594        46,332
                                           ----------    ----------     -----------   -----------

Income before provision for income taxes       11,028         9,773          32,839        28,672
  Provision for income taxes                    3,602         2,647          10,582         7,972
                                           ----------    ----------     -----------   -----------
Net Income                                 $    7,426    $    7,126     $    22,257   $    20,700
                                           ==========    ==========     ===========   ===========


Earnings per share                              $0.36         $0.34           $1.07         $1.01

Average shares outstanding                 20,908,784    20,662,932      20,895,579    20,404,099

Dividends per share                             $0.21         $0.20           $0.63         $0.59


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                             WESBANCO, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                                                                                     Deferred
                                                                                        Other      Benefits for
                           Comprehensive   Common    Capital   Retained  Treasury   Comprehensive   Directors &
                              Income        Stock    Surplus   Earnings   Stock          Income     Employees      Total
-------------------------------------------------------------------------------------------------------------------------
December 31, 1997                         $43,055    $57,997   $187,424   ($1,675)       $1,783          ($589)  $287,995
-------------------------------------------------------------------------------------------------------------------------

Net income                      $22,257                          22,257                                            22,257
Cash dividends:
  Common ($.63 per share)                                       (12,114)                                          (12,114)
  Common-by pooled bank
    prior to acquisition                                           (485)                                             (485)
Stock issued for acquisition                  687      2,394                1,883                                   4,964
Net treasury shares purchased                            (82)              (2,495)                                 (2,577)
Deferred benefits for directors                                                                            (30)       (30)
Market value adjustment on
 investments available for sale-
 net of tax effect                3,886                                                   3,886                     3,886
                              ---------

 Comprehensive income           $26,143
                              =========
-------------------------------------------------------------------------------------------------------------------------
September 30, 1998                        $43,742    $60,309   $197,082   ($2,287)       $5,669          ($619)  $303,896
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
December 31, 1996                         $31,545    $50,512   $187,777     ($544)          $46          ($855)  $268,481
-------------------------------------------------------------------------------------------------------------------------

Net income                      $20,700                          20,700                                            20,700
Cash dividends:
 Common ($.586 per share)                                        (9,263)                                           (9,263)
 Common-by pooled bank
   prior to acquisition                                          (1,428)                                           (1,428)
Stock issued for acquisition                  366      7,519                4,901                                  12,786
Retirement of pooled bank stock
 held by WesBanco                             (18)      (107)                                                        (125)
Stock issued for a 3 for 2 stock
   split effected in the form of a
   50% stock dividend                      11,161               (11,161)
Net treasury shares purchased                             61               (4,565)                                 (4,504)
Deferred benefits for directors                                                                            (28)       (28)
ESOP borrowing                                                                                            (134)      (134)
Market value adjustment on
  investments available for sale-
  net of tax effect               3,126                                                   3,126                     3,126
                               --------

 Comprehensive income           $23,826
                               ========

-------------------------------------------------------------------------------------------------------------------------
September 30, 1997                        $43,054    $57,985   $186,625     ($208)       $3,172        ($1,017)  $289,611
-------------------------------------------------------------------------------------------------------------------------



Comprehensive income for the three month periods ended September 30, 1998 and 1997 was $10,203 and $9,306, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              WESBANCO, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)


                                                     For the nine months ended
                                                            September 30,
                                                     -------------------------
                                                        1998           1997
                                                     -----------    ----------
Cash flows from operating activities:
Net Income                                            $   22,257    $   20,700
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          4,332         4,658
    Provision for loan losses                              2,905         3,236
    Gains on sales of securities-net                        (810)         (160)
    Deferred income taxes                                    173           153
    Gain on sale of subsidiary                            (4,604)           -
    Other -- net                                              46          (116)
    Net change in assets and liabilities:
        Interest receivable                               (2,833)       (1,489)
        Other assets                                        (500)        1,394
        Interest payable                                      85            40
        Other liabilities                                 (1,470)        1,464
                                                      ----------    ----------
Net cash provided by operating activities                 19,581        29,880
                                                      ----------    ----------

Cash flows from investing activities:
    Securities held to maturity:
        Proceeds from maturities and calls                57,158        79,350
        Payments for purchases                           (94,042)      (42,476)
    Securities available for sale:
        Proceeds from sales                               37,213        26,278
        Proceeds from maturities and calls               168,336        40,671
        Payments for purchases                          (234,559)     (114,743)
    Sale of subsidiary, net of cash sold                  (2,726)           -
    Purchase of subsidiaries, net of cash acquired         4,989         6,635
    Net increase in loans                                (35,944)       (9,640)
    Purchases of premises and equipment-net               (7,229)       (5,988)
                                                      ----------    ----------
Net cash used in investing activities                   (106,804)      (19,913)
                                                      ----------    ----------
Cash flows from financing activities:
    Net increase in deposits                              38,185        27,650
    Increase in federal funds purchased
      and repurchase agreements                            9,694         6,316
    Increase (decrease) in short-term borrowings         (11,584)        8,417
    Dividends paid                                       (11,420)      (10,332)
    Other                                                     10           120
    Purchases of treasury shares-net                      (2,577)       (4,504)
                                                      ----------    ----------
Net cash provided by financing activities                 22,308        27,667
                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents     (64,915)       37,634

Cash and cash equivalents at beginning of period         161,290        94,069
                                                      ----------    ----------
Cash and cash equivalents at end of period             $  96,375     $ 131,703
                                                      ==========    ==========


For the nine months ended September 30, 1998 and 1997, WesBanco paid $56,219 and $50,833 in interest on deposits and other borrowings, and $9,879 and $7,653 for income taxes, respectively.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                WESBANCO, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of WesBanco, Inc. ("the Corporation") and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Previously presented financial information has been restated to include Commercial BancShares, Incorporated ("Commercial"). The business combination of WesBanco and Commercial, which was consummated on March 31, 1998, was accounted for under the pooling-of-interests method of accounting. On June 18, 1998, WesBanco completed the acquisition of Hunter Insurance Agency, issuing 62,500 shares of common stock held in Treasury in a transaction accounted for under the purchase method of accounting.

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

                            WESBANCO, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

    The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report. Previously presented financial information has been restated to include Commercial. For comparative purposes, consideration should be given to the effects of the purchase acquisition of Shawnee Bank on June 30, 1997 and the sale of the Union Bank of Tyler County on June 30, 1998. WesBanco's results of operations and financial position have not been restated to reflect the purchase of Shawnee prior to its acquisition date. Where significant, the effect of Shawnee and Union on the Balance Sheet and Statement of Income comparisons will be discussed.
     Certain information in Management's Discussion and other statements contained in this report, constitute forward-looking statements with respect to WesBanco and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Such statements are subject to factors that could cause actual results to differ materially from those contemplated by such statements including, without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of business, real estate, and consumer lending activities; changes in federal and state regulations; the presence in the Corporation's market area of competitors; or other unanticipated external developments materially impacting the Corporation's operational and financial performance.



                             Earnings Summary
                             ---------------

        Comparison of the nine months ended September 30, 1998 and 1997
        ---------------------------------------------------------------

     Net income for the nine months ended September 30, 1998 was $22.3 million, an 8% increase over the same period in 1997. Earnings per share of common stock for the nine months ended September 30, 1998 and 1997 were $1.07 and $1.01, respectively. The results of operations for the comparative periods were impacted by two non-recurring items, a $4.6 million gain on the sale of Union Bank of Tyler County, which occurred June 30, 1998, and $1.6 million in special charges associated with WesBanco's business combination with Commercial on March 31, 1998. On the Statement of Income, the gain on sale is reflected in the service charges and other income category. Special charges are classified in the respective other expense categories. Annualized return on average assets was 1.3% for the nine months ended September 30, 1998 and 1997. Annualized return on average equity was 10.0% for the nine months ended September 30, 1998 and 1997.

                          Net Interest Income
                          -------------------
     During a period of declining market rates, net interest income before the provision for loan losses, for the nine-month period ended September 30, 1998 increased $0.9 million or 1.3% over the same period for 1997. The increase in net interest income resulted from growth in average earning assets of $131.5 million or 6.7% and interest bearing liabilities of $108.9 million or 6.7%. The impact of this growth on net interest income was partially offset by a reduction in the net tax equivalent yield on average earning assets to 4.5% for the nine-month period ended September 30, 1998 from 4.7% for the same period in 1997.
     Growth in average earning assets was comprised primarily of an increase in taxable securities of $88.8 million or 21.4% and loans of $18.6 million or 1.4%. Approximately $7.0 million of the increase in average loans related to the purchase acquisition of Shawnee, however, the increase was offset by a $7.6 million reduction due to the sale of Union. Average rates earned on taxable investments decreased 16 basis points between the nine-month periods ended September 30, 1998 and 1997 while average rates earned on loans approximated 1997 levels. Fully taxable equivalent yields on average earning assets decreased slightly to 8.0% from 8.2% between the comparative periods, reflecting a shift in balances from higher-yielding loans to investments.
     Growth in average interest bearing liabilities consisted primarily of an increase in average interest bearing deposits of $77.1 million or 5.1%.
Within the deposit category, an increase in average interest bearing demand of $103.6 million or 26.8% and average certificates of deposit of $5.8 million or 0.8%, was partially offset by reductions in average savings balances of $32.4 million or 8.9%. The majority of the growth in interest bearing demand occurred during the fourth quarter 1997 and first quarter 1998 through the competitively priced Prime Rate Money Market Accounts. Certificates of deposit, which increased early in 1998, have decreased during the third quarter, reflecting the competition for high-yielding funds in the current interest rate environment. Approximately $19.3 million of the increase in average interest bearing liabilities related to the purchase acquisition of Shawnee, partially offset by a $12.1 million decrease resulting from the sale of Union. The average rate on interest bearing liabilities increased approximately 10 basis points to 4.4% from 4.3% between the comparative periods. This increase in the cost of funds reflects the customers preference for higher-yielding investment alternatives as the composition of deposits continues to shift from traditional savings accounts to higher-yielding money market accounts.

                              Other Income
                              ------------
     Excluding the $4.6 million gain on the sale of Union and net securities gains, other income increased $2.0 million or 15.8%. Trust fees increased $1.2 million or 21.8%, reflecting increases in the number of accounts under administration, the market value of trust assets, and investment fees associated with the WesMark mutual fund products which were introduced in early 1997.
The market value of trust assets approximated $2.4 billion as of September 30, 1998, an increase of $342.8 million or 16.5% over September 30, 1997.
Service charges and other income, excluding the gain on the sale of Union, increased $.8 million or 10.8% between the nine-month periods ended September 30, 1998 and 1997 reflecting an increase in activity charges on deposit accounts.

                              Other Expense
                              -------------
     Excluding special charges associated with Commercial of $1.6 million, other expense increased $2.7 million or 5.8%, reflecting technology enhancements, the purchase acquisition of Shawnee, and the expansion of WesBanco's mortgage banking affiliate. Technology enhancement projects, including upgrades to the Corporation's Wide Area Network and conversion of the Trust Department's operating system, affected the other expense categories through increased overtime, equipment, consulting and training costs. These factors were partially offset by reductions in other expense resulting from the sale of Union on June 30, 1998. Through the six-month period ended June 30, 1998, Union had generated other expenses of $0.6 million.
     During the six months ended June 30, 1998, WesBanco incurred approximately $1.6 million in expenses related to the business combination with Commercial. These special charges consisted of $0.8 million in salary and employee benefit costs and $0.8 million in conversion, integration and professional expenses. Conversion and integration costs included the conversion of Commercial's mainframe computer systems into the WesBanco systems during the second quarter of 1998.
     In July 1998, WesBanco completed the internal merger of its Barnesville banking affiliate into WesBanco Bank Wheeling. The internal merger of Barnesville as well as the conversion and integration of Commercial has enabled WesBanco to consolidate resources and standardize operating procedures in an effort to improve operating efficiencies in future periods.

                              Income Taxes
                              ------------
     A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                        For the nine months
                                                        ended September 30,
                                                        --------------------
                                                          1998        1997
                                                        ---------  ---------
Federal statutory tax rate                                  35%        35%
Tax-exempt interest income from securities
    of states and political subdivisions                    (7)        (8)
State income tax - net of federal tax effect                 4          3
Alternative minimum tax credit
  Carryforward recognized                                    -         (2)
                                                        ---------  ---------
     Effective tax rate                                     32%        28%
                                                        =========  =========

     The increase in the effective tax rate resulted from the utilization of approximately $0.7 million in credits for prior years' minimum taxes during the nine months ended September 30, 1997. These tax credits were fully utilized as of December 31, 1997.

                             Financial Condition
                             -------------------
     Total assets of WesBanco were $2.2 billion, as of September 30, 1998, which approximated total assets as of December 31, 1997. Following a period of seasonal declines in the first quarter of 1998, WesBanco experienced an increase in loan volume, particularly in business lending, during the second and third quarters. Given the current low-level of interest rates and WesBanco's competitive pricing of loan products, modest growth in loans is expected to continue. During the same time period, deposits moved opposite to loan trends, increasing significantly in the first quarter of 1998, then moderating through September 30, 1998, reflecting intense competition for funds among banks and non-banks in a low interest rate environment. This moderating trend is expected to continue during the fourth quarter of 1998.

                             Investment Securities
                             ---------------------
     The following table shows the composition of the investment securities portfolio:

                                                   September 30, December 31,
                                                        1998          1997
(in thousands)                                     --------------------------
Securities Available for Sale (at market):
------------------------------------------
  U. S. Treasury and federal agency securities         $277,055      $247,042
  Obligations of states and political subdivisions       24,986        20,638
  Corporate securities                                    8,068         8,540
  Mortgage-backed securities                            104,822       100,931
  Other debt and equity securities                        5,187         5,859
                                                     ----------     ---------
    Total available for sale                            420,118       383,010
                                                     ----------     ---------
Securities Held to Maturity (at cost):
  U.S. Treasury and federal agency securities            93,388        79,220
  Obligations of states and political subdivisions      174,048       164,684
  Other debt securities                                   3,295         2,304
                                                     ----------     ---------
    Total held to maturity (market value of
       $277,135 and $249,165, respectively)             270,731       246,208
                                                     ----------     ---------
    Total securities                                   $690,849      $629,218
                                                     ==========     =========

     The market value adjustment, before tax effect, in the available for sale securities portfolio reflected unrealized net gains of $9.4 million as of September 30, 1998 compared to unrealized net gains of $2.9 million as of December 31, 1997. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.

                                     Loans
                                     -----
     Loans, net of unearned income increased $9.8 million or 0.7% between September 30, 1998 and December 31, 1997. Loan growth, which occurred primarily in the business loan category, was partially offset by a decrease of $22.4 million resulting from the sale of Union. As of the June 30, 1998 sale date, Union reported business loans of $8.0 million, real estate loans of $8.3 million, and personal loans of $6.1 million.

     The following table shows the composition of the loan portfolio:

                                              September 30,  December 31,
                                                  1998           1997
(in thousands)                                 ------------  ------------
Loans:
  Business                                      $   262,828   $   243,458
  Real Estate - Construction                         46,919        37,743
  Real Estate - Mortgage                            711,150       715,819
  Personal, net of unearned income                  316,571       333,176
  Loans held for sale                                14,213        11,705
                                                -----------   -----------
     Loans, net of unearned income              $ 1,351,681   $ 1,341,901
                                                ===========   ===========



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

                                                September 30,   December 31,
                                                    1998            1997
(in thousands)                                  -------------   ------------
Nonperforming loans:
   Nonaccrual                                      $  10,519      $   8,413
   Renegotiated                                          708          2,423
   Other classified loans                              7,848          6,292
                                                  ----------     ----------
     Total impaired loans                          $  19,075      $  17,128
                                                  ==========     ==========


The average balance of impaired loans during the nine months ended September 30, 1998 and year ended December 31, 1997, was approximately $17,008 and $17,514, respectively.

     Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent.

Related allowances for loan losses on impaired loans were $3.8 million and $2.6 million as of September 30, 1998 and December 31, 1997, respectively.
     Loans past due 90 days or more increased to $3.8 million or 0.3% of total loans as of September 30, 1998 compared to $3.3 million or 0.2% of total loans as of December 31, 1997.
     Other real estate owned totaled $5.4 million as of September 30, 1998 compared to $5.6 million as of December 31, 1997. On October 15, 1998 WesBanco sold McLure Hotel, Inc., a subsidiary of WesBanco Bank Wheeling, which represented $3.4 million or 63% of the Other Real Estate Owned category. The sale of this non-earning asset, which will be reflected in the fourth quarter financial information, did not have a material effect on the results of operations.
     Lending by WesBanco banks is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

                          Allowance for Loan Losses
                          -------------------------
	Activity in the allowance for loan losses is summarized as follows:

                                                          For the nine months
                                                          ended September 30,
                                                           -------------------
                                                             1998      1997
(in thousands)                                             --------   --------
Balance, at beginning of period                            $ 20,261   $ 19,102
  Allowance for loan losses of acquired/sold banks-net          (37)       269
  Charge-offs                                                (4,569)    (4,105)
  Recoveries                                                    855        848
                                                           --------    -------
      Net charge-offs                                        (3,714)    (3,257)

  Provision for loan losses                                   2,905      3,236
                                                           --------   --------
Balance, at end of period                                  $ 19,415   $ 19,350
                                                           ========   ========

     The allowance for loan losses as a percentage of total loans was 1.44% as of September 30, 1998 and 1.43% as of September 30, 1997. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. The increase in loan charge-offs between the nine months ended September 30, 1998 and 1997 related to the write-down of a large business loan in the second quarter of 1998. Management believes that the allowance for loan losses as of September 30, 1998 is adequate to provide for potential losses in the portfolio.

                                   Deposits
                                   --------
     Total deposits decreased $1.2 million or 0.07% between September 30, 1998 and December 31, 1997, as growth of approximately $38 million was offset by a decrease in deposits of $39.3 million resulting from the sale of Union. During this nine-month period, WesBanco experienced growth early in the year in its Good Neighbor Banking and the Prime Rate Money Market products. However, growth in these products has moderated through September 30, 1998.

     Excluding the effect on deposit balances from the sale of Union, this nine-month period also reflected a shift in deposits, as Prime Rate Money Market accounts increased steadily, traditional savings balances declined and certificates of deposit increased early in the year then declined through the third quarter of 1998. As of the June 30, 1998 sale date, Union reported non-interest bearing demand deposits of $4.8 million, interest bearing demand deposits of $11.2 million, savings of $10.1 million, and certificates of deposit of $13.2 million.

                     Liquidity and Capital Resources
                     -------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements, and to meet its asset and liability management objectives.
     In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans are significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     On October 15, 1998, WesBanco's Board approved a plan, effective immediately, to repurchase up to one million shares of WesBanco common stock on the open market. The timing, price, and quantity of purchases will be at the discretion of the corporation and the program may be discontinued or suspended at any time.
     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively. At September 30, 1998 and December 31, 1997, all of WesBanco's affiliate banks exceeded the minimum regulatory levels. Capital adequacy ratios are summarized as follows:

                                                September 30,    December 31,
                                                    1998            1997
                                                -----------------------------
  Tier I capital                                     19.0%          18.7%
  Total risk-based capital                           20.3%          20.0%
  Leverage                                           12.8%          12.5%

                             Earnings Summary
                             ----------------
      Comparison of the three months ended September 30, 1998 and 1997
      ----------------------------------------------------------------

     Net income for the three months ended September 30, 1998 was $7.4 million, a 4.2% increase over the same period in 1997. Earnings per share of common stock for the three-month periods ended September 30, 1998 and 1997
were $.36 and $.34, respectively.   Annualized return on average assets was
1.3% for the three-month periods ended September 30, 1998 and 1997. Annualized return on average equity was 9.8% for the three-month periods ended September 30, 1998 and 1997.

                             Net Interest Income
                             -------------------
     During a period of declining market rates, net interest income before the provision for loan losses, for the three-month period ended September 30, 1998 remained consistent with the same period for 1997. The net tax equivalent yield on average earning assets decreased slightly to 4.5% for the three-month period ended September 30, 1998 from 4.6% for the same period in 1997. The impact of a reduction in the net yield percentage on net interest income was offset by growth in quarterly average earning assets of $59.9 million or 3.0% and quarterly average interest bearing liabilities of $50.9 million or 3.1%.
     Growth in quarterly average earning assets was comprised primarily of an increase in taxable securities of $61.8 million or 14.2%. Yields on taxable securities increased 3 basis points between the three-month periods ended September 30, 1998 and 1997. Loan growth was offset by a reduction in loan balances resulting from the sale of Union. The tax equivalent yield on average earning assets decreased to 8.1% from 8.2% between the comparative periods reflecting a shift in balances from higher-yielding loans to investments.
     Growth in quarterly average interest bearing liabilities consisted primarily of an increase in interest bearing deposits of $29.1 million or 1.9%. Within the deposit category, growth in the Prime Rate Money Market product, was partially offset by reductions in savings balances and certificates of deposit as well as a decrease in deposit balances due to the sale of Union. The average rate on interest bearing deposits remained stable between the comparative periods.

                               Other Income
                               ------------
     Other income, excluding net securities gains, for the third quarter of 1998 increased $0.3 million or 7.4% compared to the third quarter of 1997. Trust fee income increased $0.3 million or 13.8%, reflecting growth in the number of accounts under administration, the market value of trust assets, and investment fees associated with the WesMark mutual fund products which were introduced in early 1997. Service charges and other income were consistent with the third quarter of 1997.
     The increase in net securities gains for the comparative periods resulted from sales of callable agency and mortgage-backed securities during the third quarter of 1998. During this period of declining interest rates, the Corporation was able to realize gains while minimizing the risk of reinvestment at lower yields.


                                Other Expense
                                -------------
     Other expense for the third quarter of 1998 approximated the third quarter of 1997 levels. Although other expense was consistent between comparative periods certain increasing and decreasing factors occurred. Increasing factors included several technology enhancement projects and the expansion of the Corporation's mortgage banking affiliate. Decreasing factors included improved operating efficiencies resulting from the integration of Commercial and a general reduction in the other expense categories resulting from the sale of Union.

                       Year 2000 Readiness Disclosure
                       ------------------------------
     The Year 2000 issue primarily results from computer software or hardware that is date-sensitive and may recognize "00" as the Year 1900 instead of the Year 2000 which may cause system failure, miscalculations and other temporary disruptions of operations.
     WesBanco's Year 2000 Task Force, which includes independent consultants and an outside Board member, has completed the Awareness, Assessment and Remediation phases of this project. The term "Mission Critical" identifies the software applications that must be continuously operable to support WesBanco's customer processing requirements.
     Mission Critical vendor supplied and maintained application software includes accounting for Deposits, Loans, General Ledger, Shareholder Accounting, Charge Cards and ATM/Debit Cards. The Loans, Deposits and General Ledger Systems have been certified as Year 2000 compliant by an independent third party. Vendors of the other systems, noted above, have represented applicable Year 2000 testing has been performed and determined their systems to be Year 2000 compliant. Testing of other Mission Critical software applications is 20% complete with the expectation that validation and implementation will be substantially complete by December 31, 1998. Approximately 95% of the "Non-Mission Critical" software applications are also vendor supplied and maintained and WesBanco has been receiving the "Year 2000 Compliant" software releases and upgrades on an acceptable schedule delivered or promised by our vendors.
     All mainframe computers as well as computer equipment attached to WesBanco's "Wide Area Network" have been successfully tested as Year 2000 Compliant. The Task Force is now in the process of testing all equipment not related to information technology, such as vault doors, calculators, heating and air conditioning systems, telephone and communication lines and other issues that need validated.

     During the validation "Testing" of our Mission Critical systems, an individualized contingency plan is being developed for Mission Critical software systems and suppliers. These individual plans will provide guidance and/or alternate solutions if a failure should occur. Contingency planning is continually being updated based upon information obtained from internal testing and communication with vendors.
     WesBanco's large commercial customers and non-technology vendors such as utilities, governments, etc., have been assessed for their capability to resolve the Year 2000 issues and attain compliance. Risk ratings have been assigned to customers and non-technology vendors, with high risk accounts being revisited on a periodic basis. Year 2000 issues and readiness are considered and evaluated for all new large customers and non-technology vendors.
     The Trust operations department of WesBanco is concentrating their resources between two separate Year 2000 issues. An independent consultant has been hired to direct the validation of their main operating software, a vendor supplied and maintained program, in an effort to appropriately process the critical Year 2000 dates with a scheduled completion date in early 1999. The second effort focuses on the development of a plan to evaluate and/or assess Trust account holdings. The objective is to locate account holdings that may contain significant Year 2000 risks to customers and/or WesBanco. This monitoring, account assessment and validation will continue throughout most of 1999.
     Management of WesBanco believes it is taking the appropriate steps to identify and resolve the Year 2000 issues in a timely manner. As noted above, WesBanco has not yet completed all necessary phases of its Year 2000 program. In the event that WesBanco does not receive Year 2000 ready software from its third party vendors, certain customer transactions may not be processed in a timely manner. WesBanco anticipates modifications to third party systems and applicable testing will be resolved by the end of the first quarter 1999. WesBanco has no means of ensuring that third parties (suppliers and major commercial customers) with whom it interacts will be Year 2000 ready. The inability of those parties to complete their Year 2000 process could impact WesBanco as well.
     Plans to complete Year 2000 compliance are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including availability of certain internal and external resources, the ability of WesBanco's larger commercial customers to become Year 2000 compliant and the readiness of strategic third party vendors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances. Costs of becoming Year 2000 ready will not have a material impact on WesBanco's results of operations or financial condition.

     All previous communications in prior Securities and Exchange Commission filings concerning WesBanco's Year 2000 program are hereby retroactively designated as "Year 2000 Readiness Disclosures" pursuant to the provisions of the Year 2000 Information and Readiness Disclosure Act.




         Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
     Through September 30, 1998, there have been no material changes to the information on this topic as presented in the 1997 Annual Report.





Part II - OTHER INFORMATION
---------------------------
Item 1-5 - Not Applicable
-------------------------
Item 6(a) - Exhibits
--------------------


     27 Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
-------------------------------
     The Corporation filed no current reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES
----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WESBANCO, INC.



November 13, 1998                     /s/ Edward M. George
                                      -------------------------------------
                                      Edward M. George
                                      President and Chief Executive Officer


November 13, 1998                     /s/ Paul M. Limbert
                                      ------------------------------------
                                      Paul M. Limbert
                                      Executive Vice President and Chief
                                      Financial Officer