Form 10-K
period 1998-12-31
WESBANCO INC
filed 1999-03-11
CIK 203596

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                                FORM 10-K

(Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the Fiscal Year Ended December 31, 1998
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission File Number	0-8467
                       --------
                               WESBANCO, INC.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

        WEST VIRGINIA                                   55-0571723
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

      1 Bank Plaza, Wheeling, WV                            26003
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    304-234-9000
                                                     -----------------
Securities registered pursuant to Section 12(b) of the Act:     None
                                                            -----------
Securities registered pursuant to Section 12(g) of the Act:

     Title of each class             Name of each Exchange on which registered
------------------------------       -----------------------------------------
Common Stock $2.0833 Par Value       National Association of Securities
                                       Dealers, Inc.
Nonredeemable Preferred Stock        None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ---
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X        No
                                                     -------        -------
The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on February 26, 1999 was approximately $509,801,104.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 26, 1999, there were 20,534,227 shares of WesBanco, Inc. Common stock $2.0833 par value, outstanding.

                                 WESBANCO, INC.
                                TABLE OF CONTENTS

ITEM #          ITEM                                                 PAGE(S)
------          ----                                                 -------
		Part I
                ------

    1           Business                                                3

    2           Properties                                              7

    3           Legal proceedings                                       7


    4           Submission of matters to a vote of security holders    N/A

		Part II
                -------
    5		Market for the registrant's common equity and
                    related stockholder matters                         8

    6           Selected financial data                                 9

    7		Management's discussion and analysis of financial
                    condition and results of operations                 9

    8           Financial statements and supplementary data            24

    9		Changes in and disagreements with accountants on
                    accounting and financial disclosure                N/A

		Part III
                --------
   10           Directors and Executive Officers of the registrant     46

   11           Executive compensation                                 46

   12		Security ownership of certain beneficial owners and
                    management                                         47

   13           Certain relationships and related transactions         47

		Part IV
                -------
   14		Exhibits, financial statement schedules and reports
                    on Form 8-K                                        47

                                    PART I
                                    ------
Item 1.  Business
-----------------
General
-------
     WesBanco, a multi-bank holding company headquartered in Wheeling, WV, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage, mortgage banking and insurance. Most affiliates operate automated teller machines primarily under the name of MAC. The banking machines are linked to CIRRUS, a nationwide banking network.
     The Corporation's primary business function is the operation of four banking affiliates through 59 offices located in West Virginia and Eastern Ohio. The four banking affiliates are headquartered in major West Virginia cities and include, WesBanco Bank Wheeling, WesBanco Bank Fairmont, WesBanco Bank Parkersburg and WesBanco Bank Charleston with total assets as of
December 31, 1998 of $1.1 billion, $515.6 million, $439.2 million and $146.0 million, respectively. WesBanco provides trust services through one of the largest trust departments in West Virginia. As of December 31, 1998, the market value of trust assets was $2.8 billion.
     Other business activity occurs through the Corporation's non-bank affiliates. WesBanco Mortgage Company, a mortgage banking affiliate that originated approximately $100 million in residential mortgage loans during 1998, is headquartered in South Charleston. Hunter Agency, Inc. is a multi-line independent insurance agency specializing in property, casualty
and life insurance for personal and commercial clients.   Hunter was acquired
during 1998 and is headquartered in Shinnston, WV. CommBanc Investments, Inc., a full service brokerage affiliate that was part of the acquisition of Commercial BancShares, is located in Marietta, Ohio.
     There are approximately 1,093 full time equivalent employees employed by all WesBanco affiliates as of December 31, 1998.
     On March 31, 1998, WesBanco completed its acquisition of Commercial BancShares, Incorporated issuing 4,594,134 shares of stock in a transaction accounted for as a pooling of interests. All previously presented financial information has been restated to include Commercial BancShares. As of the transaction date, Commercial BancShares reported total assets of approximately $466.1 million.
     On November 10, 1998, WesBanco and The Heritage Bank of Harrison County announced the execution of a definitive Agreement and Plan of merger providing for the merger of Heritage, a unit-bank located in Clarksburg, WV, with and into WesBanco Bank Fairmont. The transaction, which will be accounted for under the purchase method of accounting, is expected to be completed during the second quarter of 1999. As of December 31, 1998, Heritage reported total assets of approximately $33.1 million.
     The Corporation has reported to its shareholders that it may engage in other activities of a financial nature authorized by the Federal Reserve Board through a subsidiary, or through acquisition of established companies.
     As of December 31, 1998, none of the affiliates were engaged in any operations in foreign countries and none has had transactions with customers in foreign countries.

Competition
-----------
     Each affiliate faces strong competition for local business in its respective market areas. Competition exists for new loans and deposits, in the scope and types of services offered, and the interest rates paid on time deposits and charged on loans, mortgage banking services and in other aspects of banking. The affiliate banks encounter substantial competition not only from other commercial banks but also from other financial institutions. Savings banks, savings and loan associations, brokerage business and credit unions actively compete for deposits and loans. Such institutions, as well as consumer finance companies, insurance companies and other enterprises, are important competitors for various types of lending business. In addition, personal and corporate trust services and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals.

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

     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Regarding the assessment rates under the assessment system, on November 20, 1996, the FDIC voted to retain the existing Bank Insurance Fund ("BIF") assessment schedule of 0 to 0.27% (annual rate), and to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC eliminated the statutory minimum annual assessment of $2,000. Each WesBanco Bank was subject to the FICO special assessment at an annual rate of 1.20% during 1998. No assessment was paid to the BIF for 1998.

Federal Deposit Insurance Corporation Improvement Act of 1991
-------------------------------------------------------------
     In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.
     Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
     Rules adopted by the Federal banking agencies under FDICIA provide that an institution is deemed to be: "well capitalized" if the institution has a total (Tier 1 plus Tier II) risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; "adequately capitalized" if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution; "undercapitalized" if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; "significantly undercapitalized" if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
     At December 31, 1998, WesBanco and all of its bank subsidiaries qualified as well-capitalized based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.
     The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institutions were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
     The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe and unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
     FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The Federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.
     FDICIA also contains a variety of other provisions that may affect the operation of WesBanco, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Capital Requirements
--------------------
     The risk-based capital guidelines for bank holding companies and banks adopted by the Federal banking agencies were phased in at the end of 1992.
The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) under the fully phased-in guidelines is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stocks, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the reserve for credit losses.
     In addition, the Federal Reserve Board has established minimum leverage ratio (Tier I capital to total average assets less goodwill and certain other intangibles) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3.0% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of Tier I capital, less intangibles not deducted from Tier I capital, to total assets, less all intangibles. Neither WesBanco nor any of its bank subsidiaries has been advised of any specific minimum leverage ratio applicable to it.
     As of December 31, 1998, all of WesBanco's banking subsidiaries had capital in excess of all applicable requirements.

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

Item 2.  Properties
-------------------
     The Registrant's affiliates generally own their respective offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective
West Virginia offices are located in Wheeling, McMechen, Follansbee, Wellsburg, Weirton, New Martinsville, Paden City, Sistersville, Elizabeth, Charleston, South Charleston, Dunbar, Sissonville, Parkersburg, Ravenswood, Ripley, Pennsboro, Ellenboro, Harrisville, Cairo, Kingwood, Fairmont, Morgantown, Shinnston, Bridgeport and Masontown. The Ohio bank offices are located in Marietta, Barlow, Devola, Barnesville, Bethesda, St. Clairsville, Woodsfield and Beallsville. During the fourth quarter of 1997, WesBanco acquired property in Charleston, West Virginia, where a new office will be constructed to facilitate WesBanco's expansion in the downtown area. Consolidated investment in net bank premises and equipment at December 31, 1998 was $48.0 million.
     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Wheeling. The building contains approximately 100,000 square feet. During 1998, an office building located adjacent to the main office was acquired by WesBanco Properties, an affiliate of WesBanco. A portion of the building, which is currently being renovated, will be used for expansion of the main office operations.
     At various building locations, WesBanco rents and will continue to look for opportunities to rent office space to unrelated businesses. Rental income increased substantially during 1998 due to new rental agreements at several
locations.   Rental income generated during 1998 totaled $545,000 compared to $244,000 during 1997.

Item 3.  Legal Proceedings
--------------------------
     Reference has been made in prior filings to the case styled Tankovits v. Glessner, et al., Civil Action No. 96-C-59(W), presently pending in the Circuit Court of Ohio County, West Virginia. This is a suit by a trust beneficiary against the Wesbanco Bank Wheeling, the Plaintiff's uncle, the Plaintiff's mother and certain family owned corporations, and arises out of the administration of the estate of the Plaintiff's grandfather. The Plaintiff's uncle and mother served as Co-Executors of the grandfather's estate, and the Complaint alleges various torts, including self-dealing, breach of fiduciary duty and negligence. The bank is a Co-Trustee, along with the mother and the uncle, of two trusts which were to receive benefits upon completion of the administration of the estate. The Co-Executors elected to pay the estate tax in installments over a 15-year period and, accordingly, made no distributions to the trust from the estate. The Complaint has asserted a duty on the part of the bank to supervise the Co-Executors in the administration of the estate, even though the bank had no fiduciary capacity in the administration of the estate. The Complaint seeks certain equitable relief, compensatory and punitive damages in the amount of $10,000,000.00. The case continues in discovery and the bank is
vigorously defending the case.   The bank believes that it did not breach any
fiduciary duties owed to the Plaintiff under the circumstances of the case and believes that it did not have a duty, as a matter of law, to supervise the administration of the estate by the Co-Executors.
     Wesbanco Bank Wheeling has also been named as a Defendant in a case styled Travelers v. Wesbanco Bank Wheeling and Coopers & Lybrand, under Civil Action No. 98-C-225, presently pending in the Circuit Court of Ohio County, West Virginia. In this action, Travelers, as subrogee of Wheeling-Nisshin, seeks to recover certain losses incurred by it over the embezzlement of funds by a former financial officer of Wheeling-Nisshin. The losses were generated through forged checks. Travelers has sued the bank alleging a violation of the properly payable rule of the Uniform Commercial Code, even though the officer involved was a designated financial officer of Wheeling-Nisshin, reconciled checking accounts and had access to facsimile signatures used by Wheeling-Nisshin. The bank believes that it has a substantial defense to the claims of Travelers and is vigorously defending the case. The claimed losses are equivalent to the amount of the loss incurred by Travelers, $750,000.00, plus interest. The bank has filed a Motion to Dismiss the case which is pending hearing before the Court.

     A Declaratory Judgment suit was filed on behalf of affiliate bank, Wesbanco Bank Parkersburg, in the United States District Court for the Southern District of West Virginia, under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an executive supplemental income plan maintained by several former affiliate banks of Commercial BancShares, Incorporated acquired by Wesbanco on March 31, 1998. The Complaint seeks a determination of the rights of the participants under this supplemental benefit plan. The Bank believes that it has correctly interpreted and applied the benefit plan in accordance with the terms of the plan and has relied upon the recommendations of its third party administrator in making such determinations. Certain named former employees who are participants in the plan have filed a counterclaim asserting a different interpretation of the plan. The case is currently in discovery. It is not anticipated that the parties will be able to amicably reconcile the differences in interpretation of the plan provisions.


                                   PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
--------------------------------------------------------------------------
         Matters
         -------
     WesBanco's common stock is quoted on The Nasdaq Stock Market (Nasdaq), with a trading symbol of WSBC. The approximate number of holders of WesBanco's $2.0833 par value common stock as of December 31, 1998 was 5,577. The number of holders does not include WesBanco employees who have had stock allocated to them through the Corporation's KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

Quarterly price information, reflecting high and low sales prices as reported by Nasdaq and quarterly dividends per share for 1998 and 1997 are as presented below:


                                  1998                         1997
                       ----------------------------  ------------------------
                                           Dividend                  Dividend
                         High      Low     Declared   High    Low    Declared
                       ------------------------------------------------------
4th quarter             $30.00   $25.38     $.210    $31.25  $27.50   $.200
3rd quarter              28.25    22.00      .210     30.50   25.75    .200
2nd quarter              30.94    23.88      .210     27.17   21.33    .193
1st quarter              31.13    27.00      .210     22.17   21.17    .193
=============================================================================

Item 6.  Selected Financial Data
--------------------------------

                    FIVE YEAR SELECTED FINANCIAL SUMMARY
-----------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                               December 31,
                                      ----------------------------------------------------------
                                          1998        1997        1996        1995        1994
Per Share Information:
Cash dividends declared per share          $0.84      $0.786       $0.72       $0.64      $0.573
Book value per share                       14.35       13.97       13.17       12.33       11.37
Average common shares outstanding     20,867,193  20,461,742  19,855,791  19,824,740  19,966,919

Selected Balance Sheet Information:
Total Investment Securities           $  680,550  $  629,218  $  600,330  $  609,712  $  672,043
Net Loans                              1,353,920   1,321,640   1,305,766   1,140,950   1,051,385
Total Assets                           2,242,712   2,211,543   2,090,750   1,934,675   1,905,055
Total Deposits                         1,787,642   1,779,867   1,702,660   1,595,428   1,578,545
Total Shareholders' Equity               296,483     287,995     268,527     245,199     225,913

Selected Ratios:
Return on Average Assets                    1.26%       1.18%       1.31%       1.31%       1.18%
Return on Average Equity                    9.55        8.99       10.48       10.53        9.85
Dividend Payout Ratio                      61.76       63.90       54.96       50.79       51.16
Average Equity to Average Assets           13.16       13.15       12.47       12.48       11.98

Trust Assets, at market value          2,774,906   2,099,821   1,712,280   1,450,257   1,205,802


	                                         For the years ended December 31,
                                      ----------------------------------------------------------
Summary Statement of Income:              1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------------
Interest income                         $162,718    $157,790    $144,383    $138,507    $128,653
Interest expense                          73,925      70,005      61,612      59,122      49,281
------------------------------------------------------------------------------------------------
Net interest income                       88,793      87,785      82,771      79,385      79,372
Provision for loan losses                  4,392       5,574       4,795       3,206       6,490
------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                        84,401      82,211      77,976      76,179      72,882
Other income                              25,715      17,701      15,657      14,385      13,043
Other expenses                            68,308      65,182      57,043      55,683      55,826
------------------------------------------------------------------------------------------------
Income before income taxes                41,808      34,730      36,590      34,881      30,099
Provision for income taxes                13,495       9,519      10,648       9,832       7,809
------------------------------------------------------------------------------------------------
Net Income                               $28,313     $25,211     $25,942     $25,049     $22,290
================================================================================================
Preferred stock dividends and accretion  $   ---     $   ---     $   ---     $   164     $   387
Net Income applicable to common stock     28,313      25,211      25,942      24,885      21,903
Earnings per share                          1.36        1.23        1.31        1.26        1.12
================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

     Management's Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, presented in Part II, item 8 of this document.
     Certain information in Management's Discussion and other statements contained in this report, which are not historical facts, may be forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, and consumer loan customers and their lending activities; changes in federal and state regulations; the presence in the Corporation's market area of competitors with greater financial resources than the Corporation; or other unanticipated external developments materially impacting the Corporation's operational and financial performance.


                               OVERVIEW
-----------------------------------------------------------------------------

     Earnings for 1998 were $28.3 million or $1.36 per share, up 12.3% from $25.2 million or $1.23 per share in 1997. The increase in earnings was highlighted by an increase in activity charges and Trust fees, a $4.6 million gain on the sale of Union Bank of Tyler County, a moderate improvement in net interest income driven primarily by balance sheet growth, gains on sales of securities and a reduction in the provision for loan losses reflecting improved credit quality. Partially offsetting these improvements to earnings was an increase in non-interest expenses, which resulted primarily from the business combination with Commercial BancShares.
     The average balance sheet reflected increases in average earning assets of 5.8% and average interest bearing liabilities of 5.3% between 1998 and 1997. Growth in earning assets occurred in the securities portfolio early in the year, however, by the third and fourth quarter had shifted to business and mortgage loans. Growth in interest bearing liabilities was affected early in the year by increases in WesBanco's Prime Rate Money Market deposits and Good Neighbor Banking CD's. This trend moderated during the second half of the year.
     During 1998, WesBanco continued its expansion efforts through its business combination with Commercial BancShares, acquisitions of Hunter
Agency and Simons Insurance Agency, and the signing of an Agreement to merge Heritage Bank of Harrison County into a WesBanco affiliate. Additionally, the Corporation initiated a stock repurchase plan to repurchase up to one million shares of WesBanco common stock, introduced two new WesMark mutual funds and began extensive construction projects; renovating a building to expand office capacity in Wheeling, WV and constructing a new branch facility in Charleston, WV.
     Historical financial results have been restated to reflect WesBanco's pooling of interests business combination with Commercial BancShares. However, prior periods have not been restated to reflect the divestiture of Union Bank of Tyler County on June 30, 1998, as well as the purchase acquisitions of Vandalia National Corporation, acquired December 30, 1996, and Shawnee Bank, Inc., acquired June 30, 1997. The purchase acquisitions and divestiture impacted performance comparisons between 1998 and prior periods. Where material, the impact of these events is discussed.



                            RESULTS OF OPERATIONS
                             NET INTEREST INCOME
-----------------------------------------------------------------------------

     Following a period of stability during much of 1997 through the third quarter of 1998, short-term interest rates declined during the fourth quarter of 1998, reflecting the Federal Reserve's action to lower the Federal funds rate 100 basis points. Long-term interest rates steadily declined during 1997 and 1998. WesBanco and most other banks reacted to these declining trends by lowering its base lending rate in the fourth quarter of 1998 to 7.75% from 8.50%. Previously, the base rate had not changed since early 1997.
     Taxable equivalent net interest income rose $1.3 million or 1.4% during 1998, caused by deposit growth early in the year and strong third and fourth quarter loan growth which changed the mix of earning assets. Average earning assets increased $115.7 million or 5.8% in 1998 compared to 1997. The net yield on earning assets (taxable equivalent net interest income as a percentage of earning assets) decreased 20 basis points during 1998, reflecting a slowdown in loan demand early in the year, a shift in deposits to higher-priced products, and a decline in interest rates.
     Taxable equivalent interest income rose $5.2 million or 3.2% during 1998, reflecting growth in average securities of $94.3 million or 15.7%. The taxable equivalent yield on average securities decreased 22 basis points from 6.85% to 6.63% during the year, a result of maturities in higher yielding securities
and lower rate reinvestment opportunities.   Average loan growth was moderate
for the year, increasing only $18.2 million or 1.4%. Average loan yields decreased approximately 10 basis points to 8.77% for 1998 compared to 8.87% for 1997. Loan growth during the second half of 1998, occurring primarily in the mortgage and business loan portfolios, changed the mix of assets and stabilized the net yield on earning assets in the fourth quarter.

     Management expects the strong fourth quarter loan demand to extend through 1999. However, the positive net interest margin impact expected from this loan growth will be softened by competitive pressure to make interest rate adjustments on loan and deposit products.
     Interest expense increased $3.9 million or 5.6% during 1998, driven by growth in Prime Rate Money Market deposits. During the year, average interest-bearing liabilities increased $86.0 million or 5.3% over 1997. Average interest-bearing demand deposits, which include Prime Rate MMDA's, increased $100.8 million or 25.6% over the prior year, while average savings balances declined by $40.2 million or 10.9%, creating a change in the mix of deposits. The average rate paid on interest-bearing liabilities was consistent with the 1997 level of 4.3%.

The average balance sheet and analysis of net interest income are as follows:



                                                            For the years ended December 31,
                                    ---------------------------------------------------------------------------------------
                                               1998                         1997                           1996
                                    ---------------------------   --------------------------   ----------------------------
                                    Average             Average   Average            Average   Average              Average
(dollars in thousands)               Volume   Interest    Rate     Volume   Interest   Rate     Volume     Interest   Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Total loans                       $1,354,680  $118,766   8.77%   $1,336,469 $118,540   8.87%  $1,215,508  $107,428   8.84%
Investment securities:
 Taxable                             502,379    31,205   6.21       420,825   27,045   6.43      445,834    26,471   5.94
 Tax-exempt                          191,363     9,592   5.01       178,597    9,121   5.11      159,346     8,352   5.24
---------------------------------------------------------------------------------------------------------------------------
  Total investment securities        693,742    40,797   5.88       599,422   36,166   6.03      605,180    34,823   5.75
Federal funds sold                    58,474     3,155   5.40        55,320    3,084   5.57       39,148     2,132   5.45
---------------------------------------------------------------------------------------------------------------------------
  Total earning assets             2,106,896  $162,718   7.72%    1,991,211 $157,790   7.92%   1,859,836  $144,383   7.76%
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks               63,872                         62,371                       65,673
Other assets                          82,854                         77,774                       58,666
---------------------------------------------------------------------------------------------------------------------------
Total Assets                      $2,253,622                     $2,131,356                   $1,984,175
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits    $494,278   $16,693   3.38%     $393,480  $12,335   3.13%    $328,873    $8,370   2.55%
Savings deposits                     327,342     7,852   2.40       367,583    9,520   2.59      403,170    11,059   2.74
Certificates of deposit              765,750    43,067   5.62       766,981   43,041   5.61      701,914    38,083   5.43
---------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits  1,587,370    67,612   4.26     1,528,044   64,896   4.25    1,433,957    57,512   4.01
Federal funds purchased,
  repurchase agreements,
  and other borrowings               126,362     6,313   5.00        99,659    5,109   5.13       87,228     4,100   4.70
---------------------------------------------------------------------------------------------------------------------------
    Total interest
      bearing liabilities          1,713,732   $73,925   4.31%    1,627,703  $70,005   4.30%   1,521,185   $61,612   4.05%
---------------------------------------------------------------------------------------------------------------------------
Noninterest bearing
   demand deposits                   221,304                        202,671                      191,971
Other liabilities                     22,105                         20,661                       23,525
  Shareholders' Equity               296,481                        280,321                      247,494
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity            $2,253,622                     $2,131,356                   $1,984,175
===========================================================================================================================
Net yield on earning assets                    $88,793   4.21%               $87,785   4.40%               $82,771   4.45%
===========================================================================================================================
Taxable equivalent net yield
  on earning assets                            $93,959   4.46%               $92,696   4.66%               $87,268   4.69%
===========================================================================================================================

Total loans are gross of allowance for loan losses, net of unearned income, and include loans held for sale.
Nonaccrual loans were included in the average volume for the entire year.
 Loan fees included in interest on loans are not material.
Average yields on investment securities available for sale have been calculated based on amortized cost.
Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

     The effect on interest income and interest expense for the years ended December 31, 1998, 1997 and 1996, due to changes in average volume and rate from the prior year, is presented below. The effect of a change in average volume has been determined by applying the average rate in the earlier year to the change in volume. The change in rate has been determined by applying the average volume in the earlier year to the change in rate. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

                                              1998 Compared to 1997          1997 Compared to 1996
                                         -----------------------------   ------------------------------
                                                         Net Increase                     Net Increase
(in thousands)                             Volume   Rate   (Decrease)    Volume      Rate   (Decrease)
-------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Total loans                             $ 1,605  $(1,379)  $  226      $10,727  $    385     $11,112
  Taxable securities                        5,092     (932)   4,160       (1,534)    2,108         574
  Tax-exempt securities                       642     (171)     471          988      (219)        769
  Federal funds sold                          172     (101)      71          900        52         952
-------------------------------------------------------------------------------------------------------
    Total interest income change            7,511   (2,583)   4,928       11,081     2,326      13,407
-------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Interest bearing demand deposits          3,348    1,010    4,358        1,819     2,146       3,965
  Savings deposits                           (996)    (673)  (1,669)        (943)     (596)     (1,539)
  Certificates of deposit                     (69)      95       26        3,619     1,339       4,958
  Federal funds purchased, repurchase
    agreements, and other borrowings        1,337     (132)   1,205          617       392       1,009
-------------------------------------------------------------------------------------------------------
    Total interest expense change           3,620      300    3,920        5,112     3,281       8,393
-------------------------------------------------------------------------------------------------------

Net interest income increase (decrease)   $ 3,891  $(2,883)  $1,008      $ 5,969  $   (955)    $ 5,014
=======================================================================================================

                                OTHER INCOME
-----------------------------------------------------------------------------
     Excluding the $4.6 million gain on the sale of Union and net securities gains, other income increased $2.4 million or 14.1% over 1997, due to increases in trust fees and activity fees on deposit accounts.
     Trust fees increased $1.4 million or 18.7% over 1997, a result of increases in the number of accounts under administration, the market value of trust assets and investment fees associated with the WesMark mutual fund products which were introduced in early 1998. The market value of trust assets at December 31, 1998 was $2.8 billion as compared to $2.1 billion at December 31, 1997, an increase of 32.1%.
     Activity charges and other income, excluding the gain on the sale of Union, totaled $10.5 million for 1998, an increase of $1.0 million or 10.4% over 1997, reflecting an increase in deposit activity charges. Enhancements to the monitoring system for collecting fees primarily contributed to the increase over 1997.
     Net securities gains increased $0.9 million or 192.6% in comparison to 1997 due to sales of callable Agency and mortgage-backed securities during the third and fourth quarters of 1998. During this period of declining interest rates, the Corporation was able to realize gains while minimizing the risk of reinvestment at lower yields.


                                OTHER EXPENSES
-----------------------------------------------------------------------------
     Other expenses, excluding special charges of $1.6 million related to WesBanco's business combination with Commercial BancShares, increased $1.5 million or 2.4% over 1997, due to technology enhancement projects and the
purchase acquisition of Shawnee.   These factors were partially offset by
reductions in other expenses resulting from the sale of Union on June 30, 1998 and improved operating efficiencies occurring primarily through the integration of Commercial BancShares, which includes the closing of four offices.
     During the first half of 1998, WesBanco incurred and paid approximately $1.6 million in expenses (special charges) related to its business combination with Commercial BancShares. These special charges consisted of $0.8 million in salary and employee benefit costs and $0.8 million in conversion, integration and professional expenses. Conversion and integration costs included the conversion of Commercial's mainframe computer systems into the WesBanco systems during the second quarter of 1998.

     Technology enhancements during 1998, which included upgrades to the Corporation's wide area network and conversion of the Trust Department's operating system, affected the other expense categories through overtime, equipment, consulting and training costs.
     Salaries and employee benefits, excluding the special charges, decreased $0.3 million or .8% during 1998, reflecting a decrease in full-time equivalent employees to 1,093 as of December 31, 1998 from 1,112 as of December 31, 1997. The decrease in employees resulted from the sale of Union and the integration of Commercial BancShares, which included the closing of four offices. Employee benefits decreased due to cost savings obtained from postretirement benefit plans.
     Other operating expenses, excluding the special charges, increased $1.4 million or 6.8% during 1998, reflecting increases in consulting and training costs associated with technology enhancements.
     Management expects continued improvement in operating efficiencies during 1999, as expense reductions created through both the integration of Commercial BancShares and other internal restructuring, are effective for the entire year.


                                   INCOME TAXES
-----------------------------------------------------------------------------

     Federal income tax expense increased $3.5 million to $11.3 million during 1998 from $7.8 million during the prior year. The effective tax rate for the Corporation increased to 32% during 1998 from 27% during 1997, a result of utilizing approximately $1.0 million in alternative minimum tax credits during 1997.
     The Corporation's 1997 and 1996 Federal income tax returns were subject to an Internal Revenue Service (IRS) examination during 1998. Currently, WesBanco is in disagreement with the IRS regarding certain issues. Should WesBanco not prevail, approximately $1.7 million in Federal and State income tax payments would be accelerated. There would be no material effect on net income of the Corporation.
     WesBanco's West Virginia affiliates are subject to a corporate net income tax, which is based upon federal taxable income, adjusted for certain items not subject to state taxation. The statutory West Virginia tax rate for 1998 was 9.0%. West Virginia income tax included in the provision for income taxes was $2.2 million for 1998 compared to $1.7 million for 1997.
     WesBanco's offices located in Ohio are subject to an Ohio franchise tax, rather than a corporate income tax. Ohio franchise taxes are included in other operating expenses.




                              FINANCIAL CONDITION
                             INVESTMENT SECURITIES
-----------------------------------------------------------------------------

      Investment securities increased $51.3 million between December 31, 1998 and 1997, a result of reinvesting federal funds sold balances into Federal Agency and mortgage-backed securities. Available for sale securities, at fair value, increasing $82.7 million from 1997, represented 68% of total securities at December 31, 1998, while held to maturity securities, decreasing $31.4 million from 1997, represented 32% of total investment securities at December 31, 1998. The decrease in the held to maturity portfolio resulted from paydowns and maturities which were reinvested in securities available for sale.
     During 1998, securities available for sale increased through purchases of Federal Agency and mortgage-backed securities. At December 31, 1998 the average yield of the available for sale portfolio was 6.1%, with an average maturity of 3.6 years. For the same period, the held to maturity portfolio had an average yield of 7.0% and an average maturity of 4.4 years.
     Unrealized after-tax gains on available for sale securities (market value adjustments) increased to $3.6 million as of December 31, 1998 from $1.8 million as of December 31, 1997, reflecting a decrease in long-term interest rates during the year. These market value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can adjust the volatility of the market value adjustment by managing both the volume of securities classified as available for sale and average maturities. If securities are held to their maturity dates, no gain or loss would be realized.
     Investment securities represent a primary source of liquidity. During 1998, investment securities with a total carrying value of $313.2 million either matured or were called. Available for sale securities of $71.6 million were sold during 1998. During 1999, with only moderate deposit growth expected, securities may become a significant source of funding for an anticipated increase in loan volume.

Book values of investment securities are as follows:

                                                            December 31,
                                                 ----------------------------------
(in thousands)                                       1998       1997        1996
-----------------------------------------------------------------------------------
Investments Held to Maturity (at amortized cost):
-------------------------------------------------
  U.S. Treasury and Federal
    Agency securities                             $  41,961   $  79,220   $ 115,110
  Obligations of states and
    political subdivisions (3)                      169,552     164,684     158,617
  Other debt securities (1)                           3,332       2,304       2,067
-----------------------------------------------------------------------------------
    Total investments held to maturity              214,845     246,208     275,794
-----------------------------------------------------------------------------------

Securities Available for Sale (at market):
------------------------------------------
  U.S. Treasury and Federal
    Agency securities                               276,260     247,042     193,229
  Obligations of states and
    political subdivisions (3)                       24,712      20,638      15,103
  Mortgage-backed and other securities (2)          164,733     115,330     116,204
-----------------------------------------------------------------------------------
    Total securities available for sale             465,705     383,010     324,536
-----------------------------------------------------------------------------------
Total investment securities                       $ 680,550   $ 629,218   $ 600,330
===================================================================================

(1)  Includes Federal Reserve Bank Stock and Federal Home Loan Bank securities.
(2)  Includes equity interests in business corporations.
(3) There are no individual securities included in obligations of states and political subdivisions or other securities, which individually or in the aggregate exceed ten percent of shareholders' equity.

     The maturity distribution, using book value including accretion of discounts and the amortization of premiums and approximate yield of investment securities at December 31, 1998, is presented in the following table. Approximate yield was calculated using a weighted average yield to maturity:



                                                After One But     After Five But
                             Within One Year  Within Five Years  Within Ten Years  After Ten Years
                             ---------------  -----------------  ----------------  ----------------
(dollars in thousands)       Amount   Yield     Amount  Yield     Amount  Yield     Amount  Yield
---------------------------------------------------------------------------------------------------
Investments Held to Maturity:
-----------------------------
  U.S. Treasury and Federal
    Agency securities        $ 29,257   6.23%  $ 12,704   6.16%     ----     ----      ----    ----
  Obligations of states and
    political subdivisions (4) 17,474   7.25     63,314   7.18     $52,191   7.17%    $36,573  7.09%
  Other debt securities (1)      ---     ---        ---    ---         ---    ---       3,332  6.37
---------------------------------------------------------------------------------------------------
    Total held to maturity     46,731   6.61     76,018   7.01      52,191   7.17      39,905  7.03
---------------------------------------------------------------------------------------------------

Securities Available for Sale: (2)
----------------------------------
  U.S. Treasury and Federal
    Agency securities         107,808   5.97    122,942   6.29      41,707   6.71       ----   ----
  Obligations of states and
    political subdivisions (4)  5,746   5.91     13,611   5.95       3,861   6.36       1,158  9.48
  Mortgage-backed and other
    securities (1) (3)         16,765   5.26     60,774   6.25      74,426   6.05      10,881  4.56
---------------------------------------------------------------------------------------------------
    Total available for sale  130,319   5.88    197,327   6.25     119,994   6.29      12,039  5.04
---------------------------------------------------------------------------------------------------

Total investment securities  $177,050   6.07%  $273,345   6.46%   $172,185   6.56%    $51,944  6.57%
===================================================================================================

(1) Represents investments with no stated maturity date.
(2) Average yields on investment securities available for sale have been calculated based on amortized cost.
(3) Mortgage-backed securities which have prepayment provisions are assigned to maturity categories based on estimated average lives.
(4) Average yields on obligations of states and political subdivisions have been calculated on a taxable equivalent basis.

                                 LOANS
-----------------------------------------------------------------------------
Loan Portfolio:
     Loans, net of unearned income at December 31, 1998 increased $31.1 million or 2.3% compared to December 31, 1997, reflecting strong third and fourth quarter growth in mortgage, home equity and business loans. This period of growth followed a slowdown in loan demand that started in the fourth
quarter of 1997.   The slowdown reflected seasonal adjustments and the economy in the Upper Ohio Valley, as well as competitive pressure in the marketplace to lower interest rates on loan products.
     Commercial loans, at December 31, 1998, increased $46.2 million, while personal loans, net of unearned income, decreased $20.1 million, compared to the prior year. The decrease in personal loans reflected a continuation of competitive pressures and tightening of credit standards. Real estate loans, which declined during the first quarter, increased steadily throughout the remainder of 1998, driven by WesBanco's home equity products and attractive pricing of residential mortgage loan products.
     WesBanco Mortgage Company, the Corporation's mortgage banking affiliate, originates residential mortgage loans and sells its fixed rate mortgage loans to the secondary market. For 1998, the mortgage company increased its loan originations 70% over 1997 to approximately $100.0 million.

Loans outstanding, including loans held for sale, are as follows:


                                                   December 31,
                             --------------------------------------------------------
(in thousands)                 1998        1997        1996        1995        1994
-------------------------------------------------------------------------------------
Loans:*
  Commercial               $  484,269  $  438,055  $  490,428  $  438,838  $  407,828
  Real Estate-construction     46,033      37,743      35,910      27,725      35,159
  Real Estate                 520,393     521,222     412,324     359,445     324,736
  Personal                    313,490     334,671     389,383     340,355     309,883
  Loans held for sale           9,280      11,705         983         ---         ---
-------------------------------------------------------------------------------------
Total loans                $1,373,465  $1,343,396  $1,329,028  $1,166,363  $1,077,606
=====================================================================================

*Gross of allowance for loan losses and unearned income on personal loans.

     WesBanco's real estate loans, at 39% of total loans, comprise the single largest loan type in the portfolio. This category consists generally of conventional adjustable and fixed rate residential mortgages, and home equity loans located within the bank's general market areas. The risks associated with real estate lending are principally influenced by real property values which are affected by the general economic conditions in each bank's market area.
     Each bank within the Corporation has standard loan policies governing extensions of real estate-construction loans. Except for construction of spec homes by reliable builders, real estate-construction loans are only made when the affiliate banks also commit to the permanent financing of the project or have a takeout commitment from another lender for the permanent loan.
     Loans held for sale consists of residential mortgage loans and are valued at the lower of aggregate cost or market value.
     Personal loans represent approximately 23% of total loans and consist primarily of indirect vehicle loans originated through automobile dealers and credit card outstanding balances. These loans are a smaller balance, homogeneous group of loans which are not concentrated in a specific market area. Risks in this lending category include the possibility of general economic downturn which may cause an increase in credit losses.
     The loan loss policy for consumer installment lending requires a charge-off if the loan reaches 120 delinquency days. Any payments subsequent to charge-off are reflected as recoveries.
     Commercial loans, including commercial loans secured by real estate, represent 35% of total loans. These loans are not concentrated in any single industry, but reflect a broad range of businesses in West Virginia and Eastern Ohio. The credit risk associated with commercial lending is principally influenced by general economic conditions and the resulting impact on the borrower's operations, mitigated by collateral values.
     Renewals of commercial loans above certain pre-approved dollar limits must be reviewed by a credit committee or senior management prior to extension of maturity dates or rollover of the loan into a new loan. Renewals of commercial loans below specified lending limitations may be approved by the respective bank loan officer.

     The following table presents the approximate maturities of loans other than personal loans, residential mortgages, and loans held for sale, for all affiliate banks as of December 31, 1998:




                                                 After One
                                  In One        Year through      After
(in thousands)                  Year or Less     Five Years     Five Years
---------------------------------------------------------------------------
Commercial                       $ 175,479       $  92,002       $ 216,788
Real estate:
    Construction                     8,345           2,094          35,594
    Other real estate               23,030          27,374         146,548
---------------------------------------------------------------------------
Total                            $ 206,854       $ 121,470       $ 398,930
---------------------------------------------------------------------------

Fixed rates                      $  65,109       $  78,985       $ 165,055
Variable rates                     141,745          42,485         233,875
---------------------------------------------------------------------------
Total                            $ 206,854       $ 121,470       $ 398,930
===========================================================================

     WesBanco banks follow lending policies which require substantial down payments along with current market appraisals on the collateral when the loans are originated. The majority of loans are either secured by real property or personal property.
     All affiliate banks generally recognize interest income on the accrual basis, except for certain loans which are placed on a nonaccrual status, when in the opinion of management, doubt exists as to collectability. All banks must conform to the policies of the Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency which state that banks may not accrue interest on any loan on which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on a nonaccrual status, interest income may be recognized as cash payments are received.

Non-performing Assets:
     Non-performing assets consist of loans classified as impaired (nonaccrual, renegotiated and certain loans internally classified as substandard or doubtful) and other real estate owned. At December 31, 1998, non-performing assets decreased to $19.9 million or 1.5% of total loans from $20.2 million or 1.5% of total loans at December 31, 1997. Nonaccrual loans are generally secured by collateral believed to have adequate market values to protect against significant losses. Management anticipates that of the $10.5 million in nonaccrual loans outstanding at December 31, 1998, approximately $5.9 million will be paid off during the first four months of 1999 with no additional writedowns. These loans are subject to agreed upon contracts or agreements between the borrower and other independent parties which will result in the sale of the business or liquidation of the collateral for amounts sufficient to pay the remaining balances in full. However, there can be no assurances that such events will be consummated in the timeframe, or in the manner, anticipated based on current circumstances. The Corporation continues to monitor its non-performing assets to ensure against deterioration in collateral values.

Non-performing assets and secured loans which are in the process of collection but are contractually past due 90 days or more as to interest or principal are as follows:


                                                  December 31,
                                  -------------------------------------------
(in thousands)                      1998     1997     1996     1995     1994
-----------------------------------------------------------------------------
Nonaccrual:
  Personal                        $   128  $   105  $    90  $   171  $    36
  Commercial                        8,687    6,309    4,135    4,099    7,250
  Real Estate                       1,673    1,999      945    1,750    1,706
-----------------------------------------------------------------------------
     Total                         10,488    8,413    5,170    6,020    8,992
-----------------------------------------------------------------------------
Renegotiated:
  Personal                            ---       46      ---       22       32
  Commercial                          ---    1,307    1,527    2,361    1,394
  Real Estate                         695    1,070    3,010       70       81
-----------------------------------------------------------------------------
     Total                            695    2,423    4,537    2,453    1,507
-----------------------------------------------------------------------------
Other classified loans: (1)
  Commercial                        5,285    3,765    3,057      341      ---
  Real Estate                         ---      ---      414      697      ---
-----------------------------------------------------------------------------
     Total                          5,285    3,765    3,471    1,038      ---
-----------------------------------------------------------------------------
Total non-performing loans         16,468   14,601   13,178    9,511   10,499
Other real estate owned             3,486    5,620    4,511    5,789    1,941
-----------------------------------------------------------------------------
Total non-performing assets       $19,954  $20,221  $17,689  $15,300  $12,440
-----------------------------------------------------------------------------
Percentage of non-performing
  assets to loans outstanding         1.5%     1.5%     1.3%     1.3%     1.2%
-----------------------------------------------------------------------------

Past Due 90 Days or More:
  Personal                        $ 1,184  $ 1,611  $ 1,580  $   934  $   991
  Commercial                        4,317    1,121    1,381    1,199    1,246
  Real Estate                       1,453      599    1,395    1,891      774
-----------------------------------------------------------------------------
Total past due 90 days or more    $ 6,954  $ 3,331  $ 4,356  $ 4,024  $ 3,011
=============================================================================
(1)Includes loans internally classified as doubtful and substandard (as defined by banking regulations) that meet the definition of impaired loans.


     At December 31, 1998, non-performing loans, which included all impaired loans increased $1.9 million over 1997. The increase was primarily attributable to an increase in nonaccrual commercial and commercial real estate loans. The $2.1 million decrease in other real estate owned resulted from the sale of a large commercial real estate property. At December 31, 1996, the increase of $3.6 million in nonperforming loans over December 31, 1995 was primarily attributable to a commercial loan that was classified as substandard under the definition of an impaired loan. At December 31, 1995, nonaccrual loans decreased $3.0 million primarily due to the reclassification of a commercial real estate loan to other real estate owned. The action was taken on November 1, 1995 by an affiliate through a transfer by deed in-lieu of foreclosure on a parcel of commercial property. Contributing to the increase in renegotiated loans during 1995 were certain performing loans classified as impaired, in accordance with FAS No. 114.
     Nonaccrual loans are generally secured by collateral believed to have adequate market values to protect the Corporation from significant losses.

Allowance for Loan Losses:
     The allowance for loan losses is available to absorb future charge-offs. The allowance is reduced by losses, net of recoveries, and increased by charging a provision to operations to maintain the allowance at a level determined appropriate by management. There can be no assurance that WesBanco will not sustain losses in future periods, which could be substantial in relation to the size of the allowance.
     At December 31, 1998, the allowance for loan losses to loans was 1.4%, down from 1.5% as of December 31, 1997. Net charge-offs in 1998 were
$5.5 million compared to $4.7 million in 1997. The provision for loan losses
was $4.4 million in 1998, down $1.2 million from 1997.   The increase in loan
charge-offs during 1998 resulted primarily from losses of $1.5 million recognized on two business loans. The increase in loan charge-offs during 1997 reflected a rise in personal bankruptcies in WesBanco's market area.
     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing and anticipated economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.

The historical relationship between average loans, loan losses and recoveries and the provision for loan losses is presented in the following table:

                                        For the years ended December 31,
                                  --------------------------------------------
(dollars in thousands)              1998     1997     1996     1995     1994
------------------------------------------------------------------------------
Beginning balance -
   Allowance for loan losses      $20,261  $19,102  $16,955  $16,390  $15,621
Allowance for loan losses of
    acquired (sold) banks-net         (37)     269      707      ---      ---
Loans charged off:
   Commercial                       1,933    1,016      920    1,411    4,602
   Real Estate                        515      254      231      246      567
   Personal                         3,952    4,523    2,807    1,873    1,124
------------------------------------------------------------------------------
     Total loans charged off        6,400    5,793    3,958    3,530    6,293
------------------------------------------------------------------------------
Recovery of loans previously
 charged off:
   Commercial                         522      314      113      409      224
   Real Estate                         39       90       71      110       32
   Personal                           321      705      419      370      316
------------------------------------------------------------------------------
     Total recoveries                 882    1,109      603      889      572
------------------------------------------------------------------------------
Net loans charged off               5,518    4,684    3,355    2,641    5,721
------------------------------------------------------------------------------
Provision for loan losses           4,392    5,574    4,795    3,206    6,490
------------------------------------------------------------------------------
Ending balance -
   Allowance for loan losses      $19,098  $20,261  $19,102  $16,955  $16,390
==============================================================================

Ratio of net loans charged off
  to average Loans outstanding
  for the period                      .41%     .35%     .28%     .24%     .60%
==============================================================================
Ratio of the allowance for loan
  losses to Loans outstanding at
  the end of the period              1.41%    1.51%    1.44%    1.46%    1.53%
==============================================================================

     The adequacy of the allowance is monitored quarterly. Specific reserves are established when warranted for impaired commercial loans over $50,000.
The determination of specific reserves takes into consideration the anticipated future cash flows available to pay the loan and/or the realizable value of the collateral pledged and other secondary repayment sources, if any. For consumer loans and all other commercial loans not specifically reserved, management uses historical net charge-off experience relative to loans outstanding to predict future losses. Management further allocates against the reserve, when appropriate, based on economic conditions, changes in underwriting standards or practices, delinquency and other trends in the portfolio, specific industry conditions, the results of recent internal loan reviews or regulatory examinations, and other relevant factors that impact the loan portfolio.


The following represents the allocation of the allowance for loan losses:


                                                              December 31,
                               ---------------------------------------------------------------------------
                                     1998           1997          1996           1995            1994
                               --------------  -------------  -------------  -------------  --------------
                                        % of           % of           % of           % of            % of
(dollars in thousands)         Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans  Amount   Loans
----------------------------------------------------------------------------------------------------------
Specific Allowance:
-------------------
  Commercial and
    unallocated               $11,311    35%  $10,358   33%  $10,994   37%  $11,879   38%  $11,918    38%
  Real Estate-construction        ---     3       ---    2       ---    2        17    2        16     2
  Real Estate                   3,229    39     4,016   39     3,439   32     2,501   32     2,051    30
  Personal                      4,558    23     5,887   26     4,669   29     2,558   28     2,405    30
----------------------------------------------------------------------------------------------------------
Total                         $19,098   100%  $20,261  100%  $19,102  100%  $16,955  100%  $16,390   100%
==========================================================================================================

Loan Risk Elements and Credit Quality:
     The banks extend credit to individuals for various consumer purposes, which include residential mortgage loans, construction loans, home equity lines of credit, credit cards, installment loans to purchase automobiles, and other personal loans. The banks also extend credit to businesses of all types to purchase assets, including commercial real estate, or to finance expansion, as well as revolving lines of credit to finance operations and short-term loans for other purposes. Credit risk, that is the risk that a borrower will default on a loan, is inherent in all lending activities. WesBanco's primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed both through the initial underwriting process as well as through ongoing monitoring and administration of the loan portfolio.
     WesBanco has established standard credit policies to provide for consistent underwriting of loans as well as procedures to assist in maintaining and monitoring the overall quality of its loan portfolio. These standard policies and procedures are to be followed by all its banking subsidiaries. Credit policy establishes: (1) underwriting guidelines for all types of loans; (2) lending authorities; (3) exposure limits to individual borrowers or groups of borrowers, as well as loan type, industry, and geographic concentrations; and (4) loan portfolio administration procedures. Underwriting guidelines require an appropriate evaluation of the creditworthiness of each borrower; the adequacy of collateral, if any, to secure the loan; and other factors unique to each loan that may increase or mitigate its risks. Individual lending officers approve loans up to predetermined limits depending on the type of loan. Loans above individual lending authorities require approval by a loan committee or the Board of Directors, depending on the amount of credit exposure to the particular borrower. Exceptions to credit policy are permissible, but only after careful evaluation of the risks associated with each exception and the factors that mitigate those risks.
     Subsequent to origination, the process used to measure and monitor the level of credit risk is dependent upon the type of loan. Consumer loans, including residential mortgages, are generally smaller in amount and spread over a larger number of diverse individual borrowers. Accordingly, credit risk in the consumer portfolio can generally be managed effectively by monitoring the level and trend of delinquent loans, and economic conditions that may impact a borrower or group of borrowers, or a particular geographic territory. Conversely, commercial loans can be extended for substantially larger amounts and the potential for loss as a result of default by any one borrower can be significant. Therefore, credit risk in the commercial portfolio also requires periodic review of large borrowing relationships and a loan grading system to help management identify adverse trends and evaluate the quality of the portfolio.
     WesBanco maintains a loan grading system that categorizes commercial loans according to their level of credit risk. All commercial loans are assigned a grade at their inception, and grades are regularly reviewed and evaluated for all commercial borrowers with credit exposure above $200,000. When the risk of a loan increases beyond that which is considered acceptable in the normal course of lending, its grade is adjusted to reflect the change in its risk.
     Classified loans are those loans that exhibit clear and defined weaknesses that may jeopardize their recoverability. Loans are classified as "substandard" when they are no longer adequately protected by the sound net worth and paying capacity of the borrower or of the collateral pledged. Substandard loans are characterized by the distinct possibility that the bank may sustain some loss. Loans are classified as "doubtful" when the risk that a loss may occur has increased, or at least a portion of the loan may require charge-off if liquidated at present. Both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status and may also include loans whose terms have been renegotiated.
     The loan grading process provides management with an effective early warning system of potential problems and also facilitates evaluating the adequacy of the allowance for loan losses. WesBanco also maintains a formal, ongoing internal loan review program, which concentrates principally on commercial loans, to monitor credit risk. The loan review process further identifies areas that require management's attention, evaluates the adequacy of loan administration and documentation, helps to ensure compliance with loan policies, and validates the reliability of the loan grading system.
     There are no significant loans made to customers outside the general market area of each affiliate bank except for one lending relationship secured in part by an assignment of Trust assets. At times, in order to maintain loan volumes, loans are purchased from correspondent banks. These loans aggregate less than $4,400,000 as of December 31, 1998. Each bank within the Corporation follows its usual loan analysis procedures before a determination is made to purchase loans from correspondent banks. There were no loan concentrations in excess of 10% of total consolidated loans.
     Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems which cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. Periodic review of significant loans are completed by personnel independent of the loan function.

                                   DEPOSITS
-----------------------------------------------------------------------------
     Deposits increased $7.8 million or 0.4% between December 31, 1998 and 1997. WesBanco experienced strong deposit growth for the first half of 1998, primarily through its Prime Rate Money Market accounts and Good Neighbor Banking CD's, followed by a declining trend in the second half of the year. The declining trend resulted from increased competition for funds and managing the balance sheet during a slowdown in loan demand. An increase in average interest bearing deposits of $59.3 million or 3.9% reflected the early year
growth in interest bearing deposit balances.   However, in comparing year end
outstanding balances, a decrease of $14.2 million in interest bearing deposits reflected the moderating trend during the second half of 1998.
     During 1998 a change in deposit mix similar to 1997 trends continued, as customers shifted funds from savings products into higher yielding Prime Rate Money Market accounts. This change in deposit mix has contributed to a narrowing of the net yield on earning assets, as the average deposit rate remained unchanged from 1997 levels, while the earning asset yield declined
20 basis points.
     During 1999, management believes the change in deposit mix along with a moderate growth trend will continue, as customers shop for higher-rate investment alternatives in a low interest rate environment.

Maturities of certificates of deposit in denominations of $100,000 or more are as follows:

                                                        December 31,
                                                ---------------------------
(in thousands)                                      1998           1997
---------------------------------------------------------------------------
Maturity
Under three months                                $ 19,983       $ 32,906
Three to six months                                 19,120         27,047
Six to twelve months                                33,470         29,978
Over twelve months                                  52,920         44,322
---------------------------------------------------------------------------
Total                                             $125,493       $134,253
===========================================================================
Interest expense on certificates of deposit of $100,000 or more was approximately $7,921,000 in 1998, $7,512,000 in 1997, and $5,466,000 in 1996.


                              CAPITAL ADEQUACY
-----------------------------------------------------------------------------
     Shareholders' equity increased to $296.5 million at December 31, 1998 from $288.0 million at December 31, 1997 due to the retention of earnings and a net increase in the market value adjustment on securities available for sale. These additions to equity were partially offset by an increase in Treasury stock, reflecting shares acquired through a stock repurchase plan initiated during the fourth quarter of 1998.
     On October 15, 1998, WesBanco announced a stock repurchase plan to repurchase up to 1.0 million shares of WesBanco common stock in the open market. As of December 31, 1998, WesBanco had purchased 269,236 shares under the plan. The shares are being purchased for general corporate purposes which may include potential acquisitions, dividend reinvestment and employee benefit plans. Timing, price and quantity of purchases are at the discretion of the Corporation and the plan may be discontinued or suspended at any time.
     Ending primary capital to assets for 1998 was 14.0% compared to 13.8% for 1997, reflecting WesBanco's strong capital position. The relatively high level of capital coupled with strong earnings has enabled WesBanco to continue its steady increase in dividends declared per share. Dividend payout ratios over the last five years reflect the growth in dividends, increasing to 61.76% in 1998 from 51.16% in 1994.
     The Corporation announced cash dividend increases in the first quarter of 1999 and 1998. On February 18, 1999, the quarterly dividend per share, payable April 1, 1999, was increased to $.22 representing the fourteenth consecutive year of common stock cash dividend increases for WesBanco.
During the previous year, the quarterly dividend per share was increased to $.21 from $.20, payable April 1, 1998.
     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weigted assets and off-balance sheet instruments. WesBanco, and its banking subsidiaries, maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. See Note 15 of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.

                     INTEREST RATE MANAGEMENT AND LIQUIDITY
-----------------------------------------------------------------------------
     Interest rate management measures and monitors the sensitivity of net interest earnings to changes in the level of interest rates. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.
     WesBanco and its banking subsidiaries review their interest rate sensitivity on a periodic basis. This review is performed by analyzing the maturity and repricing relationships between rate sensitive assets and rate sensitive liabilities at a specific point in time (GAP) and by using a simulation model to estimate the impact on net interest income of changing interest rates over a twelve month projected period.

At December 31, 1998, the Corporation's GAP position is summarized in the table below:




                                       Under       Three       Six         Nine        Over
                                       Three       To Six     to Nine     Months to    One
(in thousands)                         Months      Months     Months      One Year     Year      Total
---------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS
Due from banks/interest
  Bearing                           $    5,174        ----        ----        ----       ----  $    5,174
Federal funds sold                      38,055        ----        ----        ----       ----      38,055
Investment securities(1)                64,222   $  40,905   $  36,005   $  35,918  $ 497,474     674,524
Loans                                  350,022      90,276      78,520      76,359    777,841   1,373,018
----------------------------------------------------------------------------------------------------------
Total rate sensitive assets            457,473     131,181     114,525     112,277  1,275,315   2,090,771
----------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES
Money market deposit accounts          234,376        ----      10,000        ----     28,547     272,923
Savings and NOW accounts               546,718        ----        ----        ----       ----     546,718
Certificates of deposit                133,648     129,389      97,180     113,317    267,118     740,652
Other borrowings                        91,505       4,977       2,278         402     35,543     134,705
----------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities     1,006,247     134,366     109,458     113,719    331,208   1,694,998
----------------------------------------------------------------------------------------------------------
Interest sensitivity gap            $ (548,774)  $  (3,185)  $   5,067   $  (1,442)  $944,107  $  395,773
==========================================================================================================
Cumulative interest sensitivity gap $ (548,774)  $(551,959)  $(546,892)  $(548,334)  $395,773        ----
==========================================================================================================

(1)  Securities are categorized above by expected maturity at amortized cost.

     The liability sensitive position in the under three month time period is primarily a result of $546.7 million in Savings and NOW account balances. Interest rates on these deposit instruments are subject to periodic adjustment at management's discretion.
     Beginning in 1997, WesBanco experienced an increase in its short-term liability sensitive position due to growth in its Prime Rate Money Market Product. In an effort to manage this additional interest sensitivity, WesBanco has entered into various interest rate swap agreements with notional values totaling approximately $38.5 million. The swap agreements effectively fixed the interest rate on a portion of the money market deposits for an average life of 4.9 years.
     The GAP is a relatively simple analysis of the Corporation's Consolidated Balance Sheet, but does not quantify the magnitude of the interest rate risk in terms of changes in net interest income as interest rates change. Therefore, management also considers the results of net interest income simulations using a variety of interest rate changes. Key assumptions used in income simulation include loan and deposit growth, pricing, interest sensitivity, and the level of interest rate or balance changes on deposit products with no stated maturity such as savings and NOW deposits. These assumptions have been developed through a combination of historical analysis and future anticipated pricing behavior.
     Based on the results of the income simulation, at December 31, 1998, the Corporation would expect an increase in net interest income of $2.0 million and a decrease of $2.1 million from an immediate and sustained 200 basis point increase and decrease, respectively, in interest rates over a twelve month projection period.
     The Corporation manages its liquidity position to ensure that sufficient funds are available to meet customer needs for borrowing and deposit withdrawals. The Corporation's primary source of liquidity is its strong core deposit base. The growth in deposits is somewhat dependent upon interest rates of competitive financial instruments. Short-term liquidity is maintained through the use of federal funds sold, which represents one day investments and cash balances. As of December 31, 1998, federal funds sold and cash balances were $106.2 million or 4.7% of total assets as compared to

$161.3 million or 7.3% of total assets as of December 31, 1997. The decrease in short-term liquidity resulted from a $48.3 million decrease in federal funds sold, reflecting loan growth and an increase in investment securities. Additional short-term liquidity is maintained through investments with expected maturities of less than one year which, during 1999, approximate $177.0 million or 7.9% of total assets.
     As of December 31, 1998 the Corporation had outstanding commitments to extend credit in the ordinary course of business approximating $109.8 million. On an historical basis only a small portion of these commitments result in expended funds.
     The Corporation has planned additions to fixed assets of approximately $7.0 million during 1999.


                          COMPARISON OF 1997 VERSUS 1996
-----------------------------------------------------------------------------
     Net income decreased 2.8% to $25.2 million for the year ended December 31, 1997 compared to 1996, reflecting an increase in operating expenses and the provision for loan losses, partially offset by increases in Trust fees, net interest income and an alternative minimum tax credit which reduced the federal income tax provision.
     Net interest income on a taxable equivalent basis increased $5.4 million or 6.2% over 1996, resulting from average growth in earning assets of $131.4 million or 7.1% and average growth in interest bearing liabilities of $106.5 million or 7.0%. Average balance sheet growth was driven by Prime Rate Money Market deposit accounts and Good Neighbor Banking CD's. This deposit growth was used to fund growth in business and mortgage loans. Purchase acquisitions contributed $61.4 million to the increase in average earning assets and $43.4 million to the increase in average interest bearing liabilities.
The taxable equivalent net yield on earning assets approximated 1996 levels at 4.7%.
     The provision for loan losses increased to $5.6 million from $4.8 million in 1996, reflecting an increase in net charge-offs which resulted from a rise in personal bankruptcies in WesBanco's market area and an analysis of risks in Commercial BancShare's loan portfolio.
     Other income, excluding securities transactions, increased $1.8 million or 11.6% over 1996. The increase was primarily due to a $1.5 million or 23.6% increase in trust fees over 1996.
     Other expenses increased $8.1 million or 14.3% over 1996. The increase resulted from purchase acquisitions and Commercial BancShares acquisition-related expenses, which totaled $3.5 million and $1.7 million, respectively. Acquisition-related expenses incurred by Commercial included $0.7 million in litigation expenses, $0.5 million in employee benefit adjustments and $0.5 million in legal and professional fees. The increase in other expenses was further affected by equipment, training, and overtime costs associated with technology enhancement projects. These projects included the continued expansion of a wide area network and a new mainframe computer banking software system.

                     BUSINESS COMBINATIONS AND DIVESTITURE
-----------------------------------------------------------------------------
     On November 10, 1998 WesBanco and Heritage Bank of Harrison County entered into a definitive Agreement and Plan of Merger providing for Heritage to merge with and into a WesBanco affiliate. The transaction, which will be accounted for as a purchase transaction, is scheduled to be completed during the second quarter of 1999.
     On June 30, 1998, WesBanco divested of the Union Bank of Tyler County in order to fulfill a regulatory condition. Union became affiliated with WesBanco as a result of WesBanco's business combination with Commercial.
Union reported total assets of $46.9 million as of the sale date.
     During the three year period ended December 31, 1998, WesBanco completed the following business combinations:
     Hunter Agency - On June 18, 1998, WesBanco completed its purchase acquisition of Hunter Agency, located in Shinnston, WV, with and into a WesBanco affiliated company. During the third quarter of 1998, Hunter Agency expanded its operation to Morgantown, WV, through the purchase acquisition of Simons Insurance Agency.
     Commercial BancShares, Incorporated - On March 31, 1998 WesBanco completed its business combination with Commercial BancShares, Incorporated, located in Parkersburg, WV. The transaction was accounted for as a pooling of interests and included Commercial's March 9, 1998 acquisition of Gateway Bancshares, Inc. Commercial and Gateway reported total combined assets as of the acquisition date of $466.1 million.
     Shawnee Bank, Inc. - On June 30, 1997, WesBanco completed the purchase acquisition of Shawnee Bank, Inc., located in Dunbar, WV. Shawnee reported total assets as of the acquisition date of $34.7 million.
     Vandalia National Corporation - On December 30, 1996, WesBanco completed the purchase acquisition of Vandalia National Corporation, located in Morgantown, WV. Vandalia reported total assets as of the acquisition date of $55.4 million.

     Bank of Weirton - On August 30, 1996, WesBanco completed its business combination with Bank of Weirton, located in Weirton, WV., in a transaction accounted for as a pooling of interests. Bank of Weirton reported total assets as of the acquisition date of $177.9 million.
     Universal Mortgage Company - On August 20, 1996, WesBanco completed the purchase acquisition of certain assets of Universal Mortgage Company, located in South Charleston, WV, and organized a new corporation under the name, WesBanco Mortgage Company.

                      YEAR 2000 READINESS DISCLOSURE
-----------------------------------------------------------------------------
     The Year 2000 issue primarily results from computer software or hardware that is date-sensitive and may recognize "00" as the Year 1900 instead of the Year 2000 which may cause system failure, miscalculations and other temporary disruptions of operations.
     WesBanco's Year 2000 Task Force, which includes independent consultants and an outside Board member, has completed the Awareness, Assessment, Remediation and 66% of the Validation and Implementation phases of this project.
     WesBanco estimates that total external and internal costs of becoming Year 2000 ready will approximate $600,000. These costs include operating expenses incurred and paid through December 31, 1998 of $270,000, estimated future capital expenditures of $20,000 and estimated future operating expenses of $310,000.
     Mission critical vendor supplied and maintained application software, which is defined as application software that must be continuously operable to support WesBanco's customer processing requirements, includes accounting systems for: deposits, loans, general ledger, shareholders, Trust, credit cards and ATM/debit cards. Accounting systems for loans, deposits and general ledger have been certified as Year 2000 compliant by an independent third party. Vendors of the other systems, noted above, have represented to WesBanco that applicable Year 2000 testing has been performed and they have determined their systems to be Year 2000 compliant.
     WesBanco has elected to perform in-house testing, including future date testing, on 100% of all software and banking equipment. Currently, WesBanco is 89% complete with testing its mission critical application software and
66% complete with its overall-testing schedule. Testing of existing systems is projected to be substantially complete by March 31, 1999, however, planned system enhancements during the second and third quarters of 1999, will be tested subsequent to their installation.
     Information technology ("IT") systems such as, mainframe computers, network servers and microcomputers, have been successfully tested as Year 2000 compliant. The Year 2000 Task Force has completed a non-IT examination of WesBanco's business offices, to provide assurance that security systems, vault doors, calculators, HVAC systems, telephones, communication lines and other systems with embedded technology are compliant. All exceptions have been documented and are expected to be resolved by March 31, 1999.
     Large commercial customers and non-IT vendors have been assessed for their capability to resolve the Year 2000 issues and attain compliance. Risk ratings have been assigned to customers and non-IT vendors, with high-risk accounts being revisited on a periodic basis. Year 2000 issues and readiness are considered and evaluated for all new large customers and non-IT vendors. During the fourth quarter of 1998, WesBanco initiated the second contact with our vendors and obtained a reasonable quantity of responses. In addition, a program was initiated to visit each municipality and county government that serves our branch and ATM locations to complete a survey on services provided. Further contact will occur based on survey results.
     Contingency plans, which set forth procedures for handling the most likely worst case scenario, are currently being developed. These plans include; a Remediation Plan for all mission critical software applications, plans for all main customer products, services and Trust Fiduciary accounts, and a Liquidity/Funding Contingency Plan to provide adequate cash availability and the access to cash sources and credit lines. These contingency plans are expected to be completed by March 31, 1999 and tested by June 30, 1999. Contingency plans will be continuously monitored and updated as conditions change throughout 1999 and into the Year 2000.
     The Trust/Investments function (`Trust") of WesBanco has addressed Year 2000 issues directed at validating its main operating/accounting program for Year 2000 compliance as well as evaluating accounts held in a fiduciary
capacity for significant Year 2000 risks.   An independent consultant was
hired to direct the Year 2000 validation of Trust's main operating/accounting software application, a vendor supplied and maintained program. This application has been effectively tested, found to be Year 2000 compliant and is fully implemented. Trust is executing a plan to evaluate and/or assess fiduciary account holdings with the objective of locating fiduciary accounts that may contain significant Year 2000 risks to customers. WesBanco will continue to evaluate fiduciary accounts throughout 1999, however, expects the majority of the evaluation to be complete by September 30, 1999.
     Although WesBanco has not yet completed all necessary phases of the Year 2000 Program, management believes it is taking the appropriate steps to identify and resolve Year 2000 issues in a timely manner. WesBanco anticipates modifications to third party systems and applicable testing will be complete by the end of the first quarter 1999, but has no means of ensuring that third parties (suppliers and major commercial customers) with whom it interacts will be Year 2000 ready. The inability of those parties to complete their Year 2000 process could impact the financial results of WesBanco. Contingency plans will address the uncertainty of third parties readiness.
     Plans to complete Year 2000 compliance are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including availability of certain internal and external resources, the ability of WesBanco's larger commercial customers to become Year 2000 compliant and the readiness of strategic third party vendors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances.



Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
Financial Statements
--------------------

     Consolidated financial statements, accompanying notes to the consolidated financial statements of WesBanco and the Report of Independent Auditor are presented as follows:

Consolidated Balance Sheets as of December 31, 1998 and 1997
Consolidated Statements of Income for the years ended December 31, 1998,
  1997 and 1996
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996
Notes to Consolidated Financial Statements
Report of Independent Auditor

                              WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                           December 31,
                                                   --------------------------
                                                       1998            1997
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                            $   62,989      $   73,412
Due from banks - interest bearing                       5,174           1,515
Federal funds sold                                     38,055          86,363
Investment securities:
   Held to maturity (market values of $220,699
     and $249,517, respectively)                      214,845         246,208
Available for sale carried at market value            465,705         383,010
-----------------------------------------------------------------------------
    Total investment securities                       680,550         629,218
-----------------------------------------------------------------------------
Loans, net of unearned income                       1,373,018       1,341,901
Allowance for loan losses                             (19,098)        (20,261)
-----------------------------------------------------------------------------
    Net loans                                       1,353,920       1,321,640
-----------------------------------------------------------------------------
Bank premises and equipment                            47,999          45,068
Accrued interest receivable                            14,837          15,579
Other assets                                           39,188          38,748
-----------------------------------------------------------------------------
Total Assets                                       $2,242,712      $2,211,543
=============================================================================

LIABILITIES
Deposits:
  Non-interest bearing demand                      $  227,349      $  205,399
  Interest bearing demand                             510,662         432,050
  Savings deposits                                    308,979         366,572
  Certificates of deposit                             740,652         775,846
-----------------------------------------------------------------------------
      Total deposits                                1,787,642       1,779,867
-----------------------------------------------------------------------------
Federal funds purchased and repurchase agreements     112,511          93,342
Other borrowings                                       22,194          26,927
Accrued interest payable                                6,669           7,224
Other liabilities                                      17,213          16,188
-----------------------------------------------------------------------------
Total Liabilities                                   1,946,229       1,923,548
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000
  shares authorized; none outstanding                    ---             ---
Common stock ($2.0833 par value; 50,000,000
  and 25,000,000 shares authorized; 20,996,531
  and 20,666,185 shares issued, respectively)          43,742          43,055
Capital surplus                                        60,283          57,997
Retained earnings                                     198,782         187,424
Treasury stock (336,296 and 56,381 shares,
  respectively, at cost)                               (9,421)         (1,675)
Accumulated other comprehensive income
  (market value adjustments)                            3,610           1,783
Deferred benefits for directors and employees            (513)           (589)
-----------------------------------------------------------------------------
Total Shareholders' Equity                            296,483         287,995
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         $2,242,712      $2,211,543
=============================================================================


See Notes to Consolidated Financial Statements.

                               WESBANCO, INC.
                     CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                             For the years ended December 31,
                                           -----------------------------------
                                               1998        1997        1996
------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                $  118,766  $  118,540   $  107,428
------------------------------------------------------------------------------
 Interest on investment securities:
   Taxable                                     31,205      27,045       26,471
   Tax-exempt                                   9,592       9,121        8,352
------------------------------------------------------------------------------
     Total interest on investment securities   40,797      36,166       34,823
------------------------------------------------------------------------------
 Other interest income                          3,155       3,084        2,132
------------------------------------------------------------------------------
     Total interest income                    162,718     157,790      144,383
------------------------------------------------------------------------------
Interest expense:
 Interest bearing demand deposits              16,693      12,335        8,370
 Savings deposits                               7,852       9,520       11,059
 Certificates of deposit                       43,067      43,041       38,083
------------------------------------------------------------------------------
     Total interest on deposits                67,612      64,896       57,512
 Other borrowings                               6,313       5,109        4,100
------------------------------------------------------------------------------
     Total interest expense                    73,925      70,005       61,612
------------------------------------------------------------------------------
Net interest income                            88,793      87,785       82,771
 Provision for loan losses                      4,392       5,574        4,795
------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                              84,401      82,211       77,976
------------------------------------------------------------------------------
Other income:
 Trust fees                                     9,066       7,640        6,180
 Service charges and other income              15,139       9,545        9,212
 Net securities gains                           1,510         516          265
------------------------------------------------------------------------------
     Total other income                        25,715      17,701       15,657
------------------------------------------------------------------------------
Other expense:
 Salaries and wages                            28,596      27,169       24,918
 Employee benefits                              6,799       7,644        6,424
 Net occupancy expense                          3,641       3,518        3,511
 Equipment expense                              5,876       5,615        4,068
 Other operating expense                       23,396      21,236       18,122
------------------------------------------------------------------------------
     Total other expense                       68,308      65,182       57,043
------------------------------------------------------------------------------
Income before provision for income taxes       41,808      34,730       36,590
 Provision for income taxes                    13,495       9,519       10,648
------------------------------------------------------------------------------
Net Income                                 $   28,313  $   25,211   $   25,942
==============================================================================
Earnings per share                         $     1.36  $     1.23   $     1.31
Average shares outstanding                 20,867,193  20,461,742   19,855,791
==============================================================================


See Notes to Consolidated Financial Statements.

                                   WESBANCO, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                For the years ended December 31, 1998, 1997, and 1996
                           ------------------------------------------------------------------------------------------
                                                                                  Accumulated    Deferred
                                   Common Stock                                      Other       Benefits for
                                -------------------  Capital  Retained  Treasury  Comprehensive  Directors &
                                 Shares     Amount   Surplus  Earnings   Stock       Income      Employees    Total
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995      14,362,533  $30,464  $39,947  $179,714   $(5,038)    $1,210       $(1,143)   $245,154
---------------------------------------------------------------------------------------------------------------------
Net Income                                                      25,942                                         25,942
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                           (1,164)                   (1,164)
                                                                                                               ------
     Comprehensive Income                                                                                      24,778
Cash dividends:
  Common ($.72 per share)                                      (10,529)                                       (10,529)
  Common by pooled bank
     prior to acquisition                                       (1,764)                                        (1,764)
Stock issued for acquisitions      378,008      348    5,674               5,899                               11,921
Net treasury shares purchased      (42,126)               38              (1,405)                              (1,367)
Principal payment on ESOP debt                                                                        365         365
Deferred benefits for directors                                                                       (77)        (77)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      14,698,415    30,812  45,659   193,363      (544)        46          (855)    268,481
---------------------------------------------------------------------------------------------------------------------
Net Income                                                      25,211                                         25,211
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                            1,737                     1,737
                                                                                                               ------
     Comprehensive Income                                                                                      26,948
Cash dividends:
  Common ($.786 per share)                                     (12,474)                                       (12,474)
  Common by pooled bank
    prior to acquisition                                        (1,929)                                        (1,929)
Stock issued for acquisitions      323,175       366   7,519               4,901                               12,786
Net treasury shares purchased     (186,362)               82              (6,032)                              (5,950)
Retirement of pooled stock
    held by WesBanco                             (17)   (116)                                                    (133)
Stock dividend by pooled bank      417,573       733   4,853    (5,586)
Stock issued for a 3 for 2
    split effected in the form
    of a 50% stock dividend      5,357,003    11,161           (11,161)
Principal payment of ESOP debt                                                                        450         450
ESOP borrowing                                                                                       (134)       (134)
Deferred benefits for directors                                                                       (50)        (50)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      20,609,804    43,055  57,997   187,424    (1,675)     1,783          (589)    287,995
---------------------------------------------------------------------------------------------------------------------
Net Income                                                      28,313                                         28,313
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                            1,827                     1,827
                                                                                                               ------
     Comprehensive Income                                                                                      30,140
Cash dividends:
  Common ($.84 per share)                                      (16,470)                                       (16,470)
  Common by pooled bank
     prior to acquisition                                         (485)                                          (485)
Net treasury shares purchased     (342,415)              (97)             (9,629)                              (9,726)
Stock issued for acquisitions      392,846       687   2,383               1,883                                4,953
Principal  payment on ESOP debt                                                                        97          97
Deferred benefits for directors                                                                       (21)        (21)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      20,660,235   $43,742 $60,283  $198,782   $(9,421)    $3,610         $(513)   $296,483
=====================================================================================================================
There was no activity in Preferred Stock for the years ended December 31, 1998, 1997 and 1996.


See Notes to Consolidated Financial Statements

                                   WESBANCO, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

                                                    For the years ended December 31,
                                                    --------------------------------
Increase (Decrease) in Cash and Cash Equivalents       1998       1997       1996
------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                         $  28,313  $  25,211   $  25,942
Adjustment to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      5,406      6,341       6,509
    Provision for loan losses                          4,392      5,574       4,795
    Gains on sales of investment securities-net       (1,510)      (516)       (265)
    Gain on sale of branch offices                    (4,605)       ---         ---
    Deferred income taxes                               (243)      (387)       (343)
    Other - net                                          248        439        (385)
    Net change in assets and liabilities:
       Interest receivable                               460     (1,103)      1,155
       Other assets and other liabilities             (1,488)     4,748      (3,101)
       Interest payable                                 (469)      (151)     (1,307)
------------------------------------------------------------------------------------
Net cash provided by operating activities             30,504     40,156      33,000
------------------------------------------------------------------------------------
Cash flows from investing activities:
    Investment securities held to maturity:
       Proceeds from maturities and calls            116,675    103,537     122,640
       Payments for purchases                        (98,062)   (54,261)    (69,463)
    Securities available for sale:
       Proceeds from sales                            71,578     42,234      89,749
       Proceeds from maturities and calls            196,492     65,487      66,419
       Payments for purchases                       (344,867)  (174,357)   (199,869)
    Sale of branch offices, net of cash               (2,726)       ---         ---
    Purchase of subsidiaries, net of cash              4,951      6,635       2,127
    Net increase in loans                            (59,154)    (2,674)   (123,840)
    Purchases of premises and equipment-net           (8,953)    (7,498)     (7,111)
------------------------------------------------------------------------------------
Net cash used in investing activities               (124,066)   (20,897)   (119,348)
------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                          47,210     48,634      56,980
    Increase in federal funds purchased
       and repurchase agreements                      19,169      9,413      10,086
    Increase (decrease) in borrowings                 (2,253)    10,245      15,280
    Net payments related to ESOP debt                    (97)      (316)       (365)
    Dividends paid                                   (15,813)   (14,045)    (11,563)
    Purchases of treasury shares-net                  (9,726)    (5,950)     (1,367)
    Other-net                                            ---        (19)        864
------------------------------------------------------------------------------------
Net cash provided by financing activities             38,490     47,962      69,915
------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents (55,072)    67,221     (16,433)
Cash and cash equivalents at beginning of year       161,290     94,069     110,502
------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 106,218  $ 161,290   $  94,069
====================================================================================

During 1998, 1997 and 1996, WesBanco paid $74,393, $69,463, and $61,388 in interest on deposits and other borrowings and $13,609, $10,221, and $10,888 for income taxes, respectively.



See Notes to Consolidated Financial Statements.

                                WESBANCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
                         NOTE 1:  ACCOUNTING POLICIES
-----------------------------------------------------------------------------

     WesBanco, Inc. is a multi-bank holding company offering a full range of financial services, including trust, mortgage banking, insurance and brokerage services, through offices located in West Virginia and Eastern Ohio.
     The significant accounting principles employed in the preparation of the accompanying consolidated financial statements are summarized below:
Principles of consolidation:
     The Consolidated Financial Statements of WesBanco, Inc. (the "Corporation") include the accounts of the Corporation and its wholly-owned subsidiaries. Material intercompany transactions and accounts have been eliminated.
Reclassification:
     Certain prior year financial information has been reclassified to conform to the presentation in 1998. The reclassifications had no effect on net income.
Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents:
     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks-interest bearing and federal funds sold. Generally, federal funds are sold for one day periods.
Investment securities:
Securities Available for Trading:
     The Corporation did not have a trading portfolio during the two year period ended December 31, 1998.
Investments Held to Maturity:
     Investment securities consisting principally of debt securities, which are purchased with the positive intent and ability to hold until their maturity, are stated at cost, adjusted for amortization of premiums and accretion of discounts.
Securities Available for Sale:
     Debt securities not classified as trading or held to maturity, and marketable equity securities not classified as trading, are classified as available for sale. These securities may be sold at any time based upon management's assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations, and other factors. These securities are stated at market value, with the market value adjustment, net of tax, reported as a separate component of accumulated other comprehensive income. Permanent declines in value on these securities are recognized in results of operations.
Gains and Losses:
     Net realized gains and losses on sales of securities are included in other income. The cost of these securities sold is based on the specific identification method.
Amortization and Accretion:
     Amortization of premiums and accretion of discounts are included in interest on securities.
Loans and loans held for sale:
     Interest is accrued as earned on loans except where doubt exists as to collectability, in which case recognition of income is discontinued. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Losses are recorded in other income based on the difference between the market value and the aggregate cost.
     A loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual and renegotiated loans, as well as loans internally classified as substandard or doubtful (as those terms are defined by banking regulations) that meet the definition of impaired loans. The Corporation recognizes interest income on nonaccrual loans on the cash basis.
Allowance for loan losses:
     The allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses. The allowance is increased by provisions charged to operating expenses and reduced by loan losses, net of recoveries. Management's determination of the adequacy of the allowance is based on evaluation of the loan portfolio, as well as prevailing economic conditions, past loan loss experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.
While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.
Premises and equipment:
     Premises and equipment are stated at cost less accumulated depreciation, and depreciated over their estimated useful lives using either the straight-line or an accelerated method. Useful lives are revised when a change in life expectancy becomes apparent. Maintenance and repairs are charged to expense and betterments are capitalized. Gains and losses on premises and equipment retired or otherwise disposed of are charged to expense when incurred.
Other real estate owned:
     Other real estate owned consists primarily of properties acquired through, or in lieu of, loan foreclosures. Valuations are performed periodically and the real estate is carried at the lower of cost or appraised value, less estimated costs to sell.
Purchase method of accounting:
     Net assets of companies acquired in purchase transactions are recorded at fair market value at the date of acquisition. The excess of cost over net assets of affiliates purchased (goodwill) is amortized over 15 years.
Income taxes:
     Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their tax bases. In addition, such deferred tax asset and liability amounts are adjusted for the effects of enacted changes in tax laws or rates.
Earnings per share:
     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period is increased by the number of shares which would be issued assuming the exercise of common stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.
Trust assets:
     Assets held by subsidiary banks in fiduciary or agency capacities for their customers are not included as assets in the accompanying Consolidated Balance Sheet. Certain trust assets are held on deposit at subsidiary banks. Comprehensive income:
     During 1998, WesBanco adopted SFAS No. 130, "Reporting Comprehensive Income", which required reclassification of the Consolidated Statement of Changes in Shareholders' Equity for earlier periods. Sources of comprehensive income not included in net income are limited to unrealized gains and losses (net market value adjustments) on securities available for sale. Reclassification adjustments between unrealized gains and losses from prior periods and realized gains and losses included in earnings in the current period are not considered material in the current presentation of comprehensive income.
New Accounting Standards:
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for years beginning after June 15, 1999. This Statement, which provides new accounting treatment for derivative transactions, is not expected to have a significant impact on WesBanco's financial condition or results of operations.
     During 1998, WesBanco adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, which requires companies to disclose certain information about reporting operating segments, did not materially effect WesBanco's financial position or results of operations since management views the Corporation as one segment, community banking.



                         NOTE 2: AGREEMENT TO MERGE
-----------------------------------------------------------------------------

     On November 10, 1998, WesBanco and The Heritage Bank of Harrison County ("Heritage") jointly announced that they have entered into a definitive Agreement and Plan of Merger providing for Heritage, a unit-bank located in Clarksburg, West Virginia, to merge with and into a WesBanco affiliate. Under the terms of the definitive Agreement and Plan of Merger, WesBanco will exchange common stock based upon its market value as of the determination date. In accordance with the terms of the agreement, WesBanco will issue a minimum of 1.515 shares and a maximum of 1.923 shares for each share of Heritage common stock in a tax free exchange. The merger will be accounted for as a purchase transaction.
     The transaction, which is subject to, among other things, approval by the stockholders of Heritage and Federal and State Regulators, is expected to be completed during the second quarter of 1999.

     At December 31, 1998, Heritage reported total assets of approximately $33,049,000, deposits of $28,685,000, and shareholders' equity of $4,219,000.


         NOTE 3:  COMPLETED BUSINESS COMBINATIONS AND DIVESTITURE
-----------------------------------------------------------------------------

     On March 31, 1998, WesBanco completed its business combination with Commercial BancShares, Incorporated issuing 4,594,134 shares of stock in a transaction accounted for as a pooling of interests. Prior years' financial information has been restated to reflect the pooling of interests transaction. As of the transaction date, Commercial BancShares reported total assets of approximately $466,137,000, deposits of $395,504,000 and shareholders' equity of $46,358,000.
     The following financial information presents combined net interest income and net income results of WesBanco and Commercial Bancshares as if the acquisition had occurred as of the beginning of 1996 and 1997: (in thousands)

                                        WesBanco
For the years ended                  as previously     Commercial
   December 31,                        presented       BancShares   WesBanco
-----------------------------------------------------------------------------
Net interest income:
 1997                                    $68,756         $19,029    $87,785
 1996                                     64,720          18,051     82,771
Net income:
 1997                                     22,274           2,937     25,211
 1996                                     21,161           4,781     25,942
-----------------------------------------------------------------------------


The following table summarizes WesBanco's material purchase acquisitions, accounted for under the purchase method of accounting, for the three year period ended December 31, 1998:
(dollars in thousands)

-------------------------------------------------------------------------------------------------------
                                           Purchase                                             Assets
Date         Entity                         Price         Consideration             Goodwill   Acquired
-------------------------------------------------------------------------------------------------------
6/30/97   Shawnee Bank, Inc.                $12,786   323,175 shares of common stock  $6,498    $34,695
12/30/96  Vandalia National Corporation      12,046   345,545 shares of common stock   7,783     55,372
-------------------------------------------------------------------------------------------------------

     On June 30, 1998, WesBanco fulfilled the regulatory requirement that it divest of Union Bank of Tyler County ("Union"). Union was a subsidiary of Commercial BancShares, with total assets of $46,873,000 as of the divestiture date. WesBanco recognized a gain of $4,605,000 on the sale of Union, which is included in Other Income.



                      NOTE 4:  INVESTMENT SECURITIES
-----------------------------------------------------------------------------

The following tables summarize amortized cost and fair values of held to maturity and available for sale securities:

(in thousands)

                                                             Held to Maturity
                          ------------------------------------------------------------------------------------------
                                       December 31, 1998                             December 31, 1997
                          --------------------------------------------  --------------------------------------------
                                        Gross      Gross     Estimated                Gross      Gross     Estimated
                          Amortized  Unrealized  Unrealized    Fair     Amortized  Unrealized  Unrealized    Fair
                             Cost      Gains       Losses      Value       Cost       Gains      Losses      Value
                          --------------------------------------------  --------------------------------------------
U.S. Treasury and
  Federal Agency
  securities               $ 41,961    $  457        ---     $ 42,418   $ 79,220     $  361        $  11   $  79,570

Obligations of states
  and political
  subdivisions              169,552     5,405      $   8      174,949    164,684      3,388          430     167,642

Other debt securities         3,332       ---        ---        3,332      2,304          1          ---       2,305
--------------------------------------------------------------------------------------------------------------------
Total                      $214,845    $5,862      $   8     $220,699   $246,208     $3,750        $ 441    $249,517
====================================================================================================================

                                                              Available for Sale
                          ------------------------------------------------------------------------------------------
                                       December 31, 1998                             December 31, 1997
                          --------------------------------------------  --------------------------------------------
                                        Gross      Gross     Estimated                Gross      Gross     Estimated
                          Amortized  Unrealized  Unrealized    Fair     Amortized  Unrealized  Unrealized    Fair
                             Cost      Gains       Losses      Value       Cost       Gains      Losses      Value
                          --------------------------------------------  --------------------------------------------
U.S. Treasury and
  Federal Agency
  securities               $272,457    $ 3,839     $   36    $ 276,260  $245,655     $ 1,906    $ 519      $247,042

Obligations of
  states and political
  subdivisions               24,376        336        ---       24,712    20,646         122      130        20,638

Mortgage-backed
  & other debt
  securities                158,387      1,193        109      159,471   108,568       1,124      192       109,500
-------------------------------------------------------------------------------------------------------------------
Total debt securities       455,220      5,368        145      460,443   374,869       3,152      841       377,180
Equity securities             4,459        860         57        5,262     5,204         703       77         5,830
-------------------------------------------------------------------------------------------------------------------
Total                      $459,679     $6,228       $202     $465,705   $380,073     $3,855     $918      $383,010
===================================================================================================================

The following table summarizes amortized cost and estimated fair value of securities by maturity:

                                               December 31, 1998
                                  -------------------------------------------
                                    Held to Maturity       Available for Sale
                                  ---------------------   -------------------
                                              Estimated             Estimated
                                  Amortized     Fair      Amortized   Fair
(in thousands)                      Cost        Value        Cost     Value
-----------------------------------------------------------------------------
Within one year                   $ 46,731    $ 47,111    $130,319   $130,949
After one year, but within five     76,018      78,253     197,327    200,749
After five years, but within ten    52,191      54,306     119,994    121,085
After ten years                     39,905      41,029      12,039     12,922
-----------------------------------------------------------------------------
Total                             $214,845    $220,699    $459,679   $465,705
=============================================================================
Mortgage-backed securities are assigned to maturity categories based on estimated average lives. Available for sale securities in the after 10 year category include securities with no stated maturity. Securities with prepayment provisions are categorized based on contractual maturity.


     Investment securities with par values aggregating $244,715,000 at December 31, 1998 and $195,165,000 at December 31, 1997 were pledged to secure public and trust funds. Gross security gains of $1,512,000, $562,000, and $635,000 and gross security losses of $2,000, $46,000 and $370,000 were realized for the years ended December 31, 1998, 1997 and 1996, respectively.


                              NOTE 5:  LOANS
-----------------------------------------------------------------------------
The following table is a summary of total loans:
                                                          December 31,
                                                 ----------------------------
(in thousands)                                       1998             1997
-----------------------------------------------------------------------------
Loans:
Commercial                                        $  484,269    $   438,055
Real estate  - construction                           46,033         37,743
Real estate                                          520,393        521,222
Personal, net of unearned income                     313,043        333,176
Loans held for sale                                    9,280         11,705
-----------------------------------------------------------------------------
Loans, net of unearned income                     $1,373,018     $1,341,901
=============================================================================

The following table represents changes in the allowance for loan losses:

                                             For the years ended December 31,
                                             --------------------------------
(in thousands)                                 1998        1997       1996
-----------------------------------------------------------------------------
Balance, beginning of year                    $20,261    $19,102    $16,955
Allowance for loan losses of
  acquired(sold) banks - net                      (37)       269        707
Provision for loan losses                       4,392      5,574      4,795

Losses charged to the allowance                (6,400)    (5,793)    (3,958)
Recoveries                                        882      1,109        603
-----------------------------------------------------------------------------
   Net losses charged to the allowance         (5,518)    (4,684)    (3,355)
-----------------------------------------------------------------------------
Balance, end of year                          $19,098    $20,261    $19,102
=============================================================================

The following tables summarize loans classified as impaired:
                                                              December 31,
                                                         --------------------
(in thousands)                                               1998      1997
-----------------------------------------------------------------------------
Nonaccrual                                                $ 10,488  $  8,413
Renegotiated                                                   695     2,423
Other classified loans:
  Doubtful                                                     115       ---
  Substandard                                                5,170     3,765
-----------------------------------------------------------------------------
Total impaired loans                                      $ 16,468  $ 14,601
=============================================================================
Impaired loans with a related allowance for loan losses   $ 11,873  $ 10,877
Allowance for loan losses on impaired loans                  2,165     2,550
=============================================================================

                                            For the years ended December 31,
                                            --------------------------------
(in thousands)                                  1998       1997      1996
----------------------------------------------------------------------------
Average impaired loans                        $19,429    $17,514   $12,717
Amount of contractual interest
   income on impaired loans                       796        922       718
Amount of interest income recognized
   on a cash basis                                391        202       178
============================================================================

     Most lending occurs with customers located within West Virginia and Eastern Ohio. No significant concentration of credit risk exists by industry or by individual borrowers. The Corporation has no significant exposure to highly leveraged loan transactions, nor any foreign loans.
     Subsidiaries of WesBanco, in the ordinary course of business, grant loans to related parties at terms which do not vary from terms that would have been required if the transactions had been with unrelated parties. Indebtedness of related parties aggregated approximately $32,946,000, $47,123,000, and $56,028,000 as of December 31, 1998, 1997 and 1996,
respectively. During 1998, $54,896,000 of loans were funded and $69,073,000 of loans were repaid. Loans repaid included $11,309,000 in loans to directors and executive officers of Commercial BancShares who are no longer in those positions, or have discontinued their affiliation with the Corporation.





                   NOTE 6:  BANK PREMISES AND EQUIPMENT
-----------------------------------------------------------------------------

Bank premises and equipment include:                          December 31,
                                            Estimated     -------------------
(in thousands)                              useful life    1998        1997
-----------------------------------------------------------------------------
Land and improvements                      (3-10 years)   $11,491   $  9,554
Buildings and improvements                 (4-50 years)    48,973     46,263
Furniture and equipment                    (2-25 years)    36,059     33,383
-----------------------------------------------------------------------------
                                                           96,523     89,200
Less - Accumulated depreciation                           (48,524)   (44,132)
-----------------------------------------------------------------------------
Total                                                     $47,999    $45,068
=============================================================================

                        NOTE 7:  CERTIFICATES OF DEPOSIT
-----------------------------------------------------------------------------

     Certificates of deposit in denominations of $100,000 or more were $125,493,000, and $134,253,000 as of December 31, 1998 and 1997, respectively.
Related interest expense was $7,921,000 in 1998 and $7,512,000 in 1997.
     At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:


                (in thousands)
                --------------------------------------
                1999                         $473,534
                2000                          179,532
                2001                           42,962
                2002                           21,033
                2003 and thereafter            23,591
                --------------------------------------
                Total                        $740,652
                ======================================


             NOTE 8: REPURCHASE AGREEMENTS AND OTHER BORROWINGS
-----------------------------------------------------------------------------

     Federal funds purchased and securities sold under agreements to repurchase represent short-term borrowings which generally mature within one to four days from the transaction date. Other borrowings consist principally of long-term advance agreements with the Federal Home Loan Bank (FHLB). These borrowings are collateralized by FHLB stock and a blanket collateral agreement which assigns a security interest in capital stock, deposits, mortgage loans, and investment securities. At December 31, 1998, FHLB borrowings, which are variable rate instruments with a weighted average yield of 5.6%, have the following maturity dates (in thousands):
                  ------------------------------------
                  2001                        $10,255
                  2002                          5,000
                  2004 and thereafter           3,995
                  ------------------------------------
                  Total                       $19,250
                  ====================================

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                For the years ended
                                                    December 31,
                                            ------------------------------
(dollars in thousands)                        1998       1997      1996
--------------------------------------------------------------------------
Outstanding balance at year end             $111,029   $ 92,560  $ 74,064
Average balance during the year               99,099     79,132    71,774
Maximum month-end balance during the year    123,277     92,560    88,648
Average interest rate at year end               4.56%      5.61%     5.48%
Average interest rate during the year           4.78       5.01      4.82
==========================================================================

                     NOTE 9: EMPLOYEE BENEFIT PLANS
-----------------------------------------------------------------------------
     In 1998 WesBanco adopted SFAS No. 132, "Employers' Disclosures
About Pensions and Other Postretirement Benefits". This statement requires revised disclosures about pension and other post-retirement benefit plans, but does not impact the measurement or recognition of those plans. As such, adoption of this statement did not impact WesBanco's financial condition or results of operations.

Defined Benefit Pension Plan:
     At December 31, 1998, substantially all employees were participants in the WesBanco Defined Benefit Pension Plan ("The Plan"). The Plan covers those employees who satisfy minimum age and length of service requirements.
Benefits of the Plan are generally based on years of service and employee's compensation during the last five years of employment. The Plan's funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     Commercial BancShares had no defined benefit pension plan. Employees of Commercial have been included in the WesBanco Plan as of the acquisition date, with no credited prior years of service.
     During 1996, all the assets and liabilities of Bank of Weirton's defined benefit plan were merged into the WesBanco plan. Prior to the merger, Bank of Weirton had a non-contributory defined benefit pension plan. The Bank of Weirton's plan benefit formula was based on length of service and average employee compensation.

Other postretirement benefits:
     WesBanco provides a postretirement contributory health insurance and a death benefit plan for retirees and active employees who were initially employed by the Corporation prior to March 30, 1998. The contribution related to health insurance is a fixed amount which may be changed at the Corporation's sole discretion. For 1998 and 1997, the health insurance benefit was $100 per month and death benefit was $7,500. As of December 31, 1998, the benefit obligation of $2,031,000 for the health insurance and death benefit was merged into the defined benefit pension plan.


Net periodic pension cost (benefit) for the defined benefit plan include the following components:

                                                        For the years ended
                                                           December 31,
                                                    -------------------------
(in thousands)                                       1998      1997     1996
-----------------------------------------------------------------------------
Service cost - benefits earned during year          $  808   $  773   $  755
Interest cost on projected benefit obligation        1,621    1,406    1,380
Expected return on plan assets                      (2,415)  (3,582)  (3,313)
Net amortization and deferral                         (162)   1,194    1,329
-----------------------------------------------------------------------------
Net periodic pension cost (benefit)                 $ (148)  $ (209)  $  151
=============================================================================


Net periodic costs of other postretirement benefits other than pensions include the following components:

                                              For the years ended December 31,
                                              --------------------------------
(in thousands)                                      1998       1997      1996
------------------------------------------------------------------------------
Service cost - benefits earned during year          $  98     $  99     $ 128
Interest cost on projected benefit obligation         215       209       191
Prior service cost                                     70        70        70
------------------------------------------------------------------------------
Net periodic postretirement benefit cost, other
 than pensions                                      $ 383     $ 378     $ 389
==============================================================================

    Postretirement benefits resulted in cash payments of approximately $220,000, $181,000, and $138,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The following tables summarize the activity in the projected benefit obligation and plan assets:

                                                          For the years ended
                                                              December 31,
                                                          -------------------
(in thousands)                                              1998       1997
-----------------------------------------------------------------------------
Projected benefit obligation, at beginning of year        $ 20,830   $ 19,642
Service cost                                                   808        773
Interest cost                                                1,621      1,406
Benefits paid                                               (1,911)    (1,258)
Change in interest rate assumptions                            924        803
Plan amendments - other postretirement benefits              3,287        ---
Actuarial(gain)loss                                          1,988       (536)
-----------------------------------------------------------------------------
Projected benefit obligation, at end of year              $ 27,547   $ 20,830
=============================================================================

                                                        For the years ended
                                                            December 31,
                                                        ----------------------
(in thousands)                                            1998         1997
------------------------------------------------------------------------------
Fair value of plan assets, at beginning of year         $ 27,680    $ 24,928
Actual return on assets                                    2,649       3,582
Market value adjustment                                      376         ---
Contributions                                                ---         428
Benefits paid                                             (1,911)     (1,258)
------------------------------------------------------------------------------
Fair value of plan assets, at end of year               $ 28,794    $ 27,680
==============================================================================

     Plan assets consist of debt and equity securities which include U.S. Agency and Treasury issues, Corporate bonds and notes, listed common stocks including shares of WesBanco common stock (comprising less than 10% of Plan assets), and short-term cash equivalent instruments.


The following table sets forth the defined benefit pension plan's funded status and the asset reflected in the Consolidated Balance Sheet:

                                                              December 31,
                                                         ---------------------
(in thousands)                                             1998        1997
------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation    $  1,247    $  6,850
Unrecognized prior service cost                              (864)     (1,479)
Unrecognized net gain (loss)                                  770      (2,342)
Unrecognized obligation                                        20          27
------------------------------------------------------------------------------
Net pension asset                                        $  1,173    $  3,056
==============================================================================

The actuarial present value of benefit obligations is as follows:
                                                              December 31,
                                                         ---------------------
(in thousands)                                             1998        1997
------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Vested benefit obligation                              $ 21,048   $  16,041
  Accumulated benefit obligation                           23,936      17,611
==============================================================================

Actuarial assumptions used in the determination of the projected benefit obligation in the plan are as follows:

                                             For the years ended December 31,
                                             ---------------------------------
                                                       1998     1997    1996
------------------------------------------------------------------------------
Weighted average discount rates                        7.00%    7.25%   7.50%
Rates of increase in compensation levels               4.50     4.50    4.50
Weighted average expected long-term return on assets   8.75     8.75    8.75
==============================================================================

KSOP: (Employee Stock Ownership and 401(k) Plan)
     Substantially all employees are included in either the WesBanco or Commercial BancShares KSOP Plans. Both KSOP plans consist of non-contributory employee stock ownership (ESOP) and 401(k) Plans. Under the 401(k) provisions, the Corporation makes various matching contributions based upon employees' contribution subject to regulatory limitations. Effective January 1, 1999, Commercial BancShares' KSOP was merged into WesBanco's KSOP.
     As of December 31, 1998, the combined plans hold 657,419 shares of WesBanco stock, all allocated to specific employee accounts. During 1995, WesBanco's ESOP established a line of credit with an affiliated lender. Conditions in the loan agreement provide for a revolving line of credit in the aggregate amount of $1,000,000 to facilitate purchases of WesBanco common stock in the open market. The loan bears interest at a rate equal to the lender's base rate and requires annual repayments of principal equal to 20% of the balance at January 1 of each year. The loan has a final maturity date of 5 years from date of inception. The $1,000,000 revolving line of credit was reduced to a zero balance at December 31, 1998 from $97,000 at December 31, 1997.
     Total contributions to the Plans during 1998 were $1,046,000. Contributions during 1997 and 1996 were $1,156,000 and $1,031,000, respectively.

Commercial BancShares Executive Supplemental Income Plan:
     The Executive Supplemental Income Plan is a non-contributory plan covering certain officers with benefits which include death and retirement benefits. This Plan funded future benefit payments through an insurance investment with fair values of $4,660,000 and $5,070,000 as of December 31, 1998 and 1997,
respectively. The net expense recorded to provide these benefits was $142,000, $947,000 and $523,000 for the years ended December 31, 1998, 1997 and 1996, respectively. WesBanco does not anticipate providing this benefit to any additional employees.

Key Executive Incentive Bonus & Option Plan:
     The Key Executive Incentive Bonus & Option Plan is a non-qualified plan which includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, or a mixture of cash and stock, or granting of stock options, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals. Performance goals are established by WesBanco's Board of Directors.
    Compensation expense incurred in 1998 for the Annual Bonus component of the plan was $364,000. There were no awards or payments made for the Long-Term Bonus component of the plan.
     The Stock Option component provides for granting of stock options to eligible employees. The Board of Directors provided for the issuance of 150,000 shares of common stock for this component of the Plan. As of December 31, 1998, 28,000 shares have been granted at an option price of $29.50 per share, which was the fair market price on the date of grant. Vesting of stock options is based upon achievement of performance goals, which include improvements in earnings per share. At December 31, 1998, 9,331 shares were vested. Employees generally have a 10-year period to exercise the vested options. No options have been exercised. All granted options become immediately vested in the event of a change in control of the Corporation.
     The Corporation is accounting for the plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Since the exercise price equals the market price of the underlying stock on December 31, 1998 and the date of grant, no compensation expense has been recognized. Under the expense recognition provisions of SFAS No. 123, compensation expense of $96,000 would have been recognized. A fair value of $6.17 per share was estimated using the Black-Scholes option pricing model using a weighted-average expected life of the option of 6 years, risk free interest rate of 5.48%, dividend yield of 2.8% and a volatility factor of 18.1%.



                       NOTE 10:  OTHER OPERATING EXPENSE
-----------------------------------------------------------------------------
Other operating expense consists of the following:
                                             For the years ended December 31,
                                             --------------------------------
(in thousands)                                 1998        1997        1996
-----------------------------------------------------------------------------
Customer and office supplies                $  2,215    $  1,744    $  1,844
Postage and freight                            1,802       1,467       1,507
Legal and accounting fees                      1,120       1,689       1,227
Marketing media                                1,935       1,937       2,137
Miscellaneous taxes                            3,247       2,800       2,344
Goodwill amortization                          1,048         769          18
Other                                         12,029      10,830       9,045
-----------------------------------------------------------------------------
Total                                        $23,396     $21,236     $18,122
=============================================================================

                              NOTE 11:  INCOME TAXES
-----------------------------------------------------------------------------
A reconciliation of the federal statutory tax rate to the reported effective tax rate is as follows:

                                             For the years ended December 31,
                                             --------------------------------
                                               1998         1997        1996
-----------------------------------------------------------------------------
Federal statutory tax rate                      35%          35%         35%
Tax-exempt interest income from securities
   of states and political subdivisions         (7)          (8)         (8)
State income taxes                               3            3           3
Other - net                                      1           (3)         (1)
-----------------------------------------------------------------------------
Effective tax rate                              32%          27%         29%
=============================================================================

The provision for income taxes consists of the following:
                                             For the years ended December 31,
                                             --------------------------------
(in thousands)                                 1998        1997        1996
-----------------------------------------------------------------------------
Current  - Federal                           $11,446      $8,174      $9,321
           State                               2,293       1,733       1,670
Deferred - Federal                              (189)       (319)       (289)
           State                                 (55)        (69)        (54)
-----------------------------------------------------------------------------
Total                                        $13,495     $ 9,519     $10,648
=============================================================================
Tax expense applicable to securities
  transactions                               $   609     $   208     $   106
=============================================================================

Deferred tax assets and liabilities are comprised of the following:
                                                       December 31,
                                            ---------------------------------
(in thousands)                                 1998        1997       1996
-----------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                  $ 7,075     $ 7,010     $ 6,361
  Deferred compensation                        1,199         922         800
  Other                                           47          51         167
-----------------------------------------------------------------------------
    Gross deferred tax assets                  8,321       7,983       7,328
-----------------------------------------------------------------------------
Deferred tax liabilities:
  Tax effect of market value adjustment on
    investment securities available for sale  (2,380)     (1,139)        (49)
  Depreciation                                (1,484)     (1,513)     (1,338)
  Purchase accounting adjustments               (695)       (458)       (214)
  Accretion on investments                      (205)       (215)       (143)
  Other                                          ---         ---        (237)
-----------------------------------------------------------------------------
    Gross deferred tax liabilities            (4,764)     (3,325)     (1,981)
-----------------------------------------------------------------------------
Net deferred tax assets                       $3,557      $4,658      $5,347
=============================================================================


      NOTE 12:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------------------------------------------

     Fair value estimates of financial instruments are based on present value of expected future cash flows, quoted market prices of similar financial instruments, if available, and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.
     The aggregate fair value of amounts presented does not represent the underlying value of the Corporation. Management does not have the intention to dispose of a significant portion of its financial instruments and, therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

     The following table represents the estimates of fair value of financial instruments:


                                                          December 31,
                                           ------------------------------------------
                                                   1998                 1997
                                           -------------------   --------------------
                                           Carrying     Fair     Carrying    Fair
(in thousands)                              Amount     Amount      Value    Amount
-------------------------------------------------------------------------------------
Financial assets:
 Cash and short-term investments           $ 106,218  $ 106,218  $ 161,290  $ 161,290
 Investment securities held to maturity      214,845    220,699    246,208    249,517
 Securities available for sale               465,705    465,705    383,010    383,010
 Net loans (including loans held for sale) 1,353,920  1,364,404  1,321,640  1,326,850
Financial liabilities:
 Deposits                                  1,787,642  1,792,970  1,779,867  1,780,645
 Federal funds purchased, repurchase
   agreements and other borrowings           134,705    135,029    120,269    120,269
Off balance sheet financial instruments:
 Interest rate swaps (loss)                      ---       (590)       ---        (26)
=====================================================================================

     The following methods and assumptions are used to estimate the fair value of like kinds of financial instruments:

Cash and short-term Investments:
     The carrying amount for cash and short-term investments is a reasonable estimate of fair value. Short-term investments consist of federal funds sold. Investment Securities:
     Fair values for investment securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.
Loans Held For Sale:
     The carrying amount for loans held for sale is a reasonable estimate of fair value.
Net Loans:
      Fair values for loans with interest rates that fluctuate as current rates change are generally valued at carrying amounts. The fair values for residential mortgage loans are based on quoted market prices of securitized financial instruments, adjusted for remaining maturity and differences in loan characteristics. Fair values of commercial real estate, construction and personal loans are based on a discounted value of the estimated future cash flows expected to be received. The current interest rates applied in the discounted cash flow method reflect rates used to price new loans of similar type, adjusted for relative risk and remaining maturity. The fair value of credit cards is estimated based on the anticipated average cost of soliciting a new account and the present credit quality of the outstanding balances. For nonaccrual loans, fair value is estimated by discounting expected future principal cash flows only.
Deposits:
     The carrying amount is considered a reasonable estimate of fair value for demand and savings deposits and other variable rate deposit accounts.
The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.
Federal funds purchased, repurchase agreements and other borrowings:
     For federal funds purchased and repurchase agrements, which represent short-term borrowings, the carrying amount is a reasonable approximation of fair value. For longer term Federal Home Loan Bank advances, fair value is based on rates currently available to WesBanco for borrowings with similar terms and remaining maturities.
Off-Balance Sheet Instruments:
     Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and interest rate swap agreements. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of commitments to extend credit is immaterial and therefore not presented in the above table.
     Fair values for interest rate swaps are estimated by obtaining quotes from brokers. The values represent the amount the Corporation would receive or pay to terminate the agreement considering current interest rates.

            NOTE 13:  COMMITTMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------------------------------------
     In the normal course of business, WesBanco offers off-balance-sheet financial instruments to enable its customers to meet their financing objectives. The Corporation also enters into these transactions to manage its own risks arising from movement in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate swap agreements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
     WesBanco has various commitments outstanding to extend credit approximating $109,841,000 and $111,177,000 and standby letters of credit of $9,986,000 and $9,604,000 as of December 31, 1998 and 1997, respectively.
     WesBanco's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending. Collateral which secures these types of commitments is the same type as collateral for other types of lending, such as accounts receivable, inventory and fixed assets.
     Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's credit worthiness on a case-by-case basis.
      Standby letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral securing these types of transactions is similar to collateral securing the Corporation's commercial loans.
     Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount, on which interest payments are calculated. Interest rate swap agreements are entered into as part of the Corporation's interest rate risk management strategy primarily to alter the interest rate sensitivity of its deposit liabilities.


The following summarizes WesBanco's interest rate swap agreements:

                                                            December 31,
                                                     ------------------------
(dollars in thousands)                                  1998          1997
-----------------------------------------------------------------------------
Notional amount                                       $38,500       $10,000
Unrealized losses                                        (590)          (26)
Weighted average receive variable rate                   5.14%         5.29%
Weighted average pay fixed rate                          4.55%         5.10%
Life (years)                                             4.85          1.52
-----------------------------------------------------------------------------

     The Corporation and its affiliates are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on the Corporation's consolidated financial position.


                NOTE 14:  TRANSACTIONS WITH RELATED PARTIES
-----------------------------------------------------------------------------

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

                           NOTE 15:  REGULATORY MATTERS
-----------------------------------------------------------------------------

      WesBanco (Parent Company) is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the extent to which WesBanco's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to WesBanco. Certain restrictions under Federal and State law exist regarding the ability of certain subsidiaries to pay dividends to WesBanco. Approval is required if total dividends declared by a bank subsidiary, in any calendar year, exceeds net profits for that year combined with its retained net profits for the preceding two years. In determining to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements. During the fourth quarter of 1998, Federal and State regulatory agencies granted approval to declare a special dividend to WesBanco for the purpose of funding a 1,000,000 share repurchase plan. As of December 31, 1998, WesBanco's banking subsidiaries could not have declared any dividends to be paid to WesBanco without prior approval from regulatory agencies.
     Federal Reserve regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank. The average amounts of required reserve balances were approximately $16,846,000 and $12,216,000 during 1998 and 1997, respectively.
     WesBanco is subject to various regulatory capital requirements (risk-based capital ratios) administered by Federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Corporation's financial results.
     All banks are required to have core capital (Tier 1) of at least 4% of risk weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders' equity, excluding unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and each of its banking subsidiaries are categorized as well-capitalized under the regulatory framework for prompt corrective action at December 31, 1998 and 1997.



The following table summarizes risk-based capital amounts and ratios for WesBanco and its largest bank subsidiary:

(dollars in thousands)

                                                       December 31,
                                            ---------------------------------
                                                  1998             1997
                                            ---------------  ----------------
WesBanco, Inc.                              Amount    Ratio   Amount   Ratio
-----------------------------------------------------------------------------
Total Capital to Risk-Weighted Assets      $296,732    19.8% $290,396   20.0%
Tier 1 Capital to Risk-Weighted Assets      277,976    18.5   272,244   18.8
Tier 1 Leverage                             277,976    12.5   272,244   12.6

WesBanco Wheeling
-----------------
Total Capital to Risk-Weighted Assets       112,789    16.1   129,293   20.6
Tier 1 Capital to Risk-Weighted Assets      104,289    14.9   121,430   19.3
Tier 1 Leverage                             104,289     9.2   121,430   11.7
=============================================================================

             NOTE 16:  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     Presented below are the condensed Balance Sheet, Statement of Income and Statement of Cash Flows for the Parent Company: (in thousands)

                                BALANCE SHEET
                                                            December 31,
                                                       --------------------
                                                        1998          1997
---------------------------------------------------------------------------
ASSETS
Cash                                                   $  2,299    $    105
Investment in subsidiaries (at equity in net assets)    239,845     263,589
Securities available for sale carried at market value    28,494      21,174
Dividends receivable                                     30,900       6,500
Other assets                                                211         406
---------------------------------------------------------------------------
    Total Assets                                       $301,749    $291,774
===========================================================================

LIABILITIES
Long-term borrowings                                        ---    $     97
Dividends payable and other liabilities                $  5,266       3,682
---------------------------------------------------------------------------
    Total Liabilities                                     5,266       3,779
SHAREHOLDERS' EQUITY                                    296,483     287,995
---------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity         $301,749    $291,774
===========================================================================


                          STATEMENT OF INCOME

                                             For the years ended December 31,
                                             --------------------------------
                                                1998       1997      1996
-----------------------------------------------------------------------------
Dividends from subsidiaries                  $ 56,234   $ 21,000   $ 19,900
Income from investment securities                 831        761        594
Other income                                    4,674        135        285
-----------------------------------------------------------------------------
    Total Income                               61,739     21,896     20,779
-----------------------------------------------------------------------------
    Total Expenses                              1,372      1,058      1,059
-----------------------------------------------------------------------------
Income before income tax provision (benefit)
  and undistributed net income of subsidiaries 60,367     20,838     19,720
Income tax provision (benefit)                  1,485       (285)      (303)
-----------------------------------------------------------------------------
Income before undistributed net income
  of subsidiaries                              58,882     21,123     20,023
Undistributed net income (excess dividends)
  of subsidiaries                             (30,569)     4,088      5,919
-----------------------------------------------------------------------------
    Net Income                               $ 28,313   $ 25,211   $ 25,942
=============================================================================

                        STATEMENT OF CASH FLOWS

                                             For the years ended December 31,
                                             --------------------------------
                                                 1998       1997      1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net Income                                   $ 28,313   $ 25,211   $ 25,942
  Exsess dividends (undistributed net income)
    of subsidiaries                              30,569     (4,088)    (5,919)
  (Increase) decrease in other assets           (24,142)      (847)     4,103
  Other-net                                      (4,282)       347        151
-----------------------------------------------------------------------------
Net cash provided by operating activities        30,458     20,623     24,277
-----------------------------------------------------------------------------

Cash flows from investing activities:
  Securities available for sale:
    Proceeds from sales                           4,287      3,874      2,927
    Proceeds from maturities and calls              907      1,909      1,703
    Payments for purchases                      (11,981)    (8,319)   (15,315)
  Acquisitions and additional capitalization
    of subsidiaries                               3,747     (2,003)    (2,605)
-----------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                           (3,040)    (4,539)   (13,290)
-----------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on ESOP related debt                     (97)      (316)      (364)
  Purchases of treasury stock-net                (9,726)    (5,950)    (1,367)
  Dividends paid                                (15,401)   (12,118)    (9,396)
  Other                                             ---        (19)        21
-----------------------------------------------------------------------------
Net cash used in financing activities           (25,224)   (18,403)   (11,106)
-----------------------------------------------------------------------------

Net increase (decrease) in cash                   2,194     (2,319)      (119)
Cash at beginning of year                           105      2,424      2,543
-----------------------------------------------------------------------------
Cash at end of year                             $ 2,299    $   105    $ 2,424
=============================================================================

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-----------------------------------------------------------------------------
SHAREHOLDERS AND BOARD OF DIRECTORS
WESBANCO, INC.

     We have audited the accompanying consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of WesBanco, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Commercial BancShares, Inc., a wholly owned subsidiary, which statements reflect total assets constituting 19% in 1997, and total revenues constituting 21% in 1997 and 22% in 1996, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Commercial BancShares, Inc., is based solely on the report of the other auditors.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                    /s/ Ernst & Young LLP


January 27, 1999
Pittsburgh, Pennsylvania

Supplemental Financial Data
---------------------------

                               WESBANCO, INC.
                 CONDENSED QUARTERLY STATEMENT OF INCOME
-----------------------------------------------------------------------------
(in thousands, except per share amounts)

                                              1998 Quarter ended
                            -----------------------------------------------------
                                                                          Annual
                            March 31  June 30  September 30  December 31   Total
---------------------------------------------------------------------------------
Interest income              $40,690   $41,348     $40,748     $39,932   $162,718
Interest expense              18,595    19,038      18,672      17,620     73,925
---------------------------------------------------------------------------------
Net interest income           22,095    22,310      22,076      22,312     88,793
Provision for loan losses        753     1,649         503       1,487      4,392
---------------------------------------------------------------------------------
Net interest income after
  provision for loan losses    21,342   20,661      21,573      20,825     84,401
Other income                    5,135    9,463       5,259       5,858     25,715
Other expenses                 16,175   18,615      15,804      17,714     68,308
---------------------------------------------------------------------------------
Income before income taxes     10,302   11,509      11,028       8,969     41,808
Provision for income taxes      3,260    3,720       3,602       2,913     13,495
---------------------------------------------------------------------------------
Net Income                    $ 7,042  $ 7,789     $ 7,426     $ 6,056   $ 28,313
=================================================================================
Earnings per share            $  0.34  $  0.37     $  0.36     $  0.29   $   1.36
=================================================================================


                                              1997 Quarter ended
                            -----------------------------------------------------
                                                                          Annual
                            March 31  June 30  September 30  December 31   Total
---------------------------------------------------------------------------------
Interest income              $38,085   $38,965     $40,066     $40,674   $157,790
Interest expense              16,466    17,168      17,878      18,493     70,005
---------------------------------------------------------------------------------
Net interest income           21,619    21,797      22,188      22,181     87,785
Provision for loan losses      1,211     1,005       1,020       2,338      5,574
---------------------------------------------------------------------------------
Net interest income after
  provision for loan losses   20,408    20,792      21,168      19,843     82,211
Other income                   3,993     4,141       4,502       5,065     17,701
Other expenses                15,222    15,213      15,897      18,850     65,182
---------------------------------------------------------------------------------
Income before income  taxes    9,179     9,720       9,773       6,058     34,730
Provision for income taxes     2,580     2,745       2,647       1,547      9,519
---------------------------------------------------------------------------------
Net Income                   $ 6,599   $ 6,975     $ 7,126     $ 4,511   $ 25,211
=================================================================================
Earnings per share           $  0.32   $  0.35     $  0.34     $  0.22   $   1.23
=================================================================================

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
The following persons presently serving as executive officers of WesBanco, Inc. are as followings:


       Name            Age           Position
       ----            ---           --------
James C. Gardill        52    Chairman of the Board
Robert H. Martin        65    Vice Chairman
William E. Mildren,
 Jr.(1)                 54    Vice Chairman
Edward M. George        62    President and Chief Executive Officer
Paul M. Limbert         51    Executive Vice President and Chief
                                Financial Officer
Dennis P. Yaeger        48    Executive Vice President and Chief
                                Operating Officer
Jerome B. Schmitt       49    Executive Vice President - Investments & Trusts
Stephen F. Decker       46    Executive Vice President & Senior Loan Officer
John W. Moore, Jr.      50    Senior Vice President-Human Resources
Edward G. Sloane        60    Vice President-Management Information Systems
Peter W. Jaworski (2)   43    Senior Vice President - Credit Administration
Wyatt K. Hoffman (3)    43    Vice President - Credit Quality
James C. Porter         45    Vice President - Compliance
Larry G. Johnson (4)    51    Secretary

(1) Mr. Mildren was appointed Vice Chairman of the Corporation on March 31, 1998. The appointment was pursuant to the Agreement and Plan of merger between WesBanco and Commercial BancShares. Prior to that time, Mr. Mildren was Chairman, President and Chief Executive Officer of Commercial BancShares.

(2) Mr. Jaworski was appointed Senior Vice President - Credit Administration in January 1998. Prior to that time, Mr. Jaworski was Vice President - Credit Risk Management of WesBanco Bank Wheeling from July 1997 and Senior Loan Review Officer of WesBanco Bank Wheeling from June 1995. Before joining WesBanco in June 1995, Mr. Jaworski was Senior Vice President and Senior Credit Officer of Bank One.

(3) Mr. Hoffman was appointed Vice President - Credit Quality in July 1997. Before joining WesBanco in July 1997, Mr. Hoffman was a Corporate Compliance Officer for Bank One.

(4) Mr. Johnson was appointed Secretary on March 31, 1998. Prior to that time, Mr. Johnson was Executive Vice President and Chief Financial Officer of Commercial BancShares.

     Each of the remaining officers listed above have been an Executive Officer of the Corporation or one of its subsidiaries during the past five years.

     Additional information contained under the caption "Election of Directors" and "Continuing Directors" will be found in the Company's Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------
     Information contained under the caption "Compensation of Executive Officers" in the WesBanco's Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     Information contained under the caption "Ownership of Securities by Directors, Nominees and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in WesBanco's Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     Information contained under the caption "Transactions with Directors and Officers" in WesBanco's Proxy Statement is incorporated herein by reference. Additional information concerning related party transactions is contained on page 40 of this document under the caption "Note 14: Transactions with Related Parties".



                                  PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
     (a)  Certain documents filed as part of the Form 10-K
      ----------------------------------------------------
          (2)  Financial Statement Schedules                         Page(s)
           -----------------------------------------------------------------
              The following consolidated financial statements and report of independent auditor of WesBanco are included in Part II, Item 8 of this document:

               Consolidated Balance Sheets as of December 31,           25
		1998 and 1997.

               Consolidated Statements of Income for the years          26
		ended December 31, 1998, 1997 and 1996.

               Consolidated Statements of Changes in Shareholders'      27
                Equity for the years ended December 31, 1998, 1997 and 1996.

               Consolidated Statement of Cash Flows for the years       28
		ended December 31, 1998, 1997 and 1996.

               Notes to Consolidated Financial Statements               29

               Report of Ernst & Young LLP, Independent Auditors        44


          (3)  Exhibit Listing
          --------------------
Exhibit                             Document
-----------------------------------------------------------------------------
  3.1 Articles of Incorporation of WesBanco, Inc., restated as of November 17, 1995 (1)

  3.2 Articles of Amendment to the Articles of Incorporation of WesBanco, Inc. (7)

  3.3     Bylaws of WesBanco, Inc. (1)

  4.1     Specimen Certificate of WesBanco, Inc. Common Stock (2)

 10.1     The Restated WesBanco Directors' Deferred Compensation Plan
            Effective December 15, 1994 (1)

Exhibit                             Document
-----------------------------------------------------------------------------
 10.2     Key Executive Incentive Bonus and Option Plan (5)

 10.3     Employment Agreement Between Ernest S. Fragale, WesBanco Mortgage
            Company and WesBanco, Inc. dated the 20th Day of August, 1996 (4)

 10.4     Employment Agreement Between Frank R. Kerekes, First National Bank
            in Fairmont and WesBanco, dated February 28, 1994 (3)

 10.5     Employment Agreement Effective January 1, 1993, By and Between
            Edward M. George, WesBanco and WesBanco Bank Wheeling (3)

 10.6     Employment Agreement Effective January 1, 1993, By and Between
            Paul M. Limbert, WesBanco and WesBanco Bank Wheeling (3)

 10.7     Employment Agreement Effective January 1, 1993, By and Between
            Dennis P. Yaeger, WesBanco and WesBanco Bank Wheeling (3)

 10.8     Employment Agreement Effective January 1, 1993, By and Between
            Jerome B. Schmitt, WesBanco and WesBanco Bank Wheeling (3)

 10.9     Employment Agreement Effective December 2, 1991, By and Between
            Stephen F. Decker, Albright National Bank of Kingwood, and WesBanco (3)

 10.10    Employment Agreement Effective December 1, 1993, By and Between
            John W. Moore, Jr., WesBanco and WesBanco Bank Wheeling (3)

 10.11    Employment Agreement Effective March 31, 1998, By and Between
            William E. Mildren, Jr., WesBanco, Inc. and WesBanco Bank Commercial (6)

 10.12    Employment Agreement Effective March 31, 1998, By and Between
            Larry G. Johnson, WesBanco, Inc. and WesBanco Bank Commercial (6)

 10.13    Employment Continuity Agreement between Commercial BancShares,
            Incorporated, and William E. Mildren, Jr., effective November 1,
            1996

 10.14    Employment Continuity Agreement between Commercial BancShares,
            Incorporated, and Larry G. Johnson, effective November 1, 1996

 10.15    Employment Agreement Effective January 2, 1998,  By and Between J.
            Christopher Thomas, WesBanco Bank Chaleston and WesBanco, Inc.

 11       Computation of Earnings Per Share

 12       Ratio of Earnings to Combined Fixed Charges and Preferred
             Stock Dividends

 21       Subsidiaries of the Registrant

 23.1     Consent of Ernst & Young LLP

Exhibit                             Document
-----------------------------------------------------------------------------

 23.2     Consent of Harman, Thompson, Mallory & Ice, A.C.

 24       Power of Attorney

 27       Financial Data Schedule

 99.1     Report of Harman, Thompson, Mallory & Ice, A.C., dated
            March 6, 1998.


(1) Incorporated by reference to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 333-3905 which was filed with the Securities and Exchange Commission on June 20, 1996
(2) Incorporated by reference to a prior Registration Statement filed by the Registrant of Form S-4 under Registration No. 33-42157 which was filed with the Securities and Exchange Commission on August 9, 1991
(3) Incorporated by reference to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 33-72228 which was filed with the Securities and Exchange Commission on November 30, 1993
(4) Incorporated by reference to a prior Registration Statement filed by the Registrant on Form S-4 under Registration No. 333-11461 which was filed with the Securities and Exchange Commission on November 6, 1996
(5) Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange
      Commission on March 13, 1998
(6) Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998
(7) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998



(b)  Reports on Form 8-K
------------------------
   No reports of Form 8K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 1999.

                                    WESBANCO, INC.

                                    By: /s/ Edward M. George
                                        -------------------------
                                        Edward M. George
                                        President and Chief Executive Officer

                                    By: /s/ Paul M. Limbert
                                        ------------------------
                                        Paul M. Limbert
                                        Executive Vice President and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 18, 1999.

                                    By: /s/ James C. Gardill
                                        -----------------------
                                        James C. Gardill
                                        Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

                                   By: /s/ James C. Gardill
                                       ----------------------
                                         James C. Gardill
                                         Attorney-in-fact

James E. Altmeyer                     John W. Kepner
Earl C. Atkins                        Frank R. Kerekes
James G. Bradley                      Robert H. Martin
Ray A. Byrd                           William E. Mildren, Jr.
R. Peterson Chalfant                  Eric Nelson
John H. Cheffy                        Richard K. Riederer
Christopher V. Criss                  Joan C. Stamp
Stephen F. Decker                     Carter W. Strauss
James D. Entress                      Reed J. Tanner
Ernest S. Fragale                     Robert K. Tebay
James C. Gardill                      J. Christopher Thomas
Edward M. George                      John A. Welty
Larry G. Johnson                      William E. Witschey

                            EXHIBIT INDEX



Exhibit                                                                Page
Number                       Document                                  Number
------                       --------                                  ------

10.13 Employment Continuity Agreement between Commercial BancShares, Incorporated, and William E. Mildren, Jr. effective November 1,
       1996                                                               52

10.14  Employment Continuity Agreement between Commercial BancShares,
       Incorporated, and Larry G. Johnson, effective November 1, 1996     63

10.15  Employment Agreement Effective January 2, 1998, By and Between
       J. Christopher Thomas, WesBanco Bank Charleston and WesBanco, Inc. 74

11     Computation of Earning Per Share                                   81

12     Ratio of Earnings to Combined Fixed Charges and Preferred
       Stock Dividends                                                    82

21     Subsidiaries of the Registrant                                     83

23.1   Consent of Ernst & Young LLP                                       84

23.2   Consent of Harman, Thompson, Mallory & Ice, A.C.                   85

24     Power of Attorney                                                  86

27     Financial Data Schedule (for electronic filing only)              N/A

99.1   Report of Harman, Thompson, Mallory & Ice, A.C., dated
       March 6, 1998.                                                     89

                                                                 EXHIBIT 10.13
                                                                   11/20/96


                      COMMERCIAL BANCSHARES, INCORPORATED

                        EMPLOYMENT CONTINUITY AGREEMENT


     THIS EMPLOYMENT CONTINUITY AGREEMENT (this "Agreement") is between COMMERCIAL BANCSHARES, INCORPORATED, a West Virginia corporation (referred to in this Agreement as the "Company," which term includes any subsidiary of the Company where the context so requires), and William E. Mildren, Jr. ("Executive") and is effective as of November 1, 1996.

     The Company's Board of Directors (the "Board") acknowledges that Executive's contributions to the past and future growth and success of the Company have been and will continue to be substantial. As a publicly held corporation, the Board recognizes that there exists a possibility of a change in control of the Company. The Board also recognizes that the possibility of such a change in control may contribute to uncertainty on the part of senior management and may result in the departure or distraction of senior management from their operating responsibilities.

     Outstanding management of the Company is essential to advancing the best interests of the Company and its shareholders. In the event of a threat or occurrence of a bid to acquire or change control of the Company or to effect a business combination, it is particularly important that the Company's business be continued with a minimum of disruption. The Board believes that the objective of securing and retaining outstanding management will be achieved if the Company's key management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     The Board believes that such assurances will secure the continued services of the Company's key operational and management executives in the performance of both their regular duties and such extra duties as may be required of them during such periods of uncertainty, enable the Company to rely on such executives to manage its affairs during any such period with less concern for their personal risks, and enhance the Company's ability to attract new key executives as needed.

     The Executive Committee (the "Committee") of the Board has recommended, and the Board has approved, entering into employment continuity agreements with the Company's key management executives, including Executive, in order to achieve the foregoing objectives; and Executive is a key management executive of the Company.

     The Company and Executive enter into this Agreement to induce Executive to remain an employee of the company and to continue to devote his full energy to the Company's affairs.

	1.	Employment.
                -----------
		(a)	Effective Date.  The Company and Executive hereby
agree that Executive's employment shall continue on and after November 1, 1996 (the "Effective Date"). The Terms and conditions of Executive's employment are further described in
Section 2.
----------
		(b)	Employment Period.  If Executive is employed by the
Company on the Control Change Date, the Company further agrees that the Company shall continue to employ Executive and Executive further agrees that Executive shall continue as an employee of the Company for the Employment Period. For purposes of this Agreement, the Employment Period begins on the Control Change Date and ends on the earlier of the third anniversary of the Control Change Date or on Executive's Normal Retirement Date (as defined under the Company's Employee Stock Ownership Plan, as in effect on the Effective Date or as amended prior to the Control Change Date). During the Employment Period, the terms and conditions of Executive's employment are described in
Section 3.
----------
		(c)	Change in Control and Control Change Date.  For
purposes of this Agreement, a Change in Control occurs if: (i) after the Effective Date, any Person (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) becomes the owner or beneficial owner of Company securities having 20% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Company's directors (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender, or exchange offer, a merger or other business combination, a sale of assets, a contested election of directors, or any combination of these transactions, the Continuing Directors cease to constitute a majority of the Company's Board, or any successor's board, within two years of the last of such transactions. For purposes of the preceding sentence, "Continuing Director" means any member of the Company's Board while a member of the Board, and who (i) was a director of the Company before the transactions described in the preceding sentence or
(ii) whose subsequent nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors; and "Person" means any individual, firm, corporation, partnership or other entity, including a "group" as defined in subsection 13(d)(3) of the Securities Exchange Act of 1934, and any successor (by merger or otherwise) of such entity. For purposes of this Agreement, the Control Change Date is the date on which an event described in (i) or (ii) of the first sentence of this
Section 1(c) occurs. If a Change in Control occurs on account of a series of transactions, the Control Change Date is the date of the last of such transactions.

	2.	Terms of Employment Before a Control Change Date
                ------------------------------------------------
		(a)	General Duties.  Excluding periods of vacation and
sick leave to which Executive is entitled, Executive shall continue to exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by Executive immediately before the Effective Date.

		(b)	Place of Employment.  Executive's services shall be
performed at the location where Executive was employed immediately before the Effective Date. If the Company and Executive agree, however, the location of Executive's employment may be changed without affecting Executive's rights under this Agreement.

		(c)	Working Facilities and Support Staff.  Executive is
entitled to an office of a size and with furnishings and other appointments at least equal to those provided to Executive before the Effective Date. Executive is entitled to secretarial and other assistance, and to such other facilities, equipment, and supplies at least equal to those provided to Executive before the Effective Date.

		(d)	Expenses Generally.  Executive is entitled to receive
prompt reimbursement for all reasonable expenses incurred by Executive. Reimbursement shall be made in accordance with the Company's policies and procedures, in effect on the Effective Date or amended prior to the Control Change Date.

		(e)	Meetings, Conventions, and Seminars.  Executive is
encouraged and is expected to attend seminars, professional meetings and conventions, and educational courses. The cost of travel, tuition or registration, food, and lodging for attending those activities shall be paid by the Company. Other costs shall be paid by Executive, unless the Company authorizes those costs. If those other costs are authorized expenses, Executive shall be reimbursed after satisfying the Company's policies and procedures for such reimbursement.

		(f)	Promotional Expenses.  Executive is encouraged and is
expected, from time to time, to incur reasonable expenses for promoting the Company's business. Such promotional expenses include travel, entertainment (including memberships in social and athletic clubs), professional advancement, and community service expenses. Executive agrees to bear those expenses except to the extent that those expenses are incurred at the Company's specific direction or those expenses are specifically authorized by the Company as expenses that the Company may pay directly or indirectly through reimbursement to Executive.

		(g)	Outside Activities.  Executive may (i) serve on
corporate, civic, or charitable boards or committees; (ii) deliver lectures, fulfill speaking engagements, or teach at educational institutions; and (iii) manage personal investments, provided that such activities do not significantly interfere with the performance of Executive's responsibilities for the Company. To the extent that any such activities have been conducted by Executive before the Effective Date, such prior conduct of activities and any subsequent conduct of activities similar in nature and scope shall not be deemed to interfere with the performance of Executive's responsibilities for the Company.

		(h)	Compensation and Fringe Benefits.  Executive's
compensation (including his annual base salary and incentive compensation) and benefits generally are the same as those in effect on the Effective Date. Executive's compensation and benefits are, however, subject to periodic review and adjustment by the Company. This subsection 2(h) does not change the terms of any fringe benefit program or employee benefit plan maintained by the Company and does not give Executive any additional vested interest in any compensation or benefit to which Executive is not already entitled under any such program or plan on the Effective Date. Generally, Executive's benefits include the following items, all of which are subject to periodic review and adjustment: (i) Executive is entitled to fringe benefits, including use of an automobile and payment of related expenses, and payment of country club dues, both in accordance with the Company's policies in effect on the Effective Date or as amended prior to a Control Change Date; (ii) Executive is entitled to receive all group life, accidental death and dismemberment, long-term disability, and medical insurance benefits available to Executive according to Company policies and Company maintained employee benefit plans in effect on the Effective Date or as amended prior to a Control Change Date; (iii) Executive is entitled to paid vacation in accordance with the Company's policies in effect on the Effective Date or as amended prior to a Control Change date; and (iv) Executive is entitled to sick leave in accordance with the Company's policies in effect on the Effective Date or as amended prior to a Control Change Date; and (v) Executive is entitled to participate in the Company's supplemental income program.

		(i)	Disability.
                        -----------
			(i)	The Company may terminate this Agreement
if Executive becomes Disabled by giving to Executive written notice of its intention to terminate Executive's employment. If Executive become Disabled and does not return to full-time performance of his duties for the Company within (90) days after Executive receives the Company's notice, Executive's employment with the Company shall terminate effective on the (90th) day after receipt of such notice (the "Disability Effective Date"). For purposes of this Agreement, "Disabled" means that Executive is entitled to receive benefits under a long-term disability insurance policy maintained by the Company.

			(ii)	If Executive's employment is terminated
because Executive is Disabled, Executive is entitled after the Disability Effective Date to receive disability and other benefits on a basis comparable to those provided by the Company to disabled employees and their families in accordance with such plans, programs, and policies relating to disability, if any, as in effect on the Effective Date or as amended prior to a Control Change Date.

		(j)	Confidential Information.  Executive shall hold in a
fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company and its business, which is obtained by Executive during Executive's employment by the Company and which is not public knowledge (other than by acts by Executive or his representatives in violation of this Agreement). After the termination of Executive's employment with the Company, Executive shall not, without the Company's prior written consent, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it to receive such information, knowledge, or data. In no event may an asserted violation of this subsection 2(j) constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

		(k)	Records and Files.  All records and files concerning
the Company or the Company's clients and customers belong to and remain the property of the Company.

	3.	Terms of Employment After the Control Change Date.
                --------------------------------------------------
		(a)	General.  During the Employment Period, the terms and
conditions of Executive's employment, as described in Section 2, continue in effect, except that such terms and conditions are fixed as of the day before the Control Change Date and Executive's compensation and benefits are governed by subsection (3)(b).

		(b)	Compensation and Fringe Benfits.  During the
Employment Period, the Company shall (i) continue to pay Executive an annual base salary not less than Executive's annual base salary on the day before the Control Change Date, (ii) pay Executive bonuses in amounts not less in amount than those paid to Executive during the 12-month period preceding the day before the Control Change Date, and (iii) continue employee benefit plans and programs as to Executive at levels in effect on the day before the Control Change Date (to the extent practicable and subject to such reductions as may be required to maintain such plans in compliance with applicable nondiscrimination and other federal laws regulating employee benefit plans and programs) or pay Executive an amount necessary to provide essentially comparable benefits (assuming, in the case of insured benefits, that Executive is then insurable at standard rates).

	4.	Liquidated Damages Upon Termination of Employment.
                --------------------------------------------------
		(a)	General.  Executive is entitled to receive Continued
Compensation according to the remaining provisions of this Section if Executive's employment with the Company terminates during the Employment Period because of an event described in subsection 4(b) or 4(c), but subject to Executive's offer to work that is rejected by the Company. If Executive's employment terminates during the Employment Period and if an event described in subsection 4(b) or 4(c) has not occurred, this Agreement terminates.

		(b)	Termination by the Company.  Subject to the conditions
of Section 4(h), Executive is entitled to receive Continued Compensation if Executive's employment is terminated by the Company without cause ("cause" being limited to Executive's acts of theft, embezzlement, fraud, or moral turpitude).

		(c)	Voluntary Termination.
                        ----------------------
			(i) Subject to the conditions of subsection 4(h), Executive is entitled to receive Continued Compensation if Executive voluntarily terminates employment after (A) Executive does not receive salary increases, bonuses, and incentive awards comparable to the salary increases, bonuses, and incentive awards that Executive received in prior years or, if greater, that other executives in comparable positions receive in the current year; or (B) Executive's compensation or employment related benefits are reduced; or (C) Executive's status, title(s), office(s), working conditions, or management responsibilities are diminished (other than changes in reporting or management responsibilities required by applicable federal or state law); or (D) Executive's place of employment is changed in any way without Executive's consent. Executive will be entitled to receive Continued Compensation on account of his voluntary termination under this subsection 4(c)(i) only if such voluntary termination occurs within six months after an event described in (A), (B), (C), or (D), or within six months after the last in a series of such events.

			(ii) Anything in this Agreement to the contrary notwithstanding, within 12 months after a Control Change Date Executive may voluntarily terminate his employment with the Company and, in such event, will be entitled to receive Continued Compensation equal to one times Executive's Base Period Income, paid in 12 equal monthly installments. During such period of payment of Continued Compensation, Executive shall not be required to comply with subsection 4(h), it being the intention of the parties that if Executive is receiving Continued Compensation under this subsection 4(c)(ii), he shall be free to compete with the Company during such period (and thereafter) by being employed by another financial institution in Wood County, West Virginia or Washington County, Ohio.

		(d)	Continued Compensation.  Continued Compensation equal
to three times Executive's Base Period Income shall be paid in 36 equal monthly installments. Continued Compensation payments to Executive shall commence on the first day of the month following Executive's termination of employment with the Company because of an event described in subsection 4(b) or 4(c)(i) and shall continue on the first day of each of the next thirty-five months, subject to receipt by the Company of notification from the Accounting Firm (defined below) of its determination regarding the reduction, if any, of Continued Compensation according to subsection 4(g).

		(e)	Base Period Income.  Executive's Base Period Income
equals his annual base salary as of Executive's termination date, plus an amount equal to the bonus awarded to Executive for the fiscal year immediately prior to the fiscal year in which Executive's termination date occurs (but in no event shall such amount be less than the bonus amount required to be paid during the Employment period under subsection 3(b)(ii)). Amounts of such base salary and bonus that Executive has elected to defer during the relevant period are included in Base Period Income.

                (f) Other Payments or Benefits. In addition to any payments provided under this Agreement or under any other arrangement between the Company and Executive, Executive is entitled to (i) any cash or property due him as a result of the exercise of a stock option granted under the Company's Employee Stock Ownership Plan or an earlier plan or a successor plan, and (ii) during any period in which Continued Compensation is paid, any other payments or benefits due him, whether or not "parachute payments" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") (but subject to Section 4(g)) including amounts that Executive is entitled to receive under Company maintained tax-qualified plans and any health care coverage under Company maintained welfare plans for which Executive pays the cost.

		(g)	Certain Reduction of Continued Compensation.
                        --------------------------------------------
			(i)	For purposes of this subsection 4(g),

				(A)	A "Payment" means any amount that, if
        paid, would be a payment or distribution in the nature of compensation to or for the benefit of Executive, whether paid or payable pursuant to this Agreement or otherwise;

				(B)	"Continued Compensation" means a
        Payment paid or payable pursuant to subsection 4(d) (calculated as if there were no reduction of Continued Compensation according to this subsection 4(g));

				(C)	"Reduced Amount" means the largest
        amount of Payments that may be paid that will result in no portion of any Payments being Subject to the excise tax imposed by Section 4999 of the Code.

			(ii)	Despite any other Section of this Agreement,
if Harman, Thompson, Mallory & Ice, A.C., the accounting firm that is at the time engaged to audit the Company's financial statements (the "Accounting Firm") determines that receipt of all Payments would subject Executive to tax under Section 4999 of the Code, it shall determine the amount of Payments that would meet the definition of a "Reduced Amount." In that event, one or more Payments shall be reduced to that Reduced Amount, but not below zero. If any reduction of Payments is required by the preceding sentence, (A) Payments other than Continued Compensation shall be reduced first, and (B) Continued Compensation shall be reduced in a manner that shortens the period over which Continued Compensation is paid (and, thus, the number of monthly installments payable) but does not reduce the amount of a monthly installment that would be paid but for this subsection 4(g).

			(iii)	If the Accounting Firm determines that one or
more Payments should be reduced to the Reduced Amount, the Company shall promptly notify Executive of that determination, sending a copy of the detailed calculations by the Accounting Firm. All determinations made by the Accounting Firm under this subsection 4(g) are binding upon the Company and Executive and shall be made within 60 days after Executive's employment termination, unless reasonable cause requires an extension of time. The Accounting Firm shall furnish written notice to the Company and Executive of any required extension before the end of the 60-day period; but the Accounting Firm shall make its determinations under this Section as soon as possible and not later than six months after Executive's employment termination.

			(iv)	It is the intention of the Company and
Executive to reduce one or more Payments only to avoid the excise tax imposed by Section 4999 of the Code. However, it is possible that, as a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm under this Section, amounts shall have been paid or distributed to or for the benefit of Executive, which amounts should not have been so paid or distributed ("Overpayment"), or that additional amounts not paid or distributed to or for the benefit of Executive could have been so paid or distributed ("Underpayment'), in each case, consistent with the calculation of the Reduced Amount. If the Accounting
Firm, based either upon the assertion of a deficiency by the Internal Revenue Service against the Company or Executive, which assertion the Accounting Firm believes has a high probability of success or controlling precedent or other substantial authority, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan ab initio to Executive, which loan Executive shall repay to the Company together with interest at the applicable federal rate under Section 7872(f)(2) of the Code; provided, however, that no such loan shall be deemed to have been made and no amount is payable by Executive to the Company if and to the extent such deemed loan and payment would not either reduce the amount on which Executive is subject to tax under Section 1 or 4999 of the Code or generate a refund of such taxes.
If the Accounting Firm, based upon controlling precedent or other substantial authority, determines that an Underpayment has occurred, the Accounting Firm shall promptly notify the Company of the amount of the Underpayment. The Company shall take action to address the Underpayment in a manner that as nearly as possible restores Executive to the position he would have been in if there had been no Underpayment.

		(h)	Covenant Not to Compete.
                        ------------------------
			(i)	Executive agrees that if his employment
terminates for any reason during the Employment Period, then during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not serve as an employee of, or become a director of, or render advisory or other services for, or in connection with, or make any substantial financial investment in a bank or other financial institution that has an office in Wood County, West Virginia, and Washington County, Ohio. Executive further agrees that during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not actively induce any Company employee to terminate employment with the Company in favor of promised or prospective employment with or on behalf of Executive or Executive's post-termination employer.

			(ii)	Executive agrees and acknowledges that any
beach or threatened violation of the covenants contained in this subsection 4(h) shall cause irreparable injury to the Company, and that the remedy at law for any such breach or threatened violation shall be inadequate, and that the Company shall be entitled to appropriate equitable relief.

			(iii)	The covenants contained in this subsection
4(h) shall inure to the benefit of the Company and its affiliated employers and subsidiaries and their successors.

			(iv)	The restrictions contained in this subsection
4(h) are considered by the parties hereto to be fair and reasonable and necessary for the protection of the legitimate business interests of the Company.

			(v)	Notwithstanding subsections 3(a), 3(b) or
Section 4, if Executive violates subsection 4(h), any unpaid Continued Compensation shall immediately be forfeited as of the date of any violation unless it is being paid pursuant to subsection 4(c)(ii), in which event it shall continue.

	5.	Legal Fees and Expenses.  The Company shall pay all legal fees and expenses, if any, incurred by Executive in obtaining, enforcing, or defending any right or benefit provided by this Agreement, whether successful or not. Payments under this Section are not Continued Compensation and are not subject to reduction under any other Section of this Agreement.

	6.	Governing Law.  This Agreement and performance hereunder and all suits, actions and other proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of West Virginia, (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of West Virginia), and in any suit, action or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of West Virginia (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of West Virginia) shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any suit, action or other proceeding may be instituted.

	7.	Amendment.  This Agreement may not be amended except by the
written agreement of Executive and the Company (with the Company acting by adoption of a resolution by the Board recommended by the Committee).

	8.	Binding Effect.  The parties agree that this Agreement is
enforceable under the laws of the State of West Virginia. This Agreement is binding on the Company, its successors, and assigns and on Executive and his personal representatives; and the Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, Executive and the

Successor Corporation shall become obligated to perform the terms and conditions of this Agreement. This Agreement inures to the benefit of and is enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If Executive dies while any amounts are payable under this Agreement, all such amounts, unless otherwise provided, shall be paid in accordance with the terms of this Agreement to Executive's spouse, or if none, to his devisee, legatee, or other designee or, if there be no such designee, to his estate.

	9.	Notice.  For purposes of this Agreement, notices and all other communications shall be in writing and are effective when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to Executive or his personal representative at his last known address. All notices to the Company shall be directed to the attention of the Chairman of the Board. Such other addresses may be used as either party may have furnished to the other in writing. Notices of change of address are effective only upon receipt.

	10.	Miscellaneous.  No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a wavier of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement does not affect the validity or enforceability of any other provision of this Agreement, which remains in full force and effect.

	11.	No Assignment.  Executive may not assign, alienate, anticipate, or otherwise encumber any rights, duties, or amounts that he might be entitled to receive under this Agreement.

	12.	Term.  Upon execution by the Company and Executive, this
Agreement is effective as of the Effective Date. This Agreement automatically continues in effect through December 31, 1996, and thereafter through each successive December 31 unless the Company notifies Executive in writing 30 days before the end of any calendar year that is Agreement shall terminate as of the end of that calendar year. After a Change in Control of the Company (as defined in subsection 1(c)), the Company may not terminate this Agreement for 36 months from the Control Change Date (although this Agreement may terminate automatically under subsection 4(a)); and this Agreement automatically continues in effect from year to year thereafter unless the Company notifies Executive in writing thirty days before the end of the initial 36-month period or thirty days before any anniversary of the end of that period that this Agreement shall terminate as of that date.

	The parties have executed this Agreement effective as of the 1st day of November, 1996.

				COMMERCIAL BANCSHARES, INCORPORATED



                                By: /s/ William E. Mildren, Jr.
                                    ---------------------------
					Name:   William E. Mildren, Jr.
                                        Title:  Chairman, President and
                                                Chief Executive Officer


				EXECUTIVE


                                /s/ William E. Mildren, Jr.
                                ----------------------------
				William E. Mildren, Jr.

                                                                 EXHIBIT 10.14
                                                                   11/20/96


                      COMMERCIAL BANCSHARES, INCORPORATED

                        EMPLOYMENT CONTINUITY AGREEMENT


     THIS EMPLOYMENT CONTINUITY AGREEMENT (this "Agreement") is between COMMERCIAL BANCSHARES, INCORPORATED, a West Virginia corporation (referred to in this Agreement as the "Company," which term includes any subsidiary of the Company where the context so requires), and Larry G. Johnson ("Executive") and is effective as of November 1, 1996.

     The Company's Board of Directors (the "Board") acknowledges that Executive's contributions to the past and future growth and success of the Company have been and will continue to be substantial. As a publicly held corporation, the Board recognizes that there exists a possibility of a change in control of the Company. The Board also recognizes that the possibility of such a change in control may contribute to uncertainty on the part of senior management and may result in the departure or distraction of senior management from their operating responsibilities.

     Outstanding management of the Company is essential to advancing the best interests of the Company and its shareholders. In the event of a threat or occurrence of a bid to acquire or change control of the Company or to effect a business combination, it is particularly important that the Company's business be continued with a minimum of disruption. The Board believes that the objective of securing and retaining outstanding management will be achieved if the Company's key management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     The Board believes that such assurances will secure the continued services of the Company's key operational and management executives in the performance of both their regular duties and such extra duties as may be required of them during such periods of uncertainty, enable the Company to rely on such executives to manage its affairs during any such period with less concern for their personal risks, and enhance the Company's ability to attract new key executives as needed.

     The Executive Committee (the "Committee") of the Board has recommended, and the Board has approved, entering into employment continuity agreements with the Company's key management executives, including Executive, in order to achieve the foregoing objectives; and Executive is a key management executive of the Company.

     The Company and Executive enter into this Agreement to induce Executive to remain an employee of the company and to continue to devote his full energy to the Company's affairs.

	1.	Employment.
                -----------
		(a)	Effective Date.  The Company and Executive hereby
agree that Executive's employment shall continue on and after November 1, 1996 (the "Effective Date"). The Terms and conditions of Executive's employment are further described in
Section 2.
----------
		(b)	Employment Period.  If Executive is employed by the
Company on the Control Change Date, the Company further agrees that the Company shall continue to employ Executive and Executive further agrees that Executive shall continue as an employee of the Company for the Employment Period. For purposes of this Agreement, the Employment Period begins on the Control Change Date and ends on the earlier of the third anniversary of the Control Change Date or on Executive's Normal Retirement Date (as defined under the Company's Employee Stock Ownership Plan, as in effect on the Effective Date or as amended prior to the Control Change Date). During the Employment Period, the terms and conditions of Executive's employment are described in
Section 3.
----------
		(c)	Change in Control and Control Change Date.  For
purposes of this Agreement, a Change in Control occurs if: (i) after the Effective Date, any Person (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) becomes the owner or beneficial owner of Company securities having 20% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Company's directors (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender, or exchange offer, a merger or other business combination, a sale of assets, a contested election of directors, or any combination of these transactions, the Continuing Directors cease to constitute a majority of the Company's Board, or any successor's board, within two years of the last of such transactions. For purposes of the preceding sentence, "Continuing Director" means any member of the Company's Board while a member of the Board, and who (i) was a director of the Company before the transactions described in the preceding sentence or
(ii) whose subsequent nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors; and "Person" means any individual, firm, corporation, partnership or other entity, including a "group" as defined in subsection 13(d)(3) of the Securities Exchange Act of 1934, and any successor (by merger or otherwise) of such entity. For purposes of this Agreement, the Control Change Date is the date on which an event described in (i) or (ii) of the first sentence of this
Section 1(c) occurs. If a Change in Control occurs on account of a series of transactions, the Control Change Date is the date of the last of such transactions.

	2.	Terms of Employment Before a Control Change Date
                ------------------------------------------------
		(a)	General Duties.  Excluding periods of vacation and
sick leave to which Executive is entitled, Executive shall continue to exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by Executive immediately before the Effective Date.

		(b)	Place of Employment.  Executive's services shall be
performed at the location where Executive was employed immediately before the Effective Date. If the Company and Executive agree, however, the location of Executive's employment may be changed without affecting Executive's rights under this Agreement.

		(c)	Working Facilities and Support Staff.  Executive is
entitled to an office of a size and with furnishings and other appointments at least equal to those provided to Executive before the Effective Date. Executive is entitled to secretarial and other assistance, and to such other facilities, equipment, and supplies at least equal to those provided to Executive before the Effective Date.

		(d)	Expenses Generally.  Executive is entitled to receive
prompt reimbursement for all reasonable expenses incurred by Executive. Reimbursement shall be made in accordance with the Company's policies and procedures, in effect on the Effective Date or amended prior to the Control Change Date.

		(e)	Meetings, Conventions, and Seminars.  Executive is
encouraged and is expected to attend seminars, professional meetings and conventions, and educational courses. The cost of travel, tuition or registration, food, and lodging for attending those activities shall be paid by the Company. Other costs shall be paid by Executive, unless the Company authorizes those costs. If those other costs are authorized expenses, Executive shall be reimbursed after satisfying the Company's policies and procedures for such reimbursement.

		(f)	Promotional Expenses.  Executive is encouraged and is
expected, from time to time, to incur reasonable expenses for promoting the Company's business. Such promotional expenses include travel, entertainment (including memberships in social and athletic clubs), professional advancement, and community service expenses. Executive agrees to bear those expenses except to the extent that those expenses are incurred at the Company's specific direction or those expenses are specifically authorized by the Company as expenses that the Company may pay directly or indirectly through reimbursement to Executive.

		(g)	Outside Activities.  Executive may (i) serve on
corporate, civic, or charitable boards or committees; (ii) deliver lectures, fulfill speaking engagements, or teach at educational institutions; and (iii) manage personal investments, provided that such activities do not significantly interfere with the performance of Executive's responsibilities for the Company. To the extent that any such activities have been conducted by Executive before the Effective Date, such prior conduct of activities and any subsequent conduct of activities similar in nature and scope shall not be deemed to interfere with the performance of Executive's responsibilities for the Company.

		(h)	Compensation and Fringe Benefits.  Executive's
compensation (including his annual base salary and incentive compensation) and benefits generally are the same as those in effect on the Effective Date. Executive's compensation and benefits are, however, subject to periodic review and adjustment by the Company. This subsection 2(h) does not change the terms of any fringe benefit program or employee benefit plan maintained by the Company and does not give Executive any additional vested interest in any compensation or benefit to which Executive is not already entitled under any such program or plan on the Effective Date. Generally, Executive's benefits include the following items, all of which are subject to periodic review and adjustment: (i) Executive is entitled to fringe benefits, including use of an automobile and payment of related expenses, and payment of country club dues, both in accordance with the Company's policies in effect on the Effective Date or as amended prior to a Control Change Date; (ii) Executive is entitled to receive all group life, accidental death and dismemberment, long-term disability, and medical insurance benefits available to Executive according to Company policies and Company maintained employee benefit plans in effect on the Effective Date or as amended prior to a Control Change Date; (iii) Executive is entitled to paid vacation in accordance with the Company's policies in effect on the Effective Date or as amended prior to a Control Change date; and (iv) Executive is entitled to sick leave in accordance with the Company's policies in effect on the Effective Date or as amended prior to a Control Change Date; and (v) Executive is entitled to participate in the Company's supplemental income program.

		(i)	Disability.
                        -----------
			(i)	The Company may terminate this Agreement
if Executive becomes Disabled by giving to Executive written notice of its intention to terminate Executive's employment. If Executive become Disabled and does not return to full-time performance of his duties for the Company within (90) days after Executive receives the Company's notice, Executive's employment with the Company shall terminate effective on the (90th) day after receipt of such notice (the "Disability Effective Date"). For purposes of this Agreement, "Disabled" means that Executive is entitled to receive benefits under a long-term disability insurance policy maintained by the Company.

			(ii)	If Executive's employment is terminated
because Executive is Disabled, Executive is entitled after the Disability Effective Date to receive disability and other benefits on a basis comparable to those provided by the Company to disabled employees and their families in accordance with such plans, programs, and policies relating to disability, if any, as in effect on the Effective Date or as amended prior to a Control Change Date.

		(j)	Confidential Information.  Executive shall hold in a
fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company and its business, which is obtained by Executive during Executive's employment by the Company and which is not public knowledge (other than by acts by Executive or his representatives in violation of this Agreement). After the termination of Executive's employment with the Company, Executive shall not, without the Company's prior written consent, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it to receive such information, knowledge, or data. In no event may an asserted violation of this subsection 2(j) constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

		(k)	Records and Files.  All records and files concerning
the Company or the Company's clients and customers belong to and remain the property of the Company.

	3.	Terms of Employment After the Control Change Date.
                --------------------------------------------------
		(a)	General.  During the Employment Period, the terms and
conditions of Executive's employment, as described in Section 2, continue in effect, except that such terms and conditions are fixed as of the day before the Control Change Date and Executive's compensation and benefits are governed by subsection (3)(b).

		(b)	Compensation and Fringe Benfits.  During the
Employment Period, the Company shall (i) continue to pay Executive an annual base salary not less than Executive's annual base salary on the day before the Control Change Date, (ii) pay Executive bonuses in amounts not less in amount than those paid to Executive during the 12-month period preceding the day before the Control Change Date, and (iii) continue employee benefit plans and programs as to Executive at levels in effect on the day before the Control Change Date (to the extent practicable and subject to such reductions as may be required to maintain such plans in compliance with applicable nondiscrimination and other federal laws regulating employee benefit plans and programs) or pay Executive an amount necessary to provide essentially comparable benefits (assuming, in the case of insured benefits, that Executive is then insurable at standard rates).

	4.	Liquidated Damages Upon Termination of Employment.
                --------------------------------------------------
		(a)	General.  Executive is entitled to receive Continued
Compensation according to the remaining provisions of this Section if Executive's employment with the Company terminates during the Employment Period because of an event described in subsection 4(b) or 4(c), but subject to Executive's offer to work that is rejected by the Company. If Executive's employment terminates during the Employment Period and if an event described in subsection 4(b) or 4(c) has not occurred, this Agreement terminates.

		(b)	Termination by the Company.  Subject to the conditions
of Section 4(h), Executive is entitled to receive Continued Compensation if Executive's employment is terminated by the Company without cause ("cause" being limited to Executive's acts of theft, embezzlement, fraud, or moral turpitude).

		(c)	Voluntary Termination.
                        ----------------------
			(i) Subject to the conditions of subsection 4(h), Executive is entitled to receive Continued Compensation if Executive voluntarily terminates employment after (A) Executive does not receive salary increases, bonuses, and incentive awards comparable to the salary increases, bonuses, and incentive awards that Executive received in prior years or, if greater, that other executives in comparable positions receive in the current year; or (B) Executive's compensation or employment related benefits are reduced; or (C) Executive's status, title(s), office(s), working conditions, or management responsibilities are diminished (other than changes in reporting or management responsibilities required by applicable federal or state law); or (D) Executive's place of employment is changed in any way without Executive's consent. Executive will be entitled to receive Continued Compensation on account of his voluntary termination under this subsection 4(c)(i) only if such voluntary termination occurs within six months after an event described in (A), (B), (C), or (D), or within six months after the last in a series of such events.

			(ii) Anything in this Agreement to the contrary notwithstanding, within 12 months after a Control Change Date Executive may voluntarily terminate his employment with the Company and, in such event, will be entitled to receive Continued Compensation equal to one times Executive's Base Period Income, paid in 12 equal monthly installments. During such period of payment of Continued Compensation, Executive shall not be required to comply with subsection 4(h), it being the intention of the parties that if Executive is receiving Continued Compensation under this subsection 4(c)(ii), he shall be free to compete with the Company during such period (and thereafter) by being employed by another financial institution in Wood County, West Virginia or Washington County, Ohio.

		(d)	Continued Compensation.  Continued Compensation equal
to three times Executive's Base Period Income shall be paid in 36 equal monthly installments. Continued Compensation payments to Executive shall commence on the first day of the month following Executive's termination of employment with the Company because of an event described in subsection 4(b) or 4(c)(i) and shall continue on the first day of each of the next thirty-five months, subject to receipt by the Company of notification from the Accounting Firm (defined below) of its determination regarding the reduction, if any, of Continued Compensation according to subsection 4(g).

		(e)	Base Period Income.  Executive's Base Period Income
equals his annual base salary as of Executive's termination date, plus an amount equal to the bonus awarded to Executive for the fiscal year immediately prior to the fiscal year in which Executive's termination date occurs (but in no event shall such amount be less than the bonus amount required to be paid during the Employment period under subsection 3(b)(ii)). Amounts of such base salary and bonus that Executive has elected to defer during the relevant period are included in Base Period Income.

                (f) Other Payments or Benefits. In addition to any payments provided under this Agreement or under any other arrangement between the Company and Executive, Executive is entitled to (i) any cash or property due him as a result of the exercise of a stock option granted under the Company's Employee Stock Ownership Plan or an earlier plan or a successor plan, and (ii) during any period in which Continued Compensation is paid, any other payments or benefits due him, whether or not "parachute payments" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") (but subject to Section 4(g)) including amounts that Executive is entitled to receive under Company maintained tax-qualified plans and any health care coverage under Company maintained welfare plans for which Executive pays the cost.

		(g)	Certain Reduction of Continued Compensation.
                        --------------------------------------------
			(i)	For purposes of this subsection 4(g),

				(A)	A "Payment" means any amount that, if
        paid, would be a payment or distribution in the nature of compensation to or for the benefit of Executive, whether paid or payable pursuant to this Agreement or otherwise;

				(B)	"Continued Compensation" means a
        Payment paid or payable pursuant to subsection 4(d) (calculated as if there were no reduction of Continued Compensation according to this subsection 4(g));

				(C)	"Reduced Amount" means the largest
        amount of Payments that may be paid that will result in no portion of any Payments being Subject to the excise tax imposed by Section 4999 of the Code.

			(ii)	Despite any other Section of this Agreement,
if Harman, Thompson, Mallory & Ice, A.C., the accounting firm that is at the time engaged to audit the Company's financial statements (the "Accounting Firm") determines that receipt of all Payments would subject Executive to tax under Section 4999 of the Code, it shall determine the amount of Payments that would meet the definition of a "Reduced Amount." In that event, one or more Payments shall be reduced to that Reduced Amount, but not below zero. If any reduction of Payments is required by the preceding sentence, (A) Payments other than Continued Compensation shall be reduced first, and (B) Continued Compensation shall be reduced in a manner that shortens the period over which Continued Compensation is paid (and, thus, the number of monthly installments payable) but does not reduce the amount of a monthly installment that would be paid but for this subsection 4(g).

			(iii)	If the Accounting Firm determines that one or
more Payments should be reduced to the Reduced Amount, the Company shall promptly notify Executive of that determination, sending a copy of the detailed calculations by the Accounting Firm. All determinations made by the Accounting Firm under this subsection 4(g) are binding upon the Company and Executive and shall be made within 60 days after Executive's employment termination, unless reasonable cause requires an extension of time. The Accounting Firm shall furnish written notice to the Company and Executive of any required extension before the end of the 60-day period; but the Accounting Firm shall make its determinations under this Section as soon as possible and not later than six months after Executive's employment termination.

			(iv)	It is the intention of the Company and
Executive to reduce one or more Payments only to avoid the excise tax imposed by Section 4999 of the Code. However, it is possible that, as a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm under this Section, amounts shall have been paid or distributed to or for the benefit of Executive, which amounts should not have been so paid or distributed ("Overpayment"), or that additional amounts not paid or distributed to or for the benefit of Executive could have been so paid or distributed ("Underpayment'), in each case, consistent with the calculation of the Reduced Amount. If the Accounting
Firm, based either upon the assertion of a deficiency by the Internal Revenue Service against the Company or Executive, which assertion the Accounting Firm believes has a high probability of success or controlling precedent or other substantial authority, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan ab initio to Executive, which loan Executive shall repay to the Company together with interest at the applicable federal rate under Section 7872(f)(2) of the Code; provided, however, that no such loan shall be deemed to have been made and no amount is payable by Executive to the Company if and to the extent such deemed loan and payment would not either reduce the amount on which Executive is subject to tax under Section 1 or 4999 of the Code or generate a refund of such taxes.
If the Accounting Firm, based upon controlling precedent or other substantial authority, determines that an Underpayment has occurred, the Accounting Firm shall promptly notify the Company of the amount of the Underpayment. The Company shall take action to address the Underpayment in a manner that as nearly as possible restores Executive to the position he would have been in if there had been no Underpayment.

		(h)	Covenant Not to Compete.
                        ------------------------
			(i)	Executive agrees that if his employment
terminates for any reason during the Employment Period, then during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not serve as an employee of, or become a director of, or render advisory or other services for, or in connection with, or make any substantial financial investment in a bank or other financial institution that has an office in Wood County, West Virginia, and Washington County, Ohio. Executive further agrees that during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not actively induce any Company employee to terminate employment with the Company in favor of promised or prospective employment with or on behalf of Executive or Executive's post-termination employer.

			(ii)	Executive agrees and acknowledges that any
beach or threatened violation of the covenants contained in this subsection 4(h) shall cause irreparable injury to the Company, and that the remedy at law for any such breach or threatened violation shall be inadequate, and that the Company shall be entitled to appropriate equitable relief.

			(iii)	The covenants contained in this subsection
4(h) shall inure to the benefit of the Company and its affiliated employers and subsidiaries and their successors.

			(iv)	The restrictions contained in this subsection
4(h) are considered by the parties hereto to be fair and reasonable and necessary for the protection of the legitimate business interests of the Company.

			(v)	Notwithstanding subsections 3(a), 3(b) or
Section 4, if Executive violates subsection 4(h), any unpaid Continued Compensation shall immediately be forfeited as of the date of any violation unless it is being paid pursuant to subsection 4(c)(ii), in which event it shall continue.

	5.	Legal Fees and Expenses.  The Company shall pay all legal fees and expenses, if any, incurred by Executive in obtaining, enforcing, or defending any right or benefit provided by this Agreement, whether successful or not. Payments under this Section are not Continued Compensation and are not subject to reduction under any other Section of this Agreement.

	6.	Governing Law.  This Agreement and performance hereunder and all suits, actions and other proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of West Virginia, (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of West Virginia), and in any suit, action or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of West Virginia (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of West Virginia) shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any suit, action or other proceeding may be instituted.

	7.	Amendment.  This Agreement may not be amended except by the
written agreement of Executive and the Company (with the Company acting by adoption of a resolution by the Board recommended by the Committee).

	8.	Binding Effect.  The parties agree that this Agreement is
enforceable under the laws of the State of West Virginia. This Agreement is binding on the Company, its successors, and assigns and on Executive and his personal representatives; and the Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, Executive and the

Successor Corporation shall become obligated to perform the terms and conditions of this Agreement. This Agreement inures to the benefit of and is enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If Executive dies while any amounts are payable under this Agreement, all such amounts, unless otherwise provided, shall be paid in accordance with the terms of this Agreement to Executive's spouse, or if none, to his devisee, legatee, or other designee or, if there be no such designee, to his estate.

	9.	Notice.  For purposes of this Agreement, notices and all other communications shall be in writing and are effective when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to Executive or his personal representative at his last known address. All notices to the Company shall be directed to the attention of the Chairman of the Board. Such other addresses may be used as either party may have furnished to the other in writing. Notices of change of address are effective only upon receipt.

	10.	Miscellaneous.  No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a wavier of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement does not affect the validity or enforceability of any other provision of this Agreement, which remains in full force and effect.

	11.	No Assignment.  Executive may not assign, alienate, anticipate, or otherwise encumber any rights, duties, or amounts that he might be entitled to receive under this Agreement.

	12.	Term.  Upon execution by the Company and Executive, this
Agreement is effective as of the Effective Date. This Agreement automatically continues in effect through December 31, 1996, and thereafter through each successive December 31 unless the Company notifies Executive in writing 30 days before the end of any calendar year that is Agreement shall terminate as of the end of that calendar year. After a Change in Control of the Company (as defined in subsection 1(c)), the Company may not terminate this Agreement for 36 months from the Control Change Date (although this Agreement may terminate automatically under subsection 4(a)); and this Agreement automatically continues in effect from year to year thereafter unless the Company notifies Executive in writing thirty days before the end of the initial 36-month period or thirty days before any anniversary of the end of that period that this Agreement shall terminate as of that date.

	The parties have executed this Agreement effective as of the 1st day of November, 1996.

				COMMERCIAL BANCSHARES, INCORPORATED



                                By: /s/ William E. Mildren, Jr.
                                    ---------------------------
					Name:   William E. Mildren, Jr.
                                        Title:  Chairman, President and
                                                Chief Executive Officer


				EXECUTIVE


                                /s/ Larry G. Johnson
                                --------------------
                                Larry G. Johnson

                                                               EXHIBIT 10.15

                                 AGREEMENT
                                 ---------

     THIS AGREEMENT, made and entered into this 2nd day of January, 1998, by and between WESBANCO BANK CHARLESTON, hereinafter referred to as "Bank", and
J. CHRISTOPHER THOMAS, hereinafter referred to as "Employee", and WESBANCO, INC., a West Virginia corporation, hereinafter referred to as "Wesbanco".
     WHEREAS, Employee is serving as an executive officer of the Bank as of the date hereof; and
     WHEREAS, the Bank wishes to assure itself of the Employee's full time employment and continuing services in an executive capacity.
     WITNESSETH THAT: In consideration of the mutual promises and undertakings hereinafter set forth, the parties hereto agree as follows:

     1. OFFER OF EMPLOYMENT. The Bank agrees to, and hereby does, continue the employment of Employee at Bank in an executive capacity. In that capacity, Employee shall be answerable to the Board of Directors of the Bank and such other officers of Wesbanco, the parent company of the Bank, as the Board of Directors of Wesbanco shall direct. Employee shall perform such duties, compatible with his employment under the Agreement, as the Bank, and Wesbanco, from time to time may assign to him.

     2. COMPENSATION. As compensation for the performance of the services specified in Paragraph (1) and the observance of all of the provisions of this Agreement, the Bank agrees to pay Employee, and Employee agrees to accept, the following amounts and benefits during his term of employment:

          (A) Salary at a rate to be determined by the Board of Directors of the Bank, with notice to be given to employee in April of each calendar year, but in no event shall Employee's salary be less than One Hundred Forty-five Thousand Dollars ($145,000.00) per year, plus any increases granted by the Board of Directors after the date hereof, and payable in equal biweekly installments; and

          (B) Such other miscellaneous benefits and perquisites as the Bank provides to its executive employees generally.

     3. ACCEPTANCE OF EMPLOYMENT. Employee accepts the employment provided for herein, at the salary set forth above, and agrees to devote his talents and best efforts to the diligent, faithful, and efficient discharge of the duties of his employment, and in furtherance of the operations and best interests of Bank, and observe and abide by all rules and regulations promulgated by Bank for the guidance and direction of its employees and the conduct of its business, operations, and activities.

     4. TERM OF AGREEMENT. The employment term provided for herein shall consist of a revolving period of three years, with the initial term beginning on the 1st day of January, 1998, and ending on the 31st day of December, 2001. The term of this Agreement shall automatically be extended on each anniversary of the beginning date of the term hereof for an additional one year, thereby creating a new three year term, unless written notice of termination hereof is given by either party at least ninety (90) days prior to the anniversary date of the beginning date of this Agreement. Any such notice of non-renewal shall not affect the continuation of the term of this Agreement existing at the time of such non-renewal.

     5. CONFIDENTIALITY. Employee agrees that such information concerning the business, affairs, and records of Bank as he may acquire in the course of, or as incident to, his employment hereunder, shall be regarded and treated as being of a confidential nature, and that he will not disclose any such information to any person, firm, or corporation, for his own benefit or to the detriment of Bank, during the term of his employment under this Agreement or at any time following the termination thereof.

     6. MISCELLANEOUS BENEFITS. This Agreement is not intended, and shall not be deemed to be in lieu of any rights, benefits, and privileges to which Employee may be entitled as an Employee of Bank under any retirement, pension, profit sharing, insurance, hospital, bonus, vacation, or other plan or plans which may now be in effect or which may hereafter be adopted by Bank, it being understood that Employee shall have the same rights and privileges to participate in such plans and benefits, as any other employee, during the period of his employment.

     7. BINDING EFFECT. This Agreement shall inure to the benefit of and be binding upon Bank's successors and assigns, including, without limitation, any company or corporation which may acquire substantially all of Bank's assets or business, or with, or into which Bank may be merged or otherwise consolidated.

     8. TERMINATION. The Employee's employment hereunder shall terminate upon the earliest to occur of any one of the following:

          (A) The expiration of the initial term of this Agreement, or any extended term of this Agreement by written notice of termination as provided in Paragraph (4) hereof; or

          (B) By the Bank for cause, after thirty (30) days written notice to Employee. Cause for purposes of this Agreement shall mean as follows:

               (i) An act of dishonesty, willful disloyalty or fraud by the Employee that the Bank determines is detrimental to the best interests of the Bank; or

              (ii) The Employee's continuing inattention to, neglect of, or inability to perform, the duties to be performed under this Agreement, or

              (iii) Any other breach of the Employee's covenants contained herein or of any of the other terms and provisions of this Agreement, or

              (iv) The deliberate and intentional engaging by the Employee in gross misconduct which is materially and demonstrably injurious to the Bank.

          (C) Employee shall have the right to terminate this Agreement and his active employment hereunder at any time upon ninety (90) days written notice to the Bank.

          (D) Upon the death of Employee, this Agreement shall automatically terminate.

     9. EFFECT OF TERMINATION. In the event of a termination of this Agreement, Employee shall be paid the following severance benefits, payable promptly after the date of termination of his employment, in the following manner:

          (A) In the event that this Agreement is terminated by the death of Employee, this Agreement shall be deemed to have been terminated as of the date of such death except, however, that Bank shall pay to the surviving spouse of Employee, or in lieu thereof, to Employee's estate, an amount equal to six months of the base salary at his then current base rate, provided, however, that if such death occurs within six months of the normal retirement date as provided by the Bank's defined benefit pension plan, or after such normal retirement date, so that a pension distribution or benefit is payable to the surviving spouse of Employee, such payment shall be reduced to an amount equal to one month of the base salary at his then current base rate.

          (B) In the event that this Agreement is terminated by Employee and Bank by mutual agreement, then Bank shall pay such severance benefits, if any, as shall have been agreed upon by Bank and Employee.

          (C) In the event that Bank attempts to terminate this Agreement, other than for cause, death of Employee, or by mutual agreement with Employee, in addition to any other rights or remedies which Employee may have, Employee shall receive an amount equal to the greater of
     (i) six months of base salary at his then current base rate, or (ii) the base salary Employee would have received had he continued to be employed pursuant to this Agreement throughout the end of the then existing term of employment hereunder.

          (D) In the event Bank terminates this Agreement for cause, no severance benefits shall be payable hereunder.

     10. ENTIRE UNDERSTANDING; AMENDMENT. This Agreement supersedes all previous agreements between Employee and Bank and contains the entire understanding and agreement between the parties with respect to the subject matter hereof, and cannot be amended, modified, or supplemented in any respect except by a subsequent written agreement executed by both parties.

     11. APPLICABLE LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of West Virginia.

     12. CERTAIN OBLIGATIONS OF WESBANCO. While the parties acknowledge that certain provisions of this Agreement may be unenforceable in some respects against the Bank, pursuant to applicable banking law, it is nonetheless the intention of the parties to create pursuant to this Agreement a valid employment for a definite term with specified benefits. As an inducement for Employee and Bank to enter into this Agreement whereby Employee would be employed by Bank for a definite term, Wesbanco hereby undertakes the independent, separate and unconditional obligation to Employee to pay all amounts which are or may become due to Employee under this Agreement as set forth herein, regardless of the status of the direct or indirect enforceability or validity of Bank's obligation to pay any or all such amounts as may be due hereunder to Employee; provided, however, that for purposes of this Paragraph 12, Wesbanco shall be obligated to the Employee for any bonuses or any increases in base salary in excess of the rate of One Hundred Forty-five Thousand Dollars ($145,000.00) per annum only to the extent that it has consented to such bonuses or increases. Wesbanco also acknowledges that it may or may not be entitled to indemnification or contribution from Bank or to be subrogated to the claim of Employee hereunder for any payments Wesbanco may make to Employee; and Wesbanco hereby specifically waives any rights it may otherwise have to indemnification or contribution from Bank or to be subrogated to the claim of Employee hereunder in the event that such payments as are made by Wesbanco would be unenforceable or invalid for any reason against Bank.

     13. MISCELLANEOUS. The invalidity or unenforceability of any term or provision of this Agreement as against any one or more parties hereto, shall not impair or effect the other provisions hereof or the enforceability of said term or provision against the other parties hereto, and notwithstanding any such invalidity or unenforceability, each term or provision hereof shall remain in full force and effect to the full extent consistent with law.

     IN WITNESS WHEREOF, Bank and Wesbanco have caused these presents to be signed and their corporate seals to be hereto affixed, and Employee has hereto affixed his signature and seal, at Wheeling, West Virginia, as of the day and year first above written.


                                               WESBANCO BANK CHARLESTON


                                               By /s/ Brenda H. Robertson
                                                  -----------------------
                                                  Its Director
                                                  ------------
(SEAL)



ATTEST:

Thomas L. Jones
---------------
  Secretary


                                               /s/ J. CHRISTOPHER THOMAS
                                               -------------------------------
                                               J. CHRISTOPHER THOMAS, EMPLOYEE




                                               WESBANCO, INC.


                                               By /s/ Edward M. George
                                                  -------------------------
                                                    Its  President
                                                         ---------

(SEAL)



ATTEST:

/s/ Shirley A. Bucan
--------------------
       Secretary

                                                                   EXHIBIT 11


                                WesBanco, Inc.
                       Computation of Earnings Per Share



                                                  For the years ended December 31,
                                                  ---------------------------------
(dollars in thousands, except per share amounts)    1998        1997        1996
-----------------------------------------------------------------------------------
Net income applicable to common stock             $  28,313   $  25,211   $  25,942
-----------------------------------------------------------------------------------
Average common shares outstanding                20,867,193  20,461,742  19,855,791
-----------------------------------------------------------------------------------
Earnings per share                                  $  1.36     $  1.23    $   1.31
===================================================================================

                                                                    EXHIBIT 12

                              WesBanco, Inc.
       Ratio of Earnings to Fixed Charges and Preferred Stock Dividends




                                         For the years ended December 31,
                             --------------------------------------------------
(dollars in thousands)         1998      1997       1996      1995       1994
-------------------------------------------------------------------------------

Net income                  $ 28,313  $ 25,211   $ 25,942   $ 25,049  $ 22,290
Provision for income taxes    13,495     9,519     10,648      9,832     7,809
-------------------------------------------------------------------------------
Earnings before provision
  for income taxes            41,808    34,730     36,590     34,881    30,099
-------------------------------------------------------------------------------

Preferred stock dividend
  requirements                   ---       ---        ---        164       387

Ratio of pretax income to net
  income                        1.48%     1.38%      1.41%      1.39%     1.35%
-------------------------------------------------------------------------------

Preferred dividend factor   $      0  $      0   $      0   $    228  $    523

Ratio of pretax net income
  to preferred dividends           0%        0%         0%     152.7%     57.6%
-------------------------------------------------------------------------------

WesBanco has no fixed charges as defined by Regulation S-K Item 503-Summary;
  Risk Factors; Ratio of Earnings to Fixed Charges.

                                                                    EXHIBIT 21


     WesBanco, Inc. Subsidiaries                       State of Incorporation
-----------------------------------------              ----------------------
WesBanco, Inc.                                               West Virginia

        WesBanco Bank Wheeling                               West Virginia

        WesBanco Bank Fairmont                               West Virginia

            Hunter Insurance Agency (non-bank)               West Virginia

        WesBanco Bank Parkersburg                            West Virginia

        WesBanco Bank Charleston                             West Virginia

        WesBanco Mortgage Company (non-bank)                 West Virginia

        WesBanco Properties, Inc. (non-bank)                 West Virginia

        CommBanc Investments (non-bank)                      Ohio

        Hometown Finance (non-bank)                          West Virginia

        Vandalia National Corporation (inactive)             Delaware

        CBI Holding Company (non-bank)                       West Virginia

        Hometown Insurance Company (inactive)                West Virginia




NOTE:  All direct subsidiaries of the Registrant are 100% owned.

                                                                EXHIBIT 23.1




               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-06467) of WesBanco, Inc. and in the related Prospectus of our report dated January 27, 1999, with respect to the consolidated financial statements of WesBanco, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1998.



                                                    /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 8, 1999

                                                                EXHIBIT 23.2



 Consent of Harman, Thompson, Mallory and Ice, A.C.,  Independent Auditors


As independent auditors, we hereby consent to the incorporation by reference in this Annual Report (Form 10-K) of our report dated March 6, 1998 with respect to the consolidated financial statements of Commercial
BancShares, Inc. and Subsidiaries at December 31, 1997 and 1996 and for the three years ended December 31, 1997, prior to their restatement for the 1998 pooling-of-interests with WesBanco,Inc., included in this Annual Report for the year ended December 31, 1998 filed with the SEC.

                                    /s/ Harman, Thompson, Mallory & Ice, A.C.

Parkersburg, West Virginia
March 8, 1999

                                                                  EXHIBIT 24

              POWER OF ATTORNEY FOR EXECUTION OF FORM 10-K
         TO BE FILED WITH THE SECURITIES & EXCHANGE COMMISSION


     We, the undersigned Directors of WesBanco, Inc., hereby severally constitute and appoint James C. Gardill and/or Edward M. George, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names and in the capacities indicated below, the Annual Report of WesBanco to the Securities & Exchange Commission on Form 10-K to be filed for the year 1998 and any and all amendments thereto in our names and behalf in our capacities as Directors of WesBanco to enable WesBanco to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Act of 1934, as amended, hereby ratifying and conforming our signatures as they may be signed by our attorneys, or either of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney for purposes of executing the Form 10-K of WesBanco has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                          TITLE                DATE
---------                          -----                ----

__________________                 Director        February 18, 1999
Frank K. Abruzzino

/s/ James E. Altmeyer              Director        February 18, 1999
---------------------
James E. Altmeyer


/s/ Earl C. Atkins                 Director        February 18, 1999
------------------
Earl C. Atkins

/s/ James G. Bradley               Director        February 18, 1999
--------------------
James G. Bradley

/s/ Ray A. Byrd                    Director        February 18, 1999
---------------
Ray A. Byrd

/s/ R. Peterson Chalfant           Director        February 18, 1999
------------------------
R. Peterson Chalfant

/s/ John H. Cheffy                 Director        February 18, 1999
------------------
John H. Cheffy

/s/ Christopher V. Criss           Director        February 18, 1999
------------------------
Christopher V. Criss

/s/ Stephen F. Decker              Director        February 18, 1999
---------------------
Stephen F. Decker

/s/ James D. Entress               Director        February 18, 1999
--------------------
James D. Entress

/s/ Ernest S. Fragale              Director        February 18, 1999
---------------------
Ernest S. Fragale

/s/ James C. Gardill               Director        February 18, 1999
--------------------
James C. Gardill

/s/ Edward M. George               Director        February 18, 1999
--------------------
Edward M. George

_______________                    Director        February 18, 1999
Roland L. Hobbs

/s/ Larry G. Johnson               Director        February 18, 1999
--------------------
Larry G. Johnson

/s/ John W. Kepner                 Director        February 18, 1999
------------------
John W. Kepner

/s/ Frank R. Kerekes               Director        February 18, 1999
--------------------
Frank R. Kerekes

/s/ Robert H. Martin               Director        February 18, 1999
--------------------
Robert H. Martin

/s/ William E. Mildren, Jr.        Director        February 18, 1999
---------------------------
William E. Mildren, Jr.

___________________________        Director        February 18, 1999
George M. Molnar

/s/ Eric Nelson                    Director        February 18, 1999
---------------
Eric Nelson

/s/ Richard K. Riederer            Director        February 18, 1999
-----------------------
Richard K. Riederer

________________________           Director        February 18, 1999
Melvin C. Snyder, Jr.

/s/ Joan C. Stamp                  Director        February 18, 1999
-----------------
Joan C. Stamp

/s/ Carter W. Strauss              Director        February 18, 1999
---------------------
Carter W. Strauss

_______________________            Director        February 18, 1999
James W. Swearingen

/s/ Reed J. Tanner                 Director        February 18, 1999
------------------
Reed J. Tanner

/s/ Robert K. Tebay                Director        February 18, 1999
-------------------
Robert K. Tebay

/s/ J. Christopher Thomas          Director        February 18, 1999
-------------------------
J. Christopher Thomas

/s/ John A. Welty                  Director        February 18, 1999
-----------------
John A. Welty

/s/ William E. Witschey            Director        February 18, 1999
-----------------------
William E. Witschey

                                                                EXHIBIT 99.1



                  Harman, Thompson, Mallory and Ice, A.C.
                        Certified Public Accountants

                        Independent Auditors' Report


Board of Directors
Commercial BancShares, Inc.
Parkersburg, West Virginia

     We have audited the accompanying consolidated balance sheets of Commerical BancShares, Inc. and Subsidiaries as of December 31, 1997 and
1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial BancShares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




                                   /s/ Harman, Thompson, Mallory & Ice, A.C.
Parkersburg, West Virginia
March 6, 1998


             Towne Square, Parkersburg, West Virginia  26102