Form 10-Q
period 1999-03-31
WESBANCO INC
filed 1999-05-14
CIK 203596

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- AND EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999
              ---------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X       No
                                                    ------      ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 20,485,927 shares outstanding at April 30, 1999.

PART 1 -  FINANCIAL INFORMATION
-------------------------------
   Consolidated Balance Sheets at March 31, 1999 and December 31, 1998, and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 are set forth on the following pages.
   In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made.
The results of operations for the three months ended March 31, 1999 are not necessarily indicative of what results may be attained for the entire year.
   For further information, refer to the 1998 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

                               WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                      March 31,   December 31,
                                                        1999          1998
                                                      ---------   ------------
ASSETS
Cash and due from banks                              $   69,220    $   62,989
Due from banks - interest bearing                         5,109         5,174
Federal funds sold                                       22,545        38,055
Investment securities:
  Held to maturity (market value of $220,620 and
     $220,669, respectively)                            216,233       214,845
  Available for sale, carried at market value           439,625       465,705
                                                     ----------    ----------
          Total securities                              655,858       680,550
                                                     ----------    ----------

Loans (net of unearned income of $342 and
   $512, respectively)                                1,394,021     1,373,018
Allowance for loan losses                               (19,271)      (19,098)
                                                     ----------    ----------
          Net loans                                   1,374,750     1,353,920
                                                     ----------    ----------
Bank premises and equipment                              48,929        47,999
Accrued interest receivable                              15,361        14,837
Other assets                                             39,117        39,188
                                                     ----------    ----------
Total Assets                                         $2,230,889    $2,242,712
                                                     ==========    ==========


LIABILITIES
Deposits:
  Non-interest bearing demand                        $  220,476    $  227,349
  Interest bearing demand                               527,713       510,662
  Savings                                               305,276       308,979
  Certificates of deposit                               728,553       740,652
                                                      ---------     ---------
          Total deposits                              1,782,018     1,787,642
                                                      ---------     ---------
Federal funds purchased and repurchase agreements       111,984       112,511
Other borrowings                                         22,334        22,194
Accrued interest payable                                  6,220         6,669
Other liabilities                                        18,037        17,213
                                                      ---------     ---------
Total Liabilities                                     1,940,593     1,946,229
                                                      ---------     ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized; none outstanding                             ---           ---
Common stock, $2.0833 par value; 50,000,000
   shares authorized; 20,996,531 shares issued           43,742        43,742
Capital surplus                                          60,350        60,283
Retained earnings                                       200,541       198,269
Treasury stock, at cost (552,824 and 336,296
   shares, respectively)                                (15,788)       (9,421)
Other comprehensive income (market value adjustment)      1,451         3,610
                                                     ----------    ----------
Total Shareholders' Equity                              290,296       296,483
                                                     ----------    ----------
Total Liabilities and Shareholders' Equity           $2,230,889    $2,242,712
                                                     ==========    ==========


See Notes to Consolidated Financial Statements.

                                WESBANCO, INC.
                       CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                                    For the three months ended
                                                             March 31,
                                                   ---------------------------
                                                        1999          1998
                                                   ------------    -----------
INTEREST INCOME
  Interest and fees on loans                           $28,372        $29,650
  Interest on investment securities:
    Taxable                                              7,210          7,709
    Tax-exempt                                           2,477          2,308
                                                   -----------    -----------
      Total interest on investment securities            9,687         10,017
    Other interest income                                  348          1,023
                                                   -----------    -----------
      Total interest income                             38,407         40,690
                                                   -----------    -----------
INTEREST EXPENSE
    Interest bearing demand deposits                     4,144          3,938
    Savings deposits                                     1,500          2,153
    Certificates of deposit                              9,843         11,098
                                                   -----------    -----------
      Total interest on deposits                        15,487         17,189
    Other borrowings                                     1,395          1,406
                                                   -----------    -----------
      Total interest expense                            16,882         18,595
                                                   -----------    -----------
Net interest income                                     21,525         22,095
    Provision for loan losses                            1,406            753
                                                   -----------    -----------
Net interest income after provision for loan losses     20,119         21,342
                                                   -----------    -----------
OTHER INCOME
    Trust fees                                           2,767          2,424
    Service charges and other income                     2,456          2,436
    Net securities gains                                   115            275
                                                   -----------    -----------
      Total other income                                 5,338          5,135
                                                   -----------    -----------
OTHER EXPENSES
    Salaries, wages and employee benefits                8,685          8,843
    Net occupancy expense                                  895            870
    Equipment expense                                    1,631          1,424
    Other operating expense                              5,032          5,038
                                                   -----------    -----------
      Total other expenses                              16,243         16,175
                                                   -----------    -----------
Income before provision for income taxes                 9,214         10,302
Provision for income taxes                               2,397          3,260
                                                   -----------    -----------
Net Income                                         $     6,817    $     7,042
                                                   ===========    ===========


Earnings per share of common stock                 $      0.33    $      0.34

Average shares outstanding                          20,556,151     20,901,998

Dividends per share                                $      0.22    $      0.21


See Notes to Consolidated Financial Statements.


                              WESBANCO, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, in thousands, except for shares)


                                                                                            Market Value
                                        Common Stock                                        Adjustment on
                                   ---------------------     Capital   Retained   Treasury   Investments
                                    Shares       Amount      Surplus   Earnings    Stock    Available for Sale   Total
------------------------------------------------------------------------------------------------------------------------
December 31, 1997                  20,609,805    $ 43,055    $ 57,997  $ 186,835  $ (1,675)     $  1,783        $287,995
------------------------------------------------------------------------------------------------------------------------
Net income                                                                 7,042                                   7,042
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                                           623             623
                                                                                                                 -------
    Comprehensive income                                                                                           7,665
Cash dividends:
  Common ($.21 per share)                                                 (3,348)                                 (3,348)
  Common-by pooled bank
    prior to acquisition                                                    (485)                                   (485)
Net treasury shares purchased         (51,306)                     21               (1,586)                       (1,565)
Stock issued for acquisition          330,346         688       2,613                                              3,301
Deferred benefits for directors                                               (2)                                     (2)
------------------------------------------------------------------------------------------------------------------------
March 31, 1998                     20,888,845    $ 43,743    $ 60,631  $ 190,042  $ (3,261)     $  2,406        $293,561
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
December 31, 1998                  20,660,235    $ 43,742    $ 60,283  $ 198,269  $ (9,421)     $  3,610        $296,483
------------------------------------------------------------------------------------------------------------------------
Net income                                                                 6,817                                   6,817
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                                        (2,159)         (2,159)
                                                                                                                --------
    Comprehensive income                                                                                           4,658
Cash dividends:
  Common ($.22 per share)                                                 (4,533)                                 (4,533)
Net treasury shares purchased        (216,528)                     67               (6,367)                       (6,300)
Deferred benefits for directors                                              (12)                                    (12)
------------------------------------------------------------------------------------------------------------------------
March 31, 1999                     20,443,707    $ 43,742    $ 60,350  $ 200,541  $(15,788)     $  1,451        $290,296
========================================================================================================================

                                   WESBANCO, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)


                                                   For the three months ended
                                                            March 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
Cash flows from operating activities:
Net Income                                          $   6,817       $   7,042
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        1,376           1,236
    Net amortization of securities                        370             231
    Amortization of goodwill                              279             246
    Provision for loan losses                           1,406             753
    Gains on sales of  securities-net                    (115)           (275)
    Deferred income taxes                                (191)            179
    Other -- net                                          ---             (23)
    Net change in assets and liabilities:
        Interest receivable                              (525)         (2,613)
        Other assets                                       46             439
        Interest payable                                 (448)            (12)
        Other liabilities                               1,978             933
                                                    ---------       ---------
Net cash provided by operating activities              10,993           8,136
                                                    ---------       ---------

Cash flows from investing activities:
    Securities held to maturity:
        Proceeds from maturities and calls             10,114          10,977
        Payments for purchase                         (11,611)         (8,272)
    Securities available for sale:
        Proceeds from sales                               834          11,058
        Proceeds from maturities and calls             63,501          33,344
        Payments for purchases                        (41,967)       (134,620)
    Purchase of subsidiary, net of cash acquired          ---           5,137
    Net (increase) decrease in loans                  (22,236)         15,203
    Purchases of premises and equipment-net            (2,306)         (1,753)
                                                    ---------       ---------
Net cash used in investing activities                  (3,671)        (68,926)
                                                    ---------       ---------

Cash flows from financing activities:
    Net increase(decrease) in deposits                 (5,624)         35,470
    Decrease in federal funds purchased and
      repurchase agreements                              (527)         (3,879)
    Increase in borrowings                                140           3,286
    Dividends paid                                     (4,355)         (3,688)
    Purchases of treasury shares-net                   (6,300)         (1,565)
                                                    ---------       ---------
Net cash provided by (used in) financing activities   (16,666)         29,624
                                                    ---------       ---------

Net decrease in cash and cash equivalents              (9,344)        (31,166)

Cash and cash equivalents at beginning of period      106,218         161,290
                                                    ---------       ---------
Cash and cash equivalents at end of period          $  96,874       $ 130,124
                                                    =========       =========

For the three month periods ended March 31, 1999 and 1998, WesBanco paid $17,331 and $18,404 in interest on deposits and other borrowings, and $0 and $143 for income taxes, respectively.


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

Earnings per share: Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.

Note 2 - Completed acquisition
------------------------------
     On April 30, 1999, WesBanco consummated its acquisition of Heritage
Bank of Harrison County, Inc. ("Heritage") located in Clarksburg, West Virginia, through a merger with and into WesBanco Bank Fairmont, a WesBanco affiliate. Under the terms of the acquisition, WesBanco issued 1.76639 shares of WesBanco common stock for each share of Heritage common stock in a transaction accounted for under the purchase method of accounting. A total of 423,106 shares of common stock were issued from treasury in the transaction. The purchase price, based on the closing stock price on the transaction date, totaled approximately $12.1 million. The excess of the purchase price over the estimated fair market value of the net assets (goodwill) of Heritage at March 31, 1999 approximated $7.8 million. WesBanco anticipates amortizing the goodwill over a period of 20 years. The calculation of goodwill is subject to change based on final closing financial statements and fair market value adjustments of Heritage as of April 30, 1999. As of March 31, 1999, Heritage reported total assets of approximately $34.2 million, deposits of $29.9 million, and shareholders' equity of $4.2 million.

                               WESBANCO, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report. For comparative purposes, consideration should be given to the effects of the June 30, 1998 sale of the Union Bank of Tyler County ("Union"), which reported as of the sale date total assets of $46.9 million, loans of $22.8 million and deposits of $39.3 million. WesBanco's results of operations and financial position have not been restated to reflect the sale of Union prior to its divestiture date. Where significant, the effect of Union on the Balance Sheet and Statement of Income comparisons will be discussed.
     Certain information in Management's Discussion and other statements contained in this report, constitute forward-looking statements with respect to WesBanco and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Such statements are subject to factors that could cause actual results to differ materially from those contemplated by such statements including, without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of business, real estate, and consumer lending activities; changes in federal and state regulations; the presence in the Corporation's market area of competitors; or other unanticipated external developments materially impacting the Corporation's operational and financial performance.

                            Earnings Summary
                            ----------------
        Comparison of the three months ended March 31, 1999 and 1998
        ------------------------------------------------------------
     Net income for the three months ended March 31, 1999 was $6.8 million, a 3.2% decrease from the same period in 1998. Earnings per share of common stock for the three months ended March 31, 1999 and 1998 were $0.33 and $0.34, respectively. The decrease in earnings resulted from a decline in net interest income and increase in the provision for loan losses. The decline in net interest income reflects both a lower interest rate environment and competitive pressures to adjust interest rates on loan and deposit products. These decreasing net interest income factors were partially offset by a 14.1% increase in trust fees, which primarily resulted from an increase in investment fees associated with the introduction of two new WesMark mutual funds in April 1998. Annualized return on average assets was 1.2% for the three months ended March 31, 1999 and 1.3% for the same period in 1998. Annualized return on average equity was 9.3% for the three months ended
March 31, 1999 and 9.7% for the same period in 1998.

                           Net Interest Income
                           -------------------
     Net interest income, on a taxable equivalent basis (TE), for the three-month period ended March 31, 1999 declined $0.5 million or 2.0% from the same period for 1998. Affecting the decline in net interest income were decreases in average earning assets of $20.4 million or 1.0% and interest bearing liabilities of $25.3 million or 1.5%, coupled with a decline in the net yield(TE) on average earning assets to 4.4% from 4.5%. The June 30, 1998 sale of Union, with earning assets of $40.8 million and interest bearing liabilities of $33.9 million as of the sale date, along with other factors described below, contributed to the decline in the average balance sheet and net interest income categories. Similar to industry trends, the net yield on earning assets continued to decline in this period of lower interest rates. The earning asset yield, while positively impacted by strong loan growth during the last three quarterly periods, declined due to competitive pressure to lower rates on loan products. This effect on the earning asset yield coupled with a continued shifting of deposits into higher yielding products, has resulted in a narrowing spread between loan and deposit products.
     Interest income(TE) declined $2.2 million or 5.2% between the three months ended March 31, 1999 and 1998, reflecting a decline in average earning assets of $20.4 million or 1.0% as well as a decline in the yield(TE) on average earning assets to 7.7% from 8.1%. The decline in average earning assets resulted from decreases in average securities of $9.9 million or 1.5% and average federal funds sold of $44.4 million or 60.5%. These declining balances were partially offset by growth in average loans of $33.9 million or 2.5%, net of $23.2 million in average loans sold in the Union divestiture. During the comparative period, yields on average securities and average federal funds sold declined 11 and 78 basis points, respectively. Average loan yields declined 59 basis points, reflecting competitive pressure to lower interest rates, coupled with an increase in refinancing activity in the real estate loan portfolio between the three months ended March 31, 1999 and 1998.
     Interest expense declined $1.7 million or 9.2% between the three months ended March 31, 1999 and 1998, the result of a decline in average interest bearing liabilities of $25.3 million or 1.5% coupled with a 34 basis point decline in the rate paid on interest bearing liabilities to 4.0% from 4.4%. The decline in interest bearing liabilities consisted primarily of a decrease in average interest bearing deposits of $43.7 million or 2.7%, of which $35.2 million represented deposits sold in the Union divestiture. An increase in average interest bearing demand deposits of $52.8 million or 11.3% was more than offset by reductions in average savings deposit balances of $37.0 million or 10.8% and average certificates of deposit of $59.5 million or 7.5% between the three months ended March 31, 1999 and 1998. The rate paid on average interest bearing deposits decreased 32 basis points between the three months ended March 31, 1999 and 1998, resulting from adjustments to the money market rate and savings rate as well as lower rates offered on certificates of deposit.

                              Other Income
                              ------------
     Excluding net securities gains, other income increased $0.4 million or 7.5%. Trust fees increased $0.3 million or 14.1%, reflecting increases in the number of accounts under administration, increases in the market value of trust assets, and investment fees associated with two new WesMark mutual fund products which were introduced in early 1998. The market value of trust assets approximated $2.8 billion as of March 31, 1999, an increase of $352.9 million or 14.3% over March 31, 1998.

                             Other Expenses
                             --------------
     Other expenses remained at a level consistent with the first quarter of 1998. Salaries and employee benefit expenses, along with certain other non-interest expense categories, decreased over the first quarter of 1998, reflecting the integration of Commercial BancShares and other internal consolidations during the third quarter of 1998. WesBanco completed its business combination with Commercial BancShares on March 31, 1998. Equipment expenses increased as WesBanco continued its efforts to upgrade existing information technology systems and introduce new technology into its operations and customer delivery channels. Technology expenses include upgrades to the Corporation's wide area network, implementation of a new Trust operating system, consulting services, costs associated with becoming Year 2000 compliant, and computer training and development classes for employees.


                               Income Taxes
                               ------------
A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                        For the three months
                                                          ended March 31,
                                                        --------------------
                                                           1999       1998
                                                        ---------  ---------
Federal statutory tax rate                                   35%        35%
Tax-exempt interest income from securities
    of states and political subdivisions                     (9)        (8)
State income tax - net of federal tax effect                  4          3
All other - net                                              (4)         2
                                                        ---------  ---------
     Effective tax rate                                      26%        32%
                                                        =========  =========

     The decrease in the Corporation's effective tax rate primarily resulted from final tax filings associated with Commercial BancShares, Incorporated.

                             Financial Condition
                             -------------------
     Total assets of WesBanco were $2.2 billion, as of March 31, 1999, which approximated total assets as of December 31, 1998. WesBanco experienced loan growth during the first quarter of 1999, a period typically affected by seasonal declines. Reflecting attractive pricing on fixed rate products, the majority of the loan growth occurred in the real estate loan portfolio. During the same time period, deposits moved opposite to loan trends, declining during the first quarter 1999.

                              Investment Securities
                              ---------------------
The following table shows the composition of the securities portfolio:

                                                     March 31,  December 31,
(in thousands)                                         1999         1998
                                                     ---------    ---------
Investment Securities Held to Maturity (at cost):
  U.S. Treasury and federal agency securities        $  36,109    $  41,961
  Obligations of states and political subdivisions     176,770      169,552
  Other debt securities                                  3,354        3,332
                                                     ---------    ---------
    Total held to maturity (market value of $220,620
      and $220,699, respectively)                      216,233      214,845
                                                     ---------    ---------

Securities Available for Sale (at market):
  U. S. Treasury and federal agency securities         244,554      276,260
  Obligations of states and political subdivisions      24,354       24,712
  Corporate securities                                   8,115        5,262
  Mortgage-backed and other debt securities            162,602      159,471
                                                     ---------    ---------
    Total available for sale                           439,625      465,705
                                                     ---------    ---------

      Total securities                               $ 655,858    $ 680,550
                                                     =========    =========

     Proceeds from the sale or maturity of securities represent a source of liquidity for WesBanco. With a decline in deposits and growth in loans during the first quarter of 1999, proceeds from sales and maturities of securities classified as available for sale became the primary source of funding for new loan growth. Available for sale securities decreased $26.1 million, while held to maturity securities increased slightly during the first quarter of 1999.
     The market value adjustment, before tax effect, in the available for sale securities portfolio reflected unrealized net gains of $2.5 million as of March 31, 1999 compared to unrealized net gains of $6.0 million as of December 31, 1998. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.

                                  Loans
                                  -----
The following table shows the composition of the loan portfolio:


                                                   March 31,    December 31,
(in thousands)                                       1999          1998
                                                  -----------   -----------
Loans:
  Business                                        $   472,893   $   484,269
  Real Estate - Construction                           44,637        46,033
  Real Estate                                         553,053       520,393
  Personal, net of unearned income                    309,527       313,043
  Loans held for sale                                  13,911         9,280
                                                  -----------   -----------
     Loans, net of unearned income                $ 1,394,021   $ 1,373,018
                                                  ===========   ===========

     Loans, net of unearned income increased $21.0 million or 1.5% between March 31, 1999 and December 31, 1998. Loan growth, which occurred primarily in real estate loans, with a $32.6 million or 6.3% increase, was partially offset by a decrease in business and personal loans. The decrease in personal loans reflected a continuation of competitive pressures and more conservative credit standards. Real estate loans increased steadily during the first quarter of 1999, driven by home equity products and attractive pricing of residential mortgage loan products.

                            Non-performing Assets
                            ---------------------
Non-performing assets are summarized as follows:

                                                      March 31,   December 31,
(in thousands)                                         1999           1998
                                                      ---------   -----------
Nonaccrual loans                                      $   8,169    $  10,488
Renegotiated loans                                          152          695
Other classified loans (1)                                7,470        5,285
                                                      ---------    ---------
   Total impaired loans                                  15,791       16,468
Other real estate owned                                   3,414        3,486
                                                      ---------    ---------
   Total nonperforming assets                         $  19,205    $  19,954
                                                      =========    =========

(1) Includes loan internally classified as doubtful and substandard (as defined by banking regulations) that meet the definition of impaired loans.

     The average balance of impaired loans during the three months ended
March 31, 1999 and year ended December 31, 1998, was approximately $15.4 million and $19.4 million, respectively.
     WesBanco continues to experience improvement in the level of nonperforming assets, which decreased $0.7 million over December 31, 1998 and $5.8 million over March 31, 1998. Nonperforming assets as a percentage of loans and other real estate reflects this improvement, reducing to 1.37% from 1.43% and 1.84% as of December 31, 1998 and March 31, 1998, respectively. The declining trend resulted from reductions in nonaccrual loans and the sale of a large commercial - real estate property classified as other real estate owned in the fourth quarter of 1998.
     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans.
     Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent. Allowances for loan losses on impaired loans were $2.6 million and $2.2 million as of March 31, 1999 and December 31, 1998, respectively.
     Loans past due 90 days or more decreased to $3.7 million or 0.3% of total loans as of March 31, 1999 compared to $7.0 million or 0.5% of total loans as of December 31, 1998.
     Lending by WesBanco banks is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.


                             Allowance for Loan Losses
                             -------------------------
Activity in the allowance for loan losses is summarized as follows:

                                               For the three months ended
                                                         March 31,
                                               --------------------------
                                                   1999          1998
(in thousands)                                 ------------  ------------
Balance, at beginning of period                   $  19,098    $  20,261

  Allowance for loan losses of acquired bank            ---          329

  Charge-offs                                        (1,424)      (1,450)
  Recoveries                                            191          332
                                                  ---------    ---------
      Net charge-offs                                (1,233)      (1,118)

  Provision for loan losses                           1,406          753
                                                  ---------    ---------
Balance, at end of period                         $  19,271    $  20,225
                                                  =========    =========


     The allowance for loan losses as a percentage of total loans was 1.38% as of March 31, 1999 and 1.50% as of March 31, 1998. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing and anticipated economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors. Management believes that the allowance for loan losses as of March 31, 1999 is adequate to provide for potential losses in the portfolio.

                               Deposits
                               --------
     Total deposits decreased $5.6 million or 0.3% between March 31, 1999 and December 31, 1998. During this three-month period, WesBanco continued to experience a change in the mix of deposits from the traditional savings and certificates of deposit into its higher yielding prime rate money market accounts.

                   Liquidity and Capital Resources
                   -------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements, and to meet its asset and liability management objectives.
     In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans can be significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     On October 15, 1998, WesBanco's Board approved a plan to repurchase up to one million shares of WesBanco common stock on the open market. The timing, price, and quantity of purchases under the plan are at the discretion of the Corporation and the plan may be discontinued or suspended at any time.
As of April 30, 1999, WesBanco had purchased 925,114 shares under the plan.
     WesBanco announced a cash dividend increase in the first quarter of 1999 to be paid on April 1, 1999. The quarterly dividend per share was increased to $.22 from $.21 per share, representing the thirteenth consecutive year of common stock cash dividend increases for WesBanco.
     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively. At March 31, 1999 and December 31, 1998, all of WesBanco's affiliate banks exceeded the minimum regulatory levels.


Capital adequacy ratios are summarized as follows:

                                               March 31,     December 31,
                                                 1999           1998
                                               --------------------------

  Tier I capital                                  18.2%           18.5%
  Total risk-based capital                        19.4%           19.8%
  Leverage                                        12.4%           12.5%

                        Forward-Looking Statements
                        --------------------------
Balance sheet:
--------------
     During the remainder of 1999, assuming a stable interest rate forecast, balance sheet growth is expected to be concentrated in real estate loans, reflecting a lower-level of interest rates and attractive pricing of residential mortgage and home equity loan products. A slowdown in personal loan growth is anticipated, the result of continued competitive bank and non-bank pressures as well as more conservative credit standards. With only moderate deposit growth expected during the remainder of the year, funding of new loan demand should be primarily from the securities portfolio. A shift in composition of deposits is expected to continue, reflecting declines in certificates of deposit and savings balances, offset by continued growth in the competitively priced prime rate money market accounts.

Statement of income:
--------------------
Net interest income: Management expects loan growth to continue during 1999, however, the positive effects of this growth on net interest income will be mitigated by competitive pressure to make interest rate adjustments on loan and deposit products. As a result of this pressure, net interest income is expected to be below prior year levels.

Other income and expense: Through the remainder of the year, management expects trust fees and non-banking income to exceed 1998 levels. While trust fees will be affected by increases in the number of accounts under administration and investment fees associated with WesMark mutual funds, non-banking income will be affected by an increase in insurance fees associated with Hunter Agency, Inc., which was acquired in June 1998.
     The June 1998 sale of Union as well as the integration of Commercial BancShares into WesBanco Parkersburg will have a decreasing effect on salaries and employee benefits in comparison to 1998. However, partially offsetting these decreasing factors will be expenses related to the acquisition of Heritage along with staffing and start-up costs associated with new branch facilities in Charleston and Moundsville, West Virginia, which are scheduled to open later in the year. Equipment expense and certain other non-interest expense categories, will continue to be affected by increased technology expenses. Late in 1999, WesBanco plans to implement a check imaging system, which will improve operating efficiencies associated with the process of preparing and distributing customers' checking statements.

                    Year 2000 Readiness Disclosure
                    ------------------------------
     The Year 2000 issue primarily results from computer software or hardware that is date-sensitive and may recognize "00" as the Year 1900 instead of the Year 2000 which may cause system failure, miscalculations and other temporary disruptions of operations.

     WesBanco's Year 2000 Task Force, which includes independent consultants and an outside Board member, has substantially completed the Awareness, Assessment, Remediation, Validation and Implementation phases of this project.
     WesBanco estimates that total external and internal costs of becoming
Year 2000 ready will approximate $660,000. These costs include operating expenses incurred and paid through March 31, 1999 of $425,000, estimated future capital expenditures of $20,000 and estimated future operating expenses of $215,000.
     Mission Critical vendor supplied and maintained application software, which must be continuously operable to support WesBanco's customer processing requirements, includes accounting systems for: deposits, loans, general ledger, shareholders, Trust, credit cards and ATM/debit cards. Accounting systems for loans, deposits, and general ledger have been certified as Year 2000 compliant by an independent third party. Vendors of the other systems, noted above, have represented to WesBanco that applicable Year 2000 testing has been performed and they have determined their systems to be Year 2000 compliant.
     WesBanco has elected to perform in-house testing, including future date testing, on 100% of all software and banking equipment. WesBanco is substantially complete with testing its mission critical application software and substantially complete with its overall testing schedule. Planned system enhancements during the remainder of 1999 will be tested in connection with their installation.
     Information technology ("IT") systems such as, mainframe computers, network servers and microcomputers, have been successfully tested as Year 2000 compliant. The Year 2000 Task Force has completed a non-IT examination of WesBanco's business offices, to provide assurance that security systems, vault doors, calculators, HVAC systems and telephone systems have been documented and exceptions have been resolved.
     Large commercial customers and non-IT vendors have been assessed for their capability to resolve the Year 2000 issues and attain compliance. Risk ratings have been assigned to customers and non-IT vendors, with high-risk accounts being revisited on a periodic basis. Year 2000 issues and readiness are considered and evaluated for all new large customers and non-IT vendors. During the fourth quarter of 1998, WesBanco initiated the second contact with its vendors. In addition, a program was initiated to visit each municipality and county government that serves our branch and ATM locations to complete a survey on services provided.
     Contingency plans, which set forth procedures for handling potential disruptions to operations, are currently being developed. These plans include: plans for all main customer products, services and Trust Fiduciary accounts, and a Liquidity/Funding Contingency Plan to provide adequate cash availability and the access to cash sources and credit lines. These contingency plans have multiple phases, including a Business Impact-Analysis phase, a Detail Plan Development phase and a Plan Validation phase. All phases are scheduled for completion within regulatory time tables.
     The Trust/Investments function ("Trust") of WesBanco has addressed Year 2000 issues directed at validating its main operating/accounting program for Year 2000 compliance as well as evaluating accounts in a fiduciary capacity for significant Year 2000 risks. An independent consultant was hired to direct the Year 2000 validation of Trust's main operating/accounting software application, a vendor supplied and maintained program. This application has been effectively tested, found to be Year 2000 compliant and is fully implemented. Trust is executing a plan to evaluate and/or assess fiduciary account holdings with the objective of locating fiduciary accounts that may contain significant Year 2000 risks to customers. WesBanco will continue to evaluate fiduciary accounts throughout 1999, however, expects the majority of the evaluation to be complete by September 30, 1999.
     WesBanco has substantially completed all necessary phases of the Year
2000 Program and management believes it is taking the appropriate steps to identify and resolve Year 2000 issues in a timely manner. WesBanco has no means of ensuring that third parties (suppliers and major commercial customer) with whom it interacts will be Year 2000 ready. The inability of those parties to complete their Year 2000 process could impact the financial results of WesBanco. Contingency plans will address the uncertainty of third parties readiness.
     Plans to complete Year 2000 compliance are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including availability of certain internal and external resources, the anticipated ability of WesBanco's larger commercial customers to become Year 2000 compliant and the readiness of strategic third party vendors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances.

         Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
     Through March 31, 1999, there have been no material changes to the information on this topic as presented in the 1998 Annual Report.

Part II - OTHER INFORMATION
---------------------------
Item 1-3, 5 - Not Applicable
----------------------------
Item 4 - Results of votes of security holders
---------------------------------------------
On April 21, 1999 the Annual Meeting of the Stockholders of WesBanco, Inc. was held.

The following directors were re-elected to the Board of Directors for a term of three years expiring at the annual stockholders meeting in 2002: James G. Bradley, John H. Cheffy, Frank R. Kerekes, Joan C. Stamp, R. Peterson Chalfant, John W. Kepner, Robert H. Martin, and James W. Swearingen


Item 6(a) - Exhibits
--------------------

     27   Financial Data Schedule required by Article 9 of Regulation S-X.

Item 6(b) - Reports on Form 8-K
-------------------------------

     On May 7, 1999, WesBanco filed a current report on Form 8-K dated April 30, 1999 to report the completion of the acquisition of the Heritage Bank of Harrison County, Inc.

                                 SIGNATURES
                                 ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          WESBANCO, INC.
                                          --------------


Date:   May 14, 1999                      /s/ Edward M. George
                                          -----------------------------
                                          Edward M. George
                                          President and Chief Executive Officer


Date:   May 14, 1999                      /s/ Paul M. Limbert
                                          ----------------------------------
                                          Paul M. Limbert
                                          Executive Vice President and Chief
                                          Financial Officer