Form 10-Q
period 1999-06-30
WESBANCO INC
filed 1999-08-13
CIK 203596

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D .C.  20549
                                 FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- AND EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999
                --------------------------------------------

                                    OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X       No
                                                     -----        ----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 20,209,986 shares outstanding at July 31, 1999.

PART 1 -  FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 1999 and December 31, 1998, Consolidated Statements of Income for the three and six-month periods ended June 30, 1999 and 1998, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 are set forth on the following pages.
     In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 1998 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

                                WESBANCO, INC.
                          CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                      June 30,   December 31,
                                                        1999         1998
                                                     ----------   -----------
ASSETS
Cash and due from banks                              $   68,165   $   62,989
Due from banks - interest bearing                         4,649        5,174
Federal funds sold                                       22,333       38,055
Investment securities:
  Held to maturity (market value of $219,639
    and $220,699, respectively)                         219,918      214,845
  Available for sale, carried at market value           407,502      465,705
                                                     ----------   ----------
          Total securities                              627,420      680,550
                                                     ----------   ----------

Loans (net of unearned income of $265
   and $512, respectively)                            1,444,719    1,373,018
Allowance for loan losses                               (19,242)     (19,098)
                                                     ----------   ----------
          Net loans                                   1,425,477    1,353,920
                                                     ----------   ----------
Bank premises and equipment                              53,276       47,999
Other assets                                             60,560       54,025
                                                     ----------   ----------
Total Assets                                         $2,261,880   $2,242,712
                                                     ==========   ==========



LIABILITIES
Deposits:
  Non-interest bearing demand                        $  253,828   $  227,349
  Interest bearing demand                               535,071      510,662
  Savings                                               302,671      308,979
  Certificates of deposit                               725,652      740,652
                                                     ----------   ----------
     Total deposits                                   1,817,222    1,787,642
                                                     ----------   ----------
Federal funds purchased and repurchase agreements       116,507      112,511
Other borrowings                                         25,867       22,194
Other liabilities                                        18,961       23,882
                                                     ----------   ----------
Total Liabilities                                     1,978,557    1,946,229
                                                     ----------   ----------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized; none outstanding                              ---          ---
Common stock, $2.0833 par value; 50,000,000 shares
  authorized; 20,996,531 shares issued                   43,742       43,742
Capital surplus                                          60,196       60,283
Retained earnings                                       204,595      198,782
Treasury stock, at cost (679,941 and 336,296
  shares, respectively)                                 (19,775)      (9,421)
Other comprehensive income (market value adjustment)     (3,874)       3,610
Deferred benefits for directors and employees            (1,561)        (513)
                                                     ----------   ----------
Total Shareholders' Equity                              283,323      296,483
                                                     ----------   ----------
Total Liabilities and Shareholders' Equity           $2,261,880   $2,242,712
                                                     ==========   ==========


See Notes to Consolidated Financial Statements.



                                WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                              For the three months ended   For the six months ended
                                                        June 30,                    June 30,
                                              --------------------------   ------------------------
                                                  1999           1998          1999         1998
                                              ------------  ------------   -----------  -----------
INTEREST INCOME
  Interest and fees on loans                  $     28,713  $    29,975    $    57,085  $    59,625
  Interest on investment securities:
    Taxable                                          7,240        8,148         14,450       15,857
    Tax-exempt                                       2,578        2,439          5,055        4,747
                                              ------------  -----------    -----------  -----------
      Total interest on investment securities        9,818       10,587         19,505       20,604
    Other interest income                              220          786            568        1,809
                                              ------------  -----------    -----------  -----------
      Total interest income                         38,751       41,348         77,158       82,038
                                              ------------  -----------    -----------  -----------
INTEREST EXPENSE
  Interest bearing demand deposits                   4,360        4,254          8,505        8,193
  Savings deposits                                   1,512        2,156          3,011        4,309
  Certificates of deposit                            9,624       10,898         19,467       21,995
                                              ------------  -----------    -----------  -----------
       Total interest on deposits                   15,496       17,308         30,983       34,497
  Other borrowings                                   1,554        1,730          2,949        3,136
                                              ------------  -----------    -----------  -----------
       Total interest expense                       17,050       19,038         33,932       37,633
                                              ------------  -----------    -----------  -----------
Net interest income                                 21,701       22,310         43,226       44,405
  Provision for loan losses                          1,290        1,649          2,696        2,402
                                              ------------  -----------    -----------  -----------
Net interest income after provision
   for loan losses                                  20,411       20,661         40,530       42,003
                                              ------------  -----------    -----------  -----------

OTHER INCOME
  Trust fees                                         2,586        2,240          5,353        4,664
  Service charges and other income                   6,188        7,190          8,644        9,626
  Net securities gains                                 124           33            239          308
                                              ------------  -----------    -----------  -----------
       Total other income                            8,898        9,463         14,236       14,598
                                              ------------  -----------    -----------  -----------
OTHER EXPENSES
  Salaries, wages and employee benefits              8,829        9,647         17,514       18,490
  Net occupancy expense                                830        1,031          1,725        1,901
  Equipment expense                                  1,511        1,524          3,142        2,948
  Other operating  expense                           5,784        6,413         10,816       11,451
                                              ------------  -----------    -----------  -----------
       Total other expenses                         16,954       18,615         33,197       34,790
                                              ------------  -----------    -----------  -----------
Income before provision for income taxes            12,355       11,509         21,569       21,811
Provision for income taxes                           4,335        3,720          6,732        6,980
                                              ------------  -----------    -----------  -----------
Net Income                                    $      8,020  $     7,789    $    14,837  $    14,831
                                              ============  ===========    ===========  ===========



Earnings per share of common stock            $       0.40  $      0.37    $      0.73  $      0.71

Average shares outstanding                      20,324,700   20,876,297     20,439,741   20,888,797

Dividends per share                           $       0.22  $      0.21    $      0.44  $      0.42

See Notes to Consolidated Financial Statements.


                                 WESBANCO, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, in thousands, except for shares)


                                                                                          Market Value   Deferred Benefits
                                     Common Stock                                        Adjustment on         for
                                 -------------------   Capital    Retained   Treasury     Investments      Directors and
                                   Shares    Amount    Surplus    Earnings    Stock    Available for Sale   Employees       Total
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997                20,609,805  $43,055   $57,997    $187,424   ($1,675)       $1,783             ($589)     $287,995
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                          14,831                                                  14,831
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                                   1,109                           1,109
                                                                                                                          --------
    Comprehensive income                                                                                                    15,940
Cash dividends:
  Common ($.42 per share)                                           (7,728)                                                 (7,728)
  Common-by pooled bank
    prior to acquisition                                              (485)                                                   (485)
Net treasury shares purchased       (47,009)                 9                (3,126)                                       (3,117)
Stock issued for acquisition        330,346      687     2,394                 1,883                                         4,964
Deferred benefits for directors                                                                                  (19)          (19)
----------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                    20,893,142  $43,742   $60,400    $194,042   ($2,918)       $2,892             ($608)     $297,550
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998                20,660,235  $43,742   $60,283    $198,782   ($9,421)       $3,610             ($513)     $296,483
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                          14,837                                                  14,837
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                                  (7,484)                         (7,484)
                                                                                                                          --------
    Comprehensive income                                                                                                     7,353
Cash dividends:
  Common ($.44 per share)                                           (9,024)                                                 (9,024)
Net treasury shares purchased      (766,561)                95               (22,507)                                      (22,412)
Stock issued for acquisition        422,916               (182)               12,153                                        11,971
KSOP borrowing                                                                                                (1,000)       (1,000)
Deferred benefits for directors                                                                                  (48)          (48)
----------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                    20,316,590   $43,742  $60,196    $204,595  ($19,775)      ($3,874)          ($1,561)     $283,323
----------------------------------------------------------------------------------------------------------------------------------


Comprehensive income for the three-month periods ended June 30, 1999 and 1998 was $2,695 and $8,275, respectively.


See Notes to Consolidated Financial Statements.

                                WESBANCO, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)


                                                      For the six months ended
                                                                June 30,
                                                      ------------------------
                                                          1999         1998
                                                      -----------   ----------
Cash flows from operating activities:
Net Income                                            $    14,837   $   14,831
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                            2,757        2,754
    Net amortization of securities                            800          238
    Amortization of goodwill                                  600          493
    Provision for loan losses                               2,696        2,402
    Gain on sale of credit card portfolio                  (3,489)         ---
    Gain on sales of  securities-net                         (239)        (308)
    Gain on sale of bank                                      ---       (4,604)
    Deferred income taxes                                    (429)          (4)
    Other -- net                                              ---           47
    Net change in assets and liabilities:
        Interest receivable                                    37       (2,718)
        Other assets                                        1,961        1,509
        Interest payable                                     (739)         223
        Other liabilities                                      18       (2,458)
                                                      -----------   ----------
Net cash provided by operating activities                  18,810       12,405
                                                      -----------   ----------


Cash flows from investing activities:
    Securities held to maturity:
        Proceeds from maturities and calls                 32,164       37,488
        Payments for purchases                            (37,445)     (48,426)
    Securities available for sale:
        Proceeds from sales                                28,394       21,392
        Proceeds from maturities and calls                 94,605       96,815
        Payments for purchases                            (76,696)    (192,007)
    Sale of subsidiary, net of cash sold                      ---       (2,726)
    Proceeds from the sale of credit cards                 18,400          ---
    Purchase of subsidiaries, net of cash acquired          2,809        3,305
    Net increase in loans                                 (63,008)     (18,426)
    Purchases of premises and equipment-net                (4,575)      (5,180)
                                                      -----------   ----------
Net cash used in investing activities                      (5,352)    (107,765)
                                                      -----------   ----------

Cash flows from financing activities:
    Net increase in deposits                                   88       37,957
    Increase in federal funds purchased
      and repurchase agreements                             3,996       19,172
    Increase in other borrowings                            2,673        6,591
    Dividends paid                                         (8,874)      (7,043)
    Other                                                     ---           (5)
    Purchases of treasury shares-net                      (22,412)      (3,117)
                                                      -----------   ----------
Net cash provided by (used in) financing activities       (24,529)      53,555
                                                      -----------   ----------

Net decrease in cash and cash equivalents                 (11,071)     (41,805)

Cash and cash equivalents at beginning of period          106,218      161,290
                                                      -----------   ----------
Cash and cash equivalents at end of period            $    95,147   $  119,485
                                                      ===========   ==========


For the six-month periods ended June 30, 1999 and 1998, WesBanco paid $34,676 and $37,410 in interest on deposits and other borrowings, and $6,470 and $7,754 for income taxes, respectively.


See Notes to Consolidated Financial Statements.

                                WESBANCO, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of WesBanco, Inc. ("the Corporation") and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The acquisition of Heritage Bank of Harrison County, which was completed on April 30, 1999, was accounted for under the purchase method of accounting. WesBanco issued 422,916 shares of common stock held in Treasury in the transaction.

Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, due from banks - interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

Earnings per share: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.

Reclassification: Certain amounts in the financial statements have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on the Consolidated Statement of Income.

Note 2 - Completed Acquisition
------------------------------
On April 30, 1999, WesBanco completed the acquisition of Heritage Bank of Harrison County, Inc.("Heritage") located in Clarksburg, West Virginia, through a merger with and into WesBanco Bank Fairmont, a WesBanco affiliate. The purchase price, based on the closing stock price on the transaction date, totaled approximately $12.1 million. The transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair market value of the net assets (goodwill) of Heritage at April 30, 1999 approximated $7.9 million. As of the merger date, Heritage reported total assets of approximately $33.3 million, deposits of $29.1 million, and shareholders' equity of $4.2 million.

                                 WESBANCO, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report. For comparative purposes, consideration should be given to the effects of the April 30, 1999 acquisition of Heritage Bank of Harrison County, Inc. ("Heritage"), the June 7, 1999 sale of the credit card receivables and the June 30, 1998 sale of the Union Bank of Tyler County ("Union"), which was required by regulatory authorities in conjunction with the acquisition of Commercial BancShares, Incorporated. WesBanco's results of operations and financial position have not been restated to reflect these transactions.
Where significant, the effect of these transactions on the Balance Sheet and Statement of Income will be discussed.
     Certain information in Management's Discussion and other statements contained in this report, constitute forward-looking statements with respect to WesBanco and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Such statements are subject to factors that could cause actual results to differ materially from those contemplated by such statements including, without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of business, real estate, and consumer lending activities; changes in federal and state regulations; the presence in the Corporation's market area of competitors; or other unanticipated external developments materially impacting the Corporation's operational and financial performance.

                               Earnings Summary
                               ----------------
          Comparison of the six-month periods ended June 30, 1999 and 1998
          ----------------------------------------------------------------
     Net income for the six months ended June 30, 1999 was consistent with the same period last year at $14.8 million. Earnings per share for the six-month periods ended June 30, 1999 and 1998 were $0.73 and $0.71, respectively. Earnings reflected a gain on the sale of credit card receivables, an increase in trust fees and a reduction in non-interest expenses, all of which were offset by a decline in net interest income. Annualized return on average assets was 1.3% for each of the six-month periods ended June 30, 1999 and 1998. Annualized return on average equity was 10.3% for the six-month period ended June 30, 1999 and 10.1% for the same period in 1998.

     Earnings were impacted by certain non-recurring items recorded during the six-month periods ended June 30, 1999 and 1998. For the second quarter of 1999, other income included a gain of $3.5 million on the sale of the credit card receivables. For the second quarter of 1998, other income included a $4.6 million gain on the sale of Union Bank of Tyler County and other expenses included $1.6 million in acquisition related expenses.

                        Net Interest Income
                        -------------------
     Net interest income, on a taxable equivalent basis (TE), for the six-month period ended June 30, 1999 declined $1.0 million or 2.2% from the same period for 1998. Affecting the decline in net interest income were decreases in average earning assets of $22.4 million or 1.1% and interest bearing liabilities of $34.5 million or 2.0%, coupled with a decline in the net yield (TE) on average earning assets to 4.4% from 4.5%. The June 30, 1998 sale of Union, with average earning assets of $40.8 million and average interest bearing liabilities of $33.9 million, along with other factors described below, contributed to the decline in the average balance sheet and
net interest income categories.   Similar to industry trends, the net yield
on earning assets continued to decline in this period of lower interest rates. The earning asset yield, while positively impacted by strong loan growth during the last four quarterly periods, declined due to competitive pressure to lower rates on loan products. This effect on the earning asset yield coupled with a continued shifting of deposits into higher yielding instruments, has resulted in a narrowing spread between loan and deposit products.
     Interest income (TE) declined $4.7 million or 5.6% between the six-month periods ended June 30, 1999 and 1998, reflecting a decline in average earning assets of $22.4 million or 1.1% as well as a decline in the yield (TE) on average earning assets to 7.7% from 8.1%. The decline in average earning assets was comprised of decreases in average securities of $27.0 million or 3.9% and average federal funds sold of $43.0 million or 64.8%. These declining balances were partially offset by growth in average loans of $47.6 million or 3.5%, which was net of $22.9 million in average loans sold in the Union divestiture. During the comparative periods, the yield on average securities remained consistent with last year, while the yield on average federal funds sold declined 59 basis points. Average loan yields declined 66 basis points, reflecting the lower interest rate environment between the six-month periods ended June 30, 1999 and 1998.
     Interest expense declined $3.7 million or 9.8% between the six-month periods ended June 30, 1999 and 1998, resulting from a decline in average interest bearing liabilities of $34.5 million or 2.0% coupled with a decline in the rate paid on interest bearing liabilities to 4.0% from 4.4%. The decline in interest bearing liabilities consisted primarily of a decrease in average interest bearing deposits of $48.7 million or 3.0%, of which $31.9 million represented interest bearing deposits sold in the Union divestiture. The decline in interest bearing deposits between the six-month periods ended June 30, 1999 and 1998 resulted from reductions in both average savings deposit balances of $36.2 million or 10.6% and average certificates of deposit of $53.4 million or 6.8%, partially offset by an increase in average interest bearing demand balances of $40.9 million or 8.4%. The increase in interest bearing demand resulted from strong growth in the Corporation's money market products. The rate paid on average interest bearing deposits decreased 32 basis points between the six-month periods ended June 30, 1999 and 1998, resulting from adjustments to the money market rate and savings rate as well as lower rates offered on certificates of deposit.

                               Other Income
                               ------------
     Excluding non-recurring income, other income increased $.8 million or 8.5%. Trust fees increased $.7 million or 14.8%, reflecting increases in the number of accounts under administration, increases in the market value of trust assets, and fees associated with the WesMark mutual fund products.
The market value of trust assets grew to $3.0 billion as of June 30, 1999, an increase of $689.5 million or 29.4% over June 30, 1998.
     Non-recurring income for the six months ended June 30, 1999 included the gain on the sale of the credit card receivables of $3.5 million and net securities gains of $.2 million. Non-recurring income for the six months ended June 30, 1998, included a $4.6 million gain on the sale of Union and $.3 million of net securities gains.

                              Other Expenses
                              --------------
     Excluding non-recurring expenses of $1.6 million associated with the business combination with Commercial BancShares in 1998, other expenses decreased slightly during the first half of 1999 compared to the same period of 1998. Salaries and employee benefit expenses, along with certain other operating expense categories, decreased in comparison to the first half of 1998, reflecting WesBanco's continued efforts to improve operating efficiencies. Last year's conversion of Commercial BancShares operating systems to WesBanco's core banking systems, coupled with the internal consolidation of two affiliate banks have contributed to a reduction in other expenses. Partially offsetting these reductions were increases in technology-related expenses, including upgrades and expansion of the Corporation's wide area network, implementation of a new Trust operating system, consulting services associated with becoming Year 2000 compliant, and computer training and development classes for employees. Additionally, the acquisition of Heritage, completed April 30, 1999, had an increasing effect on other expense categories.

                              Income Taxes
                              ------------
A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                     For the six months ended
                                                             June 30,
                                                     ------------------------
                                                         1999         1998
                                                     -----------   ----------
Federal statutory tax rate                                35%          35%
Tax-exempt interest income from securities
    of states and political subdivisions                  (7)          (7)
State income tax - net of federal tax effect               4            4
All other - net                                           (1)          ---
                                                     -----------   ----------
     Effective tax rate                                   31%          32%
                                                     ===========   ==========


     WesBanco's federal income tax returns for 1997 and 1996 were subject to an Internal Revenue Service ("IRS") examination during the first quarter of 1999. In the final report, the IRS disallowed certain tax deductions for acquisition-related expenses and disagrees with the timing of certain loan origination costs taken in those years. WesBanco has appealed the IRS ruling. If the IRS position is upheld, the projected impact on the results of operations is approximately $.1 million.


                              Financial Condition
                              -------------------
     Total assets of WesBanco were $2.3 billion as of June 30, 1999, an increase of $19.1 million or 0.9% over total assets as of December 31, 1998. WesBanco experienced strong loan growth of $71.7 million or 5.2% during the first half of 1999, driven by growth in fixed rate residential real estate loans and the acquisition of Heritage. During the same period, deposits grew $29.6 million or 1.7%, reflecting an increase in money market accounts and the acquisition of Heritage. Proceeds from maturities and sale of securities available for sale represented a source of funds for the increased loan volume.

                            Investment Securities
                            ---------------------
The following table shows the composition of the securities portfolio:

                                                       June 30,   December 31,
(in thousands)                                           1999         1998
                                                       ---------  -----------
Investment Securities Held to Maturity (at cost):
------------------------------------------------
 U.S. Treasury and federal agency securities           $  19,846   $  41,961
  Obligations of states and political subdivisions       187,148     169,552
  Other debt securities                                   12,924       3,332
                                                       ---------   ---------
    Total held to maturity (market value of $219,639
      and $220,699, respectively)                        219,918     214,845
                                                       ---------   ---------
  Securities Available for Sale (at market):
-----------------------------------------
  U. S. Treasury and federal agency securities           225,576     276,260
  Obligations of states and political subdivisions        21,527      24,712
  Corporate securities                                     7,599       5,262
  Mortgage-backed and other debt securities              152,800     159,471
                                                       ---------   ---------
    Total available for sale                             407,502     465,705
                                                       ---------   ---------
      Total securities                                 $ 627,420   $ 680,550
                                                       =========   =========

     Proceeds from the sale or maturity of securities represent a source of liquidity for WesBanco. During the first half of 1999, with only moderate deposit growth, proceeds from sales and maturities of securities available for sale have served as a principal source of funds for new loan growth.
     Reflecting an increase in market interest rates, the market value adjustment, before tax effect, in the available for sale securities portfolio changed to an unrealized net loss of $6.3 million as of June 30, 1999 compared to an unrealized net gain of $6.0 million as of December 31, 1998. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.


                                     Loans
                                     -----
The following table shows the composition of the loan portfolio:


                                                      June 30,    December 31,
(in thousands)                                         1999          1998
                                                   --------------------------
Loans:
------
  Business                                         $   497,360   $   484,269
  Real estate - construction                            45,790        46,033
  Real estate                                          582,067       520,393
  Personal, net of unearned income                     307,448       313,043
  Loans held for sale                                   12,054         9,280
                                                   -----------   -----------
     Loans, net of unearned income                 $ 1,444,719   $ 1,373,018
                                                   ===========   ===========

     The increase in loans between June 30, 1999 and December 31, 1998 reflected strong growth in real estate loans through offering highly competitive rates on residential real estate and home equity loans. Additionally, the acquisition of Heritage contributed $24.1 million to loan balances, while the sale of the credit card receivables reduced the personal loan portfolio by approximately $15.4 million.
     On June 7, 1999, WesBanco sold its credit card receivables of $15.4 million, recording proceeds on the sale of $18.4 million and a pre-tax gain of $3.5 million. The gain was classified as other income on the Statement of Income.

                           Non-performing Assets
                           ---------------------
Non-performing assets are summarized as follows:

                                                       June 30,   December 31,
(in thousands)                                           1999         1998
                                                       ----------------------
Non-performing assets:
----------------------
  Nonaccrual loans                                     $   4,736   $  10,488
  Renegotiated loans                                         940         695
  Other classified loans (1)                               6,866       5,285
                                                       ---------   ---------
     Total impaired loans                                 12,542      16,468
  Other real estate owned                                  3,110       3,486
                                                       ---------   ---------
        Total nonperforming assets                     $  15,652   $  19,954
                                                       =========   =========
(1)Includes loan internally classified as doubtful and substandard (as defined by banking regulations) that meet the definition of impaired loans.


     WesBanco continues to experience improvement in the level of nonperforming assets, which decreased $4.3 million over December 31, 1998 and $6.8 million over June 30, 1998. Nonperforming assets as a percentage of loans and other real estate reflects this improvement, reducing to 1.08% as of June 30, 1999 from 1.45% and 1.67% as of December 31, 1998 and June 30, 1998, respectively. The declining trend between June 30, 1999 and December 31, 1998 resulted from the payoff of two large commercial loans totaling $5.2 million which were previously classified as nonaccrual.
     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans.
     Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or the fair value of the collateral for loans that are collateral dependent. Allowances for loan losses on impaired loans were $2.2 million as of June 30, 1999 and December 31,

1998, respectively. Losses associated with the payoff of the two large commercial loans, noted above, were recognized in 1998.
     Loans past due 90 days or more decreased to $2.8 million or 0.2% of total loans as of June 30, 1999 compared to $7.0 million or 0.5% of total loans as of December 31, 1998.
     Lending by WesBanco banks is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

                        Allowance for Loan Losses
                        -------------------------
Activity in the allowance for loan losses is summarized as follows:

                                                      For the six months ended
                                                              June 30,
                                                      ------------------------
(in thousands)                                            1999         1998
Allowance for loan losses:                            -----------   ----------
--------------------------
  Balance, at beginning of period                      $   19,098    $  20,261
   Allowance for loan losses of acquired bank                 193          329
   Allowance for loan losses of sold bank                                 (366)
   Allowance for loan losses allocated to
      sold credit cards                                      (450)

   Charge-offs                                             (3,025)      (3,408)
   Recoveries                                                 730          688
                                                       ----------    ---------
        Net charge-offs                                    (2,295)      (2,720)
    Provision for loan losses                               2,696        2,402
                                                       ----------    ---------
  Balance, at end of period                            $   19,242    $  19,906
                                                       ==========    =========

     Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio.
     The allowance for loan losses as a percentage of total loans was 1.33% as of June 30, 1999 and 1.49% as of June 30, 1998. Contributing to the decline in the allowance to loans percentage was the June 7, 1999 sale of the credit card portfolio, which resulted in a $0.45 million reduction to the allowance for loan losses. This adjustment was based on management's evaluation of the delinquency factors and net charge-off experience associated with the credit card receivables. Additionally, the decline in the allowance to loans percentage reflects improved credit quality, as measured by a reduction in non-performing assets between June 30, 1999 and 1998.
     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.

                                  Deposits
                                  --------
     Total deposits increased $29.6 million or 1.7% between June 30, 1999 and December 31, 1998, reflecting growth in interest bearing demand deposits, through Money Market accounts, and from the purchase of Heritage, which added $29.1 million to deposit balances. These factors were offset by reductions in savings and certificate of deposit balances. This declining trend reflects the competition for deposits and a decline in interest rates.

                        Liquidity and Capital Resources
                        -------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements, and to meet its asset and liability management objectives.
     In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans can be significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     On June 4, 1999 WesBanco completed the acquisition of one million shares of stock under a stock repurchase program and approved a new program to repurchase up to one million additional shares of WesBanco common stock on the open market. The timing, price, and quantity of purchases under the plan are at the discretion of the Corporation and the plan may be discontinued or suspended at any time. As of July 31, 1999, WesBanco had purchased 210,791 shares under the plan.

Capital adequacy ratios are summarized as follows:

                                            June 30,      December 31,
                                              1999            1998
Capital adequacy ratios:                    --------------------------
------------------------
  Tier I capital                               17.0%          18.5%
  Total risk-based capital                     18.2%          19.8%
  Leverage                                     11.9%          12.5%


     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively. At June 30, 1999 and December 31, 1998, all of WesBanco's affiliate banks exceeded the minimum regulatory levels.

                             Earnings Summary
                             ----------------
     Comparison of the three-month periods ended June 30, 1999 and 1998
     ------------------------------------------------------------------
      Net income for the three-month period ended June 30, 1999 was $8.0 million, a 3.0% increase from the same period in 1998. Earnings per share for the three-month periods ended June 30, 1999 and 1998 were $0.40 and $0.37, respectively. The increase in earnings resulted from a gain on the sale of the credit card receivables, an increase in trust fees, a reduction in the provision for loan losses, and reduction in non-interest expenses, all of which were partially offset with a decline in net interest income. Annualized return on average assets was 1.4% for each of the three-month periods ended June 30, 1999 and 1998. Annualized return on average equity was 11.3% for the three-month period ended June 30, 1999 and 10.6% for the same period in 1998.

                               Net Interest Income
                               -------------------
     Net interest income, on a taxable equivalent basis (TE), for the three-month period ended June 30, 1999 declined $.5 million or 2.3% from the same period for 1998. Affecting the decline in net interest income were decreases in average earning assets of $27.7 million or 1.3% and interest bearing liabilities of $43.7 million or 2.5%, coupled with a decline in the net yield (TE) on average earning assets to 4.4% from 4.5%. The June 30, 1998 sale of Union, with quarterly average earning assets of $41.7 million and interest bearing liabilities of $35.1 million contributed to the decline in the average balance sheet and net interest income categories. The net yield declined due to a lower interest rate environment and competitive pressure on loan and deposit products.
     Interest income (TE) declined $2.5 million or 5.9% between the three-month periods ended June 30, 1999 and 1998, reflecting a decline in average earning assets of $27.7 million or 1.3% as well as a decline in the yield (TE) on average earning assets to 7.7% from 8.1%. The decline in average earning assets resulted from decreases in average securities of $46.9 million or 6.7% and average federal funds sold of $41.5 million or 70.0%. These declining balances were partially offset by growth in average loans of $60.7 million or 4.5%, which was net of $22.6 million in quarterly average loans sold in the Union divestiture. During the comparative period, yields on average securities and average federal funds sold declined 7 and 35 basis points, respectively. Average loan yields declined 73 basis points, reflecting competitive pressure to lower interest rates between the three-month periods ended June 30, 1999 and 1998.
     Interest expense declined $2.0 million or 10.4% between the three-month periods ended June 30, 1999 and 1998, the result of a decline in average interest bearing liabilities of $43.7 million or 2.5% coupled with a 36 basis point decline in the rate paid on interest bearing liabilities to 4.0% from 4.4%. The decline in interest bearing liabilities consisted primarily of a decrease in average interest bearing deposits of $53.8 million or 3.3%, of which $32.9 million of the decrease represented quarterly average interest bearing deposits sold in the Union divestiture. An increase in average interest bearing demand deposits of $35.7 million or 7.2% was more than offset by reductions in average savings deposit balances of $42.4 million or 12.2% and average certificates of deposit of $47.1 million or 6.1% between the three-month periods ended June 30, 1999 and 1998. The rate paid on average interest bearing deposits decreased 32 basis points between the three-month periods ended June 30, 1999 and 1998, resulting from adjustments to the money market rate and savings rate as well as lower rates offered on certificates of deposit.

                                 Other Income
                                 ------------
     Excluding non-recurring income, other income for the three-month period ended June 30, 1999 increased $.5 million or 9.5% over the same period of 1998. Trust fees increased $.3 million or 15.4% for the three-month period ended June 30, 1999 compared to the same period of 1998, reflecting increases in the number of accounts under administration and increases in the market value of trust assets. Non-recurring income for the three months ended
June 30, 1999 included the gain on the sale of the credit card receivables of $3.5 million and net security gains of $.1 million. Non-recurring items for the three months ended June 30, 1998, included a $4.6 million gain on the sale of Union and $.03 million of net security gains.

                                Other Expenses
                                --------------
     Excluding non-recurring expenses related to the business combination with Commercial BancShares for the three-month period ended June 30, 1998, other expenses for the three-month period ended June 30, 1999 remained at a consistent level with the same period of 1998. Certain other expense categories, including salaries and employee benefits decreased over the comparative period reflecting WesBanco's continued efforts to improve operating efficiencies. Partially offsetting the reductions to other expenses were increases in technology-related expenses and incremental expenses resulting from the Heritage acquisition.


                           Forward-Looking Statements
                           --------------------------
Balance sheet:
--------------
     During the remainder of 1999, assuming a stable interest rate forecast, balance sheet growth is expected to be concentrated in real estate loans, through competitive pricing of residential mortgage and home equity loan products. With only moderate deposit growth expected during the remainder of the year, funding of new loan demand should be primarily from the securities portfolio. A shift in the composition of deposits is expected to continue, as declines in certificates of deposit and savings balances will be offset by continued growth in the competitively priced money market accounts.

Statement of income:
--------------------
Net interest income: During the remainder of 1999, the positive effects of strong loan growth on net interest income will be mitigated by competitive pressure to make interest rate adjustments on loan and deposit products as well as maturing securities which will be reinvested at lower rates. Due to this competitive pressure, net interest income is expected to remain below prior year levels.
Other income and expense: Through the remainder of the year, management expects trust fees and non-banking income to exceed 1998 levels. The Corporation anticipates that trust fees will continue to improve, reflecting increases in the number of accounts under administration and investment fees associated with WesMark mutual funds. Non-banking income will be positively impacted by an increase in insurance fees associated with Hunter Agency, Inc., which was acquired in June 1998 and loan fees associated with WesBanco Mortgage Company.
     Recurring operating expenses are expected to reduce during the second half of the year due to improved operational efficiency as the Corporation continues its consolidation of affiliate operations. However, partially offsetting these decreasing factors will be expenses related to the acquisition of Heritage along with staffing and start-up costs associated with new branch facilities in Charleston and Moundsville, West Virginia, which are scheduled to open later in the year. Equipment expenses and certain other non-interest expense categories will continue to be affected by increased technology expenses. Late in 1999, WesBanco plans to implement a check imaging system, which will improve operating efficiencies associated with the process of preparing and distributing customers' checking statements.


                          Year 2000 Readiness Disclosure
                          ------------------------------
     The Year 2000 issue primarily results from computer software or hardware that is date-sensitive and may recognize "00" as the Year 1900 instead of the Year 2000 which may cause system failure, miscalculations and other temporary disruptions of operations.
     WesBanco's Year 2000 Task Force, which includes independent consultants and an outside Board member, has substantially completed the Awareness, Assessment, Remediation, Validation and Implementation phases of this project.
     WesBanco estimates the total external and internal costs of becoming
Year 2000 ready will approximate $660,000. These costs include operating expenses incurred and paid through June 30, 1999 of $530,000, estimated future capital expenditures of $20,000 and estimated future operating expenses of $110,000.

     Mission Critical vendor supplied and maintained application software, which must be continuously operable to support WesBanco's customer processing requirements, includes accounting systems for: deposits, loans, general ledger, shareholders, Trust, credit cards and ATM/debit cards. Accounting systems for loans, deposits, and general ledger have been certified as Year 2000 compliant by an independent third party. Vendors of the other systems, noted above, have represented to WesBanco that applicable Year 2000 testing has been performed and the systems are Year 2000 compliant.
     WesBanco has elected to perform in-house testing, including future date testing, on 100% of all software and banking equipment. WesBanco has successfully completed testing of its mission critical application software as well as all other application software. As additional testing is determined to enhance our ability to manage the turn of the century, we will continue testing our existing application systems. Planned system enhancements during the third and fourth quarters of 1999 will be tested prior to their installation.
     Information technology ("IT") systems such as, mainframe computers, network servers and microcomputers, have been successfully tested as Year
2000 compliant. The Year 2000 Task Force has completed a non-IT examination of WesBanco's business offices, to provide assurance that security systems, vault doors, calculators, HVAC systems and telephone systems have been evaluated and exceptions have been resolved.
     Large commercial customers and non-IT vendors have been assessed for their capability to resolve the Year 2000 issues and attain compliance.
Risk ratings have been assigned to customers and non-IT vendors, with high-risk accounts being revisited on a periodic basis. Year 2000 issues and readiness are considered and evaluated for all new large customers and non-IT vendors. In addition, a program was initiated to visit each municipality and county government that serves our branch and ATM locations to complete a survey on provided services. Further contact will occur, based on survey results, during the third and fourth quarters.
     Contingency plans, which set forth procedures for handling potential disruptions to operations, have been developed and include plans for all main customer products, services, supplies, and trust fiduciary accounts, and a liquidity/funding contingency plan to provide adequate cash availability and the access to cash sources and credit lines. These contingency plans have multiple phases, including a business impact-analysis phase, a detail plan development phase and a plan validation phase. The business impact-analysis and detail contingency plan was completed prior to June 30, 1999; and the plan validation is scheduled to be completed prior to September 30, 1999. Validation will include testing our detail contingency plan, and, as necessary, train our staff on the emergency process.

     The Trust/Investments function of WesBanco has validated its main operating system for Year 2000 compliance, as well as, evaluating investments held in a fiduciary capacity for significant Year 2000 risks. Trust is successfully executing a plan to evaluate and/or assess fiduciary investment holdings with the expectation that the majority of the evaluation will be complete by September 30, 1999.
     WesBanco has substantially completed all phases of the Year 2000 Program and management believes it has taken the appropriate steps to identify and resolve Year 2000 issues in a timely manner. WesBanco has no means of ensuring that third parties (suppliers and major commercial customer) with whom it interacts will be Year 2000 ready. The inability of those parties to complete their Year 2000 process could impact the financial results of WesBanco. Contingency plans will address the uncertainty of third parties readiness.
     Plans to complete Year 2000 compliance are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including availability of certain internal and external resources, the anticipated ability of WesBanco's larger commercial customers to become Year 2000 compliant and the readiness of strategic third party vendors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances.


          Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------
     Through June 30, 1999, there have been no material changes to the information on this topic as presented in the 1998 Annual Report.

Part II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------
     Reference has been made in prior filings to the case styled Tankovits v. Glessner, et al, Civil Action No. 96-C-59(w) presently pending in the Circuit Court of Ohio County, West Virginia. A tentative settlement has been reached by the parties and, subject to approval by the court, the matter should be dismissed without material impact on the financial statements of the Company. The procedural aspects of the settlement have yet to be resolved since the case involves the administration of a trust. These procedural issues, which involve how the settlement should be approved, could jeopardize the settlement and reinstate the litigation facet of the case.


Item 3, 5 - Not Applicable
--------------------------
Item 6(a) - Exhibits
--------------------

     27 Financial Data Schedule required by Article 9 of Regulation S-X.



Item 6(b) - Reports on Form 8-K
-------------------------------
     On May 7, 1999, WesBanco filed a current report on Form 8-K dated April 30, 1999 to report the completion of the acquisition of the Heritage Bank of Harrison County, Inc.

     On June 17, 1999, WesBanco filed a current report on Form 8-K dated June 4, 1999 to report the approval of the 1,000,000 share stock repurchase plan and the sale of the credit card receivables.

                                 SIGNATURES
                                 ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        WESBANCO, INC.
                                        --------------

                                        /s/ Edward M. George
Date:   August 13, 1999                 -------------------------------
      -----------------                 Edward M. George
                                        President and Chief Executive Officer


                                        /s/ Paul M. Limbert
Date:   August 13, 1999                 -------------------------------
      -----------------                 Paul M. Limbert
                                        Executive Vice President and Chief
                                        Financial Officer