Form 10-Q
period 1999-09-30
WESBANCO INC
filed 1999-11-15
CIK 203596

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- AND EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 19,964,418 shares outstanding at October 31, 1999.

PART 1 -  FINANCIAL INFORMATION
-------------------------------
     Consolidated Balance Sheets at September 30, 1999 and December 31, 1998, Consolidated Statements of Income for the three and nine months ended September 30, 1999 and 1998, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 are set forth on the following pages.
     In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 1998 Annual Report to Shareholders which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

                           WESBANCO, INC.
                      CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                 September 30,    December 31,
                                                     1999            1998
                                                 -------------   -------------
ASSETS
Cash and due from banks                          $     69,995    $     62,989
Due from banks - interest bearing                       5,111           5,174
Federal funds sold                                     11,840          38,055
Securities:
  Held to maturity (market value of $223,790
     and $220,699, respectively)                      224,683         214,845
  Available for sale, carried at market value         380,051         465,705
                                                 ------------    ------------
          Total securities                            604,734         680,550
                                                 ------------    ------------
Loans (net of unearned income of $222 and
      $512, respectively)                           1,488,068       1,373,018
Allowance for loan losses                             (19,399)        (19,098)
                                                 ------------    ------------
          Net loans                                 1,468,669       1,353,920
                                                 ------------    ------------
Premise and equipment                                  54,338          47,999
Other assets                                           62,821          54,025
                                                 ------------    ------------
Total Assets                                     $  2,277,508    $  2,242,712
                                                 ============    ============


LIABILITIES
Deposits:
  Demand                                         $    204,545    $    227,349
  Interest bearing demand                             603,674         510,662
  Savings                                             294,153         308,979
  Certificates of deposit                             713,758         740,652
                                                 ------------    ------------
          Total deposits                            1,816,130       1,787,642

Federal funds purchased and repurchase agreements     127,827         112,511
Other borrowings                                       41,595          22,194
Other liabilities                                      17,511          23,882
                                                 ------------    ------------
Total Liabilities                                   2,003,063       1,946,229
                                                 ------------    ------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized; none outstanding                           ---             ---
Common stock, $2.0833 par value; 50,000,000
   shares authorized; 20,996,531 shares issued         43,742          43,742
Capital surplus                                        60,217          60,283
Retained earnings                                     204,654         198,269
Treasury stock, at cost (1,002,677 and
   336,296 shares, respectively)                      (29,060)         (9,421)
Accumulated other comprehensive income                 (5,108)          3,610
                                                 ------------    -----------
Total Shareholders' Equity                            274,445         296,483
                                                 ------------    ------------
Total Liabilities and Shareholders' Equity       $  2,277,508    $  2,242,712
                                                 ============    ============

See Notes to Consolidated Financial Statements.

                             WESBANCO, INC.
                   CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                       For the three months ended   For the nine months ended
                                              September 30,               September 30,
                                       --------------------------   -------------------------
                                           1999         1998           1999           1998
                                       ------------   -----------   -----------    ----------
INTEREST INCOME
    Loans, including fees               $   29,672     $   29,685    $   86,757    $   89,310
    Securities:
       Taxable                               6,617          7,820        21,067        23,677
       Tax-exempt                            2,594          2,475         7,649         7,222
                                       ------------   -----------    ----------    ----------
         Total interest on securities        9,211         10,295        28,716        30,899
      Federal funds sold                       180            768           748         2,577
                                       -----------    -----------    ----------    ----------
        Total interest income               39,063         40,748       116,221       122,786
                                       -----------    -----------    ----------    ----------
INTEREST EXPENSE
    Interest bearing demand deposits         4,606          4,371        13,111        12,564
    Savings deposits                         1,495          1,989         4,507         6,298
    Certificates of deposit                  9,525         10,651        28,991        32,646
                                       -----------    -----------    ----------    ----------
      Total interest on deposits            15,626         17,011        46,609        51,508
    Other borrowings                         1,716          1,661         4,665         4,797
                                       -----------    -----------    ----------    ----------
      Total interest expense                17,342         18,672        51,274        56,305
                                       -----------    -----------    ----------    ----------
Net interest income                         21,721         22,076        64,947        66,481
    Provision for loan losses                  679            503         3,375         2,905
                                       -----------    -----------    ----------    ----------
Net interest income after provision
   for loan losses                          21,042         21,573        61,572        63,576
                                       -----------    -----------    ----------    ----------

OTHER INCOME
    Trust fees                               2,334          2,166         7,687         6,830
    Service charges and other income         2,479          2,591        11,123        12,217
    Net securities gains                        77            502           316           810
                                       -----------    -----------    ----------    ----------
      Total other income                     4,890          5,259        19,126        19,857
                                       -----------    -----------    ----------    ----------

OTHER EXPENSE
    Salaries and employee benefits           9,185          8,333        26,699        26,823
    Net occupancy expense                      865            850         2,590         2,751
    Equipment expense                        1,493          1,456         4,635         4,404
    Other operating  expense                 5,531          5,165        16,347        16,616
                                       -----------    -----------    ----------    ----------
      Total other expense                   17,074         15,804        50,271        50,594
                                       -----------    -----------    ----------    ----------
Income before provision for
   income taxes                              8,858         11,028        30,427        32,839
Provision for income taxes                   2,706          3,602         9,438        10,582
                                       -----------    -----------    ----------    ----------
Net Income                             $     6,152    $     7,426    $   20,989    $   22,257
                                       ===========    ===========    ==========    ==========

Earnings per share of common stock     $      0.30    $      0.36    $     1.03    $     1.07

Average shares outstanding              20,143,848     20,908,784    20,340,026    20,895,579

Dividends per share                    $      0.22    $      0.21    $     0.66    $     0.63



See Notes to Consolidated Financial Statements.

                              WESBANCO, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, in thousands, except for shares)

                                                                                           Accumulated
                                     Common Stock                                             Other
                                 --------------------    Capital   Retained  Treasury     Comprehensive
                                   Shares      Amount    Surplus   Earnings   Stock           Income         Total
--------------------------------------------------------------------------------------------------------------------
December 31, 1997                20,609,805   $43,055    $57,997   $186,835  ($1,675)          $ 1,783      $287,995
--------------------------------------------------------------------------------------------------------------------
Net Income                                                           22,257                                   22,257
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                                       3,886         3,886
                                                                                                          ----------
     Comprehensive income                                                                                     26,143
Cash dividends:
  Common ($.63 per share)                                           (12,114)                                 (12,114)
  Common-by pooled bank
    prior to acquisition                                               (485)                                    (485)
Net treasury shares purchased       (44,572)                 (82)             (2,495)                         (2,577)
Stock issued for acquisition        330,346       687      2,394               1,883                           4,964
Deferred benefits for directors                                         (30)                                     (30)
--------------------------------------------------------------------------------------------------------------------
September 30, 1998               20,895,579   $43,742    $60,309   $196,463  ($2,287)           $5,669      $303,896
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
December 31, 1998                20,660,235   $43,742    $60,283   $198,269  ($9,421)           $3,610      $296,483
--------------------------------------------------------------------------------------------------------------------
Net Income                                                           20,989                                   20,989
Net market value adjustment on
  securities available for
  sale - net of tax effect                                                                      (8,718)       (8,718)
                                                                                                           ----------
    Comprehensive income                                                                                      12,271
Cash dividends:
  Common ($.66 per share)                                           (13,533)                                 (13,533)
Net treasury shares purchased    (1,089,297)                 116             (31,792)                        (31,676)
Stock issued for acquisition        422,916                 (182)             12,153                          11,971
KSOP borrowing                                                       (1,000)                                  (1,000)
Deferred benefits for directors                                         (71)                                     (71)
---------------------------------------------------------------------------------------------------------------------
September 30, 1999               19,993,854   $43,742    $60,217   $204,654 ($29,060)          ($5,108)     $274,445
=====================================================================================================================


Comprehensive income for the three-month periods ended September 30, 1999 and 1998 was $4,918 and $10,203, respectively.


See Notes to Consolidated Financial Statements.

                               WESBANCO, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents (unaudited, in thousands)


                                                     For the nine months ended
                                                           September 30,
                                                     -------------------------
                                                         1999          1998
                                                     ------------  -----------
Cash flows from operating activities:
Net Income                                            $   20,989    $   22,257
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                           4,155         3,901
    Net amortization of securities                         1,117           326
    Amortization of goodwill                               1,001           770
    Provision for loan losses                              3,375         2,905
    Gain on sale of credit card portfolio                 (3,561)          ---
    Gain on sales of  securities-net                        (316)         (810)
    Gain on sale of bank                                     ---        (4,604)
    Deferred income taxes                                   (854)          173
    Other -- net                                              (3)           46
    Net change in assets and liabilities:
        Interest receivable                                 (804)       (2,833)
        Other assets                                         611        (1,341)
        Interest payable                                    (815)           85
        Other liabilities                                   (624)       (1,470)
                                                      ----------    ----------
Net cash provided by operating activities                 24,271        19,405
                                                      ----------    ----------
Cash flows from investing activities:
    Securities held to maturity:
        Proceeds from maturities and calls                34,841        57,158
        Payments for purchases                           (45,623)      (94,042)
    Securities available for sale:
        Proceeds from sales                               44,103        37,213
        Proceeds from maturities and calls               111,447       168,336
        Payments for purchases                           (83,344)     (234,559)
    Sale of bank, net of cash sold                           ---        (2,726)
    Proceeds from the sale of credit cards                18,789           ---
    Purchase of subsidiaries, net of cash acquired         2,809         4,989
    Net increase in loans                               (107,197)      (35,944)
    Purchases of premises and equipment-net               (7,031)       (7,053)
                                                      ----------    ----------
Net cash used by investing activities                    (31,206)     (106,628)
                                                      ----------    ----------
Cash flows from financing activities:
    Net increase (decrease) in deposits                   (1,002)       38,185
    Increase in federal funds purchased and
       repurchase agreements                              16,388         9,694
    Increase (decrease) in other borrowings               17,330       (11,584)
    Dividends paid                                       (13,379)      (11,420)
    Other                                                      2            10
    Purchases of treasury shares-net                     (31,676)       (2,577)
                                                      ----------    ----------
Net cash provided (used) by financing activities         (12,337)       22,308
                                                      ----------    ----------

Net decrease in cash and cash equivalents                (19,272)      (64,915)
Cash and cash equivalents at beginning of period         106,218       161,290
                                                      ----------    ----------
Cash and cash equivalents at end of period            $   86,946    $   96,375
                                                      ==========    ==========

Supplemental Disclosures:
Interest paid on deposits and other borrowings        $   51,974    $   56,219
Income taxes paid                                          9,235         9,879



See Notes to Consolidated Financial Statements.

                                 WESBANCO, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of WesBanco, Inc. ("the Corporation") and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The acquisition of The Heritage Bank of Harrison County, which was completed on April 30, 1999, was accounted for under the purchase method of accounting. WesBanco issued 422,916 shares of common stock held in Treasury in the transaction.

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

                             WESBANCO, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report. For comparative purposes, consideration should be given to the effects of the April 30, 1999, acquisition of The Heritage Bank of Harrison County, Inc. ("Heritage Bank"), the June 7, 1999, sale of the credit card receivables, the June 30, 1998 sale of the Union Bank of Tyler County ("Union Bank"), which was required by regulatory authorities in conjunction with the acquisition of Commercial BancShares, Incorporated, and the June 18, 1998, acquisition of Hunter Agency, Inc. WesBanco's results of operations and financial position have not been restated to reflect these transactions. Where significant, the effect of these transactions on the Balance Sheet and Statement of Income will be discussed.
     Certain information in Management's Discussion and other statements contained in this report, constitute forward-looking statements with respect to WesBanco and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Such statements are subject to factors that could cause actual results to differ materially from those contemplated by such statements including, without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of business, real estate, and consumer lending activities; changes in federal and state regulations; the presence in the Corporation's market area of competitors; or other unanticipated external developments materially impacting the Corporation's operational and financial performance.


                               Earnings Summary
                               ----------------
           Comparison of the nine months ended September 30, 1999 and 1998
           ---------------------------------------------------------------
     WesBanco's net income for the nine months ended September 30, 1999, was $21.0 million compared to $22.3 million for the same period in 1998. Earnings per share for the nine months ended September 30, 1999, and 1998, were $1.03 and $1.07, respectively. Core earnings per share, which excludes non-recurring items, were $0.92 and $0.95 for the nine months ended September 30, 1999, and 1998, respectively. The decrease in core earnings resulted from continued competitive pricing pressure on net interest income, an increase in the provision for loan losses, an increase in technology-related costs, Y2K readiness costs and operating expenses associated with the recently acquired Heritage Bank and Hunter Agency.

     Annualized return on average assets was 1.2% for the nine months ended September 30, 1999 compared to 1.3% for the same period of 1998. Annualized return on average equity was 9.9% for the nine-month period ended September
30, 1999 and 10.0% for the same period in 1998.
     Non-recurring items included a $3.5 million gain on the sale of the credit card portfolio recorded during the nine months ended September 30, 1999. A $4.6 million gain on the sale of Union Bank and $1.6 million in special charges associated with the business combination with Commercial BancShares
were recorded during the nine months ended September 30, 1998.   In addition,
non-recurring items reflected a reduction in security gains of $0.5 million between the comparative periods.

                              Net Interest Income
                              -------------------
     Net interest income, on a taxable equivalent basis ("TE"), for the nine months ended September 30, 1999 declined $1.3 million or 1.9% from the same period in 1998. Affecting the decline in net interest income was a decrease in the net (TE) yield on average earning assets to 4.4% from 4.5% during the comparative period. The net yield, while positively impacted by strong loan growth during 1999, declined due to competitive pricing pressure on both loan and deposit products. Average earning assets and interest bearing liabilities remained relatively flat during this time period. However, both of these average balance sheet components changed significantly in composition. Average earning assets, which increased due to loan growth, decreased in the areas of federal funds sold and the securities portfolio. Interest bearing liabilities increased in the competitively-priced Prime Rate Money Market Product, but declined in savings and certificates of deposit balances. Other factors affecting the average balance sheet between the nine months ended
September 30, 1999 and 1998 included the sale of Union Bank in June 1998, the purchase of the Heritage Bank in April 1999 and the sale of the credit card portfolio in June 1999, all of which had a net decreasing impact on average earning assets of $15.8 million during the nine-month comparative period.
     Interest income (TE) declined $6.3 million or 5.0% between the nine months ended September 30, 1999 and 1998, reflecting a decline in the yield
(TE) on average earning assets to 7.7% from 8.0%. During the comparative periods, the yield (TE) on average securities remained consistent with last year, while the yield on average federal funds sold declined 56 basis points and the yield on average loans declined 69 basis points. The decrease in the average loan yield resulted from interest rate adjustments on loan products in this period of low interest rates and the sale of the credit card portfolio in June 1999. Average earning assets, although relatively stable (decreasing less than 1%) in comparison to last year, reflected a significant shift of funds into loans from securities and federal funds sold. Average total securities decreased $38.7 million or 5.6% and average federal funds sold declined by $42.5 million or 67.8%, while average loans increased $69.6 million or 5.2% during the comparative period.
     Interest expense declined $5.0 million or 8.9% between the nine months ended September 30, 1999 and 1998, resulting from a decline in the rate paid on average interest bearing liabilities to 4.0%
from 4.4%.   During this period of low interest rates, the rate on average interest bearing demand deposits decreased 32 basis points, the average savings rate decreased 54 basis points and the rate on average certificates of deposit decreased 33 basis points. Average interest bearing liabilities showed minimal growth between comparative periods, as customers moved balances into the competitively-priced Prime Rate Money Market product from certificates of deposit and savings accounts. Average interest bearing demand deposits, which includes the Prime Rate Money Market product, increased $72.0 million or 14.7%, while average savings and certificates of deposit had a combined decrease of $77.1 million or 7.0%. Average other borrowings, consisting of federal funds purchased, repurchase agreements and Federal Home Loan Bank borrowings, increased $11.9 million or 9.4% reflecting growth primarily in short-term repurchase agreements.

                                Other Income
                                ------------
     Excluding non-recurring income, other income increased $0.9 million or 6.0% between the nine months ended September 30, 1999 and 1998 resulting primarily from an increase in Trust fees. The continued strong growth in trust fees reflected increases in the number of accounts under administration, increasing market value of trust assets, and fees associated with the WesMark mutual fund products. The market value of trust assets grew to $2.9 billion as of September 30, 1999, an increase of $485.4 million or 20.0% in comparison to September 30, 1998. Service charges on deposits decreased slightly, while other income, consisting primarily of activity fees and non-banking income, increased $0.3 million due to an increase in insurance fees from non-bank affiliate, Hunter Agency. The increase in other income was partially offset by a reduction in credit card activity fees of approximately $0.4 million during the comparative period.
     Non-recurring income for the nine months ended September 30, 1999 included the gain on the sale of the credit card receivables of $3.5 million and net securities gains of $0.3 million. Non-recurring income for the nine months ended September 30, 1998, included a $4.6 million gain on the sale of Union and $0.8 million in net securities gains.

                               Other Expenses
                               --------------
     Excluding non-recurring special charges of $1.6 million associated with the business combination with Commercial BancShares in 1998, other expenses increased $1.2 million or 2.5% during the nine months ended September 30, 1999 and 1998. Salaries and employee benefit expenses, excluding special charges of $0.8 million, increased $0.7 million during the comparative period, reflecting normal salary adjustments, increased post-retirement expenses, and increased number of employees from the Heritage Bank and Hunter Agency acquisitions. Other operating expenses, excluding special charges of $0.7 million, increased $0.5 million during the comparative period due to increases in technology-related expenses and operating expenses of the Heritage Bank and Hunter Agency. Technology-related expenses included consulting, training and telecommunication expenses associated with the continued expansion of WesBanco's Wide Area Network, implementation of a new Trust operating system, Year 2000 readiness costs, and computer training and development classes for employees. These increasing factors were partially offset by operating efficiencies gained from last year's conversion of Commercial BancShares operating systems into WesBanco's core banking systems, coupled with the internal consolidation of two affiliate banks.

                              Income Taxes
                              ------------
A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                     For the nine months ended
                                                            September 30,
                                                     -------------------------
                                                         1999         1998
                                                         ----         ----
Federal statutory tax rate                                35%          35%
Tax-exempt interest income from securities
  of states and political subdivisions                    (7)          (7)
State income tax - net of federal tax effect               4            4
All other - net                                           (1)           0
                                                       ------       ------
   Effective tax rate                                     31%          32%
                                                       ======       ======

     WesBanco's federal income tax returns for 1997 and 1996 were subject to an Internal Revenue Service ("IRS") examination during the first quarter of 1999. In the final report, the IRS disallowed certain tax deductions for acquisition-related expenses and disagrees with the timing of certain loan origination costs taken in those years. WesBanco has appealed the IRS ruling. If the IRS position is upheld, the projected impact on the results of operations is approximately $0.1 million.


                             Financial Condition
                             -------------------
     Total assets of WesBanco were $2.3 billion as of September 30, 1999, an increase of $34.8 million or 1.6% over total assets as of December 31, 1998. WesBanco experienced strong loan growth of $115.1 million or 8.4% during this nine-month period, driven by growth in fixed-rate residential real estate loans and the acquisition of the Heritage Bank. Concurrently, securities decreased $75.8 million as proceeds from maturities and sales of securities were used to fund the increased loan volume. Also during the nine-month period, deposits grew $28.5 million or 1.6%, reflecting the acquisition of the Heritage Bank.

                                  Securities
                                  ----------
The following table shows the composition of the securities portfolio:

                                                   September 30,  December 31,
                                                       1999          1998
(in thousands)                                     ---------------------------
Held to Maturity (at cost):
---------------------------
  U.S. Treasury and federal agency securities        $  22,658     $  41,961
  Obligations of states and political subdivisions     187,928       169,552
  Other debt securities                                 14,097         3,332
                                                     ---------     ---------
   Total held to maturity (market value of $223,790
     and $220,699, respectively)                       224,683       214,845
                                                     ---------     ---------

Available for Sale (at market):
-------------------------------
  U. S. Treasury and federal agency securities         206,656       276,260
  Obligations of states and political subdivisions      19,797        24,712
  Corporate securities                                   3,056         5,262
  Mortgage-backed and other debt securities            150,542       159,471
                                                     ---------     ---------
    Total available for sale                           380,051       465,705
                                                     ---------     ---------

      Total securities                               $ 604,734     $ 680,550
                                                     =========     =========


     Proceeds from the sale or maturity of securities represent a source of liquidity for WesBanco. During the nine months ended September 30, 1999, with only moderate deposit growth, proceeds from the sale and maturity of agency securities in the available for sale portfolio served as a principal source of funds for new loan growth. Security purchase activity occurred primarily in tax-exempt municipals, which represented the most favorable yield opportunities.
     Reflecting an increase in market interest rates, the market value adjustment, before tax effect, in the available for sale securities portfolio changed to an unrealized net loss of $8.3 million as of September 30, 1999 compared to an unrealized net gain of $6.0 million as of December 31, 1998. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities are held until their respective maturity date, no market value adjustment would be realized.

                                   Loans
                                   -----
The following table shows the composition of the loan portfolio:


                                                   September 30,  December 31,
(in thousands)                                         1999           1998
                                                   ---------------------------
Loans:
------
 Business                                          $   498,093    $   484,269
 Real estate - construction                             44,680         46,033
 Real estate                                           615,176        520,393
 Personal, net of unearned income                      316,553        313,043
 Loans held for sale                                    13,566          9,280
                                                   -----------    -----------
     Loans, net of unearned income                 $ 1,488,068    $ 1,373,018
                                                   ===========    ===========


     The increase in loans during the nine-month period was concentrated in real estate loans due to offering highly competitive rates on residential real estate and home equity loans. Personal loan growth occurred in indirect auto loans, which was partially offset by the sale of $15.4 million in credit card receivables. Additionally, the acquisition of the Heritage Bank contributed approximately $24.1 million to loan balances during the current year-to-date period.

                          Non-performing Assets
                          ---------------------
Non-performing assets are summarized as follows:

                                                September 30,   December 31,
(in thousands)                                       1999           1998
Non-performing assets:                          ----------------------------
----------------------
  Nonaccrual loans                               $    3,853       $  10,488
  Renegotiated loans                                    913             695
  Other classified loans (1)                          8,238           5,285
                                                 ----------       ---------
     Total impaired loans                            13,004          16,468
  Other real estate owned                             3,505           3,486
                                                 ----------       ---------
        Total nonperforming assets               $   16,509       $  19,954
                                                 ==========       =========
Loans past due 90 days or more                   $    3,741       $   6,954
                                                 ==========       =========

(1) Includes loans internally classified as doubtful and substandard (as defined by banking regulations) that meet the definition of impaired loans.


     WesBanco continues to experience improvement in the level of nonperforming assets, which decreased $3.5 million in comparison to December 31, 1998 and $7.9 million in comparison to September 30, 1998. Nonperforming assets as a percentage of loans and other real estate reflects this improvement, reducing to 1.11% as of September 30, 1999 from 1.45% and 1.80% as of December 31, 1998 and September 30, 1998, respectively. The declining trend between September 30, 1999 and

December 31, 1998 resulted from the payoff of two large commercial loans during the first four months of 1999 totaling $5.2 million, which were previously classified as nonaccrual. There were no additional losses on the payoff of these loans in 1999.
     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans.
     Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or a fair value of the collateral for loans that are collateral dependent. Allowances for loan losses on impaired loans were $2.6 million as of September 30, 1999 and $2.2 million as of December 31, 1998. The increase in specific allowances resulted primarily from the reevaluation of an impaired commercial loan. Additionally, the increase was due to allowances on impaired loans added during this nine-month period which exceeded allowances on impaired loans paid-off.
     Lending by WesBanco banks is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.



                            Allowance for Loan Losses
                            -------------------------
Activity in the allowance for loan losses is summarized as follows:

                                                    For the nine months ended
                                                           September 30,
                                                    -------------------------
(in thousands)                                          1999         1998
Allowance for loan losses:                          ------------  -----------
--------------------------
 Balance, at beginning of period                     $  19,098     $  20,261

  Allowance for loan losses of acquired/sold
     banks-net                                             192           (37)
  Allowance for loan losses allocated to sold
     credit cards                                         (450)

  Charge-offs                                           (3,874)       (4,569)
  Recoveries                                             1,058           855
                                                     ----------    ----------
      Net charge-offs                                   (2,816)       (3,714)

    Provision for loan losses                            3,375         2,905
                                                     ----------    ----------
  Balance, at end of period                          $  19,399     $  19,415
                                                     ==========    ==========


     Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio.

     The allowance for loan losses as a percentage of total loans was 1.3% as of September 30, 1999 and 1.4% as of September 30, 1998. Contributing to the decline in the allowance to loans percentage was the June 7, 1999 sale of the credit card portfolio, which resulted in a $0.45 million reduction to the allowance for loan losses. This adjustment was based on management's evaluation of the delinquency factors and net charge-off experience associated with the credit card receivables. Additionally, the decline in the allowance as a percentage of loans ratio reflects a reduction in non-performing assets between September 30, 1999 and 1998.
     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors. The increase in the provision resulted primarily from the significant growth in the loan portfolio during the nine-month comparative period.

                        Deposits and Other Borrowings
                        -----------------------------
     Deposits increased $28.5 million or 1.6% between September 30, 1999 and December 31, 1998, reflecting growth in interest bearing demand deposits, driven by Prime Rate Money Market accounts, and the purchase of the Heritage Bank, which added $29.1 million to deposit balances. These factors were partially offset by reductions in savings and short-term certificates of deposit balances. This shifting of funds reflects our customer's preference for competitively priced short-term investment alternatives in this period of low interest rates. Although short-term CD's decreased as balances shifted into Prime Rate Money Market accounts, longer-term CD's increased slightly, primarily due to bonus rates offered through the Good Neighbor Banking program.
     Federal funds purchased, repurchase agreements and other borrowings, representing an additional funding source during this year-to-date period, increased $34.7 million or 25.8%. The increase in other borrowings was comprised of Federal Home Loan Bank borrowings, which rose to $34.9 million at September 30, 1999, from $19.3 million at December 31, 1998.

                        Liquidity and Capital Resources
                        -------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements, and to meet its asset and liability management objectives.
     In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans can be significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     Shareholders' equity decreased $22.0 million between September 30, 1999 and December 30, 1998, resulting from the acquisition of treasury stock and the after-tax market value adjustment on securities available for sale. The increase in treasury stock resulted from the completion of a one million share stock repurchase program and the start of a new program to repurchase up to one million additional shares of WesBanco common stock on the open market. The timing, price, and quantity of purchases under the plan are at the discretion of the Corporation and the plan may be discontinued or suspended at any time. As of September 30, 1999, WesBanco had purchased 427,027 shares under the plan.

Capital adequacy ratios are summarized as follows:

                                               September 30,   December 31,
                                                   1999            1998
                                               ----------------------------
Capital adequacy ratios:
------------------------
  Tier I capital                                   16.3%           18.5%
  Total risk-based capital                         17.5%           19.8%
  Leverage                                         11.5%           12.5%



     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively. At September 30, 1999 and December 31, 1998, all of WesBanco's affiliate banks exceeded the minimum regulatory levels.


                                Earnings Summary
                                ----------------
        Comparison of the three months ended September 30, 1999 and 1998
        ----------------------------------------------------------------
     Net income for the three months ended September 30, 1999 was $6.2 million compared to $7.4 million for the same period in 1998. Earnings per share for the three months ended September 30, 1999 and 1998 were $0.30 and $0.36, respectively. A decrease in net interest income and security gains, coupled with an increase in non-interest expenses are factors contributing to the change in earnings. Annualized return on average assets was 1.1% for the three months ended September 30, 1999 and 1.3% for the same period in 1998. Annualized return on average equity was 8.9% for the three months ended September 30, 1999 and 9.8% for the same period in 1998.

                               Net Interest Income
                               -------------------
     Net interest income (TE) for the three months ended September 30, 1999 decreased $0.3 million or 1.2% from the same period in 1998. Affecting the decrease in net interest income was a decline in the net yield (TE) on average earning assets to 4.4% from 4.5%. The decline in net yield was attributed to competitive pricing pressure on loan and deposit products in this period of low interest rates.
     Interest income (TE) declined $1.6 million or 3.9% between the three months ended September 30, 1999 and 1998, resulting from a decline in the yield (TE) on average earning assets to 7.7% from 8.1%. The decline in the yield on earning assets was caused primarily by loan yields, which decreased
61 basis points, reflecting the sale of credit card receivables, real estate loan refinancing activity and competitive pricing pressure to lower loan rates. Average earning assets for the third quarter of 1999 approximated third quarter 1998 levels.
     Interest expense declined $1.3 million or 7.1% between the three months ended September 30, 1999 and 1998, the result of a decline in the rate paid on average interest bearing liabilities to 4.0% from 4.4%. The margin impact of a decline in the rate paid was partially offset by an increase in interest bearing liabilities of $37.8 million or 2.2%, reflecting growth from Prime
Rate money market deposit accounts, an increase in repurchase agreements, Federal Home Loan Bank borrowings, and the acquisition of the Heritage Bank. Declines in savings and short-term certificates of deposit offset some of the growth in money market accounts indicating a shift of deposit funds and customers' investment preference toward the higher-yielding money market product.

                               Other Income
                               ------------
     Excluding non-recurring income, other income for the three months ended September 30, 1999 increased approximately $0.1 million or 1.2% over the same period of 1998. Trust fees increased $0.2 million or 7.8% for the three-months ended September 30, 1999 compared to the same period of 1998, reflecting continued new business development, offset by activity fees which decreased due to the sale of the credit card portfolio. Non-recurring income for the three months ended September 30, 1999 and 1998 included net security gains of $0.1 and $0.5 million, respectively.

                               Other Expenses
                               --------------
     Other expenses for the three months ended September 30, 1999 increased $1.3 million or 8.0% compared to the same period of 1998. The majority of the increase occurred in salaries and employee benefits, which rose $0.9 million or 10.2% during the comparative period. The increase resulted from normal salary adjustments, an increase in post-retirement expenses, employee expenses of the Heritage Bank and Hunter Agency and an increase in staffing due to the recent completion of two new branch facilities. Net occupancy and equipment expense remained relatively stable during the comparative period, while other operating expenses increased due primarily to technology-related projects.

                          Forward-Looking Statements
                          --------------------------
Balance sheet:
--------------
     During the remainder of 1999, assuming stable interest rates, management expects limited loan growth as real estate lending moderates. With no deposit growth expected during the remainder of the year, funding of any new loan demand should continue to be from the securities portfolio and other borrowings. A shift in the composition of deposits is expected to continue, as declines in certificates of deposit and savings balances will be offset by continued growth in the competitively priced Prime Rate Money Market Deposit accounts. Assuming stable interest rates during the Year 2000, management expects minimal balance sheet growth. Deposits are expected to increase modestly, while loan growth should slow considerably in comparison to 1999 levels.

Statement of income:
--------------------
Net interest income: For the remainder of 1999 and into Year 2000, management expects net interest income to approximate 1999 levels as growth due to new volume should be offset by narrowing interest rate spreads. Tighter spreads between loan and deposit products are the result of both the low interest rate environment and competitive pressure, from both banks and non-banks, on loan and deposit products.
Other income and expense: For the remainder of 1999 and into Year 2000, management expects trust fees and non-banking income to exceed prior year levels. Growth in trust fees should reflect continued new business development efforts and growth in the WesMark mutual funds. Non-banking income will be positively impacted by an increase in insurance fees associated with Hunter Agency. The growth in these other income categories, however, will be partially offset by a decrease in credit card activity fees due to the sale of the credit card portfolio in June 1999.
     For the remainder of 1999, management expects operating expenses to remain consistent with third quarter 1999 levels. In October 1999, a plan was approved by the WesBanco Board of Directors to move to a single bank charter for WesBanco that will consolidate the four existing WesBanco bank affiliates as well as WesBanco Mortgage Company into a single bank charter. Although appropriate technology is in place to permit consolidation, management expects to incur some technology-related costs in the process, such as a conversion fee from our banking software vendor for combining the banks. Under a single bank structure, the Corporation expects to trim approximately $1.7 million in annual non-interest expenses by the end of the Year 2000. Factors expected to have an increasing affect on operating expenses during the year include the recently acquired Heritage Bank, costs associated with two new branch facilities opened during the second half of 1999, and continued efforts to initiate technology-related projects such as a check imaging system, an on-line teller system, platform automation and internet banking.

                      Year 2000 Readiness Disclosure
                      ------------------------------
     The Year 2000 issue primarily results from computer software or hardware that is date-sensitive and may recognize "00" as the Year 1900 instead of the Year 2000 which may cause system failure, miscalculations and other temporary disruptions of operations.
     WesBanco's Year 2000 Task Force, which includes independent consultants and an outside Board member, has completed the Awareness, Assessment, Remediation, Validation and Implementation phases of this project.
     WesBanco estimates the total external and internal costs of becoming Year 2000 ready will approximate $660,000. These costs include operating expenses incurred and paid through September 30, 1999 of $560,000, estimated future capital expenditures of $20,000 and estimated future operating expenses of $80,000.
     Mission Critical vendor supplied and maintained application software, which must be continuously operable to support WesBanco's customer processing requirements, includes accounting systems for: deposits, loans, general ledger, shareholders, Trust, credit cards and ATM/debit cards. Accounting systems for loans, deposits, and general ledger have been certified as Year 2000 compliant by an independent third party. Vendors of the other systems, noted above, have represented to WesBanco that applicable Year 2000 testing has been performed and the systems are Year 2000 compliant.
     WesBanco elected to perform in-house testing, including future date testing, on 100% of all software and banking equipment. WesBanco has successfully tested its mission critical and all other application software. Planned system enhancements during the fourth quarter of 1999 will be tested prior to their installation.
     Information technology ("IT") systems such as, mainframe computers, network servers and microcomputers, have been successfully tested as Year 2000 compliant. The Year 2000 Task Force has completed a non-IT examination of WesBanco's business offices, to provide assurance that security systems, vault doors, calculators, HVAC systems and telephone systems have been evaluated and exceptions resolved.
     Large commercial deposit and loan customers and non-IT vendors have been assessed for their capability to resolve the Year 2000 issues and have attained acceptable compliance. A program to visit each municipality and county government that serves our branches and ATM locations was completed and the results are acceptable.
     Contingency plans, which set forth procedures for handling potential disruptions to operations, have been developed and include plans for all main customer products, services, supplies, and trust fiduciary accounts, and a liquidity/funding contingency plan to provide adequate cash availability and the access to cash sources and credit lines.  These contingency plans have multiple phases, including a business impact-analysis phase, a detail plan development phase and a plan validation phase. The business impact-analysis and detail contingency plan was completed and validated according to the date schedule provided by the FFIEC. The validation process includes testing our detail contingency plan, and, as necessary, train our staff on the emergency process prior to year end.
     The Trust/Investments function of WesBanco has validated its main operating system for Year 2000 compliance. Trust has successfully evaluated all of their fiduciary investment holdings and will continue monitoring their account holdings beyond the century change.
     WesBanco has completed all phases of the Year 2000 Program and management believes it has taken the appropriate steps to identify and resolve Year 2000
issues in a timely manner.   WesBanco has no means of ensuring that third
parties (suppliers and major commercial customer) with whom it interacts will be Year 2000 ready. The inability of those parties to complete their Year
2000 process could impact the financial results of WesBanco. Contingency plans will address the uncertainty of third parties readiness.
     Plans to complete Year 2000 compliance are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including availability of certain internal and external resources, the anticipated ability of WesBanco's larger commercial customers to become Year 2000 compliant and the readiness of strategic third party vendors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances.


         Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
     Through September 30, 1999, there have been no material changes to the information on this topic as presented in the 1998 Annual Report.

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


Item 3, 5 - Not Applicable
--------------------------

Item 6(a) - Exhibits
--------------------
     10.1 Change in control agreement.

     10.2 Change in control agreement - differences between Exhibit 10.1 and the executed change in control agreements for each executive officer.


     27   Financial Data Schedule required by Article 9 of Regulation S-X.


Item 6(b) - Reports on Form 8-K
-------------------------------
     The Registrant filed no current reports on Form 8-K during the quarter ended September 30, 1999.

                              SIGNATURES
                              ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       WESBANCO, INC.
                                       --------------

                                       /s/ Edward M. George
Date:   November 15, 1999              _______________________________
                                       Edward M. George
                                       President and Chief Executive Officer


                                       /s/ Paul M. Limbert
Date:   November 15, 1999              _______________________________
                                       Paul M. Limbert
                                       Executive Vice President and Chief
                                       Financial Officer