Form 10-K
period 1999-12-31
WESBANCO INC
filed 2000-03-30
CIK 203596

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K
(Mark One)
   X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1999
                -------------------------------------------
 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission File Number	0-8467
                       --------
                               WESBANCO, INC.
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

        WEST VIRGINIA                               55-0571723
-------------------------------           --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

   1 Bank Plaza, Wheeling, WV                               26003
---------------------------------------                   ----------
Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:          304-234-9000
                                                          ----------------
Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

      Title of each class          Name of each Exchange on which registered
------------------------------     -----------------------------------------
Common Stock $2.0833 Par Value         National Association of Securities
                                       Dealers, Inc.
Nonredeemable Preferred Stock                        None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ______

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   -----       ------

The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on February 29, 2000 was approximately $371,981,352.

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 29, 2000, there were 19,664,338 shares of WesBanco, Inc. Common stock $2.0833 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of WesBanco's 1999 Annual Report ("Annual Report to Shareholders") are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement of WesBanco, Inc. for the annual meeting of shareholders to be held on April 19, 2000 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                              WESBANCO, INC.
                            TABLE OF CONTENTS
                                                               SEQUENTIAL
ITEM #               ITEM                                        PAGE NO.
------               ----                                        -------

                   Part I
                   ------
    1      Business                                                3
    2      Properties                                              6
    3      Legal proceedings                                       6
    4      Submission of matters to a vote of security holders     N/A

                   Part II
                   -------
    5      Market for the registrant's common equity and related
               stockholder matters                                 6
    6      Selected financial data                                 7
    7      Management's discussion and analysis of financial
               condition and results of operations                 7
    8      Financial statements and supplementary data             7
    9      Changes in and disagreements with accountants on
               accounting and financial disclosure                 N/A


                   Part III
                   --------
   10      Directors and Executive Officers of the registrant      7
   11      Executive compensation                                  7
   12      Security ownership of certain beneficial owners and
               management                                          7
   13      Certain relationships and related transactions          7

                   Part IV
                   -------
   14      Exhibits, financial statement schedules and reports
               on Form 8-K                                         8

   Signatures                                                      9

   EXHIBIT INDEX                                                   10

                                 PART I
                                 ------
Item 1.  Business
-----------------
General
-------
     WesBanco, a bank holding company headquartered in Wheeling, WV, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage, mortgage banking and insurance. Its subsidiary banking organization operates automated teller machines primarily under the name of MAC.
     The Corporation's primary business function is the operation of a commercial bank through 62 offices located in West Virginia and Eastern Ohio. WesBanco restructured its banking and mortgage operations on January 14, 2000, merging all of its banking subsidiaries and its mortgage subsidiary into one state member banking corporation, WesBanco Bank, Inc., headquartered in Wheeling with regional administrative offices in Fairmont, Parkersburg and Charleston. The corporation previously maintained four separate banking subsidiaries. Total assets of WesBanco Bank, Inc. as of December 31, 1999 approximated $2.2 billion.
     During 1999, WesBanco also consolidated its individual bank trust operations into a single operating division of its unit banking corporation under the name "WesBanco Trust and Investment Services". The trust department is one of the largest trust operations in West Virginia. As of December 31, 1999, the market value of trust assets was approximately $3.1 billion.
     WesBanco also offers services through its non-banking affiliates. WesBanco Insurance Services, Inc., which recently changed its name from Hunter Agency, Inc., is a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients. WesBanco Securities, Inc. is a full service broker-dealer which also offers discount brokerage services.
     WesBanco also serves as investment adviser to a family of mutual funds under the name "WesMark Funds" which include the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Bond Fund, and the WesMark West Virginia Municipal Bond Fund.
     On April 30, 1999, WesBanco completed the acquisition of The Heritage Bank of Harrison County, a unit bank located in Clarksburg, West Virginia. Heritage Bank had total assets of approximately $33.3 million at the time of its acquisition. This acquisition provided WesBanco with an important downtown Clarksburg location to compliment its existing branch network in North Central West Virginia.

Competition
-----------
     Each affiliate faces strong competition for local business in its respective market areas. Competition exists for new loans and deposits, in the scope and types of services offered, and the interest rates paid on time deposits and charged on loans, mortgage banking services and in other aspects of banking. WesBanco's banking subsidiary encounters substantial competition not only from other commercial banks but also from other financial institutions. Savings banks, savings and loan associations, brokerage business and credit unions actively compete for deposits and loans. Such institutions, as well as consumer finance companies, insurance companies and other enterprises, are important competitors for various types of lending business. In addition, personal and corporate trust services and investment counseling services are offered by insurance companies, investment counseling firms and other business firms and individuals.

Supervision and Regulation
--------------------------
     As a registered bank holding company, WesBanco is subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, WesBanco may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, WesBanco must obtain approval from the Federal Reserve Board.
     WesBanco's banking subsidiary has deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), and is subject to supervision, examination and regulation by state banking authorities and the Federal Reserve Board. In addition to the impact of federal and state supervision and regulation, the banking subsidiary of WesBanco is affected significantly by the actions of the Federal Reserve
Board as it attempts to control the money supply and credit availability in order to influence the economy.
     WesBanco's depository institution subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to its parent and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or to any nonbanking subsidiary are limited in amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate 20% of any such institution's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.
     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any capital loans by a holding company to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     In 1989, the United States Congress passed comprehensive financial institutions legislation known as the Financial Institution Reform, Recovery, and Enforcement Act ("FIRREA"). FIRREA established a new principle of liability on the part of depository institutions insured by the FDIC for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank subsidiary of WesBanco causes a loss to the FDIC, other bank subsidiaries of WesBanco could be required to compensate the FDIC by reimbursing to it the amount of such loss.
     The Gramm-Leach-Bliley Act of 1999 ("GLB Act") was signed by the President and enacted into law on November 12, 1999. The GLB Act removes the Glass-Steagall Act restrictions on affiliation between banks and securities firms and it authorizes financial holding companies that own a bank to engage in a full range of insurance activities. The result is that qualifying bank holding companies may opt to become financial holding companies and thus to hold subsidiaries that engage in banking, securities underwriting and dealing, and insurance agency and underwriting. They may also engage in financial activities listed in the GLB Act, including merchant banking or venture capital activities, the distribution of mutual funds and securities lending.
     Bank holding companies ("BHCs") now have the option under the GLB Act to continue to operate as BHCs or, if they qualify, to act as Financial Holding Companies ("FHCs"). It is important to note in this regard that both BHCs and FHCs and their non-bank operating subsidiaries are subject to the full panoply of affiliate transaction rules under Sections 23A and B of the Federal Reserve Act. As a consequence, all transactions between affiliated depository institutions and these entities will be restricted under the provisions of those laws.
     Under new Section 4(k), certain activities are listed as being "financial in nature" including "underwriting, dealing in, or making a market in securities," and "merchant banking." In addition, national banks and state banks (if the state bank chartering authority permits) may engage in certain "financial in nature" activities through financial services subsidiaries. Activities prohibited to financial services subsidiaries include merchant banking but not securities underwriting and dealing.
     To engage in these new activities, all depository institutions of a financial holding company must be well capitalized, well managed and have no less than a satisfactory CRA rating. Assuming these conditions are met, a financial holding company need only provide written notice to the Board within 30 calendar days after commencing the financial in nature activity or acquiring the firm engaging in that activity. If the activity is to be undertaken through a financial subsidiary of a depository institution, then that institution must meet essentially the same requirements.
     WesBanco will be evaluating its option to elect to qualify as a financial holding company under the GLB Act. In the interim, it will designate WesBanco Insurance Services, Inc., a subsidiary of its banking corporation, as a financial subsidiary under the GLB Act.

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

FDIC Insurance
--------------
     The FDIC has the authority to raise the insurance premiums for institutions in the BIF to a level necessary to achieve a target reserve level of 1.25% of insured deposits within not more than 15 years. In addition, the FDIC has the authority to impose special assessments in certain circumstances. The level of deposit premiums affects the profitability of subsidiary banks and thus the potential flow of dividends to parent companies.
     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Regarding the assessment rates under the assessment system, on November 20, 1996, the FDIC voted to retain the existing Bank Insurance Fund ("BIF") assessment schedule of 0 to 0.27% (annual rate), and to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC eliminated the statutory minimum annual assessment of $2,000. Each WesBanco Bank was subject to the FICO special assessment at an annual rate of 1.20% during 1999. No assessment was paid to the BIF for 1999.

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

     Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
     Rules adopted by the Federal banking agencies under FDICIA provide that an institution is deemed to be: "well capitalized" if the institution has a total (Tier 1 plus Tier II) risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; "adequately capitalized" if the institution has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution; "undercapitalized" if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; "significantly undercapitalized" if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
     At December 31, 1999, WesBanco and all of its bank subsidiaries qualified as well-capitalized based on the ratios and guidelines noted above. A bank's capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of that bank's overall financial condition or prospects.
     The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institutions were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
     The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe and unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
     FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The Federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.
     FDICIA also contains a variety of other provisions that may affect the operation of WesBanco, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Capital Requirements
--------------------
     The risk-based capital guidelines for bank holding companies and banks adopted by the Federal banking agencies were phased in at the end of 1992.
The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) under the fully phased-in guidelines is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stocks, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the reserve for credit losses.
     In addition, the Federal Reserve Board has established minimum leverage ratio (Tier I capital to total average assets less goodwill and certain other intangibles) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3.0% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal

Reserve Board will continue to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of Tier I capital, less intangibles not deducted from Tier I capital, to total assets, less all intangibles. Neither WesBanco nor any of its bank subsidiaries, at December 31, 1999, has been advised of any specific minimum leverage ratio applicable to it.
     As of December 31, 1999, all of WesBanco's banking subsidiaries had capital in excess of all applicable requirements. Additional information relating to risk-based capital calculations is set forth under the heading "Note 14 Regulatory Matters" of the Annual Report to Shareholders and is incorporated herein by reference.

Item 2.  Properties
-------------------
     The Registrant's affiliates generally own their respective offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective
West Virginia offices are located in Wheeling, McMechen, Moundsville, Follansbee, Wellsburg, Weirton, New Martinsville, Paden City, Sistersville, Elizabeth, Charleston, South Charleston, Dunbar, Sissonville, Parkersburg, Ravenswood, Ripley, Pennsboro, Ellenboro, Harrisville, Cairo, Kingwood, Fairmont, Morgantown, Shinnston, Bridgeport, Masontown and Clarksburg. The Ohio bank offices are located in Marietta, Barlow, Devola, Barnesville, Bethesda, St. Clairsville, Woodsfield and Beallsville. During 1999, WesBanco constructed and is currently operating branch offices located in Charleston and Moundsville, West Virginia. Through the acquisition of Heritiage Bank of Harrison County during 1999, WesBanco operates a branch office located in Clarksburg. Consolidated investment in net bank premises and equipment at December 31, 1999 was $56.2 million compared to $48.0 million last year.
     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Bank, Inc. The building contains approximately 100,000 square feet. During 1998, an office building located adjacent to the main office was acquired by WesBanco Properties, an affiliate of WesBanco. WesBanco Bank, Inc. currently occupies approximately one half of the office space available, with the remaining portion leased to unrelated businesses. At various building locations, WesBanco provides commercial office space and will continue to look for opportunities to rent office space to unrelated businesses. Rental income totaled $0.81 million for 1999 compared to $0.55 million for 1998.

Item 3.  Legal Proceedings
--------------------------
     Reference has been made in prior filings to the case styled Tankovits v. Glessner, et al., Civil Action No. 96-C-59(W), presently pending in the Circuit Court of Ohio County, West Virginia. This is a suit by a trust beneficiary against Wesbanco Bank, Inc., the Plaintiff's uncle, the Plaintiff's mother and certain family owned corporations, and arises out of the administration of the estate of the Plaintiff's grandfather. The Bank has settled this claim and the Court has approved the settlement agreement. The Bank is no longer involved in the proceeding. The settlement has no material impact on WesBanco.
     Wesbanco Bank, Inc. is also a Defendant in a case styled Travelers v. Wesbanco Bank Wheeling and Coopers & Lybrand, under Civil Action No. 98-C-225, presently pending in the Circuit Court of Ohio County, West Virginia. In this action, Travelers, as subrogee of Wheeling-Nisshin, seeks to recover certain losses incurred by it over the embezzlement of funds by a former financial officer of Wheeling-Nisshin. The losses were generated through forged checks. Travelers has sued the Bank alleging a violation of the properly payable rule of the Uniform Commercial Code, even though the officer involved was a designated financial officer of Wheeling-Nisshin, reconciled checking accounts and had access to facsimile signatures used by Wheeling-Nisshin. The bank believes that it has a substantial defense to the claims of Travelers and is vigorously defending the case. The claimed losses are equivalent to the amount of the loss incurred by Travelers, $750,000.00, plus interest. The bank has filed a Motion to Dismiss the case which is pending hearing before the Court.
     A Declaratory Judgment suit was filed on behalf of Wesbanco Bank, in the United States District Court for the Southern District of West Virginia, under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an executive supplemental income plan maintained by several former affiliate banks of Commercial BancShares, Incorporated acquired by Wesbanco on March 31, 1998. The Complaint seeks a determination of the rights of the participants under this supplemental benefit plan. The Bank believes that it has correctly interpreted and applied the benefit plan in accordance with the terms of the plan and has relied upon the recommendations of its third party administrator in making such determinations. Certain named former employees who are participants in the plan have filed a counterclaim asserting a different interpretation of the plan. Discovery is now complete and it is anticipated that the case will be submitted to the Court on Summary Judgement Motions.

                                 PART II

Item 5.
-------
Market for the Registrant's Common Equity and Related Shareholder Matters
-------------------------------------------------------------------------
     WesBanco's common stock is quoted on The Nasdaq Stock Market (Nasdaq), with a trading symbol of WSBC. The approximate number of holders of WesBanco's $2.0833 par value common stock as of December 31, 1999 was 5,739. The number of holders does not include WesBanco employees who have had stock allocated to them through the Corporation's KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

Quarterly price information, reflecting high and low sales prices as reported by Nasdaq and quarterly dividends per share for 1999 and 1998 are as presented below:

                              1999                          1998
                  ---------------------------     -------------------------
                                     Dividend                      Dividend
                    High      Low    Declared      High     Low    Declared
                  ----------------------------------------------------------
4th quarter       $28.63    $21.50       $.22     $30.00   $25.38       $.21
3rd quarter        30.00     25.50        .22      28.25    22.00        .21
2nd quarter        30.25     27.50        .22      30.94    23.88        .21
1st quarter        31.25     26.50        .22      31.13    27.00        .21
----------------------------------------------------------------------------

Item 6. Selected Financial Data
-------------------------------
     Selected financial data is set forth under the heading "Table 1. Five Year Selected Financial Summary" of the Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------
     Discussion of the Corporation's financial position and results of operations is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" of the Annual Report to Shareholders and is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
     The "Consolidated Financial Statements,""Notes to Consolidated Financial Statements," "Report of Ernst & Young LLP, Independent Auditors" and "Condensed Quarterly Statement of Income" of the Annual Report to Shareholders are incorporated herein by reference.



                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     Information relating to the principal occupations of directors of the Corporation, their ages, directorships in other companies and respective terms of office is set forth under the heading "Election of Directors" and "Continuing Directors" in the Proxy Statement and is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth under the heading "Executive Officers of the Corporation" in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------
     Information relating to compensation of directors and executive officers is set forth under the heading "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     Information relating to the beneficial ownership of the Corporation's common stock by all directors, each executive officer named in the "Summary Compensation Table" of the Proxy and all executive officers and directors as a group is set forth under the heading "Ownership of Securities by Directors, Nominees and Officers" of the Proxy and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     Information relating to transactions and relationships with certain directors and executive officers of the Corporation is set forth under the heading "Transactions with Directors and Officers" of the Proxy Statement and is incorporated herein by reference. Additional information concerning related party transactions is set forth, under Note 13 of the Consolidated Financial Statements of the Annual Report to Shareholders and is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
   (a)  Certain documents filed as part of the Form 10-K
   -----------------------------------------------------

                                                                   Sequential
   (1)  Financial Statements                                         Page No.
   ---------------------------------------------------------------------------
        The following consolidated financial statements and report of independent auditors of WesBanco of the Annual Report to Shareholders are incorporated herein by reference:

            Consolidated Balance Sheets as of December 31,
                1999 and 1998.                                          26
            Consolidated Statements of Income for the years
                 ended December 31, 1999, 1998 and 1997.                27
            Consolidated Statements of Changes in Shareholders'
                 Equity for the years ended December 31, 1999,
                 1998 and 1997.                                         28
            Consolidated Statements of Cash Flows for the years
                 ended December 31, 1999, 1998 and 1997.                29
            Notes to Consolidated Financial Statements                  30
            Report of Ernst & Young LLP, Independent Auditors           42
            Condensed Quarterly Statement of Income                     43

   (2) Financial Statement Schedules
   ---------------------------------
        No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

   (3)  Exhibit Listing
   --------------------
        Exhibits listed on the Exhibit Index on page 10 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)  Reports on Form 8-K
------------------------
    On March 13, 2000, WesBanco filed a current report on Form 8-K announcing the resignation of Mr. Frank Abruzzino from the Board of Directors of WesBanco, Inc. No Form 8-K reports were filed during the quarter ended December 31, 1999.

                                 SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                           WESBANCO, INC.
                                  By: /s/ Edward M. George
                                     ----------------------------------------
                                        Edward M. George
                                        President and Chief Executive Officer

                                  By: /s/ Paul M. Limbert
                                     ----------------------------------------
                                        Paul M. Limbert
                                        Executive Vice President and
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 2000.

                                  By: /s/ James C. Gardill
                                     ---------------------------------------
                                        James C. Gardill
                                        Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

                                  By: /s/ James C. Gardill
                                     ---------------------------------------
                                        James C. Gardill
                                        Attorney-in-fact


James E. Altmeyer              Larry G. Johnson
Earl C. Atkins                 John W. Kepner
James G. Bradley               Frank R. Kerekes
Ray A. Byrd                    Robert H. Martin
John H. Cheffy                 William E. Mildren, Jr.
Christopher V. Criss           Eric Nelson
Stephen F. Decker              Joan C. Stamp
James D. Entress               Carter W. Strauss
Ernest S. Fragale              James W. Swearingen
James C. Gardill               Reed J. Tanner
Edward M. George               Robert K. Tebay
Thomas J. Hansberry            William E. Witschey
Roland L. Hobbs

                                 EXHIBIT INDEX

Exhibit                                                            Sequential
Number                             Document                          Page No.
-------                            --------                        -----------
  3.1        Articles of Incorporation of WesBanco, Inc. (1)
  3.2        Articles of Amendment to the Articles of Incorporation
               of WesBanco , Inc. (6)
  3.3        Bylaws of WesBanco, Inc. (1)
  4.1        Specimen Certificate of WesBanco, Inc. Common Stock (2)
 10.1        Directors' Deferred Compensation Plan (1)
 10.2        Key Executive Incentive Bonus and Option Plan. (4)
 10.3        Employment Agreements. (3), (5)
 10.4        Employment Continuity Agreement. (7)
 10.5        First Amendment to Employment Continuity Agreement.*        11
 10.6        Change in Control Agreements. (8)
 10.7        Salary Continuation Agreement.*                             12
 10.8        Executive Supplemental Income Agreement. * (Three(3)
               versions of the Agreement were executed - (A),(B)
               and (C).  WesBanco has filed herewith Version (A)
               for an executive officer listed in the compensation
               table of the Proxy Statement).                            17
 11          Computation of Earnings Per Share. *                        24
 12          Ratio of Earnings to Combined Fixed Charges and
               Preferred Stock Dividends. *                              25
 13          Annual Report to Shareholders. *                            26
 21          Subsidiaries of the Registrant. *                           58
 22          Proxy Statement for the Annual Shareholders' Meeting
               to be held April 19, 2000. (9)
 23.1        Consent of Ernst & Young LLP. *                             59
 23.2        Consent of Harman, Thompson, Mallory & Ice, A.C. *          60
 24          Power of Attorney. *                                        61
 27          Financial Data Schedule. *                                  64
 99.1        Report of Harman, Thompson, Mallory & Ice, A.C.,
               dated March 6, 1998. *                                    63

* Filed herewith

Notes to Exhibit Listing:
-------------------------
(1) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-3905 filed by the Registrant with the Securities and Exchange Commission on June 20, 1996.
(2) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.
(3) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with the Securities and Exchange Commission on November 30,1993.
(4) Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.
(5) Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.
(6) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.
(7) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.
(8) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 15, 1999.
(9) Incorporated by reference to Schedule 14A Definitive Proxy Statement filed by the Registrant with the Securities and Exchange Commission on March 15, 2000.