Form 10-Q
period 2000-03-31
WESBANCO INC
filed 2000-05-12
CIK 203596

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000
               ---------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 19,270,617 shares outstanding at April 30, 2000.

PART 1 - FINANCIAL INFORMATION
------------------------------
     Consolidated Balance Sheets at March 31, 2000 and December 31, 1999, and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 are set forth on the following pages.
     In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 1999 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

                               WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                                March 31,   December 31,
                                                  2000          1999
                                               -----------  ------------
ASSETS
Cash and due from banks                        $    55,919   $    67,166
Due from banks - interest bearing                      775         4,653
Federal funds sold                                  19,305         9,535
Securities:
   Held to maturity (fair values of $208,387
     and $211,009, respectively)                   210,767       213,253
   Available for sale, carried at fair value       338,015       354,675
                                               -----------   -----------
        Total securities                           548,782       567,928
                                               -----------   -----------

Loans, net of unearned income                    1,533,821     1,523,446
Allowance for loan losses                          (19,778)      (19,752)
                                               -----------   -----------
        Net loans                                1,514,043     1,503,694
                                               -----------   -----------
Bank premises and equipment                         55,871        56,201
Accrued interest receivable                         14,754        15,661
Other assets                                        55,326        44,888
                                               -----------   -----------
Total Assets                                   $ 2,264,775   $ 2,269,726
                                               ===========   ===========

LIABILITIES
Deposits:
     Non-interest bearing demand               $   212,558   $   216,574
     Interest bearing demand                       604,693       585,483
     Savings deposits                              275,525       274,052
     Certificates of deposit                       764,059       737,892
                                               -----------   -----------
        Total deposits                           1,856,835     1,814,001
                                               -----------   -----------
Federal funds purchased and
  repurchase agreements                            113,000       131,865
Other borrowings                                    11,853        41,588
Accrued interest payable                             7,231         6,165
Other liabilities                                   14,628         6,443
                                               -----------   -----------
Total Liabilities                              $ 2,003,547   $ 2,000,062
                                               -----------   -----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                  ---           ---
Common stock, $2.0833 par value; 50,000,000
  shares authorized; 20,996,531 shares issued       43,742        43,742
Capital surplus                                     60,061        60,133
Retained earnings                                  211,101       208,508
Treasury stock (1,641,936 and 1,206,606
  shares, respectively, at cost)                   (44,263)      (34,311)
Accumulated other comprehensive loss (fair
  value adjustments)                                (8,450)       (7,456)
Deferred benefits for directors and employees         (963)         (952)
                                               -----------   -----------
Total Shareholders' Equity                         261,228       269,664
                                               -----------   -----------
Total Liabilities and Shareholders' Equity     $ 2,264,775   $ 2,269,726
                                               ===========   ===========

See Notes to Consolidated Financial Statements.

                             WESBANCO, INC.
                   CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                                   For the three months ended
                                                            March 31,
                                                   --------------------------
                                                        2000         1999
                                                   -------------  -----------
INTEREST INCOME
  Loans, including fees                             $    30,522   $    28,372
  Securities:
    Taxable                                               5,971         7,210
    Tax-exempt                                            2,468         2,477
                                                    -----------   -----------
      Total interest on securities                        8,439         9,687
                                                    -----------   -----------
  Federal funds sold                                        207           348
                                                    -----------   -----------
      Total interest income                              39,168        38,407
                                                    -----------   -----------
INTEREST EXPENSE
  Interest bearing demand deposits                        5,053         4,144
  Savings deposits                                        1,353         1,500
  Certificates of deposit                                10,097         9,843
                                                    -----------   -----------
      Total interest on deposits                         16,503        15,487
  Other borrowings                                        1,966         1,395
                                                    -----------   -----------
      Total interest expense                             18,469        16,882
                                                    -----------   -----------
Net interest income                                      20,699        21,525
  Provision for loan losses                                 567         1,406
                                                    -----------   -----------
Net interest income after provision for loan losses      20,132        20,119
                                                    -----------   -----------

NON-INTEREST INCOME
  Trust fees                                              3,119         2,767
  Service charges on deposits                             1,741         1,518
  Other income                                              849           938
  Net securities gains/(losses)                              (4)          115
                                                    -----------   -----------
      Total non-interest income                           5,705         5,338
                                                    -----------   -----------
NON-INTEREST EXPENSE
  Salaries and wages                                      6,692         6,847
  Employee benefits                                       1,514         1,838
  Net occupancy                                             940           895
  Equipment                                               1,603         1,631
  Other operating                                         5,193         5,032
                                                    -----------   -----------
      Total non-interest expense                         15,942        16,243
                                                    -----------   -----------
Income before provision for income taxes                  9,895         9,214
  Provision for income taxes                              2,965         2,397
                                                    -----------   -----------
Net Income                                          $     6,930   $     6,817
                                                    ===========   ===========

Earnings per share                                  $      0.35   $      0.33

Average shares outstanding                           19,647,732    20,556,151

See Notes to Consolidated Financial Statements.


                             WESBANCO, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, in thousands, except per share amounts)


                                                                                              Accumulated    Deferred
                                        Common Stock                                              Other      Benefits for
                                   ---------------------     Capital    Retained   Treasury   Comprehensive  Directors &
                                     Shares       Amount     Surplus    Earnings     Stock    Income/(Loss)  Employees      Total
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998                 20,660,235  $   43,742  $  60,283   $  198,782  $  (9,421)  $    3,610    $    (513)  $  296,483
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                 6,817                                             6,817
Net fair value adjustment on
  securities available for
  sale-net of tax effect                                                                          (2,159)                   (2,159)
                                                                                                                         ---------
          Comprehensive income                                                                                               4,658
Cash dividends: ($.22 per share)                                          (4,533)                                           (4,533)
Treasury shares purchased-net       (216,528)                    67                  (6,367)                                (6,300)
Deferred benefits for directors-net                                                                               (12)         (12)
----------------------------------------------------------------------------------------------------------------------------------
March 31, 1999                    20,443,707  $   43,742  $  60,350   $  201,066  $ (15,788)  $    1,451    $    (525)  $  290,296
==================================================================================================================================




----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                 19,789,925  $   43,742  $  60,133   $  208,508  $ (34,311)  $   (7,456)   $    (952)  $  269,664
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                 6,930                                             6,930
Net fair value adjustment on
  securities available for
  sale-net of tax effect                                                                            (994)                     (994)
                                                                                                                         ---------
	Comprehensive income                                                                                                 5,936
Cash dividends: ($.22 per share)                                          (4,337)                                           (4,337)
Treasury shares purchased-net       (435,330)                   (72)                 (9,952)                               (10,024)
Deferred benefits for directors-net                                                                               (11)         (11)
----------------------------------------------------------------------------------------------------------------------------------
March 31, 2000                    19,354,595  $   43,742  $  60,061   $  211,101  $ (44,263)  $   (8,450)   $    (963)  $  261,228
==================================================================================================================================

See Notes to Consolidated Financial Statements.





                                   WESBANCO, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------
(Unaudited, in thousands)




                                                    For the three months ended
                                                               March 31,
                                                    --------------------------
Increase (Decrease) in Cash and Cash Equivalents         2000         1999
                                                    ------------   -----------
Cash Flows From Operating Activities:
Net Income                                          $      6,930   $     6,817
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            1,275         1,376
   Net amortization and accretion                            178           370
   Provision for loan losses                                 567         1,406
  (Gains)/losses on sales of securities-net                    4          (115)
   Deferred income taxes                                     100          (191)
   Other - net                                              (136)          ---
   Net change in assets and liabilities:
      Interest receivable                                    907          (525)
      Other assets and other liabilities                  (1,686)        2,303
      Interest payable                                     1,066          (448)
                                                    ------------   -----------
Net cash provided by operating activities                  9,205        10,993
                                                    ------------   -----------

Cash Flows From Investing Activities:
   Securities held to maturity:
      Proceeds from maturities and calls                   2,502        10,114
      Payments for purchases                                 (71)      (11,611)
   Securities available for sale:
      Proceeds from sales                                  7,368           834
      Proceeds from maturities and calls                  11,930        63,501
      Payment for purchases                               (4,407)      (41,967)
   Net increase in loans                                 (10,916)      (22,236)
   Purchases of premises and equipment-net                  (809)       (2,306)
                                                    ------------   -----------
Net cash provided (used) by investing activities           5,597        (3,671)
                                                    ------------   -----------

Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                    42,834        (5,624)
   Decrease in federal funds purchased and
      repurchase agreements                              (29,735)         (527)
   Increase (decrease) in borrowings                     (18,865)          140
   Dividends paid                                         (4,367)       (4,355)
   Purchases of treasury shares-net                      (10,024)       (6,300)
                                                    ------------    ----------
Net cash used by financing activities                    (20,157)      (16,666)
                                                    ------------    ----------

Net decrease in cash and cash equivalents                 (5,355)       (9,344)
Cash and cash equivalents at beginning of period          81,354       106,218
                                                    ------------    ----------
Cash and cash equivalents at end of period          $     75,999    $   96,874
                                                    ============    ==========

Supplemental Disclosures:
Interest paid on deposits and other borrowings      $     17,403    $   17,331
Income taxes paid                                            ---           ---



See Notes to Consolidated Financial Statements.




                               WESBANCO, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The consolidated financial statements include the accounts of WesBanco, Inc. ("the Corporation") and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Business combinations: Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

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



                                WESBANCO, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------
     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
     Certain information in Management's Discussion and other statements contained in this report, constitute forward-looking statements with respect to WesBanco and its subsidiaries.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors.  Such statements are subject to factors that could cause actual results to differ materially from those contemplated by such statements including, without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of business, real estate, and consumer lending activities; changes in federal and state regulations; the presence in the
Corporation's market area of competitors; or other unanticipated external developments materially impacting the Corporation's operational and financial performance.

                               Earnings Summary
                               ----------------
           Comparison of the three months ended March 31, 2000 and 1999
           ------------------------------------------------------------
     WesBanco's net income for the three months ended March 31, 2000, was
$6.9 million compared to $6.8 million for the same period in 1999.  Earnings per share for the three months ended March 31, 2000, and 1999, were $0.35 and
$0.33, respectively.  Core earnings per share, which excludes amortization of goodwill, net securities gains/losses and non-recurring items, were $0.37 and
$0.34 for the three months ended March 31, 2000, and 1999, respectively. The improvement in earnings during the period resulted from several factors; a decrease in loan losses, increases in trust services and investment management income and a decrease in non-interest expense. These positive factors were partially offset by a decline in net interest income, reflecting continued
competitive pressure to make interest rate adjustments to loan and deposit products.  Annualized return on average assets was 1.2% for each of the three-
month periods ended March 31, 2000 and 1999.  Annualized return on average equity was 10.4% for the three months ended March 31, 2000 and 9.3% for the same period in 1999.





                              Net Interest Income
                              -------------------
     Net interest income, on a taxable equivalent basis ("TE"), for the three months ended March 31, 2000 declined $.8 million or 3.6% from the same period in 1999.  Affecting the decline in net interest income was a decrease in the net (TE) yield on average earning assets to 4.2% from 4.5% during the comparative period.  Average earning assets remained relatively flat while average interest bearing liabilities increased 4.5%.  Average interest bearing liabilities increased due to the growth of longer-term certificates of deposit products, the competitively priced Prime Rate Money Market product and the increased utilization of average Federal Home Loan Bank borrowings during the comparative period. However, Federal Home Loan Bank borrowings as of March 31,
2000 decreased significantly to $11.9 million compared to $43.7 million as of
December 31, 1999 due to the strong deposit growth for the first quarter of
2000.  Other factors affecting the average balance sheet between the three months ended March 31, 2000 and 1999 included the purchase acquisition of the
Heritage Bank on April 30, 1999 which added earning assets of $29.2 million and interest bearing liabilities of $25.7 million and the sale of $15.2 million in credit card receivables in June 1999.  Similar to industry trends, the net yield on earning assets continued to decline in this period of rising interest rates.  The earning asset yield, while positively impacted by strong loan growth during 1999, declined due to competitive pressure to lower rates on loan products.  This effect on the earning asset yield coupled with a continued shifting of deposits into higher yielding product has resulted in a narrowing spread between loan and deposit products.
     Interest income (TE) increased $.8 million or 2.0% between the three months ended March 31, 2000 and 1999, reflecting a stable yield (TE) on average earning assets of 7.7% for each three-month period. During the comparable periods, the yield on average loans declined 28 basis points while the yield  (TE) on average securities increased 19 basis points and the yield on average federal funds sold increased 101 basis points.  The decrease in the average loan yield resulted from competitive interest rate adjustments on loan products during 1999 and the sale of the credit card portfolio in
June 1999. Average loans increased $143.5 million or 10.4% while average total securities decreased $92.5 million or 13.9% and average federal funds sold declined by $14.8 million or 51.2% during the comparative periods.
     Interest expense increased $1.6 million or 9.4% between the three months ended March 31, 2000 and 1999, resulting from an increase in the rates paid on average interest bearing liabilities to 4.2% from 4.0%.  During this period of rising interest rates, the rate on average interest bearing demand deposits increased 14 basis points, average savings rate remained stable, average certificates of deposit rate decreased slightly by 4 basis points and average other borrowings rate increased 137 basis points.  Average interest bearing liabilities grew 4.5% between comparative periods, as customers shifted





balances into the competitively priced Prime Rate Money Market product and longer-term certificates of deposit. Average interest bearing demand deposits, which includes the Prime Rate Money Market product, increased $82.3 million or 15.9%, average savings deposits decreased $31.1 million or 10.2% and average certificates of deposit increased $19.3 million or 2.6%. Average other borrowings, consisting of federal funds purchased, repurchase agreements and Federal Home Loan Bank borrowings, increased $6.5 million or 4.8% reflecting growth primarily in Federal Home Loan Bank borrowings.

                            Non-interest Income
                            -------------------
     Excluding non-recurring income, non-interest income increased $0.5 million or 9.3% between the three months ended March 31, 2000 and 1999 resulting primarily from an increase in trust revenue.  The continued strong growth in trust revenue was attributed to increases in the number of accounts under administration; increases in investment advisory fees and an increase in the market value of trust assets. The market value of trust assets grew to
$3.2 billion as of March 31, 2000, an increase of $390.1 million or 13.8% in comparison to March 31, 1999.  Service charges on deposits increased $0.2 million while other income, consisting primarily of activity fees and non-banking income, decreased $0.1 million. The decrease in other income was due to the reduction in credit card activity fees of approximately $0.4 million during the comparative period. The reduction was partially offset by an increase in non-bank subsidiary brokerage trading revenue of $0.2 million for the comparable periods.

                            Non-interest Expense
                            --------------------
     Non-interest expense for the three months ended March 31, 2000 decreased
$0.3 million or 1.9% compared to the same period of 1999. The majority of the decrease occurred in salaries, wages and employee benefits, which declined
$0.5 million or 5.5% during the comparative period.  This reduction resulted primarily from a decrease in post-retirement expenses and partially due to the consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank. Average full-time equivalent employees decreased to 1,080 from 1,093 compared to the same period last year. Net occupancy and equipment expense remained relatively stable during the comparative period, while other operating expenses increased $0.2 million or 3.2%. The increase in other operating expenses was partially offset by the reduction of credit card processing cost and the elimination of Year 2000 readiness costs that were incurred in 1999.







                                 Income Taxes
                                 ------------
A reconciliation of the average federal statutory tax rate to the reported effective tax rate attributable to income from operations follows:

                                                   For the three months ended
                                                            March 31,
                                                   --------------------------
                                                       2000           1999
                                                   ------------    ----------
Federal statutory tax rate                              35%            35%
Tax-exempt interest income from securities
  of states and political subdivisions                  (7)            (8)
State income tax - net of federal tax effect             4              4
All other - net                                         (2)            (5)
                                                   ------------     ---------
   Effective tax rate                                   30%            26%
                                                   ============     =========

     The increase in the Corporation's effective tax rate for three months ended March 31, 2000 compared to the same period in 1999, resulted from adjustments to the 1999 provision reflecting the final tax filings associated with Commercial BancShares, Incorporated.
     WesBanco's federal income tax returns for 1997 and 1996 were subject to an Internal Revenue Service ("IRS") examination during the first quarter of 1999. In the final report, the IRS disallowed certain tax deductions for acquisition-related expenses and disagrees with the timing of certain loan origination costs taken in those years. WesBanco is currently awaiting final
IRS approval of a negotiated settlement. If the IRS approves the negotiated settlement, the projected impact on the results of operations is approximately
$0.1 million.


                             Financial Condition
                             -------------------
     Total assets of WesBanco were $2.3 billion as of March 31, 2000, which approximated total assets as of December 31, 1999.  Total loans during the three-month period, grew $10.4 million or annualized at 2.7%, primarily due to attractive pricing of WesBanco's home equity products and residential mortgage loans.  WesBanco experienced strong deposit growth of $42.8 million or annualized at 9.4% during this three-month period, driven by growth in longer-term certificates of deposit and Prime Rate Money Market accounts.







                                Securities
                                ----------
The following table shows the composition of the securities portfolio:

                                                       March 31   December 31,
(in thousands)                                           2000        1999
                                                       ----------------------
Held to Maturity (at cost):
---------------------------
  U.S. Treasury and federal agency securities           $  13,348   $  13,346
  Obligations of states and political subdivisions        179,446     182,005
  Other debt securities                                    17,973      17,902
                                                       ----------   ---------
    Total held to maturity (fair value of $208,387
       and $211,009, respectively)                        210,767     213,253
                                                       ----------   ---------

Available for Sale (at fair value):
-----------------------------------
  U. S. Treasury and federal agency securities            181,266     189,593
  Obligations of states and political subdivisions         15,800      18,298
  Corporate securities                                      3,045       3,068
  Mortgage-backed and other debt securities               137,904     143,716
                                                       ----------   ---------
    Total available for sale                              338,015     354,675
                                                       ----------   ---------

     Total securities                                  $  548,782   $ 567,928
                                                       ===========  =========

     Proceeds from the sale or maturity of securities represent a source of
liquidity for WesBanco.   During the three months ended March 31, 2000, with
significant deposit growth, proceeds from the sale and maturity of agency securities and obligations of states and political subdivisions in the available for sale portfolio were used to paydown other borrowings and increase sales of federal funds.  Security acquisition activity was limited to agency securities, which represented favorable yield opportunities.
     Reflecting an increase in market interest rates, the fair value adjustment, before tax effect, in the available for sale securities portfolio reflected an unrealized net loss of $13.9 million as of March 31, 2000 compared to an unrealized net loss of $12.3 million as of December 31, 1999.
These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates.  If these securities were held until their respective maturity date, no fair value adjustment would be realized.




                                 Loans
                                 -----
The following table shows the composition of the loan portfolio:

                                                    March 31,   December 31,
(in thousands)                                        2000         1999
Loans:                                            -------------------------
------
  Commercial                                      $   526,315   $   521,450
  Real estate - construction                           32,257        31,742
  Real estate                                         642,270       630,939
  Personal, net of unearned income                    324,217       329,562
  Loans held for sale                                   8,762         9,753
                                                  -----------   -----------
     Loans, net of unearned income                $ 1,533,821   $ 1,523,446
                                                  ===========   ===========

     Loans, net of unearned income increased $10.4 million or annualized at 2.7% between March 31, 2000 and December 31, 1999. Loan growth, which occurred primarily in the commercial and real estate loan categories, was partially offset by a decrease of $5.3 million in personal loans. Real estate loans increased steadily during the first quarter of 2000, driven by WesBanco's home equity products and attractive pricing of residential mortgage loan products. The decrease in personal loans reflected a continuation of competitive pressures and more conservative credit standards.


                     Non-performing and Classified Assets
                     -------------------------------------
Non-performing and classified assets are summarized as follows:

                                                    March 31,     December 31,
(in thousands)                                         2000          1999
Non-performing and classified assets:               --------------------------
-------------------------------------
  Nonaccrual loans                                   $   4,467      $   4,158
  Renegotiated loans                                       ---            813
  Other classified loans (1)                             8,049          8,706
                                                     ---------      ---------
     Total non-performing and classified loans          12,516         13,677
  Other real estate owned                                3,431          3,512
                                                     ---------      ---------
      Total non-performing and classified assets     $  15,947      $  17,189
                                                     =========      =========
Loans past due 90 days or more                       $   5,217      $   6,032
                                                     =========      =========

(1) Includes loans internally classified as doubtful and substandard (as defined by banking regulations) that meet the definition of impaired loans.




     WesBanco continues to experience improvement in the level and trend of non-performing and classified assets, which decreased $1.2 million in comparison to December 31, 1999 and $3.3 million in comparison to March 31, 1999. Non-performing and classified assets as a percentage of total loans and other real estate owned reflects this improvement, reducing to 1.04% as of March 31, 2000 from 1.13% and 1.37% as of December 31, 1999 and March 31, 1999, respectively. The declining trend between March 31, 2000 and December 31,
1999 resulted primarily from the reclassification of two commercial loans totaling $0.8 million from renegotiated to a performing loan status.
     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans.
     Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or a fair value of the collateral for loans that are collateral dependent. Allowances for loan losses on impaired loans remained stable at $3.9 million for March 31, 2000 and December 31, 1999.
     Lending by WesBanco is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

                       Allowance for Loan Losses
                       -------------------------
Activity in the allowance for loan losses is summarized as follows:

                                                   For the three months ended
                                                            March 31,
                                                   ---------------------------
(in thousands)                                          2000         1999
Allowance for loan losses:                         ------------   ------------
--------------------------
  Balance, at beginning of period                    $  19,752      $  19,098

    Charge-offs                                           (912)        (1,424)
    Recoveries                                             371            191
                                                     ---------      ---------
        Net charge-offs                                   (541)        (1,233)

    Provision for loan losses                              567          1,406
                                                     ---------      ---------
  Balance, at end of period                          $  19,778      $  19,271
                                                     =========      =========




     The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. While management has allocated the allowance for losses to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.
     The allowance for loan losses as a percentage of total loans was 1.3% as of March 31, 2000 and 1.4% as of March 31, 1999. Contributing to the decline in the allowance to loans percentage was the June 7, 1999 sale of the credit card portfolio, which resulted in a $0.45 million reduction to the allowance for loan losses. This adjustment was based on management's evaluation of the delinquency factors and net charge-off experience associated with the credit card receivables. Additionally, the decline in the allowance as a percentage of loans ratio reflects improved loan quality, as measured by reductions in non-performing and classified assets and loans past due 90 days or more between March 31, 2000 and 1999.
     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing economic conditions, net loans charged off, past loan experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.


                        Deposits and Other Borrowings
                        -----------------------------
     Deposits increased $42.8 million or annualized at 9.4% between March 31,
2000 and December 31, 1999, reflecting growth in longer-term certificates of deposits and Prime Rate Money Market accounts. These factors were partially offset by reductions in short-term certificates of deposit balances.  This shifting of funds reflects our customer's preference for competitively priced long and short-term investment alternatives in this period of rising interest rates.
     Federal funds purchased, repurchase agreements and other borrowings, representing a use of funds during this year-to-date period, decreased $48.6 million or 28.0%. Short-term borrowings and federal funds purchased decreased
$51.1 million while repurchase agreements increased $2.5 million, respectively, for the three-month period.  The significant growth of deposits for the quarter enabled WesBanco to reduce its reliance on other borrowings.



                      Liquidity and Capital Resources
                      -------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements, and to meet its asset and liability management objectives.
     In addition to funds provided from operations, WesBanco's principal sources of funds are deposits, principal repayments on loans and matured or called securities.  Scheduled loan repayments and maturing securities are relatively predictable sources of funds.  However, deposit flows and prepayments on loans can be significantly influenced by changes in market interest rates, economic conditions, and competition.  WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     Shareholders' equity decreased $8.4 million between March 31, 2000 and December 31, 1999, resulting from the acquisition of treasury stock and the after-tax fair value adjustment on securities available for sale.  On
April 28, 2000,WesBanco completed the acquisition of one million shares of common stock under a stock repurchase program and began a new program, approved on April 20, 2000 to repurchase up to one million shares of WesBanco common stock on the open market.  The timing, price, and quantity of purchases under the plan are at the discretion of the Corporation and the plan may be discontinued or suspended at any time.

Capital adequacy ratios are summarized as follows:

                                                  March 31,  December 31,
                                                    2000         1999
Capital adequacy ratios:                          -------------------------
------------------------
  Tier I capital                                    15.4%        15.7%
  Total risk-based capital                          16.6%        17.0%
  Leverage                                          11.1%        11.3%

      WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. The Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively. At March 31, 2000 and December 31, 1999, WesBanco's affiliate bank, WesBanco Bank, Inc., exceeded the minimum regulatory levels.



                           Forward-Looking Statements
                           --------------------------
Balance sheet:
--------------
     During the remainder of 2000, assuming rising interest rates, management expects limited loan growth, moderate federal funds sold and securities growth and strong deposit growth.  Recent increases in interest rates by the Federal
Reserve are expected to result in a softening of real estate and commercial loan growth. The strong deposit growth that is projected for 2000 should serve as a primary source of liquidity for new loan demand, security purchases and paydowns on other borrowings.  The shift in the composition of deposits is expected to continue, reflecting the customer's preference for competitively priced longer-term certificates of deposits and short-term Prime Rate Money
Market accounts during this period of rising interest rates.
Statement of income:
--------------------
Net interest income: During the remainder of 2000, the positive effects of the strong loan growth that occurred in 1999 and the anticipated deposit growth in 2000 could be mitigated by changing interest rates and competitive pressure to make interest rate adjustments on loans and deposits.  If interest rates continue to rise, net interest income is expected to be less than prior year levels.
Non-interest income and expense: For the remainder of 2000, management expects trust revenue and non-banking income to exceed prior year levels. Growth in trust revenue should reflect increases in the number of accounts under administration; increases in investment advisory fees and an increase in the market value of trust assets.  The growth in these other non-interest income categories, however, will be partially offset by a decrease in credit card activity fees due to the sale of the credit card portfolio in June 1999.
     For the remainder of 2000, management expects non-interest expense to decrease compared to prior year levels.  The expected reduction in non-interest expense, will result from the consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank and the elimination of Year 2000 readiness costs incurred in 1999.  These factors will be partially offset by the cost of technology-related projects such as a check imaging system, an on-line teller system, platform automation and internet banking.

          Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------
     Through March 31, 2000, there have been no material changes to the information on this topic as presented in the 1999 Annual Report.




Part II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------
     Wesbanco Bank, Inc. is a Defendant in a case styled Travelers v. Wesbanco
Bank Wheeling and Coopers & Lybrand, under Civil Action No. 98-C-225, presently pending in the Circuit Court of Ohio County, West Virginia.  In this action,
Travelers, as subrogee of Wheeling-Nisshin, seeks to recover certain losses incurred by it over the embezzlement of funds by a former financial officer of Wheeling-Nisshin.  The losses were generated through forged checks.
Travelers has sued the Bank alleging a violation of the properly payable rule of the Uniform Commercial Code, even though the officer involved was a designated financial officer of Wheeling-Nisshin, reconciled checking accounts and had access to facsimile signatures used by Wheeling-Nisshin.  The bank believes that it has a substantial defense to the claims of Travelers and is vigorously defending the case.  The claimed losses are equivalent to the amount of the loss incurred by Travelers, $750,000.00, plus interest.  The bank has filed a Motion to Dismiss the case which is pending hearing before the Court. No decision has yet been issued on the motion.
     A Declaratory Judgment suit was filed on behalf of Wesbanco Bank
Parkersburg in the United States District Court for the Southern District of
West Virginia, under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an executive supplemental income plan maintained by several former affiliate banks of Commercial
BancShares, Incorporated acquired by Wesbanco on March 31, 1998.  The
Complaint seeks a determination of the rights of the participants under this supplemental benefit plan.  The Bank believes that it has correctly interpreted and applied the benefit plan in accordance with the terms of the plan and has relied upon the recommendations of its third party administrator in making such determinations.  Certain named former employees who are participants in the plan have filed a counterclaim asserting a different interpretation of the plan.  The proposed interpretation by the former employees would increase the benefit cost significantly. Discovery is now complete and it is anticipated that the case will be submitted to the Court on Summary Judgement Motions.



Item 3, 5 - Not Applicable
--------------------------
Item 4 - Results of votes of security holders
---------------------------------------------

On April 19, 2000 the Annual Meeting of the Stockholders of WesBanco, Inc.
was held.

The following directors were re-elected to the Board of Directors for a term of three years expiring at the annual stockholders meeting in 2003: Ray A.
Byrd, James D. Entress, Ernest S. Fragale, Edward M. George, Carter W.
Strauss, Reed J. Tanner, Robert K. Tebay and William E. Witschey.

The following director was re-elected to the Board of Directors for an unexpired term of two years expiring at the annual stockholders meeting in 2002: Thomas J. Hansberry.




Item 6(a) - Exhibits
--------------------

      27    Financial Data Schedule required by Article 9 of Regulation S-X.

      99    Press release dated April 20, 2000, announcing a stock repurchase program to purchase up to 1,000,000 shares of WesBanco common stock.


Item 6(b) - Reports on Form 8-K
-------------------------------
    On March 13, 2000, WesBanco filed a current report on Form 8-K announcing the resignation of Mr. Frank Abruzzino from the Board of Directors of
WesBanco, Inc.




                               SIGNATURES
                               ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        WESBANCO, INC.


                                        /s/ Edward M. George
Date:   May 12, 2000                    -------------------------------------
     ----------------                   Edward M. George
                                        President and Chief Executive Officer

                                        /s/ Paul M. Limbert
Date:   May 12, 2000                    -------------------------------------
     ----------------                   Paul M. Limbert
                                        Executive Vice President and Chief
                                        Financial Officer

