Form 10-Q
period 2000-06-30
WESBANCO INC
filed 2000-08-11
CIK 203596

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 18,866,546 shares outstanding at July 31, 2000.

PART 1 - FINANCIAL INFORMATION
------------------------------
Consolidated Balance Sheets at June 30, 2000 and December 31, 1999, and Consolidated Statements of Income for the three and six-month periods ended June 30, 2000 and 1999, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six-months ended
June 30, 2000 and 1999 are set forth on the following pages.
     In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the six-months ended June 30, 2000 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 1999 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

                                WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                                       June 30,   December 31,
                                                         2000        1999
                                                      -----------  -----------
ASSETS
Cash and due from banks                               $   67,147   $   67,166
Due from banks - interest bearing                            527        4,653
Federal funds sold                                        21,600        9,535
Securities:
  Held to maturity (fair values of $201,264
    and $211,009, respectively)                          203,313      213,253
  Available for sale, carried at fair value              337,405      354,675
                                                      ----------   ----------
     Total securities                                    540,718      567,928
                                                      ----------   ----------


Loans, net of unearned income                          1,570,799    1,523,446
Allowance for loan losses                                (20,209)     (19,752)
                                                      ----------   ----------
     Net loans                                         1,550,590    1,503,694
                                                      ----------   ----------
Premises and equipment                                    55,619       56,201
Accrued interest receivable                               14,805       15,661
Other assets                                              56,401       44,888
                                                      ----------   ----------
Total Assets                                          $2,307,407   $2,269,726
                                                      ==========   ==========

LIABILITIES
Deposits:
  Non-interest bearing demand                         $  222,581   $  216,574
  Interest bearing demand                                578,067      585,483
  Savings deposits                                       267,509      274,052
  Certificates of deposit                                784,717      737,892
                                                      ----------   ----------
     Total deposits                                    1,852,874    1,814,001
                                                      ----------   ----------
Other borrowings                                         175,087      173,453
Accrued interest payable                                   8,955        6,165
Other liabilities                                         13,370        6,443
                                                      ----------   ----------
Total Liabilities                                      2,050,286    2,000,062
                                                      ----------   ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                        ---          ---  -
Common stock, $2.0833 par value; 50,000,000
  shares authorized; 20,996,531 shares issued             43,742       43,742
Capital surplus                                           59,857       60,133
Retained earnings                                        213,626      208,508
Treasury stock (1,941,322 and 1,206,606 shares,
  respectively, at cost)                                 (51,012)     (34,311)
Accumulated other comprehensive loss (fair
  value adjustments)                                      (8,108)      (7,456)
Deferred benefits for directors and employees               (984)        (952)
                                                      ----------   ----------
Total Shareholders' Equity                               257,121      269,664
                                                      ----------   ----------
Total Liabilities and Shareholders' Equity            $2,307,407   $2,269,726
                                                      ==========   ==========
See Notes to Consolidated Financial Statements.

                              WESBANCO, INC.
                     CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                     For the three months ended  For the six months ended
                                               June 30,                   June 30,
                                     --------------------------  ------------------------
                                         2000          1999           2000        1999
                                     -----------   ------------  -----------  -----------
INTEREST INCOME
Loans, including fees                $    31,774   $    28,713   $   62,454   $    57,085
Securities:
  Taxable                                  6,032         7,240       12,003        14,450
  Tax-exempt                               2,390         2,578        4,858         5,055
                                     -----------   -----------   ----------   -----------
    Total interest on securities           8,422         9,818       16,861        19,505
                                     -----------   -----------   ----------   -----------
Federal funds sold                           165           220          372           568
                                     -----------   -----------   ----------   -----------
    Total interest income                 40,361        38,751       79,687        77,158
                                     -----------   -----------   ----------   -----------

INTEREST EXPENSE
Interest bearing demand deposits           5,276         4,361       10,329         8,505
Savings deposits                           1,336         1,511        2,689         3,011
Certificates of deposit                   10,679         9,624       20,776        19,467
                                     -----------   -----------   ----------   -----------
    Total interest on deposits            17,291        15,496       33,794        30,983
Other borrowings                           2,025         1,554        3,991         2,949
                                     -----------   -----------   ----------   -----------
    Total interest expense                19,316        17,050       37,785        33,932
                                     -----------   -----------   ----------   -----------
    Net interest income                   21,045        21,701       41,902        43,226
Provision for loan losses                    880         1,290        1,447         2,696
                                     -----------   -----------   ----------   -----------
Net interest income after
   provision for loan losses              20,165        20,411       40,455        40,530
                                     -----------   -----------   ----------   -----------

NON-INTEREST INCOME
Trust fees                                 2,848         2,586        5,967         5,353
Service charges on deposits                2,153         1,610        3,894         3,128
Other income                                 515         1,099        1,206         2,037
Net securities gains                         221           124          217           239
Non-recurring income                         ---         3,479          ---         3,479
                                     -----------   -----------   ----------   -----------
    Total non-interest income              5,737         8,898       11,284        14,236
                                     -----------   -----------   ----------   -----------

NON-INTEREST EXPENSE
Salaries and wages                         7,078         7,020       13,770        13,873
Employee benefits                          1,121         1,809        2,635         3,641
Net occupancy                                948           830        1,888         1,725
Equipment                                  1,534         1,511        3,137         3,142
Other operating                            5,314         5,784       10,507        10,816
                                     -----------   -----------   ----------   -----------
    Total non-interest expense            15,995        16,954       31,937        33,197
                                     -----------   -----------   ----------   -----------
Income before provision for
  income taxes                             9,907        12,355       19,802        21,569
Provision for income taxes                 3,226         4,335        6,191         6,732
                                     -----------   -----------   ----------   -----------
Net Income                           $     6,681   $     8,020   $   13,611   $    14,837
                                     ===========   ===========   ==========   ===========

Earnings per share                   $      0.35   $      0.40   $     0.70   $      0.73

Average shares outstanding            19,215,808    20,324,700   19,431,770    20,439,741

Dividends per share                  $      .225   $       .22   $     .445   $       .44

See Notes to Consolidated Financial Statements.

                                WESBANCO, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                                                             Accumulated    Deferred
                                  Common Stock                                                  Other       Benefits for
                               ----------------------      Capital    Retained     Treasury  Comprehensive  Directors &
                                 Shares       Amount       Surplus    Earnings     Stock     Income/(Loss)  Employees      Total
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998              20,660,235   $   43,742    $  60,283   $  198,782  $  (9,421) $   3,610      $    (513)  $  296,483
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                14,837                                            14,837
Net fair value adjustment on
    securities available for
    sale - net of tax effect                                                                    (7,484)                     (7,484)
                                                                                                                         ---------
        Comprehensive income                                                                                                 7,353
Cash dividends ($.44 per share)                                           (9,024)                                           (9,024)
Treasury shares purchased - net  (766,561)                       95                 (22,507)                               (22,412)
Stock issued for acquisition      422,916                      (182)                 12,153                                 11,971
KSOP borrowing                                                                                                 (1,000)      (1,000)
Deferred benefits for
  directors - net                                                                                                 (48)         (48)
----------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                  20,316,590   $   43,742    $  60,196   $  204,595  $ (19,775) $  (3,874)     $  (1,561)  $  283,323
==================================================================================================================================



----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999              19,789,925   $   43,742    $  60,133   $  208,508  $ (34,311) $  (7,456)     $    (952)  $  269,664
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                13,611                                            13,611
Net fair value adjustment on
    securities available for
    sale - net of tax effect                                                                      (652)                       (652)
                                                                                                                        ----------
        Comprehensive income                                                                                                12,959
Cash dividends ($.445 per share)                                          (8,493)                                           (8,493)
Treasury shares purchased - net  (734,716)                     (276)                (16,701)                               (16,977)
Deferred benefits for
  directors - net                                                                                                 (32)         (32)
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2000                  19,055,209   $   43,742    $  59,857   $  213,626  $ (51,012) $  (8,108)     $    (984)  $  257,121
==================================================================================================================================

Comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $7,023 and $2,695, respectively.


See Notes to Consolidated Financial Statements.

                                 WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------
(Unaudited, in thousands)

Increase (Decrease) in Cash and Cash Equivalents      For the six months ended
                                                               June 30,
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Cash Flows From Operating Activities:
Net Income                                            $    13,611   $   14,837
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                            2,447        2,757
    Net amortization and accretion                            291          800
    Provision for loan losses                               1,447        2,696
    Gain on sale of credit card portfolio                     ---       (3,479)
    Gains on sales of securities - net                       (217)        (239)
    Deferred income taxes                                    (304)        (429)
    Other - net                                              (102)         ---
Net change in assets and liabilities:
       Interest receivable                                    856           37
       Other assets and other liabilities                     673        2,569
       Interest payable                                     2,789         (739)
                                                      -----------   ----------
Net cash provided by operating activities                  21,491       18,810
                                                      -----------   ----------


Cash Flows From Investing Activities:
    Securities held to maturity:
       Proceeds from maturities and calls                  10,327       32,164
       Payments for purchases                                (488)     (37,445)
    Securities available for sale:
       Proceeds from sales                                  9,273       28,394
       Proceeds from maturities and calls                  29,905       94,605
       Payment for purchases                              (22,958)     (76,696)
    Proceeds from the sale of credit cards                    ---       18,400
    Purchase of subsidiary net of cash acquired               ---        2,809
    Net increase in loans                                 (48,343)     (63,008)
    Purchases of premises and equipment-net                (1,764)      (4,575)
    Purchases of bank-owned life insurance                 (4,400)         ---
                                                      -----------   ----------
Net cash used by investing activities                     (28,448)      (5,352)
                                                      -----------   ----------

Cash Flows From Financing Activities:
    Net increase in deposits                               38,873           88
    Increase in other borrowings                            1,634        6,669
    Dividends paid                                         (8,653)      (8,874)
    Purchases of treasury shares-net                      (16,977)     (22,412)
                                                      -----------   ----------
Net cash provided (used) by financing activities           14,877      (24,529)
                                                      -----------   ----------

Net increase (decrease) in cash and cash equivalents        7,920      (11,071)
Cash and cash equivalents at beginning of period           81,354      106,218
                                                      -----------   ----------
Cash and cash equivalents at end of period            $    89,274   $   95,147
                                                      ===========   ==========

Supplemental Disclosures:
Interest paid on deposits and other borrowings        $    34,996   $   34,676
Income taxes paid                                           6,315        6,470

See Notes to Consolidated Financial Statements

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

                             Earnings Summary
                             ----------------
           Comparison of the six-months ended June 30, 2000 and 1999
           ---------------------------------------------------------

     Net income for the six-months ended June 30, 2000 was $13.6 million or $.70 per share compared to $14.8 million or $.73 per share for the six-months ended June 30, 1999. Net income for the second quarter of 1999 included a gain of $3.5 million from the sale of WesBanco's credit card portfolio. This non-recurring gain (after-tax) contributed $.11 to net income per share for the six-months ended June 30, 1999.
     WesBanco's core earnings, which excludes amortization of goodwill, net securities gains and non-recurring items, for the six-months ended June 30, 2000 increased 8.4 % to $14.2 million compared to $13.1 million for the six-months ended June 30, 1999. Core earnings per share increased 14.1% to $.73 compared to $.64 for the same comparative period. Core earnings performance yielded an annualized return on average assets of 1.3% and a return on average equity of 10.9% for the six-months ended June 30, 2000 compared to a return on average assets of 1.2% and a return on average equity of 9.2% for the same period in 1999. Increases in trust revenue and deposit activity charges along with decreases in loan losses and non-interest expense for the same comparative period contributed to WesBanco's improved core earnings. These positive factors were partially offset by a decline in net interest income, reflecting continued competitive pricing pressure for both loans and deposits.

TABLE 1  AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                            Three months ended June 30,                 Six months ended June 30,
                                     -----------------------------------------   ---------------------------------------
                                            2000                  1999                   2000                1999
                                     -------------------   -------------------   -------------------  ------------------
(dollars in thousands)                 Average   Average    Average    Average    Average    Average   Average   Average
                                       Volume     Rate      Volume      Rate      Volume      Rate     Volume     Rate
                                     --------------------  -------------------   -------------------  ------------------

ASSETS
Loans, net of unearned income        $1,550,229     8.24%  $1,416,263    8.13%   $1,539,213    8.16%  $1,400,650   8.22%
Securities:
 Taxable                                370,583     6.51%     449,912    6.44%      373,198    6.43%     461,695   6.26%
 Tax-exempt                             192,212     7.65%     204,925    7.74%      195,638    7.64%     202,416   7.68%
                                     --------------------  -------------------   -------------------  ------------------
  Total securities                      562,795     6.90%     654,837    6.85%      568,836    6.85%     664,111   6.69%
Federal funds sold                       10,787     6.15%      17,779    4.96%       12,475    6.00%      23,362   4.90%
                                     --------------------  -------------------   -------------------  ------------------
  Total earning assets                2,123,811     7.89%   2,088,879    7.71%    2,120,524    7.81%   2,088,123   7.71%
                                     --------------------  -------------------   -------------------  ------------------
Other assets                            156,784               157,239               151,103              150,072
                                     ----------            ----------            ----------           ----------
Total Assets                         $2,280,595            $2,246,118            $2,271,627           $2,238,195
                                     ==========            ==========            ==========           ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits     $  599,780     3.54%  $  533,521    3.28%   $  600,474    3.46%  $  526,235   3.26%
Savings deposits                        271,613     1.98%     304,027    1.99%      272,967    1.98%     304,738   1.99%
Certificates of deposit                 774,439     5.55%     726,128    5.32%      764,137    5.47%     730,290   5.38%
                                     --------------------  -------------------   -------------------  ------------------
  Total interest bearing deposits     1,645,832     4.23%   1,563,676    3.97%    1,637,578    4.15%   1,561,263   4.00%
Other borrowings                        140,703     5.79%     140,669    4.43%      142,088    5.65%     138,907   4.28%
                                     --------------------  -------------------   -------------------  ------------------
  Total interest bearing liabilities  1,786,535     4.35%   1,704,345    4.01%    1,779,666    4.27%   1,700,170   4.02%
                                     --------------------  -------------------   -------------------  ------------------
Other Liabilities and Equity            494,060               541,773               491,961              538,025
                                     ----------            ----------            ----------           ----------
Total Liabilities and
Shareholders' Equity                 $2,280,595            $2,246,118            $2,271,627           $2,238,195
                                     ==========            ==========            ==========           ==========
Taxable equivalent net yield
  on earning assets                                 4.23%                4.45%                 4.22%               4.44%
                                                 ========              =======               =======             =======


Total loans are gross of allowance for loan losses, net of unearned income, and include loans held for sale.
Nonaccrual loans were included in the average volume for the entire period.
  Loan fees included in interest on loans are not material.
Average yields on securities available for sale have been calculated based on amortized cost.
Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 2 RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                 Three months ended June 30,           Six months ended June 30,
                                                   2000 compared to 1999                 2000 compared to 1999
                                            -----------------------------------    ---------------------------------
(in thousands)
                                                                   Net Increase                         Net Increase
                                                Volume     Rate     (Decrease)      Volume      Rate      (Decrease)
                                            -----------------------------------    ----------------------------------
Increase (decrease) in interest income:
Loans, net of unearned income               $  2,673    $   388       $  3,061     $  5,773   $   (404)     $  5,369
Taxable securities                            (1,356)       148         (1,208)      (2,837)       390        (2,447)
Tax-exempt securities                           (244)       (46)          (290)        (259)       (44)         (303)
Federal funds sold                              (100)        45            (55)        (304)       108          (196)
                                            -----------------------------------    ----------------------------------
Total interest income change                     973        535          1,508        2,373         50         2,423
                                            -----------------------------------    ----------------------------------

Increase (decrease) in interest expense:
Interest bearing demand deposits                 559        356            915        1,271        553         1,824
Savings deposits                                (163)       (12)          (175)        (305)       (17)         (322)
Certificates of deposit                          639        416          1,055          956        353         1,309
Other borrowings                                 ---        471            471           70        972         1,042
                                            -----------------------------------    ----------------------------------
  Total interest expense change                1,035      1,231          2,266        1,992      1,861         3,853
                                            -----------------------------------    ----------------------------------
Taxable equivalent net interest
  income increase (decrease)                $    (62)   $  (696)      $   (758)    $    381   $ (1,811)     $ (1,430)
                                            ===================================    ==================================
Decrease in taxable equivalent adjustment                                 (101)                                 (106)
                                                                      ---------                             ---------
Net interest income decrease                                          $   (657)                             $ (1,324)
                                                                      =========                             =========


Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

                               Net Interest Income
                               -------------------
     As shown in Table 2, net interest income, on a taxable equivalent basis ("TE"), for the six-months ended June 30, 2000 declined $1.4 million or 3.2% compared to the same period in 1999. The decrease in net interest income was due to the declining net (TE) yield on average earning assets to 4.2% from 4.4% during the comparative period. Average interest bearing liabilities increased 4.7%, which was due to the growth of certificates of deposits and the competitively priced Prime Rate Money Market product between the comparable periods. Other factors affecting the average balance sheet between six-months ended June 30, 2000 and 1999 included the purchase acquisition of the Heritage Bank on April 30, 1999, which added earning assets of $29.2 million and interest bearing liabilities of $25.7 million and the sale of $15.2 million in credit card receivables on June 7, 1999. Market interest rates in general, are at higher levels during the current year compared to 1999. Similar to industry trends, the net yield on earning assets continued to decline due to competitive pricing pressure to adjust rates on loan and deposit products and a continued shifting of deposits into higher yielding products.
     Interest income (TE) increased $2.4 million or 3.0% between the six-months ended June 30, 2000 and 1999. As shown in Table 2, the majority of the increase in interest income (TE) for the comparative six-months ended June 30, 2000 and 1999 was due to increases in average loan volume. Average loan growth of $138.6 million or 9.9% was partially funded by decreases of $95.3 million and $10.9 million in securities and federal funds sold, respectively. This shifting of balances into higher yielding loan products contributed to the increase in the yield (TE) on average earning assets to 7.8% from 7.7%. The decrease in the average loan yield for the six-month comparable periods resulted from the sale of the credit card portfolio in June 1999.
     Interest expense increased $3.8 million or 11.4% between the six-months ended June 30, 2000 and 1999, resulting from an increase in the rates paid on average interest bearing liabilities to 4.3% from 4.0%. During this period of rising interest rates, average interest bearing liabilities grew 4.7% between comparative periods. Customers shifted savings balances into the competitively priced Prime Rate Money Market product and certificates of deposit. Average savings deposits decreased $31.8 million or 10.4% while average interest bearing demand deposits, which includes the Prime Rate Money Market product, increased $74.2 million or 14.1% and average certificates of deposit increased $33.8 million or 4.6%. As noted in Table 2, interest expense on other borrowings increased $1.0 million primarily due to an average rate increase to 5.7% from 4.3% during the comparative period.

                              Non-interest Income
                              -------------------
     Excluding non-recurring income, non-interest income for the six-months ended June 30, 2000 increased $1.4 million or 14.0% compared to the same period in 1999, resulting primarily from increases in trust fees and deposit activity charges. The continued strong growth in trust fees was attributed to increases in the number of accounts under administration; increases in investment advisory fees and an increase in the market value of trust assets. Activity charges on deposits increased $0.8 million while other income, consisting primarily of other banking fees and non-banking income, decreased $0.8 million. The decrease in other income was due to the reduction in credit card activity fees of approximately $0.7 million during the comparative period. The reduction was partially offset by an increase in non-bank subsidiary brokerage trading revenue of $0.3 million for the comparable periods.

                              Non-interest Expense
                              --------------------
     Non-interest expense for the six-months ended June 30, 2000 decreased $1.3 million or 3.8% compared to the same period of 1999. The majority of the decrease occurred in employee benefits, which declined $1.0 million or 27.6% during the comparative period. This reduction resulted primarily from a decrease in post-retirement expenses and partially from the consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank. Average full-time equivalent employees decreased to 1,066 at June 30, 2000 from 1,107 at June 30, 1999. Net occupancy and equipment expense remained relatively stable during the comparative period, while other operating expenses decreased $0.3 million or 2.9%. The decrease in other operating expenses was primarily due to the reduction of credit card processing costs and the elimination of Year 2000 readiness costs that were incurred in 1999.

TABLE 3  Reconciliation of Income Tax Rates


                                                   For the six months ended
                                                           June 30,
                                                   ------------------------
                                                       2000         1999
                                                   -----------   ----------
Federal statutory tax rate                              35%          35%
Tax-exempt interest income from securities
  of states and political subdivisions                  (7)          (7)
State income tax - net of federal tax effect             4            4
All other - net                                         (1)          (1)
                                                   -----------   ----------
  Effective tax rate                                    31%          31%
                                                   ===========   ==========

     WesBanco's federal income tax returns for 1997 and 1996 were subject to an Internal Revenue Service ("IRS") examination during the first quarter of 1999. In the final report, the IRS disallowed certain tax deductions for acquisition-related expenses and disagrees with the timing of certain loan origination costs taken in those years. WesBanco relied in part on the rational of a Tax Court Case styled PNC Bancorp, Inc. v. Commissioner,
110 T.C. 349 (1998). This case was recently reversed on appeal by the taxpayer by the Court of Appeals (2000 U.S. App. Lexis 11084). WesBanco is waiting for the IRS to determine its position in light of the reversal of the decision. If the IRS's position is ultimately upheld, the projected impact on the results of operations is approximately $0.1 million.


                            Financial Condition
                            -------------------
     Total assets of WesBanco were $2.3 billion as of June 30, 2000, which approximated total assets as of December 31, 1999. Total loans grew $47.4 million or 3.1% due primarily to competitive pricing of WesBanco's commercial, residential mortgages, home equity products and consumer loans during this six-month period. WesBanco experienced deposit growth of $38.9 million or 2.1%, during this six-month period, led by the growth in certificates of deposit and Prime Rate Money Market accounts.

TABLE 4  Composition of Securities


                                                     June 30,    December 31,
(in thousands)                                         2000         1999
                                                     ---------   ------------
Securities held to maturity (at amortized cost):
------------------------------------------------
  U.S. Treasury and federal agency securities        $  10,350    $  13,346
  Obligations of states and political subdivisions     175,004      182,005
  Other debt securities                                 17,959       17,902
                                                     ----------   ----------
   Total securities held to maturity (fair
    value of $201,264 and $211,009, respectively)      203,313      213,253
                                                     ----------   ----------

Securities available for sale (at fair value):
----------------------------------------------
  U.S. Treasury and federal agency securities          186,997      189,593
  Obligations of states and political subdivisions      14,455       18,298
  Corporate securities                                   3,040        3,068
  Mortgage-backed and other debt securities            132,913      143,716
                                                     ----------   ----------
    Total securities available for sale                337,405      354,675
                                                     ----------   ----------
        Total securities                             $ 540,718    $ 567,928
                                                     ==========   ==========


     Proceeds from the sale or maturity of securities represent a source of liquidity for WesBanco. During the six-months ended June 30, 2000, moderate deposit growth and proceeds from the sale and maturity of securities served as an additional source of funds for loan growth.
     Reflecting an increase in market interest rates, the fair value adjustment, before tax effect, in the available for sale securities portfolio reflected an unrealized net loss of $13.3 million as of June 30, 2000 compared to an unrealized net loss of $12.3 million as of December 31, 1999. These adjustments represent temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities were held until their respective maturity date, no fair value adjustment would be realized.

TABLE 5  Composition of Loans


                                                      June 30,    December 31,
  (in thousands)                                        2000         1999
                                                    -----------   -----------
  Commercial                                        $   530,954   $   521,450
  Real estate - construction                             31,331        31,742
  Real estate                                           657,263       630,939
  Personal, net of unearned income                      348,702       329,562
  Loans held for sale                                     2,549         9,753
                                                    -----------   -----------
     Loans, net of unearned income                  $ 1,570,799   $ 1,523,446
                                                    ===========   ===========

     Loans, net of unearned income increased $47.4 million or 3.1% between June 30, 2000 and December 31, 1999. Loan growth, which occurred primarily in the commercial, real estate and personal loan categories, were partially offset by a decrease of $7.2 million in loans held for sale. Real estate loans increased steadily during the first half of 2000, led by WesBanco's home equity products and residential mortgage loan products. Personal loan growth, which occurred in indirect auto loans, was due to attractive pricing.


TABLE 6  Non-performing, Classified and Loans Past Due 90 Days or More


                                                      June 30,   December 31,
  (in thousands)                                        2000         1999
                                                     ----------  ------------
  Nonaccrual loans                                   $    4,706     $   4,158
  Renegotiated loans                                        ---           813
  Other classified loans (1)                              8,159         8,706
                                                     ----------     ---------
     Total non-performing and classified loans           12,865        13,677
  Other real estate owned                                 4,024         3,512
                                                     ----------     ---------
        Total non-performing and classified assets   $   16,889     $  17,189
                                                     ==========     =========
Loans past due 90 days or more                       $    4,078     $   6,032
                                                     ==========     =========

(1) Includes loans internally classified as doubtful and substandard that meet the definition of impaired loans.

     WesBanco's continued improvement in the level and trend of non-performing and classified assets, which decreased $0.3 million in comparison to December 31, 1999. Non-performing and classified assets as a percentage of total loans and other real estate owned reflects this improvement, reducing to 1.07% as of June 30, 2000 from 1.13% as of December 31, 1999. The improving trend between June 30, 2000 and December 31, 1999 resulted primarily from the reclassification of two commercial loans totaling $0.8 million from renegotiated to a performing loan status. This trend was partially offset by the reclassification of three real estate loans totaling $0.5 million from a performing loan status to other real estate owned due to foreclosures during the second quarter of 2000.
     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans. All loans considered impaired are included in non-performing loans. Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or a fair value of the collateral for loans that are collateral dependent.
     Lending by WesBanco is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.


TABLE 7  Allowance for Loan Losses


                                                     For the six months ended
                                                              June 30,
(in thousands)                                       ------------------------
                                                         2000         1999
                                                     -----------   ----------
Balance, at beginning of period                        $ 19,752      $ 19,098

  Allowance for loan losses of acquired bank                ---           193
  Allowance for loan losses allocated to credit cards       ---          (450)

  Charge-offs                                            (1,667)       (3,025)
  Recoveries                                                677           730
                                                     -----------    ---------
    Net charge-offs                                        (990)       (2,295)

    Provision for loan losses                             1,447         2,696
                                                     -----------    ---------
  Balance, at end of period                            $ 20,209      $ 19,242
                                                     ===========    =========

     The allowance for loan losses is maintained at a level considered adequate by management. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. While management has allocated the allowance for loan losses to each loan category, the allowance is general in nature and available for the loan portfolio in its entirety.
     The allowance for loan losses as a percentage of total loans remained at 1.3% as of June 30, 2000 compared to June 30, 1999. The decline in the level of net charge-offs for the comparative six-month periods was due to the sale of WesBanco's credit card portfolio in June 1999 and loans charged-off from an acquired financial institution during the first six months of 1999. WesBanco decreased the allowance for loan losses by $0.45 million, representing a portion of the allowance allocated to the credit card portfolio.
     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing economic conditions, net loans charged off, past loan loss experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.

                     Deposits and Other Borrowings
                     -----------------------------
     Deposits increased $38.9 million or 2.1% between June 30, 2000 and December 31, 1999, reflecting growth in certificates of deposits and Prime Rate Money Market accounts. This growth was partially offset by reductions in savings and NOW account balances. This shifting of funds reflects our customer's preference for a variety of competitively priced deposit alternatives in this period of rising interest rates.
     Other borrowings, which include repurchase agreements, Federal funds purchased and Federal Home Loan Bank borrowings, representing a source of funds during this year-to-date period, increased $1.6 million or 0.9%. Repurchase agreements increased $13.7 million while Federal funds purchased decreased $22.0 million and Federal Home Bank borrowings increased $9.9 million, respectively, for the six-months ended June 30, 2000. WesBanco's increased reliance on Federal Home Loan Bank borrowings was due to a combination of loan growth in excess of deposit growth and stock repurchase funding for the six-month period.

                     Liquidity and Capital Resources
                     -------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements, and to meet its asset and liability management objectives.
     In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans can be significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     Shareholders' equity decreased $12.5 million between June 30, 2000 and December 31, 1999, resulting from the acquisition of treasury stock and the after-tax fair value adjustment on securities available for sale. As of July 31, 2000, 439,399 shares of WesBanco common stock have been repurchased under the stock repurchase program, which began on May 1, 2000. Up to one million shares of WesBanco common stock may be purchased under the program. The timing, price and quantity of purchases are at the discretion of the Corporation and the program may be discontinued or suspended at anytime.

TABLE 8  Capital Adequacy Ratios

                                                      June 30,    December 31,
                                                        2000         1999
                                                      --------    -----------

  Tier I capital                                         14.7%       15.7%
  Total risk-based capital                               16.0%       17.0%
  Leverage                                               10.8%       11.3%


     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 8, the Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively. At June 30, 2000 and December 31, 1999, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels.

                             Earnings Summary
                             ----------------
          Comparison of the three-months ended June 30, 2000 and 1999
          -----------------------------------------------------------
     Net income for the three-months ended June 30, 2000 was $6.7 million or $.35 per share compared to $8.0 million or $.40 per share for the three-months ended June 30, 1999. Net income for the second quarter of 1999 included a gain of $3.5 million from the sale of WesBanco's credit card portfolio. This non-recurring gain (after-tax) contributed $.11 to net income per share for the three-months ended June 30, 1999.
     WesBanco's core earnings, which excludes amortization of goodwill, net securities gains and non-recurring items, for the three-months ended June 30, 2000 increased 15.4% to $7.0 million compared to $6.0 million for the three-months ended June 30, 1999. Core earnings per share increased 20.0% to $.36 compared to $.30 for the same comparative period. Core earnings performance yielded an annualized return on average assets of 1.3% and a return on average equity of 10.9% for the three-months ended June 30, 2000 compared to a return on average assets of 1.2% and a return on average equity of 8.5% for the same period in 1999. Increases in trust fees along with deposit activity charges and decreases in loan losses and non-interest expense for the same comparative period contributed to WesBanco's improved core earnings. These positive factors were partially offset by a decline in net interest income, reflecting continued competitive pricing pressure for both loans and deposits.


                             Net Interest Income
                             -------------------
     As shown in Table 2, net interest income, on a taxable equivalent basis ("TE"), for the three-months ended June 30, 2000 decreased $0.8 million or 3.3% compared to the same period in 1999. The decrease in net interest income was due to the declining net (TE) yield on average earning assets to 4.2% from 4.5% during the comparative period. Competitive pricing pressure for loan and deposit products and a continued shifting of deposits into higher yielding products has resulted in a narrowing spread.
     Interest income (TE) increased $1.5 million or 3.8% between the three-months ended June 30, 2000 and 1999, reflecting an increase in the yield (TE) on average earning assets to 7.9% from 7.7%. As shown in Table 2, average volume increases of $1.0 million or 1.7% and average rate increases of $0.5 million or 2.3% favorably impacted interest income (TE) during the comparative period. Other factors affecting the average balance sheet for the comparative period included the purchase acquisition of the Heritage Bank in April 1999 and the sale of the credit card receivables in June 1999.
     Interest expense increased $2.3 million or 13.3% between the three-months ended June 30, 2000 and 1999, resulted primarily from an increase in the rates paid on average interest bearing liabilities to

4.4% from 4.0%. As presented in Table 2, a combination of average volume and average rate caused interest expense to increase for the comparative period. Competitive pressure to increase rates on deposit products coupled with the continued shifting of deposits into higher yielding products has resulted in a higher cost of funds during this period of rising interest rates.



                              Non-interest Income
                              -------------------
     Excluding non-recurring income, non-interest income for the three-months ended June 30, 2000 increased $0.2 million or 4.2% compared the same period in 1999, resulting primarily from increases in trust fees and deposit activity charges. Trust fees increased $0.3 million or 10.1% while deposit activity charges increased $0.5 million or 33.7% for the three-months ended June 30, 2000 compared to the same period in 1999. The decrease in other income was due to the reduction in credit card activity fees of approximately $0.4 million between the comparative periods. The reduction was partially offset by an increase in brokerage trading revenue of $0.2 million between the comparable periods.

                              Non-interest Expense
                              --------------------
     Non-interest expense for the three-months ended June 30, 2000 decreased $1.0 million or 6.0% compared to the same period of 1999. The majority of the decrease occurred in employee benefits, which declined $0.7 million or 38.0% during the comparative period. This reduction resulted primarily from a decrease in post-retirement expenses and partially from the consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank. Net occupancy and equipment expense increased $0.2 million or 6.0% while other operating expenses decreased $0.5 million or 8.1% between the comparable periods. The decrease in other operating expenses was primarily due to the reduction of credit card processing costs and the elimination of Year 2000 readiness costs that were incurred in 1999.



                         Forward-Looking Statements
                         --------------------------
Balance sheet:
--------------
     During the remainder of 2000, management expects moderate loan and deposit growth. Recent increases in interest rates by the Federal Reserve are expected to result in a softening of real estate, commercial and
personal loan growth.   Deposit growth and increases in other borrowings
should fund new loan demand. The shift in the composition of deposits is expected to continue, reflecting our customer's preference for competitively priced certificates of deposits and Prime Rate Money Market accounts.

Statement of income:
--------------------
Net interest income: During the remainder of 2000 the positive effects of this growth on net interest income could be mitigated by changing interest rates and competitive pressure to make interest rate adjustments on loans and deposits.  If interest rates continue to rise, net interest income may be negatively affected.
Non-interest income and expense: For the remainder of 2000, management expects trust fees and non-banking income to exceed prior year levels. Growth in trust fees should reflect increases in the number of accounts under administration; increases in investment advisory fees and an increase in the market value of trust assets. Non-banking income will be positively impacted by an increase in brokerage fees associated with WesBanco Securities, Inc. The growth in these non-interest income categories will be partially offset by a decrease in loan origination fees from mortgage lending activities.
     For the remainder of 2000, management expects non-interest expense to decrease compared to prior year levels. The expected reduction in non-interest expense, will result from the consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank and the
elimination of Year 2000 readiness costs incurred in 1999.    These factors
will be partially offset by the cost of technology-related projects such as a check imaging system, an on-line teller system and Internet banking.


         Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
     Through June 30, 2000, there have been no material changes to the information on this topic as presented in the 1999 Annual Report.

Part II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------
     Wesbanco Bank, Inc. is a Defendant in a case styled Travelers v.
Wesbanco Bank Wheeling and Coopers & Lybrand, under Civil Action No. 98-C-225, presently pending in the Circuit Court of Ohio County, West Virginia. In this action, Travelers, as subrogee of Wheeling-Nisshin, seeks to recover certain losses incurred by it over the embezzlement of funds by a former financial officer of Wheeling-Nisshin. The losses were generated through forged checks. Travelers has sued the Bank alleging a violation of the properly payable rule of the Uniform Commercial Code, even though the officer involved was a designated financial officer of Wheeling-Nisshin, reconciled checking accounts and had access to facsimile signatures used by Wheeling-Nisshin. The bank believes that it has a substantial defense to the claims of Travelers and is vigorously defending the case. The claimed losses are equivalent to the amount of the loss incurred by Travelers, $750,000.00, plus interest. The bank filed a Motion to Dismiss the case which was granted by the Court on June 7, 2000, dismissing the Bank. Travelers has filed a Motion asking the Court to reconsider the ruling which is now pending before the Court.
     A Declaratory Judgment suit was filed on behalf of Wesbanco Bank Parkersburg in the United States District Court for the Southern District of West Virginia, under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an executive supplemental income plan maintained by several former affiliate banks of Commercial BancShares, Incorporated acquired by Wesbanco on March 31, 1998. The Complaint seeks a determination of the rights of the participants under this supplemental benefit plan. The Bank believes that it has correctly interpreted and applied the benefit plan in accordance with the terms of the plan and has relied upon the recommendations of its third party administrator in making such determinations. Certain named former employees who are participants in the plan have filed a counterclaim asserting a different interpretation of the plan. The proposed interpretation by the former employees would increase the benefit cost significantly. Discovery is now complete and the case has been submitted to the Court on Summary Judgement Motions. A decision should be rendered by the tax Court in the near future.




Item 3, 5 - Not Applicable
--------------------------
Item 6(a) - Exhibits
--------------------
      27 - Financial Data Schedule required by Article 9 of Regulation S-X.


Item 6(b) - Reports on Form 8-K
-------------------------------
      The Registrant filed no current reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         WESBANCO, INC.
                                         --------------

                                         /s/ Edward M. George
Date:   August 11, 2000                  -----------------------------------
     ------------------                  Edward M. George
                                         President and Chief Executive Officer

                                         /s/ Paul M. Limbert
Date:   August 11, 2000                  -----------------------------------
     ------------------                  Paul M. Limbert
                                         Executive Vice President and Chief
                                           Financial Officer