Form 10-Q
period 2000-09-30
WESBANCO INC
filed 2000-11-14
CIK 203596

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                             FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000
            -------------------------------------------------

                                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 18,715,335 shares outstanding at October 31, 2000.

PART 1 - FINANCIAL INFORMATION
------------------------------
     Consolidated Balance Sheets at September 30, 2000 and December 31, 1999, and Consolidated Statements of Income for the three and nine-month periods ended September 30, 2000 and 1999, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine-months ended September 30, 2000 and 1999 are set forth on the following pages.
     In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the nine-months ended September 30, 2000 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 1999 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

                              WESBANCO, INC.
                       CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                                  September 30,   December 31,
                                                       2000           1999
                                                  -------------   ------------
ASSETS
Cash and due from banks                           $     67,672    $     67,166
Due from banks - interest bearing                          413           4,653
Federal funds sold                                       5,000           9,535
Securities:
   Held to maturity (fair values of
     $196,923 and $211,009, respectively)              197,569         213,253
   Available for sale, carried at fair value           336,528         354,675
                                                  ------------    ------------
     Total securities                                  534,097         567,928
                                                  ------------    ------------

Loans, net of unearned income                        1,581,037       1,523,446
Allowance for loan losses                              (20,142)        (19,752)
                                                  ------------    ------------
     Net loans                                       1,560,895       1,503,694
                                                  ------------    ------------
Premises and equipment                                  54,454          56,201
Accrued interest receivable                             15,796          15,661
Other assets                                            54,658          44,888
                                                  ------------    ------------
Total Assets                                      $  2,292,985    $  2,269,726
                                                  ============    ============

LIABILITIES
Deposits:
   Non-interest bearing demand                    $    213,502    $    216,574
   Interest bearing demand                             591,417         585,483
   Savings deposits                                    258,715         274,052
   Certificates of deposit                             792,783         737,892
                                                  ------------    ------------
     Total deposits                                  1,856,417       1,814,001
                                                  ------------    ------------
Other borrowings                                       158,467         173,453
Accrued interest payable                                10,365           6,165
Other liabilities                                       12,958           6,443
                                                  ------------    ------------
Total Liabilities                                    2,038,207       2,000,062
                                                  ------------    ------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                     ---             ---
Common stock, $2.0833 par value;
  50,000,000 shares authorized;
  20,996,531 shares issued                              43,742          43,742
Capital surplus                                         59,761          60,133
Retained earnings                                      215,845         208,508
Treasury stock (2,269,413 and 1,206,606
  shares, respectively, at cost)                       (58,699)        (34,311)
Accumulated other comprehensive loss
  (fair value adjustments)                              (4,879)         (7,456)
Deferred benefits for directors and employees             (992)           (952)
                                                  ------------    ------------
Total Shareholders' Equity                             254,778         269,664
                                                  ------------    ------------
Total Liabilities and Shareholders' Equity        $  2,292,985    $  2,269,726
                                                  ============    ============


See Notes to Consolidated Financial Statements.

                             WESBANCO, INC.
                    CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                    For the three months ended   For the nine months ended
                                           September 30,               September 30,
                                    --------------------------   -------------------------
                                        2000         1999             2000         1999
                                    -----------   ------------   ------------  -----------
INTEREST INCOME
Loans, including fees                $  32,793     $  29,672      $  95,247     $  86,757
Securities:
  Taxable                                5,925         6,617         17,928        21,067
  Tax-exempt                             2,366         2,594          7,224         7,649
                                     ---------     ---------      ---------     ---------
    Total interest on securities         8,291         9,211         25,152        28,716
                                     ---------     ---------      ---------     ---------
Federal funds sold                         489           180            861           748
                                     ---------     ---------      ---------     ---------
    Total interest income               41,573        39,063        121,260       116,221
                                     ---------     ---------      ---------     ---------

INTEREST EXPENSE
Interest bearing demand deposits         5,456         4,606         15,785        13,111
Savings deposits                         1,314         1,496          4,003         4,507
Certificates of deposit                 11,437         9,524         32,213        28,991
                                     ---------     ---------      ---------     ---------
    Total interest on deposits          18,207        15,626         52,001        46,609
Other borrowings                         2,686         1,716          6,677         4,665
                                     ---------     ---------      ---------     ---------
    Total interest expense              20,893        17,342         58,678        51,274
                                     ---------     ---------      ---------     ---------
      Net interest income               20,680        21,721         62,582        64,947
Provision for loan losses                  732           679          2,179         3,375
                                     ---------     ---------      ---------     ---------
Net interest income after
  provision for loan losses             19,948        21,042         60,403        61,572
                                     ---------     ---------      ---------     ---------

NON-INTEREST INCOME
Trust fees                               2,698         2,334          8,665         7,687
Service charges on deposits              2,095         1,814          5,989         4,942
Other income                               606           583          1,812         2,620
Net securities gains                        25            77            242           316
Non-recurring income                       ---            82            ---         3,561
                                     ---------     ---------      ---------     ---------
    Total non-interest income            5,424         4,890         16,708        19,126
                                     ---------     ---------      ---------     ---------

NON-INTEREST EXPENSE
Salaries and wages                       7,024         7,419         20,794        21,292
Employee benefits                        1,419         1,766          4,054         5,407
Net occupancy                              933           865          2,821         2,590
Equipment                                1,725         1,493          4,862         4,635
Other operating                          5,159         5,531         15,666        16,347
                                     ---------     ---------      ---------     ---------
    Total non-interest expense          16,260        17,074         48,197        50,271
                                     ---------     ---------      ---------     ---------
Income before provision for
   income taxes                          9,112         8,858         28,914        30,427
Provision for income taxes               2,724         2,706          8,915         9,438
                                     ---------     ---------      ---------     ---------
Net Income                           $   6,388     $   6,152      $  19,999     $  20,989
                                     =========     =========      =========     =========


Earnings per share                   $    0.34     $    0.30      $    1.04     $    1.03

Average shares outstanding          18,846,117    20,143,848     19,235,127    20,340,026

Dividends per share                  $    .225     $     .22      $     .67     $     .66

See Notes to Consolidated Financial Statements.

                             WESBANCO, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                                                                    Accumulated     Deferred
                                   Common Stock                                        Other       Benefits for
                               --------------------   Capital   Retained  Treasury  Comprehensive  Directors &
                                 Shares      Amount   Surplus   Earnings   Stock    Income/(Loss)   Employees    Total
------------------------------------------------------------------------------------------------------------------------
December 31, 1998              20,660,235    $43,742   $60,283  $198,782  $ (9,421)     $ 3,610    $  (513)    $296,483
------------------------------------------------------------------------------------------------------------------------
Net Income                                                        20,989                                         20,989
Net fair value adjustment on
  securities available for
  sale-net of tax effect                                                                 (8,718)                 (8,718)
                                                                                                               ---------
    Comprehensive income                                                                                         12,271
Cash dividends ($.66 per share)                                  (13,533)                                       (13,533)
Treasury shares purchased-net  (1,089,297)                 116             (31,792)                             (31,676)
Stock issued for acquisition      422,916                 (182)             12,153                               11,971
KSOP                                                                                                (1,000)      (1,000)
Deferred benefits for
  directors-net                                                                                        (71)         (71)
------------------------------------------------------------------------------------------------------------------------
September 30, 1999             19,993,854    $43,742   $60,217  $206,238  $(29,060)     $(5,108)   $(1,584)    $274,445
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
December 31, 1999              19,789,925    $43,742   $60,133  $208,508  $(34,311)     $(7,456)   $  (952)    $269,664
------------------------------------------------------------------------------------------------------------------------
Net Income                                                        19,999                                         19,999
Net fair value adjustment on
  securities available for
  sale-net of tax effect                                                                  2,577                   2,577
                                                                                                               ---------
    Comprehensive Income                                                                                         22,576
Cash dividends ($.67 per share)                                  (12,662)                                       (12,662)
Treasury shares purchased-net  (1,062,807)                (372)            (24,388)                             (24,760)
Deferred benefits for
  directors-net                                                                                        (40)         (40)
------------------------------------------------------------------------------------------------------------------------
September 30, 2000             18,727,118    $43,742   $59,761  $215,845  $(58,699)     $(4,879)   $  (992)    $254,778
========================================================================================================================

Comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $9,617 and $4,918, respectively.



See Notes to Consolidated Financial Statements.

                                    WESBANCO, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------
(Unaudited, in thousands)


                                                    For the nine months ended
Increase (Decrease) in Cash and Cash Equivalents           September 30,
                                                    -------------------------
                                                        2000         1999
                                                    ------------  -----------
Cash Flows From Operating Activities:
Net Income                                           $   19,999   $   20,989
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                         2,703        4,155
     Net amortization and accretion                         354        1,117
     Provision for loan losses                            2,179        3,375
     Gain on sale of credit card portfolio                  ---       (3,561)
     Gains on sales of securities-net                      (242)        (316)
     Deferred income taxes                                 (218)        (854)
     Other-net                                             (107)          (3)
Net change in:
       Interest receivable                                 (135)        (804)
       Other assets and other liabilities                   (79)         988
       Interest payable                                   4,200         (815)
                                                     -----------  -----------
Net cash provided by operating activities                28,654       24,271
                                                     -----------  -----------

Cash Flows From Investing Activities:
     Securities held to maturity:
       Proceeds from maturities and calls                16,011       34,841
       Payments for purchases                              (475)     (45,623)
     Securities available for sale:
       Proceeds from sales                               17,243       44,103
       Proceeds from maturities and calls                40,915      111,447
       Payment for purchases                            (35,715)     (83,344)
     Proceeds from the sale of credit cards                 ---       18,789
     Purchase of subsidiary net of cash acquired            ---        2,809
     Net increase in loans                              (59,380)    (107,197)
     Purchases of premises and equipment-net               (848)      (7,031)
     Purchase of bank-owned life insurance               (4,400)         ---
                                                     -----------  -----------
Net cash used by investing activities                   (26,649)     (31,206)
                                                     -----------  -----------

Cash Flows From Financing Activities:
     Net increase (decrease) in deposits                 42,416       (1,002)
     Increase (decrease) in other borrowings            (14,986)      33,720
     Dividends paid                                     (12,944)     (13,379)
     Purchases of treasury shares-net                   (24,760)     (31,676)
                                                     -----------  -----------
Net cash used by financing activities                   (10,274)     (12,337)
                                                     -----------  -----------

Net decrease in cash and cash equivalents                (8,269)     (19,272)
Cash and cash equivalents at beginning of period         81,354      106,218
                                                     -----------  -----------
Cash and cash equivalents at end of period           $   73,085   $   86,946
                                                     ===========  ===========

Supplemental Disclosures:
Interest paid on deposits and other borrowings       $   54,478   $   51,974
Income taxes paid                                         9,335        9,235



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

                            Earnings Summary
                            ----------------
     Comparison of the nine-months ended September 30, 2000 and 1999
     ---------------------------------------------------------------

     Net income for the nine-months ended September 30, 2000 was $20.0 million or $1.04 per share compared to $21.0 million or $1.03 per share for the nine-months ended September 30, 1999. Net income for the second quarter of 1999 included a gain of $3.5 million from the sale of WesBanco's credit card portfolio. This non-recurring gain contributed $.11 to net income per share for the nine-months ended September 30, 1999.
     WesBanco's core earnings, which excludes amortization of goodwill, net securities gains and non-recurring items, for the nine-months ended September 30, 2000 were $20.9 million or $1.09 per share compared to $19.5 million or $.96 per share for the nine-months ended September 30, 1999, a 13.5% increase in core earnings per share. Core earnings performance reflected a return on average assets of 1.2% and a return on average equity of 10.8% for the nine-months ended September 30, 2000 compared to a return on average assets of 1.2% and a return on average equity of 9.2% for the same period in 1999. WesBanco's improved core earnings were primarily due to decreases in non-interest expense and loan loss provision and increases in trust revenue and deposit activity charges. These positive factors were partially offset by a decline in net interest income, reflecting continued competitive pricing pressure for both loans and deposits.

TABLE 1 AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS



                                       Three months ended September 30,          Nine months ended September 30,
                                  -----------------------------------------  -----------------------------------------
                                          2000                1999                    2000                1999
(dollars in thousands)            -------------------  --------------------  -------------------   -------------------
                                   Average   Average    Average    Average     Average   Average   Average    Average
                                   Volume      Rate     Volume       Rate      Volume     Rate     Volume       Rate
                                  -------------------  --------------------  -------------------   -------------------
ASSETS
Loans, net of unearned income      $1,570,826   8.31%   $1,457,175   8.10%   $1,549,828   8.21%     $1,419,698   8.17%
Securities:
 Taxable                              362,645   6.53%      413,804   6.40%      369,648   6.47%        450,688   6.23%
 Tax-exempt                           187,511   7.77%      208,960   7.64%      192,910   7.68%        204,621   7.67%
                                  -------------------  -------------------  -------------------    -------------------
  Total securities                    550,156   6.95%      622,764   6.81%      562,558   6.88%        655,309   6.68%
Federal funds sold                     28,804   6.76%       13,949   5.13%       17,958   6.40%         20,189   4.95%
                                  -------------------  -------------------  -------------------    -------------------
  Total earning assets              2,149,786   7.94%    2,093,888   7.67%    2,130,344   7.84%      2,095,196   7.68%
                                  -------------------  -------------------  -------------------    -------------------
Other assets                          160,106              163,704              154,328                149,104
                                  -----------          -----------          -----------            -----------
Total Assets                       $2,309,892           $2,257,592           $2,284,672             $2,244,300
                                  ===========          ===========          ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits   $  591,161   3.67%   $  578,876   3.17%   $  597,347   3.53%     $  563,175   3.11%
Savings deposits                      264,272   1.98%      297,082   2.00%      270,047   1.98%        302,158   1.99%
Certificates of deposit               792,802   5.74%      720,595   5.26%      773,761   5.56%        727,023   5.33%
                                  -------------------  -------------------  -------------------    -------------------
  Total interest bearing deposits   1,648,235   4.39%    1,596,553   3.89%    1,641,155   4.23%      1,592,356   3.91%
Other borrowings                      173,179   6.17%      138,936   4.91%      152,527   5.85%        139,043   4.49%
                                  -------------------  -------------------  -------------------    -------------------
  Total interest
    bearing liabilities             1,821,414   4.56%    1,735,489   3.96%    1,793,682   4.37%      1,731,399   3.96%
                                  -------------------  -------------------  -------------------    -------------------
Non-interest bearing
  demand deposits                     212,006              227,870              213,825                210,028
Other liabilities                      22,186               17,065               18,062                 19,188
Shareholders' Equity                  254,286              277,168              259,103                283,685
                                  -----------          -----------          -----------            -----------
Total Liabilities and
 Shareholders' Equity              $2,309,892           $2,257,592           $2,284,672             $2,244,300
                                  ===========          ===========          ===========            ===========
Taxable equivalent net yield
  on earning assets                             4.07%                4.38%                4.16%                  4.41%
                                              =======              =======              =======                =======

Total loans are gross of allowance for loan losses, net of unearned income, and include loans held for sale.
Non-accrual loans were included in the average volume for the entire period.
  Loan fees included in interest on loans are not material.
Average yields on securities available for sale have been calculated based on amortized cost.
Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 2 RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE




                                             Three months ended September 30,     Nine months ended September 30,
                                                  2000 compared to 1999                2000 compared to 1999
(in thousands)                              ---------------------------------    ----------------------------------
                                                                 Net Increase                         Net Increase
                                             Volume       Rate    (Decrease)      Volume      Rate      (Decrease)
                                            ---------------------------------    ----------------------------------
Increase (decrease) in interest income:
  Loans, net of unearned income             $  2,358    $   763     $  3,121     $  8,071    $   419     $  8,490
  Taxable securities                            (833)       141         (692)      (3,906)       767       (3,139)
  Tax-exempt securities                         (417)        66         (351)        (674)        20         (654)
  Federal funds sold                             238         71          309          (89)       202          113
                                            ---------------------------------    ----------------------------------
    Total interest income change               1,346      1,041        2,387        3,402      1,408        4,810
                                            ---------------------------------    ----------------------------------

Increase (decrease) in interest expense:
  Interest bearing demand deposits               100        750          850          833      1,841        2,674
  Savings deposits                              (163)       (19)        (182)        (472)       (32)        (504)
  Certificates of deposit                      1,000        913        1,913        1,930      1,292        3,222
  Other borrowings                               476        494          970          487      1,525        2,012
                                            ---------------------------------    ----------------------------------
    Total interest expense change              1,413      2,138        3,551        2,778      4,626        7,404
                                            ---------------------------------    ----------------------------------
Taxable equivalent net interest
   income increase (decrease)               $    (67)   $(1,097)    $ (1,164)    $    624    $(3,218)    $ (2,594)
                                            =================================    ==================================
Decrease in taxable equivalent adjustment                               (123)                                (229)
                                                                    ---------                            ----------
Net interest income decrease                                        $ (1,041)                            $ (2,365)
                                                                    =========                            ==========

Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

                            Net Interest Income
                            -------------------
     As shown in Table 2, net interest income, on a taxable equivalent basis ("TE"), for the nine-months ended September 30, 2000 declined $2.6 million or 3.8% compared to the same period in 1999. The net (TE) yield on average earning assets was 4.2% compared to 4.4%. Market interest rates in general, are at higher levels during the current year compared to 1999. Similar to industry trends, the net yield on earning assets continued to decline due to the effects of rising interest rates early this year, competitive pricing pressure to adjust rates on loan and deposit products and a continued shifting of deposits into higher yielding products.
     Factors affecting the average balance sheet between nine-months ended September 30, 2000 and 1999 included the purchase acquisition of the Heritage Bank on April 30, 1999, which added earning assets of $29.2 million and interest bearing liabilities of $25.7 million and the sale of $15.2 million in credit card receivables on June 7, 1999.
     Interest income (TE) increased $4.8 million or 4.0% between the nine-months ended September 30, 2000 and 1999. As shown in Table 2, the majority of the increase in interest income (TE) was due to increases in average loan volume and average loan rates. Average loan growth of $130.1 million or 9.2% was partially funded by decreases of $92.8 million and $2.2 million in average securities and federal funds sold, respectively. Rising interest rates combined with the shifting of securities and federal fund sold balances into higher yielding loan products and an increase in average earning assets of 1.7% contributed to the increase in the yield (TE) on average earning assets to 7.8% from 7.7%.
     Interest expense increased $7.4 million or 14.4% between the nine-months ended September 30, 2000 and 1999, resulting from an increase in rates paid on average interest bearing liabilities to 4.4% from 4.0%. Customers shifted savings and NOW balances into the competitively priced Prime Rate Money Market product and certificates of deposit. Average savings deposits decreased $32.1 million or 10.6% while average interest bearing demand deposits, which includes the Prime Rate Money Market product, increased $34.2 million or 6.1%. Average certificates of deposit increased $46.7 million or 6.4%, and average other borrowings increased $13.5 million or 9.7%. As noted in Table 2, interest expense on other borrowings increased $2.0 million primarily due to an average rate increase to 5.8% from 4.5%.

                            Non-interest Income
                            -------------------
     Non-interest income, excluding net securities gains and non-recurring, increased 7.4% to $16.5 million for the nine-months ended September 30, 2000 compared to $15.2 million for the nine-months ended September 30, 1999.
Trust revenue increased 12.7% while deposit activity charges increased 21.2%. Growth in trust revenue reflected increases in the number of accounts under administration, increases in investment advisory fees and an increase in the market value of trust assets. Deposit activity charges increased due to increases in the fees charged. Other income decreased $.8 million due to the reduction in credit card activity fees.

                           Non-interest Expense
                           --------------------
     Non-interest expense for the nine-months ended September 30, 2000 decreased 4.1% to $48.2 million compared to $50.3 million for the nine-months ended September 30, 1999. The majority of the decrease occurred in wages and benefits, which declined 6.9% or $1.9 million. This reduction resulted from the consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank and decreases in health care costs and post-retirement expense. Average full-time equivalent employees decreased to 1,023 at September 30, 2000 from 1,099 at September 30, 1999. Other operating expense decreased 4.2% or $.7 million primarily due to the reduction in credit card processing costs and the elimination of Year 2000 readiness costs that were incurred in 1999. Net occupancy and equipment expense increased 6.3% or $.5 million primarily due to technology-related projects.


TABLE 3  Reconciliation of Income Tax Rates


                                                   For the nine months ended
                                                         September 30,
                                                   --------------------------
                                                       2000          1999
                                                       ----          ----
Federal statutory tax rate                              35%           35%
Tax-exempt interest income from securities
  of states and political subdivisions                  (7)           (7)
State income tax - net of federal tax effect             4             4
All other - net                                         (1)           (0)
                                                       ----          ----
  Effective tax rate                                    31%           32%
                                                       ====          ====

     WesBanco's federal income tax returns for 1997 and 1996 were subject to an Internal Revenue Service ("IRS") examination during the first quarter of 1999. In the final report, the IRS disallowed certain tax deductions for acquisition-related expenses and disagreed with the timing of certain loan origination costs taken in those years. The IRS relied in part on the rational of a Tax Court Case styled PNC Bancorp, Inc. v. Commissioner,
110 T.C. 349 (1998). This case was recently reversed on appeal by the taxpayer by the Third Circuit in PNC Bancorp, Inc. v. Commissioner,
212 F. 3rd 822 (3rd Cir. 2000). WesBanco is waiting for the IRS to determine its position in light of the reversal of the decision. If the

IRS's position is ultimately upheld, the projected impact on the results of operations is approximately $.1 million.

                           Financial Condition
                           -------------------
     Total assets of WesBanco were $2.3 billion as of September 30, 2000, which approximated total assets as of December 31, 1999. Total loans grew $57.6 million or 3.8% due primarily to competitive pricing of WesBanco's commercial, home equity products and consumer loans during this nine-month period. WesBanco experienced deposit growth of $42.4 million or 2.3%, led by the growth in certificates of deposit and Prime Rate Money Market accounts.

TABLE 4  Composition of Securities


                                                 September 30,   December 31,
(in thousands)                                       2000            1999
                                                 -------------   ------------
Securities held to maturity (at amortized cost):
------------------------------------------------
  U.S. Treasury and federal agency securities      $   8,355      $  13,346
  Obligations of states and political subdivisions   171,255        182,005
  Other debt securities                               17,959         17,902
                                                   ---------      ---------
    Total securities held to maturity (fair value
      of $196,923 and $211,009, respectively)        197,569        213,253
                                                   ---------      ---------
Securities available for sale (at fair value):
----------------------------------------------
  U. S. Treasury and federal agency securities       190,554        189,593
  Obligations of states and political subdivisions    13,640         18,298
  Corporate securities                                 3,044          3,068
  Mortgage-backed and other debt securities          129,290        143,716
                                                   ---------      ---------
    Total securities available for sale              336,528        354,675
                                                   ---------      ---------
      Total securities                             $ 534,097      $ 567,928
                                                   =========      =========


     Proceeds from the sale or maturity of securities represent a source of liquidity for WesBanco. During the nine-months ended September 30, 2000, moderate deposit growth and proceeds from the sale and maturity of securities served as an additional source of funds for loan growth. The fair value adjustment in the available for sale securities portfolio reflected an unrealized net loss of $8.0 million as of September 30, 2000 compared to an unrealized net loss of $12.3 million as of December 31, 1999. This adjustment represents temporary market value fluctuations caused by general changes in market rates and the length of time to respective maturity dates. If these securities were held until their respective maturity date, no fair value adjustment would be realized.

TABLE 5  Composition of Loans


                                                September 30,     December 31,
(in thousands)                                      2000              1999
                                                -------------     ------------
  Commercial                                      $  536,530       $  521,450
  Real estate - construction                          31,185           31,742
  Real estate                                        656,667          630,939
  Personal, net of unearned income                   354,588          329,562
  Loans held for sale                                  2,067            9,753
                                                  ----------       ----------
    Loans, net of unearned income                 $1,581,037       $1,523,446
                                                  ==========       ==========

     Loans, net of unearned income increased $57.6 million or 3.8% between September 30, 2000 and December 31, 1999. Commercial loans grew 2.9% or
$15.1 million, real estate loans grew 2.6% or $17.5 million, due to WesBanco's home equity products, and personal loans grew 7.6% or $25.0 million due to attractive pricing of indirect auto loans. The composition of loans as a percentage of total loans consist of commercial at 34%, real estate at 44% and personal loans at 22% as of September 30, 2000.

TABLE 6  Non-performing, Classified and Loans Past Due 90 Days or More



                                                  September 30,  December 31,
(in thousands)                                        2000          1999
                                                  -------------  ------------
  Non-accrual loans                                 $  5,281        $  4,158
  Renegotiated loans                                     ---             813
  Other classified loans (1)                           9,746           8,706
                                                    --------        --------
    Total non-performing and classified loans         15,027          13,677
  Other real estate owned                              3,547           3,512
                                                    --------        --------
      Total non-performing and classified assets    $ 18,574        $ 17,189
                                                    ========        ========
Loans past due 90 days or more                      $  5,515        $  6,032
                                                    ========        ========

(1) Includes loans internally classified as doubtful and substandard that meet the definition of impaired loans.


     WesBanco's level of non-performing and classified assets increased $1.4 million in comparison to December 31, 1999. Non-performing and classified assets as a percentage of total loans and other real estate owned increased to 1.17% as of September 30, 2000 from 1.13% as of December 31, 1999. This increase resulted primarily from the reclassification of three commercial loans totaling $2.2 million from a performing loan status to a non-accrual status and one commercial loan totaling $1.2 million from a performing status to a classified status. The increase in non-performing and classified loans were partially offset by the reclassification of two commercial loans totaling $0.8 million from renegotiated to a performing loan status.
     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans. All non-performing loans are considered impaired. Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or a fair value of the collateral for loans that are collateral dependent.
     Lending by WesBanco is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.


TABLE 7  Allowance for Loan Losses


                                                    For the nine months ended
                                                          September 30,
(in thousands)                                      -------------------------
                                                         2000         1999
                                                    ------------   ----------
Balance, at beginning of period                       $  19,752     $  19,098

 Allowance for loan losses of acquired bank                ---            192
 Allowance for loan losses allocated to credit cards       ---           (450)

 Charge-offs                                             (2,710)       (3,874)
 Recoveries                                                 921         1,058
                                                      ---------     ---------
   Net charge-offs                                       (1,789)       (2,816)

 Provision for loan losses                                2,179         3,375
                                                      ---------     ---------
Balance, at end of period                             $  20,142     $  19,399
                                                      =========     =========

     The allowance for loan losses is maintained at a level considered adequate by management. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. While management has allocated the allowance for loan losses to each loan category, the allowance is general in nature and available for the loan portfolio in its entirety.
      The allowance for loan losses as a percentage of total loans remained at 1.3% as of September 30, 2000 compared to September 30, 1999. Net loan charge-offs decreased $1.0 million or 36.5%. This reduction was partially due to the sale of WesBanco's credit card portfolio in June 1999 and loans charged-off from an acquired financial institution during the second quarter of 1999. WesBanco decreased the allowance for loan losses by $.45 million, representing a portion of the allowance allocated to the credit card portfolio.
     The provision for loan losses is based on periodic management evaluation of the loan portfolio as well as prevailing economic conditions, net loans charged off, past loan loss experience, current delinquency factors, changes in the character of the loan portfolio, specific problem loans and other factors.

                    Deposits and Other Borrowings
                    -----------------------------
     Deposits increased $42.4 million or 2.3% between September 30, 2000 and December 31, 1999, reflecting growth in certificates of deposit and Prime Rate Money Market accounts. The growth in these categories was partially offset by reductions in savings and NOW account balances. This shifting of funds reflects our customers' preference for a variety of competitively priced deposit alternatives in this period of rising interest rates.
     Other borrowings, which include repurchase agreements, Federal funds purchased and Federal Home Loan Bank borrowings decreased $15.0 million or 8.6%, represented a use of funds during this year-to-date period. Repurchase agreements increased $10.2 million, while Federal funds purchased decreased $24.4 million and Federal Home Bank borrowings decreased $.8 million. WesBanco's decreased reliance on other borrowings was due to a combination of moderate deposit growth and proceeds from the sale and maturity of securities serving as alternative sources of funds.

                       Liquidity and Capital Resources
                       -------------------------------
     WesBanco manages its liquidity position to meet its funding needs, including potential deposit outflows and loan principal disbursements, and to meet its asset and liability management objectives.

     In addition to funds provided from operations, WesBanco's primary sources of funds are deposits, principal repayments on loans and matured or called securities. WesBanco's Federal Home Loan Bank Borrowing credit line of
$536.8 million, of which $488.1 million remains unused, provides an additional source of funds and liquidity. Scheduled loan repayments and maturing securities are relatively predictable sources of funds. However, deposit flows and prepayments on loans can be significantly influenced by changes in market interest rates, economic conditions, and competition. WesBanco strives to manage the pricing of its deposits to maintain a balance of cash flows commensurate with loan commitments and other funding needs.
     Shareholders' equity decreased $14.9 million between September 30, 2000 and December 31, 1999. Shareholders' equity increased $7.3 million due to net income after dividends and $2.6 million due to the fair value adjustment, after tax effect, in the available for sale securities portfolio. WesBanco's corporate stock repurchase program reduced shareholders' equity for the three-months and nine-months ended September 30, 2000 by $8.3 million and $21.2 million, respectively, and added treasury shares of 351,310 and 911,212, respectively. As of September 30, 2000, 566,727 shares of WesBanco common stock have been repurchased under the stock repurchase program, which began on May 1, 2000. Up to one million shares of WesBanco common stock may be purchased under the program. The timing, price and quantity of purchases are at the discretion of the Corporation and the program may be discontinued or suspended at anytime.

TABLE 8  Capital Adequacy Ratios

                                                   September 30,  December 31,
                                                       2000           1999
                                                   -------------  ------------

  Tier I capital                                         14.3%        15.7%
  Total risk-based capital                               15.6%        17.0%
  Leverage                                               10.4%        11.3%

     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 8, the Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8% and 4%, respectively. At September 30, 2000 and December 31, 1999, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels.

                            Earnings Summary
                            ----------------
     Comparison of the three-months ended September 30, 2000 and 1999
     ----------------------------------------------------------------

     Net income for the three-months ended September 30, 2000 was $6.4 million or $.34 per share compared to $6.2 million or $.30 per share for the three-months ended September 30, 1999, a 13.3% increase in net income per share.
     WesBanco's core earnings, which excludes amortization of goodwill, net securities gains and non-recurring items, for the three-months ended September 30, 2000 increased 4.7% to $6.8 million compared to $6.4 million for the three-months ended September 30, 1999. Core earnings per share increased 12.5% to $.36 compared to $.32. Core earnings performance yielded an annualized return on average assets of 1.2% and a return on average equity of 10.6% for the three-months ended September 30, 2000 compared to a return on average assets of 1.1% and a return on average equity of 9.2% for the same period in 1999. Increases in trust fees along with deposit activity charges and decreases in non-interest expense contributed to WesBanco's improved core earnings. These positive factors were partially offset by a decline in net interest income, reflecting continued competitive pricing pressure for both loans and deposits.

                             Net Interest Income
                             -------------------
     As shown in Table 2, net interest income, on a taxable equivalent basis ("TE"), for the three-months ended September 30, 2000 decreased $1.2 million or 5.0% compared to the same period in 1999. The net (TE) yield on average earning assets was 4.1% compared to 4.4%. The effects of rising interest rates early this year, competitive pricing pressure for loan and deposit products and a continued shifting of deposits into higher yielding products has resulted in a narrowing spread.
     Factors affecting the average balance sheet between three-months ended September 30, 2000 and 1999 included the purchase acquisition of the Heritage Bank on April 30, 1999, which added earning assets of $29.2 million and interest bearing liabilities of $25.7 million and the sale of $15.2 million in credit card receivables on June 7, 1999.
     Interest income (TE) increased $2.4 million or 5.9% between the three-months ended September 30, 2000 and 1999, reflecting an increase in the yield (TE) on average earning assets to 7.9% from 7.7%. As shown in Table 2, average volume increases of $1.3 million or 3.3% and average rate increases of $1.0 million or 2.6% favorably impacted interest income (TE).
     Interest expense increased $3.6 million or 20.5% between the three-months ended September 30, 2000 and 1999, to 4.6% from 4.0%. As presented in Table 2, a combination of increases in average volume and average rate caused interest expense to increase. Competitive pressure to increase rates on deposit products coupled with the continued shifting of deposits into higher yielding products has resulted in a higher cost of funds during this period of rising interest rates.

                        Non-interest Income
                        -------------------
     Non-interest income, excluding net securities gains and non-recurring income, for the three-months ended September 30, 2000 increased $.7 million or 14.1% compared to the same period in 1999, resulting primarily from increases in trust fees and deposit activity charges. Trust fees increased $.4 million or 15.6% while deposit activity charges increased $.3 million or 15.5%.

                        Non-interest Expense
                        --------------------
     Non-interest expense for the three-months ended September 30, 2000 decreased $.8 million or 4.8% compared to the same period of 1999. The majority of the decrease occurred in wages and benefits, which declined
$.7 million or 8.1%. This reduction resulted from the consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank and decreases in health care costs and post-retirement expense. Other operating expense decreased $.4 million or 6.7% primarily due to the reduction in credit card processing costs and the elimination of Year 2000 readiness costs that were incurred in 1999. Net occupancy and equipment expense increased $.3 million or 12.7% primarily due to technology-related projects.

                         Forward-Looking Statements
                         --------------------------
Balance Sheet:
--------------
     Over the next twelve months, management expects moderate loan and deposit growth in a range of 1.0% to 4.0%. Loan composition and asset quality ratios should be consistent with the levels experienced through three-quarters of 2000. Management anticipates a softening of commercial and personal loan growth if market interest rates remain at current levels. Estimated loan growth will be funded by deposit growth, proceeds from maturities of securities and increases in other borrowings. Management expects the shift in the composition of deposits to continue, reflecting our customers' preference for competitively priced certificates of deposit and Prime Rate Money Market accounts. Management expects the level and trend of shareholders' equity to remain strong with a primary capital to asset ratio above 11.0%. Shareholders' equity and average common shares outstanding may be impacted due to the continuation of our Corporate stock repurchase program.

Statement of Income:
--------------------
Net Interest Income: Management expects net interest income to compare favorably to general industry trends during the next twelve months. Changing interest rates and competitive pressure to make interest rate adjustments on loans and deposits could mitigate the positive effects of balance sheet growth on net interest income.
Non-interest Income and Expense: For the next twelve months, management expects trust revenue to increase between 3.0% to 8.0% and deposit activity charges and non-banking income to improve modestly. Growth in trust revenue may reflect increases in the number of accounts under administration, increases in investment advisory fees and an increase in the market value of trust assets. The growth in these non-interest income categories could be offset by decreases in loan origination fees from mortgage lending activities if market interest rates continue to rise and the modest growth in revenue expected from non-banking subsidiaries.
     For the remainder of 2000, management expects continued cost reductions resulting from the unit bank consolidation. Non-interest expense should remain at the present levels for the year 2001.
The level of non-interest expense may be impacted by the cost of technology-related projects and normal personnel expense increases during 2001.


        Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------
     Through September 30, 2000, there have been no material changes to the information on this topic as presented in the 1999 Annual Report.

Part II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------
     Wesbanco Bank, Inc. is a Defendant in a case styled Travelers
v. Wesbanco Bank Wheeling and Coopers & Lybrand, under Civil Action No. 98-C-225, presently pending in the Circuit Court of Ohio County, West Virginia. In this action, Travelers, as subrogee of Wheeling-Nisshin, seeks to recover certain losses incurred by it over the embezzlement of funds by a former financial officer of Wheeling-Nisshin. The losses were generated through forged checks. Travelers has sued the Bank alleging a violation of the properly payable rule of the Uniform Commercial Code, even though the officer involved was a designated financial officer of Wheeling-Nisshin, reconciled checking accounts and had access to facsimile signatures used by Wheeling-Nisshin. The bank believes that it has a substantial defense to the claims of Travelers and is vigorously defending the case. The claimed losses are equivalent to the amount of the loss incurred by Travelers, $750,000.00, plus interest. The bank filed a Motion to Dismiss the case which was granted by the Court on June 7, 2000, dismissing the Bank. Travelers filed a Motion asking the Court to reconsider the ruling and the Court denied Travelers' Motion by Order entered September 27, 2000. It is uncertain whether Travelers will appeal this decision.

     A Declaratory Judgment suit was filed on behalf of Wesbanco Bank Parkersburg in the United States District Court for the Southern District of West Virginia, styled Wesbanco Bank Parkersburg, Inc. v. First Southern Trust Company, et al., under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an executive supplemental income plan maintained by several former affiliate banks of Commercial BancShares, Incorporated acquired by Wesbanco on March 31, 1998. The Complaint seeks a determination of the rights of the participants under this supplemental benefit plan. The Bank believes that it has correctly interpreted and applied the benefit plan in accordance with the terms of the plan and has relied upon the recommendations of its third party administrator in making such determinations. Certain named former employees who are participants in the plan have filed a counterclaim asserting a different interpretation of the plan. The proposed interpretation by the former employees would increase the benefit cost significantly. Discovery is now complete and the case has been submitted to the Court on Summary Judgement Motions. A decision should be rendered by the tax
Court in the near future.


Item 3, 5 - Not Applicable
--------------------------


Item 6(a) - Exhibits
--------------------

      27   Financial Data Schedule required by Article 9 of Regulation S-X


Item 6(b) - Reports on Form 8-K
-------------------------------

     On September 11, 2000, WesBanco filed a current report on Form 8-K announcing presentation on financial information presented at the Friedman, Billings, Ramsey & Co., Inc. Seventh Annual Investors
Conference, held in Washington, D.C. on September 11-12, 2000.

                        SIGNATURES
                        ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         WESBANCO, INC.
                                         --------------

                                         /s/ Edward M. George
Date: November 13, 2000                  ------------------------------------
                                         Edward M. George
                                         President and Chief Executive Officer

                                         /s/ Paul M. Limbert
Date: November 13, 2000                  ------------------------------------
                                         Paul M. Limbert
                                         Executive Vice President and Chief
                                         Financial Officer