Form 10-K
period 2000-12-31
WESBANCO INC
filed 2001-03-30
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K
(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----   SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2000

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	0-8467
                       --------
                             WESBANCO, INC.
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

        WEST VIRGINIA                          55-0571723
-------------------------------        --------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

        1 Bank Plaza, Wheeling, WV                   26003
----------------------------------------           ---------
(Address of principal executive offices)       	   (Zip Code)

Registrant's telephone number, including area code:             304-234-9000
                                                                -------------
Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class            Name of each Exchange on which registered
------------------------------      -----------------------------------------
Common Stock $2.0833 Par Value                        Nasdaq
Nonredeemable Preferred Stock                          None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ______

The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on February 28, 2001 was approximately $317,344,786.


As of February 28, 2001, there were 18,439,608 shares of WesBanco, Inc. Common stock $2.0833 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The portions of WesBanco Inc.'s 2000 Annual Report ("Annual Report to Shareholders") for the year ended December 31, 2000 referred to in Parts I, II and IV of this Form 10-K are incorporated by reference herein. The portions of the definitive Proxy Statement of WesBanco, Inc. for the Annual Meeting of Shareholders to be held on April 18, 2001 ("Proxy Statement") referred to in Part III of this Form 10-K. are incorporated by reference. Except for parts of the WesBanco
Inc.'s 2000 Annual Report expressly incorporated herein by reference, the Annual Report to Shareholders is not to be deemed filed with the Securities Exchange Commission.




                            WESBANCO, INC.
                          TABLE OF CONTENTS


  ITEM #                          ITEM                              Page No.
  ------                          ----                              --------

                          Part I
                          ------
    1            Business                                               3

    2            Properties                                             6

    3            Legal proceedings                                      6

    4            Submission of matters to a vote of security holders    6

                          Part II
                          -------
    5            Market for the registrant's common equity and related
                    stockholder matters                                 7

    6            Selected financial data                                7

    7            Management's discussion and analysis of financial
                    condition and results of operations                 7

    7A           Quantitative and qualitative disclosures about
                    market risk                                         7

    8            Financial statements and supplementary data
                                                                        7
    9            Changes in and disagreements with accountants on
                    accounting and financial disclosure                 7

                          Part III
                          --------
   10            Directors and Executive Officers of the registrant     7

   11            Executive compensation                                 7

   12            Security ownership of certain beneficial owners and
                    management                                          7

   13            Certain relationships and related transactions         7

                          Part IV
                          -------
   14            Exhibits, financial statement schedules and reports
                    on Form 8-K                                         8


  Signatures                                                            9

 EXHIBIT INDEX                                                          E-1


                             PART I

Item 1.  Business
-----------------
General
-------
     WesBanco, a bank holding company headquartered in Wheeling, WV, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage, mortgage banking and insurance.
     The Corporation's primary business function is the operation of a commercial bank through 60 offices located in West Virginia and Eastern Ohio. WesBanco restructured its banking and mortgage operations on January 14, 2000, merging all of its banking subsidiaries and its mortgage subsidiary into one state member banking corporation, WesBanco Bank, Inc., headquartered in Wheeling with regional administrative offices in Fairmont, Parkersburg and Charleston. The Corporation previously maintained four separate banking subsidiaries. Total assets of WesBanco Bank, Inc. as of December 31, 2000 approximated $2.3 billion.
     WesBanco also offers services through its non-banking affiliates. WesBanco Insurance Services, Inc. is a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients. WesBanco Securities, Inc. is a full service broker-dealer which also offers discount brokerage services.
     As of December 31, 2000, none of the affiliates were engaged in any operations in foreign countries and none had transactions with customers in foreign countries.
     WesBanco also serves as investment adviser to a family of mutual funds under the name "WesMark Funds" which include the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Bond Fund, the WesMark
West Virginia Municipal Bond Fund and the new WesMark Small Company Growth Fund that was introduced in the third quarter of 2000.
     There are approximately 1,027 full time equivalent employees employed by all WesBanco affiliates as of December 31, 2000.
     On December 29, 2000, WesBanco, Inc. and Freedom Bancshares, Inc. ("Freedom") jointly announced that they have entered into a definitive Agreement and Plan of Merger providing for the acquisition of Freedom and the merger of Freedom's affiliate Belington Bank, Belington, West Virginia, with and into WesBanco affiliate, WesBanco Bank, Inc. The transaction will be accounted for using the purchase method of accounting. Freedom's affiliate, Belington Bank operates five banking offices in central West Virginia in the communities of Belington, Philippi, Bridgeport, Buckhannon and Elkins. At December 31, 2000, Freedom had total assets of $100.5 million, deposits of $91.9 million and shareholders' equity of $8.0 million. The transaction is expected to be completed by mid-year 2001.
     On February 22, 2001, WesBanco, Inc. and American Bancorporation ("American") entered into a definitive Agreement and Plan of Merger providing for the merger of American Bancorporation with and into a wholly-owned subsidiary of WesBanco formed for the purpose and the merger of American affiliate, Wheeling National Bank, with and into WesBanco affiliate, WesBanco Bank, Inc. The transaction will be accounted for using the purchase method of accounting. American affiliate, Wheeling National Bank, operates 22 banking offices in West Virginia, Pennsylvania, and Ohio, including an office in Washington, Pennsylvania, an office in Cambridge, Ohio and four offices in Columbus, Ohio. At December 31, 2000, American reported total assets of $705.3 million, deposits of $496.1 million and shareholders' equity of $40.6 million. The transaction is expected to be completed during the third quarter of 2001.

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

Supervision and Regulation
--------------------------
     As a registered bank holding company, WesBanco is subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5.0% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, WesBanco may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, WesBanco must obtain approval from the Federal Reserve Board.
     The Gramm-Leach-Bliley Act of 1999 ("GLB Act") was signed by the President and enacted into law on November 12, 1999. The GLB Act removes the Glass-Steagall Act restrictions on affiliation between banks and securities firms and it authorizes bank holding companies that own a bank to engage in a full range of financial activities.
The result is that qualifying bank holding companies may opt to become financial holding companies and thus to hold subsidiaries that engage in banking,


securities underwriting and dealing, and insurance agency and underwriting. They may also engage in financial activities listed in the GLB Act, including merchant banking or venture capital activities, the distribution of mutual funds and securities lending.
     Bank holding companies ("BHCs") now have the option under the GLB
Act to continue to operate as BHCs or, if they qualify, to act as Financial Holding Companies ("FHCs"). It is important to note in this regard that both BHCs and FHCs and their non-bank operating subsidiaries are subject to the full panoply of affiliate transaction rules under Sections 23A and 23B of the Federal Reserve Act. As a consequence, all transactions between affiliated depository institutions and these entities are restricted under the provisions of those laws.
     Under new Section 4(k), certain activities are listed as being "financial in nature" including "underwriting, dealing in, or making a market in securities," and "merchant banking." In addition, national banks and state banks (if the state bank chartering authority permits) may engage in certain "financial in nature" activities through financial services subsidiaries. Activities prohibited to financial services subsidiaries include merchant banking but not securities underwriting and dealing.
     To engage in these new activities, all depository institutions of a financial holding company must be well capitalized, well managed and have no less than a satisfactory CRA rating. Assuming these conditions are met, a financial holding company need only provide written notice to the Board within 30 calendar days after commencing the "financial in nature" activity or acquiring the firm engaging in that activity. If the activity is to be undertaken through a financial subsidiary of a depository institution, then that institution must meet essentially the same requirements.
     WesBanco's banking subsidiary has deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation
(the "FDIC"), and is subject to supervision, examination and regulation by state banking authorities and the Federal Reserve Board.
In addition to the impact of federal and state supervision and regulation, the banking subsidiary of WesBanco is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
     WesBanco's depository institution subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to its parent and any nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its parent corporation or to any nonbanking subsidiary are limited in amount to 10.0% of the institution's capital and surplus and, with respect to such parent and all such nonbanking subsidiaries, to an aggregate 20.0% of any such institution's capital and surplus.
Furthermore, such loans and extensions of credit are required to be secured in specified amounts.
     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any capital loans by a holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Liability of Commonly Controlled Institutions
---------------------------------------------
     Under the Federal Deposit Insurance Act (the "FDI Act"), an insured depository institution that is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the Federal Deposit Insurance Corporation (the "FDIC") in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to any such commonly controlled institution that is in danger of default. The term "Default" is defined generally to mean the appointment of a conservator or receiver and the term "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The effect of this provision is to diminish the protection previously available to holding companies through operation of separate depository institution subsidiaries.

FDIC Insurance
--------------
     The FDIC has the authority to raise the insurance premiums for institutions in the BIF to a level necessary to achieve a target reserve level of 1.25% of insured deposits within not more than 15 years. In addition, the FDIC has the authority to impose special assessments in certain circumstances. The level of deposit premiums affects the profitability of subsidiary banks and thus the potential flow of dividends to parent companies.
     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Regarding the assessment rates under the assessment system, on November 20, 1996, the FDIC voted to retain the existing Bank Insurance Fund ("BIF") assessment schedule of 0 to 0.27% (annual rate), and to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC eliminated the statutory minimum annual assessment of $2,000. WesBanco's bank subsidiary was subject to the FICO special assessment at an annual rate of 2.07% during 2000. No assessment was paid to the BIF for 2000.


Regulatory Capital Standards and Related Matters
------------------------------------------------
     The Federal Reserve Board (the "FRB"), the Comptroller of the Currency (the "OCC"), and the FDIC have adopted substantially similar risk-based and leverage capital guidelines for United States banking organizations. The guidelines establish a systematic, analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among depository institutions, takes off-balance sheet exposure into account in assessing capital adequacy and reduces disincentives to holding liquid, low-risk assets. Risk-based capital ratios are determined by classifying assets and specified off-balance sheet financial instruments into weighted categories with higher levels of capital being required for categories perceived as representing greater risk. FRB policy also provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.
     Under the risk-based capital standard, the minimum consolidated ratio or total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the FRB for bank holding companies, such as Wesbanco, is currently 8.0%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital"). As of December 31, 2000, WesBanco's Tier 1 and total capital to risk-adjusted assets ratios were 14.4% and 15.6%, respectively.
     In addition to the risk-based standard, WesBanco is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets (the "Leverage Ratio"). These guidelines provide for a minimum Leverage Ratio of 3.0% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum Leverage Ratio of at least 4.0% to 5.0%. Neither WesBanco nor its bank subsidiary has been advised by the appropriate federal banking regulator of any specific Leverage Ratio applicable to it. As of December 31, 2000, WesBanco's Leverage Ratio was 10.5%.
     The FRB has established capital requirements for banks under its jurisdiction that are substantially similar to those imposed by the FRB on bank holding companies. As of December 31, 2000, WesBanco's bank subsidiary had capital in excess of such minimum regulatory capital requirements. Additional information relating to risk-based capital calculations is set forth under the heading "Note 15 Regulatory Matters" of the Annual Report to Shareholders and is incorporated herein by reference.

Prompt Corrective Action
------------------------
     The FDI Act requires the federal bank regulatory agencies to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
     The federal financial institution regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, Tier 1 capital ratio and the Leverage Ratio. Under the regulations, a state member bank will be: (i) "well capitalized" if it has a total capital ratio of 10.0% or greater, a Tier 1 capital ratio of 6.0% or greater and a Leverage Ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8.0% or greater, a Tier 1 capital ratio of 4.0% or greater and a Leverage Ratio of 4.0% or greater (3.0% in certain circumstances) and is not "well capitalized," (iii) "undercapitalized" if it has a total capital ratio of less than 8.0%, a Tier 1 capital ratio of less than 4.0% or a Leverage Ratio of less than 4.0% (3.0% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6.0%, a Tier 1 capital ratio of less than 3.0% or a Leverage Ratio of less than 3.0%; and (v)
"critically undercapitalized" if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets. In addition, a depository institution's primary federal regulatory agency is authorized to downgrade the depository institution's capital category to the next lower category upon a determination that the depository institution is an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings, or liquidity. As of December 31, 2000, WesBanco's subsidiary bank had capital levels that met "well capitalized" standards under such regulations.
     The banking agencies are permitted to establish, on an institution-by-institution basis, individualized minimum capital requirements exceeding the general requirements described above. Failure to meet the capital guidelines described above could subject an insured bank to a variety of sanctions, including asset growth restrictions and termination of deposit insurance by the FDIC.
     The FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". Undercapitalized depository institutions are subject to limitations on, among other things, asset growth; acquisition; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal
Reserve System and are required to submit a capital restoration plan.
The federal bank regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

Dividend Restrictions
---------------------
     There are statutory limits on the amount of dividends WesBanco's depository institution subsidiary can pay to the parent corporation without regulatory approval. Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. As of December 31, 2000 and 1999, WesBanco's banking subsidiary, could not have declared any dividends to be paid to WesBanco without prior approval from regulatory agencies.

Item 2.  Properties
-------------------
     The Registrant's affiliates generally own their respective offices, related facilities and unimproved real property which is held for future expansion. With certain branch office exceptions, all of the respective West Virginia offices are located in Wheeling, Weirton, Wellsburg, Follansbee, Benwood, McMechen, Moundsville, New
Martinsville, Steelton, Paden City, Sistersville, Parkersburg, Vienna, Elizabeth, Pennsboro, Ellenboro, Harrisville, Cairo, Ravenswood,
Ripley, Charleston, South Charleston, Sissonville, South Hills,
Dunbar, Fairmont, Morgantown, Kingwood, Masontown, Bruceton Mills, Bridgeport, Clarksburg and Shinnston. The Ohio bank offices are located in St. Clairsville, Barnesville, Beallsville, Bethesda, Woodsfield, Marietta, Barlow and Devola. Consolidated investment in net bank premises and equipment at December 31, 2000 was $53.1 million compared to $56.2 million last year.
     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Bank, Inc.
The building contains approximately 100,000 square feet. During 1998, an office building located adjacent to the main office was acquired by WesBanco Properties, Inc., an affiliate of WesBanco. WesBanco Bank, Inc. currently occupies approximately one half of the office space available, with the remaining portion leased to unrelated businesses.
     At various building locations, WesBanco provides commercial office space and will continue to look for opportunities to rent office space to unrelated businesses. Rental income totaled $0.9 million for 2000 compared to $0.8 million for 1999.

Item 3.  Legal Proceedings
--------------------------
     WesBanco Bank, Inc. was a Defendant in a case styled Travelers v. Wesbanco Bank Wheeling and Coopers & Lybrand, under Civil Action No. 98-C-225, presently pending in the Circuit Court of Ohio County, West Virginia. In this action, Travelers, as subrogee of Wheeling-Nisshin, sought to recover certain losses incurred by it over the embezzlement of funds by a former financial officer of Wheeling-Nisshin. The losses were generated through forged checks. Travelers sued the Bank alleging a violation of the properly payable rule of the Uniform Commercial Code, even though the officer involved was a designated financial officer of Wheeling-Nisshin, reconciled checking accounts and had access to facsimile signatures used by Wheeling-Nisshin. The claimed losses were equivalent to the amount of the loss incurred by Travelers, $750,000.00, plus interest. The Bank filed a Motion to Dismiss the case which was granted by the Court. A subsequent Motion to Reconsider was filed by Travelers, and denied by the Court. The appeal time has now expired and Travelers did not appeal the Court's decision. The Court's ruling in favor of the Bank is now final.
     A Declaratory Judgment suit was filed on behalf of WesBanco Bank in the United States District Court for the Southern District of West Virginia, under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an executive supplemental income plan maintained by several former affiliate banks of Commercial BancShares, Incorporated acquired by WesBanco on March
31, 1998. The Complaint seeks a determination of the rights of the participants under this supplemental benefit plan. The Bank believes that it has correctly interpreted and applied the benefit plan in accordance with the terms of the plan and has relied upon the recommendations of its third party administrator in making such determinations. Certain named former employees who are participants in the plan filed a counterclaim asserting a different interpretation of the plan. Both parties filed Summary Judgment Motions and the Court granted the Bank's Motion for Summary Judgment on most of the substantive issues and denied the defendant's Motions. It is believed this matter will now be resolved based on the interpretation of the Plan proposed by the Bank.
     WesBanco is also involved in other lawsuits, claims, investigations, and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
     None


                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
--------------------------------------------------------------------------
Matters
-------
     WesBanco's common stock is quoted on The Nasdaq Stock Market (Nasdaq), with a trading symbol of WSBC. The approximate number of holders of WesBanco's $2.0833 par value common stock as of December
31, 2000 was 5,346. The number of holders does not include WesBanco employees who have had stock allocated to them through the Corporation's KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

Quarterly price information, reflecting high and low sales prices as reported by Nasdaq and quarterly dividends per share for 2000 and 1999 are as presented below:



                                2000                          1999
                     --------------------------    --------------------------
                                       Dividend                      Dividend
                       High     Low    Declared     High      Low    Declared
                     --------------------------    --------------------------
4th quarter          $24.25   $21.50     $.225     $28.63   $21.50    $.220
3rd quarter           24.63    19.13      .225      30.00    25.50     .220
2nd quarter           24.63    20.00      .225      30.25    27.50     .220
1st quarter           25.00    19.31      .220      31.25    26.50     .220
-----------------------------------------------------------------------------

Item 6. Selected Financial Data
-------------------------------
     Selected financial data is set forth under the heading "Table 1. Five Year Selected Financial Summary" on page E-20 of the Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------
     Discussion of the Corporation's financial position and results of operations is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-20 and E-34 of the Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
     Discussion of the Corporation's Quantitative and Qualitative
Disclosures About Market Risk is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-30 through E-32 of the Annual Report to Shareholders is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
     The "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," "Report of Ernst & Young LLP, Independent Auditors" and "Condensed Quarterly Statement of Income" on pages E-2 through E-19 of the Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
    None

                           PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     Information relating to the principal occupations of directors of the Corporation, their ages, directorships in other companies and respective terms of office is set forth under the heading "Election of Directors" and "Continuing Directors" in the Proxy Statement and is incorporated by reference.
     Information relating to executive officers of the Corporation is set forth under the heading "Executive Officers of the Corporation" in the Proxy Statement and is incorporated by reference.

Item 11.  Executive Compensation
--------------------------------
     Information relating to compensation of directors and executive officers is set forth under the heading "Compensation of Executive Officers" in the Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     Information relating to the beneficial ownership of the Corporation's common stock by all directors, each executive officer named in the "Summary Compensation Table" of the Proxy and all executive officers and directors as a group is set forth under the heading "Ownership of Securities by Directors, Nominees and Officers" of the Proxy and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     Information relating to transactions and relationships with certain directors and executive officers of the Corporation is set forth under the heading "Transactions with Directors and Officers" of the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under
Note 14 of the Consolidated Financial Statements on page E-15 of the Annual Report to Shareholders is incorporated herein by reference.



                             PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K
-------------------------------------------------------------------------
     (a)  Certain documents filed as part of the Form 10-K
     -----------------------------------------------------
                                                                 Page No.
                                                                 --------
     (1)  Financial Statements
     -------------------------
          The following consolidated financial statements and report of independent auditors of WesBanco of the Annual Report to Shareholders are incorporated herein by reference:

             Consolidated Balance Sheets as of December 31,
                2000 and 1999.                                      E-2
             Consolidated Statements of Income for the years
                ended December 31, 2000, 1999 and 1998.             E-3
             Consolidated Statements of Changes in Shareholders'
                Equity for the years ended December 31, 2000,
                1999 and 1998.                                      E-4
             Consolidated Statements of Cash Flows for the years
                ended December 31, 2000, 1999 and 1998.             E-5
             Notes to Consolidated Financial Statements             E-6 - E-17
             Report of Ernst & Young LLP, Independent Auditors      E-18
             Condensed Quarterly Statement of Income                E-19

     (2) Financial Statement Schedules
     ---------------------------------
         No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

     (3)  Exhibit Listing
     --------------------
          Exhibits listed on the Exhibit Index on page E-1 of this Form 10-K are filed herein or are incorporated by reference.

(b)  Reports on Form 8-K
------------------------
     On November 28, 2000, WesBanco, Inc. filed a current report on Form 8-K, dated November 24, 2000 announcing the Memorandum of Intent preliminary to a definitive Agreement and Plan of Merger providing for the acquisition of Freeedom Bancshares, Inc. and merger of Freedom's affiliate Belington Bank, located in Belington, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc.
     On January 8, 2001, WesBanco, Inc. filed a current report on Form 8-K, dated December 29, 2000 announcing the definitive Agreement and Plan of Merger providing for the acquisition of Freeedom Bancshares, Inc. and merger of Freedom's affiliate Belington Bank, located in Belington, West Virginia, with and into WesBanco affiliate, WesBanco Bank, Inc.
     On February 23, 2001, WesBanco, Inc. filed a current report on Form 8-K, dated February 22, 2001 announcing the definitive Agreement and Plan of Merger providing for the merger of American Bancorporation with and into a wholly-owned subsidiary of WesBanco to be formed for the purpose of effecting the merger, and the simultaneous merger of American's affiliate, Wheeling National Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc.
     On March 22, 2001, WesBanco, Inc. filed a current report on Form 8-K, dated March 21, 2001 announcing the adoption of a new stock purchase plan, effective immediately, to begin repurchasing up to one million shares of WesBanco common stock on the open market.



                             SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.


                                  WESBANCO, INC.

                                  By:  /s/  Edward M. George
                                       -------------------------
                                       Edward M. George
                                       President and Chief Executive Officer

                                  By:  /s/  Paul M. Limbert
                                       -------------------------
                                       Paul M. Limbert
                                       Executive Vice President and
                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2001.

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

                                  By:  /s/  James C. Gardill
                                       --------------------------
                                       James C. Gardill
                                       Attorney-in-fact



James E. Altmeyer                 John W. Kepner
R. Peterson Chalfant              Frank R. Kerekes
John H. Cheffy                    Robert H. Martin
Christopher V. Criss              William E. Mildren, Jr.
Stephen F. Decker                 Eric Nelson
James D. Entress                  Joan C. Stamp
Ernest S. Fragale                 Carter W. Strauss
James C. Gardill                  James W. Swearingen
Edward M. George                  Reed T. Tanner
Roland L. Hobbs                   Robert K. Tebay
Larry G. Johnson                  William E. Witsche




                               EXHIBIT INDEX

Exhibit
Number                           Document                            Page No.
------                           --------                            --------
 3.1         Articles of Incorporation of WesBanco, Inc. (1)
 3.2         Articles of Amendment to the Articles of Incorporation
                 of WesBanco, Inc. (6)
 3.3         Bylaws of WesBanco, Inc. (1)
 4.1         Specimen Certificate of WesBanco, Inc. Common Stock (2)
10.1         Directors' Deferred Compensation Plan (1)
10.2         Key Executive Incentive Bonus and Option Plan (4)
10.3         Employment Agreements (3), (5)
10.4         Employment Continuity Agreement (7)
10.5         First Amendment to Employment Continuity Agreement (9)
10.6         Change in Control Agreements (8)
10.7         Salary Continuation Agreement (9)
10.8         Executive Supplemental Income Agreement (9)
11           Computation of Earnings Per Share (10)
13           Annual Report to Shareholders (except for those portions
             expressly incorporated by reference herein, this report
             is not "filed" as part of this Report on Form 10-K.)*      E-2
21           Subsidiaries of the Registrant *                           E-34
22           Proxy Statement for the Annual Shareholders' Meeting
                 to be held April 18, 2001 (11)
23.1         Consent of Ernst & Young LLP *                             E-35
24           Power of Attorney *                                        E-36

*Filed within

Notes to Exhibit Listing:
(1) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-3905 filed by the Registrant with the Securities and Exchange Commission on June 20, 1996.
(2) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.
(3) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with the Securities and Exchange Commission on November 30,1993.
(4) Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.
(5) Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.
(6) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.
(7) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.
(8) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 15, 1999.
(9) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2000.
(10) Computation of earnings per share can be clearly determined from the material contained in Exhibit 13, page E-3. Primary and fully diluted earnings per share are the same for all years presented.
(11) Incorporated by reference to Schedule 14A Definitive Proxy Statement filed by the Registrant with the Securities and Exchange Commission on March 15, 2001.


                                   E-1