Form 10-Q
period 2001-03-31
WESBANCO INC
filed 2001-05-15
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
                ---------------------------------------------

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission File Number 0-8467
                                              -------

                               WESBANCO, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        West Virginia                                  55-0571723
-------------------------------           ----------------------------------
(State or other jurisdiction of           (I.R.S.Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                              26003
---------------------------------------                 ---------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 18,178,137 shares outstanding at April 30, 2001.




                              WESBANCO, INC.
                            TABLE OF CONTENTS
                            -----------------

ITEM #                        ITEM                                PAGE NO.
------                        ----                                --------

                     Part I
                     ------

  1          Financial Statements                                   3 - 7

  2          Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    9 - 18

  3          Quantitative and Qualitative Disclosures About
             Market Risk                                           18


                    Part II
                    -------

  1          Legal Proceedings                                     18 - 19

  2          Changes in Securities and Use of Proceeds             19

  3          Defaults Upon Senior Securities                       19

  4          Submission of Matters to a Vote of Security Holders   19

  5          Other Information                                     19

  6 (a)      Exhibits                                              19

  6 (b)      Reports on Form 8-K                                   19 - 20



  Signatures                                                       21



PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------
     Consolidated Balance Sheets at March 31, 2001 and December 31, 2000, and Consolidated Statements of Income for the three-month periods ended March 31, 2001 and 2000, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three-months ended March 31, 2001 and 2000 are set forth on the following pages.
     In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three-months ended March 31, 2001 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 2000 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.


                               WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                                    March 31,    December 31,
                                                      2001          2000
                                                   -----------   -----------
ASSETS
Cash and due from banks                            $    63,003   $    72,796
Due from banks - interest bearing                          589           620
Federal funds sold                                      92,200           ---
Securities:
  Held to maturity (fair values of
    $223,860 and $198,534, respectively)               220,063       196,102
  Available for sale, carried at fair value            351,568       350,287
                                                   -----------   -----------
     Total securities                                  571,631       546,389
                                                   -----------   -----------

Loans, net of unearned income                        1,559,833     1,590,702
Allowance for loan losses                              (19,971)      (20,030)
                                                   -----------   -----------
     Net loans                                       1,539,862     1,570,672
                                                   -----------   -----------
Premises and equipment                                  52,629        53,147
Accrued interest receivable                             14,733        15,725
Other assets                                            50,263        50,788
                                                   -----------   -----------
Total Assets                                       $ 2,384,910   $ 2,310,137
                                                   ===========   ===========

LIABILITIES
Deposits:
  Non-interest bearing demand                      $   231,504   $   234,265
  Interest bearing demand                              618,867       619,097
  Savings deposits                                     253,249       249,830
  Certificates of deposit                              766,939       767,169
                                                   -----------   -----------
     Total deposits                                  1,870,559     1,870,361
                                                   -----------   -----------
Other borrowings                                       230,877       159,317
Accrued interest payable                                 9,127         8,438
Other liabilities                                       17,740        13,515
                                                   -----------   -----------
Total Liabilities                                    2,128,303     2,051,631
                                                   -----------   -----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                      ---           ---
Common stock, $2.0833 par value; 50,000,000
  shares authorized; 20,996,531 shares issued           43,742        43,742
Capital surplus                                         59,338        59,464
Retained earnings                                      221,707       218,539
Treasury stock (2,700,923 and 2,428,591 shares,
  respectively, at cost)                               (67,368)      (62,009)
Accumulated other comprehensive income
  (fair value adjustments)                               2,062          (365)
Deferred benefits for directors and employees           (2,874)         (865)
                                                   -----------   -----------
Total Shareholders' Equity                             256,607       258,506
                                                   -----------   -----------
Total Liabilities and Shareholders' Equity         $ 2,384,910   $ 2,310,137
                                                   ===========   ===========


See Notes to Consolidated Financial Statements.


                                WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)




                                                   For the three months ended
                                                            March 31,
                                                   --------------------------
                                                       2001           2000
                                                   -----------    -----------
INTEREST INCOME
  Loans, including fees                            $    32,617    $    30,680
  Securities:
    Taxable                                              5,513          5,971
    Tax-exempt                                           2,265          2,468
                                                   -----------    -----------
      Total interest on securities                       7,778          8,439
                                                   -----------    -----------
  Federal funds sold                                       510            207
                                                   -----------    -----------
      Total interest income                             40,905         39,326
                                                   -----------    -----------

INTEREST EXPENSE
  Interest bearing demand deposits                       5,253          5,053
  Savings deposits                                       1,223          1,353
  Certificates of deposit                               11,173         10,097
                                                   -----------    -----------
      Total interest on deposits                        17,649         16,503
  Other borrowings                                       2,320          1,966
                                                   -----------    -----------
      Total interest expense                            19,969         18,469
                                                   -----------    -----------
NET INTEREST INCOME                                     20,936         20,857
  Provision for loan losses                                900            567
                                                   -----------    -----------
Net interest income after provision
   for loan losses                                      20,036         20,290
                                                   -----------    -----------

NON-INTEREST INCOME
  Trust fees                                             3,122          3,119
  Service charges on deposits                            2,089          1,741
  Other income                                             534            691
  Net securities gains/(losses)                            255             (4)
                                                   -----------    -----------
      Total non-interest income                          6,000          5,547
                                                   -----------    -----------

NON-INTEREST EXPENSE
  Salaries and wages                                     6,621          6,692
  Employee benefits                                      1,280          1,514
  Net occupancy                                            992            940
  Equipment                                              1,532          1,603
  Other operating                                        4,619          5,193
                                                   -----------    -----------
      Total non-interest expense                        15,044         15,942
                                                   -----------    -----------
Income before provision for income taxes                10,992          9,895
  Provision for income taxes                             3,587          2,965
                                                   -----------    -----------
NET INCOME                                         $     7,405    $     6,930
                                                   ===========    ===========

Earnings per share                                 $      0.40    $      0.35

Average shares outstanding                          18,469,445     19,647,732

Dividends per share                                $      0.23    $      0.22



See Notes to Consolidated Financial Statements.


                               WESBANCO, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                                                                          Accumulated    Deferred
                                       Common Stock                                           Other      Benefits for
                                    -------------------   Capital   Retained   Treasury   Comprehensive  Directors &
                                    Shares       Amount   Surplus   Earnings     Stock    Income/(Loss)  Employees     Total
------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                  19,789,925   $ 43,742  $60,133   $208,508   $(34,311)  $   (7,456)     $ (952)    $269,664
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             6,930                                            6,930
Net fair value adjustment on
  securities available for
  sale - net of tax effect                                                                      (994)                    (994)
                                                                                                                     --------
     Comprehensive income                                                                                               5,936
Cash dividends:
  Common ($.22 per share)                                             (4,337)                                           (4,337)
Treasury shares purchased - net      (435,330)                (72)               (9,952)                              (10,024)
Deferred benefits for
  directors - net                                                                                            (11)         (11)
------------------------------------------------------------------------------------------------------------------------------
March 31, 2000                     19,354,595   $ 43,742  $60,061   $211,101   $(44,263)  $   (8,450)     $ (963)    $261,228
==============================================================================================================================



------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                  18,567,940   $ 43,742  $59,464   $218,539   $(62,009)  $     (365)     $ (865)    $258,506
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             7,405                                            7,405
Net fair value adjustment on
  securities available for
  sale - net of tax effect                                                                     2,314                    2,314
Cumulative effect of accounting
  change for derivative financial
  instruments - net of tax effect                                                                558                      558
Net fair value adjustment on
  derivatives - net of tax effect                                                               (406)                    (406)
Net derivative gains reclassified
  into earnings - net of tax effect                                                              (39)                     (39)
                                                                                                                     --------
     Comprehensive income                                                                                               9,832
Cash dividends:
  Common ($.23 per share)                                             (4,237)                                          (4,237)
Treasury shares purchased-net        (272,332)               (126)               (5,359)                               (5,485)
Borrowing on ESOP debt                                                                                    (2,000)      (2,000)
Deferred benefits for
  directors - net                                                                                             (9)          (9)
------------------------------------------------------------------------------------------------------------------------------
March 31, 2001                     18,295,608   $ 43,742  $59,338   $221,707   $(67,368)  $    2,062    $ (2,874)    $256,607
==============================================================================================================================

See Notes to Consolidated Financial Statements.


                                  WESBANCO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------
(Unaudited, in thousands)


                                                   For the three months ended
Increase (Decrease) in Cash and Cash Equivalents            March 31,
                                                   --------------------------
                                                       2001          2000
                                                   -----------    -----------
Cash Flows From Operating Activities:
Net Income                                          $    7,405     $    6,930
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                        1,297          1,275
     Net amortization and accretion                        (16)           178
     Provision for loan losses                             900            567
     (Gains)/losses on sales of securities - net          (255)             4
     Deferred income taxes                                  72            100
     Other - net                                        (1,977)          (136)
     Net change in:
       Interest receivable                                 992            907
       Other assets and other liabilities                3,245         (1,686)
       Interest payable                                    689          1,066
                                                    ----------     ----------
Net cash provided by operating activities               12,352          9,205
                                                    ----------     ----------
Cash Flows From Investing Activities:
     Securities held to maturity:
       Proceeds from maturities and calls                4,147          2,502
       Payments for purchases                          (28,125)           (71)
     Securities available for sale:
       Proceeds from sales                              31,071          7,368
       Proceeds from maturities and calls               62,782         11,930
       Payment for purchases                           (91,019)        (4,407)
     Decrease (increase) in loans                       29,910        (10,916)
     Purchases of premises and equipment - net            (804)          (809)
                                                    ----------     ----------
Net cash provided by investing activities                7,962          5,597
                                                    ----------     ----------

Cash Flows From Financing Activities:
     Increase in deposits                                  198         42,834
     Increase (decrease) in other borrowings            71,560        (48,600)
     Dividends paid                                     (4,211)        (4,367)
     Treasury shares purchased - net                    (5,485)       (10,024)
                                                    ----------     ----------
Net cash provided (used) by financing activities        62,062        (20,157)
                                                    ----------     ----------

Net increase (decrease) in cash and cash equivalents    82,376         (5,355)
Cash and cash equivalents at beginning of period        73,416         81,354
                                                    ----------     ----------
Cash and cash equivalents at end of period          $  155,792     $   75,999
                                                    ==========     ==========

Supplemental Disclosures:
Interest paid on deposits and other borrowings      $   19,281     $   17,403
Income taxes paid                                          175            ---




See Notes to Consolidated Financial Statements.

                               WESBANCO, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of WesBanco, Inc. ("the Corporation") and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, due from banks-interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.
Earnings per share: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options.
There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.

Note 2 - New accounting standard
--------------------------------
As of January 1, 2001, the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective date of FASB Statement No. 133". This Statement requires all derivatives to be recognized in the statement of condition at fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in other comprehensive income. The impact of adopting this new accounting standard on WesBanco's financial position was not material.


Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
     Forward-looking statements in this report relating to the Corporation's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements, which are not historical fact, involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, and consumer loan customers and their lending activities; changes in federal and state regulations; or other unanticipated external developments materially impacting the Corporation's operational and financial performance. The Corporation does not assume any duty to update forward-looking statements.

                             Earnings Summary
                             ----------------
         Comparison of the three-months ended March 31, 2001 and 2000
         ------------------------------------------------------------

     WesBanco's net income per share for the three-months ended March 31, 2001 increased 14.3% to $0.40 compared to $0.35 for the three-months ended March 31, 2000. Net income increased 6.9% to $7.4 million compared to $6.9 million. WesBanco's increased net income was primarily due to improved operating efficiencies, increases in deposit activity income and securities gains.
     WesBanco's key performance ratios remained strong. Earnings performance reflected a return on average assets of 1.3% and a return on average equity of 11.6% for the three-months ended March 31, 2001 compared to a return on average assets of 1.2% and a return on average equity of 10.4% for the same period in 2000.
     WesBanco's core earnings per share for the three-months ended
March 31, 2001 increased 10.8% to $0.41 compared to $0.37 for the three-months ended March 31, 2000. Core earnings, which excludes amortization of goodwill and net securities gains, increased 4.6% to $7.5 million compared to $7.2 million.

TABLE 1  AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                 Three months ended March 31,
                                         ------------------------------------------
                                                 2001                 2000
                                         -------------------    -------------------
(dollars in thousands)                     Average   Average     Average   Average
                                           Volume     Rate        Volume     Rate
                                         -------------------    -------------------
ASSETS
Loans, net of unearned income(1)         $1,577,302   8.39%     $1,528,367   8.07%
Securities:(2)
  Taxable                                   346,708   6.36         374,716   6.37
  Tax-exempt (3)                            183,987   7.58         199,064   7.63
                                         -------------------    -------------------
   Total securities                         530,695   6.78         573,780   6.81
Federal funds sold                           39,407   5.18          14,163   5.88
                                         -------------------    -------------------
   Total earning assets (3)               2,147,404   7.93%      2,116,310   7.73%
                                         -------------------    -------------------
Other assets                                159,418                146,108
                                         -----------            -----------
Total Assets                             $2,306,822             $2,262,418
                                         ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits         $  615,356   3.46%     $  601,166   3.38%
Savings deposits                            250,961   1.98         274,320   1.98
Certificates of deposit                     765,056   5.92         753,836   5.39
                                         -------------------    -------------------
   Total interest bearing deposits        1,631,373   4.39       1,629,322   4.07
Other borrowings                            178,243   5.28         143,639   5.50
                                         -------------------    -------------------
   Total interest bearing liabilities     1,809,616   4.48%      1,772,961   4.19%
                                         -------------------    -------------------
Non-interest bearing demand deposits        217,243                211,272
Other liabilities                            21,713                 12,208
Shareholders' Equity                        258,250                265,977
                                         -----------            -----------
Total Liabilities and Shareholders'
   Equity                                $2,306,822             $2,262,418
                                         ===========            ===========
Net yield on earning assets                           3.93%                  3.95%
                                                     =======                =======
Taxable equivalent net yield on
average earning assets                                4.16%                  4.22%
                                                     =======                =======


(1) Gross of allowance for loan losses and net of unearned income, includes non-accrual and loans held for sale, loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.


TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND
         INTEREST EXPENSE


                                               Three months ended March 31,
                                                  2001 compared to 2000
                                            ---------------------------------
                                                                 Net Increase
(in thousands)                                Volume     Rate      (Decrease)
-----------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans, net of unearned income             $   870   $ 1,067       $ 1,937
   Taxable securities                           (445)      (13)         (458)
   Tax-exempt securities (1)                    (286)      (26)         (312)
   Federal funds sold                            330       (27)          303
                                             --------------------------------
     Total interest income change (1)            469     1,001         1,470
                                             --------------------------------
Increase (decrease) in interest expense:
   Interest bearing demand deposits               99       101           200
   Savings deposits                             (125)       (5)         (130)
   Certificates of deposit                       140       936         1,076
   Other borrowings                              439       (85)          354
                                             --------------------------------
     Total interest expense change               553       947         1,500
                                             --------------------------------
Net interest income increase (decrease)(1)   $   (84)   $   54       $   (30)
                                             ================================
Taxable equivalent adjustment                                            109
                                                                     --------
Net interest income increase                                         $    79
                                                                     ========

(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.


                             Net Interest Income
                             -------------------
     Net interest income, on a taxable equivalent basis ("TE"), decreased $30 thousand for the three-months ended March 31, 2001 compared to the three-months ended March 31, 2000. Average earning assets increased $31.1 million or 1.5%, while average interest bearing liabilities increased $36.7 million or 2.1%. As shown in Table 1, the net (TE) yield on average earning assets decreased slightly to 4.16% compared to 4.22%. Similar to industry trends, between the two periods WesBanco's net yield declined due to the rising interest rate environment in 2000 and competitive pricing pressure to adjust rates on loan and deposit products. The decline in interest rates during the first quarter of 2001 however, proved to be a stabilizing factor for WesBanco's net yield. Table 2 presents volume and rate changes in interest income and interest expense and the impact of changes in interest rates and the effect competitive pricing pressure had for the comparative periods. Competitive pricing pressure to make interest rate adjustments on loan and deposit products offset the positive effects of lower deposit cost during the first quarter of 2001.
     Interest income (TE) increased $1.5 million or 3.6% for the three-months ended March 31, 2001 compared to the three-months ended
March 31, 2000. As shown in Table 1 and 2, interest income (TE) increased $0.5 million due to volume increases in average earning assets of $31.1 million and increased $1.0 million due to average rate increases of 20 basis points. Average loan growth of $48.9 million was partially funded by decreases of $43.1 million in average investment securities. Average federal funds sold grew $25.2 million. The shifting of investment securities balances into higher yielding loan products and the general rise in interest rates contributed to the increase in the (TE) yield on average earning assets to 7.9% from 7.7%.
     Interest expense increased $1.5 million or 8.1% for the three-months ended March 31, 2001 compared to the three-months ended March
31, 2000. As shown in Table 1 and 2, interest expense increased $0.6 million due to volume increases in average interest bearing liabilities of $36.7 million and increased $0.9 million due to average rate increases of 29 basis points. The volume and rate increases were primarily due to average other borrowings increasing $34.6 million or 24.1% and average rates paid on certificates of deposits increasing to 5.92% from 5.39%. Rates paid on average interest bearing liabilities increased to 4.5% from 4.2% due to the rising interest rate environment in 2000. Customers shifted savings balances into competitively priced Prime Rate Money Market product, NOW accounts and certificates of deposit. Average savings deposits decreased $23.4 million or 8.5% while average interest bearing demand deposits, which includes the Prime Rate Money Market product and NOW accounts increased $14.2 million or 2.4%. Average certificates of deposit increased $11.2 million or 1.5%.


                           Non-interest Income
                           -------------------
     Non-interest income, excluding net securities gains, increased $0.2 million or 3.5% for the three-months ended March 31, 2001 compared to the three-months ended March 31, 2000. The majority of the increase resulted from improved deposit activity income. Deposit activity income increased $0.3 million or 20.0% due to increases in deposit activity fees and ATM fees. Trust revenue remained strong at $3.1 million for the comparative periods. Net securities gains increased $0.3 million for the comparative period. The Corporation was able to improve liquidity and realize securities gains on the sale of mortgage backed securities due to declining interest rates during the first quarter of 2001.

                            Non-interest Expense
                            --------------------
     Non-interest expense for the three-months ended March 31, 2001 decreased $0.9 million or 5.6% compared to the three-months ended March 31, 2000 due to reduced levels of other operating expense and employee costs. The consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank charter in 2000 continues to provide improved internal operating efficiencies. As a result, WesBanco's efficiency ratio has improved to 52.8% from 56.5% for the comparative periods. Other operating expense decreased $0.6 million or 11.1% due to reductions in marketing, supplies and communication expenses. Employee costs decreased $0.3 million primarily due to a lower number of employees. Health care costs increased approximately $0.1 million.

TABLE 3  Reconciliation of Income Tax Rates


                                                 For the three months ended
                                                           March 31,
                                                 ---------------------------
                                                      2001         2000
                                                      ----         ----
Federal statutory tax rate                              35%          35%
Tax-exempt interest income from securities
  of states and political subdivisions                  (6)          (7)
State income tax - net of federal tax effect             4            4
All other - net                                        ---           (2)
                                                   --------      -------
  Effective tax rate                                    33%          30%
                                                   ========      =======

     WesBanco's federal income tax expense increased $0.6 million to $3.0 million for the three-months ended March 31, 2001 compared to $2.4 million for the three-months ended March 31, 2000. The Corporation's effective tax rate increased to 33% compared to 30%. The increase in the effective tax rate resulted from a decrease in tax-free income.


                          Financial Condition
                          -------------------
     WesBanco's balance sheet remained strong with a primary capital to asset ratio of 11.5% and a book value per share of $14.03 at March 31, 2001. Total assets of WesBanco were $2.4 billion as of March 31, 2001, an increase of $74.8 million or 3.2% compared to total assets as of December 31, 2000. Total loans decreased $30.9 or 1.9%, deposits remained stable and other borrowings increased $71.6 million or 44.9% during the first quarter of 2001.

TABLE 4  Composition of Securities


                                                    March, 31,   December 31,
                                                       2001         2000
(in thousands)                                      ----------   ------------
Securities held to maturity (at amortized cost):
------------------------------------------------
  U.S. Treasury and Federal Agency securities        $   4,061     $   4,357
  Obligations of states and political subdivisions     198,029       173,771
  Other debt securities                                 17,973        17,974
                                                     ---------     ---------
    Total securities held to maturity (fair value
      of $223,860 and $198,534, respectively)          220,063       196,102
                                                     ---------     ---------


Securities available for sale (at fair value):
----------------------------------------------
  U. S. Treasury and Federal Agency securities         215,001       206,268
  Obligations of states and political subdivisions      12,931        12,907
  Corporate securities                                   3,033         3,033
  Mortgage-backed and other debt securities            120,603       128,079
                                                     ---------     ---------
    Total securities available for sale                351,568       350,287
                                                     ---------     ---------
Total securities                                     $ 571,631     $ 546,389
                                                     =========     =========


     Securities increased $25.2 million between March 31, 2001 and December 31, 2000 representing a use of funds for the first quarter of 2001. WesBanco purchased obligations of states and political subdivisions classified as held to maturity securities to improve tax equivalent income and decrease income taxes. Unrealized pre-tax gains/losses on available for sale securities (fair value adjustments) increased to a $3.3 million market gain as of March 31, 2001 compared to a $0.5 million market loss as of December 31, 2000. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities classified as available for sale. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.

TABLE 5  Composition of Loans


                                                  March 31,    December 31,
  (in thousands)                                    2001           2000
                                                ------------  -------------
  Commercial                                     $  529,487     $  546,136
  Real estate - construction                         33,919         36,007
  Real estate                                       648,968        654,315
  Personal, net of unearned income                  347,459        354,244
                                                 ----------     ----------
     Loans, net of unearned income               $1,559,833     $1,590,702
                                                 ==========     ==========

     Loans, net of unearned income decreased $30.9 million or 1.9% between March 31, 2001 and December 31, 2000. All major segments of the portfolio experienced reductions during the first quarter due to the general slowdown in the economy. Commercial loans decreased $16.6 million due to payoffs by two commercial borrowers during the first quarter. The composition of loans as a percentage of total loans consist of commercial at 34%, real estate at 44% and personal loans at 22% as of March 31, 2001. WesBanco's loan to deposit ratio was 83.4%.

TABLE 6 Non-performing Assets, Other Impaired Loans and Loans Past Due 90 Days or More


                                                  March 31,     December 31,
  (in thousands)                                    2001            2000
                                                 -----------    ------------
  Non-accrual loans                                $  4,720        $  5,561
  Renegotiated loans                                  4,832             417
  Other real estate owned                             3,353           3,424
                                                   --------        --------
     Total non-performing assets                     12,905           9,402
  Other impaired loans (1)                            7,771          11,513
                                                   --------        --------
      Total non-performing assets and
       other impaired loans                        $ 20,676        $ 20,915
                                                   ========        ========
Loans past due 90 days or more                     $  7,962        $  6,581
                                                   ========        ========

(1) Includes loans internally classified as doubtful and substandard that meet the definition of impaired loans.

     WesBanco's level of non-performing assets and other impaired loans decreased $0.2 million between March 31, 2001 and December 31, 2000. Non-performing assets and other impaired loans as a percentage of total loans remained consistent at 1.32% for the comparative periods. The decrease in other impaired loans and corresponding increase in renegotiated loans resulted primarily from the reclassification of three commercial loans totaling $4.1 million.


     WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans. Impaired loans include all non-accrual and renegotiated loans, as well as loans internally classified as substandard or doubtful that meets the definition of impaired loans. Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or a fair value of the collateral for loans that are collateral dependent.
     Lending by WesBanco is guided by written lending policies, which allow for various types of lending. Normal lending practices do not include the acquisition of high yield non-investment grade loans or "highly leveraged transactions" ("HLT") from outside the primary market.

TABLE 7  Allowance for Loan Losses


                                                 For the three months ended
                                                          March 31,
(in thousands)                                   --------------------------
                                                     2001           2000
                                                 ------------  ------------
  Balance, at beginning of period                   $ 20,030      $ 19,752
    Charge-offs                                       (1,097)         (912)
    Recoveries                                           138           371
                                                    --------      --------
        Net charge-offs                                 (959)         (541)
    Provision for loan losses                            900           567
                                                    --------      --------
  Balance, at end of period                         $ 19,971      $ 19,778
                                                    ========      ========

     The allowance for loan losses is maintained at a level considered adequate by management. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. While management has allocated the allowance for loan losses to each loan category, the allowance is general in nature and available for the loan portfolio in its entirety.
     The allowance for loan losses as a percentage of total loans remained consistent at 1.3% as of March 31, 2001 and March 31, 2000, respectively. Net loan charge-offs increased $0.4 million due to a $0.2 million increase in charge-offs and a $0.2 million decrease in recoveries for the comparative period. Net loan charge-offs as a percentage of average loans increased to 0.06% from 0.04%.


     The adequacy of the allowance for loan losses is evaluated quarterly. Specific reserves are established when warranted for commercial loans greater than $0.1 million. The determination of specific reserves takes into consideration the anticipated future cash flows available to pay the loan and/or the estimated realizable value of collateral and other secondary repayment sources, if any. For all other commercial loans not specifically reserved, and residential real estate and personal loans, management considers historical net charge-off experience relative to loans outstanding for each segment to estimate losses.
     Management also evaluates factors such as economic conditions, changes in underwriting standards or practices, delinquency and other trends in the portfolio, specific industry conditions, loan concentrations, the results of recent internal loan reviews or regulatory examinations, and other relevant factors that may impact the loan portfolio. Management relies on certain types of observable data, such as employment statistics, trends in bankruptcy filings, and external events that impact particular industries, to determine whether loss attributes exist at the balance sheet date that will lead to higher than historical losses in any segment of the portfolio.

                    Deposits and Other Borrowings
                    -----------------------------
     Deposits increased $0.2 million between March 31, 2001 and December 31, 2000, reflecting growth in savings. The growth in this category was offset by reductions in non-interest and interest bearing demand deposits and certificates of deposits. This shifting of funds reflects our customers' preference for shorter term deposit alternatives in this period of declining interest rates.
     Other borrowings, which includes repurchase agreements, Federal funds purchased and Federal Home Loan Bank borrowings increased $71.6 million or 44.9%, represented a source of funds during this year-to-date period. Repurchase agreements increased $23.5 million, Federal funds purchased increased $2.3 million and Federal Home Loan Bank borrowings increased $45.8 million. WesBanco utilized other borrowings as an alternate source of funds due to the minimal deposit growth during the first quarter of 2001 to fund the purchase of tax-exempt and Federal Agency securities.

                           Capital Resources
                           -----------------
     Shareholders' equity remained strong, highlighted by a primary capital to asset ratio of 11.5% and a book value per share of $14.03 at March 31, 2001. Shareholders' equity decreased $1.9 million between March 31, 2001 and December 31, 2000, due to the Corporation's purchase of 272,332 net treasury shares for $5.4 million and borrowing $2.0 million in WesBanco's Employee Stock Option Plan. These reductions in capital were partially offset by the $3.2 million retention of earnings, net of dividends and a $2.4 million increase in other comprehensive income. The changes in other comprehensive income included fair value adjustments on securities available for sale and derivatives along with the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
     On March 22, 2001, WesBanco completed the acquisition of one million shares of common stock under a stock repurchase program and began a new program, approved on March 21, 2001 to repurchase up to one million shares of WesBanco common stock on the open market. The timing, price and quantity of purchases under the plan are at the discretion of the Corporation and the plan may be discontinued or suspended at any time.





TABLE 8  Capital Adequacy Ratios

                                                March 31,   December 31,
                                                  2001         2000
                                               -----------  ------------
  Tier I capital                                  14.4%        14.4%
  Total risk-based capital                        15.7         15.6
  Leverage                                        10.2         10.5


     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 8, the Corporation's Tier I, total risk-based capital and leverage ratios are well above the required minimum levels of 4%, 8%, and 4%, respectively. At March 31, 2001 and December 31, 2000, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels. There are no conditions or events since March 31, 2001 that management believes have changed WesBanco's well-capitalized category.

                            Liquidity Risk
                            --------------
     Liquidity risk is managed through the Corporation's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs of the Corporation. This is accomplished by maintaining liquid assets in the form of securities, maintaining sufficient borrowing capacity and a stable core deposit base. WesBanco's Asset/Liability Management Committee monitors liquidity.
     The principal source of liquidity is WesBanco's deposit base and other borrowings. In addition to its deposit funding, the Corporation's banking subsidiary maintains a Federal Home Loan Bank borrowings line of credit of $652.1 million, of which $568.2 million remains unused. The Corporation increased FHLB borrowings by $45.8 million during the first quarter of 2001 to purchase tax-exempt and Federal Agency securities.
     The securities portfolio, federal funds sold and cash and due from banks serves as additional sources of liquidity. Securities maturing within one year from both the available for a sale and held to maturity portfolios totaled $23.4 million as of March 31, 2001. Securities classified as available for sale totaled $351.6 million of which $307.0 million were pledged at March 31, 2001. Additional liquidity is provided by federal funds sold of $92.2 million and cash and due from banks of $63.6 million at March 31, 2001.
     At March 31, 2001, the Corporation had outstanding commitments to extend credit in the ordinary course of business approximating $216.1 million. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors and others.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------
        Not applicable.

Part II - OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings
-------------------------
     A Declaratory Judgment suit was filed on behalf of WesBanco Bank in the United States District Court for the Southern District of West Virginia, under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an executive supplemental income plan maintained by several former affiliate banks of Commercial BancShares, Incorporated acquired by WesBanco on March 31, 1998. The Complaint seeks a determination of the rights of the participants under this supplemental benefit plan. The Bank believes that it has correctly interpreted and applied the benefit plan in accordance with the terms of the plan and has relied upon the recommendations of its third party administrator in making such determinations. Certain named former employees who are participants in the plan filed a counterclaim asserting a different interpretation of the plan. Both parties filed Summary Judgment Motions and the Court granted the Bank's Motion for Summary Judgment on most of the substantive issues and denied the defendant's Motions. It is believed this matter will now be resolved based on the interpretation of the Plan proposed by the Bank.

     WesBanco is also involved in other lawsuits, claims, investigations, and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Items  2, 3, 5 and 6a
---------------------
     Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     On April 18, 2001, the Annual Meeting of the Stockholders of

WesBanco, Inc. was held.

     The following directors were re-elected to the Board of Directors for a term of three years expiring at the annual stockholders meeting in 2004:

                                           For               Against
                                     -------------        ------------
James E. Altmeyer                       12,772,662           1,205,573
Christopher V. Criss                    14,223,019              45,288
James C. Gardill                        14,127,485             121,715
Roland L. Hobbs                         14,194,228              68,320
William E. Mildren, Jr.                 14,219,788              47,872

     The shareholders voted to increase WesBanco's common shares authorized for the Key Executive Incentive Bonus and Option Plan to a total of one million (1,000,000) shares.

               For                   Against                 Abstained
            ----------              ---------                ---------
            11,460,941              2,094,059                  363,496

Item 6(b) - Reports on Form 8-K
-------------------------------

     On January 8, 2001, WesBanco, Inc. filed a current report on Form 8-K, dated December 29, 2000 announcing the definitive Agreement and Plan of Merger providing for the acquisition of Freedom Bancshares, Inc. and merger of Freedom's affiliate Belington Bank, located in Belington, West Virginia, with and into WesBanco affiliate, WesBanco Bank, Inc. The transaction is expected to be completed in the second quarter of 2001.


     On February 23, 2001, WesBanco, Inc. filed a current report on Form 8-K, dated February 22, 2001 announcing the definitive Agreement and Plan of Merger providing for the merger of American Bancorporation with and into a wholly-owned subsidiary of WesBanco to be formed for the purpose of effecting the merger, and the simultaneous merger of American's affiliate, Wheeling National Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc. The transaction is expected to be completed in the third quarter of 2001.
     On March 22, 2001, WesBanco, Inc. filed a current report on Form 8-K, dated March 21, 2001 announcing the adoption of a new stock purchase plan, effective immediately, to begin repurchasing up to one million shares of WesBanco common stock on the open market.



                           SIGNATURES
                           ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        WESBANCO, INC.
                                        --------------


Date:   May 15, 2001                    /s/ Edward M. George
                                        ---------------------------------
                                        Edward M. George
                                        President and Chief Executive Officer

                                        /s/ Paul M. Limbert
Date:   May 15, 2001                    -----------------------------------
                                        Paul M. Limbert
                                        Executive Vice President and Chief
                                        Financial Officer




