Form 10-Q
period 2001-06-30
WESBANCO INC
filed 2001-08-14
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   AND EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001
              --------------------------------------------

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                     Commission File Number 0-8467
                                            ------

                               WESBANCO, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        West Virginia                                   55-0571723
-------------------------------                      ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


  1 Bank Plaza, Wheeling, WV                                 26003
----------------------------------------                   ---------
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 18,016,061 shares outstanding at July 31, 2001.




                             WESBANCO, INC.
                           TABLE OF CONTENTS
                           -----------------

ITEM #                            ITEM                            PAGE NO.
------                            ----                            --------

                       Part I - FINANCIAL INFORMATION
                       ------------------------------

 1               Financial Statements                              3 - 7

 2               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     9 - 21

 3               Quantitative and Qualitative Disclosures About
                 Market Risk                                       21


                       Part II - OTHER INFORMATION
                       ---------------------------

 1               Legal Proceedings                                 21 - 22

 2               Changes in Securities and Use of Proceeds         22

 3               Defaults Upon Senior Securities                   22

 4               Submission of Matters to a Vote of Security
                 Holders                                           22

 5               Other Information                                 22

 6 (a)           Exhibits                                          22

 6 (b)           Reports on Form 8-K                               22



Signatures                                                         23


PART I - FINANCIAL INFORMATION
------------------------------
Item 1. - Financial Statements
-----------------------------
     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000, and Consolidated Statements of Income for the three and six-months ended June 30, 2001 and 2000, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six-months ended June 30, 2001 and 2000 are set forth on the following pages.
     In the opinion of management of the Registrant, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the six-months ended June 30, 2001 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 2000 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.


                               WESBANCO, INC.
                        CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(June 30, 2001 unaudited, dollars in thousands, except per share amounts)



                                                     June 30,    December 31,
                                                       2001         2000
                                                    ----------   -----------
ASSETS
Cash and due from banks                             $   60,402   $   72,796
Due from banks - interest bearing                          677          620
Federal funds sold                                      40,700          ---
Securities:
    Held to maturity (fair values of $243,134
      and $198,534, respectively)                      240,128      196,102
    Available for sale, carried at fair value          411,734      350,287
                                                    ----------   ----------
	Total securities                               651,862      546,389
                                                    ----------   ----------

Loans, net of unearned income                        1,548,017    1,590,702
Allowance for loan losses                              (19,974)     (20,030)
                                                    ----------   ----------
        Net loans                                    1,528,043    1,570,672
                                                    ----------   ----------
Premises and equipment                                  52,348       53,147
Accrued interest receivable                             15,492       15,725
Other assets                                            48,586       50,788
                                                    ----------   ----------
Total Assets                                        $2,398,110   $2,310,137
                                                    ==========   ==========


LIABILITIES
Deposits:
    Non-interest bearing demand                     $  230,607   $  234,265
    Interest bearing demand                            597,385      619,097
    Savings deposits                                   253,536      249,830
    Certificates of deposit                            782,068      767,169
                                                    ----------   ----------
	Total deposits                               1,863,596    1,870,361
                                                    ----------   ----------
Other borrowings                                       261,050      159,317
Accrued interest payable                                 8,519        8,438
Other liabilities                                       13,271       13,515
                                                    ----------   ----------
Total Liabilities                                    2,146,436    2,051,631
                                                    ----------   ----------


SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized; none outstanding                             ---          ---
Common stock,($2.0833 par value; 50,000,000
  shares authorized; 20,996,531 shares issued)          43,742       43,742
Capital surplus                                         58,999       59,464
Retained earnings                                      224,876      218,539
Treasury stock (2,997,598 and 2,428,591
  shares, respectively, at cost)                       (73,525)     (62,009)
Accumulated other comprehensive income (fair
  value adjustments)                                       481         (365)
Deferred benefits for directors and employees           (2,899)        (865)
                                                    ----------   ----------
Total Shareholders' Equity                             251,674      258,506
                                                    ----------   ----------
Total Liabilities and Shareholders' Equity          $2,398,110   $2,310,137
                                                    ==========   ==========

See Notes to Consolidated Financial Statements.


                                WESBANCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                             For the three           For the six
                                              months ended            months ended
                                                June 30,                June 30,
                                          --------------------     --------------------
                                             2001       2000         2001        2000
                                          --------    --------     --------    --------
INTEREST INCOME
   Loans, including fees                  $ 31,852    $ 31,774     $ 64,469    $ 62,454
   Securities:
     Taxable                                 6,355       6,032       11,868      12,003
     Tax-exempt                              2,573       2,390        4,838       4,858
                                          --------    --------     --------    --------
       Total interest on securities          8,928       8,422       16,706      16,861
                                          --------    --------     --------    --------
   Federal funds sold                          560         165        1,070         372
                                          --------    --------     --------    --------
       Total interest income                41,340      40,361       82,245      79,687
                                          --------    --------     --------    --------

INTEREST EXPENSE
   Interest bearing demand deposits          4,534       5,276        9,787      10,329
   Savings deposits                          1,245       1,336        2,468       2,689
   Certificates of deposit                  11,167      10,679       22,340      20,776
                                          --------    --------     --------    --------
       Total interest on deposits           16,946      17,291       34,595      33,794
   Other borrowings                          2,696       2,025        5,016       3,991
                                          --------    --------     --------    --------
       Total interest expense               19,642      19,316       39,611      37,785
                                          --------    --------     --------    --------
NET INTEREST INCOME                         21,698      21,045       42,634      41,902
   Provision for loan losses                 1,123         880        2,023       1,447
                                          --------    --------     --------    --------
Net interest income after
  provision for loan losses                 20,575      20,165       40,611      40,455
                                          --------    --------     --------    --------


NON-INTEREST INCOME
   Trust fees                                2,831       2,848        5,953       5,967
   Service charges on deposits               2,397       2,153        4,486       3,894
   Other income                                696         515        1,230       1,206
   Net securities gains                        129         221          384         217
                                          --------    --------     --------    --------
       Total non-interest income             6,053       5,737       12,053      11,284
                                          --------    --------     --------    --------

NON-INTEREST EXPENSE
   Salaries and wages                        6,859       7,078       13,480      13,770
   Employee benefits                         1,423       1,121        2,703       2,635
   Net occupancy                             1,061         948        2,053       1,888
   Equipment                                 1,496       1,534        3,028       3,137
   Other operating                           5,348       5,314        9,967      10,507
                                          --------    --------     --------    --------
       Total non-interest expense           16,187      15,995       31,231      31,937
                                          --------    --------     --------    --------
Income before provision for income taxes    10,441       9,907       21,433      19,802
       Provision for income taxes            3,141       3,226        6,728       6,191
                                          --------    --------     --------    --------
NET INCOME                                $  7,300    $  6,681     $ 14,705    $ 13,611
                                          ========    ========     ========    ========


Earnings per share                           $0.40       $0.35        $0.80       $0.70

Average shares outstanding              18,118,639  19,215,808   18,301,754  19,431,770

Dividends per share                          $0.23      $0.225        $0.46      $0.445


See Notes to Consolidated Financial Statements


                                WESBANCO, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, dollars in thousands,except per share amounts)

                                                                                               Accumulated   Deferred
                                          Common Stock                                            Other      Benefits for
                                     ---------------------    Capital   Retained   Treasury    Comprehensive Directors &
                                       Shares       Amount    Surplus   Earnings    Stock      Income/(Loss) Employees      Total
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                    19,789,925     $43,742   $60,133   $208,508   $(34,311)      $(7,456)    $ (952)    $ 269,664
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                13,611                                            13,611
Net fair value adjustment on
   securities available for
   sale - net of tax effect                                                                          (652)                   (652)
                                                                                                                         ----------
     Comprehensive income                                                                                                   12,959
Cash dividends:
   Common ($.445 per share)                                               (8,493)                                           (8,493)
Treasury shares purchased - net        (734,716)                 (276)              (16,701)                               (16,977)
Deferred benefits for directors - net                                                                            (32)          (32)
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2000                        19,055,209     $43,742   $59,857   $213,626   $(51,012)      $(8,108)     $(984)     $257,121
==================================================================================================================================



----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                    18,567,940     $43,742   $59,464   $218,539   $(62,009)      $  (365)     $(865)     $258,506
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                14,705                                            14,705
Net fair value adjustment on
   securities available for
   sale - net of tax effect                                                                           537                      537
Cumulative effect of accounting
   change for derivative financial
   instruments - net of tax effect                                                                    558                      558
Net fair value adjustment on
   derivatives - net of tax effect                                                                   (174)                    (174)
Net derivative gains reclassified
   into earnings - net of tax effect                                                                  (75)                     (75)
                                                                                                                          --------
     Comprehensive income                                                                                                   15,551
Cash dividends:
   Common  ($.46 per share)                                               (8,368)                                           (8,368)
Treasury shares purchased - net        (569,007)                 (465)              (11,516)                               (11,981)
Borrowing on ESOP debt                                                                                        (2,000)       (2,000)
Deferred benefits for directors - net                                                                            (34)          (34)
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2001                        17,998,933     $43,742   $58,999   $224,876   $(73,525)        $ 481    $(2,899)     $251,674
==================================================================================================================================


Comprehensive income for the three-month periods ended June 30, 2001 and 2000 was $5,719 and $7,023, respectively.

See Notes to Consolidated Financial Statements.

                                WESBANCO, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(Unaudited, in thousands)


                                                     For the six months ended
                                                               June 30,
Increase in Cash and Cash Equivalents                ------------------------
                                                         2001         2000
                                                     ----------    ----------
Cash Flows From Operating Activities:
Net Income                                           $   14,705    $   13,611
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                          2,559         2,447
    Net amortization (accretion)                           (251)          291
    Provision for loan losses                             2,023         1,447
    Gains on sales of securities - net                     (384)         (217)
    Deferred income taxes                                    95          (304)
    Other - net                                          (1,844)         (102)
    Net change in:
      Interest receivable                                   233           856
      Other assets and other liabilities                  1,993           673
      Interest payable                                       81         2,789
                                                     ----------    ----------
Net cash provided by operating activities                19,210        21,491
                                                     ----------    ----------

Cash Flows From Investing Activities:
    Securities held to maturity:
      Proceeds from maturities and calls                 10,575        10,327
      Payments for purchases                            (54,619)         (488)
    Securities available for sale:
      Proceeds from sales                                47,681         9,273
      Proceeds from maturities and calls                 99,954        29,905
      Payment for purchases                            (207,669)      (22,958)
    Increase (decrease) in loans                         40,606       (48,343)
    Purchases of premises and equipment - net            (1,915)       (1,764)
    Purchases of bank owned life insurance                  ---        (4,400)
                                                     ----------    ----------
Net cash used in investing activities                   (65,387)      (28,448)
                                                     ----------    ----------
Cash Flows From Financing Activities:
    Increase (decrease) in deposits                      (6,765)       38,873
    Increase in other borrowings                        101,733         1,634
    Dividends paid                                       (8,447)       (8,653)
    Treasury shares purchased - net                     (11,981)      (16,977)
                                                     ----------    ----------
Net cash provided by financing activities                74,540        14,877
                                                     ----------    ----------

Net increase in cash and cash equivalents                28,363         7,920
Cash and cash equivalents at beginning of period         73,416        81,354
                                                     ----------    ----------
Cash and cash equivalents at end of period           $  101,779    $   89,274
                                                     ==========    ==========

Supplemental Disclosures:
Interest paid on deposits and other borrowings       $   39,530    $   34,996
Income taxes paid                                         6,791         6,315


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


Note 2 - Agreements to Merge
----------------------------
     WesBanco's banking subsidiary, WesBanco Bank, Inc., has received notification from its bank regulatory agency, the Federal Reserve Bank of Cleveland, of a downgrading of the bank's Community Reinvestment Act rating. The impact of this change could be anticipated to adversely affect the ability of WesBanco to obtain regulatory approval for its two previously announced acquisitions with Freedom Bancshares, Inc. and American Bancorporation. WesBanco is presently weighing the consequences of the rating, the regulatory appeals available and the impact which these issues will have on the previously announced projected closing dates.

Note 3 - New accounting standards
---------------------------------
     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The statement also addresses disclosure requirements for business combinations and initial recognition and measurement criteria for goodwill and other intangible assets as a result of purchase business combinations.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which changes the accounting for goodwill from an amortization method of to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, will cease upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Corporation will adopt SFAS
No. 142 effective January 1, 2002, as required. Early adoption is not permitted. The impact of adopting the provisions of this statement on WesBanco's financial position and results of operations is currently not estimable and will depend on the completion of an analysis of the Corporation's goodwill balances and the cessation of goodwill amortization.


Item 2. - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
     Forward-looking statements in this report relating to the Corporation's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements, which are not historical fact, involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, and consumer loan customers and their lending activities; actions of the Federal Reserve Board and Federal Deposit Insurance Corporation, legislative, and federal and state regulatory actions or reforms; or other unanticipated external developments materially impacting the Corporation's operational and financial performance. The Corporation does not assume any duty to update forward-looking statements.

                                Earnings Summary
                                ----------------
           Comparison of the six-months ended June 30, 2001 and 2000
           ---------------------------------------------------------
     WesBanco's earnings per share for the six-months ended June 30, 2001 increased 14.3% to $0.80 compared to $0.70 for the six-months ended June 30, 2000. Net income increased 8.0% to $14.7 million compared to $13.6 million. WesBanco's increased net income was primarily due to a reduction in non-interest expense from improved internal operating efficiencies and increases in net interest income and deposit service activity fees. The percentage increase in earnings per share exceeded the percentage increase in net income due to shares repurchased under WesBanco's corporate stock repurchase plan.
     WesBanco's key earnings performance ratios improved for the six-month comparative period. Return on average assets increased to 1.26% from 1.20% and a return on average equity increased to 11.53% from 10.47%.
     WesBanco's core earnings per share for the six-months ended June 30, 2001 increased 13.7% to $0.83 compared to $0.73 for the six-months ended June 30, 2000. Core earnings, which excludes amortization of goodwill, net securities gains and net gains/losses on sale of assets increased 7.2% to $15.2 million compared to $14.2 million.


TABLE 1:   AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                         Three months ended June 30,                 Six months ended June 30,
                                    --------------------------------------   --------------------------------------
                                            2001                2000                 2001                2000
                                    ------------------  ------------------   ------------------   -----------------
(dollars in thousands)                Average  Average    Average  Average     Average  Average    Average  Average
                                      Volume    Rate      Volume    Rate       Volume    Rate      Volume    Rate
                                    ------------------  ------------------   ------------------   -----------------
ASSETS
Loans,net of unearned income (1)    $1,556,241  8.21%   $1,550,229  8.24%    $1,566,712  8.30%    $1,539,213  8.16%
Securities: (2)
  Taxable                              408,133  6.23%      370,583  6.51%       377,591  6.29%       373,198  6.43%
  Tax-exempt (3)                       212,018  7.47%      192,212  7.65%       198,079  7.52%       195,638  7.64%
                                    ------------------  ------------------   ------------------   -----------------
    Total securities                   620,151  6.65%      562,795  6.90%       575,670  6.71%       568,836  6.85%
Federal funds sold                      52,227  4.30%       10,787  6.15%        45,853  4.67%        12,475  6.00%
                                    ------------------  ------------------   ------------------   -----------------
    Total earning assets (3)         2,228,619  7.68%    2,123,811  7.89%     2,188,235  7.80%     2,120,524  7.81%
                                    ------------------  ------------------   ------------------   -----------------
Other assets                           163,615             156,784              161,622              151,103
                                    -----------         -----------          -----------          -----------
Total Assets                        $2,392,234          $2,280,595           $2,349,857           $2,271,627
                                    ===========         ===========          ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits    $  613,464  2.96%   $  599,780  3.54%    $  614,405  3.21%    $  600,474  3.46%
Savings deposits                       253,981  1.97%      271,613  1.98%       252,479  1.97%       272,967  1.98%
Certificates of deposit                775,955  5.77%      774,439  5.55%       770,536  5.85%       764,137  5.47%
                                    ------------------  ------------------   ------------------   -----------------
    Total interest bearing deposits  1,643,400  4.14%    1,645,832  4.23%     1,637,420  4.26%     1,637,578  4.15%
Other borrowings                       245,202  4.41%      140,703  5.79%       211,908  4.77%       142,088  5.65%
                                    ------------------  ------------------   ------------------   -----------------
    Total interest
     bearing liabilities             1,888,602  4.17%    1,786,535  4.35%     1,849,328  4.32%     1,779,666  4.27%
                                    ------------------  ------------------   ------------------   -----------------
Non-interest bearing
  demand deposits                      227,307             217,614              222,395              217,614
Other liabilities                       20,271              19,150               20,988               17,051
Shareholders' Equity                   256,054             257,296              257,146              257,296
                                    ----------          ----------           ----------           ----------
Total Liabilities and
  Shareholders' Equity              $2,392,234          $2,280,595           $2,349,857           $2,271,627
                                    ==========          ==========           ==========           ==========
Net yield on earning assets                     3.90%               3.98%                3.92%                3.97%
                                              =======             =======              =======              =======
Taxable-equivalent net yield on earning assets  4.15%               4.23%                4.15%                4.22%
                                              =======             =======              =======              =======


(1) Gross of allowance for loan losses and net of unearned income, includes non-accrual and loans held for sale, loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) Taxable-equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.


TABLE 2:  RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND
           INTEREST EXPENSE



                                          Three months ended June 30,    Six months ended June 30,
                                             2001 compared to 2000          2001 compared to 2000
(in thousands)                           ----------------------------   ----------------------------
                                                         Net Increase                   Net Increase
                                          Volume    Rate  (Decrease)      Volume   Rate  (Decrease)
                                         ----------------------------   ----------------------------
Increase (decrease) in interest income:
Loans, net of unearned income            $   247   $ (169)     $   78   $ 1,036    $   979   $ 2,015
Taxable securities                           452     (129)        323       140       (275)     (135)
Tax-exempt securities (1)                     77      204         281        93       (124)      (31)
Federal funds sold                           421      (26)        395       796        (98)      698
                                         ----------------------------   ----------------------------
  Total interest income change (1)         1,197     (120)      1,077     2,065        482     2,547
                                         ----------------------------   ----------------------------


Increase (decrease) in interest expense:
Interest bearing demand deposits             185     (927)       (742)      228       (770)     (542)
Savings deposits                             (71)     (20)        (91)     (207)       (14)     (221)
Certificates of deposit                       68      420         488       169      1,395     1,564
Other borrowings                           1,095     (424)        671     1,717       (692)    1,025
                                         ----------------------------   ----------------------------
  Total interest expense change            1,277     (951)        326     1,907        (81)    1,826
                                         ----------------------------   ----------------------------

Taxable-equivalent net interest
  income increase (decrease) (1)         $   (80)  $  831     $   751   $   158    $   563   $   721
                                         ============================   ============================
Increase (decrease) in taxable-
equivalent adjustment                                              98                            (11)
                                                              -------                        -------
Net interest income increase                                  $   653                        $   732
                                                              =======                        =======


(1) Taxable-equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.


                                Net Interest Income
                                -------------------
     Net interest income, on a taxable-equivalent basis "TE", increased
$0.7 million for the six-months ended June 30, 2001 compared to the six-months ended June 30, 2000. Average earning assets increased $67.7 million or 3.2%, while average interest bearing liabilities increased $69.7 million or 3.9%.
As shown in Table 1, the net TE yield on average earning assets decreased slightly to 4.15% compared to 4.22%. Similar to industry trends, WesBanco's net yield decreased slightly due to competitive pricing pressure to adjust rates on loan and deposit products. The decline of interest rates during the first half of 2001 has favorably impacted WesBanco's net interest income. Table 2 presents the impact these volume and rate changes had on net interest income.
     Interest income TE increased $2.5 million or 3.1% for the six-months ended June 30, 2001 compared to the six-months ended June 30, 2000. As shown in Table 2, interest income TE increased $2.0 million due to average volume increases and increased $0.5 million due to average rates. As shown in Table 1, all average earning asset categories increased for the comparative periods. Loans grew $27.5 million, federal funds sold increased $33.4 million and securities grew $6.8 million. The increases in average loan volume and yields were partially offset by lower yields on the increased volume in liquid assets such as federal funds sold and securities. This change in asset mix and the general decline in interest rates during the first half of 2001 contributed to the slight decrease in TE yield on average earning assets to
7.80 % from 7.81%.
     Interest expense increased $1.8 million or 4.8% for the six-months ended June 30, 2001 compared to the six-months ended June 30, 2000. As shown in Table 2, the increase in interest expense was primarily due to average volume increases. The cost of funds on average interest bearing liabilities increased to 4.32% from 4.27%. Average volume increases in other borrowings of $69.8 million, interest bearing demand deposits of $13.9 million and certificates of deposits of $6.3 million were partially offset by average volume decreases in savings deposits of $20.5 million. Customers shifted savings balances into the competitively priced Prime Rate Money Market product and certificates of deposit. Average rate increases in certificates of deposit to 5.85% from 5.47% increased interest expense by $1.4 million. Average rate decreases in interest bearing demand deposits and other borrowings reduced interest expense by $0.8 million and $0.7 million, respectively.



                              Non-interest Income
                              -------------------
     Non-interest income, excluding net securities gains, increased $0.6 million or 5.4% for the six-months ended June 30, 2001 compared to the six-months ended June 30, 2000. This increase resulted primarily from increases in deposit activity income and gains generated from the sale of real estate loans originated and sold in the secondary market. Deposit activity income increased $0.6 million or 15.2% due to increases in deposit activity fees, debit card and ATM fees. Gains generated from the sale of real estate loans originated and sold in the secondary market increased $0.2 million. Trust revenue remained strong at $6.0 million for the comparative periods.

                              Non-interest Expense
                              --------------------
     Non-interest expense for the six-months ended June 30, 2001 decreased $0.7 million or 2.2% compared to the six-months ended June 30, 2000 due primarily to reductions in other operating expense and employee costs. Other operating expense decreased $0.5 million or 5.1% due to lower marketing, supplies and communication expenses. Employee costs decreased $0.2 million primarily due to a lower number of employees. Average full time-equivalent employees decreased to 1,022 at June 30, 2001 from 1,066 at June 30, 2000. The reduction in employee costs was partially offset by an increase in health care costs. The consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank charter in 2000 continues to provide improved internal operating efficiencies. As a result, WesBanco's operating efficiency ratio has improved to 53.5% from 56.3% last year.


                                 Income Taxes
                                 ------------

TABLE 3:  Reconciliation of Income Tax Rates


                                                    For the six months ended
                                                             June 30,
                                                    ------------------------
                                                        2001          2000
                                                    -----------   ----------
Federal statutory tax rate                               35%           35%
Tax-exempt interest income from securities
  of states and political subdivisions                   (6)           (7)
State income tax - net of federal tax effect              4             4
All other - net                                          (2)           (1)
                                                    -----------   ----------
  Effective tax rate                                     31%           31%
                                                    ===========   ==========

     WesBanco's federal income and state tax expense increased $0.5 million to $6.7 million for the six-months ended June 30, 2001 compared to $6.2 million for the six-months ended June 30, 2000. In the second quarter of 2001, WesBanco concluded the Internal Revenue Service examination of its 1996 and 1997 federal and state income tax returns for a cost of approximately $0.1 million. The Corporation's effective tax rate remained at 31%.


                               Financial Condition
                               -------------------
     Total assets of WesBanco were $2.4 billion as of June 30, 2001, an increase of $88.0 million or 3.8% compared to total assets as of December 31, 2000. Total securities increased $105.5 million or


19.3%, total loans decreased $42.7 or 2.7%, deposits decreased $6.8 million and other borrowings increased $101.7 million or 63.9% during the first half of 2001. WesBanco utilized the increase in other borrowings as an alternate source of funds and invested the proceeds into short and long-term securities to take advantage of yield opportunities during the first half of 2001. The decrease in total loans was primarily due to a general slow down in the regional economy and the payoffs of two large commercial loans during the first quarter of 2001.

TABLE 4:  Composition of Securities


                                                      June 30,    December 31,
(in thousands)                                          2001         2000
                                                     ----------   ------------
Securities held to maturity (at amortized cost):
----------------------------------------------
  U.S. Treasury and Federal Agency securities        $   4,063     $   4,357
  Obligations of states and political subdivisions     218,027       173,771
  Other debt securities                                 18,038        17,974
                                                     ----------    ----------
    Total securities held to maturity (fair value
     of $243,134 and $198,534, respectively)           240,128       196,102
                                                     ----------    ----------

Securities available for sale (at fair value):
---------------------------------------------
  U. S. Treasury and Federal Agency securities         234,504       206,268
  Obligations of states and political subdivisions      12,223        12,907
  Corporate securities                                   7,126         3,033
  Mortgage-backed and other debt securities            157,881       128,079
                                                     ----------    ----------
    Total securities available for sale (amortized
     cost of $411,391 and $350,831, respectively)      411,734       350,287
                                                     ----------    ----------
      Total securities                               $ 651,862     $ 546,389
                                                     ==========    ==========

     Total securities increased $105.5 million or 19.3% from December 31, 2000 to June 30, 2001, representing a use of funds. WesBanco purchased tax-exempt obligations classified as held to maturity securities to improve tax-equivalent income. Additionally, WesBanco purchased Federal Agencies and mortgage-backed securities, classified as available for sale, to take advantage of favorable market rate opportunities during the first half of 2001. Unrealized pre-tax gains on available for sale securities (fair value adjustments) increased to a $0.3 million market gain as of June 30, 2001 compared to a $0.5 million market loss as of December 31, 2000. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities classified as available for sale. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.


TABLE 5:  Composition of Loans


                                                    June 30,   December 31,
  (in thousands)                                     2001         2000
                                                 -----------   ------------
  Commercial                                     $   536,890    $   546,136
  Real estate - construction                          36,038         36,007
  Real estate                                        637,028        654,315
  Personal, net of unearned income                   338,061        354,244
                                                 -----------    -----------
     Loans, net of unearned income               $ 1,548,017    $ 1,590,702
                                                 ===========    ===========

     Loans, net of unearned income decreased $42.7 million or 2.7% from December 31, 2000 to June 30, 2001. The decrease in the loan portfolio was primarily due to a general slowdown in the regional economy and two large commercial loans that were paid off in the first quarter of 2001. WesBanco was able to generate loan activity by increasing real estate loans originated and sold to the secondary market by 67.3% to $42.5 million for the six-months ended June 30, 2001 compared to $25.4 million for the six-months ended
June 30, 2000. The composition of loans as a percentage of total loans consisted of commercial at 35%, real estate at 43% and personal loans at 22% as of June 30, 2001. WesBanco's loan to deposit ratio was 83.1% at June 30, 2001.

TABLE 6: Non-performing Assets, Other Impaired Loans and Loans Past Due 90
         Days or More


                                                     June 30,    December 31,
  (in thousands)                                       2001          2000
                                                    ----------   ------------
  Non-accrual loans                                   $  4,023      $  5,561
  Renegotiated loans                                     3,812           417
                                                    ----------    ----------
     Total non-performing loans                          7,835         5,978
  Other real estate owned                                3,037         3,424
                                                    ----------    ----------
     Total non-performing assets                        10,872         9,402
  Other impaired loans (1)                               8,711        11,513
                                                    ----------    ----------
        Total non-performing assets and
            other impaired loans                      $ 19,583      $ 20,915
                                                    ==========    ==========
Loans past due 90 days or more                        $  6,675      $  6,581
                                                    ==========    ==========

(1) Includes loans internally classified as doubtful and substandard that meet the definition of impaired loans.


     WesBanco's level of non-performing assets and other impaired loans decreased $1.3 million from December 31, 2000 to June 30, 2001. This decrease resulted primarily from the payoff of a renegotiated commercial loan totaling $1.0 million. The decrease in other impaired loans and corresponding increase in renegotiated loans resulted primarily from the reclassification of three commercial loans totaling $4.1 million during the first quarter of 2001. One of the three renegotiated commercial loans totaling $1.0 million was paid off in the second quarter of 2001. The remaining two renegotiated commercial loans are currently performing under the renegotiated terms.
     Non-performing assets and other impaired loans as a percentage of total loans decreased to 1.27% from 1.31% for the comparative periods. WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans. Impaired loans include all non-accrual and renegotiated loans, as well as loans internally classified as substandard or doubtful that meets the definition of impaired loans. Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or fair value of the collateral for loans that are collateral-dependent.

TABLE 7: Allowance for Loan Losses


                                                     For the six months ended
                                                             June 30,
  (in thousands)                                     ------------------------
                                                        2001          2000
                                                     -----------  -----------
Balance, at beginning of period                        $  20,030    $  19,752

 Charge-offs                                              (2,350)      (1,667)
 Recoveries                                                  271          677
                                                     -----------   ----------
   Net charge-offs                                        (2,079)        (990)

 Provision for loan losses                                 2,023        1,447
                                                     -----------   ----------
Balance, at end of period                              $  19,974    $  20,209
                                                     ===========   ==========

     The allowance for loan losses is maintained at a level considered adequate by management. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. While management has allocated the allowance for loan losses to each loan category, the allowance is general in nature and available for the loan portfolio in its entirety.
     The allowance for loan losses as a percentage of total loans remained consistent at 1.29% as of June 30, 2001 and June 30, 2000. Net loan charge-offs increased $1.1 million due to a $0.7 million increase in charge-offs and a $0.4 million decrease in recoveries for the comparative periods. Personal loan charge-offs increased $0.7 million during the first half of 2001 due primarily to higher consumer bankruptcies. The net loan charge-offs to average loans ratio increased to 0.13% from 0.06% for the comparative periods.
     The adequacy of the allowance for loan losses is evaluated quarterly. Specific reserves are established when warranted for commercial loans greater than $0.1 million. The determination of specific reserves takes into consideration the anticipated future cash flows available to pay the loan and/or the estimated realizable value of collateral and other secondary repayment sources, if any. For all other commercial loans not specifically reserved, and residential real estate and personal loans, management considers historical delinquency and net charge-off experience relative to loans outstanding for each segment to estimate losses.
     Management also evaluates factors such as economic conditions, changes in underwriting standards or practices, delinquency and other trends in the portfolio, specific industry conditions, loan concentrations, the results of recent internal loan reviews or regulatory examinations, and other relevant factors that may impact the loan portfolio. Management relies on certain types of observable data, such as employment statistics, trends in bankruptcy filings, and external events that impact particular industries, to determine whether loss attributes exist at the balance sheet date that will lead to higher than historical losses in any segment of the portfolio.

                      Deposits and Other Borrowings
                      -----------------------------
     Deposits decreased $6.8 million from December 31, 2000 to June 30, 2001 reflecting reductions in non-interest and interest bearing demand deposits. These decreases were partially offset by growth in savings and certificates of deposit. The growth in certificates of deposit was primarily due to increases in short-term certificates of deposit. This shifting of funds reflects customers' preference for a variety of short-term, competitively priced deposit alternatives in a period of declining interest rates.
     Other borrowings, which include repurchase agreements, Federal funds purchased and Federal Home Loan Bank borrowings increased $101.7 million or 63.9%, representing a source of funds from December 31, 2000 to June 30, 2001. Repurchase agreements increased $45.0 million, Federal funds purchased increased $27.1 million and Federal Home Loan Bank borrowings increased $29.6 million. WesBanco utilized the increase in other borrowings as an alternate source of funds due to the decrease in deposits during the first half of 2001 to fund the purchases of tax-exempt, Federal Agency and mortgage-backed securities and maintained adequate balance sheet liquidity for future loan commitments or the purchase of securities.


                               Capital Resources
                               -----------------
     Shareholders' equity remained strong at June 30, 2001, highlighted by Tier I leverage capital of 9.8% and Tier I and total risk-based capital ratios of 14.3% and 15.5%, respectively. Book value per share was $13.98 at June 30, 2001 compared to $13.92 at December 31, 2000. Shareholders' equity decreased $6.8 million from December 31, 2000 to June 30, 2001 primarily due to the Corporation's purchase of 622,404 treasury shares for $13.1 million and borrowing $2.0 million in WesBanco's Employee Stock Ownership Plan. This reduction in capital was partially offset by the $6.3 million retention of earnings, net of dividends.
     On March 21, 2001 WesBanco approved a new program to repurchase up to an additional one million shares of WesBanco common stock. As of June 30, 2001, 611,296 shares of WesBanco common stock remain to be repurchased under the current stock repurchase plan. The timing, price and quantity of purchases under the plan are at the discretion of the Corporation and the plan may be discontinued or suspended at any time.

TABLE 8:  Capital Adequacy Ratios

                                                    June 30,  December 31,
                                                      2001       2000
                                                    --------  ------------
  Tier I leverage capital                              9.8%      10.5%
  Tier I risk-based capital                           14.3%      14.4%
  Total risk-based capital                            15.5%      15.6%

     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 8, the Corporation's Tier I leverage, Tier I risk-based and total risk-based capital ratios are well above the required minimum levels of 4%, 4%, and 8%, respectively. At June 30, 2001 and December 31, 2000, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and is considered well-capitalized under FDICIA. There are no conditions or events that have occurred since June 30, 2001 that management believes has changed WesBanco's well-capitalized category.


                                  Liquidity Risk
                                  --------------
     Liquidity risk is managed through the Corporation's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs of the Corporation. This is accomplished by maintaining liquid assets in the form of securities, maintaining sufficient borrowing capacity and a stable core deposit base. WesBanco's Asset/Liability Management Committee monitors liquidity.
     The principal source of liquidity is WesBanco's deposit base and other borrowings. The Corporation's banking subsidiary maintains a Federal Home Loan Bank borrowings line of credit of $601.6 million, of which $539.6 million currently remains unused. The Corporation increased FHLB borrowings by $29.6 million during the first half of 2001 and used the proceeds to purchase tax-exempt, Federal Agency and mortgage-backed securities.
     The securities portfolio, federal funds sold and cash and due from banks serves as additional sources of liquidity. Securities totaled $651.9 as of June 30, 2001, of which $411.8 million were classified as available for sale. Securities maturing within one year from both the available for sale and held to maturity portfolios totaled $24.2 million at June 30, 2001.
Securities of $322.8 million were pledged at June 30, 2001. Additional liquidity is provided by federal funds sold of $40.7 million and cash and due from banks of $61.1 million at June 30, 2001.
     At June 30, 2001, the Corporation had outstanding commitments to extend credit in the ordinary course of business approximating $231.2 million. On a historical basis, only a small portion of these commitments should result in an outflow of funds. Management believes the Corporation has sufficient liquidity to meet current obligations to borrowers, depositors and others.

                               Earnings Summary
                               ----------------
          Comparison of the three-months ended June 30, 2001 and 2000
          -----------------------------------------------------------
     WesBanco's earnings per share for the three-months ended June 30, 2001 increased 14.3% to $0.40 compared to $0.35 for the three-months ended June 30, 2000. Net income increased 9.3% to $7.3 million compared to $6.7 million. WesBanco's increased net income was primarily due to improvements in net interest income and deposit service activity fees. The percentage increase in earnings per share exceeded the percentage increase in net income due to shares repurchased under WesBanco's corporate stock repurchase plan.


     WesBanco's key performance ratios improved in comparison to the second quarter of last year. Earnings performance reflected a return on average assets of 1.22% and a return on average equity of 11.44% for the three-months ended June 30, 2001 compared to a return on average assets of 1.18% and a return on average equity of 10.44% for the same period in 2000.
     WesBanco's core earnings per share for the three-months ended June 30, 2001 increased 16.7% to $0.42 compared to $0.36 for the three-months ended June 30, 2000. Core earnings, which excludes amortization of goodwill, net securities gains and net gains/losses on sale of assets increased 9.9% to $7.6 million compared to $7.0 million.

                              Net Interest Income
                              -------------------
     Net interest income, on a taxable-equivalent basis "TE", increased
$0.8 million or 3.4% for the three-months ended June 30, 2001 compared to the three-months ended June 30, 2000. As shown in Table 1, average earning assets increased $104.8 million or 4.9%, while average interest bearing liabilities increased $102.1 million or 5.71%. The net TE yield on average earning assets decreased slightly to 4.15% compared to 4.23%. Similar to industry trends, WesBanco's net yield decreased slightly due to competitive pricing pressure to adjust rates on loan and deposit products. The decline in interest rates during the first half of 2001 has favorably impacted WesBanco's net interest income during the second quarter of this year. Table 2 presents the impact these volume and rate changes had on net interest income.
     Interest income TE increased $1.1 million or 2.6% for the three-months ended June 30, 2001 compared to the three-months ended June 30, 2000. As shown in Table 2, average volume increases of $1.2 million or 2.9% were partially offset by average rate decreases of $0.1 million or 0.3%. As shown in Table 1, all average earning asset categories increased for the comparative periods. Securities grew $57.4 million, federal funds sold increased $41.4 million and loans grew $6.0 million. The general decline in interest rates during the first half of 2001 and a combination of lower loan demand and an increase in short-term earning assets at lower yields contributed to the decrease in TE yield on average earning assets of 7.68 % compared to 7.89%.
     Interest expense increased $0.3 million or 1.2% for the three-months ended June 30, 2001 compared to the three-months ended June 30, 2000. As shown in Table 2, interest expense increased $1.3 million due to average volume increases and decreased $1.0 million due to average rates. The average volume increases in other borrowings of $104.5 million offset the decrease in average interest rates. Customers continued to shift savings balances into the competitively priced Prime Rate Money


Market product and certificates of deposit. WesBanco's cost of funds on average interest bearing liabilities decreased to 4.17% from 4.35% during this period of declining interest rates.



                              Non-interest Income
                              -------------------
     Non-interest income, excluding net securities gains, increased $0.4 million or 7.4% for the three-months ended June 30, 2001 compared to the three-months ended June 30, 2000. This increase resulted primarily from increases in deposit activity income and gains generated from the sale of real estate loans originated and sold in the secondary market. Deposit activity income increased $0.2 million or 11.3% due to increases in deposit activity fees, debit cards and ATM fees. Gains generated from the sale of real estate loans originated and sold in the secondary market increased $0.1 million. Trust revenue remained strong at $2.8 million for the comparative periods.

                              Non-interest Expense
                              --------------------
     Non-interest expense for the three-months ended June 30, 2001 increased $0.2 million or 1.2% compared to the three-months ended June 30, 2000. This increase resulted primarily from increased employee costs, which was partially offset by a decrease in the number of employees. The increase in employee costs was due to a $0.4 million increase in health care costs. Salaries and wages decreased $0.2 million due primarily to a lower number of employees.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
     Through June 30, 2001, there have been no material changes to this information as presented in the 2000 Annual Report.

PART II - OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------

     WesBanco's banking subsidiary, WesBanco Bank, Inc., has received notification from its bank regulatory agency, the Federal Reserve Bank of Cleveland, of a downgrading of the bank's Community Reinvestment Act rating. The impact of this change may adversely affect the ability of WesBanco to obtain regulatory approval of its two previously announced acquisitions with Freedom Bancshares, Inc. and American Bancorporation. WesBanco is presently weighing the consequences of the rating, the regulatory appeals available to WesBanco, the timing and delays which could result therefrom and the likelihood of its ability to close the transactions. The time for closing the Freedom Bancshares, Inc.


transaction has expired under the terms of the applicable Merger Agreement and it is uncertain whether Freedom will consider extending the closing.

     WesBanco is involved in lawsuits, claims, investigations, and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operation.


Item 2. - Changes in Securities and Use of Proceeds
---------------------------------------------------
         Not Applicable

Item 3. - Defaults Upon Senior Securities
-----------------------------------------
         Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
         Not Applicable

Item 5. - Other Information
---------------------------
         Not Applicable

Item 6(a). - Exhibits
---------------------
         Not Applicable

Item 6(b). - Reports on Form 8-K
--------------------------------
         The Registrant filed no current reports on Form 8-K during the quarter ended June 30, 2001.


                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        WESBANCO, INC.
                                        --------------


Date: August 14, 2001                   /s/ Paul M. Limbert
      ---------------                   -------------------------------------
                                        Paul M. Limbert
                                        President and Chief Executive Officer


Date: August 14, 2001                   /s/ Robert H. Young
      ---------------                   ----------------------------------
                                        Robert H. Young
                                        Executive Vice President and
                                        Chief Financial Officer






