Form 10-Q
period 2001-09-30
WESBANCO INC
filed 2001-11-14
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
                                 FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001
             -------------------------------------------------
                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                        Commission File Number 0-8467
                                               ------
                                WESBANCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        West Virginia                                      55-0571723
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 1 Bank Plaza, Wheeling, WV                                     26003
----------------------------------------                      ----------
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
WesBanco had 17,947,884 shares outstanding at October 31, 2001.





                                 WESBANCO, INC.
                               TABLE OF CONTENTS
                               -----------------

ITEM #                                  ITEM                           PAGE NO.
------                                  ----                           --------

                            PART I - FINANCIAL INFORMATION
                            ------------------------------

  1                  Financial Statements                              3 - 7

  2                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     10 - 23

  3                  Quantitative and Qualitative Disclosures
                     About Market Risk                                 23 - 24

                              PART II - OTHER INFORMATION
                              ---------------------------

  1                  Legal Proceedings                                 24

  2                  Changes in Securities and Use of Proceeds         25

  3                  Defaults Upon Senior Securities                   25

  4                  Submission of Matters to a Vote of Security
                     Holders                                           25

  5                  Other Information                                 25

  6 (a)              Exhibits                                          25

  6 (b)              Reports on Form 8-K                               25 - 26



  Signatures                                                           27



PART I - FINANCIAL INFORMATION
------------------------------
Item 1. - Financial Statements
------------------------------
     Consolidated Balance Sheets at September 30, 2001 and December 31, 2000, and Consolidated Statements of Income for the three and nine-months ended September 30, 2001 and 2000, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine-months ended September 30, 2001 and 2000 are set forth on the following pages.
     In the opinion of management of WesBanco, Inc. ("WesBanco"), all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the nine-months ended September 30, 2001 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 2000 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.



                                 WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except par value amount)



                                           September 30,  December 31,
                                                2001          2000
                                          -------------  --------------
ASSETS
Cash and due from banks                    $   73,746     $   72,796
Due from banks - interest bearing                 684            620
Federal funds sold                             20,000            ---
Securities:
  Held to maturity (fair values of
   $251,278 and $198,534, respectively)       246,173        196,102
  Available for sale, carried at
   fair value                                 463,942        350,287
                                           ----------     ----------
        Total securities                      710,115        546,389
                                           ----------     ----------

Loans, net of unearned income               1,565,383      1,590,702
Allowance for loan losses                     (20,606)       (20,030)
                                           ----------     ----------
        Net loans                           1,544,777      1,570,672
                                           ----------     ----------
Premises and equipment                         50,715         53,147
Accrued interest receivable                    15,860         15,725
Other assets                                   50,050         50,788
                                           ----------     ----------
Total Assets                               $2,465,947     $2,310,137
                                           ==========     ==========


LIABILITIES
Deposits:
  Non-interest bearing demand              $  238,222     $  234,265
  Interest bearing demand                     240,462        260,058
  Money Market                                376,871        359,039
  Savings                                     254,294        249,830
  Certificates of deposit                     793,471        767,169
                                           ----------     ----------
        Total deposits                      1,903,320      1,870,361
                                           ----------     ----------
Other borrowings                              272,263        159,317
Accrued interest payable                        8,705          8,438
Other liabilities                              22,849         13,515
                                           ----------     ----------
Total Liabilities                           2,207,137      2,051,631
                                           ----------     ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding             ---            ---
Common stock,($2.0833 par value;
  50,000,000 shares authorized;
   20,996,531 shares issued)                   43,742         43,742
Capital surplus                                58,884         59,464
Retained earnings                             227,752        218,539
Treasury stock (3,052,996 and 2,428,591
  shares, respectively, at cost)              (74,693)       (62,009)
Accumulated other comprehensive
  income/(loss)                                 6,037           (365)
Deferred benefits for directors and
  employees                                    (2,912)          (865)
                                           ----------     ----------
Total Shareholders' Equity                    258,810        258,506
                                           ----------     ----------
Total Liabilities and Shareholders'
  Equity                                   $2,465,947     $2,310,137
                                           ==========     ==========

See Notes to Consolidated Financial Statements.


                                WESBANCO, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                             For the Three             For the Nine
                                             Months ended              Months ended
                                             September 30,             September 30,
                                          --------------------      --------------------
                                             2001        2000          2001        2000
                                          --------    --------      --------    --------
INTEREST INCOME
  Loans, including fees                   $ 31,606    $ 32,793      $ 96,075    $ 95,247
  Securities:
    Taxable                                  6,787       5,925        18,655      17,928
    Tax-exempt                               2,693       2,366         7,531       7,224
                                          --------    --------      --------    --------
      Total interest on securities           9,480       8,291        26,186      25,152
                                          --------    --------      --------    --------
    Federal funds sold                         477         489         1,547         861
                                          --------    --------      --------    --------
      Total interest income                 41,563      41,573       123,808     121,260
                                          --------    --------      --------    --------

INTEREST EXPENSE
  Interest bearing demand deposits             916       1,284         3,279       3,580
  Money Market deposits                      3,456       4,172        10,880      12,205
  Savings deposits                           1,256       1,314         3,724       4,003
  Certificates of deposit                   11,088      11,437        33,428      32,213
                                          --------    --------      --------    --------
      Total interest on deposits            16,716      18,207        51,311      52,001
  Other borrowings                           2,803       2,686         7,819       6,677
                                          --------    --------      --------    --------
        Total interest expense              19,519      20,893        59,130      58,678
                                          --------    --------      --------    --------
NET INTEREST INCOME                         22,044      20,680        64,678      62,582
  Provision for loan losses                  2,327         732         4,350       2,179
                                          --------    --------      --------    --------
Net interest income after provision
  for loan losses                           19,717      19,948        60,328      60,403
                                          --------    --------      --------    --------


NON-INTEREST INCOME
  Trust fees                                 2,607       2,698         8,560       8,665
  Service charges on deposits                2,307       2,095         6,793       5,989
  Other income                                 653         606         1,887       1,812
  Net securities gains                         583          25           967         242
                                          --------    --------      --------    --------
      Total non-interest income              6,150       5,424        18,207      16,708
                                          --------    --------      --------    --------

NON-INTEREST EXPENSE
  Salaries and wages                         7,172       7,024        20,652      20,794
  Employee benefits                          1,560       1,419         4,263       4,054
  Net occupancy                                984         933         3,037       2,821
  Equipment                                  1,386       1,725         4,414       4,862
  Other operating                            5,158       5,159        15,129      15,666
                                          --------    --------      --------    --------
      Total non-interest expense            16,260      16,260        47,495      48,197
                                          --------    --------      --------    --------
Income before provision for income taxes     9,607       9,112        31,040      28,914
       Provision for income taxes            2,601       2,724         9,329       8,915
                                          --------    --------      --------    --------
NET INCOME                                $  7,006    $  6,388      $ 21,711    $ 19,999
                                          ========    ========      ========    ========


Earnings per share                           $0.39       $0.34         $1.19       $1.04

Average shares outstanding              17,983,793  18,846,117    18,194,491  19,235,127

Dividends per share                          $0.23      $0.225         $0.69       $0.67



See Notes to Consolidated Financial Statements


                                WESBANCO, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                                                                                Accumulated  Deferred
                                           Common Stock                                             Other    Benefits for
                                      ---------------------    Capital   Retained   Treasury   Comprehensive Directors &
                                        Shares       Amount    Surplus   Earnings    Stock     Income/(Loss) Employees      Total
---------------------------------------------------------------------------------------------------------------------------------
December 31,1999                      19,789,925     $43,742   $60,133   $208,508   $(34,311)    $(7,456)    $ (952)    $ 269,664
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                 19,999                                          19,999
Net fair value adjustment on
   securities available for
   sale - net of tax effect                                                                        2,577                    2,577
                                                                                                                        ---------
        Comprehensive income                                                                                               22,576
Cash dividends:
   Common($.67 per share)                                                 (12,662)                                        (12,662)
Treasury shares purchased - net       (1,062,807)                 (372)              (24,388)                             (24,760)
Deferred benefits for directors - net                                                                           (40)          (40)
---------------------------------------------------------------------------------------------------------------------------------
September 30,2000                     18,727,118     $43,742   $59,761   $215,845   $(58,699)    $(4,879)    $ (992)     $254,778
=================================================================================================================================




---------------------------------------------------------------------------------------------------------------------------------
December 31,2000                      18,567,940     $43,742   $59,464   $218,539   $(62,009)    $  (365)    $ (865)     $258,506
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                 21,711                                          21,711
Net fair value adjustment on
   securities available for
   sale - net of tax effect                                                                        8,026                    8,026
Cumulative effect of accounting
   change for derivative financial
   instruments - net of tax effect                                                                   558                      558
Net fair value adjustment on
   derivatives - net of tax effect                                                                (2,070)                  (2,070)
Net derivative gains reclassified
into earnings - net of tax effect                                                                   (112)                    (112)
                                                                                                                        ---------
        Comprehensive income                                                                                               28,113
Cash dividends:
   Common  ($.69 per share)                                               (12,498)                                        (12,498)
Treasury shares purchased - net         (624,405)                 (580)              (12,684)                             (13,264)
Borrowing on ESOP debt                                                                                       (2,000)       (2,000)
Deferred benefits for directors - net                                                                           (47)          (47)
---------------------------------------------------------------------------------------------------------------------------------
September 30,2001                     17,943,535     $43,742   $58,884   $227,752   $(74,693)    $ 6,037    $(2,912)     $258,810
=================================================================================================================================


Comprehensive income for the three-month periods ended September 30, 2001 and 2000 was $12,562 and $9,617, respectively.

See Notes to Consolidated Financial Statements.


                                WESBANCO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(Unaudited, in thousands)


                                                      For the Nine Months ended
Increase in Cash and Cash Equivalents                        September 30,
                                                      -------------------------
                                                         2001            2000
                                                      ---------      ---------
Cash Flows From Operating Activities:
Net Income                                            $  21,711      $  19,999
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                            3,741          3,862
  Net amortization (accretion)                             (407)           354
  Provision for loan losses                               4,350          2,179
  Gains on sales of securities - net                       (967)          (242)
  Deferred income taxes                                     (63)          (218)
  Other - net                                            (1,825)          (107)
  Net change in:
   Interest receivable                                     (135)          (135)
   Other assets and other liabilities                     3,516            (79)
   Interest payable                                         267          4,200
                                                      ---------      ---------
Net cash provided by operating activities                30,188         29,813
                                                      ---------      ---------

Cash Flows From Investing Activities:
  Securities held to maturity:
    Proceeds from maturities and calls                   19,129         16,011
    Payments for purchases                              (69,026)          (475)
  Securities available for sale:
    Proceeds from sales                                  58,884         17,243
    Proceeds from maturities and calls                  141,297         40,915
    Payment for purchases                              (299,555)       (35,715)
  (Increase) decrease in loans                           21,545        (59,380)
  Purchases of premises and equipment - net              (1,484)        (2,007)
  Purchases of bank owned life insurance                    ---         (4,400)
                                                      ---------      ---------
Net cash used in investing activities                  (129,210)       (27,808)
                                                      ---------      ---------

Cash Flows From Financing Activities:
  Increase in deposits                                   32,959         42,416
  Increase (decrease) in other borrowings               112,946        (14,986)
  Dividends paid                                        (12,605)       (12,944)
  Treasury shares purchased - net                       (13,264)       (24,760)
                                                      ---------      ---------
Net cash  provided (used) by financing activities       120,036        (10,274)
                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents     21,014         (8,269)
Cash and cash equivalents at beginning of period         73,416         81,354
                                                      ---------      ---------
Cash and cash equivalents at end of period            $  94,430      $  73,085
                                                      =========      =========

Supplemental Disclosures:
Interest paid on deposits and other borrowings        $  60,061      $  54,478
Income taxes paid                                         7,256          9,335


See Notes to Consolidated Financial Statements.




                         WESBANCO, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------
Note 1 - Accounting policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of WesBanco, and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at September 30, 2001. The reclassifications had no effect on net income.
Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, due from banks-interest bearing and federal funds sold.
Generally, federal funds are sold for one-day periods.
Earnings per share: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.


Note 2 - Agreements to Merge
----------------------------
     On September 17, 2001, WesBanco and Freedom Bancshares, Inc. mutually agreed to terminate the definitive Agreement and Plan of Merger dated December 29, 2000, which provided for the acquisition of Freedom Bancshares, Inc. and the merger of Freedom Bancshares affiliate, Belington Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc.
     On October 24, 2001, WesBanco's banking subsidiary, WesBanco Bank, Inc., ("Bank") announced that it was successful in upgrading its Community Reinvestment Act ("CRA") rating to a "Satisfactory" rating through the Federal Reserve Bank Appeal process. The change in the Bank's CRA rating will permit WesBanco to proceed with the filing of an application to the Federal Reserve Bank of Cleveland for the acquisition of American Bancorporation, Wheeling, West Virginia, in accordance with the terms and conditions of the Agreement and Plan of Merger dated February 22, 2001.
     On November 7, 2001, WesBanco and American Bancorporation announced the execution of a First Amendment to the definitive Agreement and Plan of Merger dated February 22, 2001. The First


Amendment provides for an extension of the period within which this closing must be consummated from December 31, 2001 to March 31, 2002, extends the expiration of the term to be served by certain American representatives appointed to the boards of WesBanco, Inc. and WesBanco Bank, Inc. to December 31, 2002, and provides for both institutions to perform additional due diligence.


Note 3 - New accounting standards
---------------------------------
     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The statement also addresses disclosure requirements for business combinations and initial recognition and measurement criteria for goodwill and other intangible assets as a result of purchase business combinations.
     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which changes the accounting for goodwill from an amortization method to an evaluation of possible impairment approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, will cease upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. WesBanco will adopt SFAS No. 142 effective January 1,
2002, as required. Early adoption is not permitted. The impact of adopting the provisions of this statement on WesBanco's financial position and results of operations is currently not estimated and will depend on the completion of an analysis of WesBanco's goodwill balances and the cessation of goodwill amortization.
     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the WesBanco's financial statements.
     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues. The adoption of this statement, which is effective January 1, 2002, is not expected to have a material impact on the WesBanco's financial statements.


Item 2. - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
     Forward-looking statements in this report relating to WesBanco's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of
1995. Investors are cautioned that such forward-looking statements, which are not historical fact, involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions;
changes in interest rates; credit risks of commercial, real estate, and consumer loan customers and their lending activities;
actions of the Federal Reserve Board and Federal Deposit
Insurance Corporation, legislative, and federal and state regulatory actions or reforms; or other unanticipated developments materially impacting WesBanco's operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.


TABLE 1:    AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                             Three Months ended September 30,               Nine Months ended September 30,
                                        -----------------------------------------     -----------------------------------------
                                                2001                  2000                    2001                  2000
(dollars in thousands)                  -------------------   -------------------     -------------------   -------------------
                                          Average   Average     Average   Average       Average   Average     Average   Average
                                          Volume     Rate       Volume     Rate         Volume     Rate       Volume     Rate
                                        -------------------   -------------------     -------------------   -------------------
ASSETS
Loans,net of unearned income (1)        $1,555,644   8.06%    $1,570,826   8.31%      $1,562,982   8.22%    $1,549,828   8.21%
Securities: (2)
  Taxable                                  448,988   6.05%       362,645   6.53%         401,652   6.19%       369,648   6.47%
  Tax-exempt (3)                           218,012   7.60%       187,511   7.77%         204,797   7.54%       192,910   7.68%
                                        -------------------   -------------------     -------------------   -------------------
    Total securities                       667,000   6.55%       550,156   6.95%         606,449   6.65%       562,558   6.88%
Federal funds sold                          53,518   3.54%        28,804   6.76%          48,436   4.26%        17,958   6.40%
                                        -------------------   -------------------     -------------------   -------------------
    Total earning assets (3)             2,276,162   7.51%     2,149,786   7.94%       2,217,867   7.70%     2,130,344   7.84%
                                        -------------------   -------------------     -------------------   -------------------
Other assets                               167,700               160,106                 163,713               154,328
                                        -----------           -----------             -----------           -----------
Total Assets                            $2,443,862            $2,309,892              $2,381,580            $2,284,672
                                        ===========           ===========             ===========           ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits        $  243,799   1.49%    $  243,764   2.09%      $  247,597   1.77%    $  245,612   1.95%
Money Market deposits                      373,399   3.67%       347,397   4.76%         367,749   3.96%       351,735   4.64%
Savings deposits                           252,788   1.97%       264,272   1.98%         252,583   1.97%       270,047   1.98%
Certificates of deposit                    787,700   5.58%       792,802   5.74%         776,320   5.76%       773,761   5.56%
                                        -------------------   -------------------     -------------------   -------------------
    Total interest bearing deposits      1,657,686   4.00%     1,648,235   4.39%       1,644,249   4.17%     1,641,155   4.23%
Other borrowings                           278,540   3.99%       173,179   6.17%         234,363   4.46%       152,527   5.85%
                                        -------------------   -------------------     -------------------   -------------------
    Total interest
      bearing liabilities                1,936,226   4.00%     1,821,414   4.56%       1,878,612   4.21%     1,793,682   4.37%
                                        -------------------   -------------------     -------------------   -------------------
Non-interest bearing
  demand deposits                          232,421               212,006                 225,817               213,825
Other liabilities                           21,408                22,186                  21,130                18,062
Shareholders' Equity                       253,807               254,286                 256,021               259,103
                                        ----------            ----------              ----------            ----------
Total Liabilities and
  Shareholders' Equity                  $2,443,862            $2,309,892              $2,381,580            $2,284,672
                                        ==========            ==========              ==========            ==========
Taxable-equivalent net yield
 on earning assets                                   4.11%                 4.07%                   4.14%                 4.16%
                                                  ========              ========                ========              ========



(1) Excludes allowance for loan losses; includes non-accrual and loans held for sale; loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) Taxable-equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.



TABLE 2:    RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND
             INTEREST EXPENSE




                                        Three Months ended September 30,       Nine Months ended September 30,
(in thousands)                                2001 compared to 2000                  2001 compared to 2000
                                        --------------------------------      ---------------------------------
                                                           Net Increase                           Net Increase
                                          Volume      Rate  (Decrease)          Volume       Rate   (Decrease)
                                        -------------------------------       ---------------------------------
Increase (decrease) in interest income:
  Loans, net of unearned income         $   (287)  $  (900)     $(1,187)      $    875    $   (47)     $   828
  Taxable securities                       1,323      (461)         862          1,508       (781)         727
  Tax-exempt securities (1)                  583       (80)         503            675       (203)         472
  Federal funds sold                         293      (305)         (12)         1,054       (368)         686
                                        -------------------------------       --------------------------------
  Total interest income change (1)         1,912    (1,746)         166          4,112     (1,399)       2,713
                                        -------------------------------       --------------------------------


Increase (decrease) in interest expense:
  Interest bearing demand deposits           ---      (368)        (368)            28       (329)        (301)
  Money Market deposits                      295    (1,011)        (716)           533     (1,858)      (1,325)
  Savings deposits                           (51)       (7)         (58)          (261)       (18)        (279)
  Certificates of deposit                    (66)     (283)        (349)           104      1,111        1,215
  Other borrowings                         1,279    (1,162)         117          2,986     (1,844)       1,142
                                        -------------------------------       --------------------------------
  Total interest expense change            1,457    (2,831)      (1,374)         3,390     (2,938)         452
                                        -------------------------------       --------------------------------

Taxable-equivalent net interest
  income increase (decrease) (1)        $    455   $ 1,085      $ 1,540       $    722    $ 1,539      $ 2,261
                                        ===============================       ================================

Increase in taxable-
equivalent adjustment                                               176                                    165
                                                                -------                                -------
Net interest income increase                                    $ 1,364                                $ 2,096
                                                                =======                                =======


(1) Taxable-equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.


                         Earnings Summary
                         ----------------
 Comparison of the three-months ended September 30, 2001 and 2000
 ----------------------------------------------------------------
     WesBanco's earnings per share for the third quarter of 2001 increased 14.7% to $0.39 compared to $0.34 for the third quarter of 2000. Net income increased 9.7% to $7.0 million compared to $6.4 million. WesBanco's increased net income was primarily due to increases in net interest income, net securities gains and deposit activity fees. These positive factors were partially offset by an increase in the provision for loan losses.
     WesBanco's key earnings performance ratios improved for the three-month comparative period. Annualized return on average assets increased to 1.14% from 1.10% and annualized return on average equity increased to 10.95% from 9.99%.
     WesBanco's core earnings per share for the third quarter of 2001 increased 11.1% to $0.40 compared to $0.36 for the third quarter of 2000. Core earnings, which excludes amortization of goodwill, net securities gains and non-recurring items increased 6.5% to $7.2 million compared to $6.8 million.


                      Net Interest Income
                      -------------------
     Taxable-equivalent net interest income increased $1.5 million or 7.0% for the third quarter of 2001 compared to the third quarter of 2000. Average earning assets increased $126.4 million or 5.9%, while average interest bearing liabilities increased $114.8 million or 6.3%. As shown in Table 1, the net interest margin improved to 4.11% from 4.07%. The declining interest rates during 2001 and the short-term interest rate sensitivity of interest bearing liabilities favorably impacted WesBanco's net interest margin. Table 2 presents the impact these volume and rate changes had on the net interest margin.
     Taxable-equivalent interest income increased $0.2 million or 0.4% for the third quarter of 2001 compared to the third quarter of 2000. As shown in Table 2, taxable-equivalent interest income increased $1.9 million or 4.5% due to the growth of average earning assets and decreased $1.7 million or 4.1% due to the decline in average interest rates. As shown in Table 1, average securities increased $116.8 million, average federal funds sold increased $24.7 million and average loans decreased $15.2 million. The general decline in interest rates during 2001 and a combination of lower loan demand and an increase in securities at lower yields contributed to the decrease in taxable-equivalent yield on average earning assets to 7.51 % from 7.94%.


     Interest expense decreased $1.4 million or 6.6% for the third quarter of 2001 compared to the third quarter of 2000. As shown in Table 2, interest expense decreased $2.8 million or 13.6% due to average interest rate decreases and increased $1.4 million or 7.0% due to the growth of average interest bearing liabilities.
The decrease in average interest rates was primarily attributed to the 218 and 109 basis points reductions in other borrowings and money market accounts, respectively. The growth of average interest bearing liabilities resulted primarily from average increases in Federal Home Loan Bank ("FHLB") borrowings, repurchase agreements and Prime Rate Money Market accounts of $55.0 million, $30.7 million and $29.4 million, respectively. This growth was partially offset by reductions in average savings balances of $11.5 million and average certificates of deposit of $5.1 million. The decrease in interest rates during 2001 and customers shifting certificates of deposit into the competitively priced Prime Rate Money Market product contributed to the decrease in cost of funds on average interest bearing liabilities to 4.00% from 4.56%.


                     Non-interest Income
                     -------------------
     Non-interest income, excluding net securities gains, increased $0.2 million or 3.1% for the third quarter of 2001 compared to the third quarter of 2000. This increase resulted primarily from increases in deposit activity income and income from real estate loans originated for sale in the secondary market. Deposit activity income increased $0.2 million or 10.1% due to increases in deposit activity fees, debit cards and ATM fees. Income from real estate loans originated for sale in the secondary market increased $0.1 million. Trust revenue declined $0.1 million primarily due to the continued declines in the equity markets.
Net securities gains increased $0.6 million due primarily to gains realized on called U.S. Agency securities during the third quarter of 2001.


                      Non-interest Expense
                      --------------------
     Non-interest expense, excluding non-recurring acquisition related expenses, decreased $0.3 million for the third quarter of 2001 compared to the third quarter of 2000. WesBanco recognized acquisition related expenses of $0.3 million associated with the WesBanco and Freedom Bancshares, Inc. mutually agreed termination of the definitive Agreement and Plan of Merger dated
December 29, 2000. The decrease in non-interest expense was primarily due to reductions in equipment, marketing, and tele-communication expenses. Equipment costs decreased $0.3 million or 19.7%, marketing expense decreased $0.2 million and tele-communication expense decreased $0.1 million due to internal operating efficiencies achieved from the single bank charter consolidation. These decreases were partially offset by salary and employee costs, which increased $0.3 million or 3.4% due to increased temporary employment costs, recruiting expenses and health care costs.


                                  Income Taxes
                                  ------------
TABLE 3:  Reconciliation of Income Tax Rates


                                                  For the Three Months ended
                                                         September 30,
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------
Federal statutory tax rate                            35%             35%
Tax-exempt interest income from securities
  of states and political subdivisions                (8)             (7)
State income tax - net of federal tax effect           3               4
All other - net                                       (3)             (2)
                                                  ----------      ----------
  Effective tax rate                                  27%             30%
                                                  ==========      ==========

     WesBanco's federal income and state tax expense decreased $0.1 million to $2.6 million for the three-months ended September 30, 2001 compared to $2.7 million for the three-months ended
September 30, 2000. WesBanco's effective tax rate for third quarter of 2001 decreased to 27% from 30%. This decrease was primarily due to increases in tax-exempt securities and loan income recognized during the quarter.

                         Earnings Summary
                         ----------------
  Comparison of the nine-months ended September 30, 2001 and 2000
  ---------------------------------------------------------------
     WesBanco's earnings per share for the nine-months ended September 30, 2001 increased 14.4% to $1.19 compared to $1.04 for the nine-months ended September 30, 2000. Net income increased 8.6% to $21.7 million compared to $20.0 million. WesBanco's increased net income was primarily due to increases in net interest income, net securities gains, deposit activity fees and a reduction in non-interest expense resulting from improved internal operating efficiencies. These positive factors were partially offset by an increase in the provision for loan losses.
     WesBanco's key earnings performance ratios continued to improve. Annualized return on average assets increased to 1.22% from 1.17% and annualized return on average equity increased to 11.33% from 10.31%.
     WesBanco's core earnings per share increased 12.8% to $1.23 compared to $1.09. Core earnings, which excludes amortization of goodwill, net securities gains and non-recurring items increased
7.0% to $22.4 million compared to $20.9 million.


                        Net Interest Income
                        -------------------
     Taxable-equivalent net interest income increased $2.3 million or 3.4% for the nine-months ended September 30, 2001 compared to the nine-months ended September 30, 2000. The general decline in interest rates during 2001 and the growth of average earnings assets favorably impacted WesBanco's net interest income. As shown in Table 2, average earning assets increased $87.5 million or 4.1%, while average interest bearing liabilities increased
$84.9 million or 4.7%. Similar to industry trends, WesBanco's net interest margin decreased slightly to 4.14% from 4.16% due primarily to competitive pricing pressure to adjust rates on loan and deposit products. Increases in average securities at lower yields also impacted the decrease in the net interest margin. Additionally, customers are shifting savings balances into the competitively priced Prime Rate Money Market product and certificates of deposit at higher yields. Table 2 presents the impact these volume and rate changes had on net interest income.
     Taxable-equivalent interest income increased $2.7 million or 2.2% for the nine-months ended September 30, 2001 compared to the nine-months ended September 30, 2000. As shown in Table 2, taxable-equivalent interest income increased $4.1 million or 3.3%
due to the growth of average earning assets and decreased $1.4 million or 1.1% due to the decline in average interest rates. As shown in Table 1, all average earning asset categories increased for the comparative periods. Average securities, average federal funds sold and average loans grew $43.9 million, $30.5 million and $13.2 million, respectively. The general decline in interest rates during 2001 coupled with average increases in securities and federal funds sold at lower yields contributed to the decrease in taxable-equivalent yield on average earning assets to 7.70% from 7.84%.
     Interest expense increased $0.5 million or 0.8% for the nine-months ended September 30, 2001 compared to the nine-months ended September 30, 2000. As shown in Table 2, interest expense increased $3.4 million or 5.8% due to the growth of average interest bearing liabilities and decreased $2.9 million or 5.0% due to average interest rate decreases. The growth of average interest bearing liabilities resulted primarily from increases in FHLB borrowings of $47.5 million, which was utilized to fund securities growth. The decrease in average interest rates was primarily attributed to the 139 and 68 basis points reductions in other borrowings and money market accounts, respectively.
Customers are shifting savings balances into the competitively priced Prime Rate Money Market product and certificates of deposit. WesBanco's cost of funds on average interest bearing liabilities decreased to 4.21% from 4.37% during this period of declining interest rates.


                       Non-interest Income
                       -------------------
     Non-interest income, excluding net securities gains, increased $0.8 million or 4.7% for the nine-months ended September 30, 2001 compared to the nine-months ended September 30, 2000. This increase resulted primarily from increases in deposit activity income and other income. Deposit activity income increased $0.8 million or 13.4% due to increases in deposit activity fees, debit cards and ATM fees. Other income increased $0.1 million primarily due to a $0.3 million increase in income from real estate loans originated for sale in the secondary market. This increase was partially offset by $0.2 million reduction in other banking income. Trust revenue declined $0.1 million primarily due to the continued declines in the equity markets. Net securities gains increased $0.7 million due primarily to the sale of mortgage-backed securities during the first quarter of 2001 and gains realized on called U. S. Agency securities during the third quarter of 2001.


                     Non-interest Expense
                     --------------------
     Non-interest expense, excluding non-recurring acquisition related expenses, decreased $1.0 million or 2.1.% for the nine-months ended September 30, 2001 compared to the nine-months ended
September 30, 2000. WesBanco recognized acquisition related expenses of $0.3 million for the third quarter of 2001 associated with the WesBanco and Freedom Bancshares, Inc. mutually agreed termination of the definitive Agreement and Plan of Merger dated December 29, 2000. The decrease in non-interest expense was primarily due to reductions in other operating expense and equipment costs, which resulted from internal operating efficiencies achieved from the single bank charter consolidation. Other operating expense, excluding non-recurring acquisition expenses of $0.3 million, decreased $0.9 million due to reductions in marketing, tele-communications and supply expense. Equipment costs decreased $0.4 million or 9.2%. These decreases were partially offset by salary and employee costs increases of $0.1 million due to increases in temporary employment and health care costs. The consolidation of WesBanco's four banking affiliates and mortgage company affiliate into a single bank charter in 2000 continues to provide improved internal operating efficiencies. As a result, WesBanco's efficiency ratio at September 30, 2001 continues to compare favorably to peers and has improved to 53.5% from 57.0% at September 30, 2000.


                                  Income Taxes
                                  ------------

TABLE 4:  Reconciliation of Income Tax Rates


                                                  For the Nine Months ended
                                                         September 30,
                                                  -------------------------
                                                     2001           2000
                                                  ----------     ----------
Federal statutory tax rate                            35%            35%
Tax-exempt interest income from securities
  of states and political subdivisions                (7)            (7)
State income tax - net of federal tax effect           3              4
All other - net                                       (1)            (1)
                                                  ----------     ----------
  Effective tax rate                                  30%            31%
                                                  ==========     ==========

     WesBanco's federal income and state tax expense increased $0.4 million to $9.3 million for the nine-months ended September 30, 2001 compared to $8.9 million for the nine-months ended September 30, 2000. WesBanco's effective tax rate for the comparative period decreased to 30% from 31%.


                        Financial Condition
                        -------------------
     Total assets of WesBanco were $2.5 billion as of September 30, 2001, an increase of $155.8 million or 6.7% compared to total assets as of December 31, 2000. Total securities increased
$163.7 million or 30.0%, total loans decreased $25.3 million or 1.6%, deposits increased $33.0 million or 1.8% and other borrowings increased $112.9 million or 70.9% during the first nine months of 2001. WesBanco utilized the increase in other borrowings as an alternative source of funds and invested the proceeds into short and long-term securities to take advantage of yield opportunities during the first nine months of 2001. The decrease in total loans was primarily due to a continued slowdown in the regional economy, the economic effects associated with the steel industry and medical malpractice insurance crisis in the Northern Panhandle of West Virginia and two large commercial loans that were paid off in the first quarter of 2001.


TABLE 5: Composition of Securities


                                                   September 30,  December 31,
(in thousands)                                          2001          2000
Securities held to maturity (at amortized cost):   -------------  ------------
----------------------------------------------
  U.S. Treasury and Federal Agency securities        $   1,002     $   4,357
  Obligations of states and political subdivisions     227,142       173,771
  Other debt securities                                 18,029        17,974
                                                     ---------     ---------
    Total securities held to maturity (fair value
    of $251,278 and $198,534, respectively)            246,173       196,102
                                                     ---------     ---------


Securities available for sale (at fair value):
--------------------------------------------
  U. S. Treasury and Federal Agency securities         266,008       206,268
  Obligations of states and political subdivisions      12,004        12,907
  Corporate securities                                  15,257         3,033
  Mortgage-backed and other debt securities            170,673       128,079
                                                     ---------     ---------
    Total securities available for sale (amortized
    cost of $451,220 and $350,831, respectively)       463,942       350,287
                                                     ---------     ---------
       Total securities                              $ 710,115     $ 546,389
                                                     =========     =========

     Total securities increased $163.7 million or 30.0% from December 31, 2000 to September 30, 2001, representing a use of funds.
WesBanco purchased tax-exempt obligations classified as held to maturity securities to improve tax-equivalent income.
Additionally, WesBanco purchased Federal Agencies, corporate and mortgage-backed securities, classified as available for sale, to take advantage of favorable market rate opportunities during 2001. Unrealized pre-tax gains on available for sale securities (fair value adjustments) increased to a $12.7 million market gain as of September 30, 2001 compared to a $0.5 million market loss as of December 31, 2000. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities classified as available for sale. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.


TABLE 6: Composition of Loans

                                             September 30,   December 31,
(in thousands)                                    2001           2000
                                             -------------   ------------
  Commercial                                  $   574,169    $   546,136
  Real estate - construction                       37,659         36,007
  Real estate - residential                       627,128        654,315
  Personal, net of unearned income                326,427        354,244
                                              -----------    -----------
     Loans, net of unearned income            $ 1,565,383    $ 1,590,702
                                              ===========    ===========


     Loans, net of unearned income decreased $25.3 million or 1.6% from December 31, 2000 to September 30, 2001. The decrease in total loans was primarily due to a continued slowdown in the regional economy, the economic effects associated with the steel industry and medical malpractice insurance crisis in the Northern Panhandle of West Virginia and two large commercial loans that were paid off in the first quarter of 2001. WesBanco decided to sell a greater portion of its originated mortgage loans to the secondary market due to the interest rate environment during 2001. Mortgage loans originated and sold in the secondary market increased by $43.8 million or 33.5% for the nine-months ended September 30, 2001 compared to $32.8 million for the nine-months ended September 30, 2000. The composition of loans as a percentage of total loans consisted of commercial at 37%, real estate at 42% and personal loans at 21% as of September 30, 2001. WesBanco's total loan to deposit ratio was 82.2% at September 30, 2001 compared 85.0% at December 31, 2000.


TABLE 7: Non-performing Assets, Other Impaired Loans and Loans Past Due 90 Days or More


                                            September 30,    December 31,
(in thousands)                                   2001           2000
                                            -------------    ------------
  Non-accrual loans                           $    4,364       $   5,561
  Renegotiated loans                               3,790             417
                                            -------------    ------------
     Total non-performing loans                    8,154           5,978
  Other real estate owned                          3,304           3,424
                                            -------------    ------------
     Total non-performing assets                  11,458           9,402
  Other impaired loans (1)                         8,354          11,513
                                            -------------    ------------
     Total non-performing assets and
        other impaired loans                  $   19,812       $  20,915
                                            =============    ============
  Loans past due 90 days or more              $    8,141       $   6,581
                                            =============    ============

(1) Includes loans internally classified as doubtful and substandard that meet the definition of impaired loans.



     WesBanco's level of non-performing assets and other impaired loans decreased $1.1 million from December 31, 2000 to September
30, 2001. This decrease resulted primarily from the payoff of a renegotiated commercial loan totaling $1.0 million. The decrease in other impaired loans and corresponding increase in renegotiated loans resulted primarily from the reclassification of three commercial loans totaling $4.1 million during the first quarter of 2001. One of the three renegotiated commercial loans totaling $1.0 million was paid off. The remaining two renegotiated commercial loans are currently performing under the renegotiated terms.
     Non-performing assets as a percentage of total assets increased to 0.46% from 0.41% for the comparative periods. WesBanco monitors the overall quality of its loan portfolio through various methods. Underwriting policies and guidelines have been established for all types of credits and management continually monitors the portfolio for adverse trends in delinquent and non-performing loans. Loans are considered impaired when it is determined that WesBanco may not be able to collect all principal and interest due according to the contractual terms of the loans. Impaired loans include all non-accrual and renegotiated loans, as well as loans internally classified as substandard or doubtful that meet the definition of impaired loans. Specific allowances for loan losses are allocated for impaired loans based on the present value of expected future cash flows, or fair value of the collateral for loans that are collateral-dependent.


TABLE 8:  Allowance for Loan Losses

                                              For the Nine Months ended
                                                     September 30,
                                              -------------------------
(in thousands)                                     2001          2000
                                              -----------   -----------
Balance, at beginning of period                 $  20,030     $  19,752

  Charge-offs                                      (4,245)       (2,710)
  Recoveries                                          471           921
                                              -----------   -----------
    Net charge-offs                                (3,774)       (1,789)

  Provision for loan losses                         4,350         2,179
                                              -----------   -----------
  Balance, at end of period                     $  20,606     $  20,142
                                              ===========   ===========


     The allowance for loan losses is maintained at a level considered adequate by management. Amounts allocated to the allowance for loan losses are based upon management's evaluation of the credit risk in the loan portfolio. While management has allocated the allowance for loan losses to each loan category, the allowance is general in nature and available for the loan portfolio in its entirety.
     The allowance for loan losses as a percentage of total loans increased to 1.32% as of September 30, 2001 compared to 1.27% at September 30, 2000 due to the increased level of non-performing assets and the continued slowdown in the regional economy. The provision for loan losses increased $2.2 million. Net loan charge-offs increased $2.0 million due to a $1.5 million increase in charge-offs and a $0.5 million decrease in recoveries for the comparative periods. Personal loan net charge-offs for the comparative period increased $1.1 million due to higher consumer loan bankruptcies. The net loan charge-offs to average loans ratio increased to 0.24% from 0.12% for the comparative periods.


     The adequacy of the allowance for loan losses is evaluated quarterly. Specific reserves are established when warranted for commercial loans greater than $0.1 million. The determination of specific reserves takes into consideration the anticipated future cash flows available to pay the loan and/or the estimated realizable value of collateral and other secondary repayment sources, if any. For all other commercial loans not specifically reserved, and residential real estate and personal loans, management considers historical delinquency, net charge-off experience and general and regional economic trends relative to loans outstanding for each segment to estimate losses.
     Management also evaluates factors such as changes in underwriting standards or practices, delinquency and other trends in the portfolio, specific industry conditions, loan concentrations, the results of recent internal loan reviews or regulatory examinations, and other relevant factors that may impact the loan portfolio. Management relies on certain types of observable data, such as employment statistics, trends in bankruptcy filings, and external events that impact particular industries, to determine whether loss attributes exist at the balance sheet date that will lead to higher than historical losses in any segment of the portfolio.


                 Deposits and Other Borrowings
                 -----------------------------
     Deposits increased $33.0 million from December 31, 2000 to September 30, 2001. This increase was primarily attributed to the growth of certificates of deposit and money market deposit accounts. The growth in certificates of deposit was primarily due to increases in short-term deposits. These increases were partially offset by a decline in interest bearing demand deposits. This shifting of funds reflects a preference by customers for a variety of short-term, competitively priced deposit alternatives in a period of declining interest rates.
     Other borrowings, which include FHLB borrowings, repurchase agreements and federal funds purchased, increased $112.9 million or 70.9%, representing an additional source of funds for the period from December 31, 2000 to September 30, 2001. FHLB borrowings increased $79.5 million, repurchase agreements increased $47.9 million and federal funds purchased decreased $14.5 million. WesBanco utilized the increase in other borrowings as an alternative source of funds to fund the purchases of tax-exempt, Federal Agency, corporate and mortgage-backed securities and maintain adequate balance sheet liquidity for future loan commitments or the purchase of securities.


                      Capital Resources
                      -----------------
     Shareholders' equity remained strong at September 30, 2001, highlighted by Tier I leverage capital of 9.6% and Tier I and total-risked based capital ratios of 14.0% and 15.3%, respectively. Book value per share was $14.42 at September 30, 2001 compared to $13.92 at December 31, 2000. Shareholders' equity increased $0.3 million from December 31, 2000 to September 30, 2001 due to the retention of earnings, net of dividends and fair value adjustments to securities available for sale and derivatives of $15.6 million. This increase in capital was partially offset by WesBanco's purchase of 699,930 treasury shares for $13.3 million and borrowing of $2.0 million in WesBanco's Employee Stock Ownership Plan.
     On March 21, 2001 WesBanco approved a new program to repurchase up to an additional one million shares of WesBanco common stock.
As of September 30, 2001, 533,770 shares of WesBanco common stock remains to be repurchased under the current stock repurchase plan. The timing, price and quantity of purchases under the plan are at the discretion of WesBanco and the plan may be discontinued or suspended at any time.


TABLE 9:  Capital Adequacy Ratios

                                     September 30,      December 31,
                                         2001               2000
                                     -------------      ------------
  Tier I leverage capital                9.6%               10.5%
  Tier I risk-based capital             14.0%               14.4%
  Total risk-based capital              15.3%               15.6%

     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 9, WesBanco's Tier I leverage, Tier I risk-based and total risk-based capital ratios are well above the required minimum levels of 4%, 4%, and 8%, respectively. At September 30, 2001 and December 31, 2000,
WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and is considered well-capitalized under FDICIA. There are no conditions or events that have occurred since September 30, 2001 that management believes has changed WesBanco's well-capitalized category.


                         Liquidity Risk
                         --------------
     Liquidity risk is managed through WesBanco's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs of WesBanco. This is accomplished by maintaining liquid assets in the form of securities, maintaining sufficient borrowing capacity and a stable core deposit base. WesBanco's Asset/Liability Management Committee monitors liquidity.
     The principal source of liquidity is WesBanco's deposit base and other borrowings. WesBanco's banking subsidiary has a maximum borrowing capacity at Federal Home Loan Bank of $601.6 million, of which $489.6 million currently remains unused. WesBanco increased FHLB borrowings by $79.5 million during 2001 and used the proceeds to purchase tax-exempt, Federal Agency, corporate and mortgage-backed securities.
     Securities portfolio, federal funds sold and cash and due from banks serves as additional sources of liquidity. Securities totaled $710.1 million as of September 30, 2001, of which $463.9 million were classified as available for sale. Securities maturing within one year from both the available for sale and held to maturity portfolios totaled $33.1 million at September
30, 2001. Securities of $331.1 million were pledged at September 30, 2001. Additional liquidity is provided by federal funds sold of $20.0 million and cash and due from banks of $74.4 million at September 30, 2001.
     At September 30, 2001, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $245.7 million. On a historical basis, only a small portion of these commitments should result in an outflow of funds.
Management believes that the company has sufficient liquidity to meet current obligations to borrowers, depositors and others.


Item 3. - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
     Management considers interest rate risk WesBanco's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in timing and/or the percentage of rate changes.
     Management uses an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model takes into consideration numerous assumptions regarding cash flow, repricing characteristics, prepayment factors and callable bond forecasts at varying levels of interest rates.
Since these assumptions are uncertain, the simulation analysis should not be relied upon as being indicative of actual results.
The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.


     WesBanco's Asset/Liability Management Committee monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk within Board approved policy limits. The current interest rate risk policy prescribes a maximum impact on net interest income of +/- 5% for a 200 basis point immediate change in interest rates over twelve months. WesBanco's net interest income sensitivity to change in interest rates on September 30, 2001 was within policy limits. In order to reduce the exposure of interest rate fluctuations, WesBanco utilizes interest rate swap agreements. These agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount, on which interest payments are calculated. These agreements are entered into as part of WesBanco's interest rate risk management strategy primarily to alter the interest rate sensitivity of deposit liabilities. At September 30, 2001, the notional value of interest rate swap agreements outstanding was approximately $123.5 million.


PART II - OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------
     WesBanco previously reported that its banking subsidiary, WesBanco Bank, Inc., had received notification from its bank regulatory agency, the Federal Reserve Bank of Cleveland, of a downgrading of the bank's Community Reinvestment Act rating. It reported that the impact of this change might adversely affect the ability of WesBanco to obtain regulatory approval of its two previously announced acquisitions with Freedom Bancshares, Inc. and American Bancorporation. WesBanco successfully appealed the regulatory action and obtained a satisfactory rating as a result of the appeal. As also previously reported, the time for closing the Freedom Bancshares, Inc. transaction had expired under the terms of the applicable Merger Agreement and Freedom declined to consider extending the closing. An amicable settlement between the parties was negotiated and the Merger Agreement terminated. Wesbanco and American Bancorporation have mutually agreed to extend the closing date under their Merger Agreement from December 31, 2001 to March 31, 2002. The parties intend to pursue closing of the transaction within that timeframe.
     WesBanco is involved in lawsuits, claims, investigations, and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operation.


Item  2. - Changes in Securities and Use of Proceeds
----------------------------------------------------
          Not Applicable


Item  3. - Defaults Upon Senior Securities
------------------------------------------
          Not Applicable


Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
         Not Applicable


Item 5. - Other Information
---------------------------
         Not Applicable


Item 6(a). - Exhibits
---------------------
         Not Applicable


Item 6(b). - Reports on Form 8-K
--------------------------------
     On July 23, 2001, WesBanco filed a current report on Form 8-K, dated July 23, 2001 announcing second quarter 2001 earnings and regulatory notification. WesBanco's banking subsidiary, WesBanco Bank, Inc., had received preliminary notification from its bank regulatory agency, the Federal Reserve Bank of Cleveland, of a downgrading of the bank's Community Reinvestment Act rating.
     On August 8, 2001, WesBanco filed a current report on Form 8-K, dated August 6, 2001 announcing that Edward M. George was retiring his position as WesBanco, Inc.'s President and CEO and WesBanco Bank, Inc.'s President and CEO, effective August 8,
2001.   WesBanco, Inc.'s Board of Directors elected Paul M.
Limbert to succeed Mr. George as President and CEO and Robert H. Young to succeed Mr. Limbert as Executive Vice President and CFO. WesBanco Bank, Inc.'s Board of Directors elected Kristine N.
Molnar to succeed Mr. George as President and CEO of WesBanco
Bank, Inc.
     On September 18, 2001, WesBanco filed a current report on Form 8-K, dated September 17, 2001 announcing that on July 23,
2001, WesBanco, Inc.'s banking subsidiary, WesBanco Bank, Inc., received notice from its banking regulator, the Federal Reserve
Bank of Cleveland, of a downgrading of the Bank's Community Reinvestment Act ("CRA") rating. With regard to WesBanco's previously announced acquisition with Freedom Bancshares, Inc., WesBanco and Freedom Bancshares, Inc.


mutually agreed on September 17, 2001, to terminate the definitive Agreement and Plan of Merger dated December 29, 2000, which provided for the acquisition of Freedom's Bancshares, Inc. and the merger of Freedom Bancshares affiliate, Belington Bank, Belington, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc.
     On October 30, 2001, WesBanco filed a current report on Form 8-K, dated October 24, 2001 announcing that its Community Reinvestment Act ("CRA") rating for its subsidiary bank, WesBanco Bank, Inc. ("Bank") has been determined to be "Satisfactory" through the Federal Reserve Bank appeal process.
This change in the Bank's CRA rating will permit WesBanco, Inc.
to proceed with the filing of an application to the Federal
Reserve Bank of Cleveland for the acquisition of American Bancorporation. The parties anticipate extending the date set forth in the Agreement by which the closing of the transaction was required from December 31, 2001 to March 31, 2002.
     On November 9, 2001, WesBanco filed a current report on Form 8-K, dated November 7, 2001 announcing that WesBanco, Inc.
and American Bancorporation had signed and executed a First
Amendment to the definitive Agreement and Plan of Merger dated February 22, 2001. The First Amendment provides for an extension of the final date for the closing of the transaction from December 31, 2001 to March 31, 2002, extends the expiration of the term to be served by certain American representatives appointed to the boards of WesBanco, Inc. and WesBanco Bank, Inc. to December 31, 2002, and provides for both institutions to perform additional due diligence.


                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						WESBANCO, INC.
                                                --------------


Date:   November 14, 2001                       /s/ Paul M. Limbert
        -----------------                       -----------------------------
                                                Paul M. Limbert
						President and Chief Executive
                                                Officer


Date:   November 14, 2001                       /s/ Robert H. Young
        -----------------                       -----------------------------
						Robert H. Young
						Executive Vice President and
                                                Chief Financial Officer








