Form 10-K
period 2001-12-31
WESBANCO INC
filed 2002-03-29
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                                FORM 10-K
(Mark One)

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal year Ended December 31, 2001

  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	0-8467
                       --------
                                WESBANCO, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        WEST VIRGINIA                             55-0571723
-------------------------------          --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

      1 Bank Plaza, Wheeling, WV                        26003
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  304-234-9000
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class           Name of each Exchange on which registered
------------------------------     -----------------------------------------
Common Stock $2.0833 Par Value                     Nasdaq
Nonredeemable Preferred Stock                      None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                          ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---------

The aggregate market value of voting stock computed using the average of the bid and ask prices held by non-affiliates of the Registrant on March 1, 2002 was approximately $400,868,000.

As of March 1, 2002, there were 21,230,138 shares of WesBanco,
Inc. Common stock $2.0833 par value, outstanding.

           DOCUMENTS INCORPORATED BY REFERENCE

The portions of WesBanco Inc.'s 2001 Annual Report ("Annual Report to Shareholders") for the year ended December 31, 2001 referred to in Parts I, II, III and IV of this Form 10-K are incorporated by reference herein. The portions of the definitive Proxy Statement of WesBanco, Inc. for the Annual Meeting of Shareholders to be held on April 17, 2002 ("Proxy Statement") referred to in Part III of this Form 10-K are incorporated by reference. Except for the parts of the Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report to Shareholders is not to be deemed filed with the Securities and Exchange Commission.






                            WESBANCO, INC.
                           TABLE OF CONTENTS


ITEM #                     ITEM                                     Page No.
------                     ----                                     --------
                     Part I
                     ------

  1         Business                                                    3

  2         Properties                                                  7

  3         Legal Proceedings                                           7

  4         Submission of Matters to a Vote of Security Holders         7

                     Part II
                     -------

  5         Market for the Registrant's Common Equity and Related
               Stockholder Matters                                      8

  6         Selected Financial Data                                     8

  7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8

  7A        Quantitative and Qualitative Disclosures about Market Risk  8

  8         Financial Statements and Supplementary Data                 8

  9         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     8

                     Part III
                     --------

  10        Directors and Executive Officers of the Registrant          8

  11        Executive Compensation                                      8

  12        Security Ownership of Certain Beneficial Owners and
               Management                                               8

  13        Certain Relationships and Related Transactions              8

                     Part IV
                     -------
  14        Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                      9


  Signatures                                                            10

 EXHIBIT INDEX                                                          E-1


                                PART I
Item 1.  Business
-----------------
General
-------
     WesBanco Inc. ("WesBanco"), a bank holding company headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage, mortgage banking and insurance.
     As of December 31, 2001, WesBanco operated a commercial bank through 59 offices located in West Virginia and Eastern Ohio. WesBanco restructured its banking and mortgage operations on January 14, 2000, merging all of its banking subsidiaries and its mortgage subsidiary into one state member banking corporation, WesBanco Bank, Inc., headquartered in Wheeling with regional administrative offices in Fairmont, Parkersburg and Charleston. WesBanco previously maintained four separate banking subsidiaries. Total assets of WesBanco Bank, Inc. as of December 31, 2001 approximated $2.5 billion.
     WesBanco also offers services through its non-banking affiliates. WesBanco Insurance Services, Inc. is a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients. WesBanco Securities, Inc. is a full service broker-dealer which also offers discount brokerage services.
     As of December 31, 2001, none of the affiliates were engaged in any operations in foreign countries and none had transactions with customers in foreign countries.
     WesBanco also serves as investment adviser to a family of mutual funds under the name "WesMark Funds" which includes the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Bond Fund, the WesMark West Virginia Municipal Bond Fund and the WesMark Small Company Growth Fund. During 2001, a sixth fund, the Automated Cash Management Trust, was made available to shareholders of the WesMark Funds.
     There were approximately 1,003 full-time equivalent employees employed by all WesBanco affiliates as of December 31, 2001.
     On March 1, 2002, WesBanco completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, Wheeling, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc. WesBanco and American entered into a definitive Agreement and Plan of Merger on February 22, 2001. WesBanco's merger with American creates a single bank holding company with approximately $3.2 billion in total assets and 75 banking offices. The combination expands WesBanco's market share in the tri-state area and includes expansion into new markets with an office in Washington, Pennsylvania, an office in Cambridge, Ohio and four offices in Columbus, Ohio. Additional information regarding WesBanco's acquisition of American is set forth under the heading "Note 17:
Subsequent Event (unaudited) - Acquisition of American Bancorporation" of the Annual Report to Shareholders and is incorporated herein by reference.

Competition
-----------
     Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by WesBanco and its subsidiaries. Mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of WesBanco's markets has been intensified. Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, constitutes another significant form of competitive pressure on WesBanco's business. Finally, financial services reform legislation enacted in November 1999 eliminates the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The legislation permits bank holding companies that elect to become financial holding companies to engage in a broad range of financial activities, including defined securities and insurance activities, and to affiliate with securities and insurance firms. Correspondingly, it permits securities and insurance firms to engage in banking activities under specified conditions. The same legislation allows banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.
     In addition to the impact of federal and state regulation, the bank and nonbank subsidiaries of WesBanco are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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


     WesBanco's banking subsidiary, WesBanco Bank, Inc., is a West Virginia banking corporation and is member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Reserve Board and the West Virginia Division of Banking. Its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). WesBanco's nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the Securities and Exchange Commission. The banking subsidiary maintains one designated financial subsidiary, WesBanco Insurance Services, Inc.

Holding Company Structure
-------------------------
     WesBanco has one state bank subsidiary and numerous nonbank subsidiaries. The state bank subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities.
At December 31, 2001, approximately $0.8 million was available for loans to WesBanco from its subsidiary bank.
     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividend Restrictions
---------------------
     Dividends from WesBanco's subsidiary bank are a significant source of funds for payment of dividends to WesBanco's shareholders. In the year ended December 31, 2001, WesBanco declared cash dividends to its shareholders of approximately $16.6 million. There are, however, statutory limits on the amount of dividends that WesBanco's subsidiary bank can pay to WesBanco without regulatory approval.
     Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. As of December 31, 2001 and 2000, WesBanco's banking subsidiary could not have declared any dividends to be paid to WesBanco without prior approval from regulatory agencies. During the first quarter of 2002, federal and state regulatory agencies granted approval to WesBanco's banking subsidiary to pay a $30 million special dividend to WesBanco.
     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC Insurance
--------------
     WesBanco's banking subsidiary is classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory, and is therefore not obliged under current FDIC assessment practices to pay deposit insurance premiums on its deposits insured by the BIF. The FDIC may alter its assessment practices in the future if required by developments affecting the resources of the BIF. The FDIC is also conducting a comprehensive review of the deposit insurance system to study alternatives for pricing, funding and coverage.


Capital Requirements
--------------------
     The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as WesBanco. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. WesBanco's subsidiary bank is subject to substantially similar capital requirements.
     Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital.
     The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the total amount of these items included in capital does not exceed 100% of Tier 1 capital.
     Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.
     Under the leverage guidelines, financial institutions are required to maintain a leverage ratio, which is Tier 1 capital to adjusted total assets, as specified in the guidelines, of at least 3%. The 3% minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.
     In early 2002, bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution's overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2001, capital charges relating to WesBanco's equity investments in nonfinancial companies were immaterial.
     Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under "Prompt Corrective Action" as applicable to undercapitalized institutions.
     As of December 31, 2001, WesBanco's Tier 1 and total capital to risk-adjusted assets ratios were 14.09% and 15.34%, respectively. As of December 31, 2001, WesBanco's bank subsidiary also had capital in excess of the minimum requirements. Neither WesBanco nor its bank subsidiary has been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2001, WesBanco's leverage ratio was 9.62%.
     The risk-based capital standards of the Federal Reserve Board and the FDIC specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.



Prompt Corrective Action
------------------------
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
     An institution is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4%
or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well-capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed
to be "undercapitalized".   If the institution has a total risk-
based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2001, WesBanco's subsidiary bank had capital levels that met the "well capitalized" standards under such regulations.
     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.

Gramm-Leach-Bliley Act of 1999 (the "GLB Act")
----------------------------------------------
     Under the GLB Act enacted in 1999, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company's depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000. WesBanco has not elected to become a financial holding company under the GLB Act, though it has qualified a subsidiary of its bank as a financial subsidiary under the GLB Act.
     Financial holding company powers relate to "financial activities" that are determined by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.
     National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors, to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking, for at least five years, or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies issued a variety of proposed, interim, and final rules during the year 2001 for the implementation of the GLB Act.



Recent Regulatory Developments
------------------------------
     By the end of 2001, banking regulators had published for comment or had under advanced consideration new regulations concerning money laundering in the wake of the terrorist events of September 11, 2001, including possible authority for financial holding companies to engage in real estate brokerage and property management services; less burdensome capital requirements than had previously been proposed for merchant banking investments entered into by financial holding companies; and more stringent affiliate transaction restrictions that would treat bank subsidiaries engaging in bank impermissible activities as affiliates for purposes of the restrictions.
     The federal budget for 2003, published in early 2002, indicates a probable need for an increase in bank deposit insurance premiums in a form that would affect the bank subsidiary, and draft legislation was introduced in the Congress that proposed changes in both deposit insurance coverage and in premiums charged to banks for such insurance was under initial Congressional committee consideration. In March 2002, the FDIC announced that, on the basis of current information, an increase in deposit insurance premium was likely in the second half of 2002. It is not possible at present to assess the positive or negative impact on WesBanco of any of the foregoing proposals if adopted.

Item 2.  Properties
-------------------
     The Registrant's affiliates generally own their respective offices, related facilities and unimproved real property that is held for future expansion. As of December 31, 2001, WesBanco operated 59 banking offices in West Virginia and Eastern Ohio.
     The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Bank, Inc. The building contains approximately 100,000 square feet. During 1998, an office building located adjacent to the main office was acquired by WesBanco Properties, Inc., an affiliate of WesBanco. WesBanco Bank, Inc. currently occupies approximately one half of the office space available, with the remaining portion leased to unrelated businesses.
     The consolidated investment in net bank premises and equipment at December 31, 2001 was $50.3 million compared to $53.1 million at December 31, 2000.
     At various building locations, WesBanco provides commercial office space and will continue to look for opportunities to rent office space to unrelated businesses. Rental income totaled $0.7 million for 2001 compared to $0.9 million for 2000.

Item 3.  Legal Proceedings
--------------------------
     Reference has been made in prior filings to a declaratory judgment suit filed on behalf of WesBanco Bank in the United States District Court for the Southern District of West Virginia under Civil Action No. 6:98-097, seeking to determine the benefits payable to certain former employees under an Executive Supplemental Income Plan maintained by several former affiliate banks of Commercial Bancshares, Incorporated, acquired by WesBanco on March 31, 1998. Parties to this proceeding previously filed Cross Motions for Summary Judgment and the Court granted WesBanco Bank's Motion for Summary Judgment on most of the substantive issues and denied the Defendant's Motions. Subsequent to the granting of these Summary Judgment Motions, the parties resolved the matter and it was dismissed by Dismissal Order dated the 26th day of July, 2001.
     WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None


                             PART II

Item 5. Market for the Registrant's Common Equity and Related
-------------------------------------------------------------
        Shareholder Matters
        -------------------
     WesBanco's common stock is quoted on The Nasdaq Stock Market (Nasdaq), with a trading symbol of WSBC. The approximate number of holders of WesBanco's $2.0833 par value common stock as of December 31, 2001 was 5,139. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco's KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

Quarterly price information, reflecting high and low sales prices as reported by Nasdaq and quarterly dividends per share for 2001 and 2000 are as presented below:



                             2001                       2000
                  ---------------------------  -------------------------
                                     Dividend                   Dividend
                   High       Low    Declared   High     Low    Declared
                  ---------------------------  -------------------------
Forth quarter      $23.61    $18.10    $.230    $24.25   $21.50   $.225
Third quarter       27.75     19.50     .230     24.63    19.13    .225
Second quarter      26.00     18.31     .230     24.63    20.00    .225
First quarter       24.50     17.00     .230     25.00    19.31    .220


Item 6.  Selected Financial Data
--------------------------------
     Selected financial data is set forth under the heading "Table
1. Five Year Selected Financial Summary" on page E-39 of Exhibit
13 incorporated herein by reference in this Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
     Discussion of the Corporation's financial position and results of operations is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-39 through E-52 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
     Discussion of the Corporation's Quantitative and Qualitative Disclosures About Market Risk is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-50 through E-52 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
     The "Consolidated Financial Statements," the "Notes to Consolidated Financial Statements," "Management's Responsibility for Financial Statements", the "Report of Ernst & Young LLP, Independent Auditors" and the "Condensed Quarterly Statement of Income" are set forth on pages E-20 through E-38 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------
      None

                          PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     Information relating to the principal occupations of directors of WesBanco, their ages, directorships in other companies and respective terms of office is set forth under the heading "Election of Directors" and "Continuing Directors" in the Proxy Statement and is incorporated by reference.
     Information relating to executive officers of WesBanco is set forth under the heading "Executive Officers of the Corporation" in the Proxy Statement and is incorporated by reference.

Item 11.  Executive Compensation
--------------------------------
     Information relating to compensation of directors and executive officers is set forth under the heading "Compensation of Executive Officers" in the Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     Information relating to the beneficial ownership of WesBanco's common stock by all directors, each executive officer named in the "Summary Compensation Table" of the Proxy and all executive officers and directors as a group is set forth under the heading
"Ownership of Securities by Directors, Nominees and Officers" of the Proxy and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     Information relating to transactions and relationships with certain directors and executive officers of the WesBanco is set forth under the heading "Transactions with Directors and Officers" of the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under "Note 13: Transactions with Related Parties" on page E-33 of Exhibit 13 incorporated herein by reference in this Form 10-K.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
     (a)  Certain documents filed as part of the Form 10-K
     -----------------------------------------------------


                                                                  Page No.
    (1)  Financial Statements                                     --------
    -------------------------
         The following consolidated financial statements and report of independent auditors of WesBanco of the Annual Report to Shareholders are incorporated herein by reference:

            Consolidated Balance Sheets as of December 31,
                   2001 and 2000                                     E-20

            Consolidated Statements of Income for the years
                   ended December 31, 2001, 2000 and 1999            E-21

            Consolidated Statements of Changes in Shareholders'
                   Equity for the years ended December 31, 2001,
                   2000 and 1999                                     E-22

            Consolidated Statements of Cash Flows for the years
                   ended December 31, 2001, 2000 and 1999            E-23

            Notes to Consolidated Financial Statements            E-24 - E-36

            Report of Ernst & Young LLP, Independent Auditors        E-37

            Condensed Quarterly Statement of Income                  E-38

    (2) Financial Statement Schedules
    ---------------------------------
        No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

    (3) Exhibit Listing
    -------------------
        Exhibits listed on the Exhibit Index on page E-1 of this Form 10-K are filed herein or are incorporated by reference.


  (b) Reports on Form 8-K
  -----------------------
      The following reports on Form 8-K were filed by the registrant subsequent to September 30, 2001:

         Current Report on Form 8-K dated October 24,
           2001 and filed October 30, 2001, Items 5 and 7.
         Current Report on Form 8-K dated November 7,
           2001 and filed November 9, 2001, Items 5 and 7.
         Current Report on Form 8-K dated March 1, 2002 and filed
           March 15, 2002, Items 2 and 7.



                            SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.


                                     WESBANCO, INC.

                                     By: /s/ Paul M. Limbert
                                         ----------------------
                                         Paul M. Limbert
                                         President and Chief
                                         Executive Officer

                                     By: /s/ Robert H. Young
                                         ----------------------
                                         Robert H. Young
                                         Executive Vice President and
                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 2002.

                                     By: /s/ James C. Gardill
                                        ------------------------
                                        James C. Gardill
                                        Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

                                     By: /s/ James C. Gardill
                                        ------------------------
                                        James C. Gardill
                                        Attorney-in-fact



Ray A. Byrd                     Frank R. Kerekes
John H. Cheffy                  Jeremy C. McCamic
Christopher V. Criss            William E. Mildren, Jr.
James D. Entress                Joan C. Stamp
Ernest S. Fragale               James W. Swearingen
James C. Gardill                Reed J. Tanner
Edward M. George                Robert K. Tebay
Roland L. Hobbs                 William E. Witsche





                                EXHIBIT INDEX


Exhibit
Number                      Document                             Page No.
--------                    --------                             --------
2.1          Agreement and Plan of Merger dated as of
              February 22, 2001 among WesBanco, Inc.,
              American Bancorporation, AB Corporation and
              WesBanco Bank, Inc. (1)

2.2          First Amendment to Agreement and Plan of Merger
              dated as of November 5, 2001 among WesBanco, Inc.,
              American Bancorporation, AB Corporation and
              WesBanco Bank, Inc. (1)

3.1          Articles of Incorporation of WesBanco, Inc. (2)

3.2          Articles of Amendment to the Articles of
              Incorporation of WesBanco , Inc. (7)

3.3          Bylaws of WesBanco, Inc. (2)

4.1          Specimen Certificate of WesBanco, Inc. Common Stock(3)

10.1         Directors' Deferred Compensation Plan (2)

10.2         Key Executive Incentive Bonus and Option Plan.(5)

10.3         Employment Agreements (4), (6)

10.4         Employment Continuity Agreement (8)

10.5         First Amendment to Employment Continuity Agreement (10)

10.6         Change in Control Agreements (by and between WesBanco, Inc.,
              WesBanco Bank, Inc. and the following executive officers:
              Paul M. Limbert, Dennis P. Yaeger, Jerome B. Schmitt,
              John W. Moore, Kristine N. Molnar and Robert H. Young) (9)

10.7         Salary Continuation Agreement (by and between WesBanco, Inc.,
              WesBanco Bank, Inc., and the following executive officers:
              Paul M. Limbert, Jerome B. Schmitt, John W. Moore,
              Kristine N. Molnar, Dennis P. Yaeger, Frank R. Kerekes and Peter W. Jaworski)(10)

10.8         Executive Supplemental Income Agreement (10)

10.9         Second Amended Severance Plan Clarification Agreement
              dated February 26, 2002 by and between American
              Bancorporation, Jeremy C. McCamic and WesBanco, Inc. *      E-3

10.10        Second Amended Consulting Agreement dated February 26,
              2002 by and between WesBanco, Inc. and Jeremy C. McCamic *  E-6

10.11        Amended Severance Plan Clarification Agreement dated
              November 30, 2001 by and among American Bancorporation, Paul W. Donahie and WesBanco, Inc. (1)

10.12        Consulting Agreement dated February 22, 2001 by and
              between WesBanco, Inc. and Paul W. Donahie (1)

10.13        Amended Severance Plan Clarification Agreement dated
              November 30, 2001 by and among American Bancorporation, John E. Wait and WesBanco, Inc. (1)

10.14        Amended Agreement dated November 30, 2001 by and among
              WesBanco Bank, Inc.,  WesBanco, Inc. and  John E. Wait (1)

10.15        Amended Severance Plan Clarification Agreement dated
              November 30, 2001 by and among American Bancorporation, Brent E. Richmond and WesBanco, Inc. (1)

10.16        Agreement dated November 30, 2001 by and among WesBanco
              Bank, Inc., WesBanco, Inc. and Brent E. Richmond (1)

10.17        Amended Amendment to Employment Agreement dated
              November 30, 2001 by and among Wheeling National Bank, Patrick O'Brien and WesBanco, Inc. (1)

10.18        Amended Engagement Letter Amendment Agreement dated
              November 30, 2001 by and among McCamic & McCamic,
              American Bancorporation and WesBanco, Inc. (1)

10.19        Employment Agreement by and between WesBanco Bank,
              Inc., Robert H. Young and WesBanco, Inc.*                   E-12

11           Computation of Earnings Per Share (11)


                                 E-1

13           Annual Report to Shareholders (except for those
              portions expressly incorporated by
              reference herein, this report is not "filed " as part
              of this Report on Form 10-K.) *                             E-20

21           Subsidiaries of the Registrant *                             E-53

22           Proxy Statement for the Annual Shareholders' Meeting to
              be held April 17, 2002 (12)

23.1         Consent of Ernst & Young LLP *                               E-54

24           Power of Attorney *                                          E-55

 *Filed within



Notes to Exhibit Listing:
------------------------
(1) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.
(2) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-3905 filed by the Registrant with the Securities and Exchange Commission on June 20, 1996.
(3) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.
(4) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with the Securities and Exchange Commission on November 30,1993.
(5) Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.
(6) Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.
(7) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.
(8) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.
(9) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 15, 1999.
(10) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2000.
(11) Computation of earnings per share can be clearly determined from the material contained in Exhibit 13, page E-21. Primary and fully diluted earnings per share are the same for all years presented.
(12) Incorporated by reference to Schedule 14A Definitive Proxy Statement filed by the Registrant with the Securities and Exchange Commission on March 15, 2002.








                                 E-2