Form 10-Q
period 2002-03-31
WESBANCO INC
filed 2002-05-15
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
                                 FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   AND EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002
              ---------------------------------------------
                                   OR

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
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 21,299,496 shares outstanding at April 30, 2002.



                                 WESBANCO, INC.
                               TABLE OF CONTENTS
                               -----------------

ITEM #                               ITEM                          PAGE NO.
------                               ----                          --------

                          PART I - FINANCIAL INFORMATION
                          ------------------------------
1             Financial Statements and Accompanying Notes            3 - 11

2             Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   12- 21

3             Quantitative and Qualitative Disclosures About
              Market Risk                                           22

                          PART II - OTHER INFORMATION
                          ---------------------------

1             Legal Proceedings                                     23

2             Changes in Securities and Use of Proceeds             24

3             Defaults Upon Senior Securities                       24

4             Submission of Matters to a Vote of Security Holders   24

5             Other Information                                     24

6 (a)         Exhibits                                              24

6 (b)         Reports on Form 8-K                                   24



Signatures                                                          25



PART I - FINANCIAL INFORMATION
------------------------------
Item 1. - Financial Statements
------------------------------
     Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, and Consolidated Statements of Income for the three months ended March 31, 2002 and March 31, 2001, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 are set forth on the following pages.
     On March 1, 2002, WesBanco, Inc. ("WesBanco") completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc. As of the date of the acquisition, American had total assets of approximately $678 million that represented 28% of WesBanco's pre-acquisition total assets.
     In the opinion of the management of WesBanco, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 2001 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco's Annual Report on Form 10-K for the year ended
December 31, 2001.

                                 WESBANCO, INC.
                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
(dollars in thousands, except par value amount)



                                                     March 31,    December 31,
                                                        2002          2001
                                                     ----------   -----------
ASSETS                                               (Unaudited)
Cash and due from banks                               $  74,547     $  81,563
Due from banks - interest bearing                         1,079           712
Federal funds sold                                       36,300           ---
Securities:
   Held to maturity (fair values of $441,440 and
     $242,558, respectively)                            442,749       240,953
   Available for sale (carried at fair value)           581,807       517,517
                                                     ----------    ----------
        Total securities                              1,024,556       758,470
                                                     ----------    ----------


Loans, net of unearned income                         1,867,773     1,539,695
Allowance for loan losses                               (24,219)      (20,786)
                                                     ----------    ----------
        Net loans                                     1,843,554     1,518,909
                                                     ----------    ----------
Premises and equipment                                   57,445        50,252
Accrued interest receivable                              19,629        16,290
Goodwill and other intangibles                           62,972        19,898
Other assets                                             44,543        28,360
                                                     ----------    ----------
Total Assets                                         $3,164,625    $2,474,454
                                                     ==========    ==========

LIABILITIES
Deposits:
  Non-interest bearing demand                        $  275,981    $  244,422
  Interest bearing demand                               269,805       245,447
  Money market                                          446,048       406,727
  Savings                                               381,848       252,438
  Certificates of deposit                             1,012,544       764,424
                                                     ----------    ----------
        Total deposits                                2,386,226     1,913,458
                                                     ----------    ----------
Other borrowings                                        406,920       279,131
Accrued interest payable                                  9,034         7,313
Other liabilities                                        22,378        16,351
Obligated mandatorily redeemable capital
  securities of subsidiary trust                         12,650           ---
                                                     ----------    ----------
Total Liabilities                                     2,837,208     2,216,253
                                                     ----------    ----------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                       ---           ---
Common stock  ($2.0833 par value; 50,000,000
  shares authorized; 21,319,348 and 20,996,531
  shares issued, respectively)                           44,415        43,742
Capital surplus                                          52,799        58,663
Retained earnings                                       234,098       230,924
Treasury stock (35,842 and 3,142,034 shares,
  respectively, at cost)                                   (803)      (76,183)
Accumulated other comprehensive income (loss)              (569)        3,560
Deferred benefits for directors and employees            (2,523)       (2,505)
                                                     ----------    ----------
Total Shareholders' Equity                              327,417       258,201
                                                     ----------    ----------
Total Liabilities and Shareholders' Equity           $3,164,625    $2,474,454
                                                     ==========    ==========
See Notes to Consolidated Financial Statements.


                               WESBANCO, INC.
                     CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)




                                                   For the three months ended
                                                             March 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
INTEREST INCOME
  Loans, including fees                             $   30,016    $   32,617
  Securities:
    Taxable                                              7,575         5,513
    Tax-exempt                                           3,142         2,265
                                                    ----------    ----------
        Total interest on securities                    10,717         7,778
                                                    ----------    ----------
  Federal funds sold                                       136           510
                                                    ----------    ----------
        Total interest income                           40,869        40,905
                                                    ----------    ----------
INTEREST EXPENSE
  Interest bearing demand deposits                         466         1,321
  Money market deposits                                  3,097         3,932
  Savings deposits                                         816         1,223
  Certificates of deposit                                9,503        11,173
                                                    ----------    ----------
        Total interest on deposits                      13,882        17,649
  Other borrowings                                       2,736         2,320
                                                    ----------    ----------
        Total interest expense                          16,618        19,969
                                                    ----------    ----------
Net interest income                                     24,251        20,936
  Provision for loan losses                              2,239           900
                                                    ----------    ----------
Net interest income after provision for loan losses     22,012        20,036
                                                    ----------    ----------
NON-INTEREST INCOME
  Trust fees                                             3,115         3,122
  Service charges on deposits                            2,291         2,089
  Other income                                             524           534
  Net securities gains                                   1,174           255
                                                    ----------    ----------
        Total non-interest income                        7,104         6,000
                                                    ----------    ----------

NON-INTEREST EXPENSE
  Salaries and wages                                     7,286         6,621
  Employee benefits                                      1,811         1,280
  Net occupancy                                          1,102           992
  Equipment                                              1,383         1,532
  Other operating                                        5,129         4,619
  Non-recurring merger expenses                          1,066           ---
                                                    ----------    ----------
        Total non-interest expense                      17,777        15,044
                                                    ----------    ----------
Income before provision for income taxes                11,339        10,992
  Provision for income taxes                             3,271         3,587
                                                    ----------    ----------
Net Income                                          $    8,068    $    7,405
                                                    ==========    ==========

Earnings per share                                      $ 0.42        $ 0.40

Average shares outstanding                          19,016,622    18,469,445

Dividends per share                                     $ 0.23        $ 0.23


See Notes to Consolidated Financial Statements.


                               WESBANCO, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                                                  Accumulated     Deferred
                                 Common Stock                                        Other        Benefits for
                               -----------------   Capital  Retained  Treasury    Comprehensive   Directors &
                                 Shares   Amount   Surplus  Earnings   Stock      Income/(Loss)   Employees        Total
--------------------------------------------------------------------------------------------------------------------------
December 31, 2000              18,567,940 $43,742  $59,464  $218,539  $(62,009)    $   (365)      $  (865)       $ 258,506
--------------------------------------------------------------------------------------------------------------------------
Net income                                                     7,405                                                 7,405
Net fair value adjustment
  on securities available
  for sale-net of tax effect                                                          2,468                          2,468
Net securities gains
  reclassified into earnings
  - net of tax effect                                                                  (154)                          (154)
Cumulative effect of accounting
  change for derivative
  financial instruments -
  net of tax effect                                                                     558                            558
Net fair value adjustment on
  derivatives - net of tax
  effect                                                                               (406)                          (406)
Net derivative gains
  reclassified into earnings-
  net of tax effect                                                                     (39)                           (39)
                                                                                                                    -------
        Comprehensive income                                                                                         9,832
Cash dividends:
  Common  ($.23 per share)                                    (4,237)                                               (4,237)
Treasury shares purchased - net  (272,332)            (126)             (5,359)                                     (5,485)
Borrowing on ESOP debt                                                                             (2,000)          (2,000)
Deferred benefits for
  directors-net                                                                                        (9)              (9)
---------------------------------------------------------------------------------------------------------------------------
March 31, 2001                 18,295,608 $43,742  $59,338  $221,707  $(67,368)      $2,062      $ (2,874)        $256,607
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
December 31, 2001              17,854,497 $43,742  $58,663  $230,924  $(76,183)      $3,560      $ (2,505)        $258,201
---------------------------------------------------------------------------------------------------------------------------
Net income                                                     8,068                                                 8,068
Net fair value adjustment
  on securities available for
  sale - net of tax effect                                                           (3,914)                        (3,914)
Net securities gains
  reclassified into earnings
  - net of tax effect                                                                  (688)                          (688)
Net fair value adjustment
  on derivatives - net of
  tax effect                                                                            507                            507
Net derivative gains
  reclassified into
  earnings - net of
  tax effect                                                                            (34)                           (34)
                                                                                                                    -------
        Comprehensive income                                                                                         3,939
Cash dividends:
   Common  ($.23 per share)                                   (4,894)                                               (4,894)
Treasury shares purchased-net     (12,879)            (226)               (108)                                       (334)
Stock issued for acquisition    3,441,888     673   (5,638)             75,488                                      70,523
Deferred benefits for
  directors - net                                                                                     (18)             (18)
---------------------------------------------------------------------------------------------------------------------------
March 31, 2002                 21,283,506 $44,415  $52,799  $234,098     $(803)      $ (569)      $(2,523)        $327,417
===========================================================================================================================

See Notes to Consolidated Financial Statements.


                               WESBANCO, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(Unaudited, in thousands)


                                                  For the three months ended
Increase in Cash and Cash Equivalents                     March 31,
                                                  ---------------------------
                                                      2002           2001
Cash Flows From Operating Activities:             ------------    -----------
Net income                                         $    8,068      $   7,405
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                        1,225          1,297
    Net accretion                                        (192)           (16)
    Provision for loan losses                           2,239            900
    Gains on sales of securities - net                 (1,174)          (255)
    Deferred income taxes                                 122             72
    Other - net                                           158         (1,977)
    Net change in:
      Interest receivable                               1,096            992
      Other assets and other liabilities                6,580          3,245
      Interest payable                                   (873)           689
                                                    ----------     ----------
Net cash provided by operating activities              17,249         12,352
                                                    ----------     ----------

Cash Flows From Investing Activities:
    Securities held to maturity:
      Proceeds from maturities and calls                7,625          4,147
      Payments for purchases                         (102,151)       (28,125)
    Securities available for sale:
      Proceeds from sales                             141,139         31,071
      Proceeds from maturities and calls               25,688         62,782
      Payments for purchases                          (67,315)       (91,019)
    Net cash received in acquisition                   24,464            ---
    Decrease in loans                                  20,171         29,910
    Purchases of premises and equipment - net          (1,488)          (804)
                                                    ----------     ----------
Net cash provided by investing activities              48,133          7,962
                                                    ----------     ----------

Cash Flows From Financing Activities:
    Increase in deposits                                2,038            198
    Increase (decrease) in other borrowings           (33,305)        71,560
    Dividends paid                                     (4,113)        (4,211)
    Treasury shares purchased - net                      (334)        (5,485)
    Other                                                 (17)           ---
                                                    ----------     ----------
Net cash provided (used) by financing activities      (35,731)        62,062
                                                    ----------     ----------

Net increase in cash and cash equivalents              29,651         82,376
Cash and cash equivalents at beginning of period       82,275         73,416
                                                    ----------     ----------
Cash and cash equivalents at end of period          $ 111,926      $ 155,792
                                                    ==========     ==========
Supplemental Disclosures:
Interest paid on deposits and other borrowings      $  17,491      $  19,281
Income taxes paid                                         ---            175


See Notes to Consolidated Financial Statements.

                          WESBANCO, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------

Note 1 - Accounting Policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at March 31, 2002. The reclassifications had no effect on net income.
Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.
Earnings per share: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.

Note 2 - Completed Business Combination
---------------------------------------
     On March 1, 2002, WesBanco completed the acquisition of American and the merger of American's affiliate, Wheeling
National Bank, Wheeling, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc. WesBanco and American entered into a definitive Agreement and Plan of Merger on February 22, 2001. Under the terms of the definitive Agreement and Plan of Merger, WesBanco exchanged 1.1 shares of WesBanco common stock for each share of American common stock. A total of 3,441,888 shares of WesBanco common stock valued at $70.5 million were issued to fund the transaction. The transaction was accounted for using the purchase method of accounting. As of the acquisition date, American had total assets of approximately $678 million, deposits of $466 million and stockholders' equity of $44 million. In connection with the acquisition on March 1, 2002, WesBanco recorded goodwill of approximately $28 million and a core deposit intangible of $16 million on its Consolidated
Balance Sheet.
     WesBanco's merger with American expands WesBanco's market share in the tri-state area and includes expansion into new markets with an office in Washington, Pennsylvania, an office in Cambridge, Ohio and four offices in Columbus, Ohio.

     The following table presents pro forma combined results of operations of WesBanco and American as if the business combination had been completed as of the beginning of each respective period:

(unaudited, in thousands, except per share amounts)

                                                 For the Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     2002            2001
                                                 -----------     -----------
Net Interest Income                                $  27,744       $  26,142
Net Income                                             8,071           8,779
Earnings Per Share                                      0.38            0.40


Note 3 - Guaranteed Preferred Beneficial Interest in Subordinated Debt
----------------------------------------------------------------------
     On March 1, 2002, WesBanco assumed $12.65 million of 8.5%
Trust Preferred Securities ("Preferred Securities") from
American. In April 1998, American created a statutory business trust under Delaware law for the purpose of issuing the company
obligated Preferred Securities.   The proceeds from the sale of
the Preferred Securities of the Trust, as well as proceeds from the issuance of common securities to American, were utilized by the Trust to invest in $13.04 million of 8.5% Junior Subordinated Debentures ("the Debentures") of American. The Debentures represent the sole assets of the Trust.
     The Preferred Securities, which have a stated value and liquidation preference of $10 per share, are registered on Nasdaq under the stock symbol WSBCP (formerly AMBCP). Interest on the Preferred Securities is cumulative and payable quarterly in arrears. WesBanco has the right to optionally redeem the Debentures on or after April 30, 2003. The Debentures mature on
April 1, 2028.
     The Preferred Securities are presented as a separate category of long-term debt on the Consolidated Balance Sheet.
For regulatory purposes, the Preferred Securities are included in Tier I Capital in accordance with regulatory reporting requirements.

Note 4 - Business Segments
--------------------------
     WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco's community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment were approximately $2.8 billion at March 31, 2002 and 2001. These assets are held by WesBanco's affiliate, WesBanco Bank, Inc. in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco's Consolidated Balance Sheet.



The following table provides selected financial information for the segments of WesBanco:




                                                       Trust &
                                          Community   Investment
(unaudited, in thousands)                  Banking     Services   Consolidated
                                         -----------  ----------  ------------
For the three months ended March 31, 2002:
  Net interest income                      $  24,251         ---    $  24,251
  Provision for loan losses                    2,239         ---        2,239
  Non-interest income                          3,989    $  3,115        7,104
  Non-interest expense                        16,067       1,710       17,777
  Provision for income taxes                   2,709         562        3,271
  Net income                                   7,225         843        8,068



For the three months ended March 31, 2001:
  Net interest income                      $  20,936         ---    $  20,936
  Provision for loan losses                      900         ---          900
  Non-interest income                          2,878    $  3,122        6,000
  Non-interest expense                        13,342       1,702       15,044
  Provision for income taxes                   3,019         568        3,587
  Net income                                   6,553         852        7,405






Note 5 - New Accounting Standards
---------------------------------
     On January 1, 2002, WesBanco adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which change the accounting for goodwill from an amortization method to an evaluation of possible impairment approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets.
     SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. A final transitional impairment test will be completed during the second quarter of 2002. As of March 31, 2002, WesBanco's Consolidated Balanced Sheet reflected total goodwill assets of $47 million and a core deposit intangible of $16 million. The core deposit intangible is being amortized using a declining balance method over an estimated life of approximately 11 years.

     The following table presents reported net earnings and earnings per share data for the three months ended March 31, 2001, as well as pro forma adjustments as if SFAS No. 142 had been adopted on January 1, 2001.





(unaudited, in thousands, except per share amounts)

                                                 For the three months ended
                                                       March 31, 2001
                                                 --------------------------
                                                       Net        Earnings
                                                     Income       Per Share
                                                   ----------     ---------
Reported                                           $    7,405     $    0.40
Add back: Non-tax deductible goodwill amortization        293          0.02
                                                   ----------     ---------
Adjusted                                           $    7,698     $    0.42
                                                   ==========     =========

     On January 1, 2002, WesBanco adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues. The adoption of this statement did not have an impact on WesBanco's financial statements for the three months ended March 31, 2002.










Item 2. - Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

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

                       Earnings Summary
                       ----------------
  Comparison of the three months ended March 31, 2002 and 2001
  ------------------------------------------------------------

     WesBanco's net income increased 9.0% to $8.1 million for the first quarter of 2002 compared to $7.4 million for the first quarter of 2001. Earnings per share increased 5.0% to $0.42 for the quarter ended March 31, 2002 compared to $0.40 for the quarter ended March 31, 2001. WesBanco's improved first quarter earnings resulted from increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense and the loan loss provision. The results of operations were impacted by the March 1, 2002 acquisition of American Bancorporation and its subsidiary bank, Wheeling National Bank.
     WesBanco's key earnings performance ratios remained strong during the quarter ended March 31, 2002. Earnings performance reflected a return on average assets of 1.21% and a return on average equity of 11.63% for the first quarter of 2002 compared to 1.30% and 11.63%, respectively, for the first quarter of 2001.
     Operating earnings per share increased 11.9% to $0.47 for the first quarter of 2002 compared to $0.42 for the first quarter of 2001. Operating earnings, which excludes amortization of intangibles, non-recurring merger expenses and gains or losses on the sale of non-earning assets, increased 16.3% to $9.0 million for the quarter ended March 31, 2002 compared to $7.7 million for the quarter ended March 31, 2001.


TABLE 1      AVERAGE BALANCE SHEET AND NET INTERST ANALYSIS

                                               Three months ended March 31,
                                         -------------------------------------
                                                2002                2001
                                         ------------------  -----------------
(dollars in thousands)                    Average  Average    Average  Average
                                          Volume     Rate     Volume     Rate
ASSETS                                   ------------------  -----------------
Loans, net of unearned income (1)        $1,648,221  7.39%   $1,577,302  8.39%
Securities: (2)
   Taxable                                  563,830  5.37       346,708  6.36
   Tax-exempt (3)                           255,405  7.57       183,987  7.58
                                         -----------------   -----------------
     Total securities                       819,235  6.06       530,695  6.78
Federal funds sold                           34,235  1.61        39,407  5.18
                                         -----------------   -----------------
     Total earning assets (3)             2,501,691  6.87%    2,147,404  7.93%
                                         -----------------   -----------------
Other assets                                194,152             159,418
                                         ----------          ----------
Total Assets                             $2,695,843          $2,306,822
                                         ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits         $  252,191  0.75%   $  252,333  2.12%
Money market deposits                       422,517  2.97       363,023  4.39
Savings deposits                            300,311  1.10       250,961  1.98
Certificates of deposit                     846,988  4.55       765,056  5.92
                                         -----------------   -----------------
     Total interest bearing deposits      1,822,007  3.09     1,631,373  4.39
Other borrowings                            314,005  3.53       178,243  5.28
                                         -----------------   -----------------
     Total interest bearing liabilities   2,136,012  3.16%    1,809,616  4.48%
                                         -----------------   -----------------
Non-interest bearing demand deposits        252,136             217,243
Other liabilities                            26,233              21,713
Shareholders' equity                        281,462             258,250
                                         ----------          ----------
Total Liabilities and
  Shareholders' Equity                   $2,695,843          $2,306,822
                                         ==========          ==========
Taxable equivalent net yield on
  average earning assets (3)                         4.18%               4.16%
                                                   =======             =======





(1) Total loans are gross of allowance for loan losses and net of unearned income, includes non-accrual and loans held for sale, loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 2 RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)


                                               Three months ended March 31,
                                                  2002 compared to 2001
                                         ------------------------------------
                                                                 Net Increase
(in thousands)                             Volume       Rate      (Decrease)
Increase (decrease) in interest income:  ------------------------------------
  Loans, net of unearned income           $  1,419   $  (4,020)    $  (2,601)
  Taxable securities                         3,045        (983)        2,062
  Tax-exempt securities (2)                  1,350          (1)        1,349
  Federal funds sold                           (60)       (314)         (374)
                                         ------------------------------------
    Total interest income change(2)          5,754      (5,318)          436
                                         ------------------------------------

Increase (decrease) in interest expense:
  Interest bearing demand deposits              (1)       (854)         (855)
  Money Market deposits                        574      (1,409)         (835)
  Savings deposits                             208        (615)         (407)
  Certificates of deposit                    2,984      (4,654)       (1,670)
  Other borrowings                           1,950      (1,534)          416
                                         ------------------------------------
    Total interest expense change            5,715      (9,066)       (3,351)
                                         ------------------------------------
Taxable equivalent net interest
  income increase (decrease) (2)          $     39   $   3,748     $   3,787
                                         ====================================
Increase in taxable equivalent adjustment                                472
                                                                   ----------
Net interest income increase (decrease)                            $   3,315
                                                                   ==========

(1) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.


                    Net Interest Income
                    -------------------
      Taxable equivalent net interest income, which is WesBanco's largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and borrowings). Taxable equivalent net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
      Taxable equivalent net interest income increased
$3.8 million or 17.1% for the first quarter of 2002 compared to the first quarter of 2001. The net interest margin increased slightly to 4.18% from 4.16% for the first quarter of 2001. Average earning assets increased $354.3 million or 16.5% and average interest-bearing liabilities increased $326.4 million or 18.0% for the first quarter of 2002 compared to the first quarter of 2001. The American acquisition increased average earning assets by approximately $210 million and increased average interest-bearing liabilities by approximately $195 million.
      Taxable equivalent interest income increased $0.4 million or 1.0% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. As shown in Tables 1 and 2, taxable equivalent interest income increased $5.7 million due to volume increases in average earning assets of $354.3 million and decreased $5.3 million due to a decline in the average taxable equivalent yield of 106 basis points, from 7.93% to 6.87% during the comparative period. The decrease in average yields resulted from a general reduction in interest rates combined with a shift in volume from higher-yielding loans into securities with lower yields. Since the first quarter of last year, WesBanco's prime lending rate decreased to 4.75% from 8.0%.
      Interest expense decreased $3.4 million or 16.8% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. As shown in Tables 1 and 2, interest expense increased $5.7 million due to volume increases in average interest bearing liabilities of $326.4 million and decreased $9.1 million due to an average rate decrease of 132 basis points, from 4.48% to 3.16% during the comparative period. The average rate decrease was due to significant reductions in average rates paid on deposit products and other borrowings, which are primarily comprised of repurchase agreements and FHLB borrowings.

                   Non-interest Income
                   -------------------
      Non-interest income for the first quarter of 2002 increased $1.1 million or 18.4% from the first quarter of 2001. The increase was primarily due to a $0.9 million increase in net securities gains that resulted from the sale of U.S. Agency securities to improve liquidity and restructure the securities portfolio as a result of the American acquisition. Deposit activity fees increased 9.7% primarily as the result of the increased volume from the American acquisition while trust revenue remained consistent between periods. Trust assets under management, which are not reflected in the accompanying balance sheet, were $2.8 billion at March 31, 2002, remaining constant with the level at March 31, 2001.

                   Non-interest Expense
                   --------------------
     Non-interest expense, excluding non-recurring merger expenses, increased $1.7 million or 11.1% for the first quarter of 2002 as compared to the first quarter of 2001. The increase resulted from incremental operating costs related to the American acquisition and an increase in employee benefit expenses, which reflected an increase in health care and pension costs.
     Non-recurring merger expenses of approximately $1.1 million, recorded in the first quarter of 2002, were comprised of certain post-merger severance payments and other costs related to the American acquisition. Non-recurring expenses related to the acquisition are projected to total $3.1 million. Approximately $2.5 million of these expenses are expected to be recorded in 2002 with the remainder to be recorded in 2003. There were no non-recurring expenses in the first quarter of 2001. Total annual cost savings expected to be realized from the business combination with American by the end of 2003 approximates $3.0 million.
      WesBanco's operating efficiency ratio, which excludes the non-recurring merger expenses and amortization of intangibles, improved to 49.82% for the first quarter of 2002 compared to 52.34% for the first quarter of 2001.

                         Income Taxes
                         ------------
TABLE 3: Reconciliation of Income Tax Rates


                                             For the three months ended
                                                      March 31,
                                             ---------------------------
                                                 2002           2001
                                                 ----           ----
Federal statutory tax rate                        35%            35%
Tax-exempt interest income                        (9)            (7)
State income tax - net of federal tax effect       4              4
All other - net                                   (1)             1
                                                 ----           ----
   Effective tax rate                             29%            33%
                                                 ====           ====

     WesBanco's federal and state income tax expense decreased $0.3 million to $3.3 million for the quarter ended March 31, 2002 compared to $3.6 million for the quarter ended March 31, 2001. WesBanco's effective tax rate for first quarter of 2002 decreased to 29% from 33% last year. This decrease was primarily due to an increase in tax-exempt municipal bonds.


                    Financial Condition
                    -------------------

     Total assets of WesBanco were $3.2 billion as of March 31, 2002, an increase of $690.2 million or 27.9% compared to total assets as of December 31, 2001. The American acquisition accounted for approximately $678 million of the increase. Total liabilities of WesBanco were $2.8 billion as of March 31, 2002, an increase of $621.0 million or 28.0% compared to total liabilities as of December 31, 2001. The American acquisition accounted for approximately $634 million of the increase.

TABLE 4: Composition of Securities



                                                   March 31,      December 31,
(in thousands)                                        2002            2001
Securities held to maturity (at amortized cost):   ----------     -----------
  U.S. Treasury and Federal Agency securities       $  87,999      $   1,001
  Obligations of states and political subdivisions    331,706        221,866
  Other debt securities                                23,044         18,086
                                                   ----------     -----------
    Total securities held to maturity (fair value
      of $441,440 and $242,558, respectively)         442,749        240,953
                                                   ----------     -----------

Securities available for sale (at fair value):
  U. S. Treasury and Federal Agency securities        265,241        307,250
  Obligations of states and political subdivisions     11,257         12,076
  Corporate securities                                 18,754         14,017
  Mortgage-backed and other debt securities           286,555        184,174

    Total securities available for sale (amortized ----------     -----------
       cost of $582,001 and $510,104, respectively)   581,807        517,517
                                                   ----------     -----------
       Total securities                            $1,024,556      $ 758,470
                                                   ==========     ===========

     Total securities increased $266.1 million or 35.1% from December 31, 2001 to March 31, 2002. The American acquisition increased total securities by approximately $277 million, which was partially offset by the net sale of securities. At March 31, 2002, the average taxable equivalent yield of the available for sale portfolio was 5.40% with an average maturity of 3.2 years compared to 5.75% and 2.7 years, respectively, at December 31, 2001. At March 31, 2002, the average taxable equivalent yield of the held to maturity portfolio was 4.52% with an average maturity of 7.4 years compared to 6.94% and 6.6 years, respectively, at December 31, 2001. Both the decreases in the average taxable equivalent yields and the increases in the average maturities are primarily related to the addition of the American securities, which included a relatively large volume of tax-exempt municipal bonds.
     During the first quarter of 2002, WesBanco sold U.S.
Agency securities to improve liquidity and restructure the securities portfolio as a result of the American acquisition. Unrealized pre-tax gains/losses on available for sale securities (fair value adjustments) reflected a $0.2 million market loss as of March 31, 2002 compared to a $7.4 million market gain as of December 31, 2001. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities classified as available for sale. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.

TABLE 5: Composition of Loans


                                                 March 31,    December 31,
  (in thousands)                                   2002          2001
                                                 ----------   ------------
  Commercial                                     $  734,451    $   569,193
  Real estate - construction                         52,283         37,676
  Real estate - residential                         726,522        620,108
  Consumer, net of unearned income                  354,517        312,718
                                                 ----------    -----------
  Loans, net of unearned income                  $1,867,773    $ 1,539,695
                                                 ==========    ===========


      Loans, net of unearned income, increased $328.1 million or 21.3% from December 31, 2001 to March 31, 2002. The American acquisition increased loans by approximately $345 million.
Excluding American, loans decreased during the first quarter of 2002 as reductions in consumer and real estate loans were only partially offset by an increase in commercial loans. Relatively low interest rates have kept commercial loan demand steady while the ongoing economic slowdown in WesBanco's market area and the tightening of credit standards for indirect automobile lending resulted in a decline in the consumer loan portfolio. The decline in real estate loans reflects WesBanco's decision to sell more fixed rate originations into the secondary market, and additional prepayments of adjustable rate mortgages as customers sought other fixed rate alternatives. The composition of loans as a percentage of total loans at March 31, 2002 consisted of commercial at 39%, real estate at 42% and consumer at 19%. As of the acquisition date, American's composition of loans consisted of commercial at 50%, real estate at 34% and consumer at 16%.

TABLE 6:  Non-performing Assets, Other Impaired Loans and Loans
          Past Due 90 Days or More


                                                      March 31,   December 31,
  (in thousands)                                        2002         2001
                                                     ----------   -----------
Non-accrual loans                                      $  7,038      $  4,030
Renegotiated loans                                        2,657         3,756
                                                       --------      --------
  Total non-performing loans                              9,695         7,786
Other real estate owned                                   3,239         3,215
                                                       --------      --------
  Total non-performing assets                            12,934        11,001
Other impaired loans (1)                                  7,948         6,355
                                                       --------      --------
  Total non-performing assets and other impaired loans $ 20,882      $ 17,356
                                                       ========      ========
Loans past due 90 days or more                         $ 11,961      $ 10,496
                                                       ========      ========

(1) Includes loans internally classified as doubtful and substandard that meet the definition of impaired loans.


     WesBanco's level of non-performing assets and other impaired loans increased $3.5 million from December 31, 2001 to March 31,
2002. The American acquisition increased total non-performing assets and other impaired loans by $4.4 million, which was partially offset by the write-down of $1.4 million related to two commercial real estate loans which had allocated specific loss reserves established in prior periods.
     Non-performing loans as a percentage of total loans
were 0.52% at March 31, 2002 compared to 0.51% at December 31,
2001 and 0.61% at March 31, 2001.  Also, non-performing loans and loans past due over 90 days or more as a percentage of the
allowance for loan losses was 0.89% at March 31, 2002, and 0.88%
at both December 31, 2001 and March 31, 2001.
     WesBanco monitors the overall quality of its loan portfolio
through various methods.   Subsequent to loan origination, the
process used to measure and monitor credit risk depends on the type of loan. Monitoring the level and trend of delinquent loans is a basic practice for all loan types. Underwriting standards may also be changed when appropriate. Credit risk in the personal loan and residential real estate portfolios is also managed by monitoring market conditions that may impact groups of borrowers or collateral values. Credit risk in the commercial loan portfolio is managed by periodic reviews of large borrowing relationships, monitoring the portfolio for potential concentrations of credit, and monitoring each borrower's compliance with applicable loan covenants.

TABLE 7:  Allowance for Loan Losses


                                                   For the three months ended
                                                             March 31,
  (in thousands)                                   --------------------------
                                                       2002           2001
                                                   -----------    -----------
  Balance, at beginning of period                    $20,786        $20,030

  Allowance for loan losses of acquired bank           3,903            ---

    Charge-offs                                       (2,847)        (1,097)
    Recoveries                                           138            138
                                                    --------       --------
        Net charge-offs                               (2,709)          (959)

    Provision for loan losses                          2,239            900
                                                    --------       --------
  Balance, at end of period                          $24,219        $19,971
                                                    ========       ========

     The allowance for loan losses as a percentage of total loans was 1.30% at March 31, 2002 compared to 1.35% at December 31, 2001 and 1.28% at March 31, 2001. The decrease in the allowance as a percentage of total loans at March 31, 2002 from December 31, 2001 resulted from the reduction in specific loss reserves associated with the write-down of two commercial real estate loans and the addition of American's allowance for loan losses, which at the acquisition date, was approximately 1.1% of loans outstanding.
     Net loan charge-offs for the quarter ended March 31, 2002 increased $1.8 million compared to the quarter ended March 31, 2001. The increase in charge-offs for the quarter ended March 31, 2002 resulted primarily from the previously mentioned write-down of two commercial real estate secured loans which had allocated specific loss reserves established in prior periods, and increased consumer loan charge-offs. Net loan charge-offs as a percentage of average total loans were 0.67% on an annualized basis for the first quarter of 2002 and 0.44% on a trailing 12-month basis. The provision for loan losses increased $1.3 million for the quarter ended March 31, 2002 compared to the first quarter of 2001. In terms of coverage, the allowance for loan losses was 2.50 times non-performing loans at March 31, 2002 compared to 2.09 times non-performing loans at March 31, 2001.
     The allowance for loan losses is available to absorb losses in the loan portfolio. The allowance is reduced by losses, net of recoveries, and increased by charging a provision to operations to maintain the allowance at a level determined appropriate by management. There can be no assurance that WesBanco will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance.
     The adequacy of the allowance for loan losses is evaluated quarterly, which includes testing certain loans for impairment. Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review. Reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to WesBanco. Management also evaluates factors such as economic conditions, changes in underwriting standards or practices, delinquency and other trends in the portfolio, specific industry conditions, loan concentrations, the results of recent internal loan reviews or regulatory examinations, and other relevant factors that may impact the loan portfolio. Management relies on certain types of observable data, such as employment statistics, trends in bankruptcy filings, and external events that impact particular industries, to determine whether loss attributes exist at the balance sheet date that will lead to higher than historical losses in any segment of the portfolio.
     Off-balance sheet loan commitments consist of available balances under lines of credit and standby letters of credit. These commitments to extend credit were $312.8 million at March 31, 2002 compared to $223.6 million at March 31, 2001. This increase is attributed to growth in commercial and home equity lines of credit. Commercial lines of credit and standby letters of credit are generally renewable or may be cancelled annually. Loan commitments that are available beyond one year consist of home equity and other personal lines of credit, certain real estate construction loans, and other commercial lines of credit. All loan commitments, regardless of the duration of availability, are cancelable by WesBanco under certain circumstances.


                Deposits and Other Borrowings
                -----------------------------

     Deposits increased $472.8 million or 24.7% during the quarter ended March 31, 2002. The American acquisition increased deposits by approximately $465 million. The remainder of the increase in deposits reflected growth primarily in short-term certificates of deposit and prime rate money market accounts as customers shifted balances out of long-term certificates of deposit products and savings accounts.
     Other borrowings, which include FHLB borrowings, repurchase agreements and federal funds purchased, increased by $127.8 million during the first quarter of 2002 compared to the first quarter of 2001, which was primarily related to the American acquisition.

                        Capital Resources
                        -----------------
      Shareholders' equity remained strong at March 31, 2002 highlighted by Tier I leverage capital of 10.54% and Tier I and total-risked based capital ratios of 13.33% and 14.49%, respectively. Book value per share was $15.38 at March 31, 2002 compared to $14.46 at December 31, 2001 and tangible book value per share was $12.42 compared to $13.40 at December 31, 2001. Shareholders' equity increased $69.2 million from December 31, 2001 to March 31, 2002 as the result of the American acquisition and accumulated earnings net of cash dividends. These growth factors were partially offset by changes in accumulated other comprehensive income resulting primarily from fair value adjustments on available for sale securities.
      During the first quarter of 2002, WesBanco completed the acquisition of 39,279 shares of common stock under the current stock repurchase plan. As of March 31, 2002, 379,104 shares of WesBanco common stock remained authorized to be purchased under the current plan. The timing, price and quantity of purchases under the plan are at the discretion of WesBanco and the plan may be discontinued or suspended at any time.

TABLE 8:  Capital Adequacy Ratios

                                          March 31,  December 31,
                                            2002         2001
                                          ---------  ------------
  Tier I leverage capital                   10.54%      9.62%
  Tier I risk-based capital                 13.33%     14.09%
  Total risk-based capital                  14.49%     15.34%


     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 8, WesBanco's Tier I leverage, Tier I risk-based and total risk-based capital ratios are well above the required minimum levels of 4%, 4%, and 8%, respectively.

At March 31, 2002 and December 31, 2001, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and is considered well-capitalized under FDICIA. There are no conditions or events that have occurred since March 31, 2002 that management believes has changed WesBanco's well-capitalized category.

                       Liquidity Risk
                       --------------
     Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. WesBanco's Asset/Liability Management Committee ("ALCO") monitors liquidity monthly and senior management reviews liquidity weekly.
     The principal source of liquidity is WesBanco's deposit base and other borrowings. At March 31, 2002, WesBanco's banking subsidiary has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $1,087 million, of which $813 million was unused. The acquisition of American added approximately $428 million to the maximum borrowing capacity and approximately $273 million to the unused capacity.
     The securities portfolio, federal funds sold and cash and due from banks serve as additional sources of liquidity. Securities totaled $1,024.6 million as of March 31, 2002, of which $581.8 million was classified as available for sale. Securities maturing within one year from both the available for sale and held to maturity portfolios totaled $55.9 million at March 31, 2002. Securities of $354.8 million were pledged at March 31, 2002. Additional liquidity was provided by federal funds sold of $36.3 million and cash and due from banks of $75.6 million at March 31, 2002.
     Management believes that WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.


Item 3. - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     Management considers interest rate risk WesBanco's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of WesBanco's net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.
     Management uses an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model takes into consideration numerous assumptions regarding cash flow, repricing characteristics, prepayment factors and callable bond forecasts at varying levels of interest rates.
Since these assumptions are uncertain, the simulation analysis should not be relied upon as being indicative of actual results.
The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates. WesBanco's Asset/Liability Management Committee monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk within Board approved policy guidelines. The current interest rate risk policy guidelines prescribe a maximum impact on net interest income of +/- 5% for a 200 basis point immediate change in interest rates over twelve months.
     At March 31, 2002, a 200 basis point increase in interest rates may result in an increase to net interest income of approximately
2.4% compared to 0.4% at December 31, 2001. The increase in net interest income projected as a result of changes in sensitivity to rising rates can be attributed primarily to the acquisition of American.
     Conversely, a 200 basis point decrease in interest rates, at March 31, 2002, may result in a decrease to net interest income of approximately 6.8% compared to 5.4% at December 31, 2001. In the current low interest rate environment, the exposure to a 200 basis point declining interest rate scenario on net interest income becomes distorted as artificial rate floors are imposed, through simulation analysis, on various deposit products and other borrowings. To lessen the distortion of rate floors in the declining interest rate scenario, management considers that an alternative 100 basis point declining rate scenario is more appropriate for evaluation purposes.
A 100 basis point decrease in interest rates, at March 31, 2002, may result in a net interest income reduction of approximately 2.0% compared to 1.6% at December 31, 2001.
     In order to reduce the exposure of interest rate fluctuations, WesBanco utilizes interest rate swap agreements.
These agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount, on which interest payments are calculated. These agreements are entered into as part of WesBanco's interest rate risk management strategy primarily to alter the interest rate sensitivity of deposit liabilities.  At
March 31, 2002, the notional value of interest rate swap agreements outstanding was approximately $120.3 million with a related market loss of $0.4 million, net of tax.





PART II - OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------

      On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers.
At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), presently pending in the United States District Court for the Northern District of West Virginia. WesBanco has essentially become substituted as the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al.
v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 District Court Order. The purported class of plaintiffs now assert that they are not bound by the 1995 District Court Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.
      WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.


Item  2. - Changes in Securities and Use of Proceeds
----------------------------------------------------
           Not Applicable

Item  3. - Defaults Upon Senior Securities
------------------------------------------
           Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
     On April 17, 2002, the Annual Meeting of the Stockholders of
WesBanco, Inc. was held in Wheeling, WV.
     The following directors were elected to the Board of Directors for a term of three years expiring at the annual stockholders meeting in 2005:

                                 For                  Against
                              ----------              -------
R. Peterson Chalfant          16,291,466               65,315
John H. Cheffy                16,332,173               64,293
Abigail M. Feinknopf          16,263,916               88,822
John W. Kepner                16,293,908               65,017
Jeremy C. McCamic             16,219,103              110,351
Joan C. Stamp                 16,291,432               64,006




Item 5. - Other Information
---------------------------
         Not Applicable

Item 6(a). - Exhibits
---------------------
         Not Applicable

Item 6(b). - Reports on Form 8-K
--------------------------------
         On March 15, 2002, WesBanco, Inc. filed a current report on Form 8-K, dated March 1, 2002, describing the consummation of the acquisition of American Bancorporation.

         On May 14, 2002, WesBanco, Inc. filed a current report on Form 8-K/A, amending the Form 8-K filed on March 15, 2002, to provide the information required under Item 7.


                         SIGNATURES
                         ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        WESBANCO, INC.
                                        --------------


Date: May 15, 2002                      /s/ Paul M. Limbert
      ------------                      ---------------------------------
                                        Paul M. Limbert
                                        President and Chief Executive Officer


Date: May 15, 2002                      /s/ Robert H. Young
      ------------                      -----------------------------------
                                        Robert H. Young
                                        Executive Vice President and Chief
                                          Financial Officer





