Form 10-Q
period 2002-06-30
WESBANCO INC
filed 2002-08-14
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549
                                 FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   AND EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002
                --------------------------------------------

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
WesBanco had 20,974,690 shares outstanding at July 31, 2002



                                WESBANCO, INC.
                              TABLE OF CONTENTS
                              -----------------

ITEM #                               ITEM                           PAGE NO.
------                               ----                           --------

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

1              Financial Statements and Accompanying Notes          3 - 11

2              Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  12 - 24

3              Quantitative and Qualitative Disclosures About
               Market Risk                                          24


                           PART II - OTHER INFORMATION
                           ---------------------------

1              Legal Proceedings                                    25

2              Changes in Securities and Use of Proceeds            26

3              Defaults Upon Senior Securities                      26

4              Submission of Matters to a Vote of Security
               Holders                                              26

5              Other Information                                    26

6 (a)          Exhibits                                             26

6 (b)          Reports on Form 8-K                                  26



Signatures and Certification                                   27 - 28

Exhibits                                                    E 1 - E 11



PART I - FINANCIAL INFORMATION
------------------------------


Item 1. - Financial Statements
------------------------------

        Consolidated Balance Sheets at June 30, 2002 and December 31, 2001, and Consolidated Statements of Income for the three months and six months ended June 30, 2002 and June 30, 2001, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six months ended
June 30, 2002 and 2001 are set forth on the following pages.
        On March 1, 2002, WesBanco, Inc. ("WesBanco") completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc. As of the date of the acquisition, American had total assets of approximately $679 million that represented 28% of WesBanco's pre-acquisition total assets.
	In the opinion of the management of WesBanco, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of what results may be attained for the entire year.
	For further information, refer to the 2001 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco's Annual Report on Form 10-K for the year ended December 31, 2001.




                               WESBANCO, INC.
                        CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
(Unaudited dollars in thousands, except per share amounts)






                                               June 30,         December 31,
                                                 2002               2001
                                           ----------------   ---------------
ASSETS
Cash and due from banks                     $    72,711        $    81,563
Due from banks - interest bearing                 1,074                712
Federal funds sold                               46,800                  -
Securities:
  Held to maturity (fair values of
    $481,778 and $242,558, respectively)        474,164            240,953
  Available for sale, carried at fair value     608,690            517,517
                                           ----------------   ---------------
     Total securities                         1,082,854            758,470
                                           ----------------   ---------------
Loans, net of unearned income                 1,842,396          1,539,695
Allowance for loan losses                       (24,281)           (20,786)
                                           ----------------   ---------------
     Net loans                                1,818,115          1,518,909
                                           ----------------   ---------------

Premises and equipment                           57,180             50,252
Accrued interest receivable                      19,788             16,290
Goodwill                                         46,940             19,898
Core deposit intangible                          15,417                  -
Other assets                                     45,982             28,360
                                           ----------------   ---------------
Total Assets                                $ 3,206,861        $ 2,474,454
                                           ================   ===============


LIABILITIES
Deposits:
  Non-interest bearing demand               $   302,067        $   244,422
  Interest bearing demand                       268,516            245,447
  Money Market Accounts                         473,138            406,727
  Savings deposits                              372,453            252,438
  Certificates of deposit                       986,128            764,424
                                           ----------------   ---------------
     Total deposits                           2,402,302          1,913,458
                                           ----------------   ---------------
Other borrowings                                427,430            279,131
Accrued interest payable                          8,804              7,313
Other liabilities                                24,500             16,351
Obligated mandatorily redeemable capital
     securities of subsidiary trust              12,650                  -
                                           ----------------   ---------------
Total Liabilities                             2,875,686          2,216,253
                                           ----------------   ---------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                 -                  -
Common stock, $2.0833 par value;
  50,000,000 shares authorized;
  21,319,348 and 20,996,531 shares
  issued, respectively                           44,415             43,742
Capital surplus                                  52,830             58,663
Retained earnings                               237,814            230,924
Treasury stock (274,347 and 3,142,034
  shares, respectively, at cost)                 (6,552)           (76,183)
Accumulated other comprehensive income
  (fair value adjustments)                        5,219              3,560
Deferred benefits for directors and
  employees                                      (2,551)            (2,505)
                                           ----------------   ---------------
Total Shareholders' Equity                      331,175            258,201
                                           ----------------   ---------------
Total Liabilities and Shareholders' Equity  $ 3,206,861        $ 2,474,454
                                           ================   ===============


See Notes to Consolidated Financial Statements.



                               WESBANCO, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                               For the Three Months Ended    For the Six Months Ended
                                         June 30,                     June 30,
                               --------------------------    -------------------------
                                 2002              2001        2002            2001
                               ---------         --------    ---------       ---------
INTEREST INCOME
  Loans, including fees         $32,552           $31,852      $62,570         $64,469
  Securities:
    Taxable                       8,705             6,355       16,279          11,868
    Tax-exempt                    4,132             2,573        7,273           4,838
      Total interest on        ---------         --------    ---------       ---------
       securities                12,837             8,928       23,552          16,706
                               ---------         --------    ---------       ---------
  Federal funds sold                177               560          313           1,070
                               ---------         --------    ---------       ---------
      Total interest income      45,566            41,340       86,435          82,245
                               ---------         --------    ---------       ---------

INTEREST EXPENSE
  Interest bearing demand
    deposits                        482             1,042          948           2,363
  Money Market Accounts           3,328             3,492        6,425           7,424
  Savings deposits                1,141             1,245        1,957           2,468
  Certificates of deposit         9,923            11,167       19,426          22,340
      Total interest on        ---------         --------    ---------       ---------
       deposits                  14,874            16,946       28,756          34,595
  Other borrowings                4,041             2,696        6,777           5,016
                               ---------         --------    ---------       ---------
      Total interest expense     18,915            19,642       35,533          39,611
                               ---------         --------    ---------       ---------
Net interest income              26,651            21,698       50,902          42,634
  Provision for loan losses       1,760             1,123        3,999           2,023
                               ---------         --------    ---------       ---------
Net interest income after
  provision for loan losses      24,891            20,575       46,903          40,611
                               ---------         --------    ---------       ---------

NON-INTEREST INCOME
  Trust fees                      2,735             2,831        5,850           5,953
  Service charges on deposits     2,805             2,397        5,096           4,486
  Other income                      608               696        1,132           1,230
  Securities gains (net of
    losses)                         509               129        1,683             384
                               ---------         --------    ---------       ---------
    Total non-interest income     6,657             6,053       13,761          12,053
                               ---------         --------    ---------       ---------

NON-INTEREST EXPENSE
  Salaries and wages              8,110             6,859       15,396          13,480
  Employee benefits               1,778             1,423        3,589           2,703
  Net occupancy                   1,256             1,061        2,358           2,053
  Equipment                       1,909             1,496        3,292           3,028
  Other operating                 6,116             5,348       11,245           9,967
  Non-recurring merger expenses     715                --        1,781              --
                               ---------         --------    ---------       ---------
    Total non-interest expense   19,884            16,187       37,661          31,231
                               ---------         --------    ---------       ---------
Income before provision for
    income taxes                 11,664            10,441       23,003          21,433
  Provision for income taxes      2,986             3,141        6,257           6,728
                               ---------         --------    ---------       ---------
Net Income                      $ 8,678           $ 7,300     $ 16,746        $ 14,705
                               =========         ========    =========       =========

Earnings per share              $  0.41           $  0.40     $   0.83        $   0.80

Average shares outstanding   21,213,306        18,118,639   20,121,032      18,301,754

Dividends per share             $ 0.235           $  0.23     $  0.465        $   0.46


See Notes to Consolidated Financial Statements.




                               WESBANCO, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)



                                                                                      Accumulated      Deferred
                               Common Stock                                              Other        Benefits for
                          ----------------------  Capital    Retained    Treasury    Comprehensive    Directors &
                            Shares       Amount   Surplus    Earnings      Stock     Income/(Loss)     Employees       Total
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2000         18,567,940    $43,742   $59,464    $218,539    $(62,009)   $   (365)         $   (865)      $258,506
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                     14,705                                                   14,705
Net fair value adjustment
  on securities available
  for sale - net of
  tax effect                                                                              749                              749
Net securities gains
  reclassified into
  earnings - net of tax
  effect                                                                                 (212)                            (212)
Cumulative effect of
  accounting change for
  derivative financial
  instruments - net of
  tax effect                                                                              558                              558
Net fair value adjustment
  on derivatives - net of
  tax effect                                                                             (174)                            (174)
Net derivative gains
  reclassified into
  earnings - net of
  tax effect                                                                              (75)                             (75)

                                                                                                                      ----------
    Comprehensive Income                                                                                                15,551

Cash dividends:
 Common ($.46 per share)                                       (8,368)                                                  (8,368)
Treasury shares purchased
  - net                     (569,007)                (465)                (11,516)                                     (11,981)
Borrowing on ESOP debt                                                                                   (2,000)        (2,000)
Deferred benefits for
  directors - net                                                                                           (34)           (34)
--------------------------------------------------------------------------------------------------------------------------------
June 30, 2001             17,998,933    $43,742   $58,999    $224,876    $(73,525)       $481           $(2,899)      $251,674
================================================================================================================================


--------------------------------------------------------------------------------------------------------------------------------
December 31, 2001         17,854,497    $43,742   $58,663    $230,924    $(76,183)   $  3,560          $ (2,505)      $258,201
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                     16,746                                                   16,746
Net fair value adjustment
  on securities available
  for sale - net of
  tax effect                                                                            3,658                            3,658
Net securities gains
  reclassified into
  earnings - net of tax
  effect                                                                               (1,340)                          (1,340)
Net fair value adjustment
  on derivatives - net of
  tax effect                                                                             (591)                            (591)
Net derivative gains
  reclassified into
  earnings - net of
  tax effect                                                                              (68)                             (68)

                                                                                                                      ----------
    Comprehensive Income                                                                                                18,405

Cash dividends:
 Common ($.465 per share)                                       (9,856)                                                 (9,856)
Treasury shares purchased
  - net                     (251,384)                (195)                 (5,857)                                      (6,052)
Stock issued for
  acquisition              3,441,888        673    (5,638)                 75,488                                       70,523
Deferred benefits for
  directors - net                                                                                           (46)           (46)
--------------------------------------------------------------------------------------------------------------------------------
June 30, 2002             21,045,001    $44,415   $52,830    $237,814    $ (6,552)     $5,219           $(2,551)      $331,175
================================================================================================================================

Note: Comprehensive income for the three-month periods ended June 30, 2002 and 2001 was $14,466 and $5,719, respectively.


See Notes to Consolidated Financial Statements.



                               WESBANCO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
(Unaudited, in thousands)
                                                   For the six months ended
Increase in Cash and Cash Equivalents                     June 30,
                                                -----------------------------
                                                     2002            2001
                                                -------------   -------------
Cash Flows From Operating Activities:
Net income                                        $  16,746       $  14,705
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation                                        2,691           2,559
  Net accretion                                      (1,307)           (251)
  Provision for loan losses                           3,999           2,023
  Gains on sales of securities - net                 (1,683)           (384)
  Deferred income taxes                                 (55)             95
  Other - net                                           201          (1,844)
  Net change in:
    Interest receivable                                 937             233
    Other assets and other liabilities                2,359           1,993
    Interest payable                                 (1,103)             81
                                                -------------   -------------
Net cash provided by operating activities            22,785          19,210
                                                -------------   -------------

Cash Flows From Investing Activities:
  Securities held to maturity:
   Proceeds from maturities and calls                49,307          10,575
   Payments for purchases                          (175,042)        (54,619)
  Securities available for sale:
   Proceeds from sales                              217,042          47,681
   Proceeds from maturities and calls                45,282          99,954
   Payments for purchases                          (178,041)       (207,669)
  Net cash received in acquisition                   24,464               -
  Decrease in loans                                  43,272          40,606
  Purchases of premises and equipment - net          (2,709)         (1,915)
                                                -------------   -------------
Net cash provided (used) by investing activities     23,575         (65,387)
                                                -------------   -------------

Cash Flows From Financing Activities:
   Increase (decrease) in deposits                   19,341          (6,765)
   Increase (decrease) in other borrowings          (12,306)        101,733
   Dividends paid                                    (9,015)         (8,447)
   Treasury shares purchased - net                   (6,052)        (11,981)
    Other                                               (18)              -
                                                -------------   -------------
Net cash provided (used) by financing activities     (8,050)         74,540
                                                -------------   -------------

Net increase  in cash and cash equivalents           38,310          28,363
Cash and cash equivalents at beginning of period     82,275          73,416
                                                -------------   -------------
Cash and cash equivalents at end of period        $ 120,585       $ 101,779
                                                =============   =============

Supplemental Disclosures:
Interest paid on deposits and other borrowings    $  36,635       $  39,530
Income taxes paid                                     6,900           6,791


See Notes to Consolidated Financial Statements.



                                 WESBANCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1 - Accounting Policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2001 Annual Report of WesBanco, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at June 30, 2002. The reclassifications had no effect on net income.
Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.
Earnings per share: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.

Note 2 - Completed Business Combination
---------------------------------------
       On March 1, 2002, WesBanco completed the acquisition of American and the merger of American's affiliate, Wheeling National Bank, Wheeling, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc. WesBanco and American entered into a definitive Agreement and Plan of Merger on February 22, 2001. Under the terms of the definitive Agreement and Plan of Merger, WesBanco exchanged 1.1 shares of WesBanco common stock for each share of American common stock. A total of 3,441,888 shares of WesBanco common stock valued at $70.5 million were issued to fund the transaction. The transaction was accounted for using the purchase method of accounting. As of the acquisition date, American had total assets of approximately $679 million, deposits of $466 million and stockholders' equity of $44 million. In connection with the acquisition on March 1, 2002, WesBanco recorded goodwill of approximately $27 million and a core deposit intangible of $16 million on its Consolidated Balance Sheet.




     The following table presents pro forma combined results of operations of WesBanco and American as if the business combination had been completed as of the beginning of each respective period:

(unaudited, in thousands,
 except per share amounts)

                      For the Three Months Ended   For the Six Months Ended
                             June 30,                     June 30,
                      --------------------------   -------------------------
                         2002             2001        2002            2001
                      -----------     -----------  -----------   -----------

Net Interest Income     $ 26,651      $ 26,492      $ 54,395       $ 52,634
Net Income                 8,678         8,475        16,749         17,254
Earnings Per Share          0.41          0.39          0.79           0.79



Note 3 - Obligated Manditorily Redeemable Capital Securities of
         ------------------------------------------------------
         Subsidiary Trust
         ----------------
       On March 1, 2002, WesBanco assumed $12.65 million of 8.5% Trust Preferred Securities ("Preferred Securities") from American. In April 1998, American created a statutory business trust under Delaware law for the
purpose of issuing the company obligated Preferred Securities.   The
proceeds from the sale of the Preferred Securities of the Trust, as well as proceeds from the issuance of common securities to American, were utilized by the Trust to invest in $13.04 million of 8.5% Junior Subordinated Debentures ("the Debentures") of American. The Debentures represent the sole assets of the Trust.
       The Preferred Securities, which have a stated value and liquidation preference of $10 per share, are registered on Nasdaq under the stock symbol WSBCP (formerly AMBCP). Interest on the Preferred Securities is cumulative and payable quarterly in arrears. WesBanco has the right to optionally redeem the Debentures on or after April 30, 2003. The
Debentures mature on April 1, 2028.
       The Preferred Securities are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the Preferred Securities are included in Tier I Capital in accordance with regulatory reporting requirements.

Note 4 - Business Segments
--------------------------
       WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco's community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets under management of the trust and investment services segment was approximately $2.5 billion at June 30, 2002 and $2.9 billion at June 30, 2001. These assets are held by WesBanco's affiliate, WesBanco Bank, Inc.
in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco's Consolidated Balance Sheet.




The following table provides selected financial information for the segments of WesBanco:

                                                      Trust &
                                          Community   Investment
(unaudited, in thousands)                 Banking     Services    Consolidated
                                          ---------   ----------  ------------
For the three months ended June 30, 2002:
 Net interest income                       $ 26,651         ---     $ 26,651
 Provision for loan losses                    1,760         ---        1,760
 Non-interest income                          3,922    $  2,735        6,657
 Non-interest expense                        18,222       1,662       19,884
 Provision for income taxes                   2,557         429        2,986
 Net income                                   8,034         644        8,678

For the three months ended June 30, 2001:
 Net interest income                       $ 21,698         ---     $ 21,698
 Provision for loan losses                    1,123         ---        1,123
 Non-interest income                          3,222    $  2,831        6,053
 Non-interest expense                        14,570       1,617       16,187
 Provision for income taxes                   2,655         486        3,141
 Net income                                   6,572         728        7,300




                                                      Trust &
                                          Community   Investment
(unaudited, in thousands)                 Banking     Services    Consolidated
                                          ---------   ----------  ------------
For the six months ended June 30, 2002:
 Net interest income                       $ 50,902         ---     $ 50,902
 Provision for loan losses                    3,999         ---        3,999
 Non-interest income                          7,911    $  5,850       13,761
 Non-interest expense                        34,289       3,372       37,661
 Provision for income taxes                   5,266         991        6,257
 Net income                                  15,259       1,487       16,746

For the six months ended June 30, 2001:
 Net interest income                       $ 42,634         ---     $ 42,634
 Provision for loan losses                    2,023         ---        2,023
 Non-interest income                          6,100    $  5,953       12,053
 Non-interest expense                        27,912       3,319       31,231
 Provision for income taxes                   5,674       1,054        6,728
 Net income                                  13,125       1,580       14,705


Note 5 - Goodwill and Core Deposit Intangible
---------------------------------------------
       On January 1, 2002, WesBanco adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which change the accounting for goodwill from an amortization method to an evaluation of possible impairment approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard.
Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets.




       SFAS No. 142, as part of its adoption provisions, required a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. WesBanco has completed this impairment testing as of the date of adoption and determined that goodwill was not impaired.
       The following table presents reported net income and earnings per share data for the three and six months ended June 30, 2002 and 2001, respectively, as well as pro forma adjustments as if SFAS No. 142 had been adopted on January 1, 2001.

unaudited, in thousands,
except per share amounts)

                                For the three months ended        For the six months ended
                                        June 30,                          June 30,
                                --------------------------        ------------------------
                                   2002            2001             2002           2001
                                ----------      ----------        ----------    ----------
Reported net income              $ 8,678         $ 7,300          $ 16,746       $ 14,705
Add back: Non-tax deductible
goodwill amortization                ---             338               ---            631
                                ----------      ----------        ----------    ----------
Adjusted net income              $ 8,678         $ 7,638          $ 16,746       $ 15,336
                                ==========      ==========        ==========    ==========

Earnings Per Share:

Reported net income              $  0.41         $  0.40          $   0.83       $   0.80
Add back: Non-tax deductible
goodwill amortization                ---            0.02               ---           0.04
                                ----------      ----------        ----------    ----------
Adjusted net income              $  0.41         $  0.42          $   0.83       $   0.84
                                ==========      ==========        ==========    ==========

       WesBanco's Consolidated Balanced Sheet reflected total goodwill assets of $47 million as of June 30, 2002 and $20 million at December 31, 2001. In addition, WesBanco recorded a core deposit intangible of $16 million in connection with the March 1, 2002 acquisition of American. The core deposit intangible is being amortized using a declining balance method over an estimated life of approximately 11 years. Amortization expense was $0.6 million for the second quarter of 2002 and $0.7 million for the six months ended June 30, 2002. Core deposit intangible amortization for each of the next five years is as follows: (in thousands)

                         Year                Amount
                 -------------------      -----------
                  Remainder of 2002         $ 1,086
                         2003                 2,112
                         2004                 1,960
                         2005                 1,762
                         2006                 1,278




Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------
       The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
       Forward-looking statements in this report relating to WesBanco's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements, which are not historical fact, involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, and consumer loan customers and their lending activities; actions of the Federal Reserve Board and Federal Deposit Insurance Corporation, legislative, and federal and state regulatory actions or reforms; or other unanticipated developments materially impacting WesBanco's operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.




                              Earnings Summary
                              ----------------
     Comparison of the quarters and six months ended June 30, 2002 and 2001
     ----------------------------------------------------------------------
       WesBanco's net income for the second quarter of 2002 increased
18.9% to $8.7 million compared to $7.3 million for the second quarter of 2001. Earnings per share increased 2.5% to $0.41 compared to $0.40 for the corresponding period last year. For the six months ended June 30, 2002, net income increased 13.9% to $16.7 million compared to $14.7 million for the six months ended June 30, 2001. Earnings per share increased 3.8% to $0.83 from $0.80 for the six months ended June 30, 2001.
       The financial results include the March 1, 2002 acquisition of American Bancorporation ("American") and its subsidiary bank, Wheeling National Bank. As of the acquisition date, American reported total assets of approximately $679 million, which represented 28% of WesBanco's pre-acquisition total assets. A total of 3,441,888 shares, or 19% of pre-acquisition shares outstanding, of WesBanco common stock were issued to fund the transaction.
       Core earnings increased 11.5% to $16.9 million for the six months ended June 30, 2002 compared to $15.2 million for the same period last year. Core earnings is calculated by excluding amortization of goodwill and, on an after-tax basis, nonrecurring expenses related to the acquisition of American Bancorporation, net securities gains and net gains/losses on the sale of non-earning assets. Core earnings per share remained consistent at $0.42 per share for the second quarters of 2002 and 2001, respectively, and increased to $0.84 for the six months ended June 30, 2002 from $0.83 for the six months ended June 30, 2001.
       Although impacted somewhat by American's lower historical return on assets and return on equity, earnings performance ratios remained strong. WesBanco's return on average assets measured 1.09% for the second quarter and 1.15% for the six months ended June 30, 2002, compared to 1.22% and 1.26% for the corresponding periods in 2001. Return on average equity decreased to 10.55% for the second quarter and 11.04% for the six months ended June 30, 2002, compared to returns of 11.44% and 11.53% for the second quarter and six months ended June 30, 2001, respectively.




TABLE 1:   AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                        Three months ended June 30,                        Six months ended June 30,
                          -----------------------------------------------------  ----------------------------------------------
                                      2002                       2001                     2002                    2001
(dollars in thousands)    -------------------------     -----------------------  ---------------------   ----------------------
                           Average         Average       Average       Average    Average     Average     Average      Average
                            Volume          Rate          Volume         Rate     Volume        Rate      Volume         Rate
                          -------------------------     -----------------------  ---------------------   ----------------------
ASSETS
Loans, net of unearned
  income (1)              $1,855,188        7.04%       $1,556,241       8.21%   $1,752,259     7.20%    $1,566,712      8.30%
Securities: (2)
 Taxable                     707,944        4.92%          408,133       6.23%      636,284     5.12%       377,591      6.29%
 Tax-exempt (3)              337,184        7.54%          212,018       7.47%      296,520     7.55%       198,079      7.52%
                          -------------------------     -----------------------  ---------------------   ----------------------
  Total securities         1,045,128        5.76%          620,151       6.65%      932,804     5.89%       575,670      6.71%
Federal funds sold            40,830        1.74%           52,227       4.30%       37,551     1.67%        45,853      4.67%
                          -------------------------     -----------------------  ---------------------   ----------------------
  Total earning assets (3) 2,941,146        6.51%        2,228,619       7.68%    2,722,614     6.68%     2,188,235      7.80%
                          -------------------------     -----------------------  ---------------------   ----------------------
Other assets                 243,584                       163,615                  219,028                 161,622
                          -------------                 -------------            -------------           -------------
Total Assets              $3,184,730                    $2,392,234               $2,941,642              $2,349,857
                          =============                 =============            =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing
      demand deposits     $  270,113        0.72%       $  246,754       1.69%   $  261,202     0.73%    $  249,528      1.91%
Money Market Accounts        463,779        2.88%          366,710       3.82%      443,262     2.92%       364,877      4.10%
Savings deposits             378,411        1.21%          253,981       1.97%      339,577     1.16%       252,479      1.97%
Certificates of deposit      993,994        4.00%          775,955       5.77%      920,898     4.25%       770,536      5.85%
                          -------------------------     -----------------------  ---------------------   ----------------------
    Total interest
      bearing deposits     2,106,297        2.83%        1,643,400       4.14%    1,964,939     2.95%     1,637,420      4.26%
Other borrowings             433,088        3.74%          245,202       4.41%      373,877     3.66%       211,908      4.77%
                          -------------------------     -----------------------  ---------------------   ----------------------
    Total interest
      bearing liabilities  2,539,385        2.99%        1,888,602       4.17%    2,338,816     3.06%     1,849,328      4.32%
                          -------------------------     -----------------------  ---------------------   ----------------------
Non-interest bearing
      demand deposits        286,583                       227,307                  269,455                 222,395
Other liabilities             28,712                        20,271                   27,485                  20,988
Shareholders' Equity         330,050                       256,054                  305,886                 257,146
                          -------------                 -------------            -------------           -------------
Total Liabilities and
  Shareholders' Equity    $3,184,730                    $2,392,234               $2,941,642              $2,349,857
                          =============                 =============            =============           =============

Taxable equivalent net
   yield on average
   earning assets                           3.93%                        4.15%                  4.04%                    4.15%
                                          =======                      ========               ========                 ========

(1) Gross of allowance for loan losses and net of unearned income.
Includes non-accrual and loans held for sale.   Loan fees included in
interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 35% for each period presented.



TABLE 2:   RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST
           EXPENSE

                                              Three months ended June 30,           Six months ended June 30,
                                                 2002 compared to 2001                 2002 compared to 2001
                                          -----------------------------------   ------------------------------------
(in thousands)                                                  Net Increase                           Net Increase
                                           Volume        Rate    (Decrease)       Volume       Rate     (Decrease)
                                          -----------------------------------   ------------------------------------
Increase (decrease) in interest income:
  Loans, net of unearned income           $  5,616    $ (4,916)   $    700      $  7,193     $ (9,092)  $  (1,899)
  Taxable securities                         3,905      (1,555)      2,350         6,941       (2,530)      4,411
  Tax-exempt securities (1)                  2,358          40       2,398         3,714           32       3,746
  Federal funds sold                          (103)       (280)       (383)         (166)        (591)       (757)
                                          -----------------------------------   ------------------------------------
    Total interest income change (1)        11,776      (6,711)      5,065        17,682      (12,181)      5,501
                                          -----------------------------------   ------------------------------------

Increase (decrease) in interest expense:
  Interest bearing demand deposits              91        (651)       (560)          106       (1,521)     (1,415)
  Money Market Accounts                        806        (970)       (164)        1,399       (2,398)       (999)
  Savings deposits                             478        (582)       (104)          889       (1,400)       (511)
  Certificates of deposit                    2,678      (3,922)     (1,244)        3,864       (6,778)     (2,914)
  Other borrowings                           1,805        (460)      1,345         3,147       (1,386)      1,761
                                          -----------------------------------   ------------------------------------
    Total interest expense change            5,858      (6,585)       (727)        9,405      (13,483)     (4,078)
                                          -----------------------------------   ------------------------------------
Taxable equivalent net interest
   income increase (decrease) (1)         $  5,918    $   (126)   $  5,792      $  8,277     $  1,302   $   9,579
                                          ===================================   ====================================
Increase in taxable equivalent adjustment                              839                                  1,311
                                                                 ------------                          -------------
Net interest income increase                                      $  4,953                              $   8,268
                                                                 ============                          =============

(1) Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 35% for each period presented.




                             Net Interest Income
                             -------------------
       Taxable equivalent net interest income, which is WesBanco's largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and borrowings). Taxable equivalent net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
       Taxable equivalent net interest income increased $5.8 million or 25.1% for the second quarter of 2002 and $9.6 million or 21.2% for the six months ended June 30, 2002 compared to the corresponding periods in 2001. The increases resulted primarily from earning asset growth related to the acquisition of American. For the quarter, average earning assets increased $712.5 million or 32.0% compared to the same period last year, of which approximately $640 million related to American. For the first half of 2002, average earning assets increased $534.4 million or 24.4% compared to the same period last year, of which approximately $426 million related
to American.   The increase in net interest income due to earning asset
growth was partially offset by the impact of lower interest rates during the first half of 2002. For the second quarter and the first half of 2002, the taxable equivalent net interest margin decreased 22 basis points and 11 basis points, respectively, compared to the corresponding periods in 2001. Contributing to the decrease in the net interest margin was the acquisition of American. Prior to the acquisition, American operated at a lower historical net interest margin, which approximated 3.1% compared to WesBanco's margin of 4.2%. In addition, rate compression between loan and deposit products; planned reductions in higher-yielding but less profitable indirect automobile lending; sales of longer-term mortgaged-backed securities and a general slowdown in loan growth contributed to the decrease in net interest margin. In a stable but low interest rate environment, as experienced in the second quarter of this year, WesBanco's spread between loan and deposit interest rates narrowed. Declines in loan yields accelerated during the first half of 2002, reflecting the composition of American's loan portfolio, an increase in loan refinancings and a slowdown in business loan growth, while declines in deposit rates slowed due to competitive pressures and pricing constraints in a low interest rate environment.
       Taxable equivalent interest income increased $5.1 million or 11.9% for the second quarter of 2002 and $5.5 million or 6.5% for the six months ended June 30, 2002, compared to the corresponding periods in 2001. As shown in Tables 1 and 2, taxable equivalent interest income increased due to volume increases in average earning assets that were partially offset by a decline in the average taxable equivalent yield. The volume increases were primarily the result of American and the decrease in average yields resulted from a general reduction in interest rates combined with a shift in volume from higher-yielding loans into securities with lower yields. Excluding American, during the first half of 2002, commercial loan volume increased slightly, while real estate and consumer loan volume declined. Since the second quarter of last year, WesBanco's base lending rate decreased to 4.75% from 6.75%.
      Interest expense decreased $0.7 million or 3.7% for the second quarter of 2002 and $4.1 million or 10.3% for the six months ended June 30, 2002, compared to the corresponding periods in 2001. As shown in Tables 1 and 2, interest expense increased due to volume increases in average interest bearing liabilities that were partially offset by an average rate decrease. The volume increases were primarily the result of American and the average rate decrease was due to significant reductions in average rates paid on core and maturing term deposit products and certain short-term other borrowings.

                             Non-interest Income
                             -------------------
       Non-interest income, excluding net securities gains, increased
$0.2 million or 3.8% for the second quarter of 2002 and $0.4 million or 3.5% for the first half of 2002 compared to the corresponding periods last year. The increases related to growth in deposit activity fees due primarily to the addition of deposit accounts from the American transaction. Reflecting a decline in the market value of trust assets due to equity market performance, trust fees decreased slightly for the period. The market value of trust assets under management decreased to $2.5 billion at June 30, 2002 compared to $2.9 billion at June 30, 2001 and $2.8 billion at March 31, 2002. Increases in net securities gains for the second quarter and first half of 2002 resulted primarily from the sale of certain callable agency securities to take advantage of market opportunities and to
reposition the securities portfolio.   During the second quarter of 2002,
net securities gains were reduced by an other-than-temporary impairment charge of $0.2 million.

                             Non-interest Expense
                             --------------------
       Non-interest expense, excluding non-recurring expenses related to the American acquisition, increased $3.0 million or 18.4% and $4.6 million or 14.9% compared to the second quarter and first half of last year, respectively. The increases were primarily the result of incremental operating costs related to American. In addition to American, operating expenses were impacted during the first half of 2002 by an increase in employee benefit expenses resulting from an increase in defined benefit plan expenses.
       Non-recurring expenses of $0.7 million and $1.8 million, recorded in the second quarter and the first half of 2002, respectively, related to the American acquisition and consisted mainly of post-merger severance payments and data system conversion costs. Non-recurring expenses related to the acquisition are projected to total $3.1 million. Approximately $2.5 million of these expenses are expected to be recorded in 2002 with the remainder to be recorded in 2003. Total annual cost savings ranging from $2.5 to $3.0 million are expected to be realized from the business combination with American by the end of 2003.
       During the first half of 2002, WesBanco's efficiency ratio, the calculation of which excludes amortization of goodwill, non-recurring items, net securities gains and gains/losses on the sale of non-earning assets, remained consistent with the first half of 2001 at 53.5% and compared favorably to its national peer group average of 57.1%. The national peer group averages, which represent banks with assets ranging from $1 to $5 billion, was compiled by SNL Securities based on March 31, 2002 financial information.




                                 Income Taxes
                                 ------------
TABLE 3:  Reconciliation of Income Tax Rates


                           For the Three Months Ended  For the six months Ended
                                     June 30,                  June 30,
                           --------------------------  ------------------------
                             2002              2001      2002            2001
                           --------          --------  --------        --------
Federal statutory tax rate     35 %              35 %      35 %           35 %
Tax-exempt interest income    (13)              (10)      (12)            (6)
State income tax- net of
   federal tax effect           3                 4         3              4
All other - net                 1                 1         1             (2)
                            --------          --------  --------       --------
Effective tax rate             26 %              30 %      27 %           31 %
                            ========          ========  ========       ========

       WesBanco's federal and state income tax expense decreased to $6.3 million for the six months ended June 30, 2002 compared to $6.7 million for the six months ended June 30, 2001. WesBanco's effective tax rate for the second quarter of 2002 decreased to 26% from 30% for the second quarter of 2001 and decreased to 27% for the first half of 2002 from 31% for the first half of 2001. This decrease was primarily due to a 49.7% increase in average tax-exempt securities compared to the first half of 2001, reflecting the American acquisition. As of the acquisition date, American's tax exempt securities totaled $99.1 million and represented 35.7% of its total securities portfolio.

                              Financial Condition
                              -------------------

       Total assets of WesBanco were $3.2 billion as of June 30, 2002, an increase of $732.4 million or 29.6% compared to total assets as of December 31, 2001. The American acquisition accounted for approximately $679 million of the increase. Total liabilities of WesBanco were $2.9 billion as of June 30, 2002, an increase of $659.4 million or 29.8% compared to total liabilities of $2.2 billion as of December 31, 2001. The American acquisition accounted for approximately $634 million of the increase.




TABLE 4: Composition of Securities

                                                         June 30,              December 31,
(in thousands)                                            2002                   2001
                                                     ---------------       ----------------
Securities held to maturity (at amortized cost):
-----------------------------------------------
  U.S. Treasury and Federal Agency securities          $  101,489              $  1,001
  Obligations of states and political subdivisions        349,600               221,866
  Other securities                                         23,075                18,086
                                                     ---------------       ----------------
   Total securities held to maturity (fair value
    of $481,778 and $242,558, respectively)               474,164               240,953
                                                     ---------------       ----------------

Securities available for sale (at fair value):
---------------------------------------------
  U. S. Treasury and Federal Agency securities            297,086               307,250
  Obligations of states and political subdivisions         10,488                12,076
  Corporate securities                                     18,776                14,017
  Mortgage-backed and other securities                    282,340               184,174
                                                     ---------------       ----------------
    Total securities available for sale (amortized
      cost of $597,446 and $510,104, respectively)        608,690               517,517
                                                     ---------------       ----------------
       Total securities                                $1,082,854              $758,470
                                                     ===============       ================


       Total securities increased $324.4 million or 42.8% from December 31, 2001 to June 30, 2002. The American acquisition increased total securities by approximately $277 million. At June 30, 2002, the average taxable equivalent yield of the available for sale portfolio was 5.35% with an average maturity of 2.7 years compared to 5.75% and 2.7 years, respectively, at December 31, 2001. At June 30, 2002, the average taxable equivalent yield of the held to maturity portfolio was 6.24% with an average maturity of 5.4 years compared to 6.94% and 6.6 years, respectively, at December 31, 2001. The lower average maturity for the six months ended June 30, 2002 was due to repositioning for an increasing rate environment predicted earlier in 2002 resulting in the sale of longer-term securities and callable agencies with lower yields.
       During the first half of 2002, WesBanco purchased U.S. Agency securities to improve liquidity and restructure the securities portfolio. Unrealized pre-tax gains/losses on available for sale securities (fair value adjustments) reflected a $11.2 million market gain as of June 30, 2002 compared to a $7.4 million market gain as of December 31, 2001. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities classified as available for sale. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.




TABLE 5: Composition of Loans

(in thousands)                          June 30,        December 31,
                                          2002              2001
                                    ---------------  ----------------
   Commercial                         $   737,874      $   569,193
   Real estate - construction              43,257           37,676
   Real estate - residential              718,575          620,108
   Consumer, net of unearned income       342,690          312,718
                                    ---------------  ----------------
  Loans, net of unearned income        $1,842,396       $1,539,695
                                    ===============  ================

       Loans, net of unearned income, increased $302.7 million or 19.7% from December 31, 2001 to June 30, 2002. The American acquisition increased loans by approximately $345 million. Excluding the American acquisition, loans decreased $42.3 million or 2.7%. Competition from alternative financing sources contributed to reductions in both consumer and real estate loans, while economic conditions and a general lack of new capital expenditures by businesses resulted in weaker commercial loan demand in the first half of 2002. WesBanco also continued tightening its credit standards for indirect automobile lending, which also contributed to the decline in consumer loans. The composition of loans as a percentage of total loans at June 30, 2002 consisted of commercial at 40%, real estate at 41% and consumer at 19%. As of the acquisition date, American's composition of loans consisted of commercial at 50%, real estate at 34% and consumer at 16%.
       Off-balance sheet loan commitments consist of available balances under lines of credit and standby letters of credit. These commitments to extend credit were $335.8 million at June 30, 2002 compared to $269.7 million at December 31, 2001 and $231.2 million at June 30, 2001. This increase is attributed to the American acquisition and growth in commercial and home equity lines of credit. Commercial lines of credit and standby letters of credit are generally renewable or may be cancelled annually. Loan commitments that are available beyond one year consist of home equity and other personal lines of credit, certain real estate construction loans, and other commercial lines of credit. Loan commitments, regardless of the duration of availability, are cancelable by WesBanco under certain circumstances.




TABLE 6: Non-performing Assets, Other Impaired Loans and Loans Past Due 90 Days or More

                                           June 30,        December 31,
(in thousands)                               2002              2001
                                        ------------      --------------
Non-accrual loans                         $   8,319         $   4,030
Renegotiated loans                            2,676             3,756
                                        ------------      --------------
  Total non-performing loans                 10,995             7,786
Other real estate owned                       3,609             3,215
                                        ------------      --------------
  Total non-performing assets                14,604            11,001
Other impaired loans (1)                     12,366             6,355
                                        ------------      --------------
  Total non-performing assets and other
             impaired loans               $  26,970         $  17,356
                                        ============      ==============

Loans past due 90 days or more            $  10,894         $  10,496
                                        ============      ==============

(1) Includes loans internally classified as doubtful and substandard that meet the definition of impaired loans.

       WesBanco's level of non-performing assets and other impaired loans increased $9.6 million from December 31, 2001 to June 30, 2002. The increase resulted from WesBanco's determination that $6.6 million of commercial loans were impaired due to the deterioration of the repayment capacity of certain borrowers combined with the $4.4 million of non-performing assets and other impaired loans from the American acquisition. These increases were partially offset by the write-down of $1.4 million related to two commercial real estate loans which had allocated specific loss reserves established in prior periods.
       Non-performing loans as a percentage of total loans were 0.60%
at June 30, 2002, up from 0.52% at March 31, 2002 and 0.51% at December 31, 2001. Also, non-performing loans and loans past due over 90 days or more as a percentage of the allowance for loan losses was 90.2% at June 30, 2002 compared to 88.0% at December 31, 2001 and 72.3% at June 30, 2001.
       WesBanco monitors the overall quality of its loan portfolio and off-
balance sheet commitments through various methods.   Subsequent to loan
origination, the process used to measure and monitor credit risk depends on the type of loan. Monitoring the level and trend of delinquent loans is a basic practice for all loan types. Underwriting standards may also be changed when appropriate. Credit risk in the personal loan and residential real estate portfolios is also managed by monitoring market conditions that may impact groups of borrowers or collateral values. Credit risk in the commercial loan portfolio is also managed by periodic reviews of large borrowing relationships, monitoring the portfolio for potential concentrations of credit, and monitoring each borrower's compliance with applicable loan covenants.




TABLE 7:  Allowance for Loan Losses

                                                For the six months ended
                                                        June 30,
                                            --------------------------------
(in thousands)                                   2002               2001
                                            --------------     -------------
Balance, at beginning of period               $  20,786          $  20,030

Allowance for loan losses of acquired bank        3,903                  -

 Charge-offs                                     (4,695)            (2,350)
 Recoveries                                         288                271
                                            --------------     -------------
    Net charge-offs                              (4,407)            (2,079)

 Provision for loan losses                        3,999              2,023
                                            --------------     -------------
Balance, at end of period                     $  24,281          $  19,974
                                            ==============     =============

       The allowance for loan losses as a percentage of total loans was 1.32% at June 30, 2002 compared to 1.35% at December 31, 2001. The decrease in the allowance as a percentage of total loans at June 30, 2002 from December 31, 2001 resulted from the reduction in specific loss reserves associated with the write-down of two commercial real estate loans and the addition of American's allowance for loan losses, which at the acquisition date, was approximately 1.1% of loans outstanding.
       Net loan charge-offs for the six months ended June 30, 2002 increased $2.3 million compared to the six months ended June 30, 2001. Commercial loan charge-offs increased $1.4 million, due principally to the previously mentioned write-down of two commercial real estate secured loans. Consumer loan charge-offs increased $0.9 million due primarily to increased personal bankruptcies and an excess of used automobiles on the market, which drove down the collateral values of repossessed units. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.51% for the first half of 2002 compared to 0.27% for the first half of 2001. The provision for loan losses increased $2.0 million for the six months ended June 30, 2002 compared to the first half of 2001. The allowance for loan losses was 2.21 times non-performing loans at June 30, 2002 compared to 2.55 times non-performing loans at June 30, 2001.
       The allowance for loan losses is available to absorb losses in the loan portfolio. The allowance is reduced by losses, net of recoveries, and increased by charging a provision to operations to maintain the allowance at a level determined appropriate by management. There can be no assurance that WesBanco will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance.
       The adequacy of the allowance for loan losses is evaluated quarterly, which includes testing certain loans for impairment. Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review. Reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to WesBanco. Management also evaluates factors such as economic conditions, changes in underwriting standards or practices, delinquency and other trends in the portfolio, specific industry conditions, loan concentrations, the results of recent internal loan reviews or regulatory examinations, and other relevant factors that may impact the loan portfolio. Management relies on certain types of observable data, such as employment statistics, trends in bankruptcy filings, and external events that impact particular industries, to determine whether loss attributes exist at the balance sheet date that will lead to higher than historical losses in any segment of the portfolio.

                      Deposits and Other Borrowings
                      -----------------------------
     Total deposits increased $488.8 million or 25.5% during the first half of 2002. The American acquisition increased total deposits by approximately $466 million. Excluding American, deposit growth during the first half of 2002 was the result of a 16% increase in money market deposit accounts and a 7% increase in non-interest bearing demand deposits. Long-term certificates of deposit and savings deposits reflected a declining trend. Customers shifted balances out of certificates of deposit and savings products in favor of the competitively-priced prime rate money market accounts.

     Other borrowings, which include Federal Home Loan Bank ("FHLB") borrowings, repurchase agreements and federal funds purchased, increased by $148.3 million during the first half of 2002 compared to the first half of 2001, primarily due to FHLB borrowings acquired in the American transaction. As of June 30, 2002, WesBanco had $270.9 million outstanding in FHLB borrowings with a weighted average yield of 4.5%.

TABLE 8: FHLB Maturities:
(in thousands)

                         2003              $  85,588
                         2004                 44,900
                         2005                 30,506
                         2006                 10,014
                         2009                 53,390
                         2010                 44,518
                         2012                  1,978
                                           ---------
                         Total             $ 270,894
                                           =========

                              Capital Resources
                              -----------------
     WesBanco's shareholders' equity remained strong during the first half of 2002, highlighted by a Tier I leverage ratio of 8.85% and ratios of 13.22% and 14.38% for Tier I and total risk-based capital, respectively, at June 30, 2002. For WesBanco's national peer group, as of March 31, 2002, the Tier I leverage ratio was 8.30%, the Tier I risk-based capital ratio was 11.39% and the total risk-based capital ratio was 12.73%. Trust preferred securities of $12.6 million acquired in conjunction with the American acquisition were included in the calculation of the capital ratios. Book value increased to $15.74 per share at June 30, 2002 from $13.98 per share at June 30, 2001. Tangible book value decreased to $12.77 per share at June 30, 2002 from $12.90 per share at June 30, 2001 due primarily to additional goodwill of approximately $27 million and a core deposit intangible of approximately $16 million, recorded as a result of the American acquisition.
     On June 20, 2002, WesBanco announced the adoption of a new stock repurchase plan to begin repurchasing up to an additional one million shares of WesBanco common stock representing approximately 4.7% of outstanding shares on the open market.  The timing, price and quantity of purchases will be at the discretion of WesBanco and the program may be discontinued
or suspended at any time.  Shares previously purchased through the stock repurchase plan approved by the Board on March 21, 2001 were used
primarily, in conjunction with the recent acquisition of American.   During
the first half of 2002, WesBanco purchased a total of 300,638 shares through its stock repurchase plans. As of June 30, 2002, a total of 1,118,964 shares remain available to be repurchased under the current plans.

TABLE 9:  Capital Adequacy Ratios

                                              June 30,    December 31,
                                                2002         2001
                                              --------    ------------

  Tier I leverage capital                       8.85%        9.62%
  Tier I risk-based capital                    13.22%       14.09%
  Total risk-based capital                     14.38%       15.34%


     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 9, WesBanco's Tier I leverage, Tier I risk-based and total risk-based capital ratios are well above the required minimum levels of 4%, 4%, and 8%, respectively. At June 30, 2002 and December 31, 2001, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and is considered "well-capitalized" under FDICIA. There are no conditions or events that have occurred since June 30, 2002 that management believes may have changed WesBanco Bank's "well-capitalized" categorization.

                                Liquidity Risk
                                --------------
      Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. WesBanco's Asset/Liability Management Committee ("ALCO") monitors liquidity monthly and senior management reviews liquidity weekly.
      The principal source of liquidity is WesBanco's deposit base and other borrowings. At June 30, 2002, WesBanco's banking subsidiary had a maximum borrowing capacity at the Federal Home Loan Bank of approximately $901 million, of which $640 million was unused. The acquisition of American added approximately $428 million to the maximum borrowing capacity and approximately $273 million to the unused capacity.
      The securities portfolio, federal funds sold, cash and due from banks serve as additional sources of liquidity. Securities totaled $1.1 billion as of June 30, 2002, of which $608.7 million was classified as available for sale. Securities maturing within one year from both the available for sale and held to maturity portfolios totaled $52.5 million at June 30, 2002. Securities of $408.0 million were pledged at June 30, 2002. Additional liquidity was provided by federal funds sold of $46.8 million and cash and due from banks of $73.8 million at June 30, 2002.

     Management believes, based on factors known as of June 30, 2002, that WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.


Item 3. - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
     Management considers interest rate risk WesBanco's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of WesBanco's net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.
     Management uses an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model takes into consideration numerous assumptions regarding cash flow, repricing characteristics, prepayment factors and callable bond forecasts at varying levels of interest rates. Since these assumptions are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates. WesBanco's ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk within Board approved policy guidelines. The current interest rate risk policy guidelines prescribe a maximum impact on net interest income of +/- 5% for a 200 basis point immediate change in interest rates over twelve months.
     At June 30, 2002, a 200 basis point increase in interest rates may increase net interest income by approximately 0.1% compared to 0.4% at December 31, 2001. Conversely, a 200 basis point decrease in interest rates, at June 30, 2002, may decrease net interest income by approximately
5.8% compared to 5.4% at December 31, 2001.   In the current low interest
rate environment, the exposure to a 200 basis point declining interest rate scenario on net interest income becomes distorted as artificial rate floors are imposed, through simulation analysis, on various deposit products and other borrowings. To lessen the distortion of rate floors in the declining interest rate scenario, management believes that an alternative 100 basis point declining rate scenario is more appropriate for evaluation purposes. A 100 basis point decrease in interest rates, at June 30, 2002, may result in a net interest income reduction of approximately 2.0% compared to 1.6% at December 31, 2001.
     In order to reduce the exposure of interest rate fluctuations, WesBanco utilizes interest rate swap agreements. These agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount, on which interest payments are calculated. These agreements are entered into as part of WesBanco's interest rate risk management strategy primarily to alter the interest rate sensitivity of deposit liabilities. At June 30, 2002, the notional value of interest rate swap agreements outstanding was approximately $117.0 million with a related market loss of $1.5 million, net of tax, which is recorded in comprehensive income.

PART II - OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------
     On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), presently pending in the United States District Court for the Northern District of West Virginia. WesBanco has essentially become substituted as the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 District Court Order. The purported class of plaintiffs now assert that they are not bound by the 1995 District Court Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.
     On August 1, 2002, the Corporation was named in a lawsuit filed by a former loan customer of the Corporation's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. It is believed the suit has been filed against the wrong corporation since the Corporation has had no business dealings with the plaintiff. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. The Corporation's banking subsidiary did make a loan to the plaintiff's company which became delinquent and the bank did recover fully on the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against the Corporation. No discovery has yet been undertaken in the case and the broad and sweeping nature of the alleged conduct makes it difficult to assess the substance of the Complaint. The Corporation intends to vigorously defend the suit.
     WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.


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


Item  3. - Defaults Upon Senior Securities
------------------------------------------
           Not Applicable

Item  4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
           Not Applicable

Item  5. - Other Information
---------------------------
           Not Applicable

Item 6(a). - Exhibits
---------------------

           10.20 Separation Agreement and Release and Waiver of Claims Between WesBanco, Inc. and Dennis P. Yaeger dated
                    May 30, 2002, set forth on pages E1 through E8.

           10.21 Stock Option Amendment Agreement Between WesBanco, Inc. and Dennis P. Yaeger dated May 31, 2002, set forth on pages E-9 through E-11.

Item 6(b). - Reports on Form 8-K
--------------------------------
     On May 14, 2002, WesBanco, Inc. filed a current report on Form 8-K/A, amending the Form 8-K filed on March 15, 2002, to provide the information required under Item 7.

     On June 26, 2002, WesBanco, Inc. filed a current report on Form 8-K, announcing the adoption of a new stock repurchase plan, to repurchase up to an additional one million shares of WesBanco common stock.

     On July 23, 2002, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Representatives of the Registrant conducted a presentation to a group of analysts and investors at the Community Bank Investor Conference in New York City.



                              SIGNATURES
                              ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       WESBANCO, INC.
                                       --------------


Date:   August 14, 2002               /s/ Paul M. Limbert
                                      -------------------
                                      Paul M. Limbert
                                      President and Chief Executive Officer


Date:   August 14, 2002               /s/ Robert H. Young
                                      --------------------
                                      Robert H. Young
                                      Executive Vice President and Chief
                                      Financial Officer







                        CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WesBanco, Inc on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of WesBanco, Inc.




Date:   August 14, 2002                 /s/ Paul M. Limbert
                                        -------------------
                                        Paul M. Limbert
                                        President and Chief Executive Officer



Date:   August 14, 2002                 /s/ Robert H. Young
                                        -------------------
                                        Robert H. Young
                                        Executive Vice President and Chief
                                        Financial Officer





