Form 10-Q
period 2002-09-30
WESBANCO INC
filed 2002-11-14
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549
                                 FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------
                                  OR

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 20,755,732 shares outstanding at October 31, 2002






                                WESBANCO, INC.
                              TABLE OF CONTENTS
                              -----------------

ITEM #                              ITEM                            PAGE NO.
------                              ----                            --------

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
  1       Financial Statements and Accompanying Notes                3 - 11

  2       Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      12 - 24

  3       Quantitative and Qualitative Disclosures About
           Market Risk                                              24 - 25

  4       Controls and Procedures                                   25

                        PART II - OTHER INFORMATION
                        ---------------------------
  1       Legal Proceedings                                         25 - 26

  2       Changes in Securities and Use of Proceeds                 26

  3       Defaults Upon Senior Securities                           26

  4       Submission of Matters to a Vote of Security Holders       26

  5       Other Information                                         27

  6 (a)   Exhibits                                                  27

  6 (b)   Reports on Form 8-K                                       27



Signatures and Certifications                                       28 - 30

Exhibits                                                          E-1 - E-11


PART I - FINANCIAL INFORMATION
------------------------------
Item 1. - Financial Statements
------------------------------


     Consolidated Balance Sheets at September 30, 2002 and December 31, 2001, and Consolidated Statements of Income for the three months and nine months ended September 30, 2002 and September 30, 2001, and Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 are set forth on the following pages.

     On March 1, 2002, WesBanco, Inc. ("WesBanco") completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc. As of the date of the acquisition, American had total assets of approximately $679 million that represented 28% of WesBanco's pre-acquisition total assets.

     In the opinion of the management of WesBanco, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months and nine months ended
September 30, 2002 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 2001 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco's Annual Report on Form 10-K for the year ended December 31, 2001.


                                 WESBANCO, INC.
                         CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(Unaudited, dollars in thousands)

                                                 September 30,   December 31,
                                                     2002           2001
                                                 -------------   ------------
ASSETS
Cash and due from banks                           $   86,612      $   81,563
Due from banks - interest bearing                        913             712
Federal funds sold                                     1,900             ---
Securities:
   Held to maturity (fair values of $502,830
     and $242,558, respectively)                     483,353         240,953
   Available for sale, carried at fair value         677,556         517,517
                                                   ---------       ---------
        Total securities                           1,160,909         758,470
                                                   ---------       ---------
Loans:
  Commercial                                         729,230         569,193
  Real estate                                        761,205         657,784
  Consumer                                           330,507         312,718
                                                   ---------       ---------
        Total loans                                1,820,942       1,539,695
Allowance for loan losses                            (24,893)        (20,786)
                                                   ---------       ---------
	Net loans                                  1,796,049       1,518,909
                                                   ---------       ---------
Premises and equipment                                56,473          50,252
Accrued interest receivable                           19,997          16,290
Goodwill                                              46,940          19,898
Core deposit intangible                               14,868             ---
Other assets                                          48,100          28,360
                                                   ---------       ---------
Total Assets                                      $3,232,761      $2,474,454
                                                   =========       =========

LIABILITIES
Deposits:
   Non-interest bearing demand                    $  291,479      $  244,422
   Interest bearing demand                           271,912         245,447
   Money market accounts                             486,367         406,727
   Savings deposits                                  365,614         252,438
   Certificates of deposit                           974,447         764,424
                                                   ---------       ---------
	Total deposits                             2,389,819       1,913,458
                                                   ---------       ---------
Federal Home Loan Bank borrowings                    295,396         106,889
Other borrowings                                     151,651         172,242
Accrued interest payable                               8,169           7,313
Other liabilities                                     43,849          16,351
Company obligated mandatorily redeemable
  capital securities of subsidiary trust              12,650             ---
                                                   ---------       ---------
Total Liabilities                                  2,901,534       2,216,253
                                                   ---------       ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                    ---             ---
Common stock, $2.0833 par value; 50,000,000
  shares authorized; 21,319,348 and 20,996,531
  shares issued, respectively                         44,415          43,742
Capital surplus                                       52,860          58,663
Retained earnings                                    241,861         230,924
Treasury stock (508,268 and 3,142,034
  shares, respectively, at cost)                     (12,092)        (76,183)
Accumulated other comprehensive income
  (fair value adjustments)                             6,748           3,560
Deferred benefits for directors and employees         (2,565)         (2,505)
                                                   ---------       ---------
Total Shareholders' Equity                           331,227         258,201
                                                   ---------       ---------
Total Liabilities and Shareholders' Equity        $3,232,761      $2,474,454
                                                   =========       =========


See Notes to Consolidated Financial Statements.

                               WESBANCO, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                           For the                  For the
                                     Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                     --------------------      ------------------
                                        2002        2001        2002        2001
                                        ----        ----        ----        ----
INTEREST INCOME
  Loans, including fees               $31,571     $31,606     $94,141     $96,075
  Securities:
    Taxable                             9,014       6,787      25,294      18,655
    Tax-exempt                          4,233       2,693      11,506       7,531
                                      -------     -------     -------     -------
      Total interest on securities     13,247       9,480      36,800      26,186
                                      -------     -------     -------     -------
  Federal funds sold                      168         477         480       1,547
                                      -------     -------     -------     -------
      Total interest income            44,986      41,563     131,421     123,808
                                      -------     -------     -------     -------
INTEREST EXPENSE
  Interest bearing demand deposits        395         916       1,342       3,279
  Money market accounts                 3,446       3,456       9,871      10,880
  Savings deposits                      1,063       1,256       3,020       3,724
  Certificates of deposit               9,741      11,088      29,167      33,428
                                      -------     -------     -------     -------
      Total interest on deposits       14,645      16,716      43,400      51,311
  Federal Home Loan Bank borrowings     3,185       1,316       8,197       3,085
  Other borrowings                        968       1,487       2,733       4,734
                                      -------     -------     -------     -------
      Total interest expense           18,798      19,519      54,330      59,130
                                      -------     -------     -------     -------
Net interest income                    26,188      22,044      77,091      64,678
  Provision for loan losses             2,757       2,327       6,757       4,350
                                      -------     -------     -------     -------
Net interest income after
  provision for loan losses            23,431      19,717      70,334      60,328
                                      -------     -------     -------     -------

NON-INTEREST INCOME
  Trust fees                            2,496       2,607       8,346       8,560
  Service charges on deposits           2,832       2,307       7,929       6,793
  Other income                          1,635         653       2,763       1,887
  Net securities gains(losses)           (322)        583       1,361         967
                                      -------     -------     -------     -------
      Total non-interest income         6,641       6,150      20,399      18,207
                                      -------     -------     -------     -------

NON-INTEREST EXPENSE
  Salaries and wages                    7,928       7,172      23,324      20,652
  Employee benefits                     2,467       1,560       6,056       4,263
  Net occupancy                         1,351         984       3,710       3,037
  Equipment                             1,811       1,386       5,102       4,414
  Other operating                       5,431       4,833      16,674      14,804
  Non-recurring merger expenses           342         325       2,123         325
                                      -------     -------     -------     -------
      Total non-interest expense       19,330      16,260      56,989      47,495
                                      -------     -------     -------     -------
Income before provision for
  income taxes                         10,742       9,607      33,744      31,040
  Provision for income taxes            1,782       2,601       8,038       9,329
                                      -------     -------     -------     -------
Net Income                            $ 8,960     $ 7,006     $25,706     $21,711
                                      =======     =======     =======     =======

Earnings per share                    $  0.43     $  0.39     $  1.26     $  1.19

Average shares outstanding         20,941,398  17,983,793  20,397,493  18,194,491

Dividends per share                   $ 0.235     $  0.23     $  0.70     $  0.69

See Notes to Consolidated Financial Statements.

                             WESBANCO, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                                                     Accumulated     Deferred
                                    Common Stock                                         Other       Benefits for
                                --------------------   Capital  Retained    Treasury Comprehensive   Directors &
                                  Shares      Amount   Surplus  Earnings    Stock    Income/(Loss)   Employees      Total
---------------------------------------------------------------------------------------------------------------------------
December 31, 2000               18,567,940   $43,742   $59,464  $218,539  $(62,009)  $   (365)         $ (865)    $ 258,506
---------------------------------------------------------------------------------------------------------------------------
Net income                                                        21,711                                             21,711

Net fair value adjustment
  on securities available
  for sale-net of tax effect                                                            8,591                         8,591

Net securities gains (losses)
  reclassified into earnings -
  net of tax effect                                                                      (565)                         (565)

Cumulative effect of accounting
  change for derivative financial
  instruments - net of tax effect                                                         558                           558

Net fair value adjustment on
  derivatives - net of tax effect                                                      (2,070)                       (2,070)

Net derivative gains (losses)
  reclassified into earnings,
  net of tax effect                                                                      (112)                         (112)
                                                                                                                  ----------
        Comprehensive income                                                                                         28,113
Cash dividends:
  Common  ($.69 per share)                                       (12,498)                                           (12,498)
Treasury shares purchased -
   net of sales                   (624,405)               (580)            (12,684)                                 (13,264)
Borrowing on ESOP debt                                                                                 (2,000)       (2,000)
Deferred benefits
   for directors - net                                                                                    (47)          (47)
----------------------------------------------------------------------------------------------------------------------------
September 30, 2001              17,943,535   $43,742   $58,884  $227,752  $(74,693)    $6,037        $ (2,912)     $258,810
============================================================================================================================
----------------------------------------------------------------------------------------------------------------------------
December 31, 2001               17,854,497   $43,742   $58,663  $230,924  $(76,183)    $3,560        $ (2,505)     $258,201
----------------------------------------------------------------------------------------------------------------------------

Net income                                                        25,706                                             25,706

Net fair value adjustment
  on securities available
  for sale-net of tax effect                                                            6,290                         6,290

Net securities gains (losses)
  reclassified into earnings -
  net of tax effect                                                                      (765)                         (765)

Net fair value adjustment on
  derivatives-net of tax effect                                                        (2,237)                       (2,237)

Net derivative gains (losses)
  reclassified into earnings,
  net of tax effect                                                                      (100)                         (100)
                                                                                                                  ----------
        Comprehensive income                                                                                         28,894

Cash dividends:
   Common  ($.70 per share)                                      (14,769)                                           (14,769)
Treasury shares purchased -
  net of sales                    (485,305)               (165)            (11,397)                                 (11,562)
Stock issued for acquisition     3,441,888       673    (5,638)             75,488                                   70,523
Deferred benefits for
  directors - net                                                                                         (60)          (60)
----------------------------------------------------------------------------------------------------------------------------
September 30, 2002              20,811,080   $44,415   $52,860  $241,861  $(12,092)    $6,748         $(2,565)     $331,227
============================================================================================================================

Note: Comprehensive income for the three-month periods ended September 30, 2002 and 2001 was $10,489 and $12,562, respectively.

See Notes to Consolidated Financial Statements.


                                 WESBANCO, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(Unaudited, dollars in thousands)
                                                    For the nine months ended
Increase in Cash and Cash Equivalents                     September 30
                                                    -------------------------
                                                       2002           2001
                                                    ----------     ----------
Cash Flows From Operating Activities:
Net income                                          $   25,706     $   21,711
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           4,195          3,741
  Net accretion                                           (798)          (407)
  Provision for loan losses                              6,757          4,350
  Net gains on sales of securities                      (1,361)          (967)
  Deferred income taxes                                   (304)           (63)
  Other - net                                              (15)        (1,825)
  Net change in:
     Interest receivable                                   728           (135)
     Other assets and other liabilities                  2,169          3,516
     Interest payable                                   (1,738)           267
                                                    ----------     ----------
Net cash provided by operating activities               35,339         30,188
                                                    ----------     ----------

Cash Flows From Investing Activities:
  Securities held to maturity:
      Proceeds from maturities and calls                87,001         19,129
      Payments for purchases                          (220,993)       (69,026)
  Securities available for sale:
      Proceeds from sales                              217,104         58,884
      Proceeds from maturities and calls                88,703        141,297
      Payments for purchases                          (273,209)      (299,555)
  Net cash received in acquisition                      24,464            ---
  Decrease in loans                                     61,997         21,545
  Purchases of premises and equipment - net             (3,270)        (1,484)
                                                    ----------     ----------
Net cash used by investing activities                  (18,203)      (129,210)
                                                    ----------     ----------


Cash Flows From Financing Activities:
  Increase in deposits                                   7,766         32,959
  Increase in Federal Home Loan Bank borrowings         29,484         78,282
  Increase (decrease) in other borrowings              (21,680)        34,664
  Dividends paid                                       (13,976)       (12,605)
  Treasury shares purchased - net of sales             (11,562)       (13,264)
  Other                                                    (18)           ---
                                                    ----------     ----------
Net cash provided (used) by financing activities        (9,986)       120,036
                                                    ----------     ----------

Net increase in cash and cash equivalents                7,150         21,014
Cash and cash equivalents at beginning of period        82,275         73,416
                                                    ----------     ----------
Cash and cash equivalents at end of period          $   89,425     $   94,430
                                                    ==========     ==========
Supplemental Disclosures:
Interest paid on deposits and other borrowings      $   56,068     $   60,061
Income taxes paid                                        7,825          7,256

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

Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at September 30, 2002. The reclassifications had no effect on net income.

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

Note 2 - Completed Business Combination
---------------------------------------
On March 1, 2002, WesBanco completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, Wheeling, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc. WesBanco and American entered into a definitive Agreement and Plan of Merger on February 22, 2001. Under the terms of the definitive Agreement and Plan of Merger, WesBanco exchanged
1.1 shares of WesBanco common stock for each share of American common stock. A total of 3,441,888 shares of WesBanco common stock valued at $70.5 million were issued to fund the transaction. The transaction was accounted for using the purchase method of accounting. As of the acquisition date, American had total assets of approximately $679 million, deposits of $466 million and stockholders' equity of $44 million. In connection with the acquisition on March 1, 2002, WesBanco recorded goodwill of approximately $27 million and a core deposit intangible of $16 million on its Consolidated Balance Sheet.


The following table presents pro forma combined results of operations of WesBanco and American as if the business combination had been completed as of the beginning of each respective period:

(Unaudited, dollars in thousands, except per share amounts)

                     For the Three Months Ended   For the Nine Months Ended
                           September 30,                September 30,
                     --------------------------   --------------------------
                         2002         2001             2002         2001
                      ---------    ----------       ----------   ----------
Net Interest Income   $ 26,188     $ 26,934          $ 80,584     $ 79,568
Net Income               8,960        8,301            25,709       25,555
Earnings Per Share        0.43         0.39              1.22         1.18

Note 3 - Company Obligated Manditorily Redeemable Capital Securities of
-----------------------------------------------------------------------
         Subsidiary Trust
         ----------------

    On March 1, 2002, WesBanco assumed $12.65 million of 8.5% Company Obligated Manditorily Redeemable Capital Securities of Subsidiary Trust ("Trust Preferred Securities") from American. In April 1998, American created a statutory business trust under Delaware law for the purpose of
issuing the Trust Preferred Securities.   The proceeds from the sale of the
Trust Preferred Securities, as well as proceeds from the issuance of common securities to American, were utilized by the trust to invest in $13.04 million of 8.5% Junior Subordinated Debentures ("the Debentures") of American. The Debentures represent the sole assets of the trust.
    The Trust Preferred Securities, which have a stated value and liquidation preference of $10 per share, are registered on The NASDAQ Stock Market under the symbol WSBCP (formerly AMBCP). Interest on the Trust Preferred Securities is cumulative and payable quarterly in arrears. WesBanco has the right to optionally redeem the Debentures on or after April 30, 2003. The Debentures mature on April 1, 2028.
    The Trust Preferred Securities are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the Trust Preferred Securities are included in Tier I Capital in accordance with regulatory reporting requirements.

Note 4 - Business Segments
--------------------------
    WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco's community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets under management of the trust and investment services segment was approximately $2.2 billion at September 30, 2002 and $2.7 billion at September 30, 2001. These assets are held by WesBanco's affiliate, WesBanco Bank, Inc. in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco's Consolidated Balance Sheet.


The following table provides selected financial information for the segments of WesBanco:


(Unaudited, dollars in thousands)
                                                    Trust &
                                         Community  Investment
                                          Banking   Services     Consolidated
For the three months ended               ---------  ----------   ------------
   September 30, 2002:

  Net interest income                    $ 26,188         ---     $ 26,188
  Provision for loan losses                 2,757         ---        2,757
  Non-interest income                       4,145    $  2,496        6,641
  Non-interest expense                     17,657       1,673       19,330
  Provision for income taxes                1,452         330        1,782
  Net income                                8,467         493        8,960


For the three months ended
   September 30, 2001:

  Net interest income                    $ 22,044         ---     $ 22,044
  Provision for loan losses                 2,327         ---        2,327
  Non-interest income                       3,543    $  2,607        6,150
  Non-interest expense                     14,642       1,618       16,260
  Provision for income taxes                2,206         395        2,601
  Net income                                6,412         594        7,006



(Unaudited, dollars in thousands)
                                                    Trust &
                                         Community  Investment
                                          Banking   Services     Consolidated
For the nine months ended                ---------  -----------  ------------
   September 30, 2002:

  Net interest income                    $ 77,091         ---     $ 77,091
  Provision for loan losses                 6,757         ---        6,757
  Non-interest income                      12,053    $  8,346       20,399
  Non-interest expense                     51,944       5,045       56,989
  Provision for income taxes                6,717       1,321        8,038
  Net income                               23,726       1,980       25,706


For the nine months ended
    September 30, 2001:

  Net interest income                    $ 64,678         ---     $ 64,678
  Provision for loan losses                 4,350         ---        4,350
  Non-interest income                       9,647    $  8,560       18,207
  Non-interest expense                     42,558       4,937       47,495
  Provision for income taxes                7,880       1,449        9,329
  Net income                               19,537       2,174       21,711

Note 5 - Goodwill and Core Deposit Intangible
---------------------------------------------
     On January 1, 2002, WesBanco adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which changed the accounting for goodwill from an amortization method to an evaluation of possible impairment approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard.
Impairment testing for goodwill at a reporting unit level is required on at least an annual basis.
     SFAS No. 142, as part of its adoption provisions, required a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets. Any resulting impairment loss would be reported as a change in accounting principle. Within the first half of 2002, WesBanco completed this impairment testing and determined that goodwill was not impaired. WesBanco will perform the required annual impairment test in the fourth quarter of 2002.
     The following table presents reported net income and earnings per share data for the three and nine months ended September 30, 2002 and 2001, respectively, as well as pro forma adjustments as if SFAS No. 142 had been adopted on January 1, 2001.


(Unaudited, dollars in thousands, except per share amounts)

                                      For the three        For the nine
                                      months ended         months ended
                                      September 30,        September 30,
                                   ------------------   -------------------
                                     2002      2001       2002       2001
                                   --------  --------   --------   --------
Reported net income                $  8,960  $  7,006   $ 25,706   $ 21,711
Add back: Non-tax deductible
    goodwill amortization               ---       341        ---        972
                                   --------  --------   --------   --------
Adjusted net income                $  8,960  $  7,347   $ 25,706   $ 22,683
                                   ========  ========   ========   ========
Earnings Per Share:
Reported net income                $   0.43  $   0.39   $   1.26   $   1.19
Add back: Non-tax deductible
    goodwill amortization               ---      0.02        ---       0.05
                                   --------  --------   --------   --------
Adjusted net income                $   0.43  $   0.41   $   1.26   $   1.24
                                   ========  ========   ========   ========

    WesBanco's Consolidated Balanced Sheet reflected total goodwill assets of $47 million as of September 30, 2002 and $20 million at December 31, 2001. In addition, WesBanco recorded a core deposit intangible of $16 million in connection with the March 1, 2002 acquisition of American. The core deposit intangible is being amortized using a declining balance method over an estimated life of approximately 11 years. Amortization expense was $0.6 million for the third quarter of 2002 and $1.3 million for the nine months ended September 30, 2002. Core deposit intangible amortization for each of the next five years is as follows:
(in thousands)

                                 Year               Amount
                           -----------------        ------
                           Remainder of 2002        $  537
                                 2003                2,112
                                 2004                1,960
                                 2005                1,762
                                 2006                1,278




Item 2. - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of  Operations
          ----------------------

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


                             Earnings Summary
                             ----------------
Comparison of the quarters and nine months ended September 30, 2002 and 2001
----------------------------------------------------------------------------

     WesBanco's net income for the third quarter of 2002 increased
27.9% to $9.0 million compared to $7.0 million for the third quarter of 2001. Earnings per share increased 10.3% to $0.43 compared to $0.39 for the corresponding period last year. For the nine months ended September 30, 2002, net income increased 18.4% to $25.7 million compared to $21.7 million for the nine months ended September 30, 2001. Earnings per share increased 5.9% to $1.26 from $1.19 for the nine months ended September 30, 2001.
     The financial results include the March 1, 2002 acquisition of American Bancorporation ("American") and its subsidiary bank, Wheeling National Bank. As of the acquisition date, American reported total assets of approximately $679 million, which represented 28% of WesBanco's pre-acquisition total assets. A total of 3,441,888 shares, or 19% of pre-acquisition shares outstanding, of WesBanco common stock were issued to fund the transaction.
     Core earnings increased 17.6% to $26.3 million for the nine months ended September 30, 2002 compared to $22.4 million for the same period last year. Core earnings is calculated by excluding amortization of goodwill in 2001 and, on an after-tax basis, nonrecurring expenses associated with the American acquisition, and net securities gains (losses). Core earnings per share increased to $0.45 per share for the third quarter of 2002 compared to $0.40 for the third quarter of 2001, and increased to $1.29 for the nine months ended September 30, 2002 from $1.23 for the nine months ended September 30, 2001.
     WesBanco's return on average assets measured 1.11% for the third quarter of 2002 and 1.14% for the nine months ended September 30, 2002, compared to 1.14% and 1.22% for the corresponding periods in 2001. Return on average equity decreased to 10.71% for the third quarter of 2002 and 10.92% for the nine months ended September 30, 2002, compared to returns of 10.95% and 11.33% for the third quarter and nine months ended September 30, 2001, respectively.

TABLE 1: AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                        Three months ended September 30,         Nine months ended September 30,
                                    --------------------------------------   -------------------------------------
                                            2002                2001                2002                2001
                                    ------------------   -----------------   -----------------   -----------------
(Dollars in thousands)               Average   Average    Average  Average    Average  Average    Average  Average
                                     Volume     Rate      Volume     Rate     Volume     Rate     Volume    Rate
                                    ------------------   -----------------   -----------------   -----------------
ASSETS
Loans, net of unearned income (1)   $1,830,656   6.84%   $1,555,644  8.06%   $1,778,678  7.08%   $1,562,982  8.22%
Securities: (2)
   Taxable                             727,666   4.96%      448,988  6.05%      667,078  5.06%      401,652  6.19%
   Tax-exempt (3)                      346,541   7.52%      218,012  7.60%      313,377  7.53%      204,797  7.54%
                                    ------------------   -----------------   -----------------   -----------------
     Total securities                1,074,207   5.78%      667,000  6.55%      980,455  5.85%      606,449  6.65%
Federal funds sold                      35,997   1.85%       53,518  3.54%       37,027  1.73%       48,436  4.26%
                                    ------------------   -----------------   -----------------   -----------------
     Total earning assets (3)        2,940,860   6.39%    2,276,162  7.51%    2,796,160  6.57%    2,217,867  7.70%
                                    ------------------   -----------------   -----------------   -----------------
Other assets                           252,722              167,700             230,386             163,713
                                    ----------           ----------          ----------          ----------
Total Assets                        $3,193,582           $2,443,862          $3,026,546          $2,381,580
                                    ==========           ==========          ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits    $  271,269   0.58%   $  243,799  1.49%   $  264,595  0.68%   $  247,597  1.77%
Money market accounts                  482,814   2.83%      373,399  3.67%      456,591  2.89%      367,749  3.96%
Savings deposits                       370,089   1.14%      252,788  1.97%      349,859  1.15%      252,583  1.97%
Certificates of deposit                976,464   3.96%      787,700  5.58%      939,622  4.15%      776,320  5.76%
                                    ------------------   -----------------   -----------------   -----------------
     Total interest bearing deposits 2,100,636   2.77%    1,657,686  4.00%    2,010,667  2.89%    1,644,249  4.17%
Other borrowings                       442,375   3.72%      278,540  3.99%      396,958  3.68%      234,363  4.46%
                                    ------------------   -----------------   -----------------   -----------------
     Total interest
       bearing liabilities           2,543,011   2.93%    1,936,226  4.00%    2,407,625  3.02%    1,878,612  4.21%
                                    ------------------   -----------------   -----------------   -----------------
Non-interest bearing
  demand deposits                      286,385              232,421             275,160             225,817
Other liabilities                       32,298               21,408              29,110              21,130
Shareholders' Equity                   331,888              253,807             314,651             256,021
                                    ----------           ----------          ----------          ----------
Total Liabilities and
   Shareholders'Equity              $3,193,582           $2,443,862          $3,026,546          $2,381,580
                                    ==========           ==========          ==========          ==========
Taxable equivalent net yield
  on average earning assets                      3.86%               4.11%               3.98%               4.14%
                                                ======              ======              ======              ======
(1) Gross of allowance for loan losses and net of unearned income.
    Includes non-accrual and loans held for sale.   Loan fees included in
    interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 35% for each period presented.

TABLE 2: RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST
EXPENSE


                                       Three months ended September 30,    Nine months ended September 30,
                                            2002 compared to 2001               2002 compared to 2001
(Dollars in thousands)                  ------------------------------    --------------------------------
                                                           Net Increase                       Net Increase
                                         Volume    Rate     (Decrease)     Volume     Rate     (Decrease)
                                        -------------------------------   --------------------------------
Increase (decrease) in interest income:
  Loans, net of unearned income         $ 5,132  $ (5,167)  $     (35)     $12,360  $(14,294)  $ (1,934)
  Taxable securities                      3,623    (1,396)      2,227       10,557    (3,918)     6,639
  Tax-exempt securities (1)               2,413       (45)      2,368        6,133       (17)     6,116
  Federal funds sold                       (126)     (183)       (309)        (303)     (764)    (1,067)
                                        ------------------------------    --------------------------------
    Total interest income change (1)     11,042    (6,791)      4,251       28,747   (18,993)     9,754
                                        ------------------------------    --------------------------------
Increase (decrease) in interest expense:
  Interest bearing demand deposits           93      (614)       (521)         211    (2,148)    (1,937)
  Money market accounts                     883      (893)        (10)       2,294    (3,303)    (1,009)
  Savings deposits                          454      (647)       (193)       1,477    (2,181)      (704)
  Certificates of deposit                 2,308    (3,655)     (1,347)       6,188   (10,449)    (4,261)
  Other borrowings                        1,464      (114)      1,350        4,461    (1,350)     3,111
                                        ------------------------------    --------------------------------
    Total interest expense change         5,202    (5,923)       (721)      14,631   (19,431)    (4,800)
                                        ------------------------------    --------------------------------
Taxable equivalent net interest
   income increase (decrease) (1)       $ 5,840  $   (868)  $   4,972      $14,116  $    438   $ 14,554
                                        ------------------------------    --------------------------------
Increase in taxable
   equivalent adjustment                                          828                             2,141
                                                            ---------                          --------
Net interest income increase                                $   4,144                          $ 12,413
                                                            =========                          ========

(1) Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 35% for each period presented.


                           Net Interest Income
                           -------------------
     Taxable equivalent net interest income, which is WesBanco's largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and borrowings). Taxable equivalent net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
     Taxable equivalent net interest income increased $5.0 million or 21.1% for the third quarter of 2002 and $14.6 million or 21.2% for the nine months ended September 30, 2002 compared to the corresponding periods in 2001. The increases resulted primarily from earning asset growth related to the acquisition of American. For the third quarter of 2002, average earning assets increased $664.7 million or 29.2% compared to the same period last year. For the nine months ended September 30, 2002, average earning assets increased $578.3 million or 26.1% compared to the same period last year. The increase in net interest income due to earning asset growth was partially offset by a decrease in the net interest margin
in 2002.   For the third quarter and the nine months ended September 30,
2002, the net interest margin decreased 25 basis points to 3.86% and 16 basis points to 3.98%, respectively, compared to the corresponding periods in 2001. The decrease in the net interest margin resulted from a combination of factors including the acquired net assets of American, which had a net interest margin approximating 3.1% prior to acquisition. Other factors affecting the net interest margin included rate compression between loan and deposit products resulting from commercial and residential mortgage refinancings, planned reductions in higher-yielding but less profitable indirect automobile lending, reduced loan demand and the acquisition of lower yielding securities.
     Taxable equivalent interest income increased $4.3 million or 9.9% for the third quarter of 2002 and $9.8 million or 7.6% for the nine months ended September 30, 2002, compared to the corresponding periods in 2001. As shown in Tables 1 and 2, taxable equivalent interest income increased due to volume increases in average earning assets that were partially offset by a decline in the average taxable equivalent yield. The volume increases were primarily the result of American and the decrease in average yields resulted from a general reduction in interest rates combined with a shift in volume from higher yielding loans into securities with lower yields.
     Interest expense decreased $0.7 million or 3.7% for the third quarter of 2002 and $4.8 million or 8.1% for the nine months ended September 30, 2002, compared to the corresponding periods in 2001. As shown in Tables 1 and 2, the average rate paid on interest bearing liabilities for the third quarter of 2002 decreased 107 basis points to 2.93% and 119 basis points to 3.02% for the nine months ended September 30, 2002 compared to the corresponding periods in 2001. The interest bearing liabilities rate decrease was partially offset by volume increases in average liabilities due to the American acquisition.


                         Non-interest Income
                         -------------------
     Non-interest income, excluding net securities gains (losses), increased $1.4 million or 25.1% for the third quarter of 2002 and $1.8 million or 10.4% for the nine months ended September 30, 2002 compared to the corresponding periods last year. The increases related to growth in deposit activity fees due primarily to the addition of deposit accounts from the American transaction as well as increases in ATM fees and debit card interchange fees. The increase was also attributable to other income of $0.5 million for life insurance proceeds on bank owned life insurance in the third quarter of 2002, as well as an increase in income on the cash surrender values of bank owned life insurance. These increases were partially offset by a decrease in trust fees of 4.3% to $2.5 million for the third quarter of 2002 and 2.5% to $8.3 million for the nine months ended September 30, 2002, as compared to the same periods in 2001. The market value of trust assets under management decreased 15.9% to $2.2 billion at September 30, 2002 compared to $2.7 billion at September 30, 2001 reflecting the general decline in the equity markets.
     An increase in net securities gains for the nine months ended September 30, 2002, as compared to the same periods in 2001, resulted primarily from the sale of U.S. Agency securities to improve liquidity and
restructure the securities portfolio of American.   Gross securities losses
during the third quarter and the nine months ended September 30, 2002 included $0.4 million and $0.6 million, respectively, in impairment losses on certain publicly traded equity and corporate bond investments classified as other than temporary.

                          Non-interest Expense
                          --------------------
     Non-interest expense, excluding non-recurring expenses related to the American acquisition, increased $3.1 million or 19.2% and $7.7 million or 16.3% compared to the third quarter and nine months ended September 30, 2001, respectively. The increases resulted primarily from the expansion of internal operations and new banking offices acquired in the American transaction. WesBanco also experienced an increase in personnel expenses due to additional staffing from American, normal salary adjustments and an increase in post retirement costs. Average full time equivalent employees for the third quarter ended September 30, 2002 were 1,107 compared to 990 at September 30, 2001, an increase of 11.8%.
     Non-recurring expenses of $0.3 million and $2.1 million, recorded in the third quarter and for the nine months ended September 30, 2002, respectively, related to the American acquisition and consisted mainly of post-merger severance payments and data system conversion costs. Non-recurring expenses related to the acquisition are projected to total $3.1 million. Approximately $2.5 million of these expenses are expected to be recorded in 2002 with the remainder to be recorded in 2003.
     For the nine months ended September 30, 2002, WesBanco's efficiency ratio, which excludes amortization of goodwill, non-recurring items and net securities gains (losses), remained consistent with the corresponding period of 2001 at 53.5%.


                               Income Taxes
                               ------------
TABLE 3:  Reconciliation of Income Tax Rates



                                             For the three   For the nine
                                             months ended    months ended
                                             September 30,   September 30,
                                             -------------   -------------
                                             2002     2001   2002     2001
                                             ----     ----   ----     ----
Federal statutory tax rate                    35%      35%    35%      35%
Tax-exempt interest income                   (14)      (8)   (12)      (7)
State income tax- net of
  federal tax effect                          (1)       3      2        3
All other - net                               (3)      (3)    (1)      (1)
                                             ----     ----   ----     ----
Effective tax rate                            17%      27%    24%      30%
                                             ====     ====   ====     ====

     WesBanco's federal and state income tax expense decreased to $8.0 million for the nine months ended September 30, 2002 compared to $9.3 million for the nine months ended September 30, 2001. WesBanco's effective tax rate for the third quarter of 2002 decreased to 17% from 27% for the third quarter of 2001 and decreased to 24% for the nine months ended September 30, 2002 from 30% for the nine months ended September 30, 2001. The decline in the effective tax rate resulted primarily from increases of $1.5 million or 57.2% and $4.0 million or 52.8% in tax-exempt investment income for the third quarter of 2002 and the nine months ended September 30, 2002, respectively. Average tax-exempt investment securities increased $128.5 million or 59.0% and $108.5 million or 53.0% for the third quarter of 2002 and the nine months ended September 30, 2002 as compared to the corresponding periods in 2001. During the third quarter of 2002, WesBanco settled a prior year's state tax examination audit recognizing a $0.4 million tax benefit, net of federal income tax.

                             Financial Condition
                             -------------------
     Total assets of WesBanco were $3.2 billion as of September 30, 2002, an increase of $758.3 million or 30.6% compared to total assets as of December 31, 2001. Total liabilities of WesBanco were $2.9 billion as of September 30, 2002, an increase of $685.3 million or 30.9% compared to total liabilities of $2.2 billion as of December 31, 2001.


TABLE 4: Composition of Securities

                                                  September 30,  December 31,
                                                      2002          2001
(Dollars in thousands)                            ------------   ------------
Securities held to maturity (at amortized cost):
------------------------------------------------
  U.S. Treasury and Federal Agency securities      $   89,471       $   1,001
  Obligations of states and political subdivisions    369,492         221,866
  Other securities                                     24,390          18,086
                                                   ----------       ---------
    Total securities held to maturity (fair
     value of $502,830 and $242,558, respectively)    483,353         240,953
                                                   ----------       ---------

Securities available for sale (at fair value):
----------------------------------------------
  U. S. Treasury and Federal Agency securities        335,528         307,250
  Obligations of states and political subdivisions      8,608          12,076
  Corporate securities                                 20,879          14,017
  Mortgage-backed and other securities                312,541         184,174
                                                   ----------       ---------
    Total securities available for sale
     (amortized cost of $661,011
       and $510,104, respectively)                    677,556         517,517
                                                   ----------       ---------
       Total securities                            $1,160,909       $ 758,470
                                                   ==========       =========

     Total securities increased $402.4 million or 53.1% from December 31, 2001 to September 30, 2002. At September 30, 2002, the average taxable equivalent yield of the available for sale portfolio was 5.14% with an average life of 2.5 years compared to 5.75% and 2.7 years, respectively, at December 31, 2001. At September 30, 2002, the average taxable equivalent yield of the held to maturity portfolio was 6.36% with an average life of 4.8 years compared to 6.94% and 6.6 years, respectively, at December 31, 2001. The lower average life at September 30, 2002 was due to increased prepayments on mortgage-backed securities, anticipated near term call dates on callable agency securities and a restructuring of the portfolio for an anticipated increased rate environment at the end of the first quarter of 2002, which was not realized, resulting in the sale of certain longer-term mortgage backed securities and callable agencies. For the nine months ended September 30, 2002, WesBanco purchased U.S. Agency securities to improve liquidity and shorten average maturity. During this same period, WesBanco also increased the purchases of obligations of states and political subdivisions in order to increase the after tax yield of the investment portfolio and to reduce the effective tax rate.
     Unrealized pre-tax gains/losses on available for sale securities (fair value adjustments) reflected a $16.5 million market gain as of September 30, 2002 compared to a $7.4 million market gain as of December 31, 2001. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities classified as available for sale. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.


TABLE 5: Composition of Loans
(Dollars in thousands)
                                                Percent                Percent
                                  September 30,   of      December 31,   of
                                      2002       Total        2001      Total
                                   ----------    ------   -----------  -------
  Commercial                       $  729,230     40.0%   $  569,193    37.0%
  Real estate - construction           46,028      2.5%       37,676     2.4%
  Real estate - residential           715,177     39.3%      620,108    40.3%
  Consumer, net of unearned income    330,507     18.2%      312,718    20.3%
                                   --------------------   -------------------
  Loans, net of unearned income    $1,820,942    100.0%   $1,539,695   100.0%
                                   ====================   ===================
     Loans, net of unearned income, increased $281.2 million or 18.3% from December 31, 2001 to September 30, 2002. The American acquisition increased loans approximately $ 345 million as of the acquisition date. Excluding the impact of the American acquisition, loans decreased in the third quarter of 2002. Competition from alternative financing sources contributed to reductions in both consumer and real estate loans. WesBanco also continued tightening its credit standards for indirect automobile lending, which further contributed to the decline in consumer loans. Real estate loan refinancing due to historically low interest rates has continued to cause a decline in the mortgage portfolio. WesBanco originates and sells in the secondary market fixed rate mortgage loans that have terms of repayment in excess of 15 years. Economic conditions, reduced commercial construction activity, and a general lack of new capital expenditures by businesses in WesBanco's market areas continued to be the trend in the third quarter of 2002, which resulted in weaker than anticipated commercial loan demand.
     Off-balance sheet loan commitments consist of available balances under lines of credit and standby letters of credit. These commitments to extend credit were $313.1 million at September 30, 2002 compared to $269.7 million at December 31, 2001. Commercial lines of credit and standby letters of credit are generally renewable or may be cancelled annually. Loan commitments that are available beyond one year consist of home equity and other personal lines of credit, certain real estate construction loans, and other commercial lines of credit. Loan commitments, regardless of the duration of availability, are cancelable by WesBanco under certain circumstances.



TABLE 6: Non-performing Assets and Loans Past Due 90 Days or More

                                                September 30,   December 31,
  (Dollars in thousands)                            2002            2001
                                               -------------    ------------
  Non-accrual loans                             $    8,181       $    4,030
  Renegotiated loans                                 2,654            3,756
                                                ----------       ----------
     Total non-performing loans                     10,835            7,786
  Other real estate owned                            2,764            3,215
                                                ----------       ----------
     Total non-performing assets                $   13,599       $   11,001
                                                ==========       ==========
  Loans past due 90 days or more                $   11,095       $   10,496
                                                ==========       ==========

Non-performing loans as a percentage of
  total loans                                         0.60%            0.51%
Non-performing assets as a percentage of
  total assets                                        0.42%            0.44%
Non-performing loans and loans 90 days or more
   past due as a percentage of total loans            1.20%            1.19%

     Non-performing assets increased $2.6 million from December 31, 2001 to September 30, 2002. This increase was attributable to the American acquisition and two large commercial loans being placed on non-accrual, net of a write down to fair value of a commercial real estate loan. Total loans past due 90 days or more increased $0.6 million from December 31, 2001 to September 30, 2002.
      WesBanco also categorizes certain other commercial loans as impaired under SFAS 114. Such impaired loans at September 30, 2002 were $12.4 million compared to $6.4 million at December 31, 2001. This increase was attributable to the American acquisition and commercial loans to six borrowers that were determined to be impaired in 2002.
      WesBanco monitors the overall quality of its loan portfolio and off-balance sheet commitments through various methods. Subsequent to loan origination, the process used to measure and monitor credit risk depends on the type of loan. Monitoring the level and trend of delinquent loans is a basic practice for all loan types. Credit risk in the personal loan and residential real estate portfolios is also managed by monitoring market conditions that may impact groups of borrowers or collateral values.
Credit risk in the commercial loan portfolio is also managed by monitoring the portfolio for potential concentrations of credit and monitoring each borrower's compliance with applicable loan covenants. Credit risk is also monitored by an independent loan review function which performs among other procedures, reviews of large commercial loans within 90 days of origination, periodic reviews of commercial loan relationships and periodic reviews of consumer loan credit quality trends, charge-offs and compliance with underwriting guidelines. Underwriting standards are changed when appropriate.

TABLE 7: Allowance for Loan Losses

                                                   For the nine months ended
                                                          September 30,
(Dollars in thousands)                             -------------------------
                                                      2002            2001
                                                   ---------       ---------
Balance, at beginning of period                    $  20,786       $  20,030

Allowance for loan losses of acquired bank             3,903             ---

    Charge-offs                                       (7,119)         (4,245)
    Recoveries                                           566             471
                                                   ---------       ---------
        Net loan charge-offs                          (6,553)         (3,774)

    Provision for loan losses                          6,757           4,350
                                                   ---------       ---------
  Balance, at end of period                        $  24,893       $  20,606
                                                   =========       =========

Annualized net loan charge-offs to average
  loans outstanding                                    0.49%           0.32%
Allowance for loan losses to total loans               1.37%           1.32%
Allowance for loan losses to total
  non-performing loans                                 2.30X           2.53X
Allowance for loan losses to total
  non-performing loans and loans past
  due 90 days or more                                  1.14X           1.26X


     The provision for loan losses increased $0.4 million or 18.5% for the third quarter of 2002 and $2.4 million or 55.3% for the nine months ended September 30, 2002 compared to the corresponding periods last year. The allowance for loan losses as a percentage of total loans was 1.37% at September 30, 2002 compared to 1.35% at December 31, 2001. The factors causing the increased provision include net consumer and commercial charge-offs, increasing loan delinquency percentages, internal evaluation of general economic conditions in market areas and further analysis of loans
acquired from American.   Net loan charge-offs increased $0.5 million or
26.6% for the third quarter of 2002 and $2.8 million or 73.6% for the nine months ended September 30, 2002 compared to the corresponding periods in 2001. The increase in net charge-offs resulted from write downs to fair value of certain commercial real estate loans, small business loans, particularly in the third quarter of 2002 and a general increase in both automobile repossessions and consumer loan charge-offs.
     The allowance for loan losses is available to absorb losses in the loan portfolio. The allowance is reduced by losses, net of recoveries, and increased by charging a provision to operations to maintain the allowance at a level determined appropriate by management. There can be no assurance that WesBanco will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance.
     The adequacy of the allowance for loan losses is evaluated quarterly, which includes testing certain loans for impairment. Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review. Reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to WesBanco.


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

                                 Deposits
                                 --------
     Total deposits increased $476.4 million or 24.9% during the nine months ended September 30, 2002, mostly from American. Excluding American, deposit growth consists primarily of steady increases in money market deposit accounts and interest bearing demand deposits, while certificates of deposits reflect a declining trend. Customers shifted balances out of term certificates of deposit and savings products in favor of the more competitively priced and short-term prime rate money market product.

                               Borrowings
                               ----------
     Federal Home Loan Bank ("FHLB") borrowings increased $188.5 million to $295.4 million for the nine months ended September 30, 2002 compared to December 31, 2001, primarily due to $150.0 million in FHLB borrowings from American. At September 30, 2002, the FHLB borrowings had a weighted average interest rate of 4.32% and maturities ranging from the years 2003 to 2021. The FHLB borrowings are generally secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at
least equal to the outstanding balances.   WesBanco uses FHLB borrowings to
lengthen the maturities of shorter-term interest bearing liabilities in the current low interest rate environment. Other borrowings, which include repurchase agreements and federal funds purchased, decreased $20.6 million or 12.0% to $151.7 million for the nine months ended September 30, 2002, primarily due to a decrease in federal funds purchased.

TABLE 8: FHLB Maturities:    (in thousands)

                                   2003          $   85,394
                                   2004              44,900
                                   2005              30,419
                                   2006              10,013
                           2007 and thereafter      124,670
                                                  ---------
                                  Total           $ 295,396
                                                  =========

                         Capital Resources
                         -----------------
     WesBanco's shareholders' equity remained strong at September
30, 2002, highlighted by a Tier I leverage ratio of 8.79% and ratios of 13.24% and 14.44% for Tier I and total risk-based capital, respectively. Trust Preferred Securities of $12.7 million acquired in conjunction with the American acquisition were included in the calculation of these capital ratios. Book value increased to $15.92 per share at September 30, 2002 from $14.42 per share at September 30, 2001. Tangible book value decreased to $12.95 per share at September 30, 2002 from $13.35 per share at September 30, 2001 due primarily to additional goodwill of approximately $27 million and a core deposit intangible of approximately $16 million, recorded as a result of the American acquisition.
     On June 20, 2002, WesBanco announced the approval of a new stock repurchase plan to begin repurchasing up to an additional one million shares of WesBanco common stock representing approximately 4.7% of outstanding shares on the open market. The timing, price and quantity of purchases will be at the discretion of WesBanco and the program may be discontinued or suspended at any time. Shares previously purchased through the stock repurchase plan approved by WesBanco's Board on March 21, 2001 were used primarily in conjunction with the recent acquisition of American. As of September 30, 2002, a total of 863,064 shares were available to be repurchased under the current plan.

TABLE 9: Capital Adequacy Ratios

                                           September 30,     December 31,
                                               2002              2001
                                           -------------     ------------
  Tier I leverage capital                       8.79%            9.62%
  Tier I risk-based capital                    13.24%           14.09%
  Total risk-based capital                     14.44%           15.34%


     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. As shown in Table 9, WesBanco's Tier I leverage, Tier I risk-based and total risk-based capital ratios are well above the required minimum levels of 4%, 4%, and 8%, respectively. At September 30, 2002 and December 31, 2001, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and is considered "well-capitalized" under FDICIA using the guidelines of 5%, 6%, and 10%, respectively. There are no conditions or events that have occurred since September 30, 2002 that management believes may have changed WesBanco Bank's "well-capitalized" categorization.

                           Liquidity Risk
                           --------------
     Liquidity is defined as the degree of readiness to convert assets into cash with minimal loss. Liquidity risk is managed through WesBanco's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. WesBanco's Asset/Liability Management Committee ("ALCO") monitors liquidity monthly and senior management reviews liquidity weekly.
     The principal source of liquidity is WesBanco's deposit base and other borrowings. At September 30, 2002, WesBanco's banking subsidiary had a maximum borrowing capacity at the Federal Home Loan Bank of approximately
$923 million, of which $636 million was unused.
     The securities portfolio, federal funds sold, and cash and due from banks serve as additional sources of liquidity. Securities totaled $1.2 billion as of September 30, 2002, of which $661.0 million was classified as available for sale. Securities with a stated maturity of one year or less from both the available for sale and held to maturity portfolios totaled
$34.3 million at September 30, 2002. Due to the current interest rate enviroment, additional cash flows may be anticipated from approximately
$290.6 million in callable bonds, which have call dates within the next year. Payments on mortgage-backed securities are also expected to provide additional cash flows over the next twelve-month period. Securities of $396.2 million were pledged at September 30, 2002. Additional liquidity was provided by federal funds sold of $1.9 million and cash and due from banks of $87.5 million at September 30, 2002.
     Management believes, based on factors known as of September 30, 2002, that WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.


   Item 3. - Quantitative and Qualitative Disclosures about Market Risk
   --------------------------------------------------------------------
     Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments due to fluctuations in interest rates and equity prices. Management considers interest rate risk WesBanco's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of WesBanco's net interest income is largely dependent on effective management of interest rate risk and overall net asset mix. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.
     Management uses an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model takes into consideration numerous assumptions regarding cash flow, repricing characteristics, prepayment factors and callable bond forecasts at varying levels of interest rates. Since these assumptions are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates. WesBanco's ALCO monitors loan, investment and liability portfolios to ensure comprehensive
management of interest rate risk within Board approved
policy guidelines. The current interest rate risk policy guidelines prescribe a maximum impact on net interest income of +/- 5% for a 200 basis point immediate change in interest rates over twelve months.
     At September 30, 2002, an immediate 200 basis point rise in interest rates may increase net interest income by approximately 1.6% compared to 0.4% at December 31, 2001. Conversely, a 200 basis point reduction in interest rates, at September 30, 2002, may decrease net interest income by
approximately 6.4% compared to 5.4% at December 31, 2001.   In the current
low interest rate environment, with the federal funds rate at 1.75%, management believes simulation analysis of a decreased immediate shock 200 basis point interest rate environment creates significant distortion to the projection of net interest income as absolute and artificial rate floors to certain products occur. Management believes that an alternative 100 basis point declining rate scenario is more appropriate for current simulation purposes. A 100 basis point immediate shock decrease in interest rates, as of September 30, 2002, may result in a net interest income reduction of approximately 2.1%. WesBanco's Board has approved a waiver to the current 200 basis point policy limit noted above.
     In order to reduce the exposure of interest rate fluctuations, WesBanco utilizes interest rate swap agreements. These agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which interest payments are calculated. These agreements are entered into as part of WesBanco's interest rate risk management strategy primarily to alter the interest rate sensitivity of deposit liabilities. The notional value of interest rate swap agreements outstanding was approximately $113.7 million at September 30, 2002 compared to $122.2 million at December 31, 2001. Related market losses of $3.2 million, net of tax, at September 30, 2002 and $1.3 million, net of tax, at December 31, 2001, are recorded in other comprehensive income.

Item 4. - Controls and Procedures
---------------------------------
     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of WesBanco's management, including the CEO and CFO, of the effectiveness of the design and operation of WesBanco's disclosure controls and procedures. Based on that evaluation, WesBanco's management, including the CEO and CFO, concluded that WesBanco's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in WesBanco's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.





PART II - OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------
     On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), presently pending in the United States District Court for the Northern District of West Virginia. WesBanco has essentially become substituted as the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a previous suit in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 District Court Order. The purported class of plaintiffs now assert that they are not bound by the 1995 District Court Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.
     On August 1, 2002, the Corporation was named in a lawsuit filed by a former loan customer of the Corporation's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. The Corporation's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. Wesbanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. The Corporation's banking subsidiary did make a loan to the plaintiff's company which became delinquent and the bank did recover a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against the Corporation's banking subsidiary. Minimal discovery has been undertaken in the case and the broad and sweeping nature of the alleged conduct makes it difficult to assess the substance of the Complaint. The bank intends to vigorously defend the suit.
     WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.





Item 2. - Changes in Securities and Use of Proceeds
---------------------------------------------------
          Not Applicable

Item 3. - Defaults Upon Senior Securities
-----------------------------------------
          Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          Not Applicable

Item 5. - Other Information
---------------------------
          Not Applicable

Item 6(a). - Exhibits
---------------------
           3.1     Amendment to the Bylaws of WesBanco, Inc.
          99.1     Statement Pursuant to Title 18 United States Code
                   Section 1350
          99.2     Statement Pursuant to Title 18 United States Code
                   Section 1350


Item 6(b). - Reports on Form 8-K
--------------------------------
     On July 23, 2002, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Representatives of the Registrant conducted a presentation to a group of analysts and investors at the Community Bank Investor Conference in New York City sponsored by Keefe, Bruyette, & Woods, Inc.("KBW").

                            SIGNATURES
                            ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       WESBANCO, INC.
                                       --------------


Date: November 14, 2002                /s/ Paul M. Limbert
      -----------------                ---------------------------
                                       Paul M. Limbert
                                       President and Chief Executive Officer


Date: November 14, 2002                /s/ Robert H. Young
      -----------------                ---------------------------
                                       Robert H. Young
                                       Executive Vice President and Chief
                                       Financial Officer




                               CERTIFICATION

I, Paul M. Limbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WesBanco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
      Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Paul M. Limbert
      -----------------                 -----------------------------
                                        Paul M. Limbert
                                        President and Chief Executive Officer



                              CERTIFICATION


I, Robert H. Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WesBanco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
       Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  /s/ Robert H. Young
      -----------------                  ----------------------------
                                         Robert H. Young
                                         Executive Vice President and Chief
                                         Financial Officer


