Form 10-K
period 2002-12-31
WESBANCO INC
filed 2003-03-25
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K
(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number	0-8467
                       --------
                                 WESBANCO, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        WEST VIRGINIA                                55-0571723
------------------------------           --------------------------------
State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

      1 Bank Plaza, Wheeling, WV                        26003
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:            304-234-9000
                                                               ------------
Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class           Name of each Exchange on which registered
------------------------------    -----------------------------------------
Common Stock $2.0833 Par Value                    NASDAQ
Nonredeemable Preferred Stock                     None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.             Yes   X         No
                      -----         ------
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   ______

Indicate by check mark whether the Registrant is an accelerated filer
as defined by Rule 12b-2 of the Exchange Act. Yes  X    No
                                                 -----    -----
The aggregate market value of the Registrant's outstanding voting common stock held by nonaffiliates on June 28, 2002, determined using a per share closing price on that date of $23.71, was approximately $444,787,626.

As of March 4, 2003, there were 20,273,717 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

The portions of WesBanco Inc.'s 2002 Annual Report ("Annual Report to Shareholders") for the year ended December 31, 2002 referred to in Parts I, II, III and IV of this Form 10-K are incorporated by reference herein. The portions of the definitive Proxy Statement of WesBanco, Inc. for the Annual Meeting of Shareholders to be held on April 16, 2003 ("Proxy Statement") referred to in Part III of this Form 10-K are incorporated by reference. Except for the parts of the Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report to Shareholders is not to be deemed filed with the Securities and Exchange Commission.




                              WESBANCO, INC.
                            TABLE OF CONTENTS


ITEM #                             ITEM                              Page No.
------                             ----                              --------
                             Part I
                             ------
    1            Business                                                3

    2            Properties                                              9

    3            Legal Proceedings                                       9

    4            Submission of Matters to a Vote of Security Holders     9

                             Part II
                             -------

    5            Market for the Registrant's Common Equity and
                    Related Stockholder Matters                         10

    6            Selected Financial Data                                10

    7            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 10

    7A           Quantitative and Qualitative Disclosures about
                    Market Risk                                         10

    8            Financial Statements and Supplementary Data            10

    9            Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                 10

                             Part III
                             --------

   10            Directors and Executive Officers of the Registrant     10

   11            Executive Compensation                                 10

   12            Security Ownership of Certain Beneficial Owners
                     and Management                                     11

   13            Certain Relationships and Related Transactions         11

   14            Controls and Procedures                                11

                             Part IV
                             -------

   15            Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                11

    Signatures and Certifications                                       12


   EXHIBIT INDEX                                                        E-1



                               PART I
Item 1.  Business
-----------------
General
-------
     WesBanco Inc. ("WesBanco"), a bank holding company headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. Additional information regarding WesBanco's business segments is set forth under the heading "Note 21: Business Segments" on page E-22 of Exhibit 13 incorporated herein by reference.
     On March 1, 2002, WesBanco completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, Wheeling, West Virginia, with and into
WesBanco's affiliate, WesBanco Bank, Inc. As of the acquisition date, American operated 20 offices and had total assets of approximately
$678 million. WesBanco's merger with American expanded its market share in the tri-state area and included expansion into new markets with an office in Washington, Pennsylvania, an office in Cambridge, Ohio and four offices in Columbus, Ohio. Additional information regarding WesBanco's acquisition of American is set forth under the heading "Note 2: Completed Business Combination" on page E-9 of
Exhibit 13 incorporated herein by reference.
     As of December 31, 2002, WesBanco operated a commercial bank, WesBanco Bank, Inc., through 72 offices located in West Virginia,
Central and Eastern Ohio, and Western Pennsylvania. Total assets of WesBanco Bank, Inc. as of December 31, 2002 approximated $3.3 billion. WesBanco also offers services through its non-banking affiliates, WesBanco Insurance Services, Inc., a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients and WesBanco Securities, Inc., a full service broker-dealer, which also offers discount brokerage services.
WesBanco Asset Management, Inc. and WesBanco Services, Inc., which were incorporated in November 2002, collectively hold certain investment securities and real estate loans of WesBanco Bank, Inc. and assist in managing these assets. There were approximately 1,156 full-time equivalent employees employed by all WesBanco affiliates as of December 31, 2002.
     As of December 31, 2002, none of WesBanco's affiliates were engaged in any operations in foreign countries and none had transactions with customers in foreign countries.
     WesBanco also serves as investment adviser to a family of mutual funds under the name "WesMark Funds" which includes the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Bond Fund, the WesMark
West Virginia Municipal Bond Fund, the WesMark Small Company Growth
Fund and the Automated Cash Management Trust.

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

Holding Company Structure
-------------------------
     WesBanco has one state bank subsidiary, WesBanco Bank, Inc., as well as nonbank subsidiaries, which are described further in "Item 1:
Business-General" section of this Form 10-K. The state bank subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus.
Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. WesBanco has a $7.5 million line of credit from its subsidiary bank, all of which was outstanding at December 31, 2002.
     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividend Restrictions
---------------------
     Dividends from WesBanco's subsidiary bank are a significant source of funds for payment of dividends to WesBanco's shareholders. In the year ended December 31, 2002, WesBanco declared cash dividends to its shareholders of approximately $19.6 million. There are, however, statutory limits on the amount of dividends that WesBanco's subsidiary bank can pay to WesBanco without regulatory approval.
     Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. As of December 31, 2002 and 2001, WesBanco's banking subsidiary could not have declared any dividends to be paid to WesBanco without prior approval from regulatory agencies. During the first quarter of 2002, federal and state regulatory agencies granted approval to WesBanco's banking subsidiary to pay a $30 million dividend to WesBanco.
     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements that provide insured banks and bank holding companies should generally only pay dividends out of current operating earnings.
     Additional information regarding dividend restrictions is set forth in "Note 19: Regulatory Matters" on page E-20 of Exhibit 13 incorporated herein by reference.


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

Capital Requirements
--------------------
     The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as WesBanco. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. WesBanco's subsidiary bank is subject to substantially similar capital requirements.
     Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier
2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital.
     The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the total amount of these items included in capital does not exceed 100% of Tier 1 capital.
     Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.
     Under the leverage guidelines, financial institutions are required to maintain a leverage ratio, which is Tier 1 capital to adjusted total assets, as specified in the guidelines, of at least 3%. The 3% minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.
     In early 2002, bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution's overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2002, capital charges relating to WesBanco's equity investments in nonfinancial companies were immaterial.
     Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under "Prompt Corrective Action" as applicable to undercapitalized institutions.
     As of December 31, 2002, WesBanco's Tier 1 and total capital to risk-adjusted assets ratios were 12.95% and 14.13%, respectively. As of December 31, 2002, WesBanco's bank subsidiary also had capital in excess of the minimum requirements. Neither WesBanco nor its bank subsidiary has been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2002, WesBanco's leverage ratio was 8.53%.
     The risk-based capital standards of the Federal Reserve Board and the FDIC specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

Prompt Corrective Action
------------------------
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
     An institution is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well-capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized".
If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2002, WesBanco's subsidiary bank had capital levels that met the "well capitalized" standards under such regulations.
     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.


Gramm-Leach-Bliley Act of 1999 (the "GLB Act")
----------------------------------------------
     Under the GLB Act enacted in 1999, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company's depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000. WesBanco has not elected to become a financial holding company under the GLB Act, though it has qualified a subsidiary of its bank as a financial subsidiary under the GLB Act.
     Financial holding company powers relate to "financial activities" that are determined by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.
     National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors, to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking, for at least five years, or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies have issued certain rules over the past two years relating to the implementation of the GLB Act.

Recent Regulatory Developments
------------------------------

THE SARBANES-OXLEY ACT OF 2002.
------------------------------
     The recently enacted Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest, and corporate governance at public companies. The Act also establishes new supervisory mechanisms, including the new Public Company Accounting Oversight Board, for accountants and accounting firms that conduct external audits of public companies.

Publicly Held Banking Organizations
-----------------------------------
     In general, the Sarbanes-Oxley Act applies to public companies, that is, companies (including banks and bank holding companies) that have a class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the 1934 Act), or are otherwise required to file periodic reports (e.g., 10-Ks and 10-Qs) under
Section 15(d) of the 1934 Act. Bank holding companies, state member banks, and foreign banks that meet these qualifications (referred to herein as public banking organizations) are subject to the requirements of the Act, as well as any rules and regulations that the SEC may adopt to implement the Act.(1) Some of the Act's provisions are currently effective, while others will become effective on a specified future date or upon the issuance of implementing rules by the SEC.

Audit Committee Structure and Responsibilities
----------------------------------------------
     Section 301 of the Act requires that each public company have an audit committee composed entirely of independent directors. If the company's board does not establish a separate audit committee, the full board may serve that function so long as each director is independent.

     Section 301 also imposes several specific responsibilities on the audit committees of public companies. The audit committee must be directly responsible for the appointment and compensation of the company's outside auditor, as well as for overseeing the auditor's work. In addition, the audit committee must establish procedures for receiving and addressing any complaints about the company's accounting, internal accounting controls or auditing, as well as for the anonymous and confidential submission of employee concerns regarding questionable accounting or auditing matters. Finally, the audit committee must have the authority to retain and compensate independent counsel, and other advisers, as necessary to carry out the audit committee's duties.


--------------------------------------------
(1) Section 12(i) of the 1934 Act, as amended by the Sarbanes-Oxley Act, gives the Board of Governors the authority to administer and enforce certain provisions of the Act and the 1934 Act with respect to state member banks that have securities registered under the 1934 Act. The Board's Regulation H generally requires this limited number of state member banks to comply with any rules adopted by the SEC under the relevant provisions of the Act and the 1934 Act (12 CFR 208.36, as amended by 67 FR 57938 (September 13, 2002)).


Insider Lending
---------------
     Section 402 of the Act generally prohibits a public company and its subsidiaries from extending credit, or arranging for another entity to extend credit, in the form of a personal loan to any director or executive officer of the public company.(2)
     Two exceptions to this loan prohibition exist. First, the prohibition does not apply to any loan made by an insured depository institution to a director or executive officer if the loan is subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act (12 U.S.C. 375b), as implemented by the Board's Regulation
O (12 CFR part 215). Accordingly, it is anticipated that loans by an insured depository institution to the directors and executive officers of its publicly traded parent bank holding company will be exempt from the prohibition, but will remain subject to the existing restrictions of Regulation O. It should be noted that this exception covers only loans made by banks and other insured depository institutions and does not cover loans made by a public bank holding company (or its nonbank subsidiaries) to the directors and executive officers of the public bank holding company.

     The second exception permits the directors and executive officers of a public company to obtain home improvement and manufactured home loans, consumer loans, and loans under open-end credit plans or charge cards from their company or its subsidiaries so long as the credit (i) is extended in the ordinary course of the company's consumer credit business, (ii) is a kind of credit generally made available to the public by the company, and (iii) is made on market terms or on terms that are no more favorable than those offered to the general public.

Outside Auditors
----------------
     1. Registration and Standards. Title I of the Act provides for the establishment of the Public Company Accounting Oversight Board by
April 26, 2003. All accounting firms that conduct audits of public companies (i.e., registered accounting firms) must register with the Oversight Board within 180 days of its establishment and become subject to its supervision. The Act gives the Oversight Board the authority (subject to SEC review) to establish auditing standards for registered accounting firms.

     2. Independence. The Act includes several provisions designed to ensure that external auditors remain independent from the public companies (including public banking organizations) they audit. For example, Section 206 prohibits a registered accounting firm from performing audit services for a public company if a senior executive (i.e., the CEO, CFO, chief accounting officer, comptroller or equivalent) of the company was employed by the accounting firm and participated in the audit of the company within the previous year.
Section 203 of the Act also requires registered accounting firms to rotate the lead or reviewing partner for each public company so that no partner has primary responsibility for the engagement for more than five consecutive years.

     In addition, Section 201 of the Act prohibits registered accounting firms from contemporaneously providing audit and certain non-audit services to a public company. The eight enumerated prohibited non-audit services include bookkeeping and other services related to accounting records or financial statements; financial information system design and implementation; appraisals, valuations and fairness opinions, actuarial services; internal audit outsourcing; management and human resources functions; broker, dealer, investment advisory and investment banking services; and legal and other non-audit expert services. The Oversight Board may add additional services to this list of prohibited non-audit services, and may prescribe additional rules relating to auditor independence. A registered accounting firm may provide non-audit services that are not otherwise prohibited, such as tax services, to a public company so long as the company's audit committee gives advance approval of the service arrangement.(3)

Financial Disclosure and Reporting Obligations
----------------------------------------------
     1. Certification Requirements. Pursuant to Section 302 of the Act, the SEC has adopted final rules that require the principal executive officer(s) and principal financial officer(s) of public companies to include certain certifications in the annual and quarterly reports filed by the company under the 1934 Act. These final rules require each officer to certify, with respect to each report filed, that:

        a. the certifying officer has reviewed the report;

        b. based on the certifying officer's knowledge, the
           report does not contain any material misstatement
           or omit any material facts necessary to prevent any
           statement in the report
           from being misleading, and fairly presents the
           company's financial condition, results of
           operations and cash flows;
------------------------------------------
(2) It is important to note that the Act does not prohibit a public company and its subsidiaries, including a bank holding company, a nonbank subsidiary of a bank holding company, and a bank, from making loans to non-executive level officers as well as to other employees of the company or bank.
(3) This prior approval requirement is waived if the company did not realize the services were non-audit services at the time of the auditor's engagement, and the aggregate amount of the non-audit services provided is less than five percent of the total amount paid to the auditor by the company in that fiscal year. In such circumstances, however, the non-audit services must be promptly brought to the attention of the company's audit committee and approved by the audit committee (or a designated member) before the conclusion of the audit.


        c. the certifying officers (i) are responsible for maintaining disclosure controls and procedures for the company, (ii) have designed such controls and procedures to ensure that material information is reported to the officers, (iii) have evaluated the effectiveness of the disclosure controls and procedures within the past 90 days, and (iv) have included in the report their conclusions about the effectiveness of such controls and procedures and any significant changes (including corrective actions) to the company's internal controls that have occurred subsequent to the officer's evaluation; and

        d. the certifying officers have disclosed to the company's auditor and audit committee any significant deficiencies or material weaknesses in the company's internal controls relating to financial reporting, as well as any fraud (whether material or not) involving the company's management or employees that have a significant role in the company's internal controls.

     A separate certification requirement is included in Section 906 of the Act, which became effective on July 30, 2002. Section 906 requires that all periodic reports containing financial statements filed by a public company under Sections 13(a) or 15(d) of the 1934
Act include a written certification by the CEO and CFO (or equivalent) that the report complies with the requirements of the 1934 Act and fairly presents, in all material respects, the financial condition and results of operations of the company. Persons that knowingly or willfully file false certifications under Section 906 are subject to criminal penalties.

     2. Reports Must Reflect Material Correcting Adjustments. Section 401 of the Act requires that all periodic reports filed by public companies that are required to include GAAP financial statements must reflect all material correcting adjustments identified by the company's auditor.

     3. Management Assessment of Internal Controls. Section 404 of the Act directs the SEC to issue rules requiring the annual reports filed by public companies to include a statement that management is responsible for maintaining an adequate internal control structure and procedures for financial reporting and contain an assessment of the effectiveness of these controls and procedures. The company's external auditor also must attest to, and report on, management's assessment.(4)

     4. Additional Disclosure Requirements. By January 26, 2003, the SEC must issue final rules that require all quarterly and annual reports filed by public companies to disclose all material off-balance sheet transactions, arrangements, obligations and other relationships with unconsolidated entities or persons. In addition, by January 26, 2003, the SEC must issue final rules that prohibit public companies from including misleading pro forma financial information in their press releases, filings with the SEC or other public disclosures, and that require any pro forma information included in such documents to be reconciled with the company's GAAP financial statements. Section 409 of the Act also authorizes the SEC to issue additional rules requiring public companies to disclose material changes in their financial condition or operations to the public on a rapid and current basis.

Other Provisions Affecting Public Banking Organizations
-------------------------------------------------------
     The Act contains a variety of other provisions affecting public companies and their officers, directors, and auditors. Some of these provisions are self-executing, i.e., they are or will become effective without the adoption of implementing regulations. These include a requirement that CEOs and CFOs of public companies reimburse their company for specified types of compensation and profits if the company is forced to restate its financial statements as a result of misconduct (Section 304), and a provision prohibiting executive officers and directors of public companies from purchasing or selling equity securities of the company acquired in connection with their service as an officer or director during any "blackout period" involving the security (Section 306(a)).(5)

     The SEC also has already adopted rules implementing (i) Section 403, which accelerated the timeframe for officers, directors and significant shareholders of a public company to disclose any purchases or sales of the company's equity securities; (ii) Section 303, which prohibits officers and directors of a public company from fraudulently coercing or misleading the company's auditors for the purpose of creating materially misleading financial statements; (iii) Section 406 which requires public companies to disclose whether the company has adopted a code of ethics for their senior financial officers and, if not, the reasons why not; and (iv) Section 407, which requires public companies to disclose whether the company's audit committee includes a "financial expert" and, if not, the reasons why not.

Web Site Access to WesBanco's Filings with the Securities and
-------------------------------------------------------------
Exchange Commission
-------------------
      All of WesBanco's electronic filings for 2002, filed with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section
13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco's web site, www.wesbanco.com, through the Investor Relations link as soon as reasonably practicable after

--------------------------------------------
(4) The requirements of Section 404 closely mirror those established by
Section 112 of the Federal Deposit Insurance Corporation Improvement Act (12 U.S.C. 1831m) and Part 363 of the FDIC's regulations, which include internal control, management assertion and accountant attestation requirements for insured depository institutions with total assets of $500 million or more.
(5) Section 304 became effective on July 30, 2002, while Section 306(a) became effective January 26, 2003.


WesBanco files such material with, or furnishes it to, the SEC.
WesBanco's SEC filings are also available through the SEC's web site at www.sec.gov.

Item 2.  Properties
-------------------
     The Registrant's subsidiaries generally own their respective offices, related facilities and unimproved real property that is held for future expansion. As of December 31, 2002, WesBanco operated 72 banking offices in West Virginia, Central and Eastern Ohio and Western Pennsylvania, of which 57 are owned and 15 are operated under long-term leases. These leases expire at various dates through April 2010 and include options to renew.
     The main office of the Registrant is located at One Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Bank, Inc.
The building contains approximately 100,000 square feet and serves as the main office for both WesBanco's community banking segment and the trust and investment services segment. During 1998, an office building located adjacent to the main office was acquired by WesBanco Properties, Inc., an affiliate of WesBanco. WesBanco Bank, Inc.
currently occupies approximately one half of the office space available, with the remaining portion leased to unrelated businesses.
     The consolidated investment in net bank premises and equipment at December 31, 2002 was $55.7 million compared to $50.3 million at December 31, 2001.
     At various building locations, WesBanco provides commercial office space and will continue to look for opportunities to rent office space to unrelated businesses. Rental income totaled $0.6 million for 2002 compared to $0.7 million for 2001. For additional disclosures related to WesBanco's properties and other fixed assets, see "Note 5: Premises and Equipment" on page E-11 of Exhibit 13 incorporated herein by reference.

Item 3.  Legal Proceedings
--------------------------
     On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American
Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), presently pending in the United States District Court for the Northern District of West Virginia. WesBanco has essentially become the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago.
The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil
Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September
22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 District Court Order.
The purported class of plaintiffs now assert that they are not bound by the 1995 District Court Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.
     On August 1, 2002, the Corporation was named in a lawsuit filed by a former loan customer of the Corporation's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. The Corporation's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc., et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. The Corporation's banking subsidiary did make a loan to the plaintiff's company which became delinquent and the bank did recover a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against the Corporation's banking subsidiary. The case is currently in its discovery phase. The broad and sweeping nature of the alleged conduct makes it difficult to assess the substance of the Complaint. The bank intends to vigorously defend the suit and believes that there is no merit to the allegations of the Complaint.
     WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None

                           PART II

Item 5.  Market for the Registrant's Common Equity and Related
--------------------------------------------------------------
         Shareholder Matters
         -------------------
     WesBanco's common stock is quoted on The NASDAQ Stock Market ("NASDAQ"), with a trading symbol of WSBC. The approximate number of holders of WesBanco's $2.0833 par value common stock as of December 31, 2002 was 6,528. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco's KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

Quarterly price information, reflecting high and low sales prices as reported by NASDAQ and quarterly dividends per share for 2002 and 2001 are as presented below:



                                2002                         2001
                       -----------------------      -----------------------
                                      Dividend                     Dividend
                       High     Low   Declared       High    Low   Declared
                      ------------------------      -----------------------
Fourth quarter         $26.00  $19.32   $.235       $23.61  $18.10   $.230
Third quarter           25.00   19.66    .235        27.75   19.50    .230
Second quarter          25.52   22.35    .235        26.00   18.31    .230
First quarter           24.00   19.99    .230        24.50   17.00    .230
===========================================================================

     WesBanco assumed $12.65 million in Trust Preferred Securities through the American Bancorporation acquisition. These securities are registered on NASDAQ, with a trading symbol WSBCP. For additional disclosures relating to WesBanco's Trust Preferred Securities, see "Note 10: Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Debentures of the Corporation" on page E-13 of Exhibit 13 incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------
     Selected financial data is set forth under the heading "Table 1. Five Year Selected Financial Summary" on page E-26 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------
     Discussion of the Corporation's financial position and results of operations is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-25 through E-41 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
     Discussion of the Corporation's Quantitative and Qualitative Disclosures About Market Risk is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-39 through E-41 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
     The "Consolidated Financial Statements," the "Notes to Consolidated Financial Statements," "Management's Responsibility for Financial Statements", the "Report of Ernst & Young LLP, Independent Auditors" and the "Condensed Quarterly Statement of Income" are set forth on pages E-2 through E-24 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
         and Financial Disclosure
         ------------------------
     None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     Information relating to the principal occupations of directors of WesBanco, their ages, directorships in other companies and respective terms of office is set forth under the heading "Election of Directors" and "Continuing Directors" in the Proxy Statement and is incorporated by reference.
     Information relating to executive officers of WesBanco is set forth under the heading "Executive Officers of the Corporation" in the Proxy Statement and is incorporated by reference.
     Information relating to late filings is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference.

Item 11.  Executive Compensation
--------------------------------
     Information relating to compensation of directors and executive officers is set forth under the heading "Compensation of Executive Officers" in the Proxy Statement and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     Information relating to the beneficial ownership of WesBanco's common stock by all directors, each executive officer named in the "Summary Compensation Table" of the Proxy and all executive officers and directors as a group is set forth under the heading "Ownership of Securities by Directors, Nominees and Officers" in the Proxy and is incorporated by reference.

                  Equity Compensation Plan Information
                  ------------------------------------
                  Number of securities  Weighted average  Number of securities
                   to be issued upon     exercise price   remaining for future
                     exercise of         of outstanding   issuance under equity
Plan Category     outstanding options       options        compensation plans
------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders        417,419           $ 22.99              581,189
------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders      None                None                None
------------------------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     Information relating to transactions and relationships with certain directors and executive officers of WesBanco is set forth under the heading "Transactions with Directors and Officers" in the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under "Note 18:
Transactions with Related Parties" on page E-20 of Exhibit 13 incorporated herein by reference in this Form 10-K.

Item 14. - Controls and Procedures
----------------------------------
     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of WesBanco's management, including the CEO and CFO, of the effectiveness of the design and operation of WesBanco's disclosure controls and procedures. Based on that evaluation, WesBanco's management, including the CEO and CFO, concluded that WesBanco's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in WesBanco's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


                                PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
  (a) Certain documents filed as part of the Form 10-K
  ----------------------------------------------------

                                                                  Page No.
                                                                  --------
   (1) Financial Statements
   ------------------------
     The following consolidated financial statements and report of independent auditors of WesBanco of the Annual Report to Shareholders are incorporated herein by reference:

       Consolidated Balance Sheets as of December 31, 2002
          and 2001                                                 E-2

       Consolidated Statements of Income for the years ended
          December 31, 2002, 2001 and 2000                         E-3

       Consolidated Statements of Changes in Shareholders' Equity
          for the years ended December 31, 2002, 2001 and 2000     E-4

       Consolidated Statements of Cash Flows for the years ended
          December 31, 2002, 2001 and 2000                         E-5

       Notes to Consolidated Financial Statements                  E-6 - E-22

       Management's Responsibility for Financial Statements        E-23

       Report of Ernst & Young LLP, Independent Auditors           E-23

       Condensed Quarterly Statement of Income                     E-24

   (2) Financial Statement Schedules
   ---------------------------------
     No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

   (3) Exhibit Listing
   -------------------
     Exhibits listed on the Exhibit Index on page E-1 of this Form 10- K are filed herein or are incorporated by reference.


  (b) Reports on Form 8-K
  -----------------------
     The following reports on Form 8-K were filed by the registrant subsequent to September 30, 2002:

     Current Report on Form 8-K dated January 23, 2003 and filed January 29, 2003, Items 5 and 7.


                           SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2003.

                                    WESBANCO, INC.

                                    By: /s/ Paul M. Limbert
                                        _______________________________
                                        Paul M. Limbert
                                        President and Chief Executive Officer

                                    By: /s/ Robert H. Young
                                    	_______________________________
                                        Robert H. Young
                                        Executive Vice President and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 24, 2003.

                                    By: /s/ James C. Gardill
                                        _______________________________
                                        James C. Gardill
                                        Chairman of the Board

     The Directors of WesBanco (listed below) executed a power of attorney appointing James C. Gardill their attorney-in-fact, empowering him to sign this report on their behalf.

                                    By: /s/ James C. Gardill
                                        _______________________________
                                        James C. Gardill
                                        Attorney-in-fact



James E. Altmeyer               Roland L. Hobbs
Ray A. Byrd                     John W. Kepner
R. Peterson Chalfant            Jay T. McCamic
John H. Cheffy                  William E. Mildren, Jr.
Christopher V. Criss            Joan C. Stamp
James D. Entress                Carter W. Strauss
Abigail M. Feinknopf            Reed J. Tanner
Ernest S. Fragale               Robert K. Tebay
James C. Gardill                William E. Witschey
Edward M. George


                               CERTIFICATION

I, Paul M. Limbert, certify that:

1. I have reviewed this annual report on Form 10-K of WesBanco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 24, 2003              /s/ Paul M. Limbert
                                    ______________________________
                                    Paul M. Limbert
                                    President and Chief Executive Officer


                            CERTIFICATION


I, Robert H. Young, certify that:

1. I have reviewed this annual report on Form 10-K of WesBanco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 24, 2003               /s/ Robert H. Young
                                     ______________________________
                                     Robert H. Young
                                     Executive Vice President and Chief
                                     Financial Officer



                              EXHIBIT INDEX

Exhibit
Number                           Document                              Page No.
-------                          --------                              --------
  3.1         Restated Articles of Incorporation of WesBanco, Inc.(2)
  3.2         Articles of Amendment to the Articles of Incorporation
                 of WesBanco , Inc. (7)
  3.3         Bylaws of WesBanco, Inc. (As Amended and Restated
                 August 22, 2002) (13)
  4.1         Specimen Certificate of WesBanco, Inc. Common Stock (3)
 10.1         Directors' Deferred Compensation Plan (2)
 10.2         Key Executive Incentive Bonus and Option Plan (5)
 10.3         Employment Agreements (4),(6)
 10.4         Employment Continuity Agreement (8)
 10.5         Executive Supplemental Income Agreement (10)
 10.6         Form of Change in Control Agreement by and between
                 WesBanco, Inc., WesBanco Bank, Inc.,  and Paul M.
                 Limbert, Jerome B. Schmitt, John W. Moore, Kristine N.
                 Molnar and  Robert H. Young (9)
 10.7         Form of Salary Continuation Agreement by and between
                 WesBanco, Inc., WesBanco Bank, Inc., and Paul M.
                 Limbert, Jerome B. Schmitt, John W. Moore, Kristine
                 N. Molnar, Peter W. Jaworski and Edward M. George (10)
 10.8         Second Amended Severance Plan Clarification Agreement,
                 dated February 26, 2002, by and between
                 American Bancorporation, Jeremy C. McCamic and
                 WesBanco, Inc. (11)
 10.9         Second Amended Consulting Agreement, dated February 26,
                 2002, by and between WesBanco, Inc. and Jeremy C.
                 McCamic (11)
 10.10        Employment Agreement, dated November 30, 2001, by and
                 between  WesBanco Bank, Inc., WesBanco, Inc. and
                 Brent E. Richmond (1)
 10.11        Employment Agreement, dated June 30, 2001, by and
                 between WesBanco Bank, Inc., Robert H. Young and
                 WesBanco, Inc. (11)
 10.12        Stock Option Amendment Agreement, dated May 31, 2002,
                 by and between WesBanco, Inc. and  Dennis P.Yaeger (12)
 10.13        Separation Agreement and Release and Waiver of Claims,
                 dated May 2, 2002, by and between WesBanco, Inc.
                 and Dennis P. Yaeger (12)
 11           Computation of Earnings Per Share (14)
 13           Annual Report to Shareholders (except for those portions
                 expressly incorporated by reference herein, this
                 report is not "filed" as part of this Report on
                 Form 10-K.) *                                          E- 2
 21           Subsidiaries of the Registrant *                          E-42
 22           Proxy Statement for the Annual Shareholders' Meeting
                 to be held April 16, 2003  (15)
 23           Consent of Ernst & Young LLP *                            E-43
 24           Power of Attorney *                                       E-44
 99.1         Certification Pursuant to 18 U.S.C. Section 1350 *        E-45
 99.2         Certification Pursuant to 18 U.S.C. Section 1350 *        E-46

 *Filed within

Notes to Exhibit Listing:
------------------------
(1) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.
(2) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.
(3) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.
(4) Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with the Securities and Exchange Commission on November 30,1993.
(5) Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.
(6) Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.
(7) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.
(8) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.
(9) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 15, 1999.
(10) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.
(11) Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.
(12) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2002.
(13) Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2002.
(14) Computation of earnings per share can be clearly determined from the material contained in Exhibit 13, page E - 3. Primary and fully diluted earnings per share are the same for all years presented.
(15) Incorporated by reference to Schedule 14A Definitive Proxy Statement filed by the Registrant with the Securities and Exchange Commission on March 13, 2003.

                                 E - 1