Form 10-Q
period 2003-03-31
WESBANCO INC
filed 2003-05-14
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003
               ---------------------------------------------

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                      Commission File Number 0-8467
                                             ------

                               WESBANCO, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        West Virginia                                55-0571723
------------------------------          -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

  1 Bank Plaza, Wheeling, WV                           26003
----------------------------------------             ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                         ---        ---
Indicate by check mark whether the Registrant is an accelerated filer as
defined by Rule 12b-2 of the Exchange Act.    Yes  X     No
                                                  ---      ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
WesBanco had 20,181,516 shares outstanding at April 30, 2003.



                                WESBANCO, INC.
                              TABLE OF CONTENTS
                              -----------------

ITEM #                            ITEM                               PAGE NO.
------                            ----                               --------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
  1          Financial Statements and Accompanying Notes              3 - 11

  2          Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     12 - 23

  3          Quantitative and Qualitative Disclosures About
             Market Risk                                             23 - 24

  4          Controls and Procedures                                 24

                        PART II - OTHER INFORMATION
                        ---------------------------

  1          Legal Proceedings                                       24 - 25

  2          Changes in Securities and Use of Proceeds               25

  3          Defaults Upon Senior Securities                         25

  4          Submission of Matters to a Vote of Security Holders     26

  5          Other Information                                       26

  6 (a)      Exhibits                                                26

  6 (b)      Reports on Form 8-K                                     26


  Signatures                                                         27

  Certification Pursuant to Section 302 of the Sarbanes-Oxley
  Act of 2002                                                        28 - 29

  Exhibits                                                          E-1 - E-2



PART I - FINANCIAL INFORMATION
------------------------------

Item 1. - Financial Statements
------------------------------
     Consolidated Balance Sheets at March 31, 2003 and December 31, 2002, and Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 are set forth on the following pages.
     On March 1, 2002, WesBanco, Inc. ("WesBanco") completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc. As of the date of the acquisition, American had total assets of approximately $678 million that represented 28% of WesBanco's pre-acquisition total assets.
     In the opinion of the management of WesBanco, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of what results may be attained for the entire year.
     For further information, refer to the 2002 Annual Report to Shareholders, which includes consolidated financial statements and footnotes thereto and WesBanco's Annual Report on Form 10-K for the year ended December 31, 2002.

                           WESBANCO, INC.
                    CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
(dollars in thousands, except par value amount)

                                                   March 31,   December 31,
                                                     2003         2002
                                                  -----------  ------------
                                                  (Unaudited)
ASSETS
Cash and due from banks                           $   98,568     $   80,101
Due from banks - interest bearing                      1,138            984
Federal funds sold                                    20,000            ---
Securities:
  Held to maturity (fair values of $490,098 and
    $514,735, respectively)                          473,326        499,161
  Available for sale, carried at fair value          732,653        694,735
                                                  ----------     ----------
    Total securities                               1,205,979      1,193,896
                                                  ----------     ----------
Loans, net of unearned income                      1,825,390      1,820,885
Allowance for loan losses                            (25,516)       (25,080)
                                                  ----------     ----------
    Net loans                                      1,799,874      1,795,805
                                                  ----------     ----------
Premises and equipment, net                           55,475         55,725
Accrued interest receivable                           19,724         20,024
Goodwill                                              49,520         49,520
Core deposit intangible, net                           9,017          9,310
Other assets                                          97,132         91,866
                                                  ----------     ----------
Total Assets                                      $3,356,427     $3,297,231
                                                  ==========     ==========

LIABILITIES
Deposits:
  Non-interest bearing demand                     $  304,530     $  301,262
  Interest bearing demand                            280,612        276,131
  Money market accounts                              522,938        508,062
  Savings deposits                                   361,504        357,290
  Certificates of deposit                            985,956        957,211
                                                  ----------     ----------
    Total deposits                                 2,455,540      2,399,956
                                                  ----------     ----------
Federal Home Loan Bank borrowings                    342,666        343,324
Other borrowings                                     170,050        175,634
Accrued interest payable                               7,419          7,939
Other liabilities                                     47,089         32,557
Company obligated mandatory redeemable capital
  securities of subsidiary trusts holding solely
  debentures of the Corporation                       12,650         12,650
                                                  ----------     ----------
Total Liabilities                                  3,035,414      2,972,060
                                                  ----------     ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                    ---            ---
Common stock ($2.0833 par value; 50,000,000
  shares authorized; 21,319,348  shares issued)       44,415         44,415
Capital surplus                                       52,868         52,855
Retained earnings                                    250,169        246,148
Treasury stock (1,117,270 and 857,603 shares,
  respectively, at cost)                             (26,679)       (20,482)
Accumulated other comprehensive income                 2,310          4,305
Deferred benefits for directors and employees         (2,070)        (2,070)
                                                  ----------     ----------
Total Shareholders' Equity                           321,013        325,171
                                                  ----------     ----------
Total Liabilities and Shareholders' Equity        $3,356,427     $3,297,231
                                                  ==========     ==========

See Notes to Consolidated Financial Statements.

                               WESBANCO, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                   For the Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2003         2002
INTEREST INCOME                                     -----------   -----------
  Loans, including fees                              $   28,747    $   30,016
  Securities:
    Taxable                                               8,597         7,575
    Tax-exempt                                            4,464         3,142
                                                     ----------    ----------
       Total interest on securities                      13,061        10,717
                                                     ----------    ----------
  Federal funds sold                                         97           136
                                                     ----------    ----------
       Total interest income                             41,905        40,869
                                                     ----------    ----------

INTEREST EXPENSE
  Interest bearing demand deposits                          305           466
  Money market accounts                                   2,898         3,097
  Savings deposits                                          694           816
  Certificates of deposit                                 8,716         9,503
                                                     ----------    ----------
       Total interest on deposits                        12,613        13,882
  Federal Home Loan Bank borrowings                       4,073         2,092
  Other borrowings                                          377           644
                                                     ----------    ----------
       Total interest expense                            17,063        16,618
                                                     ----------    ----------
Net interest income                                      24,842        24,251
  Provision for loan losses                               1,980         2,239
                                                     ----------    ----------
Net interest income after provision for loan losses      22,862        22,012
                                                     ----------    ----------
NON-INTEREST INCOME
  Trust fees                                              2,982         3,115
  Service charges on deposits                             2,696         2,291
  Other income                                            1,563           524
  Net securities gains                                    1,006         1,174
                                                     ----------    ----------
       Total non-interest income                          8,247         7,104
                                                     ----------    ----------
NON-INTEREST EXPENSE
  Salaries and wages                                      7,960         7,286
  Employee benefits                                       2,481         1,811
  Net occupancy                                           1,491         1,102
  Equipment                                               1,818         1,383
  Other operating                                         6,213         5,129
  Merger-related expenses                                    92         1,066
                                                     ----------    ----------
       Total non-interest expense                        20,055        17,777
                                                     ----------    ----------
Income before provision for income taxes                 11,054        11,339
  Provision for income taxes                              2,165         3,271
                                                     ----------    ----------
Net Income                                           $    8,889    $    8,068
                                                     ==========    ==========

Earnings per share                                   $     0.44    $     0.42

Average shares outstanding                           20,366,287    19,016,622

Dividends per share                                  $     0.24    $     0.23


See Notes to Consolidated Financial Statements.


                             WESBANCO, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)


                                                                                  Accumulated     Deferred
                                  Common Stock                                       Other        Benefits for
                             ---------------------  Capital   Retained  Treasury  Comprehensive   Directors &
                               Shares      Amount   Surplus   Earnings    Stock    Income/(Loss)  Employees      Total
------------------------------------------------------------------------------------------------------------------------
December 31, 2001            17,854,497    $43,742  $58,663   $230,924  $ (76,183) $   3,560       $( 2,505)   $ 258,201
------------------------------------------------------------------------------------------------------------------------

Net income                                                       8,068                                             8,068
Change in accumulated
  other comprehensive income                                                          (4,129)                     (4,129)
                                                                                                                  -------
    Comprehensive income                                                                                           3,939
Cash dividends:
  Common ($.23 per share)                                       (4,894)                                           (4,894)
Treasury shares purchased -
  net of sales                  (12,879)               (226)                 (108)                                  (334)
Stock issued for acquisition  3,441,888        673   (5,638)               75,488                                 70,523
Deferred benefits for
  directors - net                                                                                       (18)         (18)
------------------------------------------------------------------------------------------------------------------------
March 31, 2002               21,283,506    $44,415  $52,799   $234,098   $   (803) $    (569)      $ (2,523)   $ 327,417
========================================================================================================================
------------------------------------------------------------------------------------------------------------------------
December 31, 2002            20,461,745    $44,415  $52,855   $246,148   $(20,482) $   4,305       $ (2,070)   $ 325,171
------------------------------------------------------------------------------------------------------------------------

Net income                                                       8,889                                             8,889
Change in accumulated
  other comprehensive income                                                          (1,995)                     (1,995)
                                                                                                                  ------
    Comprehensive income                                                                                           6,894
Cash dividends:
  Common ($.24 per share)                                       (4,868)                                           (4,868)
Treasury shares purchased -
  net of sales                 (259,667)                 13                (6,197)                                (6,184)
Deferred benefits for
  directors - net                                                                                       ---          ---
------------------------------------------------------------------------------------------------------------------------
March 31, 2003               20,202,078    $44,415  $52,868   $250,169   $(26,679) $   2,310       $ (2,070)   $ 321,013
========================================================================================================================

See Notes to Consolidated Financial Statements.



                              WESBANCO, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands)
                                                   For the Three Months Ended
Increase in Cash and Cash Equivalents                      March 31,
-----------------------------------------------------------------------------
                                                            2003      2002
                                                         ---------  ---------
Cash Flows From Operating Activities:
Net income                                               $   8,889  $   8,068
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                             1,457      1,225
    Net amortization (accretion)                               565       (192)
    Provision for loan losses                                1,980      2,239
    Net gains on sales of securities                        (1,006)    (1,174)
    Gain on sale of loans-net                                 (150)      (178)
    Deferred income taxes                                     (106)       122
    Earnings on bank-owned life insurance                     (776)      (226)
    Loans originated for sale                              (10,215)   (12,426)
    Proceeds from the sale of loans originated for sale     10,080     16,653
    Other - net                                                 43        158
    Net change in:
       Interest receivable                                     300      1,096
       Other assets and other liabilities                   11,571      6,806
       Interest payable                                       (520)      (873)
                                                         ---------   --------
Net cash provided by operating activities                   22,112     21,298
                                                         ---------   --------

Cash Flows From Investing Activities:
    Securities held to maturity:
      Proceeds from maturities and calls                    30,680      7,625
      Payments for purchases                                (4,708)  (102,151)
    Securities available for sale:
      Proceeds from sales                                   48,786    141,139
      Proceeds from maturities and calls                   121,038     25,688
      Payments for purchases                              (211,111)   (67,315)
    Acquisition-net of cash                                    ---     24,464
    (Increase) decrease in net loans                        (6,339)    16,122
    Purchases of premises and equipment - net               (1,230)    (1,488)
                                                         ---------   --------
Net cash provided by (used in) investing activities        (22,884)    44,084
                                                         ---------   --------
Cash Flows From Financing Activities:
    Increase in deposits                                    56,149      2,038
    Increase (decrease) in Federal Home
      Loan Bank borrowings                                    (154)     4,495
    Decrease in other borrowings                            (5,584)   (37,800)
    Dividends paid                                          (4,834)    (4,113)
    Treasury shares purchased - net of sales                (6,184)      (334)
    Other                                                      ---        (17)
                                                         ---------   --------
Net cash provided by (used in) financing activities         39,393    (35,731)
                                                         ---------   --------

Net increase  in cash and cash equivalents                  38,621     29,651
Cash and cash equivalents at beginning of period            81,085     82,275
                                                         ---------  ---------
Cash and cash equivalents at end of period               $ 119,706  $ 111,926
                                                         =========  =========

Supplemental Disclosures:
Interest paid on deposits and other borrowings           $  17,582  $  17,491
Income taxes paid                                              200        ---

Summary of business acquisition:
   Fair value of assets acquired                               ---  $ 684,389
   Stock issued for the purchase of American
      Bancorporation common stock                              ---    (70,523)
   Fair value of liabilities assumed                           ---   (644,509)
                                                         ---------  ---------
Goodwill recognized                                            ---  $ (30,643)
                                                         =========  =========
See Notes to Consolidated Financial Statements.

                              WESBANCO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
Note 1 - Accounting Policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United
States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.
The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2002 Annual Report of WesBanco, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at March 31, 2003. The reclassifications had no effect on net income.
Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one day periods.
Earnings per share: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.
New accounting standards: In November 2002, the Financial
Accounting Standards Board ("FASB") issued Interpretation ("FIN")
No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of
Others." FIN No. 45 requires a guarantor to make additional disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December
31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial condition, results of operations or cash flows.
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the "primary beneficiary" of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January
31, 2003 and apply to

previously established entities in the first interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management does not expect that the adoption of FIN No. 46 will have a significant impact on the Company's financial position or results of operations.
     In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", to SFAS No. 123, "Accounting for Stock-
Based Compensation" fair value method of accounting, if a company so elects. This statement is effective for fiscal years ending after December 15, 2002.
     At March 31, 2003, WesBanco has a stock-based option plan. WesBanco accounted for this plan under the recognition and measurement principles of APB Opinion No. 25.
     The following table illustrates the pro forma net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

(Unaudited, dollars in thousands, except per share amounts)

                                                  For the Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                      2003          2002
                                                  -----------   ------------
Net income as reported                               $  8,889      $  8,068
Stock based employee compensation expense under
   the fair value based method - net of tax              (132)         (147)
                                                     --------      --------
Pro forma net income                                 $  8,757      $  7,921
                                                     ========      ========

Earnings per share as reported                       $   0.44      $   0.42
Pro forma earnings per share                         $   0.43      $   0.42


Note 2 - Completed Business Combination
---------------------------------------
     On March 1, 2002, WesBanco completed the acquisition of American and the merger of American's affiliate, Wheeling National Bank, Wheeling, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc. Under the terms of the transaction, WesBanco exchanged 1.1 shares of WesBanco common stock for each share of American common stock. A total of 3,441,888 shares of WesBanco common stock valued at $70.5 million were issued to fund the transaction. The transaction was accounted for using the purchase method of accounting. As of the acquisition date, American had total assets of approximately $678 million, deposits of $466 million and stockholders' equity of $44 million.
     The following table presents pro forma combined results of operations of WesBanco and American as if the business combination had been completed as of the beginning of 2002.

(Unaudited, dollars in thousands, except per share amounts)

                                            For the Three Months Ended
                                                    March 31,
                                            --------------------------
                                                2003          2002
                                            -----------    -----------
Net interest income                           $  24,842      $  27,744
Net income                                        8,889          8,071
Earnings per share                                 0.44           0.38


Note 3 - Business Segments
--------------------------
     WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco's community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets under management of the trust and investment services segment was approximately $2.3 billion at March 31, 2003, compared to $2.8 billion at March 31, 2002 and $2.3 billion at December 31, 2002. These assets are held by WesBanco's affiliate, WesBanco Bank, Inc. in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco's Consolidated Balance Sheet.

The following table provides selected financial information for the segments of WesBanco:


(Unaudited, dollars in thousands)
                                                      Trust &
                                          Community  Investment
                                           Banking    Services   Consolidated
                                          -----------------------------------
For the three months ended March 31, 2003:
  Net interest income                     $  24,842        ---    $   24,842
  Provision for loan losses                   1,980        ---         1,980
  Non-interest income                         5,265   $  2,982         8,247
  Non-interest expense                       18,100      1,955        20,055
  Provision for income taxes                  1,754        411         2,165
  Net income                                  8,273        616         8,889


For the three months ended March 31, 2002:
  Net interest income                     $  24,251        ---    $   24,251
  Provision for loan losses                   2,239        ---         2,239
  Non-interest income                         3,989   $  3,115         7,104
  Non-interest expense                       16,067      1,710        17,777
  Provision for income taxes                  2,709        562         3,271
  Net income                                  7,225        843         8,068


Note 4 - Goodwill and Core Deposit Intangible
---------------------------------------------
     On January 1, 2002, WesBanco adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets, which have finite lives, continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.
     WesBanco's Consolidated Balanced Sheet reflects total goodwill assets of $49.5 million and $47.0 million as of March 31, 2003 and 2002, respectively. In 2002, WesBanco capitalized $30.6 million in goodwill and $11.1 million in core deposit intangibles in connection with the American acquisition. Under the new accounting standards, SFAS No. 141, "Business Combinations" and SFAS No. 142, a core deposit intangible is separated from goodwill and amortized over its remaining useful life. Amortization of the American core deposit intangible has a weighted average remaining useful life of 8 years. Amortization expense of the core deposit intangible was $0.3 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively. The remaining goodwill intangible is not subject to amortization but instead is evaluated annually for possible impairment.

Core deposit intangible amortization for each of the next five years is as follows:

(unaudited, dollars in thousands)

                          Year                Amount
                    -----------------      -------------
                    Remainder of 2003         $  1,007
                          2004                   1,256
                          2005                   1,042
                          2006                     878
                          2007                     742


Note 5 - Other Comprehensive Income
-----------------------------------
    The changes in accumulated other comprehensive income are as follows:

(Unaudited, dollars in thousands)
                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------   -----------
Securities available for sale:
  Net fair value adjustment on securities
      available for sale                           $   (2,399)    $   (6,468)
  Net securities gains reclassified into earnings      (1,005)        (1,138)
                                                   -----------    -----------
                                                       (3,404)        (7,606)
                                                   -----------    -----------

Cash flow hedge derivatives:
  Net fair value adjustment on derivatives                154            799
  Net derivative gains reclassified into earnings         (48)           (57)
                                                   -----------    -----------
                                                          106            742
                                                   -----------    -----------
Net unrealized gain (loss)                             (3,298)        (6,864)
Tax effect                                              1,303          2,735
                                                   -----------    -----------
Change in accumulated other
    comprehensive income (loss)                    $   (1,995)    $   (4,129)
                                                   ===========    ===========


Item 2. - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of  Operations
----------------------
     The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
Forward looking statements: Forward-looking statements in this report relating to WesBanco's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with the company's most recent annual report filed with the Securities and Exchange
Commission on Form 10-K for the year ended December 31, 2002.
Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal
Reserve Board and Federal Deposit Insurance Corporation;
potential legislative and Federal and State regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting WesBanco's operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.
Critical accounting policies: WesBanco's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2003, have remained unchanged from the disclosures presented in WesBanco's Annual report on Form 10-K for the year ended December 31, 2002 under the section "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

                          Earnings Summary
                          ----------------
       Comparison of the Three Months Ended March 31, 2003 and 2002
       ------------------------------------------------------------
     WesBanco's net income for the first quarter of 2003 increased 10.2% to $8.9 million, compared to $8.1 million for the first quarter in 2002. Earnings per share increased 4.8% to $0.44, compared to $0.42 for the first quarter of 2002. The financial results include the March 1, 2002 acquisition of American. As of the acquisition date, American reported total assets of approximately $678 million, which represented 28% of WesBanco's pre-acquisition total assets. A total of 3,441,888 shares or 19% of pre-acquisition shares outstanding of WesBanco common stock were issued to fund the transaction.
     WesBanco's return on average assets was 1.09% for the first quarter ended March 31, 2003, compared to 1.21% in 2002, and return on average equity was 11.14% and 11.63%, respectively.


TABLE 1: AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                              Three Months Ended March 31,
                                        -------------------------------------
                                               2003               2002
                                        ------------------  -----------------
(Dollars in thousands)                  Average  Average    Average   Average
                                        Volume    Rate      Volume      Rate
                                        ------------------  -----------------
ASSETS
Loans, net of unearned income (1)       $1,816,433   6.42%  $1,648,221  7.39%
Securities: (2)
  Taxable                                  785,351   4.38      563,830  5.37
  Tax-exempt (3)                           371,797   7.39      255,405  7.57
                                        -----------------   ----------------
    Total securities                     1,157,148   5.35      819,235  6.06
Federal funds sold                          33,180   1.17       34,235  1.61
                                        -----------------   ----------------
    Total earning assets (3)             3,006,761   5.95%   2,501,691  6.87%
                                        -----------------   ----------------
Other assets                               286,997             194,152
                                        ----------          ----------
Total Assets                            $3,293,758          $2,695,843
                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits        $  276,748   0.45%  $  252,191  0.75%
Money market accounts                      514,607   2.28      422,517  2.97
Savings deposits                           358,244   0.79      300,311  1.10
Certificates of deposit                    972,013   3.64      846,988  4.55
                                        -----------------   ----------------
    Total interest bearing deposits      2,121,612   2.41    1,822,007  3.09
Other borrowings                           510,385   3.32      309,648  3.46
Company obligated mandatory redeemable
  capital securities of subsidiary
  trusts holding solely debentures
  of the Corporation                        12,650   8.70        4,357  8.56
                                        -----------------   ----------------
    Total interest bearing liabilities   2,644,647   2.62%   2,136,012  3.16%
                                        -----------------   ----------------
Non-interest bearing demand deposits       290,300             252,136
Other liabilities                           35,098              26,233
Shareholders' Equity                       323,713             281,462
                                        ----------          ----------
Total Liabilities and
   Shareholders' Equity                 $3,293,758          $2,695,843
                                        ==========          ==========
Taxable equivalent net yield on
  average earning assets (3)                         3.65%              4.18%
                                                   =======            =======

(1) Total loans are gross of allowance for loan losses, net of
unearned income and include loans held for sale.   Non-accrual
loans were included in the average volume for the entire period. Loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) Taxable equivalent basis is calculated on tax-exempt securities, using the federal statutory tax rate of 35% for each period presented.

TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND
INTEREST EXPENSE (1)


                                               Three Months Ended March 31,
                                                  2003 compared to 2002
(Dollars in thousands)                       --------------------------------
                                                                 Net Increase
                                              Volume     Rate     (Decrease)
                                             --------  ---------  -----------
Increase (decrease) in interest income:
  Loans, net of unearned income              $  2,497  $ (3,766)  $  (1,269)
  Taxable securities                            2,602    (1,580)      1,022
  Tax-exempt securities (1)                     2,076       (42)      2,034
  Federal funds sold                               (4)      (35)        (39)
                                             --------------------------------
    Total interest income change (1)            7,171    (5,423)      1,748
                                             --------------------------------

Increase (decrease) in interest expense:
  Interest bearing demand deposits                 42      (203)       (161)
  Money market accounts                           599      (798)       (199)
  Savings deposits                                139      (261)       (122)
  Certificates of deposit                       1,283    (2,070)       (787)
  Other borrowings                              1,780       (66)      1,714
                                             ------------------------------
    Total interest expense change               3,843    (3,398)        445
                                             ------------------------------
Taxable equivalent net interest
   income increase (decrease) (1)            $  3,328  $ (2,025)  $   1,303
                                             ==============================
Increase in taxable equivalent adjustment                               712
                                                                  ---------
Net interest income increase (1)                                  $     591
                                                                  =========
(1) Taxable equivalent basis is calculated on tax-exempt securities, using the federal statutory tax rate of 35% for each period presented.


                       Net Interest Income
                       -------------------
     Taxable equivalent net interest income, which is WesBanco's largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and borrowings). Taxable equivalent net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
     Taxable equivalent net interest income increased $1.3 million or 5.0%, compared to the first quarter in 2002. The increase in net interest income due to earning asset growth was partially offset by a decrease in the net interest margin to 3.65%, compared to 4.18% for the first quarter in 2002. The margin decrease resulted from a combination of factors, including the American acquisition with its lower overall net interest margin, commercial and mortgage loan refinancing at historically low interest rates, lower new loan demand, lower yields on investment security reinvestments and rate floors on deposit accounts which has caused rate compression between loan and deposit products. The net interest margin also decreased due to the purchase of an additional $40.0 million in bank owned life insurance at the end 2002, which is classified as an other asset with the related earnings included in other income. With interest rates at historical lows, WesBanco anticipates continued loan and security prepayments, which may result in an additional reduction in the net interest margin for the remainder of the year. Management actions may reduce the impact of this anticipated reduction by decreasing certain core deposit rates, expansion of home equity, residential mortgage and commercial loan volumes and the purchase of additional intermediate-term securities.
     Taxable equivalent interest income increased $1.7 million or 4.1% for the first quarter in 2003, compared to the first quarter in 2002. As shown in Tables 1 and 2, the yield on average earning assets for the first quarter of 2003 decreased 92 basis points to 5.95% from 6.87% in the first quarter of 2002. The decrease in the rates on average earning assets was partially offset by a $505.1 million or 20.2% volume increase in average earning assets for the first quarter in 2003, compared to the first quarter of 2002. The volume increases were primarily the result of the American acquisition, while the decrease in average yields was due to a general reduction in interest rates combined with a shift in asset mix from higher yielding loans into securities with lower yields.
     Interest expense increased $0.4 million or 2.7% for the first quarter in 2003, compared to the first quarter of 2002. As shown in Tables 1 and 2, the average rate paid on interest bearing liabilities for the first quarter in 2003 decreased 54 basis points to 2.62% from 3.16% in the first quarter in 2002. The interest bearing liabilities rate decrease was partially offset by a $508.6 million or 23.8% volume increase in average liabilities for the first quarter in 2003, compared to the first quarter in 2002. The volume increase was primarily the result of American, as well as increased marketing efforts to attract new deposit accounts.

                    Non-interest Income
                    -------------------
     Non-interest income, excluding net securities gains (losses), increased $1.3 million or 22.1% for the first quarter in 2003, compared to the first quarter in 2002. The increase related to growth in deposit activity fees, ATM and debit card interchange income and an increase in bank owned life insurance income as a result of a new investment of $40.0 million at year end 2002. Trust fees decreased $0.1 million or 4.3%, compared to the first quarter in 2002, primarily due to the continued decline in the equity markets somewhat offset by new account relationships. The market value of trust assets under management was $2.3 billion at March 31, 2003, compared to $2.8 billion at March 31, 2002 and $2.3 billion at December 31, 2002. Net securities gains decreased $0.2 million or 14.3%, compared to the first quarter in 2002. In the first quarter of 2003 WesBanco sold bonds that were rapidly prepaying in order to reposition the investment portfolio to take advantage of current market opportunities.

                       Non-interest Expense
                       --------------------
     Non-interest expense, excluding merger-related expenses, increased $3.3 million or 19.5%, compared to the first quarter in 2002. The increase was partially related to an increase in operational costs associated with the additional banking offices and related expenses acquired in the American transaction.
WesBanco also experienced a $1.3 million or 14.8% increase in salary and employee benefit costs due to a $0.7 million or 9.3% increase in salary expense and a $0.4 million or 208.1% increase in pension costs. Defined benefit pension expense for all of 2003 is expected to approximate $2.2 million, compared to $0.6 million for 2002. Other factors influencing non-interest expense for the first quarter of 2003 included a $0.2 million increase in consulting expenses due to several ongoing technology initiatives, a $0.2 million increase in marketing expenses as WesBanco promoted new loan and deposit products and a $0.4 million increase in occupancy expense due to certain branch renovations and maintenance expenses caused by the severe winter conditions. During the quarter, three branches were closed through consolidation with nearby locations, completing the WesBanco/American branch integration plan.
     Merger related expenses of $0.1 million were recorded in the first quarter of 2003, compared to $1.1 million in 2002, all of which related to the American acquisition.
     The efficiency ratio was 56.50% for the first quarter of 2003, compared to 53.79% for the first quarter of 2002.

                           Income Taxes
                           ------------
TABLE 3: Reconciliation of Income Tax Rates

                                                  For the Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                      2003          2002
                                                  -----------    -----------
Federal statutory tax rate                            35.0%         35.0%
Tax-exempt interest income, net of
   federal tax effect                                (13.7)         (9.2)
State income tax- net of federal tax effect            1.5           3.6
All other - net                                       (3.2)         (0.6)
                                                   -------       -------
Effective tax rate                                    19.6%         28.8%
                                                   =======       =======

     WesBanco's federal and state income tax expense decreased $1.1 million or 33.8%, compared to the first quarter in 2002.
The effective tax rate declined to 19.6% in the first quarter of 2003, compared to 28.8% for the first quarter in 2002. The decline in the effective tax rate resulted primarily from an increase of $1.3 million or 42.1% in tax-exempt investment income due to a $116.4 million or 45.6% increase in average tax-exempt investment securities for the first quarter of 2003, compared to the first quarter of 2002. The decline in the effective tax rate for the first quarter of 2003 was also due to an increase in tax-exempt income on bank owned life insurance, as well as the implementation of certain other income tax strategies.

                         Financial Condition
                         -------------------
     Total assets of WesBanco were $3.4 billion as of March 31, 2003, an increase of $59.2 million or 1.8%, compared to total assets as of December 31, 2002. The increases were primarily in the cash and due from banks, Federal Funds sold and investment securities areas as well as a slight increase in loans. Total liabilities of WesBanco were $3.0 billion as of March 31, 2003, an increase of $63.4 million or 2.1%, compared to December 31, 2002. The increase was primarily due to growth in money market accounts, savings accounts and certificates of deposit.

                                Securities
                                ----------
TABLE 4: Composition of Securities

                                                    March 31,   December 31,
                                                      2003         2002
(Dollars in thousands)                              ---------   -----------

Securities held to maturity (at amortized cost):
-----------------------------------------------
  U.S. Treasury and Federal Agency securities        $   69,144   $   86,144
  Obligations of states and political subdivisions      372,616      382,752
  Other securities                                       31,566       30,265
                                                     ----------   ----------
    Total securities held to maturity (fair value
     of $490,098 and $514,735, respectively)            473,326      499,161
                                                     ----------   ----------

Securities available for sale (at fair value):
----------------------------------------------
  U. S. Treasury and Federal Agency securities          364,913      362,694
  Obligations of states and political subdivisions        4,619        8,152
  Corporate securities                                    5,734       19,968
  Collateralized mortgage obligations                   134,729       43,280
  Mortgage-backed and other securities                  222,658      260,641
                                                     ----------   ----------
    Total securities available for sale (amortized
      cost of $718,912 and $677,590, respectively)      732,653      694,735
                                                     ----------   ----------
       Total securities                              $1,205,979   $1,193,896
                                                     ==========   ==========

     Total investment securities increased $12.1 million or 1.0% at March 31, 2003, compared to December 31, 2002. The increase in investment securities was primarily due to increased liquidity as core deposits grew, coupled with a decrease in mortgage and consumer loans. At March 31, 2003 the average yield of the available for sale portfolio was 4.51% with a weighted average life of 2.0 years, compared to 4.94% and 2.2 years at December
31, 2002. For the same period, the average yield of the held to maturity portfolio was 6.41% with a weighted average life of 4.8 years, compared to 6.30% and 5.0 years at December 31, 2002. At March 31, 2003, the total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, were 0.82% and 1.70%, respectively. Total premium on the investment portfolio, which relates primarily to the collateralized mortgage obligations and mortgage-backed securities in the investment portfolio, is subject to increased amortization in times of accelerated prepayments. Total discount on the investment portfolio relates primarily to the obligations of states and political subdivisions and is accreted into income over the life of the securities. Cash flows from maturities and calls on the held to maturity and available for sale investment portfolio totaled $151.7 million for the first quarter of 2003, compared to $33.3 million for the same period in 2002. WesBanco has primarily replaced the called and sold securities with lower yielding, intermediate term collateralized mortgage obligations and mortgage-backed securities with average durations approximating four to five years and yields approximating 125 to 175 basis points lower than the assets they replaced. As a result, the portfolio's yield for the first quarter of 2003 decreased to a tax equivalent yield of 5.35% from last year's
6.06% and the fourth quarter's 5.51%. Cash flows on the investment portfolio are projected to be higher throughout 2003 due to the current low interest rates and the shorter duration of the portfolio as compared to the prior year.
     Unrealized pre-tax gains/losses on available for sale securities (fair value adjustments) reflected a $13.7 million market gain as of March 31, 2003 compared to a $17.1 million market gain as of December 31, 2002. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco can impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities classified as available for sale. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.


                        Loans and Credit Risk
                        ---------------------
TABLE 5: Composition of Loans

                                             Percent                 Percent
                                  March 31,     of      December 31,   of
                                    2003      Total        2002       Total
(Dollars in thousands)          ---------------------   ---------------------

  Commercial                      $   312,396   17.1%    $   306,071    16.8%
  Commercial real estate              530,721   29.1         504,902    27.7
  Residential real estate             568,721   31.1         573,819    31.5
  Home equity                         116,190    6.4         117,964     6.5
  Consumer                            297,362   16.3         318,129    17.5
                                  -------------------    --------------------
  Loans, net of unearned income   $ 1,825,390  100.0%    $ 1,820,885   100.0%
                                  ===================    ====================

     Total loans increased $4.5 million or 0.2% at March 31, 2003, compared to December 31, 2002. This increase reflects the net effect of a $6.3 million or 2.1% increase in commercial loans and a $25.8 million or 5.1% increase in commercial real estate loans, which were offset by declines of $20.8 million or 6.5% in consumer loans, $5.1 million or 0.9% in residential real estate loans and $1.8 million or 1.5% in home equity lines of credit. The increase in commercial loans is the result of expanding customer relationships and improved penetration in certain WesBanco markets. The increase in commercial real estate loans reflects continued demand for commercial real estate loans despite general weakness in the economy. The decrease in consumer loans resulted from an anticipated reduction in indirect automobile lending caused by increased competition from automobile manufacturing finance companies offering low or zero interest rate loans primarily in the new car segment and management initiatives with respect to credit risk and profitability of indirect lending. The decline in residential real estate loans reflects increased prepayments of both higher fixed rate and adjustable rate mortgages as customers sought to lock in lower fixed rates in the current interest rate environment. The decrease in home equity lines of credit is largely due to seasonal fluctuations in customers' usage of available lines.
     Off-balance sheet loan commitments consist of available balances under lines of credit and letters of credit. These commitments to extend credit were $307.3 million at March 31, 2003 compared to $291.1 million at December 31, 2002. Commercial lines of credit and standby letters of credit are generally renewable or may be cancelled annually.

Loan commitments that are available beyond one year consist of home equity and other personal lines of credit, certain real estate construction loans, and other commercial lines of credit. Loan commitments, regardless of the duration of availability, are cancelable by WesBanco under certain circumstances.


TABLE 6: Non-performing Assets and Loans Past Due 90 Days or More

                                                   March 31,    December 31,
(Dollars in thousands)                               2003           2002
                                                  -----------   -----------
  Non-accrual loans                               $    10,846    $    7,480
  Renegotiated loans                                      665         2,646
                                                  -----------   -----------
     Total non-performing loans                        11,511        10,126
  Other real estate owned and repossessed assets        4,659         4,213
                                                  -----------   -----------
     Total non-performing assets                  $    16,170    $   14,339
                                                  ===========   ===========

  Loans past due 90 days or more                  $     8,892    $   12,105
                                                  ===========   ===========
Non-performing loans as a percentage of
   total loans                                          0.63%         0.56%
Non-performing assets as a percentage of
   total assets                                         0.48%         0.43%
Non-performing assets as a percentage of
    total loans, other real estate
    owned and repossessed assets                        0.88%         0.79%
Non-performing loans and loans 90 days or
    more past due as a percentage of total loans        1.12%         1.22%



     Non-performing loans increased $1.4 million or 13.7%, compared to December 31, 2002, primarily due to economic factors in WesBanco's regional markets. However, loans past due 90 days or more decreased $3.2 million or 26.5%, compared to December 31, 2002, as a result of increased collection efforts on loans that did not migrate to a non-performing status and focused efforts to reduce past due consumer loans. Non-performing loans as a percentage of total loans were 0.63% at March 31, 2003, compared to 0.56% at December 31, 2002.
     WesBanco also categorizes certain other commercial loans as impaired under SFAS 114. Such impaired loans at March 31, 2003 were $11.4 million compared to $11.3 million at December 31, 2002. This amount was relatively unchanged, as the rate at which loans have exhibited impaired characteristics has slowed compared to the deterioration of credits experienced throughout 2002.
     WesBanco monitors the overall quality of its loan portfolio and off-balance sheet commitments through various methods. Subsequent to loan origination, the process used to measure and monitor credit risk depends on the type of loan. Monitoring the level and trend of delinquent loans is a basic practice for all loan types. Credit risk in the personal loan and residential real estate portfolios is also managed by monitoring market conditions that may impact groups of borrowers or collateral values. Credit risk in the commercial loan portfolio is also managed by monitoring the portfolio for potential concentrations of credit and monitoring each borrower's compliance with applicable loan covenants. Credit risk is also monitored by an independent loan review function which performs among other procedures, reviews of large commercial loans within 90 days of origination, periodic reviews of commercial loan relationships and consumer loan credit quality trends, charge-offs and compliance with underwriting guidelines. Underwriting standards are adjusted when appropriate.

TABLE 7: Allowance for Loan Losses

  (Dollars in thousands)
                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      2003             2002
                                                   ------------   -----------
  Balance, at beginning of period                    $   25,080     $  20,786
  Allowance for loan losses of acquired bank                ---         3,903
  Charge-offs:
     Commercial                                            (344)       (1,671)
     Real estate                                           (108)          (25)
     Consumer                                            (1,245)       (1,151)
                                                     -----------    ----------
   Total Charge-offs                                     (1,697)       (2,847)
                                                     -----------    ----------
  Recoveries:
     Commercial                                              40            65
     Real estate                                              5             1
     Consumer                                               108            72
                                                     -----------    ----------
   Total Recoveries                                         153           138
                                                     -----------    ----------
        Net loan charge-offs                             (1,544)       (2,709)
    Provision for loan losses                             1,980         2,239
                                                     -----------    ----------
  Balance, at end of period                          $   25,516     $  24,219
                                                     ===========    ==========

Annualized net loan charge-offs to average
   loans outstanding                                       0.34%         0.67%
Allowance for loan losses to total loans                   1.40%         1.30%
Allowance for loan losses to total non-performing loans    2.22X         2.50X
Allowance for loan losses to total non-performing loans
    and loans past due 90 days or more                     1.25X         1.12X


     The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. The allowance is reduced by charge-offs, net of recoveries, and increased by charging a provision to operations to maintain the allowance at the level determined appropriate by management.
     Management evaluates the adequacy of the allowance at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations, and regulatory guidance. Allocations of the allowance are made for loans in each category of the portfolio that are not specifically reserved based on historical loss rates with appropriate adjustments to reflect changing economic conditions, delinquency and non-performing loan trends, and other relevant factors. Allocations based on historical loss rates for commercial and commercial real estate loans are derived from a migration analysis, which computes losses sustained on loans according to their internal risk grade. Specific reserves are established for individual commercial and commercial real estate loans that are deemed impaired pursuant to SFAS No. 114. The determination of specific reserves takes into consideration anticipated future cash flows available to pay the loan and/or the estimated realizable value of collateral, if any. Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period.
     The allowance for loan losses at March 31, 2003 was $25.5 million representing 1.40% as a percentage of total loans, compared to $24.2 million and 1.30% at March 31, 2002, respectively. The allowance as a percentage of total loans increased throughout 2002 in response to higher non-performing loans, an overall reduction in credit quality resulting from economic conditions, and changes in estimated collateral values used in determining specific reserves. The provision for loan losses decreased $0.3 million or 11.6%, compared to the first quarter in 2002. The reduction in the provision reflects lower delinquency rates and an overall decrease in net charge-offs compared to the first quarter of 2002, as well as management's evaluation of the adequacy of the allowance for loan losses, at March 31, 2003. The allowance currently provides coverage of 2.22 times non-performing loans and 1.25 times non-performing loans plus loans past due 90 days or more. Net loan charge-offs as a percentage of average total loans on an annualized basis was 0.34%, compared to 0.67% for the first
quarter in 2002.   The decrease in net charge-offs resulted primarily from
a reduction in commercial loan charge-offs, which included a $1.1 million write-down of a single commercial real estate loan in the first quarter of 2002 and to a lesser extent, consumer loan charge-offs.



TABLE 8: Allocation of the Allowance for Loan Losses
(Dollars in thousands)
                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      2003            2002
                                                   ---------      --------
Commercial                                         $   7,275      $   6,138
Commercial real estate                                11,272          9,930
Residential real estate                                1,289          1,284
Home equity                                              313            206
Consumer                                               5,367          6,661
                                                   ---------      ---------
     Total allowance for loan losses               $  25,516      $  24,219
                                                   =========      =========

     Changes in the allocation of the allowance for loan losses between March 31, 2003 and March 31, 2002 reflect overall changes in the composition and quality of the loan portfolio. The increased allocation to commercial and commercial real estate loans reflects growth in those sectors of the portfolio, higher non-performing loans and the weak economy. The decreased allocation to consumer loans is primarily due to declines in that sector of the portfolio and, to a lesser extent, improvement in historical loss rates.

                            Deposits
                            --------
     Total deposits increased $55.6 million or 2.3% at March 31, 2003, compared to December 31, 2002 as certificates of deposits increased $28.8 million or 3.0% and money market accounts increased
$14.9 million or 2.9%. Deposit growth, during the first quarter of 2003, resulted primarily from an increase in certificate of deposit accounts, slight increases in interest and non-interest bearing demand deposits, savings accounts and WesBanco's highly competitive money market product.

                          Borrowings
                          ----------
     Federal Home Loan Bank ("FHLB") borrowings decreased $0.7 million or 0.2% at March 31, 2003 compared to December 31, 2002. At March 31, 2003, FHLB borrowings had a weighted average interest rate of 4.13% and maturities ranging from the years 2003 to 2021. FHLB borrowings are generally secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. WesBanco uses FHLB borrowings to lengthen the maturities of shorter-term interest bearing liabilities in the current low interest rate environment. Other borrowings, which include repurchase agreements, federal funds purchased, treasury tax and loan notes and a commercial bank line of credit, decreased $5.6 million or 3.3% to $170.1 million for the quarter ended March 31, 2003, compared to December 31, 2002, primarily due to a $19.0 million decrease in federal funds purchased, which was partially offset by a $9.8 million increase in the commercial bank line of credit.

TABLE 9: FHLB Maturities:    (dollars in thousands)

                      2003                $   75,003
                      2004                    44,900
                      2005                    30,244
                      2006                    20,012
                      2007                    48,042
                      2008 and thereafter    124,465
                                          ----------
                      Total               $  342,666
                                          ==========

                            Capital Resources
                            -----------------
     At March 31, 2003 shareholders' equity totaled $321.0 million compared to $325.2 million at December 31, 2002. First quarter 2003 activity reflects net income of $8.9 million less dividends paid to shareholders totaling $4.8 million. Accumulated other comprehensive income decreased $2.0 million to $2.3 million at March 31, 2003. In addition, WesBanco repurchased a total of 282,893 shares through its current stock repurchase plan at an average cost of $23.88 per share. As of March 31, 2003, WesBanco had repurchased a total of 791,492 shares, with an additional 208,508 shares remaining for repurchase, through the current one million-share stock repurchase plan approved by the Board on June 20, 2002. Book value was $15.89 per share at March 31, 2003 and December 31, 2002.
     On April 17, 2003, WesBanco announced the adoption of a new stock repurchase plan, to be implemented after all shares from the previous plan have been acquired, to begin repurchasing up to an additional one million shares of WesBanco common stock representing approximately 4.9% of outstanding shares on the open market. The shares will be available for general corporate purposes, which may include future acquisitions, the shareholder dividend reinvestment plan and employee benefit plans. The timing, price and quantity of purchases under these programs are at the discretion of WesBanco and may be discontinued or suspended at any time.
     WesBanco increased its quarterly cash dividend to $.24 per share from $.235 per share, effective with the first quarter payment on April 1, 2003.



TABLE 10: Capital Adequacy Ratios

                                         Minimum
                                       Regulatory     March 31,  December 31,
                                       Requirements     2003        2002
                                       ------------   ---------   ---------
  Tier I leverage capital                  4.0%          8.43%       8.53%
  Tier I risk-based capital                4.0%         12.75%      12.95%
  Total risk-based capital                 8.0%         13.94%      14.13%


     WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. At March 31, 2003, and December 31,
2002, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and is considered "well-capitalized" under FDICIA. There are no conditions or events that have occurred since March 31, 2003, that management believes may have changed WesBanco Bank's "well-capitalized" categorization.

                           Liquidity Risk
                           --------------
     Liquidity is defined as the degree of readiness to convert assets into cash with minimal loss. Liquidity risk is managed through WesBanco's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is monitored by WesBanco's Asset/Liability Management Committee ("ALCO").
     WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is an important consideration of WesBanco's investment portfolio management. Federal funds sold, and all securities maturing within three months are classified as sources of liquid assets. These liquid assets, combined with the cash flow from the loan portfolio and the remaining sectors of the investment portfolio, deposit growth and other sources, adequately meet the liquidity requirements of WesBanco.
     Securities are the principal source of asset-funded liquidity. Securities totaled $1.2 billion at March 31, 2003, of which $732.7 million were classified as available for sale. At March 31, 2003, WesBanco had approximately $34.9 million in securities scheduled to mature within one year. Due to the current low interest rate environment, additional cash flows may be anticipated from approximately $237.4 million in callable bonds, which have call dates within the next year. Increased prepayments on mortgage-backed securities and collateralized mortgage-backed obligations are also expected to provide additional cash flows over the next twelve-month period. At March 31, 2003, WesBanco had $792.7 million of unpledged securities, excluding FHLB blanket liens, which could be used for collateral or sold. Cash and due from banks of $98.6 million and federal funds sold of $20.0 million at March 31, 2003, also serve as additional sources of liquidity.
     Deposits are the principal source of liability liquidity. Deposits totaled $2.5 billion at March 31, 2003. Deposit flows are impacted by current interest rates, rates and products offered by WesBanco's competition, as well as customer behavior. Certificates of deposit schedule to mature within one year totaled $489.6 million at March 31, 2003. In addition to the core deposit base, WesBanco's banking subsidiary maintains a line of credit with the FHLB as an additional liability-funding source. Available lines of credit at March 31, 2003 and December 31, 2002 approximated $668.3 million and $589.4 million, respectively.
     The principal source of parent company liquidity is dividends from WesBanco's banking subsidiary. There are various legal limitations under Federal and State laws regarding the payment of dividends from WesBanco Bank, Inc., WesBanco's banking subsidiary, to the parent company. Additional Parent Company liquidity is provided by the Parent's investment security portfolio, available lines of credit with an independent commercial bank and WesBanco Bank, Inc., as well as the issuance of trust preferred securities.
     Management believes that WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
     Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments due to fluctuations in interest rates and equity prices. Management considers interest rate risk WesBanco's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates.
Consistency of WesBanco's net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.
     WesBanco's ALCO, comprised of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on assumptions, which change regularly as the balance sheet and interest rates change. The key assumptions and strategies employed are analyzed regularly and reviewed by the ALCO.
     The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. The model requires projections from management on how the balance sheet may change over time given different interest rate assumptions. Loan and deposit growth assumptions along with yields and rates on new loans and deposits are derived from management forecasts and historical analysis. Mortgage loan prepayment speeds are derived from industry guidelines and historical prepayment experience. Non-time deposit growth and rate assumptions are based on historical patterns. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates.

TABLE 11: Net Interest Income Sensitivity

                                 Percentage Change in
        Change in                Net Interest Income
     Interest Rates        ---------------------------------        ALCO
     (basis points)        March 31, 2003  December 31, 2002     Guidelines
---------------------------------------------------------------------------
         +200                   -0.65%           -1.10%          +/- 5.0%
         -200                     N/A              N/A           +/- 5.0%
         +100                   +0.38%           +0.02%              N/A
         -100                   -0.77%           -0.10%              N/A


     Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate model. WesBanco's current policy limits this exposure to +/- 5.0% of net interest income for a 12-month period. Table 11 shows WesBanco's interest rate sensitivity at March 31, 2003 and December 31, 2002 assuming both a 200 and 100 basis point interest rate change, compared to a stable-rate model. Since management believes that a 200 basis point decline in market interest rates is unlikely, an alternative 100 basis point change was evaluated by ALCO. The earnings simulation model projects net interest income for the next 12-month period would decrease by approximately 0.65% if interest rates were to rise immediately by 200 basis points. Net interest income would decline by approximately 0.77% if interest rates were to decline by 100 basis points. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.
     WesBanco's ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. Among these strategies evaluated is the continued utilization of interest rate swap agreements. These interest rate swap agreements, purchased at various times are used to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. The notional value of interest rate swap agreements outstanding was approximately $107.4 million at March 31, 2003 compared to $110.5 million at December 31, 2002. Related market losses of $3.3 million, net of tax, at March 31, 2003 and $5.8 million, net of tax, at December 31, 2002, are recorded in other comprehensive income.
     Other strategies evaluated by ALCO include managing the level of its fixed rate residential real estate loans through sales of 30 year fixed rate real estate loans to the secondary market, somewhat shortening maturities in the securities portfolio to maintain asset sensitivity in a rising rate environment and emphasizing growth in long-term certificate of deposit products.

Item 4. - Controls and Procedures
---------------------------------
     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of WesBanco's management, including the CEO and CFO, of the effectiveness of the design and operation of WesBanco's disclosure controls and procedures.
Based on that evaluation, WesBanco's management, including the CEO and CFO, concluded that WesBanco's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in WesBanco's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


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


WesBanco has essentially become the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al.
v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 District Court Order. The purported class of plaintiffs now assert that they are not bound by the 1995 District Court Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case. The Trial Court Judge has been called to active duty and there is some uncertainty as to the timeframe for proceedings in the matter. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.
     On August 1, 2002, the Corporation was named in a lawsuit filed by a former loan customer of the Corporation's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. The Corporation's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc., et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. The Corporation's banking subsidiary did make a loan to the plaintiff's company which became delinquent and the bank did recover a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against the Corporation's banking subsidiary. The case is currently in its discovery phase. The broad and sweeping nature of the alleged conduct makes it difficult to assess the substance of the Complaint. The bank intends to vigorously defend the suit and believes that there is no merit to the allegations of the Complaint.
     WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.


Item 2. - Changes in Securities and Use of Proceeds
---------------------------------------------------
          Not Applicable

Item 3. - Defaults Upon Senior Securities
-----------------------------------------
          Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
     On April 16, 2003, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the annual stockholders meeting in 2006:


                                          For              Against
                                     -------------     --------------
Ray A. Byrd                            13,974,407           93,637
James D. Entress                       15,920,042           93,637
Ernest S. Fragale                      15,925,593           93,637
Edward M. George                       15,917,688           93,637
Carter Strauss                         13,824,068           93,637
Reed J. Tanner                         15,620,672           93,637
Robert K. Tebay                        15,856,773           93,637

The following director was also elected to the Board of Directors for a term of two years expiring at the annual stockholders
meeting in 2005:
                                          For              Against
                                     -------------     --------------

Jay T. McCamic                         15,241,339          143,621


Item 5. - Other Information
---------------------------
          Not Applicable

Item 6(a). - Exhibits
---------------------
             99.1 Chief Executive Officer's Certification Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Chief Financial Officer's Certification Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6(b). - Reports on Form 8-K
--------------------------------
     On April 18, 2003, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Press Release dated April 16, 2003; containing the earnings for the first quarter ended March 31, 2003.
     On April 21, 2003, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Two (2) Press Releases dated April 17, 2003: 1). Announcing the adoption of a new stock repurchase plan, and 2). The election results for its Annual Shareholder's Meeting held April 16, 2003.

                         SIGNATURES
                         ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         WESBANCO, INC.


                                        /s/ Paul M. Limbert
Date: May 14, 2003                      ----------------------------
      ------------                      Paul M. Limbert
                                        President and Chief Executive Officer



                                        /s/ Robert H. Young
Date: May 14, 2003                      ----------------------------
      ------------                      Robert H. Young
                                        Executive Vice President and Chief
                                        Financial Officer




               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
     AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

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

                                       /s/ Paul M. Limbert
Date: May 14, 2003                     ----------------------------------
      ------------                     Paul M. Limbert
                                       President and Chief Executive Officer





              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
    AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

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

                                        /s/ Robert H. Young
Date: May 14, 2003                      ------------------------------
      ------------                      Robert H. Young
                                        Executive Vice President and Chief
                                        Financial Officer