Form 10-Q
period 2003-06-30
WESBANCO INC
filed 2003-08-13
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549
                               FORM 10-Q

(Mark One)

   X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003
                 --------------------------------------------

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
WesBanco had 20,010,917 shares outstanding at July 31, 2003






                            WESBANCO, INC.
                          TABLE OF CONTENTS
                          -----------------


ITEM #                           ITEM                                PAGE NO.
------                           ----                                --------
                    PART I - FINANCIAL INFORMATION
                    ------------------------------

1         Financial Statements and Accompanying Notes                   3-13

2         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          14-27

3         Quantitative and Qualitative Disclosures About
          Market Risk                                                  27-29

4         Controls and Procedures                                      29


                    PART II - OTHER INFORMATION
                    ---------------------------

1         Legal Proceedings                                            29-30

2         Changes in Securities and Use of Proceeds                    30-31

3         Defaults Upon Senior Securities                              31

4         Submission of Matters to a Vote of Security Holders          31

5         Other Information                                            32

6(a)      Exhibits                                                     32

6(b)      Reports on Form 8-K                                          33


Signatures                                                             34

Exhibits-Certifications Pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002                                     E-1 - E-2

Exhibits-Certification Pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002                                     E-3




PART I - FINANCIAL INFORMATION
------------------------------

Item 1. - Financial Statements
------------------------------
     Consolidated Balance Sheets at June 30, 2003 and December 31, 2002, and Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 are set forth on the following pages.

     On March 1, 2002, WesBanco, Inc. ("WesBanco") completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, with and into WesBanco's affiliate, WesBanco Bank, Inc. As of the date of the acquisition, American had total assets of approximately $678 million that represented 28% of WesBanco's pre-acquisition total assets.

     In the opinion of the management of WesBanco, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of what results may be attained for the entire year.

     For further information, refer to WesBanco's Annual Report on Form 10-K for the year ended December 31, 2002, which includes the 2002 Annual Report to Shareholders, and includes consolidated financial statements and footnotes thereto.


                              WESBANCO, INC.
                       CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
(dollars in thousands, except par value amount)

                                                     June 30,    December 31,
                                                       2003          2002
                                                    -----------  ------------
                                                    (Unaudited)
ASSETS
Cash and due from banks                              $   100,436  $    80,101
Due from banks - interest bearing                          1,282          984
Federal funds sold                                           ---          ---
Securities:
   Held to maturity (fair values of $489,440 and
      $514,735, respectively)                            466,634      499,161
   Available for sale, carried at fair value             801,973      694,735
                                                     -----------  -----------
       Total securities                                1,268,607    1,193,896
                                                     -----------  -----------
Loans, net of unearned income                          1,838,830    1,820,885
Allowance for loan losses                                (25,578)     (25,080)
                                                     -----------  -----------
       Net loans                                       1,813,252    1,795,805
                                                     -----------  -----------
Premises and equipment, net                               54,974       55,725
Accrued interest receivable                               18,743       20,024
Goodwill                                                  49,520       49,520
Core deposit intangible, net                               8,650        9,310
Bank-owned life insurance                                 64,511       62,916
Other assets                                              31,007       28,950
                                                     -----------  -----------
Total Assets                                         $ 3,410,982  $ 3,297,231
                                                     ===========  ===========

LIABILITIES
Deposits:
    Non-interest bearing demand                      $   308,299  $   301,262
    Interest bearing demand                              287,505      276,131
    Money market accounts                                549,766      508,062
    Savings deposits                                     360,948      357,290
    Certificates of deposit                              962,315      957,211
                                                     -----------  -----------
        Total deposits                                 2,468,833    2,399,956
                                                     -----------  -----------
Federal Home Loan Bank borrowings                        365,338      343,324
Other borrowings                                         155,564      175,634
Accrued interest payable                                   6,947        7,939
Other liabilities                                         65,561       32,557
Trust preferred securities                                30,000       12,650
                                                     -----------  -----------
Total Liabilities                                      3,092,243    2,972,060
                                                     -----------  -----------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                        ---          ---
Common stock ($2.0833 par value;
  50,000,000 shares authorized;
  21,319,348  shares issued)                              44,415       44,415
Capital surplus                                           52,878       52,855
Retained earnings                                        253,096      246,148
Treasury stock (1,292,025 and 857,603
  shares, respectively, at cost)                         (31,043)     (20,482)
Accumulated other comprehensive income                     1,481        4,305
Deferred benefits for directors and employees             (2,088)      (2,070)
                                                     -----------  -----------
Total Shareholders' Equity                               318,739      325,171
                                                     -----------  -----------
Total Liabilities and Shareholders' Equity           $ 3,410,982  $ 3,297,231
                                                     ===========  ===========


See Notes to Consolidated Financial Statements.


                               WESBANCO, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                        For the Three            For the Six
                                        Months Ended             Months Ended
                                           June 30,                June 30,
                                     --------------------     -------------------
                                       2003        2002         2003       2002
                                     --------    --------     --------   --------
INTEREST INCOME
  Loans, including fees              $ 28,108    $ 32,552     $ 56,855    $ 62,570
  Securities:
    Taxable                             8,047       8,705       16,644      16,279
    Tax-exempt                          4,357       4,132        8,821       7,273
                                     --------    --------     --------    --------
      Total interest on securities     12,404      12,837       25,465      23,552
                                     --------    --------     --------    --------
  Federal funds sold                      107         177          204         313
                                     --------    --------     --------    --------
      Total interest income            40,619      45,566       82,524      86,435
                                     --------    --------     --------    --------
INTEREST EXPENSE
  Interest bearing demand deposits        280         482          584         948
  Money  market accounts                3,037       3,328        5,935       6,425
  Savings deposits                        615       1,141        1,309       1,957
  Certificates of deposit               8,065       9,923       16,782      19,426
                                     --------    --------     --------    --------
    Total interest on deposits         11,997      14,874       24,610      28,756
  Federal Home Loan Bank
     borrowings                         3,653       3,081        7,222       5,011
  Other borrowings                        585         685        1,192       1,399
  Trust preferred securities              305         275          580         367
                                     --------    --------     --------    --------
    Total interest expense             16,540      18,915       33,604      35,533
                                     --------    --------     --------    --------
Net interest income                    24,079      26,651       48,920      50,902
  Provision for loan losses             2,479       1,760        4,459       3,999
                                     --------    --------     --------    --------
Net interest income after
   provision for loan losses           21,600      24,891       44,461      46,903
                                     --------    --------     --------    --------

NON-INTEREST INCOME
  Trust fees                            2,615       2,735        5,597       5,850
  Service charges on deposits           3,007       2,805        5,703       5,096
  Bank-owned life insurance               827         250        1,618         416
  Other income                            472         608        1,245       1,132
  Net securities gains                  1,347         509        2,353       1,683
                                     --------    --------     --------    --------
Total non-interest income               8,268       6,907       16,516      14,177
                                     --------    --------     --------    --------

NON-INTEREST EXPENSE
  Salaries and wages                    8,091       8,110       16,051      15,396
  Employee benefits                     2,561       2,007        5,043       3,962
  Net occupancy                         1,341       1,256        2,831       2,358
  Equipment                             1,818       1,909        3,636       3,292
  Core deposit intangible amortization    368         554          660         722
  Other operating                       6,614       5,583       12,535      10,566
  Merger-related expenses                  92         715          184       1,781
                                     --------    --------     --------    --------
    Total non-interest expense         20,885      20,134       40,940      38,077
                                     --------    --------     --------    --------
Income before provision for
   income taxes                         8,983      11,664       20,037      23,003
  Provision for income taxes            1,242       2,986        3,407       6,257
                                     --------    --------     --------    --------
Net Income                           $  7,741    $  8,678     $ 16,630    $ 16,746
                                     ========    ========     ========    ========

Earnings per share                   $   0.38    $   0.41     $   0.82    $   0.83

Average shares outstanding         20,122,685  21,213,306   20,243,813  20,121,032

Dividends per share                  $   0.24    $  0.235     $   0.48    $  0.465


See Notes to Consolidated Financial Statements.

                               WESBANCO, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands, except per share amounts)

                                                                                    Accumulated    Deferred
                                   Common Stock                                         Other      Benefits for
                             ----------------------   Capital  Retained   Treasury  Comprehensive  Directors &
                               Shares       Amount    Surplus  Earnings    Stock    Income/(Loss)  Employees     Total
-------------------------------------------------------------------------------------------------------------------------
December 31, 2001            17,854,497     $43,742   $58,663  $230,924  $(76,183)  $   3,560     $( 2,505)     $ 258,201
-------------------------------------------------------------------------------------------------------------------------
Net income                                                       16,746                                            16,746
Change in accumulated other
  comprehensive income                                                                  1,659                       1,659
                                                                                                                ---------
   Comprehensive income                                                                                            18,405
Cash dividends:
  Common ($.465 per share)                                       (9,856)                                           (9,856)
Treasury shares purchased -
  net of sales                 (251,384)                 (195)             (5,857)                                 (6,052)
Stock issued for
  acquisition                 3,441,888         673    (5,638)             75,488                                  70,523
Deferred benefits
for directors - net                                                                                    (46)           (46)
-------------------------------------------------------------------------------------------------------------------------
June 30, 2002                21,045,001     $44,415   $52,830  $237,814  $ (6,552)  $   5,219     $ (2,551)     $ 331,175
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
December 31, 2002            20,461,745     $44,415   $52,855  $246,148  $(20,482)  $   4,305     $ (2,070)     $ 325,171
-------------------------------------------------------------------------------------------------------------------------
Net income                                                       16,630                                            16,630
Change in accumulated other
  comprehensive income                                                                 (2,824)                     (2,824)
                                                                                                                ---------
   Comprehensive income                                                                                            13,806
Cash dividends:
  Common  ($.48 per share)                                       (9,682)                                           (9,682)
Treasury shares purchased -
   net of sales                (434,422)                   23             (10,561)                                (10,538)
Deferred benefits for
   directors - net                                                                                     (18)           (18)
-------------------------------------------------------------------------------------------------------------------------
June 30, 2003                20,027,323     $44,415   $52,878  $253,096   $(31,043) $   1,481     $ (2,088)     $ 318,739
=========================================================================================================================


See Notes to Consolidated Financial Statements.


                                 WESBANCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
(Unaudited, dollars in thousands)

                                                     For the Six Months Ended
Increase in Cash and Cash Equivalents                        June 30,
-----------------------------------------------------------------------------
                                                         2003         2002
Cash Flows From Operating Activities:                 ----------   ----------
Net income                                            $   16,630   $   16,746
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                           2,915        2,691
    Net amortization (accretion)                           2,414       (1,307)
    Provision for loan losses                              4,459        3,999
    Net gains on sales of securities                      (2,353)      (1,683)
    Gain on sale of loans-net                               (290)        (294)
    Deferred income taxes                                 (1,010)         (55)
    Increase in cash surrender value of
      bank-owned life insurance                           (1,595)        (427)
    Loans originated for sale                            (19,739)     (22,196)
    Proceeds from the sale of loans originated for sale   20,200       26,094
    Other - net                                              235          201
    Net change in:
       Interest receivable                                 1,281          937
       Other assets and other liabilities                 33,152        2,786
       Interest payable                                     (992)      (1,103)
                                                       ---------     --------
Net cash provided by operating activities                 55,307       26,389
                                                       ---------     --------

Cash Flows From Investing Activities:
   Securities held to maturity:
     Proceeds from maturities and calls                   53,128       49,307
     Payments for purchases                              (20,293)    (175,042)
   Securities available for sale:
     Proceeds from sales                                  96,028      217,042
     Proceeds from maturities and calls                  296,969       45,282
     Payments for purchases                             (504,525)    (178,041)
     Acquisition-net of cash                                 ---       24,464
     Purchase of loans                                   (10,148)         ---
    (Increase) decrease in net loans                     (13,092)      39,668
     Purchases of premises and equipment - net            (2,357)      (2,709)
                                                       ---------     --------
Net cash provided by (used in) investing activities     (104,290)      19,971
                                                       ---------     --------

Cash Flows From Financing Activities:
     Increase in deposits                                 69,744       19,341
     Increase in Federal Home Loan Bank borrowings        22,830        4,489
     Increase (decrease) in other borrowings              (1,070)      13,205
     Decrease in federal funds purchased                 (19,000)     (30,000)
     Redemption of  trust preferred securities           (12,650)         ---
     Proceeds from the issuance of trust
        preferred securities                              30,000          ---
     Dividends paid                                       (9,700)      (9,015)
     Treasury shares purchased - net of sales            (10,538)      (6,052)
     Other                                                   ---          (18)
                                                       ---------     --------
Net cash provided by (used in) financing activities       69,616       (8,050)
                                                       ---------     --------

Net increase in cash and cash equivalents                 20,633       38,310
Cash and cash equivalents at beginning of period          81,085       82,275
                                                       ---------     --------
Cash and cash equivalents at end of period             $ 101,718     $120,585
                                                       =========     ========

Supplemental disclosure of non-cash items
Interest paid on deposits and other borrowings         $  34,596     $ 36,635
Income taxes paid                                          3,980        6,900

Summary of business acquisition:
    Fair value of assets acquired                            ---     $684,389
    Stock issued for the purchase of
      American Bancorporation common stock                   ---      (70,523)
    Fair value of liabilities assumed                        ---     (644,509)
                                                       ---------     --------
Goodwill recognized                                          ---    $ (30,643)
                                                       =========    =========


See Notes to Consolidated Financial Statements.


                             WESBANCO, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------
Note 1 - Accounting Policies
----------------------------
Basis of presentation: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2002 Annual Report of WesBanco, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at June 30, 2003. The reclassifications had no effect on net income.
Cash and cash equivalents: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one day periods.
Earnings per share: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period assumes the exercise of stock options. There was no dilutive effect from the stock options and accordingly, basic and diluted earnings per share are the same.
New accounting standards: In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN No. 45 requires a guarantor to make additional disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on WesBanco's financial condition, results of operations or cash flows.
        In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to improve financial reporting of special purpose and other entities. In accordance with FIN No. 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN No. 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of Statement of Financial


Accounting Standard ("SFAS")No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" will not be required to be consolidated under the provisions of FIN No. 46. The consolidation provisions of FIN No. 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003.
      With respect to other interests in entities subject to FIN
No. 46, including low income housing investments, the adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements. However, WesBanco has determined that the provisions of FIN No. 46 may require deconsolidation of WesBanco's recently created subsidiary grantor trusts, which in June 2003 issued $30.0 million of mandatorily redeemable preferred securities from these grantor trusts in two pooled trust preferred transactions. In the event of a deconsolidation, the grantor trusts may be deconsolidated and the junior subordinated debentures of WesBanco owned by the grantor trusts would be disclosed. The trust preferred securities currently qualify as Tier 1 capital of WesBanco for regulatory capital purposes. In July 2003, the Federal
Reserve Board issued a supervisory letter indicating that trust preferred securities currently will continue to qualify as Tier 1 capital for regulatory purposes until further notice. The Federal Reserve Board has also stated that it will continue to review the regulatory implications of any accounting treatment changes and will provide further guidance, if necessary. However, as of June 30, 2003, assuming WesBanco was not allowed to include the trust preferred securities in Tier 1 capital, WesBanco would still significantly exceed the regulatory required minimums for capital adequacy purposes. No other impact of significance on WesBanco's results of operations, financial condition or cash flows is expected from the adoption of FIN No. 46.
        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", to
SFAS No. 123, "Accounting for Stock-Based Compensation" fair value method of accounting, if a company so elects. This statement is effective for fiscal years ending after December 15, 2002.
	 At June 30, 2003, WesBanco has a stock-based option plan. WesBanco currently accounts for this plan under the recognition and measurement principles of APB Opinion No. 25. While SFAS No. 123 provides transitional guidance to those companies electing the fair value method of accounting, WesBanco has not yet determined whether it will adopt such methodology and fair value recognition.
	The following table illustrates the pro forma net income and earnings per share if WesBanco had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

(Unaudited, dollars in thousands, except per share amounts)

                                        For the Three      For the Six
                                        Months Ended       Months Ended
                                          June 30,           June 30,
                                      ----------------   -----------------
                                        2003     2002      2003      2002
                                      -------  -------   -------   -------
Net income as reported                $ 7,741  $ 8,678   $16,630   $16,746
Stock based employee compensation
  expense under the fair value
  based method - net of tax              (131)    (148)     (263)     (295)
                                      -------  -------   -------   -------
Pro forma net income                  $ 7,610  $ 8,530   $16,367   $16,451
                                      =======  =======   =======   =======
Earnings per share as reported        $  0.38  $  0.41   $  0.82   $  0.83
Pro forma earnings per share          $  0.38  $  0.40   $  0.81   $  0.82


	In April 2003, The FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this Statement is not expected to have a significant impact on WesBanco's financial condition, results of operations or cash flows.
	 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, WesBanco's third quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the statement's scope as a
liability.   In accordance with SFAS No. 150, WesBanco has classified its trust preferred securities issued in June 2003 as a liability. Such early adoption is permitted under SFAS No. 150.

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

(unaudited, in thousands, except per share amounts)

                        For the Three Months Ended  For the Six Months Ended
                                 June 30,                    June 30,
                        --------------------------  -------------------------
                           2003            2002        2003            2002
                        ----------      ----------  ----------     ----------
Net Interest Income      $ 24,079        $ 26,651    $ 48,920       $ 54,395
Net Income                  7,741           8,678      16,630         16,749
Earnings Per Share           0.38            0.41        0.82           0.79



Note 3 - Business Segments
--------------------------
	WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco's community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets under management of the trust and investment services segment was approximately $2.5 billion at June 30, 2003 and $2.3 billion at December
31, 2002.  These assets

are held by WesBanco's affiliate, WesBanco Bank, Inc. in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco's Consolidated Balance Sheet.

The following table provides selected financial information for the segments of WesBanco:

(unaudited, dollar in thousands)
                                                        Trust &
                                            Community  Investment
                                            Banking     Services  Consolidated
For the three months ended June 30, 2003:   ---------  ---------- ------------
  Net interest income                       $  24,079         ---   $  24,079
  Provision for loan losses                     2,479         ---       2,479
  Non-interest income                           5,653   $   2,615       8,268
  Non-interest expense                         19,206       1,679      20,885
  Provision for income taxes                      868         374       1,242
  Net income                                    7,179         562       7,741


For the three months ended June 30, 2002:
  Net interest income                       $  26,651         ---   $  26,651
  Provision for loan losses                     1,760         ---       1,760
  Non-interest income                           4,172   $   2,735       6,907
  Non-interest expense                         18,472       1,662      20,134
  Provision for income taxes                    2,557         429       2,986
  Net income                                    8,034         644       8,678



(unaudited, dollars in thousands)
                                                        Trust &
                                            Community  Investment
                                            Banking     Services  Consolidated
For the six months ended June 30, 2003:     ---------  ---------- ------------
  Net interest income                       $  48,920         ---   $  48,920
  Provision for loan losses                     4,459         ---       4,459
  Non-interest income                          10,919   $   5,597      16,516
  Non-interest expense                         37,306       3,634      40,940
  Provision for income taxes                    2,622         785       3,407
  Net income                                   15,452       1,178      16,630


For the six months ended June 30, 2002:
  Net interest income                       $  50,902         ---   $  50,902
  Provision for loan losses                     3,999         ---       3,999
  Non-interest income                           8,327   $   5,850      14,177
  Non-interest expense                         34,705       3,372      38,077
  Provision for income taxes                    5,266         991       6,257
  Net income                                   15,259       1,487      16,746



Note 4 - Goodwill and Core Deposit Intangible
---------------------------------------------
 	WesBanco's Consolidated Balanced Sheet reflects total goodwill assets of $49.5 million at June 30, 2003 and December 31, 2002, respectively. In 2002, WesBanco capitalized $30.6 million in goodwill and $11.1 million in core deposit intangibles in connection with the American acquisition. Amortization of the American core deposit intangible has a weighted average remaining useful life of 8 years. Amortization expense of the core deposit intangible was $0.3 million for the second quarter of 2003 and $0.7 million for the six months ended June 30, 2003.


Core deposit intangible amortization for each of the next five years is as follows:


 (Unaudited, dollars in thousands)

                  Year                   Amount
             -----------------         ----------
             Remainder of 2003          $    740
                  2004                     1,256
                  2005                     1,042
                  2006                       878
                  2007                       742

Note 5 - Other Comprehensive Income
-----------------------------------
    The changes in accumulated other comprehensive income are as follows:
(Unaudited, dollars in thousands)

                                      For the Three           For the Six
                                      Months Ended            Months Ended
                                         June 30,               June 30,
                                   -------------------    -------------------
                                      2003      2002        2003       2002
                                   --------- ---------    ---------  --------
Securities available for sale:
   Net fair value adjustment on
     securities available for sale $    657  $  11,961    $ (1,742)  $  5,493
   Net securities gains
     reclassified into earnings      (1,177)      (524)     (2,182)    (1,662)
                                   --------- ----------   ---------  --------
                                       (520)    11,437      (3,924)     3,831
                                   --------- ----------   ---------  --------
Cash flow hedge derivatives:
   Net fair value adjustment
     on derivatives                    (542)    (1,801)       (388)    (1,002)
   Net derivative gains
     reclassified into earnings         (47)       (53)        (95)      (110)
                                   --------- ----------   ---------  --------
                                       (589)    (1,854)       (483)    (1,112)
                                   --------- ----------   ---------  --------
Net unrealized gain (loss)           (1,109)     9,583      (4,407)     2,719
Tax effect                              280     (3,795)      1,583     (1,060)
                                   --------- ----------   ---------  --------
Change in accumulated other
  comprehensive income (loss)      $   (829) $   5,788    $ (2,824)  $  1,659
                                   ========= ==========   =========  ========




Note 6 - Trust Preferred Securities
-----------------------------------
        In June of 2003, WesBanco formed WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III (the "Trusts"). These Trusts
were formed for the purpose of issuing $30.0 million in trust preferred securities through two pooled trust preferred programs. The trust preferred securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Deferrable Interest Debentures issued by WesBanco (the "Junior Subordinated Debentures"). All proceeds from the sale of the trust preferred securities and the common securities issued by the Trusts are invested in Junior Subordinated Debentures, which are the sole assets of the Trusts. The
Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debentures
held by the Trusts.   Undertakings made by WesBanco with respect to the
trust preferred securities constitute a full and unconditional guarantee by WesBanco of the obligations of the trust preferred securities.


The following table provides information on the issuances of trust preferred securities by WesBanco during the six months ended June 30, 2003:

                                       Trust
                                     Preferred    Stated    Optional
(Unaudited, dollars in thousands)    Securities  Maturity  Redemption
                                       Issued      Date       Date                  Interest rate
                                     ---------  ---------  ----------  -----------------------------------------
WesBanco, Inc. Capital Trust II      $  13,000  6/30/2033  6/30/2008   Fixed rate of 5.80% through June 30, 2008
                                                                       and three month LIBOR plus 3.15% thereafter


WesBanco, Inc. Capital Statutory
   Trust III                            17,000  6/26/2033  6/26/2008   Fixed rate of 5.55% through June 26, 2008
                                                                       and three month LIBOR plus 3.10% thereafter
                                     ---------
Total trust preferred securities     $  30,000
                                     =========


	On June 30, 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share. WesBanco included in other operating expenses, the write-off of $0.6 million in unamortized issuance costs related to the original issuance of these trust preferred securities.
         Interest incurred on the trust preferred securities for the second quarter and first half of 2003 was $0.3 million and $0.6 million, respectively.


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

	The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
Forward-looking statements: Forward-looking statements in this report relating to WesBanco's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco's most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002, as well as Form 10-Q for the prior quarter ended March 31, 2003 which are available at the SEC's website (www.sec.gov) or at WesBanco's website
(www.wesbanco.com). Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board and Federal Deposit Insurance Corporation; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting
WesBanco's operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.
Critical accounting policies: WesBanco's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2003, have remained unchanged from the disclosures presented in WesBanco's Annual Report on Form 10-K for the year ended December 31, 2002 under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                           Earnings Summary
                           ----------------
    Comparison of the Quarters and Six Months Ended June 30, 2003 and 2002
    ----------------------------------------------------------------------

             WesBanco's earnings per share for the second quarter of 2003 were $0.38, compared to $0.41 for the second quarter of 2002. For the first six months of 2003 earnings per share were $0.82, compared to $0.83 for the first six months of 2002. Net income for the second quarter of 2003 was $7.7 million compared to $8.7 million for the second quarter of 2002. Net income for the first half of 2003 was $16.6 million compared to $16.7 million for the first half of 2002. The financial results include the March 1, 2002 acquisition of American. As of the acquisition date, American's total assets approximated $678 million, which represented 28% of WesBanco's pre-acquisition total assets. A total of 3,441,888 shares or 19% of pre-acquisition shares outstanding of WesBanco common stock were issued to fund the transaction. WesBanco's return on average assets measured 0.93% for the second quarter and 1.01% for the six months ended June 30, 2003, compared to 1.09% and 1.15% for the corresponding periods in 2002. Return on average equity decreased to 9.69% for the second quarter and 10.41% for the six months ended June 30, 2003, compared to returns of 10.55% and 11.04% for the second quarter and six months ended June 30, 2002, respectively.



TABLE 1: AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                        Three months ended June 30,                  Six months ended June 30,
                                   ---------------------------------------    ---------------------------------------
                                          2003                2002                   2003                 2002
(dollars in thousands)             -------------------   -----------------    ------------------   ------------------
                                    Average    Average   Average   Average    Average    Average   Average    Average
                                     Volume      Rate     Volume     Rate      Volume      Rate     Volume      Rate
ASSETS                             -------------------   ------------------   ------------------   ------------------
Loans, net of unearned income (1)  $ 1,819,403   6.20%   $ 1,855,188  7.04%   $ 1,817,922  6.31%   $ 1,752,259  7.20%
Securities: (2)
  Taxable                              838,206   3.84%       707,944  4.92%       811,925  4.10%       636,284  5.12%
  Tax-exempt (3)                       364,154   7.36%       337,184  7.54%       367,955  7.38%       296,520  7.55%
                                   -------------------   ------------------   ------------------   ------------------
    Total securities                 1,202,360   4.91%     1,045,128  5.76%     1,179,880  5.12%       932,804  5.89%
Federal funds sold                      36,042   1.20%        40,830  1.74%        34,619  1.18%        37,551  1.67%
                                   -------------------   ------------------   ------------------   ------------------
    Total earning assets (3)         3,057,805   5.63%     2,941,146  6.51%     3,032,421  5.79%     2,722,614  6.68%
                                   -------------------   ------------------   ------------------   ------------------
Other assets                           290,681               243,584              288,852              219,028
                                   -----------           -----------          -----------          -----------
Total Assets                       $ 3,348,486           $ 3,184,730          $ 3,321,273          $ 2,941,642
                                   ===========           ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing demand deposits   $   283,563   0.40%   $   270,113  0.72%   $   280,175  0.42%   $   261,202  0.73%
Money market accounts                  536,682   2.27%       463,779  2.88%       525,705  2.28%       443,262  2.92%
Savings deposits                       363,794   0.68%       378,411  1.21%       361,034  0.73%       339,577  1.16%
Certificates of deposit                971,923   3.33%       993,994  4.00%       971,968  3.48%       920,898  4.25%
                                   -------------------   ------------------   ------------------   ------------------
  Total interest bearing deposits    2,155,962   2.23%     2,106,297  2.83%     2,138,882  2.32%     1,964,939  2.95%
Federal Home Loan Bank borrowings      354,410   4.13%       271,194  4.56%       348,572  4.18%       218,740  4.62%
Other borrowings                       162,214   1.45%       149,244  1.84%       164,950  1.46%       146,610  1.92%
Trust preferred securities              15,159   8.07%        12,650  8.73%        13,912  8.41%         8,527  8.68%
                                   -------------------   ------------------   ------------------   ------------------
  Total interest bearing
       liabilities                   2,687,745   2.49%     2,539,385  2.99%     2,666,316  2.54%     2,338,816  3.06%
                                   -------------------   ------------------   ------------------   ------------------
Non-interest bearing demand deposits   298,609               286,583              294,478              269,455
Other liabilities                       41,603                28,712               38,367               27,485
Shareholders' Equity                   320,529               330,050              322,112              305,886
                                   -----------           -----------          -----------          -----------
Total Liabilities and
  Shareholders' Equity             $ 3,348,486           $ 3,184,730          $ 3,321,273          $ 2,941,642
                                   ===========           ===========          ===========          ===========
Taxable equivalent net yield
on average earning assets(3)                     3.44%                3.93%                3.55%                4.04%
                                               =======               ======              =======              =======

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

TABLE 2:RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                  Three months ended June 30,          Six months ended June 30,
                                    2003 compared to 2002                2003 compared to 2002
(dollars in thousands)            ------------------------------  -----------------------------------
                                                    Net Increase                        Net Increase
                                   Volume      Rate  (Decrease)     Volume       Rate     (Decrease)
                                  ------------------------------  -----------------------------------
Increase (decrease)
  in interest income:
  Loans, net of unearned income   $   (616)  $ (3,828)  $(4,444)  $   13,318  $ (19,033)  $   (5,715)
  Taxable securities                27,590    (28,248)     (658)      15,291    (14,926)         365
  Tax-exempt securities (1)          3,867     (3,642)      225        3,293     (1,745)       1,548
  Federal funds sold                   (19)       (51)      (70)         (23)       (86)        (109)
                                  ------------------------------  -----------------------------------
 Total interest income change (1)   30,822    (35,769)   (4,947)      31,879    (35,790)      (3,911)
                                  ------------------------------  -----------------------------------

Increase (decrease)
   in interest expense:
  Interest bearing demand deposits     679       (881)     (202)         424       (788)        (364)
  Money market accounts              9,546     (9,837)     (291)       5,041     (5,531)        (490)
  Savings deposits                     (42)      (484)     (526)         763     (1,411)        (648)
  Certificates of deposit             (217)    (1,641)   (1,858)       6,078     (8,722)      (2,644)
  Federal Home Loan Bank borrowings  7,499     (6,927)      572        5,260     (3,049)       2,211
  Other borrowings                   1,327     (1,427)     (100)         869     (1,076)        (207)
  Trust preferred securities           508       (478)       30          292        (79)         213
                                  ------------------------------  -----------------------------------
  Total interest expense change     19,300    (21,675)   (2,375)      18,727    (20,656)      (1,929)
                                  ------------------------------  -----------------------------------
Taxable equivalent net interest
  income increase (decrease) (1)  $ 11,522  $ (14,094) $ (2,572)   $  13,152  $ (15,134)    $ (1,982)
                                  ==============================  ===================================
Increase (decrease)in taxable
  equivalent adjustment                                     (14)                                 288
                                                        --------                            ---------
Net interest income (decrease) (1)                      $(2,558)                             $(2,270)
                                                        ========                            =========

(1) Taxable equivalent basis is calculated on tax-exempt securities, using the federal statutory tax rate of 35% for each period presented.


                              Net Interest Income
                              -------------------
	Net interest income, which is WesBanco's largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and borrowings). Net interest income comprises 74.8% of total revenues for the six months ended June 30, 2003. Net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
        Net interest income decreased $2.6 million or 9.7% and $2.0 million or 3.9% compared to the second quarter and first half of 2002. The primary cause for the decrease in net interest income was the net interest margin decreasing to 3.44% and 3.55% for the second quarter and first half of 2003, compared to 3.93% and 4.04% for the corresponding periods in 2002. The decrease in net interest income was partially offset by the volume of average earning assets increasing $116.7 million or 4.0% and $309.8 million or 11.4%, compared to the second quarter and first half of 2002. The margin decrease resulted from a combination of factors, including the American acquisition with its lower overall net interest margin, increased loan and investment security prepayments and the sustained low interest rate environment which has caused rate compression between loan and deposit pricing. Due to the low interest rate conditions, WesBanco's earning assets are repricing at an accelerated rate compared to the repricing of interest bearing liabilities, which may result in an additional reduction in the net interest margin. WesBanco has taken steps to minimize the impact of this reduction, by decreasing rates on certain deposit products, shortening the maturities of certain long-term borrowings and reducing short-term liquidity instruments. However, with rates approaching historical lows, combined with the most recent Federal Reserve rate cut, it has become increasingly more difficult to reduce deposit rates.
	Interest income decreased $4.9 million or 10.9% and $3.9 million or 4.5% compared to the second quarter and first half of 2002. As shown in Tables 1 and 2, the yield on average earning assets for the second quarter in 2003 and the first half of 2003 decreased 88 and 89 basis points to 5.63% and 5.79%, respectively, compared to the corresponding periods in 2002. The decrease in the rates on average earning assets was partially offset by volume increases of $116.7 million or 4.0% and $309.8 million or 11.4%, for the second quarter of 2003 and the first half of 2003, respectively, compared to the corresponding periods in 2002. The volume increases were primarily the result of increases in average investments and loans as well as the American acquisition. The decrease in average yields was due to the current low interest rate environment, the reinvestment of cash flows from accelerated prepayments on the investment portfolio into securities with lower yields and existing loans repricing at the current low interest rates, as well as lower new loan rates.
	Interest expense decreased $2.4 million or 12.6% for the second quarter of 2003 and $1.9 million or 5.4% for the first half of 2003,
compared to the corresponding periods in 2002.   As shown in Tables 1 and
2, the average rate paid on interest bearing liabilities for the second quarter of 2003 and the first half of 2003 decreased 50 and 52 basis points to 2.49% and 2.54%, respectively, compared to the corresponding periods in 2002. The decrease in the interest bearing liabilities rate was primarily due to WesBanco lowering rates on certain deposit products, which was partially offset by volume increases of $148.4 million or 5.8% and $327.5 million or 14.0%, for the second quarter of 2003 and the first half of 2003, respectively, compared to the corresponding periods in 2002.

                              Non-interest Income
                              -------------------
        Non-interest income, excluding net securities gains, increased $0.5 million or 8.2% and $1.7 million or 13.4% compared to the second quarter and first half of 2002. The increase is related to growth in deposit activity fees, increases in ATM and debit card interchange income, an increase in bank-owned life insurance income and, in addition, for the six month period, the American acquisition. Trust fees decreased $0.1 million or 4.4% and $0.3 million or 4.3% compared to the second quarter and first half of 2002. The decrease was primarily due to lower equity valuations, somewhat offset by new account relationships and growth in the WesMark funds. The market value of trust assets under management increased to approximately $2.5 billion at June 30, 2003 which was up from $2.3 billion at both December 31, 2002 and March 31, 2003, due to a recent recovery in valuations in the equity markets. Net securities gains increased $0.8 million for the second quarter of 2003 and $0.7 million for the first half of 2003, compared to the corresponding periods in 2002, as WesBanco sold certain agency mortgage-backed securities and collateralized mortgage obligations with recent high prepayment rates in order to reposition the investment portfolio to take advantage of current market opportunities.

                              Non-interest Expense
                              --------------------
        Non-interest expense for the second quarter and first half of 2003 increased $0.7 million or 3.7% and $2.9 million or 7.5% compared to the corresponding periods in 2002, respectively. The increase in non-interest expenses for the first half of 2003 in comparison to the first half of 2002 was impacted by the March 1, 2002 acquisition of American. In addition to the incrementally higher operating expenses due to American, WesBanco experienced a $0.8 million increase in pension costs and a $0.2 million increase in health insurance costs as well as a $0.3 million increase in marketing expenses. Assuming the American acquisition had occurred on January 1, 2002, non-interest expenses would have increased approximately $0.9 million or 2.2% for the first half of 2003 compared to the corresponding period last year. The increase in the second quarter comparison consisted primarily of an increase in salary and employee benefit expenses of $0.5 million resulting from rising health insurance and pension costs. The increase in these costs was partially offset by a reduction in staffing levels as average full-time equivalent employees decreased to 1,140 in the second quarter of 2003 from 1,170 in the second quarter of 2002.
	During the first half of 2003, three branches were closed through consolidation with nearby locations. WesBanco is currently evaluating additional branch restructurings and anticipates three to five branch sales or closings throughout the remainder of the year. Associated with these branch restructurings, WesBanco is looking to reduce total salary expense through attrition and a severance program.
	 Included in non interest expense were merger related expenses of $0.1 million and $0.2 million recorded in the second quarter and first half of 2003, compared to $0.7 million and $1.8 million, for the corresponding periods in 2002, all of which related to the American acquisition. In June of 2003 WesBanco included in other operating expense the write-off of $0.6 million in unamortized issuance costs associated with the redemption of the $12.65 million in trust preferred securities.
        The efficiency ratio, on a GAAP basis, was 60.20% and 58.33% for the second quarter and first half of 2003, compared to 56.27% and 55.19% for the corresponding periods in 2002.

                                 Income Taxes
                                 ------------
TABLE 3: Reconciliation of Income Tax Rates

                          For the Three Months Ended  For the Six Months Ended
                                  June 30,                     June 30,
                          --------------------------  ------------------------
                            2003            2002         2003           2002
                          ---------      -----------  ---------       --------
Federal statutory tax rate  35.0%           35.0%        35.0%          35.0%
Tax-exempt interest        (16.2)          (11.8)       (14.8)         (10.5)
State income tax, net
   of federal tax effect    (0.3)            3.3          0.7            3.4
Bank-owned life insurance
   income                   (3.2)           (0.9)        (2.8)          (0.7)
All other, net              (1.5)              -         (1.1)             -
                          ---------      -----------  ---------       --------
Effective tax rate          13.8%           25.6%        17.0%          27.2%
                          =========      ===========  =========       ========

WesBanco's federal and state income tax expense decreased $1.7 million or 58.4% and $2.9 million or 45.5% compared to the second quarter and first half of 2002. The decline in the effective tax rate, as noted in Table 3, was primarily due to an increase in state and municipal tax-exempt interest income and income on bank-owned life insurance, as well as the implementation of other strategic business and tax planning initiatives. For the remainder of 2003, management believes, subject to the continuation and realization of current tax strategies, that the effective tax rate should approximate 17% to 18%.

                              Financial Condition
                              -------------------
        Total assets of WesBanco were $3.4 billion as of June 30, 2003, an increase of $113.8 million or 3.4%, compared to total assets as of December 31, 2002. The increases were primarily in the cash and due from banks and investment securities areas as well as an increase in loans. Total liabilities of WesBanco were $3.1 billion as of June 30, 2003, an increase of $120.2 million or 4.0%, compared to December 31, 2002. The increase was primarily due to growth in total deposits as well as increases in trust preferred securities and other liabilities.

                                  Securities
                                  ----------
TABLE 4: Composition of Securities                 June 30,       December 31,
(dollars in thousands)                               2003             2002
                                                 ------------     ------------
Securities held to maturity (at amortized cost):
------------------------------------------------
 U.S. Treasury and Federal Agency securities      $   62,196       $   86,144
 Obligations of states and political subdivisions    380,553          382,752
 Other debt securities                                23,885           30,265
                                                 ------------     ------------
    Total securities held to maturity (fair value
     of $489,440 and $514,735, respectively)         466,634          499,161
                                                 ------------     ------------

Securities available for sale (at fair value):
----------------------------------------------
 U. S. Treasury and Federal Agency securities        350,829          362,694
 Obligations of states and political subdivisions     14,673            8,152
 Corporate securities                                  6,688           19,968
 Collateralized mortgage obligations                 210,028           43,280
 Mortgage-backed securities                          213,426          254,643
 Equity securities                                     6,329            5,998
                                                 ------------     ------------
    Total securities available for sale
     (amortized cost of $788,751 and $677,590
       respectively)                                 801,973          694,735
                                                 ------------     ------------
     Total securities                             $1,268,607       $1,193,896
                                                 ============     ============

	Total investment securities increased $74.7 million or 6.3% at June 30, 2003, compared to December 31, 2002. The increase in investment securities was primarily due to growth in core deposits. Additional security purchases were funded by fixed rate, intermediate term Federal
Home Loan Bank borrowings. At June 30, 2003, the average yield of the available for sale portfolio was 3.90% with a weighted average life of 1.9 years, compared to 4.94% and 2.2 years at December 31, 2002. For the same period, the average yield of the held to maturity portfolio was 6.40% with a weighted average life of 4.8 years, compared to 6.30% and 5.0 years at December 31, 2002. The decrease in the weighted average life was primarily due to increased prepayments on collateralized mortgage obligations and mortgage-backed securities. Cash flows from the portfolio due to calls, maturities and prepayments increased to $350.1 million for the first half of 2003, compared to $94.6 million for the first half of 2002. The reinvestment of these cash flows into lower yielding securities, along with increased premium amortization on mortgage backed securities and collateralized mortgage obligations due to elevated prepayment rates, has decreased the portfolio's yield for the first half of 2003 to 5.12%, compared to 5.75% for the year ended December 31, 2002 and the first quarter's 5.35%. WesBanco has primarily replaced its called and sold securities with lower yielding, intermediate term collateralized mortgage obligations and mortgage-backed securities with average durations approximating two years and yields approximating 100 basis points lower than the replaced assets. At June 30, 2003, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 1.00% and 1.58%, respectively. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the investment portfolio, is subject to increased amortization in times of accelerated prepayments. Total discount on the investment portfolio relates primarily to the obligations of states and political subdivisions and is accreted into income over the life of the securities. The premium amortization on the investment portfolio recorded as a reduction to interest income for the second quarter and first half of 2003 was $ 2.0 million and $3.3 million, respectively, compared to $0.6 million and $1.0 million for the corresponding periods in 2002. Discount accretion on the investment portfolio recorded into income for the second quarter and first half of 2003 was $0.4 million and $0.9 million, respectively, compared to $0.5 million and $0.8 million for the corresponding periods in 2002.
 	Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected a $13.2 million market gain as of June 30, 2003, compared to a $17.1 million market gain as of December 31, 2002. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco may somewhat impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.

                            Loans and Credit Risk
                            ---------------------
TABLE 5: Composition of Loans

                                               Percent                 Percent
  (dollars in thousands)           June 30,      of      December 31,    of
                                     2003       Total       2002        Total
                               ------------------------ -----------------------
  Commercial                     $  323,026     17.6%     $  306,071    16.8%
  Commercial real state             548,024     29.8         504,902    27.7
  Residential real estate           576,390     31.3         573,819    31.5
  Home equity                       113,201      6.2         117,964     6.5
  Consumer                          278,189     15.1         318,129    17.5
                               ------------------------ -----------------------
  Loans, net of unearned income  $1,838,830    100.0%     $1,820,885   100.0%
                               ------------------------ -----------------------

	Total loans increased $17.9 million or 1.0% at June 30, 2003 compared to December 31, 2002 as a result of strong growth in commercial lending activity, which was offset by a decline in consumer loans. Commercial loans increased $17.0 million or 5.5%, while commercial real estate loans increased $43.1 million or 8.5%. These increases are a result of a greater focus on new business development in all markets which was achieved by adding new lenders in key markets such as Columbus, Ohio and Western Pennsylvania and renewed efforts in existing West Virginia markets. Residential real estate loans increased $2.6 million or 0.4% despite rapid prepayments of both higher fixed rate and adjustable rate mortgages.
WesBanco originated $111.0 million in new residential real estate loans for its portfolio during the first half of 2003 compared to $76.7 million during the same period in 2002. The $111.0 million in new originations for the first half of 2003 were evenly divided between 15-year fixed-rate and adjustable rate loans. The majority of the adjustable rate mortgages have initial rates that are fixed for up to five years and have repricing frequencies ranging from one to five years, thereafter. In June 2003, WesBanco also purchased $10.1 million in 15-year fixed-rate residential real estate loans, in a pool, which has similar characteristics as
WesBanco's current residential real estate portfolio and are geographically located in central Pennsylvania. Residential real estate loans originated for sale in the secondary market decreased 21.7% to $23.1 million for the first half of 2003 compared to $29.5 million for the same period in 2002, reflecting WesBanco's focus on originating residential real estate loans for its own portfolio to counter rapidly increasing prepayments. Home equity loans decreased $4.8 million or 4.0% due to normal fluctuations in the usage of home equity lines and reductions due to homeowner refinancing of both their first mortgage and home equity line. Consumer loans decreased $39.9 million or 12.6% primarily as a result of the continued planned reduction in indirect automobile lending, coupled with strong competition from automobile manufacturing finance companies offering low or zero interest rate loans primarily in the new car segment. The yield on loans continues to decrease due to lower rates on new loans and scheduled or negotiated repricing of existing loans at current historic low market rates.
	WesBanco enters into various commitments to extend credit in the normal course of business, which are accounted for in accordance with
generally accepted accounting principles.   Those instruments include
revolving lines of credit to businesses and consumers as well as letters of credit that involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Since many of those commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WesBanco adheres to the same credit policies in making such commitments as it does for on-balance sheet instruments, which includes requiring collateral or other security to support financial instruments with off-balance sheet credit risk. WesBanco's exposure to credit losses on such commitments is limited to the contractual amount of those instruments. Expected losses on such commitments are recorded in other liabilities.
	Commitments for lines of credit were $320.4 million at June 30, 2003 compared to $262.0 million at December 31, 2002. This increase is primarily due to growth in operating lines of credit to businesses and commercial real estate construction loans. Commitments for letters of credit were $30.7 million at June 30, 2003 and $29.1 million at December
31, 2002. The expected losses recorded by WesBanco for these guarantees were insignificant at June 30, 2003.

TABLE 6: Non-performing Assets and Loans Past Due 90 Days or More

                                          June 30,        December 31,
  (dollars in thousands)                    2003              2002
                                        -----------      --------------
  Non-accrual loans                       $ 14,867          $  7,480
  Renegotiated loans                           663             2,646
                                        -----------      --------------
    Total non-performing loans              15,530            10,126
  Other real estate owned and
    repossessed assets                       3,862             4,213
                                        -----------      --------------
    Total non-performing assets             19,392            14,339
  Other impaired loans                       6,488            11,249
                                        -----------      --------------
    Total non-performing assets and
     other impaired loans                 $ 25,880          $ 25,588
                                        ===========      ==============

  Loans past due 90 days or more          $  8,091          $ 12,105
                                        ===========      ==============

Non-performing loans as a percentage of
  total loans                                 0.84%             0.56%
Non-performing assets as a percentage of
  total assets                                0.57%             0.43%
Non-performing assets as a percentage of
  total loans, other real estate
    owned and repossessed assets              1.05%             0.79%
Non-performing loans and loans 90 days
  or more past due as a
    percentage of total loans                 1.28%             1.22%

	Non-performing loans, excluding loans past due 90 days or more, increased $5.4 million or 53.4%, compared to December 31, 2002. Of the total increase, $3.8 million represents commercial real estate loans to the lodging industry as that sector of the economy has been particularly impacted by a decrease in both business and leisure travel. At June 30, 2003, total loans to the lodging industry represented 2.3% of total loans, approximately 9.1% of which were non-performing. The remaining $1.6 million increase in non-performing loans is comprised of smaller credits, which are not within any single industry and reflect the impact of economic conditions on those businesses. Non-performing loans as a percentage of total loans increased to 0.84% at June 30, 2003, compared to 0.56% at December 31, 2002. Loans past due 90 days or more decreased $4.0 million or 33.2%, compared to December 31, 2002 as a result of certain loans migrating to non-performing status, increased collection efforts and charge-offs.
	WesBanco considers all non-performing loans to be impaired. In addition, WesBanco also categorizes certain other commercial loans as impaired under SFAS No. 114. Such other impaired loans at June 30, 2003 were $6.5 million compared to $11.2 million at December 31, 2002. This decrease reflects $2.8 million in loans moving to non-accrual status, $1.4 million in loans that are no longer considered to be impaired and $0.6 million in normally occurring repayments.
        WesBanco monitors the overall quality of its loan portfolio and off-
balance sheet commitments through various methods.   Subsequent to loan
origination, the process used to measure and monitor credit risk depends on the type of loan. Monitoring the level and trend of delinquent loans is a basic practice for all loan types. Credit risk in the residential real estate, home equity and consumer portfolios is also managed by monitoring market conditions that may impact groups of borrowers or collateral values. Credit risk in the commercial and commercial real estate loan portfolio is managed by monitoring the portfolio for potential concentrations of credit and monitoring borrower compliance with applicable loan covenants. Credit risk is also monitored by an independent loan review function which performs, among other procedures, reviews of large commercial loans within 90 days of origination, periodic reviews of commercial loan relationships and consumer loan credit quality trends, charge-offs and compliance with underwriting guidelines. Underwriting standards are adjusted when appropriate.

TABLE 7: Allowance for Loan Losses
 (dollars in thousands)                             For the Six Months Ended
                                                             June 30,
                                                  ---------------------------
                                                     2003             2002
                                                  ----------       ----------
 Balance, at beginning of period                   $ 25,080         $ 20,786
 Allowance for loan losses of acquired bank            -               3,903

 Charge-offs:
   Commercial                                        (1,576)            (416)
   Commercial real estate                              (186)          (1,650)
   Residential real estate                             (215)             (76)
   Home equity                                          (23)             (58)
   Consumer                                          (2,243)          (2,495)
                                                  ----------       ----------
 Total Charge-offs                                   (4,243)          (4,695)
                                                  ----------       ----------

 Recoveries:
   Commercial                                            63              109
   Commercial real estate                                10                9
   Residential real estate                               23                2
   Home equity                                            -                2
   Consumer                                             186              166
                                                  ----------       ----------
 Total Recoveries                                       282              288
                                                  ----------       ----------
   Net loan charge-offs                              (3,961)          (4,407)
 Provision for loan losses                            4,459            3,999
                                                  ----------       ----------
  Balance, at end of period                        $ 25,578         $ 24,281
                                                  ==========       ==========

Annualized net loan charge-offs to average
  loans outstanding                                    0.44%            0.51%
Allowance for loan losses to total loans               1.39%            1.32%
Allowance for loan losses to total non-
  performing loans (times)                             1.65             2.21
Allowance for loan losses to total
  non-performing loans and
    loans past due 90 days or more (times)             1.08             1.11

	The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. The allowance is reduced by charge-offs, net of recoveries, and increased by charging a provision to operations to maintain the allowance at the level determined appropriate by management.
        Management evaluates the adequacy of the allowance for loan losses at least quarterly. The allowance is the sum of various components. One component is based on a review of individual loans for which impairment is estimated in accordance with SFAS 114. Individual loans are tested for impairment based on their internal risk grade. The other components are for collective impairment of pools of loans that are estimated in accordance with SFAS 5. The collective impairment components include amounts based on historical loss experience with appropriate adjustments to reflect changing economic conditions, delinquency and non-performing loan trends, changes in risk associated with lending to certain industries, and other relevant factors. Historical loss experience for commercial and commercial real estate loans is derived from a migration analysis, which computes losses sustained on loans according to their internal risk grade. Historical loss experience for residential real estate, home equity and consumer loans is derived for each of those categories of loans in total, or for specific types of loans within those categories that contain similar risk characteristics. Each component of collective impairment is supported by relevant observable data relating to existing conditions. There have been no material changes in the observable data used by management to estimate loss between December 31, 2002 and June 30, 2003.
	The allowance for loan losses was $25.6 million or 1.39% of total loans at June 30, 2003, compared to $25.1 million or 1.38% of total loans at December 31, 2002 and $24.3 million or 1.32% at June 30, 2002. The allowance as a percentage of total loans has increased throughout 2003 primarily due to the extended downturn in the economy contributing to heightened levels of non-performing loans. The provision for loan losses increased $0.7 million or 40.9% for the second quarter of 2003 and $0.5 million or 11.5% for the first half of 2003, compared to the corresponding periods in 2002. The increase in the provision is attributable to commercial and commercial real estate loan growth, the current economic environment and higher non-performing loans. The allowance currently provides coverage of 1.65 times non-performing loans and 1.08 times non-performing loans plus loans past due 90 days or more. Net loan charge-offs for the first half of 2003 decreased $0.4 million or 10.1% compared to the same period in 2002 primarily due to a reduction in consumer loan losses.
Net loan charge-offs as a percentage of average total loans on an annualized basis for the second quarter and first half of 2003, were 0.53% and 0.44% respectively, compared to 0.37% and 0.51%, for the corresponding periods in 2002.

TABLE 8: Allocation of the Allowance for Loan Losses

(dollars in thousands)                    Percent                  Percent
                               June 30,     of       December 31,    of
                                 2003      Total        2002        Total
                              ---------   --------   ------------  --------
  Commercial                  $   7,346     28.7%     $   9,473      37.8%
  Commercial real estate         12,362     48.3          9,046      36.1
  Residential real estate         1,025      4.0            800       3.2
  Home equity                       226      0.9            106       0.4
  Consumer                        4,619     18.1          5,655      22.5
                             ---------------------   ----------------------
   Total allowance for
       loan losses            $  25,578    100.0%     $  25,080     100.0%
                             =====================   ======================

	Changes in the allowance between December 31, 2002 and June 30, 2003 reflect overall changes in the composition and risk characteristics of each
category of the loan portfolio.    The decrease in the allocation to
commercial loans is primarily attributable to charge-offs taken in 2003 on loans previously reserved for impairment. The increase in the allocation to commercial real estate loans is due to the significant growth in that category coupled with increased non-performing loans which necessitated higher general reserves and reserves for individually impaired loans. The decrease in the allowance for consumer loans is primarily due to decreases in loans in that category and, to a lesser extent, improvement in historical loss experience on those loans.

                               Deposits
                               --------
	Total deposits increased $68.9 million or 2.9% at June 30 2003, compared to December 31, 2002. Deposit growth, from December 31, 2002, reflected increases in all deposit categories. Money market accounts, which grew $41.7 million or 8.2%, represented the largest single increase as customers continue to favor WesBanco's competitively-priced money market product. The average rate paid on deposits for the first half of 2003 decreased to 2.32%, compared to 2.95% for the first half in 2002, as WesBanco reduced interest rates on most of its deposit products. Additional rate reductions for core deposit products, including interest bearing demand, savings and money market accounts were implemented in the third quarter of 2003 in response to the recent Federal Reserve rate cut. However, the current low interest rate environment may make it difficult to implement further deposit rate reductions needed to match asset yields which continue to reduce due to the prime rate decrease and increased security prepayments. Also, a third quarter money market account product restructuring, intended to lower its overall cost may result in a reduced growth rate as compared to growth over the last year.

               Borrowings and Trust Preferred Securities
               -----------------------------------------
	Federal Home Loan Bank ("FHLB") borrowings increased $22.0 million or 6.4% at June 30, 2003 compared to December 31, 2002. At June 30, 2003, FHLB borrowings had a weighted average interest rate of 4.01% compared to 4.21%
at December 31, 2002. FHLB borrowings have maturities ranging from the years 2003 to 2021 and are generally secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at
least equal to the outstanding balances.   WesBanco uses FHLB borrowings to
lengthen the maturities of shorter-term interest bearing liabilities in the current low interest rate environment.
	 WesBanco is evaluating the possibility of restructuring its longer-term, higher rate FHLB borrowings, which were acquired in the American acquisition, to determine the most effective method of reducing interest costs. WesBanco may incur prepayment penalties based on the current fair value of these borrowings if this restructuring is implemented.
	 Other borrowings, which include repurchase agreements, federal funds purchased, treasury tax and loan notes and at the parent company level, a commercial bank line of credit, decreased $20.1 million or 11.4% to $155.6 million for the six months ended June 30, 2003, compared to December 31, 2002, primarily due to a $19.0 million decrease in federal funds purchased and a $10.2 million decrease in the commercial bank line of credit, which was partially offset by an $8.5 million increase in repurchase agreements.
	In the second quarter of 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share plus accrued and unpaid interest. In June of 2003, WesBanco also created two new trusts, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which issued $30 million of Floating Rate Preferred Securities. Please refer to Note 6, "Trust Preferred Securities", for additional information.


TABLE 9: FHLB Maturities:

                                     Balance at         Average
(dollars in thousands)              June 30, 2003         Rate
                                    -------------      ----------
         2003                         $   50,000         4.62%
         2004                             44,900         4.96%
         2005                             40,155         3.50%
         2006                             45,011         2.77%
         2007                             61,857         3.02%
   2008 and thereafter                   123,415         4.55%
                                    -------------      ----------
         Total                        $  365,338         4.01%
                                    =============      ==========

TABLE 10: Other borrowed funds:
(dollars in thousands)
                                                June 30,    December 31,
                                                  2003         2002
                                               ------------------------
Federal funds purchased                        $      ---    $   19,000
Securities sold under agreement to repurchase     152,504       143,994
Treasury tax and loan notes and other               3,060         2,440
Revolving line of credit, parent company              ---        10,200
                                               ----------    ----------
Total                                          $  155,564    $  175,634
                                               ==========    ==========


                              Capital Resources
                              -----------------
            At June 30, 2003 shareholders' equity totaled $318.7 million compared to $325.2 million at December 31, 2002. First half of 2003 activity reflects net income of $16.6 million less dividends paid to shareholders totaling $9.7 million and net treasury share purchases of $10.6 million. Accumulated other comprehensive income decreased $2.8 million to $1.5 million at June 30, 2003. Book value increased to $15.92 per share from $15.89 per share at December 31, 2002.
	In the first half of 2003, WesBanco repurchased a total of 480,876 shares through its current stock repurchase plan at an average cost of $24.28 per share. As of June 30, 2003, WesBanco had repurchased a total of 989,475 shares, with an additional 10,525 shares remaining for repurchase through the current one million-share stock repurchase plan approved by the Board on June 20, 2002.
	On April 17, 2003, WesBanco announced the adoption of a new stock repurchase plan, to be implemented after all shares from the previous plan have been acquired, to begin repurchasing up to an additional one million shares of WesBanco common stock representing approximately 4.9% of outstanding shares on the open market. The shares will be available for general corporate purposes, which may include future acquisitions, the shareholder dividend reinvestment plan and employee benefit plans. The timing, price and quantity of purchases under these programs are at the discretion of WesBanco and may be discontinued or suspended at any time.


TABLE 11: Capital Adequacy Ratios

                            Regulatory Requirements
                            -----------------------
                                          Well        June 30,  December 31,
                            Minimum    Capitalized      2003        2002
                            -------    -----------    --------  ------------
WesBanco, Inc.
--------------
 Tier I leverage capital      4.0%        N/A            8.70%      8.53%
 Tier I risk-based capital    4.0%        N/A           13.43%     12.95%
 Total risk-based capital     8.0%        N/A           14.64%     14.13%

WesBanco Bank, Inc.
-------------------
 Tier I leverage capital      4.0%        5.0%           7.64%      8.56%
 Tier I risk-based capital    4.0%        6.0%          11.82%     13.01%
 Total risk-based capital     8.0%       10.0%          13.03%     14.20%


       WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. At June 30, 2003, and December 31, 2002, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and was considered to be "well-capitalized" under FDICIA. There are no conditions or events that have occurred since June 30, 2003, that management believes may have changed WesBanco Bank's "well-capitalized" categorization.
        Recently, the Federal Reserve has become aware that FIN No. 46 may have implications on how trust preferred securities are reported on bank holding companies' financial statements. In addition SFAS No. 150 issued earlier this year provides accounting guidance that reflects the reporting of trust preferred securities. In response, the Board of Governors of the Federal Reserve System issued a supervisory letter, on July 2, 2003, instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. The
Federal Reserve may or may not allow institutions to continue to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming WesBanco was not allowed to include the $30.0 million in trust preferred securities issued by WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III in
Tier I capital, WesBanco would still significantly exceed the regulatory required minimums for capital adequacy purposes. If the WesBanco, Inc. Capital Trust II trust preferred securities are no longer allowed to be included in Tier I capital, WesBanco would be permitted to redeem the trust preferred securities, without penalty, while the WesBanco, Inc. Capital Statutory Trust III would carry an early redemption penalty.

                             Liquidity Risk
                             --------------

        Liquidity is defined as the degree of readiness to convert assets into cash with minimal loss. Liquidity risk is managed through WesBanco's ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Bank and
Parent Company liquidity ratios are monitored by WesBanco's Asset/Liability
Management Committee ("ALCO").   WesBanco determines the degree of
required liquidity by the relationship of total holdings of

liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is an important consideration of WesBanco's investment portfolio management. Federal funds sold, and all securities maturing within three months are classified as sources of liquid assets. These liquid assets, combined with the cash flow from the loan portfolio and the remaining sectors of the investment portfolio, deposit growth and other sources, adequately meet the liquidity requirements of WesBanco.
	Securities are the principal source of asset-funded liquidity. Securities totaled $1.3 billion at June 30, 2003, of which $802.0 million were classified as available for sale. At June 30, 2003, WesBanco had approximately $46.7 million in securities scheduled to mature within one year. Due to the current low interest rate environment, additional cash flows may be anticipated from approximately $180.8 million in callable bonds, which have call dates within the next year. Increased prepayments on mortgage-backed securities and collateralized mortgage-backed obligations are also expected to provide additional cash flows over the next twelve-month period. At June 30, 2003, WesBanco had $791.6 million of unpledged securities, excluding FHLB blanket liens, which could be used for collateral or sold. Cash and due from banks of $101.7 million at June 30, 2003, also serve as additional sources of liquidity.
	Deposits are the principal factor affecting liability liquidity. Deposits totaled $2.5 billion at June 30, 2003. Deposit flows are impacted by current interest rates, rates and products offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $452.6 million at June 30, 2003. In addition to the core deposit base, WesBanco's banking subsidiary maintains a line of credit with the FHLB as an additional liability-funding source. Available lines of credit at June 30, 2003 and December 31, 2002 approximated $830.4 million and $589.4 million, respectively.
	 The principal source of parent company liquidity are dividends from WesBanco's banking subsidiary. There are various legal limitations under Federal and State laws regarding the payment of dividends from WesBanco
Bank, Inc., WesBanco's banking subsidiary, to the parent company. WesBanco obtained a $40.0 million upstream dividend from WesBanco Bank, Inc., in the second quarter of 2003 with approval from the Federal Reserve. No further dividends are projected to be declared for the remainder of 2003 and a portion of 2004 without Federal Reserve approval. Additional Parent Company liquidity is provided by the Parent's investment security portfolio, available lines of credit with an independent commercial bank and WesBanco Bank, Inc., as well as the issuance of trust preferred securities.
	Management believes that WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

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


	WesBanco's ALCO, comprised of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. Certain shortcomings are inherent in the methodologies used in the earnings simulation model. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying level of interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes
will approximate actual future results.   Moreover, the net interest income
sensitivity chart presented in Table 12 assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration of the maturity or repricing of specific assets and liabilities. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.

TABLE 12: Net Interest Income Sensitivity

                                Percentage Change in
        Change in            Net Interest Income from Base
        Interest Rates       --------------------------------       ALCO
        (basis points)       June 30, 2003  December 31, 2002     Guidelines
        --------------------------------------------------------------------
              +200                +0.99%          -1.10%         +/- 5.0%
              Flat                 ---             ---               ---
              +100                +1.13%          +0.02%             N/A
              -100                -2.16%          -0.10%             N/A

	Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco's current policy limits this exposure to +/- 5.0% of net interest income from the base model for a 12-month period. Table 12 shows WesBanco's interest rate sensitivity at June 30, 2003 and December 31, 2002 assuming both a 200 and 100 basis point interest rate change, compared to a base model. Since management believes that a 200 basis point decline in market interest rates is unlikely, only a 100 basis point change was evaluated by ALCO. The earnings simulation model projects that net interest income for the next 12-month period would increase by approximately 0.99% if interest rates were to rise immediately by 200 basis points. Net interest income would decline by approximately 2.16% if interest rates were to decline by 100 basis points.
	WesBanco's ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. Among these strategies evaluated is the utilization of interest rate swap agreements. These interest rate swap agreements, purchased at various times in 2001 are currently used to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. The notional value of interest rate swap agreements outstanding was approximately $104.3 million at June 30,


2003 compared to $110.5 million at December 31, 2002. Related market losses of $3.7 million, net of tax, at June 30, 2003 and $3.4 million, net of tax, at December 31, 2002, are recorded in other comprehensive income.
	Current strategies initiated by ALCO to stabilize the net interest margin in the current low interest rate environment include reducing the cost of funds by adjusting rates on short-term certificates of deposit, savings, NOWs and money market accounts. During the second half of 2003, WesBanco will also evaluate methods to reduce interest costs on long-term FHLB borrowings. Loan growth will continue to be an important strategy throughout the remainder of the year as WesBanco focuses on commercial loan growth in its new market areas.

Item 4. - Controls and Procedures
---------------------------------
	Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief
Executive Officer and Chief Financial Officer have concluded that as of the end of the quarterly period covered by this report, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.
 	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------
	On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), presently pending in the United States District Court for the Northern District of West Virginia. WesBanco has essentially become the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs now asserts that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case.
The Judge handling the case is a military reservist and has been called to active duty and there is some uncertainty as to the timeframe for proceedings in the matter. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.
	On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of the WesBanco's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital.
WesBanco's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. WesBanco's banking subsidiary did make a loan to the plaintiff's company which became delinquent and the bank did recover a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against WesBanco's banking subsidiary. The case is currently in its discovery phase. The broad and sweeping nature of the alleged conduct makes it difficult to assess the substance of Complaint. The bank intends to vigorously defend the suit and believes that there is no merit to the allegations of the Complaint.
	WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Item 2. - Changes in Securities and Use of Proceeds
---------------------------------------------------
     On June 19, 2003, WesBanco Capital Trust II formed by WesBanco under the laws of Delaware, issued a $13.0 million Junior Subordinated Note, due June 30, 2033, to a statutory trust which issued 13,000 shares of trust preferred securities with a liquidation value of $13.0 million, based upon this note and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco Capital Trust II issued 410 common securities to WesBanco with a liquidation value of $0.4 million.
The Trust Preferred Securities were issued and sold in a private placement offering. Interest is payable quarterly at a rate of 5.80% for the first five years ("no call period"), which will then reset quarterly beginning on June 30, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.15%. The note matures on June 30, 2033, and may be redeemed on or after June 30, 2008, without penalty, after the no call period. The note and trust preferred securities provide that WesBanco has the right to elect to defer the payment of interest on the note and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on the debenture, it may not, among other things, declare or pay any dividends on its common stock during any such period. The net proceeds received by WesBanco will be used to reduce outstanding indebtedness, fund the current stock repurchase plan and for general working capital purposes.
        The trust preferred securities were sold to Trapeza CDO III, LLC. A discount in the amount of $0.3 million was earned by Trapeza CDO III, LLC in connection with the private placement. This private placement was limited to a single institutional investor which qualified as an "accredited investor" as defined in Rule 501(a) of Regulation D. The issuance of the note and the related trust preferred securities was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act").
	On June 26, 2003, WesBanco, Inc. Capital Statutory Trust III formed by WesBanco under the laws of Connecticut, issued a $17.0 million
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due
June 26, 2033, to a statutory trust which issued 17,000 shares of trust preferred securities with a liquidation value of $17.0 million, based upon this debenture and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco, Inc. Capital Statutory Trust III issued 526 common securities to WesBanco with a liquidation value of $0.5 million. The trust preferred securities were issued and sold in a private placement offering. Interest is payable quarterly at a rate of 5.55% for the first five years, which will then reset quarterly beginning on June 26, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.10%. The debenture matures on June 30, 2033, and may be redeemed on or after June 30, 2008, without penalty, after the no call period. The debenture and trust preferred securities provide that WesBanco has the right to elect to defer the payment of interest on the debenture and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on the debenture, it may not declare or pay any dividends on its common stock during any such period. The net proceeds received by WesBanco will be used to reduce outstanding indebtedness, fund the current stock repurchase plan and for general working capital purposes.
	The trust preferred securities were sold to Preferred Term Securities X, Ltd. A discount in the amount of $0.5 million was earned by FTN
Financial Capital Markets and Keefe, Bruyette & Woods, Inc. in connection with the private placement. This private placement was limited to a single institutional investor, which qualified as an "accredited investor" as defined in Rule 501(a) of Regulation D. The issuance of the debenture and the related trust preferred securities was exempt from registration under the Securities Act
	On June 30, 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust
I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of Trust Preferred
Securities were redeemed at a price of $10.00 per share.

Item 3. - Defaults Upon Senior Securities
-----------------------------------------
          Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          Not Applicable


Item 5. - Other Information
---------------------------
 	On July 22, 2003, WesBanco Bank, Inc. (the "Bank"), the wholly-owned banking subsidiary of WesBanco, Inc., entered into an informal agreement with the Federal Reserve Bank of Cleveland and the West Virginia Department of Banking (the "regulatory agencies") to improve and strengthen the Bank's "Bank Secrecy Act" (the "BSA") controls and procedures. The Bank will work closely with the regulatory agencies over the next several months to develop a written plan to improve its BSA record-keeping and reporting procedures, implement an enhanced customer due diligence program, improve its internal compliance procedures and audit testing of the processes and controls, and engage an independent third party to complete an audit of such newly-implemented controls and procedures.
	The informal agreement requires periodic and ongoing reporting of the Bank's written plan and implementation thereof until all corrections required under the terms of the informal agreement are completed to the satisfaction of the regulatory agencies. The informal agreement imposes no other regulatory restrictions.

Item 6(a). - Exhibits
---------------------
4.1 Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee

4.2  Amended and Restated Declaration of Trust of WesBanco, Inc. Capital
     Trust II

4.3 Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.2)

4.4 Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.2)

4.5  Guarantee Agreement between WesBanco, Inc. and  The Bank of New York

4.6 Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee

4.7 Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III

4.8 Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.7)

4.9 Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.7)

4.10 Guarantee Agreement between WesBanco, Inc. and U.S. Bank National
     Association

10.1 Employment agreement with Peter Jaworski

31.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's and Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b). - Reports on Form 8-K
--------------------------------
	On July 1, 2003 WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Press Release dated July 1, 2003; Announcing the redemption of all 8.5% Junior Subordinated Deferrable Interest Debentures and the receipt of $30 million from two pooled Trust Preferred Transactions.

	On July 17, 2003, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Press Release dated July 17, 2003; containing the earnings for the six months ended June 30, 2003.

	On July 30, 2003, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Representatives of the Registrant conducted a presentation to a group of analysts and investors at the Community Bank Conference in New York City sponsored by Keefe, Bruyette, & Woods, Inc. ("KBW") at the Metropolitan Club, in New York City, NY, on July 30 and 31, 2003. This Registrant will present on Thursday, July 31, 2003, at approximately 1:55 P.M. EST. The conference will be web cast on the KBW website, www.kbw.com.



                               SIGNATURES
                               ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WESBANCO, INC.


                                         /s/ Paul M. Limbert
Date:   August 13, 2003                  --------------------------------
                                         Paul M. Limbert
                                         President and Chief Executive Officer

                                         /s/ Robert H. Young
Date:   August 13, 2003                  --------------------------------
                                         Robert H. Young
                                         Executive Vice President and Chief
                                         Financial Officer