Form 10-Q
period 2003-09-30
WESBANCO INC
filed 2003-11-13
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0 -8467

WESBANCO, INC.

(Exact name of registrant as specified in its charter)
West Virginia	55-0571723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Bank Plaza, Wheeling, WV	26003

(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. WesBanco had 19,810,979 shares outstanding at October 31, 2003.

	WESBANCO, INC.
	TABLE OF CONTENTS

ITEM #	ITEM	PAGE NO.

	PART I – FINANCIAL INFORMATION

1	Financial Statements and Accompanying Notes	3 - 13

2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 27

3	Quantitative and Qualitative Disclosures About Market Risk	27 - 29

4	Controls and Procedures	29

	PART II – OTHER INFORMATION

1	Legal Proceedings	29 - 30

2	Changes in Securities and Use of Proceeds	30

3	Defaults Upon Senior Securities	30

4	Submission of Matters to a Vote of Security Holders	30

5	Other Information	30 - 31

6(a)	Exhibits	31

6(b)	Reports on Form 8-K	31

Signatures		32

Exhibits - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		E-1 - E-2

Exhibits - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		E-3

2

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements
Consolidated Balance Sheets at September 30, 2003 and December 31, 2002, and Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 are set forth on the following pages.
In the opinion of the management of WesBanco, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of what results may be attained for the entire year.
For further information, refer to WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2002, which includes the 2002 Annual Report to Shareholders, and includes consolidated financial statements and footnotes thereto.

3

WESBANCO, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value amount)	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	$91,034	$80,101
Due from banks – interest bearing	2,734	984
Federal funds sold	—	—
Securities:
Held to maturity (fair values of $466,224 and $514,735, respectively)	450,464	499,161
Available for sale, carried at fair value	784,882	694,735

Total securities	1,235,346	1,193,896

Loans, net of unearned income	1,881,024	1,820,885
Allowance for loan losses	(26,236)	(25,080)

Net loans	1,854,788	1,795,805

Premises and equipment, net	54,166	55,725
Accrued interest receivable	19,046	20,024
Goodwill	49,588	49,520
Core deposit intangible, net	8,278	9,310
Bank-owned life insurance	65,335	62,916
Other assets	32,531	28,950

Total Assets	$3,412,846	$3,297,231

LIABILITIES
Deposits:
Non-interest bearing demand	$315,197	$301,262
Interest bearing demand	292,421	276,131
Money market accounts	556,856	508,062
Savings deposits	355,455	357,290
Certificates of deposit	942,116	957,211

Total deposits	2,462,045	2,399,956

Federal Home Loan Bank borrowings	363,594	343,324
Other borrowings	202,534	175,634
Trust preferred securities	30,000	12,650

Total borrowings	596,128	531,608

Accrued interest payable	5,934	7,939
Other liabilities	33,893	32,557

Total Liabilities	$3,098,000	$2,972,060

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock ($2.0833 par value; 50,000,000 shares authorized;
21,319,348 shares issued)	44,415	44,415
Capital surplus	52,886	52,855
Retained earnings	258,127	246,148
Treasury stock (1,504,250 and 857,603 shares, respectively, at cost)	(36,319)	(20,482)
Accumulated other comprehensive income (loss)	(2,164)	4,305
Deferred benefits for directors and employees	(2,099)	(2,070)

Total Shareholders’ Equity	314,846	325,171

Total Liabilities and Shareholders’ Equity	$3,412,846	$3,297,231

See Notes to Consolidated Financial Statements.

WESBANCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

INTEREST INCOME
Loans, including fees	$ 29,751	$ 31,571	$86,605	$ 94,141
Securities:
Taxable	7,677	9,014	24,322	25,294
Tax-exempt	4,476	4,233	13,298	11,506

Total interest on securities	12,153	13,247	37,620	36,800

Federal funds sold	21	168	225	480

Total interest income	41,925	44,986	124,450	131,421

INTEREST EXPENSE
Interest bearing demand deposits	223	395	807	1,342
Money market accounts	2,573	3,446	8,509	9,871
Savings deposits	295	1,063	1,604	3,020
Certificates of deposit	7,330	9,741	24,112	29,167

Total interest on deposits	10,421	14,645	35,032	43,400
Federal Home Loan Bank borrowings	3,395	3,185	10,618	8,197
Other borrowings	573	693	1,764	2,091
Trust preferred securities	436	275	1,016	642

Total interest expense	14,825	18,798	48,430	54,330

Net interest income	27,100	26,188	76,020	77,091
Provision for loan losses	2,499	2,757	6,958	6,757

Net interest income after provision for loan losses	24,601	23,431	69,062	70,334

NON-INTEREST INCOME
Trust fees	2,927	2,496	8,525	8,346
Service charges on deposits	3,095	2,832	8,798	7,929
Bank-owned life insurance	833	944	2,450	1,114
Other income	920	779	2,164	1,907
Net securities gains (losses)	235	(322)	2,588	1,361

Total non-interest income	8,010	6,729	24,525	20,657

NON-INTEREST EXPENSE
Salaries and wages	8,464	7,928	24,515	23,324
Employee benefits	2,673	2,531	7,715	6,247
Net occupancy	1,358	1,351	4,190	3,710
Equipment	1,834	1,811	5,471	5,102
Core deposit intangible amortization	372	549	1,032	1,271
Other operating	5,664	4,906	18,198	15,470
Merger-related expenses	64	342	248	2,123

Total non-interest expense	20,429	19,418	61,369	57,247

Income before provision for income taxes	12,182	10,742	32,218	33,744
Provision for income taxes	2,390	1,782	5,798	8,038

Net Income	$ 9,792	$ 8,960	$ 26,420	$ 25,706

Earnings per share	$ 0.49	$ 0.43	$ 1.31	$ 1.26

Average shares outstanding	19,941,034	20,941,398	20,141,778	20,397,493

Dividends per share	$0.24	$0.235	$0.72	$0.70

See Notes to Consolidated Financial Statements.
5

WESBANCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, dollars in thousands, except per share amounts)
						Accumulated	Deferred
						Other	Benefits for
	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &

	Shares	Amount	Surplus	Earnings	Stock	Income/(Loss)	Employees	Total

December 31, 2001	17,854,497	$43,742	$58,663	$230,924	$(76,183)	$ 3,560	$(2,505)	$258,201

Net income				25,706				25,706
Change in accumulated other comprehensive income						3,188		3,188

Comprehensive income								28,894
Cash dividends:
Common stock ($.70 per share)				(14,769)				(14,769)
Treasury shares purchased – net of sales	(485,305)		(165)		(11,397)			(11,562)
Stock issued for acquisition	3,441,888	673	(5,638)		75,488			70,523
Deferred benefits for directors - net							(60)	(60)

September 30, 2002	20,811,080	$44,415	$52,860	$241,861	$(12,092)	$6,748	$(2,565)	$331,227

December 31, 2002	20,461,745	$44,415	$52,855	$246,148	$(20,482)	$4,305	$(2,070)	$325,171

Net income				26,420				26,420
Change in accumulated other comprehensive income						(6,469)		(6,469)

Comprehensive income								19,951
Cash dividends:
Common stock ($.72 per share)				(14,441)				(14,441)
Treasury shares purchased – net of sales	(646,647)		31		(15,837)			(15,806)
Deferred benefits for directors - net							(29)	(29)

September 30, 2003	19,815,098	$44,415	$52,886	$258,127	$(36,319)	$(2,164)	$(2,099)	$314,846

See Notes to Consolidated Financial Statements.

6

WESBANCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)	For the Nine Months Ended
Increase in Cash and Cash Equivalents	September 30,

	2003	2002

Cash Flows From Operating Activities:
Net income	$26,420	$25,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,390	4,195
Net amortization (accretion)	3,966	(798)
Provision for loan losses	6,958	6,757
Net gains on sales of securities	(2,588)	(1,361)
Net gain on sale of loans originated for sale	(456)	(413)
Deferred income taxes	(1,313)	(304)
Increase in cash surrender value of bank-owned life insurance	(2,419)	(502)
Loans originated for sale	(33,343)	(29,619)
Proceeds from the sale of loans originated for sale	33,522	34,192
Other – net	(129)	(15)
Net change in:
Interest receivable	978	728
Other assets and other liabilities	3,845	2,671
Interest payable	(2,005)	(1,738)

Net cash provided by operating activities	37,826	39,499

Cash Flows From Investing Activities:
Securities held to maturity:
Proceeds from maturities and calls	74,548	87,001
Payments for purchases	(25,355)	(220,993)
Securities available for sale:
Proceeds from sales	136,864	217,104
Proceeds from maturities and calls	417,044	88,703
Payments for purchases	(657,128)	(273,209)
Acquisition-net of cash	–	24,464
(Increase) decrease in net loans	(66,949)	57,837
Purchases of premises and equipment – net	(2,767)	(3,270)

Net cash used in investing activities	(123,743)	(22,363)

Cash Flows From Financing Activities:
Increase in deposits	63,261	7,766
Increase in Federal Home Loan Bank borrowings	21,404	29,484
Increase in other borrowings	23,800	8,320
Increase (decrease) in federal funds purchased	3,100	(30,000)
Redemption of trust preferred securities	(12,650)	–
Proceeds from the issuance of trust preferred securities	30,000	–
Dividends paid	(14,509)	(13,976)
Treasury shares purchased – net of sales	(15,806)	(11,562)
Other	–	(18)

Net cash provided by (used in) financing activities	98,600	(9,986)

Net increase in cash and cash equivalents	12,683	7,150
Cash and cash equivalents at beginning of period	81,085	82,275

Cash and cash equivalents at end of period	$93,768	$89,425

Supplemental disclosure of non-cash items:
Interest paid on deposits and other borrowings	$50,433	$56,068
Income taxes paid	5,780	7,825
Summary of business acquisition:
Fair value of assets acquired	–	$684,389
Stock issued for the purchase of American Bancorporation	–	(70,523)
Fair value of liabilities assumed	–	(644,509)

Goodwill recognized	$–	$(30,643)

See Notes to Consolidated Financial Statements.

7

WESBANCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies
Basis of presentation : The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2002 Annual Report for WesBanco, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at September 30, 2003. The reclassifications had no effect on net income.
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
New accounting standards: In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 requires a guarantor to make additional disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on WesBanco’s financial condition, results of operations or cash flows.
In January 2003, the FASB issued Interpretation (“FIN”) No. 46, "Consolidation of Variable Interest Entities" ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to improve financial reporting of special purpose and other entities. In accordance with FIN No. 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN No. 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN No. 46 were effective July 1, 2003 for VIEs entered into after January 31, 2003. In October 2003, the FASB issued an interpretation that deferred the effective date of FIN No. 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003 to periods that end on or after December 15, 2003.

    With respect to interests in entities subject to FIN No. 46, the adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements. However, WesBanco has determined that the provisions of FIN No. 46 may require deconsolidation of its subsidiary grantor trusts. In the event of a deconsolidation, the grantor trusts would be deconsolidated and the junior subordinated debentures of WesBanco owned by the grantor trusts would be recorded. No other impact of significance on WesBanco’s results of operations, financial condition or cash flows is expected from the adoption of FIN No. 46.
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, to SFAS No. 123, “Accounting for Stock-Based Compensation” fair value method of accounting, if a company so elects. This statement is effective for fiscal years ending after December 15, 2002. Currently, WesBanco has a stock-based option plan for certain key officers and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25. While SFAS No. 123 provides transitional guidance to those companies electing the fair value method of accounting, WesBanco has not to date elected such method nor has it determined whether it will adopt such methodology and fair value recognition.
The following table illustrates the pro forma net income and earnings per share if WesBanco had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

(Unaudited, dollars in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Net income as reported	$ 9,792	$ 8,960	$26,420	$25,706
Stock based employee compensation expense under the fair value based method – net of tax	(112)	(147)	(375)	(442)

Pro forma net income	$ 9,680	$ 8,813	$26,045	$25,264

Earnings per share as reported	$ 0.49	$ 0.43	$ 1.31	$ 1.26

Pro forma earnings per share	$ 0.48	$ 0.42	$ 1.29	$ 1.24

In April 2003, The FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. The statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this Statement is not expected to have a significant impact on WesBanco’s financial condition, results of operations or cash flows.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, WesBanco’s third quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the statement’s scope as a liability. The adoption of this Statement did not have a significant impact on WesBanco’s financial condition, results of operations or cash flows.

Note 2 – Completed Business Combination
On March 1, 2002, WesBanco completed the acquisition of American and the merger of American’s affiliate, Wheeling National Bank, Wheeling, West Virginia, with and into WesBanco’s affiliate, WesBanco Bank, Inc. Under the terms of the transaction, WesBanco exchanged 1.1 shares of WesBanco common stock for each share of American common stock. A total of 3,441,888 shares of WesBanco common stock valued at $70.5 million were issued to fund the transaction. The transaction was accounted for using the purchase method of accounting. As of the acquisition date, American had total assets of approximately $678 million, deposits of $466 million and stockholders’ equity of $44 million.
The following table presents pro forma combined results of operations of WesBanco and American as if the business combination had been completed as of the beginning of 2002.

(unaudited, in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Net Interest Income	$ 27,100	$ 26,188	$ 76,020	$80,584
Net Income	9,792	8,960	26,420	25,709
Earnings Per Share	0.49	0.43	1.31	1.22

10

Note 3 – Business Segments
WesBanco operates two reportable segments: community banking, and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets under management of the trust and investment services segment was approximately $2.5 billion at September 30, 2003 and $2.3 billion at December 31, 2002. These assets are held by WesBanco’s affiliate, WesBanco Bank, Inc. in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheet.
The following table provides selected financial information for the segments of WesBanco:

(unaudited, dollar in thousands)	Community Banking	Trust & Investment Services	Consolidated

For the Three Months Ended September 30, 2003:
Net interest income	$ 27,100	---	$ 27,100
Provision for loan losses	2,499	---	2,499
Non-interest income	5,083	$ 2,927	8,010
Non-interest expense	18,548	1,881	20,429
Provision for income taxes	1,971	419	2,390
Net income	9,165	627	9,792

For the Three Months Ended September 30, 2002:
Net interest income	$ 26,188	---	$ 26,188
Provision for loan losses	2,757	---	2,757
Non-interest income	4,233	$ 2,496	6,729
Non-interest expense	17,745	1,673	19,418
Provision for income taxes	1,452	330	1,782
Net income	8,467	493	8,960

(unaudited, dollars in thousands)	Community Banking	Trust & Investment Services	Consolidated

For the Nine Months Ended September 30, 2003:
Net interest income	$ 76,020	---	$ 76,020
Provision for loan losses	6,958	---	6,958
Non-interest income	16,000	$ 8,525	24,525
Non-interest expense	55,854	5,515	61,369
Provision for income taxes	4,594	1,204	5,798
Net income	24,614	1,806	26,420

For the Nine Months Ended September 30, 2002:
Net interest income	$ 77,091	---	$ 77,091
Provision for loan losses	6,757	---	6,757
Non-interest income	12,311	$ 8,346	20,657
Non-interest expense	52,202	5,045	57,247
Provision for income taxes	6,717	1,321	8,038
Net income	23,726	1,980	25,706

11

Note 4 – Goodwill and Core Deposit Intangible
   WesBanco’s Consolidated Balance Sheet reflects goodwill of $49.6 million at September 30, 2003 and $49.5 million at December 31, 2002. In 2002, WesBanco capitalized $30.6 million in goodwill and $11.1 million in core deposit intangibles in connection with the American acquisition. The core deposit intangible is being amortized over a weighted average remaining useful life of 8 years. Amortization expense of the core deposit intangible was $0.4 million for the third quarter of 2003 and $1.0 million for the nine months ended September 30, 2003 compared to $0.5 million and $1.3 million for the corresponding periods in 2002.
Core deposit intangible amortization for each of the next five years is as follows:

(Unaudited, dollars in thousands)
Year	Amount

Remainder of 2003	$ 369
2004	1,256
2005	1,042
2006	878
2007	742

Note 5 – Other Comprehensive Income
The changes in accumulated other comprehensive income are as follows:
(Unaudited, dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	$ (6,594)	$ 4,905	$ (8,336)	$ 10,398
Related income tax (expense) benefit	2,605	(1,937)	3,293	(4,107)
Net securities (gains) losses reclassified into earnings	(489)	397	(2,671)	(1,265)
Related income tax expense (benefit)	193	(157)	1,055	499

Net effect on other comprehensive income for the period	(4,285)	3,208	(6,659)	5,525

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	1,105	(2,699)	456	(3,701)
Related income tax (expense) benefit	(436)	1,052	(180)	1,464
Net derivative (gains) losses reclassified into earnings	(47)	(53)	(142)	(163)
Related income tax expense (benefit)	18	21	56	63

Net effect on other comprehensive income for the period	640	(1,679)	190	(2,337)

Total change in other comprehensive income (loss)	$ (3,645)	$ 1,529	$ (6,469)	$ 3,188

The activity in accumulated other comprehensive income for the nine months ended September 30, 2003 and 2002 are as follows:

(Unaudited dollars in thousands)	Minimum Pension Liability	Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total

Balance, December 31, 2001	$ -	$ 4,449	$ (889)	$ 3,560
Period change, net of tax	-	5,525	(2,337)	3,188

Balance, September 30, 2002	$ -	$ 9,974	$ (3,226)	$ 6,748

Balance, December 31, 2002	$ (2,955)	$ 10,336	$ (3,076)	$ 4,305
Period change, net of tax	-	(6,659)	190	(6,469)

Balance, September 30, 2003	$ (2,955)	$ 3,677	$ (2,886)	$ (2,164)

Note 6 – Trust Preferred Securities
In June of 2003, WesBanco formed WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III (the “Trusts”). These Trusts were formed for the purpose of issuing $30.0 million in trust preferred securities through two pooled trust preferred programs. The trust preferred securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Deferrable Interest Debentures issued by WesBanco (the “Junior Subordinated Debentures”). All proceeds from the sale of the trust preferred securities and the common securities issued by the Trusts are invested in Junior Subordinated Debentures, which are the sole assets of the Trusts. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debentures held by the Trusts. Undertakings made by WesBanco with respect to the trust preferred securities constitute a full and unconditional guarantee by WesBanco of the obligations of the trust preferred securities.
The following table provides information on the issuances of trust preferred securities by WesBanco during the nine months ended September 30, 2003:
Trust
	Preferred	Stated	Optional
	Securities	Maturity	Redemption
(Unaudited, dollars in thousands)	Issued	Date	Date	Interest rate

WesBanco, Inc. Capital Trust II	$ 13,000	6/30/2033	6/30/2008	Fixed rate of 5.80% through June 30, 2008, and three month LIBOR plus 3.15% thereafter

WesBanco, Inc. Capital Statutory Trust III	17,000	6/26/2033	6/26/2008	Fixed rate of 5.55% through June 26, 2008, and three month LIBOR plus 3.10% thereafter

Total trust preferred securities	$ 30,000

On June 30, 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share. In the second quarter of 2003, WesBanco included in other operating expenses, the write-off of $0.6 million in unamortized issuance costs related to the original issuance of these trust preferred securities.
Interest expense incurred for all trust preferred securities for the third quarter and nine months ended September 30, 2003 was $0.4 million and $1.0 million, respectively.

13

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents in further detail the financial condition and results of operations of WesBanco and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in this report.
Forward-looking statements: Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002, as well as Form 10-Q for the prior quarters ended June 30, 2003 and March 31, 2003, which are available at the SEC’s website (www.sec.gov) or at WesBanco’s website (www.wesbanco.com). Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements .
Critical accounting policies: WesBanco’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2003, have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2002 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Earnings Summary
Comparison of the Quarters and Nine Months Ended September 30, 2003 and 2002
WesBanco’s earnings per share increased 14.0% for the third quarter of 2003 to $0.49 compared to $0.43 for the third quarter of 2002. For the nine months ended September 30, 2003 earnings per share increased 4.0% to $1.31 compared to $1.26 for the corresponding period in 2002. Net income for the third quarter of 2003 increased 9.3% to $9.8 million compared to $9.0 million for the third quarter of 2002. Net income for the nine months ended September 30, 2003 increased 2.8% to $26.4 million compared to $25.7 million for the corresponding period in 2002. WesBanco’s annualized return on average assets measured 1.15% for the third quarter and 1.06% for the nine months ended September 30, 2003, compared to 1.11% and 1.14% for the corresponding periods in 2002. Annualized return on average equity increased to 12.42% for the third quarter and 11.07% for the nine months ended September 30, 2003, compared to returns of 10.71% and 10.92% for the corresponding periods in 2002, respectively. Annualized return on tangible assets was 1.17% for the third quarter and 1.08% for the nine months ended September 30, 2003, compared to 1.14% and 1.16% for the corresponding periods in 2002. Annualized return on tangible equity was 15.25% for the third quarter and 13.55% for the nine months ended September 30, 2003, compared to 13.17% and 13.15% for the corresponding periods in 2002.

Net Interest Income
Net interest income, which is WesBanco’s largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short and long term borrowings). Net interest income comprises 75.6% of total revenues for the nine months ended September 30, 2003. Net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
Net interest income for the third quarter of 2003 increased $0.9 million or 3.5% from the third quarter of 2002. The increase in the third quarter of 2003, as compared to 2002, resulted from adjustments to deposit rates, slower prepayment speeds in the loan and investment portfolios, increased loan volume and an increase to consumer loan interest income reflecting a $1.0 million pre-tax adjustment to the accumulated amortization of deferred origination costs incurred for certain indirect loans. The net interest margin decreased to 3.79% for the third quarter of 2003 compared to 3.86% for 2002. The impact on net interest income resulting from this rate decrease was more than offset by the volume of average earning assets increasing $158.8 million or 5.4%, compared to 2002. The net interest margin grew in the third quarter of 2003 to 3.79% as compared to 3.44% in the second quarter of 2003 and 3.65% in the first quarter of 2003.
For the nine months ended September 30, 2003, net interest income decreased $1.1 million or 1.4% compared to the corresponding period in 2002. The decrease in net interest income, as compared to the nine months ended September 30, 2002, was due to a combination of factors including loan and investment security prepayments causing lower earning asset rates on the reinvestment of these cash flows and the sustained low interest rate environment, which has caused the noted rate compression between loan and deposit pricing. These decreasing factors on net interest income were partially offset by the volume of average earning assets increasing $258.9 million or 9.3%, compared to 2002. The net interest margin was 3.63% for the nine months ended September 30, 2003 compared to 3.98% for the corresponding period in 2002. WesBanco’s recent actions to reduce the cost of funds primarily through the reduction of rates on deposit products, the redemption and new issuance of trust preferred securities in the second quarter at lower interest rates and the maturity and renewal of certain Federal Home Loan Bank borrowings at lower rates, is expected to contribute to lower future funding costs. However, with short term rates at historical lows, as well as current other competitive offerings and pricing strategies, it has become increasingly more difficult to further reduce rates offered on new deposits or on short term borrowings.
Interest income decreased $3.1 million or 6.8% and $7.0 million or 5.3% compared to the third quarter and the nine months ended September 30, 2002. As shown in Tables 1 and 2, the yield on average earning assets for the third quarter in 2003 and the nine months ended September 30, 2003 decreased 70 and 82 basis points to 5.69% and 5.75%, respectively, compared to the corresponding periods in 2002. The impact on net interest income resulting from a decrease in the yield on average earning assets was partially offset by the volume of average earning assets increasing $158.8 million or 5.4% and $258.9 million or 9.3%, for the third quarter of 2003 and the nine months ended September 30, 2003, respectively, compared to the corresponding periods in 2002. The volume increases were primarily the result of increases in average investments and loans, as well as the American acquisition. The decrease in average yields was due to the current low interest rate environment, the reinvestment of cash flows from accelerated prepayments on the investment portfolio into securities with lower yields and existing loans repricing at the current low interest rates, as well as lower new loan rates.
Interest expense decreased $4.0 million or 21.1% for the third quarter of 2003 and $5.9 million or 10.9% for the nine months ended September 30, 2003, compared to the corresponding periods in 2002. As shown in Tables 1 and 2, the average rate paid on interest bearing liabilities for the third quarter of 2003 and the nine months ended September 30, 2003 decreased 77 and 61 basis points to 2.16% and 2.41%, respectively, compared to the corresponding periods in 2002. The decrease in the interest bearing liabilities rate was primarily due to WesBanco lowering rates on certain deposit products in the third quarter of 2003 and lower overall borrowing costs, which were partially offset by the volume of average interest bearing liabilities increasing $185.8 million or 7.3% and $279.8 million or 11.6%, for the third quarter of 2003 and the nine months ended September 30, 2003, respectively, compared to the corresponding periods in 2002.

TABLE 1: AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

(dollars in thousands)	Average Volume	Average Rate	Average Volume	Average Rate	Average Volume	Average Rate	Average Volume	Average Rate

ASSETS
Loans, net of unearned income (1)	$ 1,847,602	6.39%	$ 1,830,656	6.84%	$ 1,827,923	6.33%	$ 1,778,678	7.08%
Securities: (2)
Taxable	863,404	3.56%	727,666	4.96%	829,278	3.91%	667,078	5.06%
Tax-exempt (3)	379,632	7.26%	346,541	7.52%	371,890	7.33%	313,377	7.53%

Total securities	1,243,036	4.69%	1,074,207	5.78%	1,201,168	4.97%	980,455	5.85%
Federal funds sold	9,035	0.92%	35,997	1.85%	25,997	1.15%	37,027	1.73%

Total earning assets (3)	3,099,673	5.69%	2,940,860	6.39%	3,055,088	5.75%	2,796,160	6.57%

Other assets	282,804		252,722		286,713		230,386

Total Assets	$ 3,382,477		$ 3,193,582		$ 3,341,801		$ 3,026,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$ 292,266	0.30%	$ 271,269	0.58%	$ 284,249	0.38%	$ 264,595	0.68%
Money market accounts	555,479	1.84%	482,814	2.83%	535,739	2.12%	456,591	2.89%
Savings deposits	357,622	0.33%	370,089	1.14%	359,884	0.60%	349,859	1.15%
Certificates of deposit	951,633	3.06%	976,464	3.96%	965,115	3.34%	939,622	4.15%

Total interest bearing deposits	2,157,000	1.92%	2,100,636	2.77%	2,144,987	2.18%	2,010,667	2.89%
Federal Home Loan Bank borrowings	364,315	3.70%	278,006	4.55%	353,878	4.01%	238,711	4.59%
Other borrowings	177,534	1.28%	151,719	1.81%	169,187	1.39%	148,331	1.88%
Trust preferred securities	30,000	5.77%	12,650	8.73%	19,337	7.02%	9,916	8.66%

Total interest bearing liabilities	2,728,849	2.16%	2,543,011	2.93%	2,687,389	2.41%	2,407,625	3.02%

Non-interest bearing demand deposits	303,800		286,385		297,521		275,160
Other liabilities	37,097		32,298		37,940		29,110
Shareholders’ Equity	312,731		331,888		318,951		314,651

Total Liabilities and Shareholders’ Equity	$ 3,382,477		$ 3,193,582		$ 3,341,801		$ 3,026,546

Taxable equivalent net interest margin (3)		3.79%		3.86%		3.63%		3.98%

(1) Total loans are gross of allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) The yield on earning assets, the net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis.  The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
16

TABLE 2: RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2003 Compared to 2002			Nine Months Ended September 30, 2003 Compared to 2002

(dollars in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)

Increase (decrease) in interest income:
Loans, net of unearned income	$7,842	$(9,662)	$(1,820)	$5,813	$(13,349)	$(7,536)
Taxable securities	31,929	(33,266)	(1,337)	10,069	(11,041)	(972)
Tax-exempt securities (1)	5,631	(5,257)	374	3,852	(1,095)	2,757
Federal funds sold	(88)	(59)	(147)	(120)	(135)	(255)

Total interest income change (1)	45,314	(48,244)	(2,930)	19,614	(25,620)	(6,006)

Increase (decrease) in interest expense:
Interest bearing demand deposits	808	(980)	(172)	229	(764)	(535)
Money market accounts	11,155	(12,028)	(873)	3,161	(4,523)	(1,362)
Savings deposits	(35)	(733)	(768)	211	(1,627)	(1,416)
Certificates of deposit	(242)	(2,169)	(2,411)	1,867	(6,922)	(5,055)
Federal Home Loan Bank borrowings	11,817	(11,607)	210	4,851	(2,430)	2,421
Other borrowings	2,305	(2,425)	(120)	568	(895)	(327)
Trust preferred securities	2,515	(2,354)	161	673	(299)	374

Total interest expense change	28,323	(32,296)	(3,973)	11,560	(17,460)	(5,900)

Taxable equivalent net interest income increase (decrease) (1)	$ 16,991	$ (15,948)	$ 1,043	$ 8,054	$ (8,160)	$ (106)

Increase in taxable equivalent adjustment			131			965
Net interest income increase (decrease) (1)			$912			$(1,071)

(1) The yield on earning assets, the net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amount.

Non-interest Income
Non-interest income increased $1.3 million or 19.0% and $3.9 million or 18.7% compared to the third quarter and nine months ended September 30, 2002. The increase related to growth in deposit activity fees was due to an increase in deposit accounts and a new fee schedule, increases in Automated Teller Machine (“ATM”) income due to ATM’s added and higher debit card interchange income from the issuance of additional debit cards, increased bank-owned life insurance income as a result of a new $40.0 million investment at year end 2002 and increased net securities gains. Trust fees increased $0.4 million or 17.3% and $0.2 million or 2.1% compared to the third quarter and nine months ended September 30, 2002. The increase was primarily due to higher equity valuations and new account relationships. A new fee schedule for certain trust account types was applied late in the third quarter of 2003. The market value of trust assets under management was approximately $2.5 billion at September 30, 2003 and June 30, 2003, which was up from $2.3 billion at December 31, 2002, due primarily to a recent recovery in valuations in the equity markets. Net securities gains increased $0.6 million for the third quarter of 2003 and $1.2 million for the nine months ended September 30, 2003, compared to the corresponding periods in 2002, as WesBanco sold certain agency mortgage-backed securities and collateralized mortgage obligations exhibiting high prepayment rates.
Gross securities losses during the nine months ended September 30, 2003 included $0.1 million in impairment losses on certain publicly traded equity and corporate bond investments classified as other than temporary, compared to $0.6 million for the corresponding period in 2002. No impairment losses were recorded for the third quarter of 2003, compared to $0.4 million in the third quarter of 2002.
17

Non-interest Expense
Non-interest expense for the third quarter and nine months ended September 30, 2003 increased $1.0 million or 5.2% and $4.1 million or 7.2% compared to the corresponding periods in 2002. The increase in the third quarter comparison consisted primarily of an increase in salary and employee benefit expenses resulting from rising health insurance, pension costs and to a lesser extent normal annual salary increases which are generally approved mid-year for officers and all other employees. For the nine months ended September 30, 2003, major factors influencing the overall increase in operating expenses included increases of $1.1 million in pension costs, $0.3 million in health insurance costs, $0.5 million in marketing expenses, $0.5 million in professional fees and a $0.6 million write-off of unamortized issuance costs associated with the redemption of trust preferred securities in the second quarter of 2003.
Included in non-interest expense were merger-related expenses of $0.1 million and $0.2 million recorded in the third quarter and the nine months ended September 30, 2003, compared to $0.3 million and $2.1 million, for the corresponding periods in 2002, all of which related to the American acquisition.
The efficiency ratio, on a GAAP basis, was 54.45% and 56.98% for the third quarter and the nine months ended September 30, 2003, compared to 55.17% and 55.08% for the corresponding periods in 2002.

Income Taxes

TABLE 3: Reconciliation of Income Tax Rates	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest	(12.5)	(12.9)	(14.0)	(11.3)
State income tax, net of federal tax effect	0.6	(0.3)	0.7	2.2
Bank-owned life insurance income	(2.5)	(1.8)	(2.7)	(1.0)
All other, net	(1.0)	(3.4)	(1.0)	(1.1)

Effective tax rate	19.6%	16.6%	18.0%	23.8%

WesBanco’s federal and state income tax expenses increased $0.6 million or 34.1% for the third quarter of 2003, compared to 2002, primarily due to an increase in pretax income, which increased the effective tax rate to 19.6%, compared to 16.6% for the third quarter of 2002. The provision for income taxes decreased $2.2 million or 27.9% for the nine months ended September 30, 2003. The decrease in the effective tax rate on a year-to-date basis, as compared to 2002, was primarily due to an increase in state and municipal tax-exempt interest income and income on bank-owned life insurance, as well as the implementation of other strategic business and tax planning initiatives. During the third quarter of 2002, WesBanco settled a prior year’s state tax examination audit recognizing a $0.4 million tax benefit, net of federal income tax.

Financial Condition
Total assets of WesBanco were $3.4 billion as of September 30, 2003, an increase of $115.6 million or 3.5%, compared to total assets as of December 31, 2002. The increases were primarily in cash and due from banks and investment securities as well as an increase in loans. Total liabilities of WesBanco were $3.1 billion as of September 30, 2003, an increase of $125.9 million or 4.2%, compared to December 31, 2002. The increase was primarily due to growth in total deposits as well as increases in trust preferred securities and other borrowings.

Securities

TABLE 4: Composition of Securities	September 30, 2003	December 31, 2002

(dollars in thousands)
Securities held to maturity (at amortized cost):

U.S. Treasury and Federal Agency securities	$ 49,627	$ 86,144
Obligations of states and political subdivisions	375,706	382,752
Other debt securities	25,131	30,265

Total securities held to maturity (fair value of $466,224 and $514,735, respectively)	450,464	499,161

Securities available for sale (at fair value):

U. S. Treasury and Federal Agency securities	364,522	362,694
Obligations of states and political subdivisions	15,917	8,152
Corporate securities	7,092	19,968
Collateralized mortgage obligations	179,426	43,280
Mortgage-backed securities	211,685	254,643
Equity securities	6,240	5,998

Total securities available for sale (amortized cost of $778,744 and $677,590 respectively)	784,882	694,735

Total securities	$1,235,346	$1,193,896

Total investment securities increased $41.5 million or 3.5% at September 30, 2003 compared to December 31, 2002. The increase in investment securities was primarily funded by growth in core deposits and fixed rate Federal Home Loan Bank borrowings. At September 30, 2003, the average yield of the available for sale portfolio was 3.97% with a weighted average life of 2.6 years, compared to 4.94% and 2.2 years at December 31, 2002. At September 30, 2003, the average yield of the held to maturity portfolio was 6.47% with a weighted average life of 4.9 years, compared to 6.30% and 5.0 years at December 31, 2002. Cash flows from the portfolio due to calls, maturities and prepayments for the nine months ended September 30, 2003 increased to $491.6 million compared to $175.7 million for the corresponding period of 2002. Cash flows decreased in the third quarter of 2003 to $141.5 million as compared to $198.4 million for the second quarter of 2003 as a result of slower prepayment speeds. The reinvestment of these cash flows into lower yielding securities, along with increased premium amortization on mortgage backed securities and collateralized mortgage obligations due to elevated prepayment rates, has decreased the portfolio’s yield for the nine months ended September 30, 2003 to 4.97%, compared to 5.75% for the year ended December 31, 2002. WesBanco has primarily replaced its called and sold securities with lower yielding, intermediate term collateralized mortgage obligations and mortgage-backed securities with average durations approximating two years and yields approximating 100 basis points lower than the replaced assets. At September 30, 2003, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.95% and 1.67%, respectively. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the investment portfolio, is subject to increased amortization in times of accelerated prepayments. The premium amortization on the investment portfolio recorded as a reduction to interest income for the third quarter and the nine months ended September 30, 2003 was $2.2 million and $5.5 million, respectively, compared to $0.7 million and $1.7 million for the corresponding periods in 2002. Premium amortization on the investment portfolio increased in the third quarter of 2003 to $2.2 million compared to $2.0 million in the second quarter of 2002 and $1.3 million in the first quarter of 2003. Discount accretion on the investment portfolio recorded into income for the third quarter and the nine months ended September 30, 2003 was $0.4 million and $1.3 million, respectively, compared to $0.4 million and $1.2 million for the corresponding periods in 2002. Discount accretion on the investment portfolio was $0.4 million for each quarter of 2003.
Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected a $6.1 million market gain as of September 30, 2003, compared to a $17.1 million market gain as of December 31, 2002. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.

Loans and Credit Risk

TABLE 5: Composition of Loans	September 30, 2003	Percent of Total	December 31, 2002	Percent of Total

(dollars in thousands)

Commercial	$334,679	17.8%	$306,071	16.8%
Commercial real estate	588,005	31.3	504,902	27.7
Residential real estate	585,895	31.2	573,819	31.5
Home equity	110,393	5.8	117,964	6.5
Consumer	262,052	13.9	318,129	17.5

Loans, net of unearned income	$1,881,024	100.0%	$1,820,885	100.0%

   Total loans at September 30, 2003 increased $60.1 million or 3.3% compared to December 31, 2002. This increase was primarily driven by a $111.7 million or 13.8% increase in commercial and commercial real estate loans, as well as a $12.1 million or 2.1% increase in residential real estate loans, which were somewhat offset by a $63.6 million or 14.6% decrease in consumer and home equity loans. Total loans for the third quarter of 2003 increased $42.2 million or 2.3% compared to the second quarter of 2003 and $55.6 million or 3.0% compared to the first quarter of 2003. Growth in commercial and commercial real estate loans is a result of a greater focus on new business development in all markets. Commercial and commercial real estate loans originated during the nine months ended September 30, 2003 increased 68.0% to $358.2 million compared to $213.3 million during the same period in 2002, with the third quarter of 2003 increasing to $137.8 million compared to $121.0 million for the second quarter of 2003 and $99.4 million for the first quarter of 2003. Residential real estate loans increased due to higher volume of new loans originated combined with a slowing of prepayments of higher fixed rate and adjustable rate mortgages following recent increases in longer-term interest rates. Residential real estate loans originated for the bank’s portfolio during the nine months ended September 30, 2003 increased 55.8% to $185.4 million compared to $119.0 million during the same period in 2002. These new portfolio loans originated in 2003 were divided between 15-year fixed-rate and adjustable rate loans. The majority of the adjustable rate mortgages have initial rates that are fixed for up to five years and have repricing frequencies ranging from one to five years, thereafter. Home equity loans decreased $7.6 million or 6.4% due to normal fluctuations in the usage of home equity lines and reductions due to homeowner refinancing of both their first mortgage and home equity line. Consumer loans continued to decline as a result of strong competition from automobile manufacturing finance companies offering low or zero interest rate loans as well as buyer incentives in the new car segment and other factors that make consumer lending less attractive to WesBanco. The yield on loans decreased in the third quarter due to lower rates on new loans and scheduled or negotiated repricing of existing loans at current historic low market rates.
WesBanco enters into various commitments to extend credit in the normal course of business, which are accounted for in accordance with generally accepted accounting principles. Those instruments include revolving lines of credit to businesses and consumers as well as letters of credit that involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Since many of those commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WesBanco adheres to the same credit policies in making such commitments as it does for on-balance sheet instruments, which includes requiring collateral or other security to support financial instruments with off-balance sheet credit risk. WesBanco's exposure to credit losses on such commitments is limited to the contractual amount of those instruments. Probable losses on such commitments are recorded in other liabilities.
Commitments for lines of credit were $326.4 million at September 30, 2003 compared to $262.0 million at December 31, 2002. This increase is primarily due to growth in operating lines of credit to businesses and commercial real estate construction loans. Commitments for letters of credit were $30.4 million at September 30, 2003 and $29.1 million at December 31, 2002. Probable losses on those commitments were insignificant at September 30, 2003.

TABLE 6: Non-performing Assets and Loans Past Due 90 Days or More	September 30,	December 31,
(dollars in thousands )	2003	2002

Non-accrual loans	$ 14,220	$ 7,480
Renegotiated loans	663	2,646

Total non-performing loans	14,883	10,126
Other real estate owned and repossessed assets	2,661	4,213

Total non-performing assets	17,544	14,339
Other impaired loans	6,399	11,249

Total non-performing assets and other impaired loans	$ 23,943	$ 25,588

Loans past due 90 days or more	$ 8,611	$ 12,105

Non-performing loans as a percentage of total loans	0.79%	0.56%
Non-performing assets as a percentage of total assets	0.51%	0.43%
Non-performing assets as a percentage of total loans, other real estate owned and repossessed assets	0.93%	0.79%
Non-performing loans and loans 90 days or more past due as a percentage of total loans	1.25%	1.22%

Non-performing loans, excluding loans past due 90 days or more, increased $4.8 million or 47.0%, compared to December 31, 2002. Of the total increase, $3.7 million represents commercial real estate loans to the lodging industry as that sector of the economy has been particularly impacted by a decrease in both business and leisure travel. At September 30, 2003, total loans to the lodging industry represented 2.4% of total loans, approximately $4.3 million or 9.5% of which were non-performing. The remaining $1.1 million increase in non-performing loans is comprised of smaller credits, which are not within any single industry and reflect the impact of economic conditions on those businesses. Non-performing loans as a percentage of total loans increased to 0.79% at September 30, 2003, compared to 0.56% at December 31, 2002. Loans past due 90 days or more decreased $3.5 million or 28.9%, compared to December 31, 2002 as a result of certain loans migrating to non-performing status, increased collection efforts and charge-offs.

WesBanco considers all non-performing loans to be impaired. In addition, WesBanco also categorizes certain other commercial loans as impaired under SFAS No. 114. Such other impaired loans at September 30, 2003 were $6.4 million compared to $11.2 million at December 31, 2002. This decrease reflects the migration of $2.6 million of those loans to non-performing status, $4.4 million of those loans no longer being considered to be impaired and $1.0 million of normally occurring repayments or full payment as a result of portfolio management strategies implemented by WesBanco, net of the addition of $3.2 million in newly impaired loans.  WesBanco monitors the overall quality of its loan portfolio and off-balance sheet commitments through various methods. Subsequent to loan origination, the process used to measure and monitor credit risk depends on the type of loan. Monitoring the level and trend of delinquent loans is a basic practice for all loan types. Credit risk in the residential real estate, home equity and consumer portfolios is also managed by monitoring market conditions that may impact groups of borrowers or collateral values. Credit risk in the commercial and commercial real estate loan portfolio is managed by monitoring the portfolio for potential concentrations of credit and monitoring borrower compliance with applicable loan covenants. Credit risk is also monitored by an independent loan review function which performs, among other procedures, reviews of large commercial loans within 90 days of origination, periodic reviews of commercial loan relationships and consumer loan credit quality trends, charge-offs and compliance with underwriting guidelines.

TABLE 7: Allowance for Loan Losses	For the Nine Months Ended September 30,

(dollars in thousands)	2003		2002

Balance, at beginning of period	$25,080		$20,786
Allowance for loan losses of acquired bank	-		3,903

Charge-offs:
Commercial	(2,137)		(1,062)
Commercial real estate	(208)		(2,050)
Residential real estate	(237)		(184)
Home equity	(23)		(73)
Consumer	(3,630)		(3,750)

Total Charge-offs	(6,235)		(7,119)

Recoveries:
Commercial	85		200
Commercial real estate	8		37
Residential real estate	23		76
Home equity	17		2
Consumer	300		251

Total Recoveries	433		566

Net loan charge-offs	(5,802)		(6,553)

Provision for loan losses	6,958		6,757

Balance, at end of period	$26,236		$24,893

Annualized net loan charge-offs to average loans outstanding	0.42%		0.49%
Allowance for loan losses to total loans	1.39%		1.37%
Allowance for loan losses to total non-performing loans	1.76	x	2.30	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	1.12	x	1.14	x

      The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance is reduced by charge-offs, net of recoveries, and increased by charging a provision to operations to maintain the allowance at the level determined appropriate by management.
Management evaluates the adequacy of the allowance for loan losses at least quarterly. The allowance consists of a component for individual loan impairment recognized and measured in accordance with SFAS 114 and components for collective impairment of pools of loans recognized in accordance with SFAS 5. Loans are tested for individual impairment based on their internal risk grade. The collective impairment components include amounts based primarily on historical loss experience with appropriate adjustments to reflect changing economic conditions, delinquency and non-performing loan trends, changes in risk associated with lending to certain industries, and other relevant factors. Historical loss experience for commercial and commercial real estate loans is derived from a migration analysis, which computes losses sustained on loans according to their internal risk grade. Historical loss experience for residential real estate, home equity and consumer loans is derived for each of those categories of loans in total, or for specific types of loans within those categories that contain similar risk characteristics. Each component of collective impairment is supported by relevant observable data relating to existing conditions. There have been no material changes in the observable data used by management to estimate probable loss between December 31, 2002 and September 30, 2003.
The allowance for loan losses was $26.2 million or 1.39% of total loans at September 30, 2003 compared to $25.1 million or 1.38% of total loans at December 31, 2002 and $24.9 million or 1.37% at September 30, 2002. The increase in the allowance primarily reflects growth in the loan portfolio during the nine months ended September 30, 2003. Other factors affecting the allowance for loan losses include the heightened levels of non-performing loans, as well as local economic conditions in the Upper Ohio Valley, WesBanco’s largest market, as a result of financial difficulties facing the steel industry, which historically has been a major employer in the region. The provision for loan losses for the nine months ended September 30, 2003 increased $0.2 million or 3.0%, compared to the corresponding period in 2002 primarily due to increased loan volumes. Net charge offs for the nine months ended September 30, 2003 decreased $0.8 million or 11.5% compared to the same period in 2002 primarily due to a reduction in commercial real estate losses. Net loan charge-offs as a percentage of average total loans on an annualized basis for the third quarter and the nine months ended September 30, 2003, were 0.40% and 0.42% respectively, compared to 0.47% and 0.49%, for the corresponding periods in 2002.

TABLE 8: Allocation of the Allowance for Loan Losses
(dollars in thousands)	September 30, 2003	Percent of Total	December 31, 2002	Percent of Total

Commercial	$9,017	34.4%	$9,473	37.8%
Commercial real estate	11,640	44.4	9,046	36.1
Residential real estate	857	3.3	800	3.2
Home equity	221	0.8	106	0.4
Consumer	4,501	17.1	5,655	22.5

Total allowance for loan losses	$26,236	100.0%	$25,080	100.0%

Changes in the allowance between September 30, 2003 and December 31, 2002 reflect overall changes in the composition and risk characteristics of each category of the loan portfolio. The decrease in the allocation to commercial loans is primarily attributable to certain charge-offs taken in 2003. The increase in the allocation to commercial real estate loans is due to the significant growth in that category coupled with increased non-performing loans, which necessitated higher reserves both for the collective impairment calculation and upon individually impaired loans. The decrease in the allowance for consumer loans is primarily due to decreases in loans in that category.

Deposits
Total deposits increased $62.1 million or 2.6% at September 30, 2003 compared to December 31, 2002. This growth consisted of increases in demand deposits, interest bearing demand deposits and money market accounts, with the largest increase reflected in money market accounts, which grew $48.8 million or 9.6%, as customers continued to favor WesBanco’s competitively-priced money market product. Savings accounts and certificates of deposit decreased $1.8 million or 0.5% and $15.1 million or 1.6%, respectively, compared to December 31, 2002. The average rate paid on deposits for the nine months ended September 30, 2003 decreased to 2.18% compared to 2.89% for the corresponding period in 2002, as WesBanco reduced interest rates on most of its deposit products during the third quarter. The impact of these reduced interest rates was evidenced by the average rate paid on deposits decreasing to 1.92% for the third quarter of 2003 compared to 2.23% for the second quarter of 2003. The largest decrease was primarily due to a reduction in the rates paid on money market accounts which took place in August and reduced the average rate on these account types to 1.84% from an average rate of 2.27% in the second quarter of 2003. The current low interest rate environment may make it difficult to implement further rate reductions offered on deposits.

Borrowings
Federal Home Loan Bank (“FHLB”) borrowings increased $20.3 million or 5.9% at September 30, 2003 compared to December 31, 2002. At September 30, 2003, FHLB borrowings had a average interest rate of 3.58% compared to 4.01% at June 30, 2003 and 4.21% at December 31, 2002. The decrease in the average rate was primarily due to the maturity of a $50.0 million FHLB borrowing in July 2003 which had a rate of 4.62%. This maturity was replaced with $50.0 million in new FHLB borrowings which have an average rate of 1.37%. FHLB borrowings have maturities ranging from the years 2004 to 2021 and are generally secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. WesBanco periodically analyzes overall maturities of certain FHLB borrowings and may restructure such borrowings through prepayments or through the derivatives markets.
Other borrowings, which include repurchase agreements, federal funds purchased, treasury tax and loan notes and at the parent company level, a commercial bank line of credit, increased $26.9 million or 15.3% to $202.5 million for the nine months ended September 30, 2003, compared to December 31, 2002, primarily due to a $31.2 million increase in repurchase agreements partially offset by a $10.2 million decrease in the commercial bank line of credit.
In June 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share plus accrued and unpaid interest. In June of 2003, WesBanco also created two new trusts, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which issued $30 million of Floating Rate Preferred Securities. Please refer to Note 6, “Trust Preferred Securities”, for additional information.

24

TABLE 9: FHLB Maturities:	September 30,	Average
(dollars in thousands)	2003	Rate

2004	$ 69,900	3.61%
2005	65,066	2.75%
2006	45,010	2.77%
2007	60,664	3.03%
2008	-	-
2009 and thereafter	122,954	4.56%

Total	$ 363,594	3.58%

TABLE 10: Other borrowed funds:	September 30, 2003	December 31, 2002
(dollars in thousands)

Federal funds purchased	$ 22,100	$ 19,000
Securities sold under agreement to repurchase	175,145	143,994
Treasury tax and loan notes and other	5,289	2,440
Revolving line of credit, parent company	-	10,200

Total	$ 202,534	$ 175,634

Capital Resources
   At September 30, 2003 shareholders’ equity totaled $314.8 million compared to $325.2 million at December 31, 2002. Activity for the nine months ended September 30, 2003 reflects net income of $26.4 million less dividends paid to shareholders totaling $14.5 million and net treasury share purchases of $15.8 million. Accumulated other comprehensive income decreased $6.5 million to a loss of $2.2 million at September 30, 2003. Book value was $15.89 per share at both September 30, 2003 and December 31, 2002. Tangible book value was $12.97 per share at September 30, 2003 compared to $13.02 per share at December 31, 2002.
  For the nine months ended September 30, 2003, WesBanco repurchased a total of 734,639 shares through its prior and current stock repurchase plans at an average cost of $24.42 per share. As of September 30, 2003, WesBanco had repurchased a total of 242,863 shares through the current one million share stock repurchase plan approved by the Board on April 17, 2003 and a total of 757,137 shares remain available to be repurchased under the current plan. The timing, price and quantity of purchases are at the discretion of WesBanco and the program may be discontinued or suspended at any time.
25

TABLE 11: Capital Adequacy Ratios

	Regulatory Requirements

	Minimum
	Requirements to	Well Capitalized
	Remain	Under Prompt
	Adequately	Corrective Action	September 30,	December 31,
	Capitalized	Regulations	2003	2002

WesBanco, Inc.

Tier I leverage capital	N/A	N/A	8.61%	8.53%
Tier I risk-based capital	N/A	N/A	13.31%	12.95%
Total risk-based capital	N/A	N/A	14.53%	14.13%

WesBanco Bank, Inc.

Tier I leverage capital	4.0%	5.0%	7.88%	8.56%
Tier I risk-based capital	4.0%	6.0%	12.20%	13.01%
Total risk-based capital	8.0%	10.0%	13.42%	14.20%

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-adjusted assets and off-balance sheet financial instruments. At September 30, 2003, and December 31, 2002, WesBanco's affiliate bank, WesBanco Bank, Inc., also exceeded the minimum regulatory levels and was considered to be “well-capitalized” under FDICIA. There are no conditions or events that have occurred since September 30, 2003, that management believes may have changed WesBanco Bank’s “well-capitalized” categorization.
Recently, the Federal Reserve has noted that FIN No. 46 may have implications on how trust preferred securities are reported on bank holding companies’ financial statements. In addition, SFAS No. 150 issued earlier this year provides accounting guidance that reflects the reporting of trust preferred securities. In response, the Board of Governors of the Federal Reserve System issued a supervisory letter on July 2, 2003 instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. The Federal Reserve may or may not allow institutions to continue to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming WesBanco was not allowed to include the $30.0 million in trust preferred securities issued by WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III in Tier I capital, WesBanco’s Tier I leverage capital ratio would have been 7.71% and would still significantly exceed the regulatory required minimums for capital adequacy purposes . If the WesBanco, Inc. Capital Trust II trust preferred securities are no longer allowed to be included in Tier I capital, WesBanco would be permitted to redeem the trust preferred securities without penalty , while the WesBanco, Inc. Capital Statutory Trust III would result in an early redemption penalty.

Liquidity Risk
Liquidity is defined as the degree of readiness to convert assets into cash with minimal loss. Liquidity risk is managed through WesBanco’s ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Bank and Parent Company liquidity ratios are monitored by WesBanco’s Asset/Liability Management Committee (“ALCO”). WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is an important consideration of WesBanco’s investment portfolio management. Federal funds sold, and all securities maturing within three months are classified as sources of liquid assets. These liquid assets, combined with the cash flow from the loan portfolio and the remaining sectors of the investment portfolio, deposit growth and other sources, adequately meet the liquidity requirements of WesBanco .
Securities are the principal source of liquidity in total assets. Securities totaled $1.2 billion at September 30, 2003, of which $784.9 million were classified as available for sale. At September 30, 2003, WesBanco had approximately $41.9 million in securities scheduled to mature within one year. Due to the current low interest rate environment, additional cash flows may be anticipated from approximately $203.5 million in callable bonds, which have call dates within the next year. At September 30, 2003, WesBanco had $788.2 million of unpledged securities which could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage related assets. Cash and due from banks of $93.8 million at September 30, 2003, also serve as additional sources of liquidity.
Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $2.5 billion at September 30, 2003. Deposit flows are impacted by current interest rates, rates and products offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $450.3 million at September 30, 2003, which includes $83.5 million in certificates of deposit with balances of $100,000 or more. In addition to the core deposit base, WesBanco’s banking subsidiary maintains a line of credit with the FHLB as an additional funding source. The available line of credit with the FHLB at September 30, 2003 and December 31, 2002 approximated $714.2 million and $589.4 million, respectively. Despite rate reductions over the last nine months on all deposit products, deposits at September 30, 2003 have increased $62.1 million or 2.6% compared to December 31, 2002.
The principal source of parent company liquidity are dividends from WesBanco’s banking subsidiary. There are various legal limitations under Federal and State laws that limit the payment of dividends from WesBanco Bank, Inc., WesBanco’s banking subsidiary, to the parent company. WesBanco obtained a $40.0 million upstream dividend from WesBanco Bank, Inc., in the second quarter of 2003 with approval from the Federal Reserve. No further dividends are projected to be declared for the remainder of 2003 and a portion of 2004 without Federal Reserve approval. Additional Parent Company liquidity is provided by the Parent’s investment security portfolio, available lines of credit with an independent commercial bank and WesBanco Bank, Inc., as well as the recent issuance of trust preferred securities.
Management believes that WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

Item 3. – Quantitative and Qualitative Disclosures about Market Risk
Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments due to fluctuations in interest rates and equity prices. Management considers interest rate risk WesBanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of WesBanco’s net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.

WesBanco’s ALCO, comprised of certain members of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. Certain shortcomings are inherent in the methodologies used in the earnings simulation model. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 12 assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration of the maturity or repricing of specific assets and liabilities. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.

TABLE 12: Net Interest Income Sensitivity
	Percentage Change in
	Net Interest Income from Base
Change in Interest Rates			ALCO
(basis points)	September 30, 2003	December 31, 2002	Guidelines

+200	-4.90%	-1.10%	+/- 5.0%
Flat	-	-	-
+100	-1.10%	+0.02%	N/A
-100	+0.54%	-0.10%	N/A

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a 12-month period. Table 12 shows WesBanco’s interest rate sensitivity at September 30, 2003 and December 31, 2002 assuming both a 200 and 100 basis point interest rate change, compared to a base model. Since management believes that a 200 basis point decline in market interest rates is unlikely, only a 100 basis point change was evaluated by ALCO. The earnings simulation model projects that net interest income for the next 12-month period would decrease by approximately 1.10% and 4.90% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would increase by approximately 0.54% if interest rates were to decline by 100 basis points. At September 30, 2003, WesBanco’s increased exposure to rising interest rates was impacted by assumptions to slowdown prepayment speeds on loans and securities, reduce callable bond forecasts and increase rate sensitivity on certificates of deposit products that offer a one-time rate adjustment at any time during the product’s term.
WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. Among these strategies evaluated is the utilization of interest rate swap agreements. These interest rate swap agreements, purchased at various times in 2001 are currently used to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. The notional value of interest rate swap agreements outstanding was approximately $101.4 million at September 30, 2003 compared to $110.5 million at December 31, 2002. Related market losses of $3.1 million, net of tax, at September 30, 2003 compared to a market loss of $3.4 million, net of tax, at December 31, 2002, are recorded in other comprehensive income.
Strategies initiated by ALCO to stabilize the net interest margin in the current low interest rate environment include the third quarter reduction of the cost of funds by adjusting rates on short-term certificates of deposit, savings, NOWs and money market accounts. During the fourth quarter of 2003, WesBanco will also continue to evaluate methods to reduce interest costs on long-term FHLB borrowings. Loan growth will continue to be an important strategy throughout the remainder of the year as WesBanco focuses on commercial loan growth in its new market areas and to a lesser extent, mortgage related and home equity loan growth.

Item 4. – Controls and Procedures
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
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. – Legal Proceedings
On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al. , under Civil Action No. 5:2000-CV-168 (Broadwater), presently pending in the United States District Court for the Northern District of West Virginia. WesBanco has essentially become the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the “Plan”) seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain , Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs now asserts that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case. The Judge handling the case is a military reservist and has been called to active duty and there is some uncertainty as to the timeframe for proceedings in the matter. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.
On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of the WesBanco’s banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco’s banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al ., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. WesBanco’s banking subsidiary did make a loan to the plaintiff’s company which became delinquent and the bank did recover a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against WesBanco’s banking subsidiary. The case is currently in its discovery phase. The broad and sweeping nature of the alleged conduct makes it difficult to assess the substance of Complaint. The bank intends to vigorously defend the suit and believes that there is no merit to the allegations of the Complaint.
WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Item 2. – Changes in Securities and Use of Proceeds
Not Applicable

Item 3. – Defaults Upon Senior Securities
Not Applicable

Item 4. – Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. – Other Information
On July 22, 2003, WesBanco Bank, Inc. (the "Bank"), a wholly-owned banking subsidiary of WesBanco, Inc., entered into an informal agreement styled as a Memorandum of Understanding with the Federal Reserve Bank of Cleveland (the “Federal Reserve”) and the West Virginia Department of Banking (collectively the "regulatory agencies") to improve and strengthen the Bank's Bank Secrecy Act and anti-money laundering controls and procedures. The Bank is currently working with the Federal Reserve and outside consultants to implement a written plan which includes improvements in its bank secrecy and anti-money laundering record-keeping and reporting procedures, implementation of an enhanced customer due diligence program with additional technological resources, improvements to internal compliance procedures and audit programs and testing of the processes and controls, and engagement of an independent third party audit firm to conduct an audit of the newly-implemented procedures.
The informal agreement requires quarterly reporting of the Bank's corrective actions under the plan until all corrections required under the terms of the informal agreement are completed to the satisfaction of the regulatory agencies.

Item 6(a). – Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). – Reports on Form 8-K
On September 2, 2003 WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. The Form 8-K included a press release dated September 2, 2003 announcing that its Chairman of the Board, James C. Gardill, submitted his resignation as Chairman and member of WesBanco, Inc.'s Board of Directors effective August 31, 2003
On October 17, 2003 WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. The Form 8-K included a press release dated October 16, 2003 announcing the election of Edward M. George as Chairman of the Board.
On October 17, 2003, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. The Form 8-K included a press release dated October 16, 2003 containing the earnings for the three months and nine months ended September 30, 2003.
31

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

/s/ Paul M. Limbert
Date: November 12, 2003

Paul M. Limbert
President and Chief Executive Officer

/s/ Robert H. Young
Date: November 12, 2003
Robert H. Young
Executive Vice President and Chief
Financial Officer