Form 10-K
period 2003-12-31
WESBANCO INC
filed 2004-03-15
CIK 203596

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
                          Commission File Number 0-8467


                                     [logo]
                                 WESBANCO, INC.
             (Exact name of Registrant as specified in its charter)

         WEST VIRGINIA                                  55-0571723
         -------------                                  ----------
 State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              1 Bank Plaza, Wheeling, WV                          26003
              --------------------------                          -----
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:              304-234-9000

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

        Title of each class            Name of each Exchange on which registered
        -------------------            -----------------------------------------
Common Stock $2.0833 Par Value                         NASDAQ
Nonredeemable Preferred Stock                           None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

The aggregate market value of the Registrant's outstanding voting common stock held by nonaffiliates on June 30, 2003, determined using a per share closing price on that date of $24.03, was approximately $431,980,053.

As of February 27, 2004, there were 19,718,128 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of WesBanco Inc.'s 2003 Annual Report ("Annual Report to Shareholders") for the year ended December 31, 2003 referred to in Parts I, II, III and IV of this Form 10-K are incorporated by reference herein. The portions of the definitive Proxy Statement of WesBanco, Inc. for the Annual Meeting of Shareholders to be held on April 21, 2004 ("Proxy Statement") referred to in
Part III of this Form 10-K are incorporated by reference. Except for the parts of the Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report to Shareholders is not to be deemed filed with the Securities and Exchange Commission.


===============================================================================

                                 WESBANCO, INC.
                                TABLE OF CONTENTS

    ITEM #                                                   ITEM                                                  Page No.
--------------- ----------------------------------------------------------------------------------------------- ---------------
                                                            Part I
                -----------------------------------------------------------------------------------------------
      1         Business                                                                                              3
      2         Properties                                                                                            9
      3         Legal Proceedings                                                                                     9
      4         Submission of Matters to a Vote of Security Holders                                                   10

                                                           Part II
                -----------------------------------------------------------------------------------------------
      5         Market for the Registrant's Common Equity, Related Stockholders Matters, and Issuer                   10
                Repurchases of Equity Securities
      6         Selected Financial Data                                                                               11
      7         Management's Discussion and Analysis of Financial Condition and Results of Operations                 11
      7A        Quantitative and Qualitative Disclosures about Market Risk                                            11
      8         Financial Statements and Supplementary Data                                                           11
      9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  11
      9A        Controls and Procedures                                                                               11

                                                           Part III
                -----------------------------------------------------------------------------------------------
      10        Directors and Executive Officers of the Registrant                                                 11 - 12
      11        Executive Compensation                                                                                12
      12        Security Ownership of Certain Beneficial Owners and Management                                        12
      13        Certain Relationships and Related Transactions                                                        12
      14        Principal Accountant Fees and Services                                                                12


                                                           Part IV
                -----------------------------------------------------------------------------------------------
      15        Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    12 - 13


                Signatures                                                                                            14
                Exhibits Index                                                                                    E-1 - E-2

                                       2

                                     PART I
ITEM 1. BUSINESS

GENERAL
     WesBanco Inc. ("WesBanco"), a bank holding company headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. Additional information regarding WesBanco's business segments is set forth under the heading "Note 21: Business Segments" on page E-26 of Exhibit 13 incorporated herein by reference.
     On March 1, 2002, WesBanco completed the acquisition of American Bancorporation ("American") and the merger of American's affiliate, Wheeling National Bank, Wheeling, West Virginia, with and into WesBanco's affiliate, WesBanco Bank, Inc. As of the acquisition date, American operated 20 offices and had total assets of approximately $678 million. WesBanco's merger with American expanded its market share in the tri-state area and included expansion into new markets with an office in Washington, Pennsylvania, an office in Cambridge, Ohio and four offices in Columbus, Ohio. Additional information regarding WesBanco's acquisition of American is set forth under the heading "Note 2: Completed Business Combination" on pages E-10 and E-11 of Exhibit 13 incorporated herein by reference.
     As of December 31, 2003, WesBanco operated a commercial bank, WesBanco Bank, Inc. (the "Bank"), through 72 offices and 105 ATM machines located in West Virginia, Central and Eastern Ohio, and Western Pennsylvania. Total assets of WesBanco Bank, Inc. as of December 31, 2003 approximated $3.4 billion. WesBanco Bank, Inc. also offers trust and investment services as well as various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $2.8 billion at December 31, 2003. These assets are held by WesBanco Bank, Inc. in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco's Consolidated Balance Sheet. WesBanco offers additional services through its non-banking affiliates, WesBanco Insurance Services, Inc., a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients and WesBanco Securities, Inc., a full service broker-dealer, which also offers discount brokerage services. WesBanco Asset Management, Inc. and WesBanco Services, Inc., which were incorporated in November 2002, collectively hold certain investment securities and real estate loans of WesBanco Bank, Inc. and assist in managing these assets. There were approximately 1,124 full-time equivalent employees employed by all WesBanco affiliates as of December 31, 2003.
     As of December 31, 2003, none of WesBanco's affiliates were engaged in any operations in foreign countries and none had transactions with customers in foreign countries.
     WesBanco also serves as investment adviser to a family of mutual funds under the name "WesMark Funds" which includes the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Bond Fund, the WesMark West Virginia Municipal Bond Fund, the WesMark Small Company Growth Fund and the Automated Cash Management Trust.

COMPETITION
     Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, and brokerage firms is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco's trust and investment services segment receives competition from commercial bank and trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. Mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of WesBanco's markets has been intensified. Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, constitutes another significant form of competitive pressure on WesBanco's business. Finally, financial services reform legislation enacted in November 1999 eliminates the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The legislation permits bank holding companies that elect to become financial holding companies to engage in a broad range of financial activities, including defined securities and insurance activities, and to affiliate with securities and insurance firms. Correspondingly, it permits securities and insurance firms to engage in banking activities under specified conditions. The same legislation allows banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.
     In addition to the impact of federal and state regulation, the bank and nonbank subsidiaries of WesBanco are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

SUPERVISION AND REGULATION
     As a registered bank holding company, WesBanco is subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5.0% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, WesBanco may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, WesBanco must obtain approval from the Federal Reserve Board.
     WesBanco's banking subsidiary, WesBanco Bank, Inc., is a West Virginia banking corporation and is member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Reserve Board and the West Virginia Division of Banking. Its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). WesBanco's nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the Securities and Exchange Commission. The banking subsidiary maintains one designated financial subsidiary, WesBanco Insurance Services, Inc.
    On July 22, 2003, the Bank, a wholly-owned banking subsidiary of WesBanco, Inc., entered into an informal agreement styled as a Memorandum of Understanding with the Federal Reserve Bank of Cleveland (the "Federal Reserve") and the West Virginia Department of Banking (collectively the "regulatory agencies") to improve and strengthen the Bank's Bank Secrecy Act and anti-money laundering controls and procedures. The Bank has worked with the Federal Reserve and outside consultants to implement revised policies and enhanced procedures, which includes improvements in its bank secrecy and anti-money laundering record-keeping and reporting procedures, implementation of an enhanced customer due diligence program with additional technological resources, improvements to internal compliance procedures and audit programs and testing of the processes and controls. During the fourth quarter of 2003, an independent third party audit firm has completed an audit of the newly-implemented procedures.
     The informal agreement requires quarterly reporting of the Bank's corrective actions under the plan until all corrections required under the terms of the informal agreement are completed to the satisfaction of the regulatory agencies. The Bank has filed its second quarterly response to the Federal Reserve under the Memorandum of Understanding.

HOLDING COMPANY STRUCTURE
     WesBanco has one state bank subsidiary, WesBanco Bank, Inc., as well as nonbank subsidiaries, which are described further in "Item 1: Business - General" section of this Form 10-K. The state bank subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. WesBanco has a $7.5 million line of credit from its subsidiary bank, which was not drawn upon as of December 31, 2003.
     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

DIVIDEND RESTRICTIONS
     Dividends from WesBanco's subsidiary bank are a significant source of funds for payment of dividends to WesBanco's shareholders. In the year ended December 31, 2003, WesBanco declared cash dividends to its shareholders of approximately $19.2 million. There are, however, statutory limits on the amount of dividends that WesBanco's subsidiary bank can pay to WesBanco without regulatory approval.
     Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank's net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. As of December 31, 2003 and 2002, WesBanco's banking subsidiary could not have declared any dividends to be paid to WesBanco without prior approval from regulatory agencies. During the second quarter of 2003, federal and state regulatory agencies granted approval to WesBanco's banking subsidiary to pay a $40.0 million dividend to WesBanco.
     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.
     Additional information regarding dividend restrictions is set forth in "Note 19: Regulatory Matters" on page E-24 of Exhibit 13 incorporated herein by reference.

FDIC INSURANCE
     WesBanco's banking subsidiary is classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory, and is therefore not obliged under current FDIC assessment practices to pay deposit insurance premiums on its deposits insured by the BIF. The FDIC may alter its assessment practices in the future if required by developments affecting the resources of the BIF. The FDIC is also conducting a comprehensive review of the deposit insurance system to study alternatives for pricing, funding and coverage.

CAPITAL REQUIREMENTS
     The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as WesBanco. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. WesBanco's subsidiary bank is subject to substantially similar capital requirements.
     Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital.
     The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the total amount of these items included in capital does not exceed 100% of Tier 1 capital.
     Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.
     The Federal Reserve Board has established a minimum ratio of Tier 1 capital to total assets of 3.0% for strong bank holding companies rated composite "1" under the BOPEC ("bank", "other", parent", "earnings", and "capital") components rating system of bank holding companies, and for bank holding companies that have implemented the Board's risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.
     In early 2002, bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution's overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2003, capital charges relating to WesBanco's equity investments in nonfinancial companies were immaterial.
     Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under "Prompt Corrective Action" as applicable to undercapitalized institutions.
     As of December 31, 2003, WesBanco's Tier 1 and total capital to risk-adjusted assets ratios were 13.31% and 14.50%, respectively. As of December 31, 2003, WesBanco's bank subsidiary also had capital in excess of the minimum requirements. Neither WesBanco nor its bank subsidiary has been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2003, WesBanco's leverage ratio was 8.76%.
     The risk-based capital standards of the Federal Reserve Board and the FDIC specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

PROMPT CORRECTIVE ACTION
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
     An institution is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well-capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2003, WesBanco's subsidiary bank had capital levels that met the "well capitalized" standards under such regulations.
     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.

GRAMM-LEACH-BLILEY ACT OF 1999 (THE "GLB ACT")
     Under the GLB Act enacted in 1999, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company's depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the

Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000. WesBanco has not elected to become a financial holding company under the GLB Act, though it has qualified a subsidiary of its bank as a financial subsidiary under the GLB Act.

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

USA PATRIOT ACT OF 2001
     The USA PATRIOT Act of 2001 (the "USA Patriot Act") was signed into law primarily as result of the terrorist attacks of September 11, 2001. The USA Patriot Act is comprehensive anti-terrorism legislation that substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

     The regulations adopted by the United States Treasury Department under the USA Patriot Act impose new obligations on financial institutions, such as WesBanco's broker-dealer subsidiary and its bank subsidiary, to maintain appropriate policies, procedures and control to detect, prevent and report money laundering and terrorist financing. Additionally, the regulations require that WesBanco's banking subsidiary, upon request from the appropriate federal regulatory agency, provide records related to anti-money laundering, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity and perform other related duties. Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution.

WEB SITE ACCESS TO WESBANCO'S FILINGS WITH THE SECURITIES AND EXCHANGE
COMMISSION
     All of WesBanco's electronic filings for 2003, filed with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco's web site, www.wesbanco.com, through the Investor Relations link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco's SEC filings are also available through the SEC's web site at www.sec.gov.

                                  RISK FACTORS

You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report, before making an investment in our common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price, and you may lose all or part of your investment.

INCREASED BANK SECRECY ACT CONTROLS AND PROCEDURES MAY NEGATIVELY IMPACT EARNINGS DUE TO INCREASED COMPLIANCE COSTS.
     On July 22, 2003, the Bank entered into an informal agreement styled as a Memorandum of Understanding with the Federal Reserve Bank of Cleveland (the "Federal Reserve") and the West Virginia Department of Banking (collectively the "regulatory agencies") to improve and strengthen the Bank's Bank Secrecy Act and anti-money laundering controls and procedures. The informal agreement requires quarterly reporting of the Bank's corrective actions under the plan until all corrections required under the terms of the informal agreement are completed to the satisfaction of the regulatory agencies. The Bank has worked with the Federal Reserve and outside consultants to implement revised policies and enhanced procedures, which includes improvements in its bank secrecy and anti-money laundering record-keeping and reporting procedures, implementation of an enhanced customer due diligence program with additional technological resources, improvements to internal compliance procedures and audit programs and testing of the processes and controls. An independent third party audit firm has completed an audit of the newly-implemented procedures. These necessary improvements will most likely lead to higher expenses, which could negatively impact WesBanco's future earnings.

ACQUISITION OPPORTUNITIES MAY NOT BE AVAILABLE TO THE COMPANY IN THE FUTURE.
     The Company continually evaluates opportunities to acquire other businesses. However, the Company may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. The Company expects that other banking and financial companies, many of which have significantly greater resources, will compete with it to acquire compatible businesses. This competition could increase prices for acquisitions that the Company would likely pursue, and its competitors may have greater resources than it does. Also, acquisitions of regulated business such as banks are subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests.
     Any future acquisitions may result in unforeseen difficulties, which could require significant time and attention from our management that would otherwise be directed at developing our existing business. In addition, we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible. Further, the benefits that we anticipate from these acquisitions may not develop.

THE COMPANY MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.
     When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2003, the Company's goodwill and other identifiable intangible assets were approximately $49.9 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2003. The Company cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders' equity and financial results and may cause a decline in our stock price.

DUE TO INCREASED COMPETITION, THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS.
The Company faces competition from the following:
     o local, regional and national banks;
     o savings and loans;
     o internet banks
     o credit unions;
     o finance companies; and
     o brokerage firms serving the Company's market areas

     In particular, the Bank's competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by the Company, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If the Company is unable to attract new and retain current customers, loan and deposit growth could decrease causing the Company's results of operations and financial condition to be negatively impacted.

THE COMPANY MAY NOT BE ABLE TO EXPAND ITS TRUST AND INVESTMENT SERVICES SEGMENT AND RETAIN ITS CURRENT CUSTOMERS.
     As of December 31, 2003, the Company had approximately $2.8 billion in assets under management, which account for 5.9% of the Company's revenues. The Company may not be able to attract new and retain current investment management clients due to competition from the following:
     o commercial banks and trust companies;
     o mutual fund companies;
     o investment advisory firms;
     o law firms;
     o brokerage firms; and
     o other financial services companies.

     Its ability to successfully attract and retain investment management clients is dependent upon its ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. Due to the changes in economic conditions, the performance of the Trust and Investment services segment may be negatively impacted by the financial markets in which investment customer's assets are invested, causing the customer to seek other alternative investment options. If the Company is not successful, its results from operations and financial position may be negatively impacted.

CUSTOMERS MAY DEFAULT ON THE REPAYMENT OF LOANS.
     The Bank's customers may default on the repayment of loans, which may negatively impact the Company's earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Company to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan.
     Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations, and regulatory guidance. Additions to the allowance for loan loss may result in an expense for the period.
     The Company's regulatory agencies periodically review the allowances for loan losses. Based on their assessment the regulatory agencies may require the Company to adjust the allowance for loan loss. These adjustments could negatively impact the Banks' results of operations or financial position.

ECONOMIC CONDITIONS IN THE COMPANY'S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.
     A downturn in the local and regional economies could negatively impact the Company's banking business. The Banks serve both individuals and business customers throughout the state of West Virginia, Central and Eastern Ohio and Western Pennsylvania. The ability of the Banks' customers to repay their loans is strongly tied to the economic conditions in these areas. These economic conditions may also force customers to utilize deposits held by the Bank in order to pay current expenses causing the Bank's deposit base to shrink. As a result the Bank may have to borrow funds at higher rates in order to meet liquidity needs. These events may have a negative impact on the Company's earnings.

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT THE COMPANY'S BANKING BUSINESS.
     Fluctuations in interest rates may negatively impact the business of the Bank. The Bank's main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond the Company's control, including general economic conditions, both domestic and foreign and the monetary and fiscal policies of various governmental and regulatory authorities. The Bank's net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank's net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, the Company cannot assure you that a decrease in interest rates will not negatively impact its results from operations or financial position.
     The Company's cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

CHANGES IN REGULATORY CAPITAL REGULATIONS BY THE FEDERAL RESERVE BOARD MAY NEGATIVELY IMPACT THE COMPANY'S CAPITAL LEVELS.
     The Company currently has $30.0 million in trust preferred securities on it balance sheet. The trust preferred securities are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the trust preferred securities are included in Tier I Capital in accordance with regulatory reporting requirements. In July 2003, the Board issued a supervisory letter indicating that trust preferred securities currently will continue to qualify as Tier 1 capital for regulatory purposes until further notice. The Board has also stated that it will continue to review the regulatory implications of any accounting treatment changes and will provide further guidance, if necessary. Should the Board disallow trust preferred securities to be treated as Tier 1 capital due to changes made by the Financial Accounting Standards Board ("FASB") the Company's Tier 1 capital ratio may be negatively impacted. The Company's earnings may also be negatively impacted due to the possible prepayment penalties associated with the redemption of the trust preferred securities.

BORROWINGS FROM THE FEDERAL HOME LOAN BANK SYSTEM.
     The Bank is currently a member bank of the Federal Home Loan of Pittsburgh ("FHLB"). Membership in this system allows the Company's subsidiary bank to participate in various programs offered by its member banks. The company's bank borrows funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. Recent weakness with certain Federal Home Loan Banks, including Pittsburgh, may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur the company's short term liquidity needs could be negatively impacted. At December 31, 2003 the Bank owns $22.7 million of FHLB stock, which has a dividend yield approximating 1.40%. This dividend may be eliminated by the FHLB at anytime in the future in order for the FHLB to restore its retained earnings. In such case, the FHLB stock owned by the Company may be deemed a non-earning asset.

THE COMPANY'S FUTURE DEPENDS ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES.
     The Company's primary business activity for the foreseeable future will be to act as the holding company of the Bank and subsidiaries. Therefore, the Company's future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Company's growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money or be dilutive to earnings per share, particularly for the first few years. A new bank or company may bring with it unexpected liabilities, bad loans, or poor employee relations, or the new bank or company may lose customers and the associated revenue.

THE COMPANY'S ABILITY TO PAY DIVIDENDS IS LIMITED.
     Holders of shares of the Company's common stock are entitled to dividends if, when, and as declared by the Company's Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends. Additional restrictions are placed upon the Company by the policies of federal regulators, including the Federal Reserve Board's November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year's net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company's and Bank's future earnings, capital requirements, regulatory constraints and financial condition.

ITEM 2. PROPERTIES
     The Registrant's subsidiaries generally own their respective offices, related facilities and unimproved real property that is held for future expansion. As of December 31, 2003, WesBanco operated 72 banking offices in West Virginia, Central and Eastern Ohio and Western Pennsylvania, of which 60 are owned and 12 are operated under long-term leases. These leases expire at various dates through April 2010 and generally include options to renew.
     The main office of the Registrant is located at One Bank Plaza, Wheeling, West Virginia, in a building owned by the Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco's community banking segment and the trust and investment services segment. During 1998, an office building located adjacent to the main office was acquired by WesBanco Properties, Inc., an affiliate of WesBanco. The Bank's back office operations currently occupy approximately one half of the office space available, with the remaining portion leased to unrelated businesses.
     The consolidated investment in net bank premises and equipment at December 31, 2003 was $53.2 million compared to $55.7 million at December 31, 2002.
     At various building locations, WesBanco provides commercial office space and will continue to look for opportunities to rent office space to unrelated businesses. Rental income totaled $0.7 million for 2003 compared to $0.6 million for 2002. For additional disclosures related to WesBanco's properties, other fixed assets and leases, see "Note 5: Premises and Equipment" on page E-13 of
Exhibit 13 incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS
     On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), presently pending in the United States District Court for the Northern District of West Virginia. WesBanco has essentially become the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs now asserts that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case has substantially limited the class of plaintiffs to a group of approximately 37 individuals and has granted partial summary judgment to significantly reduce the scope and extent of the underlying case. The Judge handling the case is a military reservist and has been called to active duty and there is some uncertainty as to the timeframe for proceedings in the matter. It is not believed that the case presents any material risk of exposure to WesBanco though, as with any litigation matter, there are uncertainties in the outcome of the proceeding which cannot be determined with any degree of certainty.

     On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. WesBanco's banking subsidiary did make a loan to the plaintiff's company which became delinquent and the bank did recover a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against WesBanco's banking subsidiary. The case is currently in its discovery phase. The broad and sweeping nature of the alleged conduct makes it difficult to assess the substance of Complaint.

     A second suit involving essentially the same issues was filed by another party involved in the ambulance service and this case is styled Ellis v. OVMC, et al., Civil Action NO. 03-C-578(G). This case has recently been consolidated with the Matesic case at the request of the defendants, including the bank. The bank intends to vigorously defend the suit and believes that there is no merit to the allegations of the suits.

     WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
     WesBanco's common stock is quoted on The NASDAQ Stock Market ("NASDAQ"), with a trading symbol of WSBC. The approximate number of holders of WesBanco's $2.0833 par value common stock as of December 31, 2003 was 5,485. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco's KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

Quarterly price information, reflecting high and low sales prices as reported by NASDAQ and quarterly dividends per share for 2003 and 2002 are as presented below:

                                           2003                                          2002
                          -----------------------------------------   -------------------------------------------
                                                       Dividend                                      Dividend
                             High           Low        Declared            High           Low        Declared
===================================================================   ===========================================
Fourth quarter               $28.83        $23.40          $.240          $26.00         $19.32          $.235
Third quarter                 26.00         23.39           .240           25.00          19.66           .235
Second quarter                26.50         22.58           .240           25.52          22.35           .235
First quarter                 25.50         21.67           .240           24.00          19.99           .230
-------------------------------------------------------------------   -------------------------------------------

     On June 19, 2003, WesBanco Capital Trust II formed by WesBanco under the laws of Delaware, issued a $13.0 million Junior Subordinated Note, due June 30, 2033, to a statutory trust which issued 13,000 shares of trust preferred securities with a liquidation value of $13.0 million, based upon this note and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco Capital Trust II issued 410 common securities to WesBanco with a liquidation value of $0.4 million. The trust preferred securities were issued and sold in a private placement offering. Interest is payable quarterly at a rate of 5.80% for the first five years ("no call period"), which will then reset quarterly beginning on June 30, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.15%. The note matures on June 30, 2033, and may be redeemed on or after June 30, 2008, without penalty, after the no call period. The note and trust preferred securities provide that WesBanco has the right to elect to defer the payment of interest on the note and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on the debenture, it may not, among other things, declare or pay any dividends on its common stock during any such period. The net proceeds received by WesBanco are being used to reduce outstanding indebtedness, fund the current stock repurchase plan and for general working capital purposes.
     The trust preferred securities were sold to Trapeza CDO III, LLC. A discount in the amount of $0.3 million was earned by Trapeza CDO III, LLC in connection with the private placement. This private placement was limited to a single institutional investor which qualified as an "accredited investor" as defined in Rule 501(a) of Regulation D. The issuance of the note and the related trust preferred securities was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act").
     On June 26, 2003, WesBanco, Inc. Capital Statutory Trust III formed by WesBanco under the laws of Connecticut, issued a $17.0 million Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due June 26, 2033, to a statutory trust which issued 17,000 shares of trust preferred securities with a liquidation value of $17.0 million, based upon this debenture and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco, Inc. Capital Statutory Trust III issued 526 common securities to WesBanco with a liquidation value of $0.5 million. The trust preferred securities were issued and sold in a private placement offering. Interest is payable quarterly at a rate of 5.55% for the first five years, which will then reset quarterly beginning on June 26, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.10%. The debenture matures on June 30, 2033, and may be redeemed on or after June 30, 2008, without penalty, after the no call period. The debenture and trust preferred securities provide that WesBanco has the right to elect to defer the payment of interest on the debenture and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on the debenture, it may not declare or pay any dividends on its common stock during any such period. The net proceeds received by WesBanco are being used to reduce outstanding indebtedness, fund the current stock repurchase plan and for general working capital purposes.
     The trust preferred securities were sold to Preferred Term Securities X, Ltd. A discount in the amount of $0.5 million was earned by FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. in connection with the private placement. This private placement was limited to a single institutional investor, which qualified as an "accredited investor" as defined in Rule 501(a) of Regulation D. The issuance of the debenture and the related trust preferred securities was exempt from registration under the Securities Act.
     On June 30, 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share. These securities were listed on the NASDAQ under the symbol "WSBCP", and after they were redeemed the issue was delisted.
     For additional disclosures relating to WesBanco's Trust Preferred Securities, see "Note 10: Trust Preferred Securities and Junior Subordinated Debt" on page E-15 of Exhibit 13 incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
     Selected financial data is set forth under the heading "Table 1. Six Year Selected Financial Summary" on page E-30 of Exhibit 13 incorporated herein by reference in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Discussion of the Corporation's financial position and results of operations is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-29 through E-46 of Exhibit 13 incorporated herein by reference in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Discussion of the Corporation's Quantitative and Qualitative Disclosures About Market Risk is set forth under the section "Management's Discussion and Analysis of the Consolidated Financial Statements" on pages E-44 through E-46 of
Exhibit 13 incorporated herein by reference in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements", "Management's Responsibility for Financial Statements", the "Report of Ernst & Young LLP, Independent Auditors" and the "Condensed Quarterly Statements of Income" are set forth on pages E-3 through E-28 of Exhibit 13 incorporated herein by reference in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. WesBanco's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that WesBanco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to WesBanco`s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. WesBanco's management, including the CEO and CFO, does not expect that WesBanco's disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within WesBanco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

CHANGES IN INTERNAL CONTROLS. Our CEO and our CFO have evaluated the changes to WesBanco's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information relating to the principal occupations of directors of WesBanco, their ages, directorships in other companies and respective terms of office is set forth under the heading "Election of Directors" and "Continuing Directors" in the Proxy Statement and is incorporated by reference.
     Information relating to executive officers of WesBanco is set forth under the heading "Executive Officers of the Corporation" in the Proxy Statement and is incorporated by reference.
     Information relating to late filings is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference.
     Information relating to the Audit Committee of WesBanco is set forth under the heading "Audit Committee" in the Proxy Statement and is incorporated by reference.
     Information relating to the Financial Expert of WesBanco's Audit Committee is set forth under the heading "Audit Committee" in the Proxy Statement and is incorporated by reference.

CODE OF ETHICS
     WesBanco has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including WesBanco's Chief Executive Officer, Chief Financial Officer, Controller and other executive officers. WesBanco's "Code of Business Conduct and Ethics" can be found posted on our website at http://www.wesbanco.com in the "Investor Relations" section under "Corporate Governance". WesBanco intends to disclose any changes or amendments to this code of ethics on its website.

ITEM 11. EXECUTIVE COMPENSATION
     Information relating to compensation of directors and executive officers is set forth under the heading "Compensation of Executive Officers" in the Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information relating to the beneficial ownership of WesBanco's common stock by all directors, each executive officer named in the "Summary Compensation Table" of the Proxy and all executive officers and directors as a group is set forth under the heading "Ownership of Securities by Directors, Nominees and Officers" in the Proxy and is incorporated by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

             PLAN CATEGORY               NUMBER OF SECURITIES TO     WEIGHTED AVERAGE      NUMBER OF SECURITIES REMAINING
                                         BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       FOR FUTURE ISSUANCE UNDER
                                          OF OUTSTANDING OPTIONS    OUTSTANDING OPTIONS      EQUITY COMPENSATION PLANS
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
      security holders                           384,840                  $23.21                      578,070
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
      by security holders                          None                    None                         None
---------------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information relating to transactions and relationships with certain directors and executive officers of WesBanco is set forth under the heading "Transactions with Directors and Officers" in the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under "Note 18: Transactions with Related Parties" on page E-23 of Exhibit 13 incorporated herein by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information relating to the Principal Accounting Fees and Services is set forth under the heading "Independent Auditors" in the Proxy Statement and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

     (1) FINANCIAL STATEMENTS

                                                                      PAGE NO.
                                                                      --------
The following consolidated financial statements and report of independent auditors of WesBanco of the Annual Report to Shareholders are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2003 and 2002            E-3

Consolidated Statements of Income for the years ended December
31, 2003, 2002 and 2001                                                 E-4

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2003, 2002 and 2001                        E-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 200 1                                       E-6

Notes to Consolidated Financial Statements                          E-7 to E-26

Management's Responsibility for Financial Statements                    E-27

Report of Ernst & Young LLP, Independent Auditors                       E-27

Condensed Quarterly Statements of Income                                E-28

     (2) FINANCIAL STATEMENT SCHEDULES
         No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

     (3) EXHIBIT LISTING
         Exhibits listed on the Exhibit Index on page E-1 and E-2 of this Form 10-K are filed herein or are incorporated by reference.

(B) REPORTS ON FORM 8-K
The following reports on Form 8-K were filed by the registrant subsequent to September 30, 2003:

     On October 17, 2003 WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. The Form 8-K included a press release dated October 16, 2003 announcing the election of Edward M. George as Chairman of the Board.
     On October 17, 2003, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. The Form 8-K included a press release dated October 16, 2003 containing the earnings for the three months and nine months ended September 30, 2003.
     On December 23, 2003, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. The Form 8-K included a press release dated December 23, 2003 announcing that the WesBanco Board of Directors recently elected Paul M. Limbert to the holding company board at their December meeting.
     On January 21, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. The Form 8-K included a press release dated January 21, 2004 containing the earnings for the three months and twelve months ended December 31, 2003.
     On February 26, 2004, WesBanco, Inc. filed a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The Form 8-K included a press release dated February 19, 2004, announcing that the WesBanco Board of Directors approved an increase in the quarterly cash dividends to be paid to its shareholders, increasing the quarterly cash dividend to $.25 per common share and a press release dated February 26, 2004, announcing that the WesBanco Board of Directors elected Vaughn L. Kiger and Robert E. Kirkbride to the holding company board at their February meeting.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                           WESBANCO, INC.

                                       By: /s/ Paul M. Limbert
                                           ------------------------------------
                                           PAUL M. LIMBERT
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       By: /s/ Robert H. Young
                                           ------------------------------------
                                           ROBERT H. YOUNG
                                           EXECUTIVE VICE PRESIDENT
                                           AND CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 15, 2004.

                                       By: /s/ Edward M. George
                                           ------------------------------------
                                           EDWARD M. GEORGE
                                           CHAIRMAN OF THE BOARD

     The Directors of WesBanco (listed below) executed a power of attorney appointing Paul M. Limbert their attorney-in-fact, empowering him to sign this report on their behalf.
                                       By: /s/ Paul M. Limbert
                                           ------------------------------------
                                           PAUL M. LIMBERT
                                           ATTORNEY-IN-FACT


JAMES E. ALTMEYER                          VAUGHN L. KIGER
RAY A. BYRD                                ROBERT E. KIRKBRIDE
R. PETERSON CHALFANT                       JOHN W. KEPNER
JOHN H. CHEFFY                             PAUL M. LIMBERT
CHRISTOPHER V. CRISS                       JAY T. MCCAMIC
JAMES D. ENTRESS                           WILLIAM E. MILDREN, JR.
ABIGAIL M. FEINKNOPF                       JOAN C. STAMP
ERNEST S. FRAGALE                          CARTER W. STRAUSS
EDWARD M. GEORGE                           REED J. TANNER
ROLAND L. HOBBS                            ROBERT K. TEBAY

                          EXHIBIT INDEX

Exhibit
Number                         Document                                                      Location:
-------                        --------                                                      ---------
3.1     Restated Articles of Incorporation of WesBanco, Inc.           Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the
                                                                       Registrant with the Securities and Exchange Commission on
                                                                       May 16, 1996.

3.2     Articles of Amendment to the Articles of Incorporation of      Incorporated by reference to Form 10-Q filed by the
        WesBanco, Inc.                                                 Registrant with the Securities and Exchange Commission on
                                                                       May 15, 1998.

3.3     Bylaws of WesBanco, Inc. (As Amended and Restated August       Incorporated by reference to Form 10-Q filed by the
        22, 2002)                                                      Registrant with the Securities and Exchange Commission on
                                                                       November 14, 2002.

4.1     Specimen Certificate of WesBanco, Inc. Common Stock            Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the
                                                                       Registrant with the Securities and Exchange Commission on
                                                                       August 9, 1991.

4.2     Junior Subordinated Indenture dated June 19, 2003 entered      Incorporated by reference to Form 10-Q filed by the
        into between WesBanco, Inc., as issuer and The Bank of New     Registrant with the Securities and Exchange Commission on
        York, as Trustee                                               August 13, 2003.

4.3     Amended and Restated Declaration of Trust of WesBanco, Inc.    Incorporated by reference to Form 10-Q filed by the
        Capital Trust II                                               Registrant with the Securities and Exchange Commission on
                                                                       August 13, 2003.

4.4     Form of Common Securities Certificate of WesBanco, Inc.        Incorporated by reference to Form 10-Q filed by the
        Capital Trust II (included as an exhibit to Exhibit 4.3)       Registrant with the Securities and Exchange Commission on
                                                                       August 13, 2003.

4.5     Form of Preferred Securities Certificate of WesBanco, Inc.     Incorporated by reference to Form 10-Q filed by the
        Capital Trust II (included as an exhibit to Exhibit 4.3)       Registrant with the Securities and Exchange Commission on
                                                                       August 13, 2003.

4.6     Guarantee Agreement between WesBanco, Inc. and The Bank of     Incorporated by reference to Form 10-Q filed by the
        New York                                                       Registrant with the Securities and Exchange Commission on
                                                                       August 13, 2003.

4.7     Indenture dated June 26, 2003 entered into between             Incorporated by reference to Form 10-Q filed by the
        WesBanco, Inc., as issuer and U.S. Bank National               Registrant with the Securities and Exchange Commission on
        Association, as Trustee                                        August 13, 2003.

4.8     Amended and Restated Declaration of Trust of WesBanco, Inc.    Incorporated by reference to Form 10-Q filed by the
        Capital Statutory Trust III                                    Registrant with the Securities and Exchange Commission on
                                                                       August 13, 2003.

4.9     Form of Capital Security Certificate of WesBanco, Inc.         Incorporated by reference to Form 10-Q filed by the
        Capital Statutory Trust III (included as an exhibit to         Registrant with the Securities and Exchange Commission on
        Exhibit 4.8)                                                   August 13, 2003.

4.10    Form of Common Security Certificate of WesBanco, Inc.          Incorporated by reference to Form 10-Q filed by the
        Capital Statutory Trust III (included as an exhibit to         Registrant with the Securities and Exchange Commission on
        Exhibit 4.8)                                                   August 13, 2003.

4.11    Guarantee Agreement between WesBanco, Inc. and U.S. Bank       Incorporated by reference to Form 10-Q filed by the
        National Association                                           Registrant with the Securities and Exchange Commission on
                                                                       August 13, 2003.

10.1    Directors' Deferred Compensation Plan                          Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the
                                                                       Registrant with the Securities and Exchange Commission on
                                                                       May 16, 1996.

10.2    Key Executive Incentive Bonus and Option Plan                  Incorporated by reference to Schedule 14A Definitive Proxy
                                                                       Statement (Appendix A) filed by the Registrant with the
                                                                       Securities and Exchange Commission on March 13, 1998

10.3    Employment Agreements                                          Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the
                                                                       Registrant with The Securities and Exchange Commission on
                                                                       November 30,1993.

                                                                       Incorporated by reference to Form 8-K filed by the
                                                                       Registrant with the Securities and Exchange Commission on
                                                                       April 15, 1998.

10.4    Employment Continuity Agreement                                Incorporated by reference to Form 10-K filed by the
                                                                       Registrant with the Securities and Exchange Commission on
                                                                       March 11, 1999.

10.5    Executive Supplemental Income Agreement                        Incorporated by reference to Form 10-K filed by the
                                                                       Registrant with the Securities and Exchange Commission on
                                                                       March 30, 2000.

                                 EXHIBIT INDEX

Exhibit
Number                         Document                                                      Location:
-------                        --------                                                      ---------
10.6    Form of Change in Control Agreement by and between             Incorporated by reference to Form 10-Q filed by the
        WesBanco, Inc., WesBanco Bank, Inc., and Paul M. Limbert,      Registrant with the Securities and Exchange Commission on
        Jerome B. Schmitt, John W. Moore, Kristine N. Molnar and       November 15, 1999.
        Robert H. Young

10.7    Form of Salary Continuation Agreement by and between           Incorporated by reference to Form 10-K filed by the
        WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert,          Registrant with the Securities and Exchange Commission on
        Jerome B. Schmitt, John W. Moore, Kristine N. Molnar, Peter    March 30, 2000.
        W. Jaworski and Edward M. George

10.8    Second Amended Severance Plan Clarification Agreement,         Incorporated by reference to Form 10-K filed by the
        dated February 26, 2002, by and between American               Registrant with the Securities and Exchange Commission on
        Bancorporation, Jeremy C. McCamic and WesBanco, Inc.           March 29, 2002.

10.9    Second Amended Consulting Agreement, dated February 26,        Incorporated by reference to Form 10-K filed by the
        2002, by and between WesBanco, Inc. and Jeremy C. McCamic      Registrant with the Securities and Exchange Commission on
                                                                       March 29, 2002.

10.10   Employment Agreement, dated November 30, 2001, by and          Incorporated by reference to a prior Registration
        between WesBanco Bank, Inc., WesBanco, Inc. and Brent E.       Statement on Form S-4 under Registration No. 333-74814
        Richmond                                                       filed by the Registrant with the Securities and Exchange
                                                                       Commission on December 10, 2001.

10.11   Employment Agreement dated June 30, 2001, by and between       Incorporated by reference to Form 10-K filed by the
        WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.        Registrant with the Securities and Exchange Commission on
                                                                       March 29, 2002.

10.12   Stock Option Amendment Agreement, dated May 31, 2002, by       Incorporated by reference to Form 10-Q filed by the
        and between WesBanco, Inc. and  Dennis P. Yaeger               Registrant with the Securities and Exchange Commission on
                                                                       August 14, 2002.

10.13   Separation Agreement and Release and Waiver of Claims,         Incorporated by reference to Form 10-Q filed by the
        dated May 2, 2002, by and between WesBanco, Inc. and Dennis    Registrant with the Securities and Exchange Commission on
        P. Yaeger                                                      August 14, 2002.

10.14   Employment Agreement dated May 28, 2003, by and between        Incorporated by reference to Form 10-Q filed by the
        WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco,       Registrant with the Securities and Exchange Commission on
        Inc.                                                           August 13, 2003.

11      Computation of Earnings Per Share                              Computation of earnings per share can be clearly determined from the material contained in Exhibit 13, page E-4.
                                                                       Primary and fully diluted earnings per share are the same
                                                                       for all years presented.

13      Annual Report to Shareholders (except for those  portions
        expressly  incorporated by reference herein, this report is
        not "filed" as part of this Report on Form 10-K.)                                           *

21      Subsidiaries of the Registrant                                                              *

22      Proxy Statement for the Annual Shareholders' Meeting to be     Incorporated  by reference to Schedule 14A Definitive Proxy
        held April 21, 2004                                            Statement filed by the Registrant with the Securities and
                                                                       Exchange Commission on March 15, 2004.

23      Consent of Ernst & Young LLP                                                                *

24      Power of Attorney                                                                           *

31.1    Certification of Chief Executive Officer of Periodic Report                                 *
        Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2    Certification of Chief Financial Officer of Periodic Report                                 *
        Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1    Certification Pursuant to 18 U.S.C.Section 1350, as adopted                                 *
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   *    Filed Within

