Form 10-Q
period 2004-03-31
WESBANCO INC
filed 2004-05-10
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission File Number 0-8467

[Graphic]

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
Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act.
Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2004 there were 19,679,153 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

ITEM #	ITEM	PAGE NO.

	PART I

1	Financial Statements and Accompanying Notes	3 - 11

2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 20

3	Quantitative and Qualitative Disclosures About Market Risk	20 - 21

4	Controls and Procedures	22

	PART II

1	Legal Proceedings	22

2	Changes in Securities and Use of Proceeds	23

3	Defaults Upon Senior Securities	23

4	Submission of Matters to a Vote of Security Holders	23

5	Other Information	23

6(a)	Exhibits	23

6(b)	Reports on Form 8-K	24

	Signatures	25

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements
Consolidated Balance Sheets at March 31, 2004 and December 31, 2003, and Consolidated Statements of Income for the three months ended March 31, 2004 and 2003, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 are set forth on the following pages.
In the opinion of the management of WesBanco, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial information referred to above for such periods, have been made. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of what results may be attained for the entire year.
For further information, refer to WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2003, which includes the 2003 Annual Report to Shareholders.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)
	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS
Cash and due from banks	$68,193	$88,021
Due from banks – interest bearing	3,835	3,189
Federal funds sold	13,000	17,000
Securities:
Held to maturity (fair values of $434,110 and $449,746, respectively)	415,997	434,226
Available for sale, carried at fair value	726,077	766,883

Total securities	1,142,074	1,201,109

Loans held for sale	765	1,741

Total portfolio loans, net of unearned income	1,948,949	1,931,797
Allowance for loan losses	(26,802)	(26,235)

Net portfolio loans	1,922,147	1,905,562

Premises and equipment	52,623	53,232
Accrued interest receivable	18,054	18,247
Goodwill	49,868	49,868
Core deposit intangible, net	7,646	7,933
Bank-owned life insurance	66,679	66,001
Other assets	31,628	33,103

Total Assets	$3,376,512	$3,445,006

LIABILITIES
Deposits:
Non-interest bearing demand	$317,095	$328,337
Interest bearing demand	292,004	307,925
Money market	570,047	563,295
Savings deposits	353,206	352,324
Certificates of deposit	928,512	930,201

Total deposits	2,460,864	2,482,082

Federal Home Loan Bank borrowings	360,386	361,230
Other borrowings	152,077	217,754
Junior subordinated debt	30,936	30,936

Total borrowings	543,399	609,920

Accrued interest payable	5,490	5,793
Other liabilities	41,136	28,775

Total Liabilities	3,050,889	3,126,570

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock ($2.0833 par value; 50,000,000 shares authorized;
21,319,348 shares issued)	44,415	44,415
Capital surplus	52,994	52,900
Retained earnings	267,887	263,080
Treasury stock (1,646,245 and 1,577,884 shares, respectively, at cost)	(40,588)	(38,383)
Accumulated other comprehensive income (loss)	2,344	(1,864)
Deferred benefits for directors and employees	(1,429)	(1,712)

Total Shareholders' Equity	325,623	318,436

Total Liabilities and Shareholders' Equity	$3,376,512	$3,445,006

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in thousands, except per share amounts)
	For the Three Months Ended, March 31,

	2004	2003

INTEREST INCOME
Loans, including fees	$28,162	$28,747
Securities:
Taxable	7,294	8,597
Tax-exempt	4,351	4,464

Total interest on securities	11,645	13,061

Federal funds sold	24	97

Total interest income	39,831	41,905

INTEREST EXPENSE
Interest bearing demand deposits	195	305
Money market deposits	2,336	2,898
Savings deposits	280	694
Certificates of deposit	6,533	8,716

Total interest on deposits	9,344	12,613
Federal Home Loan Bank borrowings	3,190	3,570
Other borrowings	541	605
Junior subordinated debt	429	—
Trust preferred securities	—	275

Total interest expense	13,504	17,063

NET INTEREST INCOME	26,327	24,842
Provision for loan losses	1,800	1,980

Net interest income after provision for loan losses	24,527	22,862

NON-INTEREST INCOME
Trust fees	3,531	2,982
Service charges on deposits	3,013	2,696
Bank-owned life insurance	689	791
Other income	867	772
Net securities gains	661	1,006

Total non-interest income	8,761	8,247

NON-INTEREST EXPENSE
Salaries and wages	8,586	7,960
Employee benefits	2,609	2,481
Net occupancy	1,569	1,491
Equipment	1,770	1,818
Core deposit intangible amortization	287	293
Other operating	6,314	6,012
Total non-interest expense	21,135	20,055

Income before provision for income taxes	12,153	11,054
Provision for income taxes	2,394	2,165

NET INCOME	$9,759	$8,889

Earnings per share - basic	$0.49	$0.44
Earnings per share - diluted	$0.49	$0.44

Average shares outstanding - basic	19,719,934	20,366,287
Average shares outstanding - diluted	19,769,505	20,380,708

Dividends per share	$0.25	$0.24
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,

						Accumulated	Deferred
						Other	Benefits for
	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
	Shares	Amount	Surplus	Earnings	Stock	Income	Employees	Total

December 31, 2002	20,461,745	$44,415	$52,855	$246,148	$(20,482)	$4,305	$(2,070)	$325,171

Net income				8,889				8,889
Change in accumulated
other comprehensive income						(1,995)		(1,995)

Comprehensive income								6,894
Cash dividends: Common ($.24 per share)				(4,868)				(4,868)
Treasury shares purchased	(282,893)				(6,755)			(6,755)
Treasury shares sold	23,226		13		558			571
Deferred benefits for directors – net							—	—

March 31, 2003	20,202,078	$44,415	$52,868	$250,169	$(26,679)	$2,310	$(2,070)	$321,013

December 31, 2003	19,741,464	$44,415	$52,900	$263,080	$(38,383)	$(1,864)	$(1,712)	$318,436

Net income				9,759				9,759
Change in accumulated
other comprehensive income						4,208		4,208

Comprehensive income								13,967
Cash dividends: Common ($.25 per share)				(4,952)				(4,952)
Treasury shares purchased	(106,874)				(3,124)			(3,124)
Treasury shares sold	38,513		94		919			1,013
Deferred benefits for directors – net							283	283

March 31, 2004	19,673,103	$44,415	$52,994	$267,887	$(40,588)	$2,344	$(1,429)	$325,623

There was no activity in Preferred Stock during the three months ended March 31, 2004 and 2003.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)
	For the Three Months Ended March 31,

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,759	$8,889
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,448	1,457
Net amortization	896	565
Provision for loan losses	1,800	1,980
Gains on sales of securities – net	(661)	(1,006)
Gains on sales of loans – net	(67)	(150)
Deferred income taxes	(609)	(106)
Increase in cash surrender value of bank-owned life insurance	(678)	(776)
Loans originated for sale	(3,387)	(10,215)
Proceeds from the sale of loans originated for sale	4,430	10,080
Other – net	(101)	43
Net change in:
Other assets and interest receivable	644	(5,020)
Other liabilities and interest payable	11,736	16,371

Net cash provided by operating activities	25,210	22,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities held to maturity:
Proceeds from maturities, prepayments and calls	20,704	30,680
Payments for purchases	(2,674)	(4,708)
Securities available for sale:
Proceeds from sales	49,622	48,786
Proceeds from maturities, prepayments and calls	47,829	121,038
Payments for purchases	(50,613)	(211,111)
Increase in loans	(18,386)	(6,339)
Purchases of premises and equipment – net	(818)	(1,230)

Net cash provided by (used in) investing activities	45,664	(22,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	(20,998)	56,149
Decrease in Federal Home Loan Bank borrowings	(518)	(154)
Decrease in other borrowings	(55,676)	(5,584)
Decrease in federal funds purchased	(10,000)	—
Dividends paid	(4,753)	(4,834)
Treasury shares purchased – net	(2,111)	(6,184)

Net cash provided by (used in) financing activities	(94,056)	39,393

Net increase (decrease) in cash and cash equivalents	(23,182)	38,621
Cash and cash equivalents at beginning of period	108,210	81,085

Cash and cash equivalents at end of period	$85,028	$119,706

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$13,806	$17,582
Income taxes paid	1,110	200
Transfers of loans to other real estate owned	231	620
Commitments to purchase investment securities	9,997	9,050

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies
Basis of presentation: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Consolidated Financial Statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2003 Annual Report for WesBanco, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at March 31, 2004. The reclassifications had no effect on net income.
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
New accounting standards: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation”, if a company so elects. WesBanco has elected to continue to account for stock-based compensation under APB Opinion No. 25.
The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

(Unaudited, in thousands, except per share amounts)
	For the Three Months Ended March 31,

	2004	2003

Net income as reported	$9,759	$8,889
Stock based compensation expense under fair value based method – net of tax (1)	(50)	(132)

Pro forma net income	$9,709	$8,757

Earnings per share as reported - basic	$0.49	$0.44
Earnings per share as reported - diluted	$0.49	$0.44

Pro forma earnings per share - basic	$0.49	$0.43
Pro forma earnings per share - diluted	$0.49	$0.43

1) Assumes expense is amortized over a three year vesting period

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers' Disclosures about Pensions and Other Postretirement Benefits”, that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers' Accounting for Pensions” and SFAS No. 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. SFAS No. 132 (revised 2003) retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised 2003) is effective for annual and interim periods with fiscal years ending after December 15, 2003. WesBanco has adopted the revised disclosure provisions.
In January 2003 and December 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (“VIE's”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and FIN No. 46-R, a revision of FIN No. 46. Both FIN No. 46 and FIN No. 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN No. 46 and FIN No. 46-R require the consolidation of these VIE's by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN No. 46 and FIN No. 46-R apply immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN No. 46 and FIN No. 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 2004. The interpretations require certain disclosures in financial statements issued after January 31, 2003.
WesBanco has adopted the provisions under the criteria established by FIN No. 46 and FIN No. 46-R. Accordingly, WesBanco has de-consolidated two of its wholly owned trust subsidiaries created after January 31, 2003, which issued junior subordinated debt to WesBanco. The result was to recognize WesBanco's investment in the common stock of each trust subsidiary in other assets and to report the amount of junior subordinated debt issued by WesBanco to its trust subsidiaries in the liability section of the Consolidated Balance Sheet. Prior to FIN No. 46, WesBanco eliminated the investments in all of its trust subsidiaries and reported trust preferred securities in the liability section of WesBanco's Consolidated Balance Sheet. Management has evaluated its investments in low-income housing partnerships and other limited partnerships and determined that consolidation of these investments is not required. The implementation of FIN No. 46 and FIN No. 46-R did not have a significant impact on WesBanco's financial condition, results of operations or cash flows.

Note 2 – Business Segments
WesBanco operates two reportable segments: community banking, and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets under administration of the trust and investment services segment was approximately $2.8 billion at March 31, 2004, $2.3 billion at March 31, 2003 and $2.8 billion at December 31, 2003. These assets are held by WesBanco’s affiliate, WesBanco Bank, Inc., in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheet.
The following table provides selected financial information for the segments of WesBanco:
	Community Banking	Trust and Investment Services	Consolidated
(Unaudited, in thousands)

For the three months ended March 31, 2004:

Net interest income	$26,327	—	$26,327
Provision for loan losses	1,800	—	1,800
Non-interest income	5,230	$3,531	8,761
Non-interest expense	19,115	2,020	21,135
Provision for income taxes	1,790	604	2,394
Net income	$ 8,852	$ 907	$ 9,759

For the three months ended March 31, 2003:

Net interest income	$24,842	—	$24,842
Provision for loan losses	1,980	—	1,980
Non-interest income	5,265	$2,982	8,247
Non-interest expense	18,100	1,955	20,055
Provision for income taxes	1,754	411	2,165
Net income	$ 8,273	$ 616	$ 8,889

Note 3 – Goodwill and Core Deposit Intangible
WesBanco’s Consolidated Balance Sheet includes goodwill of $49.9 million at March 31, 2004 and December 31, 2003. In 2002, WesBanco capitalized $31.0 million in goodwill and $11.1 million in core deposit intangibles in connection with the American acquisition. The core deposit intangible is being amortized over a weighted average life of approximately 8 years. Amortization expense on core deposit intangibles totaled $0.3 million for the three months ended March 31, 2004 and 2003. The remaining goodwill intangible is not subject to amortization but is evaluated annually for possible impairment.
Core deposit intangible amortization for each of the next five years is as follows: (Unaudited, in thousands)
Year	Amount

Remainder of 2004	$867
2005	957
2006	802
2007	677
2008	573

Note 4 – Other Comprehensive Income
The changes in accumulated other comprehensive income are as follows:
	For the Three Months Ended March 31,

(Unaudited, in thousands)	2004	2003

Net Income	$ 9,759	$ 8,889
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	8,069	(2,399)
Related income tax (expense) benefit (1)	(3,187)	948
Net securities (gains) losses reclassified into earnings	(661)	(1,005)
Related income tax expense (benefit) (1)	261	397

Net effect on other comprehensive income for the period	4,482	(2,059)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	(411)	154
Related income tax (expense) benefit (1)	162	(61)
Net derivative (gains) losses reclassified into earnings	(42)	(48)
Related income tax expense (benefit) (1)	17	19

Net effect on other comprehensive income for the period	(274)	64

Total change in other comprehensive income (loss)	4,208	(1,995)

Comprehensive income	$13,967	$ 6,894

(1) Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income is as follows:
(Unaudited, in thousands)	Minimum Pension Liability	Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total

Balance, December 31, 2002	$(2,955)	$10,337	$(3,077)	$ 4,305
Period change, net of tax	—	(2,059)	64	(1,995)

Balance, March 31, 2003	$(2,955)	$ 8,278	$(3,013)	$ 2,310

Balance, December 31, 2003	—	$ 561	$(2,425)	$(1,864)
Period change, net of tax	—	4,482	(274)	4,208

Balance, March 31, 2004	—	$ 5,043	$(2,699)	$ 2,344

Note 5: Trust Preferred Securities and Junior Subordinated Debt
On March 1, 2002, WesBanco assumed $12.65 million of 8.50% Company Obligated Manditorily Redeemable Capital Securities of Subsidiary Trust (“Trust Preferred Securities”) in connection with the American acquisition. On June 30, 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of Trust Preferred Securities were redeemed at a price of $10.00 per share. In connection with the redemption in the second quarter of 2003, WesBanco included in other operating expenses the write-off of $0.6 million in unamortized issuance costs related to the original issuance of these Trust Preferred Securities.
In June of 2003, WesBanco formed WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III (the “Trusts”). These Trusts were formed for the purpose of issuing $30.0 million in trust preferred securities through two pooled trust preferred programs. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debt”) issued by WesBanco. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in Junior Subordinated Debentures, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debentures held by the Trusts. Both Trusts provide WesBanco with the option to defer payment of interest on the debentures for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.
WesBanco adopted the provisions of FIN No. 46 in the fourth quarter of 2003. As a result, WesBanco deconsolidated its special purpose trusts which were formed for the issuance of trust preferred securities to outside investors, because it does not absorb a majority of the expected losses or residual returns of the trusts. These Trusts were previously consolidated because they were controlled by WesBanco through a majority voting interest. The effect of such deconsolidation was to remove the Trust Preferred Securities from WesBanco's Consolidated Balance Sheet, recognize WesBanco's junior subordinated debt obligations to the special purpose trusts, and record each of WesBanco's equity investments in the common stock of the special purpose trusts as an other asset. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation.
The Junior Subordinated Debentures are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the Federal Reserve Bank currently allows bank holding companies to include trust preferred securities up to a certain limit of Tier 1 Capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.
The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as March 31, 2004:
	Trust		Junior	Stated	Optional
	Preferred	Common	Subordinated	Maturity	Redemption
(Unaudited, in thousands)	Securities	Securities	Debt	Date	Date

WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008

WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008

Total trust preferred securities	$30,000	$936	$30,936

(1) Fixed rate of 5.80% through June 30, 2008 and three month LIBOR plus 3.15% thereafter
(2) Fixed rate of 5.55% through June 26, 2008 and three month LIBOR plus 3.10% thereafter

The interest expense incurred on these trust preferred securities and junior subordinated debt for the three months ended March 31, 2004 and 2003 amounted to $0.4 million and $0.3 million, respectively.

Note 6: Pension Plan
The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

(Unaudited, in thousands)	For the Three Months Ended March 31,

	2004	2003

Service cost – benefits earned during year	$515	$363
Interest cost on projected benefit obligation	652	599
Expected return on plan assets	(729)	(590)
Net amortization and recognized loss	175	184

Net periodic pension cost	$613	$556

Cash Flows
The following table sets forth information about the expected cash flows for the pension plan: (Unaudited, in thousands)
Employer Contributions	Amount

2004	$1,979

Note 7: Commitments and Contingent Liabilities
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
Commitments for lines of credit were $339.9 million at March 31, 2004 compared to $325.7 million at December 31, 2003. This increase is primarily due to growth in operating lines of credit to businesses and commercial real estate construction loans. Commitments for letters of credit were $31.2 million at March 31, 2004 and $31.6 million at December 31, 2003. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $14.6 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $73 thousand and is included in other liabilities on the Consolidated Balance Sheet as of March 31, 2004.

Note 8 – Subsequent Event
On April 1, 2004, WesBanco announced the definitive Agreement and Plan of Merger providing for the merger of Western Ohio Financial Corporation (“Western Ohio”), Springfield, Ohio, and Western’s affiliate, Cornerstone Bank with and into a newly formed WesBanco subsidiary and its principal banking subsidiary, WesBanco Bank, Inc. Under the terms of the transaction, WesBanco will exchange a combination of its common stock and cash for Western Ohio. For each share of Western Ohio common stock that a Western Ohio shareholder owns they will receive, at their election, either $35.00 in cash or 1.18 shares of WesBanco common stock, subject to certain limitations. The exchange is structured to be a 55% stock and 45% cash transaction. The transaction will be accounted for using the purchase method of accounting. As of December 31, 2003, Western Ohio had total assets of $399.5 million, deposits of $248.7 million and stockholders’ equity of $44.4 million.  WesBanco is currently evaluating its financing opportunities for the cash portion of the deal, which is approximately $30.0 million. Such opportunities could include current available funds, dividends from its banking subsidiary, the current line of credit or new lines of credit at the parent company and other market sources including trust preferred securities and subordinated debt.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS: Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties’, including those detailed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under the section “Risk Factors”. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES: WesBanco’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2004 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2003 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

OVERVIEW
WesBanco is a multi-state bank holding company presently operating through 72 banking offices and 106 ATM machines in West Virginia, Central and Eastern Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Economic factors such as market interest rates, local and regional economic conditions and the competitive environment influence WesBanco’s business volumes.
Despite the continuation of historically low interest rates, WesBanco’s net interest income grew in the first quarter of 2004. Commercial loan growth during 2004 as well as a reduction of rates on deposit products earlier in 2003 and the repricing of certain Federal Home Loan Bank borrowings at current market rates throughout 2003 and the first quarter of 2004 helped to stem margin compression experienced earlier in 2003.
Total loans increased mainly as a result of growth in commercial lending, while WesBanco’s other loan categories remained relatively static. WesBanco has experienced growth in commercial and commercial real estate loans as a result of a greater focus on new business development in all markets as well as the addition of experienced lenders in existing and newer markets. WesBanco expects growth opportunities to continue in commercial and to a lesser extent, consumer and mortgage lending throughout 2004.
Total investment securities decreased slightly while cash flows from the portfolio due to calls, maturities and prepayments for 2004 have slowed considerably over the levels experienced in 2003. The reinvestment of these cash flows into lower yielding investment securities has caused a decrease in the yield on investment portfolio.
Total deposits decreased slightly compared to the year end levels due to decreases in non-interest bearing demand, interest bearing demand and certificates of deposit, while savings accounts and money market accounts increased as customers continued to favor non-maturity types of deposit products in anticipation of rising interest rates. In 2004, more emphasis has been placed on lower cost transaction accounts and competitive special certificates of deposit offerings.
Asset quality, which improved throughout 2003, continues to show improvement in 2004. A general upswing in economic conditions also contributed to improvement in overall credit quality. WesBanco also experienced reduced level of charge-offs, normalized for the charge-offs related to the fourth quarter assets sales, due to increased collection efforts and improved collateral values on repossessed automobiles, as well as a decrease in loans past due 90 days or more and delinquencies less than 90 days past due.

Earnings Summary
WesBanco’s earnings per share for the first quarter ended March 31, 2004 increased 11.4% to $0.49 compared to $0.44 for first quarter ended March 31, 2003. Net income for the first quarter ended March 31, 2004 increased 9.8% to $9.8 million compared to $8.9 million for first quarter ended March 31, 2003. Annualized return on average assets increased to 1.16% for the first quarter ended March 31, 2004 compared to 1.09% in 2003 and return on average equity increased to 12.23% from 11.14%, respectively.

Net Interest Income
Net interest income, which is WesBanco’s largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short and long term borrowings). Net interest income comprises 75.0% of total revenues for the three months ended March 31, 2004. Net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
Net interest income for the first quarter of 2004 increased $1.5 million or 6.0% compared to the corresponding period in 2003, primarily from growth in earning assets and a lower cost of funds on interest bearing liabilities. The net interest margin also expanded to 3.71% for the first quarter of 2004, as compared to 3.65% for the first quarter of 2003. During the same period the average volume of interest bearing liabilities increased $60.4 million or 2.3%. The average rate paid on these liabilities decreased to 2.01% from 2.62%.
Interest income decreased $2.1 million or 4.9% compared to the first quarter of 2003. As shown in Tables 1 and 2, the yield on average earning assets for the first quarter ended March 31, 2004 decreased 50 basis points to 5.45% compared to 2003 and was partially offset by the volume of average earning assets increasing $97.1 million or 3.2% as compared to the first quarter of 2003. The volume increases were primarily in average commercial loans. Total average loans as a percentage of total average earning assets increased to 62.1% for the first quarter of 2004 compared to 60.4% for the same period in 2003. The decrease in average yields was due to the current low interest rate environment, the reinvestment of cash flows from prepayments on the investment portfolio into securities with lower yields and existing loans repricing at the current low interest rates, as well as lower new loan rates.
Interest expense decreased $3.6 million or 20.9% for the first quarter of 2004, compared to the corresponding periods in 2003. As shown in Tables 1 and 2, the average rate paid on interest bearing liabilities for the three months ended March 31, 2004 decreased 61 basis points to 2.01% compared to the corresponding periods in 2003. During the same period the average volume of interest bearing liabilities increased $60.4 million or 2.3%. The decrease in the interest bearing liabilities rate was primarily due to WesBanco lowering rates on certain deposit products in the third quarter of 2003, as well customers investing maturing or new certificates of deposit funds into lower rate certificates of deposits or interest bearing money market accounts. WesBanco’s cost of funds was also lowered by the maturity of $40.0 million in FHLB fixed rate and mid-term fixed rate borrowings, which carried a weighted average rate of 5.07%, in the first quarter of 2004. These maturing FHLB borrowings were replaced late in the first quarter of 2004 with a $40.0 million FHLB borrowing which carries a fixed rate of 3.06%. WesBanco’s cost of funds was also lower due to lower rates on its other borrowings and its trust preferred and junior subordinated debt.

TABLE 1: AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
	Three Months ended March 31,

	2004		2003

	Average	Average	Average	Average
(dollars in thousands)	Volume	Rate	Volume	Rate

ASSETS
Loans, net of unearned income (1)	$1,927,964	5.87%	$1,816,433	6.42%
Securities: (2)
Taxable	790,164	3.69	785,351	4.38
Tax-exempt (3)	375,284	7.13	371,797	7.39

Total securities	1,165,448	4.80	1,157,148	5.35
Federal funds sold	10,476	0.92	33,180	1.17

Total earning assets (3)	3,103,888	5.45%	3,006,761	5.95%

Other assets	270,001		286,997

Total assets	$3,373,889		$3,293,758

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 293,956	0.27%	$ 276,748	0.45%
Money market	564,266	1.67	514,607	2.28
Savings deposits	351,748	0.32	358,244	0.79
Certificates of deposit	930,399	2.82	972,013	3.64

Total interest bearing deposits	2,140,369	1.76	2,121,612	2.41
Federal Home Loan Bank borrowings	357,757	3.59	342,670	4.22
Other borrowings	175,957	1.24	167,715	1.46
Trust preferred securities and junior
subordinated debt	30,936	5.58	12,650	8.70

Total interest bearing liabilities	2,705,019	2.01%	2,644,647	2.62%

Non-interest bearing demand deposits	315,015		290,300
Other liabilities	33,023		35,098
Shareholders' equity	320,832		323,713

Total liabilities and shareholders’ equity	$3,373,889		$3,293,758

Net interest spread		3.44%		3.33%
Taxable equivalent net interest margin (3)		3.71%		3.65%

(1) Total loans are gross of allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost.
(3) The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 2. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)
	Three Months Ended March 31, 2004 Compared to March 31, 2003

(in thousands)			Net Increase
	Volume	Rate	(Decrease)

Increase (decrease) in interest income:
Loans, net of unearned income	$33,131	$(33,716)	$ (585)
Taxable securities	1,573	(2,876)	(1,303)
Tax-exempt securities (2)	1,595	(1,708)	(113)
Federal funds sold	(55)	(18)	(73)

Total interest income change	36,244	(38,318)	(2,074)

Increase (decrease) in interest expense:
Interest bearing demand deposits	521	(631)	(110)
Money market	6,580	(7,142)	(562)
Savings deposits	(12)	(402)	(414)
Certificates of deposit	(351)	(1,832)	(2,183)
Federal Home Loan Bank borrowings	3,863	(4,243)	(380)
Other borrowings	721	(785)	(64)
Trust preferred securities and junior subordinated debt	2,666	(2,512)	154

Total interest expense change	13,988	(17,547)	(3,559)

Net interest income increase (decrease) (2)	$22,256	$(20,771)	$1,485

(1) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2) The yield on earning assets, the net interest margin is presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amount.

Non-interest Income
Non-interest income increased $0.5 million or 6.2% compared to the first quarter of 2003. The increase for 2004 was primarily due to an increase in trust fees and deposit activity fees, offset by lower securities gains. The increase related to growth in deposit activity fees was primarily due to an increase in Automated Teller Machine (“ATM”) income. Trust and Investment management fees increased $0.5 million or 18.4% compared to the first quarter of 2003. Contributing to the increases were higher equity valuations, new account relationships, and to a lesser extent, a new fee schedule for certain account types. The market value of trust assets under management increased to approximately $2.8 billion at March 31, 2004, compared to $2.3 billion at March 31, 2003 and was comparable to the $2.8 billion at December 31, 2003.
Net securities gains were $0.7 million for the first quarter of 2004 compared to $1.0 million for the corresponding period in 2003, as WesBanco continues to sell certain mortgage-backed securities that may underperform in a rising rate environment.

Non-interest Expense
Non-interest expense for the first quarter of 2004 increased $1.1 million or 5.4% compared to the first quarter of 2003, primarily in salary and employee benefit expenses, as most other categories of non-interest expense decreased or had marginal increases compared to the first quarter of 2003. For the first quarter of 2004, as compared to the first quarter of 2003, salary expense increased $0.4 million due to annual increases approved mid-year while health insurance costs increased $0.2 million from rising health care costs. In other non-interest expense areas, ATM costs based on transaction volume increased $0.2 million and marketing expenses increased $0.1 million due to special promotions and the naming rights associated with WesBanco Arena, as compared to the first quarter of 2003. WesBanco also recorded $0.3 million in losses on equity partnerships and amortization expense relating to new low-income housing partnerships as compared to the first quarter of 2003, which is partially offset by the tax benefits that WesBanco receives on these investments. These increases were somewhat offset in the first quarter of 2004 by a $0.3 million decrease in consulting fees and lower merger expenses related to the American acquisition. The efficiency ratio on a GAAP basis was 56.5% for the first quarter of 2004 and 2003.

Income Taxes
TABLE 3: Reconciliation of Income Tax Rates	For the Three Months Ended March 31,

	2004	2003

Federal statutory tax rate	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(12.4)	(13.7)
State income taxes, net of federal tax effect	1.2	1.5
Bank-owned life insurance	(2.0)	(2.5)
All other – net	(2.1)	(0.7)

Effective tax rate	19.7%	19.6%

WesBanco’s federal and state income tax expenses increased $0.2 million or 10.6% for the first quarter of 2004, compared to 2003, primarily due to an increase in pretax income, which increased the effective tax rate to 19.7%, compared to 19.6% for the first quarter of 2003. The increase in total income tax was partially offset by a decrease in state income tax expense due to the continuation of certain income tax strategies implemented in 2003, as well as the realization of additional federal low income housing tax credits in the first quarter of 2004.

Financial Condition
Total assets of WesBanco were $3.4 billion as of March 31, 2004, a decrease of $68.5 million or 2.0% compared to total assets as of December 31, 2003. The decreases were primarily in cash and due from banks and investment securities, which was partially offset by an increase in loans. Total liabilities of WesBanco were $3.1 billion as of March 31, 2004, a decrease of $75.7 million or 2.4%, compared to December 31, 2003. The decrease was primarily due to a decrease in total deposits as well as a decrease in other borrowings.

Securities
TABLE 4: Composition of Securities
	March 31,	December 31,
(in thousands)	2004	2003

Securities held to maturity (at amortized cost):
U.S. Treasury and Federal Agency securities	$ 32,010	$ 39,574
Obligations of states and political subdivisions (1)	359,393	369,816
Other debt securities	24,594	24,836

Total securities held to maturity	415,997	434,226

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	375,669	387,419
Obligations of states and political subdivisions (1)	21,885	17,944
Mortgage-backed securities	319,221	348,080
Corporate and other securities (2)	9,302	13,440

Total securities available for sale	726,077	766,883

Total securities	$1,142,074	$1,201,109

(1) There are no individual securities included in obligations of states and political subdivisions or other securities, which individually or in the aggregate exceed ten percent of shareholders’ equity.
(2) Other securities, classified as available for sale, include equity interests in business corporations.

Total investment securities, which represent a source of liquidity for WesBanco, decreased $59.0 million or 4.9% at March 31, 2004 compared to December 31, 2003. As shown in Table 4, available for sale securities, at fair value, representing 63.6% of total securities decreased $40.8 million or 5.3% and held to maturity securities, representing the remaining 36.4% of total securities decreased $18.2 million or 4.2% at March 31, 2004 compared to December 31, 2003. The decrease in investment securities was primarily due to a drop in the level of deposits and loan growth. WesBanco also reduced the level of certain investments in response to its asset/liability strategy. At March 31, 2004, the average yield of the available for sale portfolio was 3.77% with a weighted average life of 2.6 years, compared to 3.90% and 3.3 years at December 31, 2003. At March 31, 2004, the average yield of the held to maturity portfolio was 6.57% with a weighted average life of 4.9 years, compared to 6.52% and 4.9 years at December 31, 2003.
Cash flows from the portfolio due to calls, maturities and prepayments for the three months ended March 31, 2004 decreased to $68.5 million compared to $151.7 million for the corresponding period of 2003. This decrease was primarily due to $27.0 million of agency, mortgage backed and collateralized mortgage obligations being called in the first quarter of 2004, compared to $96.4 million for the first quarter of 2003. Calls and maturities on investments in state and political subdivisions were relatively the same for both periods. The reinvestment of these cash flows into lower yielding securities, along with increased premium amortization on mortgage backed securities and collateralized mortgage obligations due to elevated prepayment rates, has decreased the portfolio’s yield for the three months ended March 31, 2004 to 4.80%, compared to 4.94% for the year ended December 31, 2003.
At March 31, 2004, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.78% and 1.72%, respectively, compared to 0.88% and 1.68% at December 31, 2003, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the first quarter ended March 31, 2004 was $1.6 million, compared to $1.3 million for the corresponding period in 2003 and decreased from the $1.7 million recorded in the fourth quarter of 2003. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the investment portfolio, is subject to increased amortization in times of accelerated prepayments.
The discount accretion on the investment portfolio recorded into income was $0.4 million for the first quarter ended March 31, 2004 and 2003. The discount primarily relates to obligations of states and political subdivisions, which have longer average maturities, and comprises 94.1% of the total discount. The discount accretion on obligations of states and political subdivisions is only impacted if the issuer calls the securities.
Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected a $8.4 million market gain as of March 31, 2004, compared to a $1.0 million market gain as of December 31, 2003. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized. During the first quarter of 2004, proceeds from the sale of available for sale securities were $49.6 million, compared to $48.8 million for the same period in 2003. In the first quarter of 2004, gross security gains of $683 thousand and gross security losses of $22 thousand were realized, compared to $1.1 million and $0.1 million, respectively, for the same period in 2003.

Loans and Credit Risk
TABLE 5: Composition of Loans	March 31,	Percent of	December 31,	Percent of
(dollars in thousands)	2004	Total	2003	Total

Commercial	$ 363,640	18.7%	$ 369,786	19.1%
Commercial real estate	648,638	33.3	623,243	32.2
Residential real estate	574,693	29.5	577,362	29.9
Home equity	114,038	5.8	111,981	5.8
Consumer	247,940	12.7	249,425	12.9

Total portfolio loans	1,948,949	100.0	1,931,797	99.9
Loans held for sale	765	-	1,741	0.1

Total Loans	$ 1,949,714	100.0%	$ 1,933,538	100.0%

Total loans at March 31, 2004 increased $16.2 million or 0.8% compared to December 31, 2003. This increase was primarily driven by a $25.4 million or 4.1% increase in commercial real estate loans as a result of a concerted effort on new business development in all markets, through the addition of experienced lenders in both existing and newer markets. This increase was partially offset by modest decreases in commercial, residential real estate and consumer loan categories as compared to December 31, 2003. New commercial loan volume was also strong, but the period end balance was impacted by payoffs of certain large loans. While prepayments of residential real estate loans has slowed due to changes in the interest rate environment, new loan volume was impacted by the seasonal nature of home buying trends, which is typically not as robust in the first quarter of the year in the markets served by WesBanco. Home equity loans increased due to new promotions being offered on these types of loans. Consumer loans remained stable compared to December 31, 2003 due to renewed business development efforts focused on indirect lending. The yield on loans decreased to 5.87% in the first quarter of 2004 compared to 6.42% for the same period in 2003, due to lower rates on new loans and scheduled or negotiated repricing of existing loans at current historic low market rates.

TABLE 6: Non-Performing Assets, Other Impaired Loans and Loans Past Due 90 Days or More
	March 31,	December 31,
(dollars in thousands)	2004	2003

Non-accrual loans	$ 9,158	$ 8,262
Renegotiated loans	651	653

Total non-performing loans	9,809	8,915
Other real estate owned and repossessed assets	2,493	2,907

Total non-performing assets	12,302	11,822
Other impaired loans	5,881	6,031

Total non-performing assets and other impaired loans	$18,183	$17,853

Loans past due 90 days or more	$ 5,041	$ 7,795

Non-performing loans as a percentage of total loans	0.50%	0.46%
Non-performing assets as a percentage of total assets	0.36	0.34
Non-performing assets as a percentage of total loans, other real estate owned and repossessed assets	0.63	0.61
Non-performing loans and loans 90 days or more past due as a percentage of total loans	0.76	0.86

Non-performing assets consist of non-accrual and renegotiated loans, other real estate owned acquired through or in lieu of foreclosure and repossessed automobiles acquired to satisfy defaulted consumer loans. Other impaired loans include certain loans that are internally classified as substandard or doubtful.
Loans are placed on non-accrual status when they become past due 90 days or more unless the loans are both well secured and in the process of collection. Except for certain consumer loans, which are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines and residential real estate loans which are charged down to the net realizable value of the collateral at 180 days past due. When a loan is placed on non-accrual, interest income may not be recognized as cash payments are received.
Loans are categorized as renegotiated when WesBanco, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the face amount of the loan, as well as an extension of the maturity date or the amortization schedule.
WesBanco considers loans that are classified as substandard or doubtful because of a borrower's diminished repayment capacity to be impaired when they are not fully secured by collateral. Such loans continue to accrue interest, have not been renegotiated, and may or may not have a record of delinquent payments.
WesBanco’s non-performing loans, which are defined as non-accrual and renegotiated loans, increased $0.9 million or 10.0% between December 31, 2003 and March 31, 2004. The primary reason for this increase is the lingering effects of the economic downturn on a number of small businesses.
Other real estate owned and repossessed assets decreased $0.4 million or 14.2% between December 31, 2003 and March 31, 2004, due to the successful marketing of foreclosed properties.

WesBanco considers all non-performing loans to be impaired. In addition, WesBanco also categorizes certain other commercial loans as impaired under SFAS No. 114. Other impaired loans decreased $0.2 million or 2.5% between December 31, 2003 and March 31, 2004. This decrease is due to scheduled repayments on loans in this category.
Loans past due 90 days or more and still accruing interest decreased $2.8 million or 35.3% between December 31, 2003 and March 31, 2004. This decrease primarily reflects the results of increased collection efforts for all types of loans when they become past due 30 days and more effective administration of underperforming commercial and commercial real estate loans.
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

TABLE 7: Allowance for Loan Losses
	For the Three Months Ended March 31,

(dollars in thousands)	2004	2003

Balance, at beginning of period	$26,235	$25,080
Charge-offs:
Commercial	(244)	(227)
Commercial real estate	(93)	(117)
Residential real estate	(13)	(108)
Home equity	(3)	—
Consumer	(1,169)	(1,245)

Total charge-offs	(1,522)	(1,697)

Recoveries:
Commercial	29	40
Commercial real estate	2	—
Residential real estate	6	5
Home equity	—	—
Consumer	252	108

Total recoveries	289	153

Net loan charge-offs	(1,233)	(1,544)

Provision for loan losses	1,800	1,980

Balance, at end of period	$26,802	$25,516

Annualized net loan charge-offs to average loans outstanding	0.26%	0.34%
Allowance for loan losses to total loans	1.37	1.40
Allowance for loan losses to total non-performing loans	2.73x	2.22x
Allowance for loan losses to total non-performing loans and Loans past due 90 days or more	1.80x	1.25x

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance requires significant judgement about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.
Larger commercial and commercial real estate loans that exhibit observed credit weaknesses and are deemed to be impaired pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” are subject to individual review. Where appropriate, reserves are established for these loans based on the present value of expected future cash flows available to pay the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for the remainder of the commercial and commercial real estate loans based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, residential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management's judgement, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco's internal loan review staff.
Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio.
The allowance for loan losses was $26.8 million or 1.37% of total loans at March 31, 2004 compared to $26.2 million or 1.36% of total loans at December 31, 2003 and $25.5 million or 1.40% at March 31, 2003. The allowance for loan losses increased $1.3 million or 5.0% between March 31, 2004 and March 31, 2003. The provision for loan losses for the three months ended March 31, 2004 decreased $0.2 million or 9.1%, compared to the corresponding period in 2003 primarily due to lower net charge offs.
This increase in the allowance reflects management’s estimate of probable losses associated with economic conditions in the Upper Ohio Valley, and the change in the mix of the loan portfolio due to growth in commercial and commercial real estate loans and the continued reduction in consumer loans. Economic factors that influence the allowance for commercial and commercial real estate loans include weaknesses in certain sectors of the economy, such as the lodging, healthcare, transportation and construction industries, as well as lower occupancy rates for office buildings and retail space in certain markets. Economic factors that influence the allowance for consumer loans include increased personal bankruptcies and defaults by consumers that had otherwise satisfactory credit characteristics at the time of default. Management’s assessment of these factors warranted an increase in the allowance despite decreases in non-performing and other impaired loans during the period.
Despite a rebound in the general economy that contributed to commercial and commercial real estate loan growth in 2003 and into 2004, the Upper Ohio Valley continues to be adversely impacted by the difficulties facing the steel industry and other metal producing industries. Two of the ten largest integrated steel companies and one of the largest aluminum producers in the United States are headquartered in the Upper Ohio Valley. All three of these companies operated under Chapter 11 of the Bankruptcy Act for all or part of 2003 and the first quarter of 2004. As of March 31, 2004, WesBanco had no material direct credit exposure to these companies. However, WesBanco extends credit to consumers employed in these industries and to businesses that provide products or services to these industries. In addition, a number of other businesses not directly associated with metal-producing industries could be adversely impacted by a significant loss of employment if those companies were to discontinue their operations. Approximately 45% of WesBanco’s loan portfolio is to borrowers located in the Upper Ohio Valley.
Historical net charge-off rates are also a significant factor used in evaluating the adequacy of the allowance. Net charge offs for the three months ended March 31, 2004 decreased $0.3 million or 20.1% compared to the same period in 2003, primarily due to a reduction in consumer loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis for the first quarter March 31, 2004, were 0.26% compared to 0.34% for the corresponding periods in 2003.

TABLE 8: Allocation of the Allowance for Loan Losses
(dollars in thousands)	March 31,	Percent of	December 31,	Percent of
	2004	Total	2003	Total

Commercial	$ 9,236	34.5%	$ 9,852	37.6%
Commercial real estate	12,307	45.9	10,660	40.6
Residential real estate	576	2.1	749	2.9
Home equity	216	0.8	223	0.8
Consumer	4,467	16.7	4,751	18.1

Total allowance for loan losses	$26,802	100.0%	$26,235	100.0%

Changes in the amount allocated to all categories of loans between December 31, 2003 and March 31, 2004 primarily reflects the combined impact of changes in historical loss rates and the respective changes in the loan balances. The commercial real estate allocation was impacted to the greatest degree due to the continued growth in that category of loans. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio.
Management believes the allowance of $26.8 million is appropriate to absorb probable credit losses associated with the loan portfolio at March 31, 2004. However, probable losses associated with the economic conditions described above is difficult to accurately measure and future adjustments to the allowance may be required to the extent such losses are realized to a greater extent than is currently estimable.

Deposits
Deposits, which represent WesBanco’s primary source of funds, decreased $21.2 million or 0.9% between December 31, 2003 and March 31, 2004. For the three months ended March 31, 2004, as compared to December 31, 2003, money market accounts increased $6.8 million or 1.2% and savings accounts increased $0.9 million or 0.3%, due to customer tendency to remain liquid in an overall lower interest rate environment in anticipation of rising interest rates. These increases were offset by decreases of $11.2 million or 3.4% in non-interest bearing demand deposits, $15.9 million or 5.2% in interest bearing demand deposits and $1.7 million or $0.2 in certificates of deposit as compared to December 31, 2003.
The average rate paid on interest bearing deposits for first quarter of 2004 decreased to 1.76% compared to 2.41% for 2003, primarily due to the effect of WesBanco reducing interest rates on deposit products throughout 2003 in response to the low interest rate environment. Certificates of deposit at March 31, 2004, which comprise 37.7% of total interest bearing deposits and 69.9% of the total interest expense paid on deposits and represent a more expensive funding source for WesBanco. The average rate paid on certificates deposits for first quarter of 2004 decreased to 2.82% compared to 3.64% for the first quarter of 2003 and from 2.91% in the fourth quarter of 2003 as new and renewed certificates of deposit continue to reprice at lower offered rates.
In 2004, WesBanco will continue its focus on lower cost transaction based accounts as these types of accounts are viewed as a lower cost alternative to more expense time deposits and interest bearing demand account, as well as offer special promotions on certificates of deposit based on competition, sales strategies, liquidity and borrowing costs.

Borrowings
Federal Home Loan Bank (“FHLB”) borrowings decreased $0.8 million or 0.2% between December 31, 2003 and March 31, 2004. At March 31, 2004, WesBanco had $360.4 million outstanding in FHLB borrowings with a weighted average interest rate of 3.36% compared to 3.58% at December 31, 2003. FHLB borrowings have maturities ranging from the years 2004 to 2021. During the first quarter of 2004, $40.0 million in FHLB fixed rate and mid-term fixed rate borrowings matured. These matured borrowings carried a weighted average rate of 5.07%. WesBanco replaced these matured FHLB borrowings with a new $40.0 million FHLB borrowing, which has a weighted average fixed rate of 3.06%. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. WesBanco periodically analyzes overall maturities of certain FHLB borrowings and may restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty or by utilizing interest rate swaps through the derivatives market.
Other borrowings, which include repurchase agreements, federal funds purchased, treasury tax and loan notes and at the parent company level, a commercial bank line of credit, decreased $65.7 million or 30.2% to $152.1 million at March 31, 2004 compared to December 31, 2003 primarily due to lower liquidity needs.
In June 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share plus accrued and unpaid interest. Also, in June of 2003, WesBanco created two new trusts, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which issued $30.9 million of junior subordinated debt to WesBanco. Please refer to Note 5, “Trust Preferred Securities and Junior Subordinated Debt”,  for additional information.
The following table summarizes the FHLB maturities at March 31, 2004 based on contractual dates: (dollars in thousands)
TABLE 9: FHLB Maturities:	Scheduled	Weighted
Year	Maturity	Average Rate

2004	$ 29,900	1.66%
2005	64,883	2.74
2006	45,009	2.77
2007	98,253	3.05
2008	—	—
2009 and thereafter	122,341	4.57

Total	$360,386	3.36%

TABLE 10: Other Borrowed Funds:
(in thousands)	March 31,	December 31,
	2004	2003

Federal funds purchased	$ —	$ 10,000
Securities sold under agreements to repurchase	147,924	169,937
Treasury tax and loan notes and other	3,153	37,817
Revolving line of credit, parent company	1,000	—

Total	$152,077	$217,754

Capital Resources
Shareholders' equity increased to $325.6 million at March 31, 2004 from $318.4 million at December 31, 2003. The increase was primarily due to a lower level of treasury stock purchases, an increase in accumulated other comprehensive income and the increase in current year earnings, which, which was partially offset by the payment of dividends. Book value was $16.55 per share at March 31, 2004 and $16.13 at December 31, 2003. Tangible book value was $13.63 per share at March 31, 2004 compared to $ 13.20 per share at December 31, 2003.

TABLE 11: Capital Adequacy Ratios
The following table summarizes risk-based capital amounts and ratios for WesBanco and its bank subsidiary:
			March 31, 2004		December 31, 2003

(dollars in thousands)	Minimum(1)	Well Capitalized(2)	Amount	Ratio	Amount	Ratio

WesBanco, Inc.
Tier 1 Leverage	N/A	N/A	$295,752	8.92%	$292,487	8.76%
Tier 1 Capital to Risk-Weighted Assets	N/A	N/A	295,752	13.49	292,487	13.31
Total Capital to Risk-Weighted Assets	N/A	N/A	322,554	14.71	318,723	14.50

WesBanco Bank, Inc.
Tier 1 Leverage	4.0%	5.0%	$284,447	8.61%	$273,729	8.23%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	284,447	13.04	273,729	12.51
Total Capital to Risk-Weighted Assets	8.0%	10.0%	311,246	14.27	299,960	13.71

(1) Minimum requirements to remain adequately capitalized
(2) Well capitalized under prompt corrective action regulations

WesBanco is subject to various regulatory capital requirements (risk-based capital ratios) administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on WesBanco’s financial results.
All banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders' equity, excluding unrealized gains and losses on securities available for sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and its banking subsidiary were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at March 31, 2004 and December 31, 2003. There are no conditions or events since March 31, 2004 that management believes have changed WesBanco's “well-capitalized” category.
Recently, the Federal Reserve has noted that FIN No. 46 may have implications on how trust preferred securities are reported on bank holding companies’ financial statements. In addition, SFAS No. 150 issued earlier in 2003 provides accounting guidance that reflects the reporting of trust preferred securities. In response, the Board of Governors of the Federal Reserve System issued a supervisory letter on July 2, 2003 instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve may or may not allow institutions to continue to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2004, assuming WesBanco was not allowed to include in Tier 1 capital the $30.0 million in trust preferred securities issued by WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III WesBanco’s Tier 1 leverage capital ratio would have been 8.01% and would still significantly exceed the regulatory required minimums for capital adequacy purposes. If the WesBanco, Inc. Capital Trust II trust preferred securities are no longer allowed to be included in Tier 1 capital, WesBanco would be permitted to redeem the trust preferred securities without penalty, while the WesBanco, Inc. Capital Statutory Trust III would result in an early redemption penalty.

Liquidity Risk
Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco’s ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by WesBanco’s Asset/Liability Management Committee (“ALCO”).
WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. Federal funds sold and U.S. Treasury and Federal Agency Securities maturing within three months are classified as secondary reserve assets. These secondary reserve assets, combined with the cash flow from the loan portfolio and the remaining sectors of the investment portfolio, and other sources, adequately meet the liquidity requirements of WesBanco.
Securities are the principal source of liquidity in total assets. Securities totaled $1.1 billion at March 31, 2004, of which $726.1 million were classified as available for sale. At March 31, 2004, WesBanco had approximately $46.1 million in securities scheduled to mature within one year. Due to the current low interest rate environment, additional cash flows may be anticipated from approximately $248.1 million in callable bonds, which have call dates within the next year. Cash and cash equivalents of $85.0 million at March 31, 2004, also serve as additional sources of liquidity.
Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $2.5 billion at March 31, 2004. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $298.8 million at March 31, 2004, which includes $97.6 million in certificates of deposit with balances of $100,000 or more. In addition to the relatively stable core deposit base, WesBanco’s banking subsidiary maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2004 approximated $771.6 million. At March 31, 2004, WesBanco had $668.7 million of unpledged securities that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets.
The principal source of parent company liquidity is dividends from WesBanco’s banking subsidiary. There are various legal limitations under Federal and State laws that limit the payment of dividends from WesBanco Bank, Inc., WesBanco’s banking subsidiary, to the parent company. As of March 31, 2004 the parent company may receive without prior regulatory approval a dividend of up to $14.6 million from its banking subsidiary WesBanco Bank, Inc. Additional Parent Company liquidity is provided by the Parent’s security portfolio, available lines of credit with an independent commercial bank and WesBanco Bank, Inc., totaling $23.5 million at March 31, 2004 as well as the issuance of $30.9 million in junior subordinated debt in 2003.
Management believes WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

Item 3. – Quantitative and Qualitative Disclosures about Market Risk
Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments resulting from fluctuations in interest rates and equity prices. Management considers interest rate risk WesBanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of WesBanco’s net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.
WesBanco’s ALCO, comprised of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on assumptions, which change regularly as the balance sheet and interest rates change. The key assumptions and strategies employed are analyzed regularly and reviewed by ALCO.

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the earnings simulation model. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 12 assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration of the maturity or repricing of specific assets and liabilities. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.

TABLE 12: Net Interest Income Sensitivity
	Percentage Change in
	Net Interest Income from Base
Change in Interest Rates			ALCO
(basis points)	March 31, 2004	December 31, 2003	Guidelines

+ 200	-2.48%	-3.04%	+/- 5.0%
+ 100	0.34%	-0.39%	-
Flat	-	-	N/A
-100	-1.66%	-1.59%	N/A

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a 12-month period. Table 12 shows WesBanco’s interest rate sensitivity at March 31, 2004 and December 31, 2003 assuming both a 200 and 100 basis point interest rate change, compared to a base model. Since management believes that a 200 basis point decline in market interest rates is unlikely, only a 100 basis point change was evaluated by ALCO. The earnings simulation model projects that net interest income for the next 12-month period would increase by approximately 0.34% and decrease by 2.48% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 1.66% if interest rates were to decline by 100 basis points. At March 31, 2004, WesBanco’s decreased exposure to rising interest rates was impacted by assumptions on callable bonds which were partially offset by a decrease in the interest sensitivity of the commercial loan portfolio and increased rate sensitivity on certificates of deposit products that offer a one-time rate adjustment at any time during the product’s term.
As a alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a 12-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would increase 0.46% over the next 12-months.
WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at March 31, 2004 emphasized increasing asset sensitivity in anticipation of rising interest rates. Among the strategies evaluated were the continued utilization of interest rate swap agreements and the evaluation of the level and the possible prepayment of borrowings. The interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At March 31, 2004, the notional value of the interest rate swap agreements was $95.6 million, compared to $98.5 million at December 31, 2003. Related market losses of $2.8 million, net of tax, at March 31, 2004 compared to a market loss of $2.6 million, net of tax, at December 31, 2003, are recorded in other comprehensive income.
Other strategies evaluated by ALCO include managing the level of its fixed rate residential real estate loans through sales of long-term fixed rate real estate loans to the secondary market, shortening maturities in the securities portfolio, emphasizing growth in long-term certificate of deposit products and lower cost transaction based accounts and maintaining increased liquidity while not fully reinvesting investment security proceed from maturities, calls and repayments.

Item 4. – Controls and Procedures
Evaluation of disclosure controls and procedures. WesBanco’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to WesBanco‘s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the effectiveness of controls. WesBanco’s management, including the CEO and CFO, does not expect that WesBanco’s disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Changes in internal controls. Our CEO and our CFO have evaluated the changes to WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2004, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. – Legal Proceedings

On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), previously pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs assert that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case substantially limited the class of plaintiffs to a group of approximately 37 individuals and granted partial summary judgment to significantly reduce the scope and extent of the underlying case. The Court granted summary judgment in favor of WesBanco on the remaining claims on March 31, 2004, and the plaintiff has appealed the decision to the Fourth Circuit Court of Appeals.
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
On April 23, 2004, Wesbanco Bank, Inc. (the “Bank”) was served with a Complaint in a suit styled AUM Hospitality, et al. v. NTK Hotel Group and Wesbanco Bank, Inc., et al., under Civil Action No. 04 CV H04 03681, presently pending in the Common Pleas Court of Franklin County, Ohio. This is a suit by current or former shareholders of a closely held corporation for fraudulent exercise of control over the corporation against a minority shareholder, David Patel, seeking damages against David Patel and others and seeking to set aside a $13,000,000 first mortgage on a Hampton Inn located in Downtown Columbus with another lender, as well as the Bank’s $1.3 Million second mortgage. The suit alleges that David Patel engaged in illegal conduct in exercising dominion and control over a corporation and that the mortgage instruments are invalid. The mortgage instruments provided funds for the construction of the Hampton Inn upon property owned by AUM Hospitality. The Bank does have title insurance insuring its mortgage interest and it is in the process of providing notification to the title insurance company of this claim. The Bank believes that it has substantial defenses to the claim and that it also has recourse to the title insurance company with respect to coverage provided under the title insurance policy.
WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Item 2. – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

As of March 31, 2004, WesBanco has an active one million share stock repurchase plan approved by the Board on April 17, 2003. The shares are purchased for general corporate purposes, which may include potential acquisitions, dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table shows the activity in WesBanco’s stock repurchase plan for the quarter ended March 31, 2004:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Balance remaining at December 31, 2003				661,117

January 1, 2004 to January 31, 2004	6,700	$27.86	6,700	654,417

February 1, 2004 to February 29, 2004	89,174	29.14	89,174	565,243

March 1, 2004 to March 31, 2004	11,000	30.80	11,000	554,243

Total	106,874	$29.23	106,874

Item 3. – Defaults Upon Senior Securities
Not Applicable

Item 4. – Submission of Matters to a Vote of Security Holders
On April 21, 2004, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the annual stockholders meeting in 2007:
	For	Withheld

James E. Altmeyer	14,670,365	304,733
Christopher V. Criss	14,678,085	297,013
Vaughn L. Kiger	14,855,737	119,361
Robert E. Kirkbride	14,859,429	115,669
Paul M. Limbert	14,837,347	137,751

Item 5. – Other Information
On July 22, 2003, the Bank, a wholly-owned banking subsidiary of WesBanco, Inc., entered into an informal agreement styled as a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Cleveland (the “Federal Reserve”) and the West Virginia Department of Banking (collectively the “regulatory agencies”) to improve and strengthen the Bank's Bank Secrecy Act and anti-money laundering controls and procedures. The Bank has worked with the Federal Reserve and outside consultants to implement revised polices and enhanced procedures which includes improvements in its bank secrecy and anti-money laundering record-keeping and reporting procedures, implementation of an enhanced customer due diligence program with additional technological resources, improvements to internal compliance procedures and audit programs and testing of the processes and controls. The informal agreement requires quarterly reporting of the Bank's corrective actions under the plan until all corrections required under the terms of the informal agreement are completed to the satisfaction of the regulatory agencies. During the fourth quarter of 2003, an independent third party audit firm completed an audit of the newly-implemented procedures.
The Federal Reserve did conduct a follow-up review of the Bank’s program of compliance and submitted a follow-up letter to the Bank dated April 1, 2004, in which it noted that the Bank had made significant progress toward establishing an effective program commensurate with its size and complexity. Though the Federal Reserve did not remove the MOU, the Federal Reserve did relieve WesBanco of its commitment to provide a quarterly progress report as of March 31, 2004.

Item 6(a). – Exhibits

2.1	Agreement and Plan of Merger dated April 1, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). – Reports on Form 8-K
On April 5, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Press Release dated April 1, 2004; containing the announcement of WesBanco, Inc. and Western Ohio Financial Corporation Definitive agreement and plan of merger.
On April 22, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Press Release dated April 21, 2004; containing the earnings for the three months ended March 31, 2004.
On April 22, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Representatives of the Registrant presented a slide show to the shareholders of the corporation at the Annual Shareholders meeting on Wednesday, April 21, 2004 at approximately 4:00 P.M. EST.
On April 27, 2004, WesBanco, Inc. furnished a Form 8-K/A, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. This amended the original 8-K filed on April 5, 2004 in order to correct the item number from “Item 2. Acquisition or Disposition of Assets” to “Item 5. Other Events.”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 10, 2004	/s/ Paul M. Limbert

Paul M. Limbert
President and Chief Executive Officer

Date: May 10, 2004	/s/ Robert H. Young

Robert H. Young
Executive Vice President and Chief Financial Officer