Form 10-Q
period 2004-06-30
WESBANCO INC
filed 2004-08-09
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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
Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 30, 2004 there were 19,649,453 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

ITEM #	ITEM	PAGE

	PART I - FINANCIAL INFORMATION

1	Financial Statements (unaudited)
	Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)	3
	Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2004 and 2003 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)	6
	Notes to the Consolidated Financial Statements	7 - 11

2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 21

3	Quantitative and Qualitative Disclosures About Market Risk	21 - 22

4	Controls and Procedures	22

	PART II – OTHER INFORMATION

1	Legal Proceedings	22 - 23

2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

3	Defaults Upon Senior Securities	24

4	Submission of Matters to a Vote of Security Holders	24

5	Other Information	24

6(a)	Exhibits	24

6(b)	Reports on Form 8-K	25

	Signatures	26

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)
	June 30, 2004	December 31, 2003

ASSETS	(Unaudited)
Cash and due from banks	$93,025	$88,021
Due from banks – interest bearing	2,114	3,189
Federal funds sold	—	17,000
Securities:
Held to maturity (fair values of $417,535 and $449,746, respectively)	410,339	434,226
Available for sale, carried at fair value	747,088	766,883

Total securities	1,157,427	1,201,109

Loans held for sale	1,627	1,741

Total portfolio loans, net of unearned income	2,028,846	1,931,797
Allowance for loan losses	(27,267)	(26,235)

Net portfolio loans	2,001,579	1,905,562

Premises and equipment	53,162	53,232
Accrued interest receivable	17,536	18,247
Goodwill	49,868	49,868
Core deposit intangible, net	7,359	7,933
Bank-owned life insurance	67,401	66,001
Other assets	44,725	33,103

Total Assets	$3,495,823	$3,445,006

LIABILITIES
Deposits:
Non-interest bearing demand	$335,843	$328,337
Interest bearing demand	281,998	307,925
Money market	552,217	563,295
Savings deposits	354,567	352,324
Certificates of deposit	922,564	930,201

Total deposits	2,447,189	2,482,082

Federal Home Loan Bank borrowings	432,975	361,230
Other borrowings	191,498	217,754
Junior subordinated debt	72,174	30,936

Total borrowings	696,647	609,920

Accrued interest payable	5,643	5,793
Other liabilities	27,716	28,775

Total Liabilities	3,177,195	3,126,570

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock ($2.0833 par value; 50,000,000 shares authorized;
21,319,348 shares issued)	44,415	44,415
Capital surplus	52,975	52,900
Retained earnings	272,370	263,080
Treasury stock (1,669,895 and 1,577,884 shares, respectively, at cost)	(41,278)	(38,383)
Accumulated other comprehensive loss	(8,393)	(1,864)
Deferred benefits for directors and employees	(1,461)	(1,712)

Total Shareholders' Equity	318,628	318,436

Total Liabilities and Shareholders' Equity	$3,495,823	$3,445,006

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in thousands, except per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

INTEREST INCOME
Loans, including fees	$28,618	$28,108	$56,782	$56,855
Securities:
Taxable	7,069	8,047	14,362	16,644
Tax-exempt	4,322	4,357	8,673	8,821

Total interest on securities	11,391	12,404	23,035	25,465

Federal funds sold	11	107	35	204

Total interest income	40,020	40,619	79,852	82,524

INTEREST EXPENSE
Interest bearing demand deposits	178	280	374	584
Money market deposits	2,311	3,037	4,647	5,935
Savings deposits	277	615	557	1,309
Certificates of deposit	6,464	8,065	12,997	16,782

Total interest on deposits	9,230	11,997	18,575	24,610
Federal Home Loan Bank borrowings	3,337	3,653	6,527	7,222
Other borrowings	578	585	1,119	1,192
Junior subordinated debt and trust preferred securities	513	305	942	580

Total interest expense	13,658	16,540	27,163	33,604

NET INTEREST INCOME	26,362	24,079	52,689	48,920
Provision for loan losses	1,496	2,479	3,296	4,459

Net interest income after provision for loan losses	24,866	21,600	49,393	44,461

NON-INTEREST INCOME
Trust fees	3,210	2,615	6,741	5,597
Service charges on deposits	3,233	3,007	6,245	5,703
Bank-owned life insurance	732	827	1,421	1,618
Other income	762	472	1,630	1,245
Net securities gains	155	1,347	816	2,353

Total non-interest income	8,092	8,268	16,853	16,516

NON-INTEREST EXPENSE
Salaries and wages	8,294	8,091	16,684	16,051
Employee benefits	2,984	2,561	5,789	5,043
Net occupancy	1,362	1,341	2,930	2,831
Equipment	1,884	1,818	3,654	3,636
Core deposit intangible amortization	287	368	574	660
Other operating	6,635	6,706	12,950	12,719

Total non-interest expense	21,446	20,885	42,581	40,940

Income before provision for income taxes	11,512	8,983	23,665	20,037
Provision for income taxes	2,149	1,242	4,543	3,407

NET INCOME	$9,363	$7,741	$19,122	$16,630

Earnings per share - basic	$0.48	$0.38	$0.97	$0.82
Earnings per share - diluted	$0.48	$0.38	$0.97	$0.82

Average shares outstanding - basic	19,665,779	20,122,685	19,692,856	20,243,813
Average shares outstanding - diluted	19,709,958	20,145,264	19,740,856	20,261,825

Dividends per share	$0.25	$0.24	$0.50	$0.48

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, dollars in thousands, except per share amounts)

	For the Six Months Ended June 30,

						Accumulated	Deferred
						Other	Benefits for
	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
	Shares	Amount	Surplus	Earnings	Stock	Income	Employees	Total

December 31, 2002	20,461,745	$44,415	$52,855	$246,148	$(20,482)	$4,305	$(2,070)	$325,171

Net income				16,630				16,630
Change in accumulated
other comprehensive income						(2,824)		(2,824)

Comprehensive income								13,806
Cash dividends: Common ($.48 per share)				(9,682)				(9,682)
Treasury shares purchased	(480,876)				(11,677)			(11,677)
Treasury shares sold	46,454		23		1,116			1,139
Deferred benefits for directors – net							(18)	(18)

June 30, 2003	20,027,323	$44,415	$52,878	$253,096	$(31,043)	$1,481	$(2,088)	$318,739

December 31, 2003	19,741,464	$44,415	$52,900	$263,080	$(38,383)	$(1,864)	$(1,712)	$318,436

Net income				19,122				19,122
Change in accumulated
other comprehensive income						(6,529)		(6,529)

Comprehensive income								12,593
Cash dividends: Common ($.50 per share)				(9,832)				(9,832)
Treasury shares purchased	(140,874)				(4,058)			(4,058)
Treasury shares sold	48,863		75		1,163			1,238
Deferred benefits for directors – net							251	251

June 30, 2004	19,649,453	$44,415	$52,975	$272,370	$(41,278)	$(8,393)	$(1,461)	$318,628

There was no activity in Preferred Stock during the six months ended June 30, 2004 and 2003.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)
	For the Six Months Ended June 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,122	$16,630
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,904	2,915
Net amortization	1,849	2,414
Provision for loan losses	3,296	4,459
Gains on sales of securities – net	(816)	(2,353)
Gains on sales of loans – net	(146)	(290)
Deferred income taxes	(1,387)	(1,010)
Increase in cash surrender value of bank-owned life insurance	(1,400)	(1,595)
Loans originated for sale	(11,343)	(19,739)
Proceeds from the sale of loans originated for sale	11,602	20,200
Other – net	(105)	235
Net change in:
Other assets and interest receivable	(4,147)	(5,861)
Other liabilities and interest payable	423	39,302

Net cash provided by operating activities	19,852	55,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities held to maturity:
Proceeds from maturities, prepayments and calls	37,480	53,128
Payments for purchases	(13,536)	(20,293)
Securities available for sale:
Proceeds from sales	66,843	96,028
Proceeds from maturities, prepayments and calls	119,561	296,969
Payments for purchases	(181,442)	(504,525)
Purchase of loans	(17,261)	(10,148)
Increase in loans	(82,053)	(13,092)
Purchases of premises and equipment – net	(2,792)	(2,357)

Net cash used in investing activities	(73,200)	(104,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	(34,607)	69,744
Increase in Federal Home Loan Bank borrowings	72,396	22,830
Decrease in other borrowings	(50,557)	(1,070)
Increase (decrease) in federal funds purchased	24,300	(19,000)
Redemption of trust preferred securities	—	(12,650)
Proceeds from the issuance of junior subordinated debt/trust preferred securities	41,238	30,000
Dividends paid	(9,673)	(9,700)
Treasury shares purchased – net	(2,820)	(10,538)

Net cash provided by financing activities	40,277	69,616

Net increase (decrease) in cash and cash equivalents	(13,071)	20,633
Cash and cash equivalents at beginning of period	108,210	81,085

Cash and cash equivalents at end of period	$95,139	$101,718

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$27,312	$34,596
Income taxes paid	7,375	3,980
Transfers of loans to other real estate owned	454	1,180

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies
Basis of presentation: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Consolidated Financial Statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2003 Annual Report for WesBanco, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of what results may be attained for the entire year.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at June 30, 2004. The reclassifications had no effect on net income.
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
Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation”, if a company so elects. WesBanco has elected to continue to account for stock-based compensation under APB Opinion No. 25. During the second quarter of 2004, WesBanco issued 63,000 stock options at an average option price of $26.60 per share and a fair value of $6.19 per share. These options vest at December 31, 2004.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(Unaudited, in thousands, except per share amounts)	2004	2003	2004	2003

Net income as reported	$9,363	$7,741	$19,122	$16,630
Stock based compensation expense under fair value based method – net of tax	(166)	(131)	(216)	(263)

Pro forma net income	$9,197	$7,610	$18,906	$16,367

Earnings per share as reported - basic	$0.48	$0.38	$0.97	$0.82
Earnings per share as reported - diluted	$0.48	$0.38	$0.97	$0.82

Pro forma earnings per share - basic	$0.47	$0.38	$0.96	$0.81
Pro forma earnings per share - diluted	$0.47	$0.38	$0.96	$0.81

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Weighted-average life	6 Years	N/A	6 Years	N/A
Risk-free interest rates	4.16%	N/A	4.16%	N/A
Dividend yield	3.75	N/A	3.75	N/A
Volatility factors	29.64	N/A	29.64	N/A
Fair value of the grants	$6.19	N/A	$6.19	N/A

New accounting standards: In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers' Disclosures about Pensions and Other Postretirement Benefits”, that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers' Accounting for Pensions” and SFAS No. 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. SFAS No. 132 (revised 2003) retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised 2003) is effective for annual and interim periods with fiscal years ending after December 15, 2003. WesBanco has adopted the revised disclosure provisions.
In January 2003 and December 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (“VIE’s”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and FIN No. 46-R, a revision of FIN No. 46. Both FIN No. 46 and FIN No. 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN No. 46 and FIN No. 46-R require the consolidation of these VIE's by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN No. 46 and FIN No. 46-R apply immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN No. 46 and FIN No. 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 2004. The interpretations require certain disclosures in financial statements issued after January 31, 2003.
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
In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The implementation of SAB No. 105 did not have a significant impact on WesBanco's financial condition, results of operations or cash flows.

Note 2 – Business Segments
WesBanco operates two reportable segments: community banking, and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets under administration of the trust and investment services segment was approximately $2.6 billion at June 30, 2004, $2.5 billion at June 30, 2003 and $2.8 billion at December 31, 2003. These assets are held by WesBanco’s principal banking subsidiary, WesBanco Bank, Inc., in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheet.
The following table provides selected financial information for the segments of WesBanco:
	Community Banking	Trust and Investment Services	Consolidated
(Unaudited, in thousands)

For the three months ended June 30, 2004:

Net interest income	$26,362	—	$26,362
Provision for loan losses	1,496	—	1,496
Non-interest income	4,882	$3,210	8,092
Non-interest expense	19,419	2,027	21,446
Provision for income taxes	1,675	474	2,149
Net income	$8,654	$709	$9,363

For the three months ended June 30, 2003:

Net interest income	$24,079	—	$24,079
Provision for loan losses	2,479	—	2,479
Non-interest income	5,653	$2,615	8,268
Non-interest expense	19,206	1,679	20,885
Provision for income taxes	868	374	1,242
Net income	$7,179	$562	$7,741

For the six months ended June 30, 2004:

Net interest income	$52,689	—	$52,689
Provision for loan losses	3,296	—	3,296
Non-interest income	10,112	$6,741	16,853
Non-interest expense	38,534	4,047	42,581
Provision for income taxes	3,465	1,078	4,543
Net income	$17,506	$1,616	$19,122

For the six months ended June 30, 2003:

Net interest income	$48,920	—	$48,920
Provision for loan losses	4,459	—	4,459
Non-interest income	10,919	$5,597	16,516
Non-interest expense	37,306	3,634	40,940
Provision for income taxes	2,622	785	3,407
Net income	$15,452	$1,178	$16,630

Note 3 – Goodwill and Core Deposit Intangible
WesBanco’s Consolidated Balance Sheet includes goodwill of $49.9 million at June 30, 2004 and December 31, 2003. In 2002, WesBanco capitalized $31.0 million in goodwill and $11.1 million in core deposit intangibles in connection with the American acquisition, (“American”). The core deposit intangible is being amortized over a weighted average life of approximately 8 years. Amortization expense on core deposit intangibles totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2004, compared to $0.4 million and $0.7 million for the corresponding periods in 2003. The remaining goodwill intangible is not subject to amortization but is evaluated annually for possible impairment.
Core deposit intangible amortization for each of the next five years is as follows: (Unaudited, in thousands)
Year	Amount

Remainder of 2004	$580
2005	957
2006	802
2007	677
2008	573

Note 4 – Other Comprehensive Income
The changes in accumulated other comprehensive income are as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(Unaudited, in thousands)	2004	2003	2004	2003

Net Income	$9,363	$7,741	$19,122	$16,630
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	(19,489)	657	(11,419)	(1,742)
Related income tax (expense) benefit (1)	7,698	(260)	4,511	688
Net securities (gains) losses reclassified into earnings	(155)	(1,177)	(816)	(2,182)
Related income tax expense (benefit) (1)	61	465	322	862

Net effect on other comprehensive income for the period	(11,885)	(315)	(7,402)	(2,374)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	1,938	(804)	1,527	(650)
Related income tax (expense) benefit (1)	(766)	318	(604)	257
Net derivative (gains) losses reclassified into earnings	(41)	(47)	(83)	(95)
Related income tax expense (benefit) (1)	16	19	33	38

Net effect on other comprehensive income for the period	1,147	(514)	873	(450)

Total change in other comprehensive income (loss)	(10,738)	(829)	(6,529)	(2,824)

Comprehensive income (loss)	$(1,375)	$(6,912)	$12,593	$13,806

(1) Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income is as follows:
(Unaudited, in thousands)	Minimum Pension Liability	Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total

Balance, December 31, 2002	$(2,955)	$10,337	$(3,077)	$4,305
Period change, net of tax	—	(2,374)	(450)	(2,824)

Balance, June 30, 2003	$(2,955)	$7,963	$(3,527)	$1,481

Balance, December 31, 2003	—	$561	$(2,425)	$(1,864)
Period change, net of tax	—	(7,402)	873	(6,529)

Balance, June 30, 2004	—	$(6,841)	$(1,552)	$(8,393)

Note 5: Junior Subordinated Debt and Trust Preferred Securities
In June of 2004, WesBanco formed WesBanco Capital Trust IV and WesBanco Capital Trust V (the “Trusts”). These Trusts were formed for the purpose of issuing $40.0 million in trust preferred securities through two pooled trust preferred programs. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Deferrable Interest Debentures issued by WesBanco. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in Junior Subordinated Debentures, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debentures held by the Trusts. Both Trusts provide WesBanco with the option to defer payment of interest on the debentures for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.

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
WesBanco adopted the provisions of FIN No. 46 in the fourth quarter of 2003. As a result, WesBanco de-consolidated its special purpose trusts which were formed for the issuance of trust preferred securities to outside investors, because they do not absorb a majority of the expected losses or residual returns of the trusts. These Trusts were previously consolidated because they were controlled by WesBanco through a majority voting interest. The effect of such deconsolidation was to remove the Trust Preferred Securities from WesBanco's Consolidated Balance Sheet, recognize WesBanco's junior subordinated debt obligations to the special purpose trusts, and record each of WesBanco's equity investments in the common stock of the special purpose trusts as an other asset. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation.
The Junior Subordinated Debentures are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the Federal Reserve Board currently allows bank holding companies to include trust preferred securities up to a certain limit of Tier 1 Capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.
The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of June 30, 2004:
	Trust		Junior	Stated	Optional
	Preferred	Common	Subordinated	Maturity	Redemption
(Unaudited, in thousands)	Securities	Securities	Debt	Date	Date

WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008(5)

WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008(5)

WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009(5)

WesBanco Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009(5)

Total trust preferred securities	$70,000	$2,174	$72,174

(1) Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter
(2) Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter
(3) Fixed rate of 3.96% through September 17, 2004 and three-month LIBOR plus 2.65% thereafter
(4) Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.
(5) Redeemable at par at anytime after the noted date.

The interest expense incurred on these trust preferred securities and junior subordinated debt for the three and six months ended June 30, 2004 was $0.5 million and $0.9 million, respectively, compared to $0.3 million and $0.6 million for the corresponding periods in 2003.

Note 6: Pension Plan
The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

(Unaudited, in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Service cost – benefits earned during year	$515	$363	$1,030	$726
Interest cost on projected benefit obligation	652	599	1,304	1,198
Expected return on plan assets	(729)	(590)	(1,458)	(1,180)
Net amortization and recognized loss	175	184	350	368

Net periodic pension cost	$613	$556	$1,226	$1,112

Cash Flows
The following table sets forth information about the expected cash flows for the pension plan: (Unaudited, in thousands)
Employer Contributions	Amount

2004	$1,979

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
Commitments for lines of credit were $373.3 million at June 30, 2004 compared to $325.7 million at December 31, 2003. This increase is primarily due to growth in operating lines of credit to businesses and commercial real estate construction loans. Commitments for letters of credit were $31.7 million at June 30, 2004 and $31.6 million at December 31, 2003. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $5.8 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $21 thousand and is included in other liabilities on the Consolidated Balance Sheet as of June 30, 2004.

Note 8 – Agreement to Merge
On April 1, 2004, WesBanco announced the execution of a definitive Agreement and Plan of Merger providing for the merger of Western Ohio Financial Corporation (“Western Ohio”), Springfield, Ohio, and Western’s affiliate, Cornerstone Bank with and into WesBanco and its principal banking subsidiary, WesBanco Bank, Inc. Under the terms of the transaction, WesBanco will exchange a combination of its common stock and cash for Western Ohio common stock. For each share of Western Ohio common stock that a Western Ohio shareholder owns they will receive, at their election, either $35.00 in cash or 1.18 shares of WesBanco common stock, subject to certain limitations. The exchange is structured to be a 55% stock and 45% cash transaction. As of March 31, 2004, Western Ohio had total assets of $407.4 million, deposits of $257.5 million and stockholders’ equity of $45.3 million, currently operating through 7 branches and 15 ATM’s. In June of 2004, WesBanco issued $40.0 million in trust preferred securities in order to assist in funding the cash portion of the transaction, which is approximately $30.0 million. WesBanco has obtained all the necessary regulatory approvals for the Western Ohio acquisition. The closing of the transaction is anticipated to be completed in August of 2004 pending approval by the shareholders of Western Ohio at their upcoming August 17, 2004 special shareholders’ meeting.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS: Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003, as well as the Form 10-Q for the prior quarter ended March 31, 2004, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under the section “Risk Factors”. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory or tax actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES: WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2004 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2003 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview
WesBanco is a multi-state bank holding company presently operating through 73 banking offices, one loan production office and 105 ATM machines in West Virginia, Central and Eastern Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Economic factors such as market interest rates, local and regional economic conditions and the competitive environment influence WesBanco’s business volumes.
Despite the continuation of relative historically low short-term interest rates, WesBanco’s net interest income grew in the second quarter and first half of 2004. Overall earning asset growth, primarily in loans, during 2004 as well as a reduction of rates on deposit products in the second half of 2003 and overall lower borrowing costs in 2004 contributed to the expansion of the net interest margin in 2004.
Total loans increased mainly as a result of growth in commercial lending, while WesBanco’s other loan categories showed modest increases. WesBanco has experienced growth mainly in commercial and commercial real estate loans as a result of a greater focus on new business development in all markets as well as the addition of experienced lenders in existing markets and the newer markets of Southwestern Pennsylvania and Central Ohio, as these areas have shown higher levels of growth. WesBanco expects growth opportunities to continue in commercial, although at a somewhat slower rate than the first half of 2004, and to a lesser extent, consumer and mortgage lending.
Total investment securities decreased slightly while cash flows from the portfolio due to calls, maturities and prepayments for 2004 have slowed considerably over the levels experienced in 2003. With the increase in loan demand, a portion of the cash flows have shifted out of the investment portfolio into higher yielding loans.
Total deposits decreased compared to the year end levels due to decreases in interest bearing demand, money market accounts and certificates of deposit. On an average balance basis, deposits increased slightly over the year end 2003 balances. In 2004, more emphasis has been placed on lower cost transaction accounts, with a new campaign to market WesBanco’s free checking products and competitive special certificates of deposit offerings.
Asset quality, which began to improve throughout 2003, continues to show strong improvement in 2004. Since year end 2003, WesBanco experienced lower levels of non-performing assets, a reduced level of charge-offs due to increased collection efforts and recoveries, and improved collateral values on repossessed automobiles, as well as a decrease in loans past due 90 days or more and delinquencies less than 90 days past due.

Earnings Summary
WesBanco’s earnings per share for the second quarter ended June 30, 2004 increased 26.3% to $0.48 compared to $0.38 for 2003. Net income for the quarter ended June 30, 2004 increased 21.0% to $9.4 million compared to $7.7 million for 2003. WesBanco’s earnings per share for the six months ended June 30, 2004 increased 18.3% to $0.97 compared to $0.82 for 2003. Net income for the six months ended June 30, 2004 increased 15.0% to $19.1 million compared to $16.6 million for 2003.
Annualized return on average assets for the second quarter and six months ended June 30, 2004 increased to 1.10% and 1.13%, respectively, compared to 0.93% and 1.01% for the corresponding periods in 2003. Annualized return on average equity for the second quarter and six months ended June 30, 2004 increased to 11.80% and 12.02%, respectively, compared to 9.69% and 10.41% for the corresponding periods in 2003.

Net Interest Income
Net interest income, which is WesBanco’s largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short and long term borrowings). Net interest income comprised 75.8% of total revenues for the six months ended June 30, 2004. Net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
Net interest income increased $2.3 million or 9.5% and $3.8 million or 7.7% compared to the second quarter and first half of 2003 primarily from growth in earning assets and a lower cost of funds. The net interest margin expanded to 3.67% for the second quarter of 2004 and to 3.69% for the first half of 2004 compared to 3.44% and 3.55% for the corresponding periods in 2003.
Interest income decreased $0.6 million or 1.5% and $2.7 million or 3.2% compared to the second quarter and first half of 2003. As shown in Tables 1 and 2, the yield on average earning assets for the second quarter and first half of 2004 decreased by 21 basis points to 5.42% and 35 basis points to 5.44% compared to the same periods in 2003. The decrease in average yields was due to the current low interest rate environment, the reinvestment of cash flows from prepayments on the investment portfolio into securities with lower yields and existing loans repricing at the current low interest rates, as well as lower new loan rates. Partially offsetting the decrease in yields for the same periods was the volume of average earning assets increasing $81.6 million or 2.7% and $89.2 million or 2.9%. The volume increases were primarily in average commercial loans. Total average loans as a percentage of total average earning assets increased to 63.1% and 62.6% for the second quarter and first half of 2004 compared to 59.5% and 60.0% for the same periods in 2003.
Interest expense decreased $2.9 million or 17.4% and $6.4 million or 19.2% for the second quarter and first half of 2004, compared to the corresponding periods in 2003. As shown in Tables 1 and 2, the average rate paid on interest bearing liabilities decreased to 2.00% for both the second quarter and first half of 2004, compared to 2.49% and 2.54% for the same periods in 2003. The decrease in the interest bearing liabilities rate was primarily due to WesBanco lowering rates on certain deposit products in the third quarter of 2003, as well as lower borrowing costs. During the same periods the average volume of interest bearing liabilities increased $56.5 million or 2.1% and $58.3 million or 2.2%. The average volume increase for both the second quarter and first half of 2004 was primarily due to WesBanco obtaining an additional $75.0 million in FHLB borrowings and the issuance of $41.2 million in Junior Subordinated Debt, offset by slightly lower levels of total deposits. WesBanco experienced growth in lower cost interest bearing demand and money market accounts, as well as non-interest bearing demand deposits. These increases helped to offset the decline in more expensive certificates of deposits, which accounted for approximately 48% of total interest expense for both the second quarter and first half of 2004 and 2003.

TABLE 1: AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
	For the Three Months Ended June 30,				For the Six Months Ended June 30,

	2004		2003		2004		2003

Average		Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate

ASSETS
Loans, net of unearned income (1)	$1,981,904	5.81%	$1,819,403	6.20%	$1,954,934	5.84%	$1,817,922	6.31%
Securities: (2)
Taxable	780,968	3.62	838,206	3.84	785,566	3.66	811,925	4.10
Tax-exempt (3)	372,130	7.15	364,154	7.36	373,708	7.14	367,955	7.38

Total securities	1,153,098	4.76	1,202,360	4.91	1,159,274	4.78	1,179,880	5.12
Federal funds sold	4,367	1.01	36,042	1.20	7,421	0.94	34,619	1.18

Total earning assets (3)	3,139,369	5.42%	3,057,805	5.63%	3,121,629	5.44%	3,032,421	5.79%

Other assets	278,819		290,681		274,410		288,852

Total assets	$3,418,188		$3,348,486		$3,396,039		$3,321,273

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 291,827	0.25%	$ 283,563	0.40%	$ 292,892	0.26%	$ 280,175	0.42%
Money market	558,354	1.66	536,682	2.27	561,310	1.66	525,705	2.28
Savings deposits	355,871	0.31	363,794	0.68	353,809	0.32	361,034	0.73
Certificates of deposit	926,761	2.81	971,923	3.33	928,580	2.81	971,968	3.48

Total interest bearing deposits	2,132,813	1.74	2,155,962	2.23	2,136,591	1.75	2,138,882	2.32
Federal Home Loan Bank borrowings	394,063	3.41	354,410	4.13	375,910	3.49	348,572	4.18
Other borrowings	180,103	1.29	162,214	1.45	178,030	1.26	164,950	1.46
Junior subordinated debt and
trust preferred securities	37,270	5.54	15,159	8.07	34,103	5.55	13,912	8.41

Total interest bearing liabilities	2,744,249	2.00%	2,687,745	2.49%	2,724,634	2.00%	2,666,316	2.54%
Non-interest bearing demand deposits	322,402		298,609		318,709		294,478
Other liabilities	32,339		41,603		32,681		38,367
Shareholders' equity	319,198		320,529		320,015		322,112

Total liabilities and shareholders’ equity	$3,418,188		$3,348,486		$3,396,039		$3,321,273

Net interest spread		3.41%		3.14%		3.43%		3.25%
Taxable equivalent net interest margin (3)		3.67%		3.44%		3.69%		3.55%

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

TABLE 2. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)
	Three Months Ended June 30, 2004 Compared to 2003			Six Months Ended June 30, 2004 Compared to 2003

(in thousands)			Net Increase			Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Increase (decrease) in interest income:
Loans, net of unearned income	$33,910	$(33,400)	$510	$17,228	$(17,301)	$(73)
Taxable securities	(533)	(445)	(978)	(527)	(1,755)	(2,282)
Tax-exempt securities (2)	2,657	(2,692)	(35)	1,097	(1,245)	(148)
Federal funds sold	(82)	(14)	(96)	(135)	(34)	(169)

Total interest income change	35,952	(36,551)	(599)	17,663	(20,335)	(2,672)

Increase (decrease) in interest expense:
Interest bearing demand deposits	240	(342)	(102)	170	(380)	(210)
Money market	3,341	(4,067)	(726)	2,351	(3,639)	(1,288)
Savings deposits	(13)	(325)	(338)	(26)	(726)	(752)
Certificates of deposit	(365)	(1,236)	(1,601)	(716)	(3,069)	(3,785)
Federal Home Loan Bank borrowings	7,919	(8,235)	(316)	2,889	(3,584)	(695)
Other borrowings	1,038	(1,045)	(7)	456	(529)	(73)
Junior subordinated debt and trust preferred securities	2,714	(2,506)	208	1,588	(1,226)	362

Total interest expense change	14,874	(17,756)	(2,882)	6,712	(13,153)	(6,441)

Net interest income increase (decrease) (2)	$21,078	$(18,795)	$2,283	$10,951	$(7,182)	$3,769

(1) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2) The yield on earning assets and the net interest margin is presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amount.

Non-interest Income
Non-interest income decreased $0.2 million or 2.1% compared to the second quarter of 2003, while on a year to date basis WesBanco experienced an increase of $0.3 million or 2.0%, with both periods in 2004 being impacted by lower net security gains and to a lesser degree, lower bank-owned life insurance income.
The most significant increase in non-interest income was in trust fees which showed strong increases of $0.6 million or 22.8% and $1.1 million or 20.4% compared to the second quarter and first half of 2003, primarily due to new account relationships and a new fee schedule implemented in late 2003. The market value of trust assets under management was approximately $2.6 billion at June 30, 2004, compared to $2.5 billion at June 30, 2003 and $2.8 billion at March 31, 2004. The decline in market value, on a linked-quarter basis from March 31, 2004, was primarily caused by a loss of certain low-fee custodial accounts. The loss of these relationships will not have a significant effect on fee income as they have been substantially offset by higher revenue services and corresponding relationships. For the second quarter and first half of 2004 compared to the same periods in 2003, service charges on deposits increased $0.2 million or 7.5% and $0.5 million or 9.5% due to an increase in ATM and debit card transaction income resulting from customer promotions and as more customers embrace this technology. For the second quarter and first half of 2004 compared to the same periods in 2003, bank-owned life insurance decreased $0.1 million or 11.5% and $0.2 million or 12.2% primarily attributable to a decrease in the yields on the underlying variable return investments as market rates have decreased.
Net securities gains were $0.2 million and $0.8 million for the second quarter and first half of 2004, respectively, compared to $1.3 million and $2.4 million for the same periods in 2003. In 2003, WesBanco sold certain agency mortgage-backed securities and collateralized mortgage obligations with recent high prepayment rates in order to reposition the investment portfolio and to take advantage of market opportunities available at that time.

Non-interest Expense
Non-interest expense increased $0.6 million or 2.7% and $1.6 million or 4.0% compared to the second quarter and first half of 2003. For the second quarter of 2004, compared to 2003, salaries and employee benefits increased $0.6 million or 5.9% due to normal annual salary increases as well as higher health insurance and pension costs, while most other categories of non-interest expense decreased or had marginal increases compared to the second quarter of 2003. For the second quarter and first half of 2003, other operating expenses included a write-off of $0.6 million in unamortized issuance costs associated with the redemption of the $12.65 million in trust preferred securities. For the first half of 2004, compared to 2003, higher salaries and health insurance and pension costs represented $1.4 million of the increase, while various expense line items within other operating expenses showed minor increases which were mostly offset by other line items decreasing. One of the largest increases was ATM costs based on transaction volume, which increased $0.4 million for the first half of 2004, compared to 2003 as WesBanco added additional machines in high volume areas and expanded higher transaction volumes. Marketing expenses also increased $0.3 million or 20.7%, compared to the first half of 2003, due to additional costs associated with numerous loan and deposit marketing campaigns and additional expense relating to the naming rights for the Wheeling Civic Center, which officially changed the name to “WesBanco Arena”. The largest decrease was in the miscellaneous tax area, which decreased $0.3 million for the first half of 2004, as compared to 2003, primarily due to lower franchise tax expense. WesBanco also recorded $0.5 million in losses on equity partnerships and amortization expense relating to low-income housing partnerships as compared to $0.3 million for the first half of 2003, which was partially offset by the tax benefits that WesBanco received on these investments. The efficiency ratio on a GAAP basis improved to 58.31% and 57.38% for the second quarter and first half of 2004 compared to 60.20% and 58.33% for the corresponding periods in 2003.

Income Taxes
TABLE 3: Reconciliation of Income Tax Rates	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(13.3)	(16.2)	(12.9)	(14.8)
State income taxes, net of federal tax effect	0.7	(0.3)	0.9	0.7
Bank-owned life insurance	(2.2)	(3.2)	(2.1)	(2.8)
All other – net	(1.5)	(1.5)	(1.7)	(1.1)

Effective tax rate	18.7%	13.8%	19.2%	17.0%

WesBanco’s income tax expense increased $0.9 million or 73.0% and $1.1 million or 33.3% compared to the second quarter and first half of 2003. This increase was primarily due to a $2.5 million and a $3.6 million increase in pretax income over the comparable periods in 2003, while levels of tax exempt income remained relatively unchanged. The effective tax rate increased to 18.7% for the second quarter and 19.2% for the first half of 2004, compared to 13.8% and 17.0% for the corresponding periods in 2003.

Financial Condition
Total assets of WesBanco were $3.5 billion as of June 30, 2004, an increase of $50.8 million or 1.5% compared to total assets as of December 31, 2003. The increase was primarily in loans, which was partially offset by a decrease in investment securities. Total liabilities of WesBanco were $3.2 billion as of June 30, 2004, an increase of $50.6 million or 1.6%, compared to December 31, 2003. The increase was primarily due to an increase in total borrowings partially offset by a decrease in total deposits.

Securities
TABLE 4: Composition of Securities	June 30,	December 31,
(in thousands)	2004	2003

Securities held to maturity (at amortized cost):
U.S. Treasury and Federal Agency securities	$26,989	$39,574
Obligations of states and political subdivisions (1)	355,879	369,816
Other debt securities	27,471	24,836

Total securities held to maturity	410,339	434,226

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	362,651	387,419
Obligations of states and political subdivisions (1)	36,903	17,944
Mortgage-backed securities	339,421	348,080
Corporate and other securities (2)	8,113	13,440

Total securities available for sale	747,088	766,883

Total securities	$1,157,427	$1,201,109

(1) There are no individual securities included in obligations of states and political subdivisions or other securities, which individually or in the aggregate exceed ten percent of shareholders’ equity.
(2) Other securities, classified as available for sale, include equity interests in business corporations.

Total investment securities, which represent a source of liquidity for WesBanco, decreased $43.7 million or 3.6% at June 30, 2004 compared to December 31, 2003. As shown in Table 4, available for sale securities, at fair value, representing 64.5% of total securities decreased $19.8 million or 2.6% and held to maturity securities, representing the remaining 35.5% of total securities decreased $23.4 million or 5.5% at June 30, 2004 compared to December 31, 2003. The decrease in investment securities was primarily due to calls and maturities, which allowed WesBanco to shift these funds out of the investment portfolio into higher yielding loans caused by increased loan growth. At June 30, 2004, the average yield of the available for sale portfolio was 3.88% with a weighted average life of 3.3 years, compared to 3.90% and 3.3 years at December 31, 2003. At June 30, 2004, the average yield of the held to maturity portfolio was 6.58% with a weighted average life of 5.3 years, compared to 6.52% and 4.9 years at December 31, 2003.
Cash flows from the portfolio due to calls, maturities and prepayments for the three and six month periods ended June 30, 2004 decreased to $88.5 million and $157.0 million, respectively, compared to $198.4 million and $350.1 million for the corresponding periods in 2003. This decrease was primarily due to $27.0 million of agency, mortgage-backed and collateralized mortgage obligations being called in the first half of 2004, compared to $214.3 million for the first half 2003. The reinvestment of these cash flows into lower yielding securities contributed to a decrease in the portfolio’s yield for the six months ended June 30, 2004 to 4.78%, compared to 4.94% for the year ended December 31, 2003.
At June 30, 2004, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.73% and 1.69%, respectively, compared to 0.88% and 1.68% at December 31, 2003, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the three and six month periods ended June 30, 2004 was $1.6 million and $3.2 million, compared to $2.0 million and $3.3 million for the corresponding periods in 2003. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the investment portfolio, is subject to increased amortization in times of accelerated prepayments.

The discount accretion on the investment portfolio recorded into income was $0.4 million and $0.9 million for the three and six month periods ended June 30, 2004 and 2003. The discount primarily relates to obligations of states and political subdivisions, which have longer average maturities, comprising 92.5% of the total discount.
Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected an $11.2 million market loss as of June 30, 2004, compared to a $1.0 million market gain as of December 31, 2003. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized. During the second quarter and first half of 2004, proceeds from the sale of available for sale securities were $17.2 million and $66.8 million, compared to $47.2 million and $96.0 million for the same periods in 2003. In the first half of 2004, gross security gains of $853 thousand and gross security losses of $37 thousand were realized, compared to $2.2 million and $47 thousand, respectively, for the same period in 2003.

Loans and Credit Risk
TABLE 5: Composition of Loans	June 30,	Percent of	December 31,	Percent of
(dollars in thousands)	2004	Total	2003	Total

Commercial	$384,475	18.9%	$369,786	19.1%
Commercial real estate	677,755	33.4	623,243	32.2
Residential real estate	595,259	29.3	577,362	29.9
Home equity	116,960	5.8	111,981	5.8
Consumer	254,397	12.5	249,425	12.9

Total portfolio loans	2,028,846	99.9	1,931,797	99.9
Loans held for sale	1,627	0.1	1,741	0.1

Total Loans	$2,030,473	100.0%	$1,933,538	100.0%

Total loans at June 30, 2004 increased $96.9 million or 5.0% compared to December 31, 2003. This increase was primarily driven by a $69.2 million or 7.0% increase in commercial and commercial real estate loans. Residential real estate also registered a modest increase of $17.9 million or 3.1% and consumer and home equity loans, which had been declining steadily over the past two years, increased $10.0 million or 2.8% during the first half of 2004.
Commercial and commercial real estate loan growth was primarily driven by the addition of new lending staff and concerted business development efforts in all markets, particularly in the Columbus, Ohio and Southwestern Pennsylvania areas. General improvement in economic conditions also continued to fuel loan growth in most markets. The increase in residential real estate loans is primarily attributed to the purchase of a $17.3 million pool comprised mainly of 15 year fixed rate loans in the second the quarter of 2004. Growth in commercial loans, at the same time that demand for residential real estate loans has weakened, has led to an increased weighting of the portfolio toward commercial and commercial real estate loans. The purchase of residential real estate loan pools is used primarily to rebalance the overall mix of the portfolio. Home equity loans increased due to new promotions being offered on these types of loans. Consumer loans increased as a result of a renewed focus on indirect lending through existing automobile dealer relationships.

TABLE 6: Non-Performing Assets, Other Impaired Loans and Loans Past Due 90 Days or More
	June 30,	December 31,
(dollars in thousands)	2004	2003

Non-accrual loans	$8,639	$8,262
Renegotiated loans	646	653

Total non-performing loans	9,285	8,915
Other real estate owned and repossessed assets	1,708	2,907

Total non-performing assets	10,993	11,822
Other impaired loans	8,397	6,031

Total non-performing assets and other impaired loans	$19,390	$17,853

Loans past due 90 days or more	$4,169	$7,795

Non-performing loans as a percentage of total loans	0.46%	0.46%
Non-performing assets as a percentage of total assets	0.31	0.34
Non-performing assets as a percentage of total loans, other real estate owned and repossessed assets	0.54	0.61
Non-performing loans and loans 90 days or more past due as a percentage of total loans	0.66	0.86

Non-performing assets consist of non-accrual and renegotiated loans, other real estate owned acquired through or in lieu of foreclosure and repossessed automobiles acquired to satisfy defaulted consumer loans. Other impaired loans include certain loans that are internally classified as substandard or doubtful.
Loans are placed on non-accrual status when they become past due 90 days or more unless the loans are both well secured and in the process of collection. Certain consumer loans  are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines, and residential real estate loans are charged down to the net realizable value of the collateral at 180 days past due. When a loan is placed on non-accrual, interest income is not recognized as cash payments are received.
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
Non-performing loans increased $0.4 million or 4.2% while other real estate owned and repossessed assets decreased $1.2 million or 41.2% between December 31, 2003 and June 30, 2004, for an overall decrease of $0.8 million or 7.0% in total non-performing assets. Overall, non-performing assets have been trending lower as a percentage of the total loan portfolio over the last twelve months. This positive trend is primarily the result of concerted efforts to improve the quality of the loan portfolio, but is also attributable to improved economic conditions. Other impaired loans increased $2.4 million or 39.2% between December 31, 2003 and June 30, 2004 primarily as a result of one loan to the lodging industry. Loans past due 90 days or more and still accruing interest decreased $3.6 million or 46.5% between December 31, 2003 and June 30, 2004. This decrease primarily reflects increased collection efforts for all types of loans when they become past due 30 days.
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

TABLE 7: Allowance for Loan Losses
	For the Six Months Ended June 30,

(dollars in thousands)	2004	2003

Balance, at beginning of period	$26,235	$25,080
Charge-offs:
Commercial	(354)	(1,576)
Commercial real estate	(182)	(186)
Residential real estate	(25)	(215)
Home equity	(34)	(23)
Consumer	(2,406)	(2,243)

Total charge-offs	(3,001)	(4,243)

Recoveries:
Commercial	221	63
Commercial real estate	4	10
Residential real estate	8	23
Home equity	—	—
Consumer	504	186

Total recoveries	737	282

Net loan charge-offs	(2,264)	(3,961)

Provision for loan losses	3,296	4,459

Balance, at end of period	$27,267	$25,578

Annualized net loan charge-offs to average loans outstanding	0.23%	0.44%
Allowance for loan losses to total loans	1.34	1.39
Allowance for loan losses to total non-performing loans	2.94x	1.65x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	2.03x	1.08x

The allowance for loan losses is maintained at a level considered appropriate by management to absorb probable losses in the loan portfolio. The provision for loan losses is the amount that is added to the allowance after net charge-offs have been deducted to bring the allowance to the necessary level based on management’s estimate of probable losses. Determining the amount of the allowance requires significant judgement about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.
Larger commercial and commercial real estate loans that exhibit observed credit weaknesses and are deemed to be impaired pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” are subject to individual review. Where appropriate, reserves are established for these loans based on the present value of expected future cash flows available to pay the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for the remainder of the commercial and commercial real estate loans based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, residential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management's judgement, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco's independent loan review function.
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
Historical net charge-off rates are a significant factor used in evaluating the adequacy of the allowance. Net charge offs for the six months ended June 30, 2004 decreased $1.7 million or 42.8% compared to June 30, 2003, primarily due to a reduction in commercial loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis for the six months ended June 30, 2004, were 0.23% compared to 0.44% for the six months ended June 30, 2003.
Economic conditions have the greatest impact when adjusting historical loss rates to reflect current conditions. While the overall economy has showed signs of improvement, the economy of the Upper Ohio Valley continues to be adversely impacted by the difficulties facing the steel industry and other metal producing industries. Two of the ten largest integrated steel companies and one of the largest aluminum producers in the United States are headquartered in the Upper Ohio Valley. All three of these companies operated under Chapter 11 of the Bankruptcy Act for all or some part of 2003 and the first half of 2004. As of June 30, 2004, WesBanco had no material direct credit exposure to these companies. However, WesBanco extends credit to consumers employed in these industries and to businesses that provide products or services to these industries. In addition, a number of other businesses not directly associated with metal-producing industries could be adversely impacted by a significant loss of employment if those companies were to discontinue their operations. Approximately 45% of WesBanco’s loan portfolio is to borrowers located in the Upper Ohio Valley.
Other economic factors also influence the allowance for certain types of loans. Commercial and commercial real estate loans are currently impacted by weakness in the lodging, healthcare, transportation and construction sectors. Commercial real estate is also impacted by lower occupancy rates for office buildings and retail space in certain markets. Consumer loans are impacted by disruptions in employment, personal bankruptcies and defaults by consumers that had otherwise satisfactory credit characteristics at the time of default.
The allowance for loan losses was $27.3 million or 1.34% of total loans at June 30, 2004 compared to $26.2 million or 1.36% of total loans at December 31, 2003 and $25.6 million or 1.39% at June 30, 2003. The provision for loan losses decreased $1.0 million or 39.7% and $1.2 million or 26.1% compared to the second quarter and first half of 2003. The lower provision and resulting reduction of the allowance as a percentage of total loans reflect the generally recovering economy and overall improvement in credit quality, evidenced by lower net charge-offs and reduced levels of non-performing loans. Additional losses due to the condition of the steel industry in the Upper Ohio Valley are not estimable or probable, and therefore do not support a higher provision for loan losses at this time.

TABLE 8: Allocation of the Allowance for Loan Losses
	June 30,	Percent of	December 31,	Percent of
	2004	Total	2003	Total

Commercial	$10,197	37.4%	$9,852	37.6%
Commercial real estate	11,178	41.0	10,660	40.6
Residential real estate	594	2.2	749	2.9
Home equity	384	1.4	223	0.8
Consumer	4,914	18.0	4,751	18.1

Total allowance for loan losses	$27,267	100.0%	$26,235	100.0%

The changes in the amounts allocated to all categories of loans between December 31, 2003 and June 30, 2004 primarily reflects the combined impact of changes in historical loss rates and the respective changes in the loan balances. The commercial and commercial real estate allocations were impacted to the greatest degree due to the continued growth in those categories of loans. The consumer loan allocation was also impacted by higher historical net charge-offs as a percentage of that category of loans. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio.
Management believes the allowance of $27.3 million is appropriate to absorb probable credit losses associated with the loan portfolio at June 30, 2004. However, probable losses associated with the economic conditions described above is difficult to accurately measure and future adjustments to the allowance may be required to the extent such losses are realized to a greater extent than is currently estimable.

Deposits
Deposits, which represent WesBanco’s primary source of funds, decreased $34.9 million or 1.4% between December 31, 2003 and June 30, 2004. At June 30, 2004, as compared to December 31, 2003, non-interest bearing demand deposits increased $7.5 million or 2.3% and savings accounts increased $2.2 million or 0.6%. These increases were offset by decreases of $25.9 million or 8.4% in interest bearing demand deposits, $11.1 million or 2.0% in money market accounts and $7.6 million or 0.8% in certificates of deposit as compared to December 31, 2003.

The average balance of deposits for the six months ended June 30, 2004 increased by $21.9 million or 0.9% compared to the six months ended June 30, 2003. During the same period, average non-interest bearing demand deposits increased $24.2 million or 8.2% compared to 2003, as more marketing emphasis has been placed on transaction based accounts, which may provide ancillary service charge income and are a lower interest cost funding source. Average interest bearing demand deposits and money market accounts on a combined basis increased $48.3 million or 6.0% as customers continue to favor non-maturity interest bearing accounts in anticipation of rising interest rates. Average certificates of deposit decreased $43.4 million or 4.5% and average savings accounts decreased by $7.2 million or 2.0% compared to the June 30, 2003 average balances.
The average rate paid on interest bearing deposits for the first half of 2004 decreased to 1.75% compared to 2.32% for 2003, primarily due to the effect of WesBanco reducing interest rates on deposit products throughout 2003. Certificates of deposit, which represent the most expensive deposit funding source for WesBanco, comprise 37.7% of total interest bearing deposits yet account for 70.0% of the total interest expense paid on deposits for the first half of 2004. The average rate paid on certificates of deposit for first half of 2004 decreased by 67 basis points to 2.81% compared to 3.48% for the first half of 2003. The decrease in average rates resulted primarily from the maturity of higher cost certificates of deposits, and replacement with lower cost certificates of deposit with varying maturities.
For the remainder of 2004, WesBanco will continue its focus on lower cost transaction based accounts, as well as offering special promotions on certain certificates of deposit maturities based on competition, sales strategies, liquidity and borrowing costs.

Borrowings
Federal Home Loan Bank (“FHLB”) borrowings increased $71.7 million or 19.9% between December 31, 2003 and June 30, 2004. At June 30, 2004, WesBanco had $433.0 million outstanding in FHLB borrowings with a weighted average interest rate of 3.34% compared to 3.58% at December 31, 2003. FHLB borrowings have maturities ranging from the years 2004 to 2021. In the second quarter of 2004, WesBanco obtained an additional $75.0 million in mid-term fixed rate FHLB borrowings, with a weighted average rate of 3.26%. Also during the first half of 2004, $40.0 million in FHLB fixed rate and mid-term fixed rate borrowings matured. These matured borrowings carried a weighted average rate of 5.07% and were replaced with a new $40.0 million FHLB borrowing with a weighted average fixed rate of 3.06%. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. WesBanco periodically analyzes overall maturities of certain FHLB borrowings and may restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty, or by utilizing interest rate swaps through the derivatives market.
Other borrowings, shown in Table 10, decreased $26.3 million or 12.1% to $191.5 million at June 30, 2004 compared to December 31, 2003 primarily due to reductions in customer repurchase agreements and other borrowings offset by an increase in federal funds purchased.
In June of 2004, WesBanco created two new trusts, WesBanco Capital Trust IV and WesBanco Capital Trust V, which issued $41.2 million of junior subordinated debt to WesBanco, at an initial weighted average rate of 5.44%. In June 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share plus accrued and unpaid interest. Also, in June of 2003, WesBanco created two new trusts, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which issued $30.9 million of junior subordinated debt to WesBanco. Please refer to Note 5, “Junior Subordinated Debt and Trust Preferred Securities”, for additional information.

The following table summarizes the FHLB maturities at June 30, 2004 based on contractual dates: (dollars in thousands)
TABLE 9: FHLB Maturities:	Scheduled	Weighted
Year	Maturity	Average Rate

2004	$ 29,900	1.66%
2005	64,791	2.74
2006	70,008	2.75
2007	147,036	3.21
2008	—	—
2009 and thereafter	121,240	4.58

Total	$432,975	3.34%

TABLE 10: Other Borrowed Funds:
(in thousands)
	June 30,	December 31,
	2004	2003

Federal funds purchased	$34,300	$10,000
Securities sold under agreements to repurchase	155,715	169,937
Treasury tax and loan notes and other	1,483	37,817
Revolving line of credit, parent company	—	—

Total	$191,498	$217,754

Capital Resources
Shareholders' equity was $318.6 million at June 30, 2004 compared to $318.4 million at December 31, 2003. Book value was $16.22 per share at June 30, 2004 and $16.13 at December 31, 2003. Tangible book value was $13.31 per share at June 30, 2004 compared to $13.20 per share at December 31, 2003.

TABLE 11: Capital Adequacy Ratios
The following table summarizes risk-based capital amounts and ratios for WesBanco and its bank subsidiary:
		Well	June 30, 2004		December 31, 2003
(dollars in thousands)	Minimum (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio

WesBanco, Inc.
Tier 1 Leverage	4.0%(3)	N/A	$339,784	10.11%	$292,487	8.76%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	339,784	15.00	292,487	13.31
Total Capital to Risk-Weighted Assets	8.0%	10.0%	367,051	16.21	318,723	14.50

WesBanco Bank, Inc.
Tier 1 Leverage	4.0%	5.0%	$280,545	8.38%	$273,729	8.23%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	280,545	12.47	273,729	12.51
Total Capital to Risk-Weighted Assets	8.0%	10.0%	307,809	13.68	299,960	13.71

(1) Minimum requirements to remain adequately capitalized
(2) Well capitalized under prompt corrective action regulations
(3) Minimum requirement is 3% for certain highly-rated bank holding companies

WesBanco is subject to various regulatory capital requirements (risk-based capital ratios) administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on WesBanco’s financial results.
All banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders' equity, excluding unrealized gains and losses on securities available for sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and its banking subsidiary were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at June 30, 2004 and December 31, 2003. There are no conditions or events since June 30, 2004 that management believes have changed WesBanco's “well-capitalized” category.
In 2003, the Federal Reserve noted that FIN No. 46 may have implications on how trust preferred securities are reported on bank holding companies’ financial statements. In addition, SFAS No. 150 issued earlier in 2003 provides accounting guidance that reflects the reporting of trust preferred securities. In response, the Board of Governors of the Federal Reserve System issued a supervisory letter on July 2, 2003 instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. On May 6, 2004, the Federal Reserve Board proposed a rule that would retain trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.
As of June 30, 2004, assuming WesBanco was not allowed to include in Tier 1 capital the $70.0 million in trust preferred securities issued by WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, WesBanco Capital Trust IV and V, WesBanco’s Tier 1 leverage capital ratio would have approximated 8.03% and would still significantly exceed the regulatory required minimums for capital adequacy purposes. Under the newly proposed Federal Reserve Board rule, it is currently anticipated that all of WesBanco’s trust preferred securities will continue to count as Tier 1 capital. If the WesBanco, Inc. Capital Trust II trust preferred securities are no longer allowed to be included in Tier 1 capital, WesBanco would be permitted to redeem the trust preferred securities without penalty, while the WesBanco, Inc. Capital Statutory Trust III would result in an early redemption penalty. Early redemption of WesBanco Capital Trust IV and V would also result in an early redemption penalty.

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
Securities are the principal source of liquidity in total assets. Securities totaled $1.2 billion at June 30, 2004, of which $747.1 million were classified as available for sale. At June 30, 2004, WesBanco had approximately $43.0 million in securities scheduled to mature within one year. Due to the continued low interest rate environment, additional cash flows may be anticipated from approximately $244.4 million in callable bonds, which have call dates within the next year. However, should rates continue to rise, then some or all of these bonds may not be called. Cash and cash equivalents of $95.1 million at June 30, 2004, also serve as additional sources of liquidity.
Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $2.4 billion at June 30, 2004. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior.

Certificates of deposit scheduled to mature within one year totaled $382.7 million at June 30, 2004, which includes $96.0 million in certificates of deposit with balances of $100,000 or more. In addition to the relatively stable core deposit base, WesBanco’s banking subsidiary maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at June 30, 2004 approximated $763.4 million. At June 30, 2004, WesBanco had $689.2 million of unpledged securities that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets.
The principal source of parent company liquidity is dividends from WesBanco’s banking subsidiary. There are various legal limitations under Federal and State laws that limit the payment of dividends from WesBanco Bank, Inc., WesBanco’s banking subsidiary, to the parent company. As of June 30, 2004 the parent company may receive without prior regulatory approval a dividend of up to $10.4 million from its banking subsidiary WesBanco Bank, Inc. Additional Parent Company liquidity is provided by the Parent’s security portfolio, available lines of credit with an independent commercial bank and WesBanco Bank, Inc., totaling $23.5 million at June 30, 2004. In July of 2004, WesBanco increased the line of credit with the independent commercial bank to $35.0 million from the existing $20.0 million. In June of 2004, WesBanco also issued $41.2 million in junior subordinated debt, which gave the Parent Company added liquidity which may be used for general corporate purposes, which may include, among other things, potential acquisitions, share repurchases, dividend reinvestments and employee benefit plans.
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

TABLE 12: Net Interest Income Sensitivity
	Percentage Change in
	Net Interest Income from Base
Immediate Change in Interest Rates			ALCO
(basis points)	June 30, 2004	December 31, 2003	Guidelines

+200	-3.59%	-3.04%	10.0%
+100	-0.20%	-0.39%	N/A
Flat	—	—	—
-100	-0.36%	-1.59%	N/A

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to 10.0% of net interest income from the base model for a 12-month period. Table 12 shows WesBanco’s interest rate sensitivity at June 30, 2004 and December 31, 2003 assuming both a 200 and 100 basis point interest rate change, compared to a base model. Since management believes that a 200 basis point decline in market interest rates is unlikely, only a 100 basis point change was evaluated by ALCO. The earnings simulation model projects that net interest income for the next 12-month period would decrease by approximately 0.20% and 3.59% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 0.36% if interest rates were to decline by 100 basis points. At June 30, 2004, WesBanco’s increased exposure to rising interest rates was impacted by assumptions on callable bonds and by a decrease in the interest sensitivity of the loan portfolio which was partially offset by a decrease in the rate sensitivity on deposit products.
As a alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a 12-month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a 12-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would increase 0.06% over the next 12-months.
WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at June 30, 2004 emphasized increasing asset sensitivity in anticipation of rising interest rates. Among the strategies evaluated were the continued utilization of interest rate swap agreements and the evaluation of the level and the possible prepayment of borrowings. The interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At June 30, 2004, the notional value of the interest rate swap agreements was $92.8 million, compared to $98.5 million at December 31, 2003. Related market losses of $1.7 million, net of tax, at June 30, 2004 compared to a market loss of $2.6 million, net of tax, at December 31, 2003, are recorded in other comprehensive income.
Other strategies evaluated by ALCO include managing the level of its fixed rate residential real estate loans through sales of long-term fixed rate real estate loans to the secondary market, the purchase of residential real estate loan pools, primarily adjustable in nature, shortening maturities in the securities portfolio, emphasizing lower cost transaction based accounts, growth in long-term certificate of deposit products and maintaining increased liquidity while not fully reinvesting investment security proceeds from maturities, calls and repayments.

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
Limitations on the effectiveness of controls. WesBanco’s management, including the CEO and CFO, does not expect that WesBanco’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
Changes in internal controls. Our CEO and our CFO have evaluated the changes to WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2004, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. – Legal Proceedings
On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), previously pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs asserts that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case initially limited the class of plaintiffs to a group of approximately 37 individuals and granted partial summary judgment to significantly reduce the scope and extent of the underlying case. The Court subsequently granted summary judgment in favor of WesBanco on the remaining claims on March 31, 2004, and the plaintiff has appealed the decision to the Fourth Circuit Court of Appeals.
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
On April 23, 2004, WesBanco Bank, Inc. (the “Bank”) was served with a Complaint in a suit styled AUM Hospitality, et al. v. NTK Hotel Group and Wesbanco Bank, Inc., et al., under Civil Action No. 04 CV H04 03681, presently pending in the Common Pleas Court of Franklin County, Ohio. This is a suit by current or former shareholders of a closely held corporation for fraudulent exercise of control over the corporation against a minority shareholder, David Patel, seeking damages against David Patel and others and seeking to set aside a $13,000,000 first mortgage on a Hampton Inn located in Downtown Columbus with another lender, as well as the Bank’s $1.3 Million second mortgage. The suit alleges that David Patel engaged in illegal conduct in exercising dominion and control over a corporation and that the mortgage instruments are invalid. The mortgage instruments provided funds for the construction of the Hampton Inn upon property owned by AUM Hospitality. The Bank does have title insurance insuring its mortgage interest and the title insurance company has confirmed coverage for the claim and assumed the defense of the claim. The Bank believes that it has substantial defenses to the claim and that it also has recourse to the title insurance company with respect to coverage provided under the title insurance policy.
WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Item 2. – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On June 17, 2004, WesBanco Capital Trust IV and WesBanco Capital Trust V were formed by WesBanco under the laws of Delaware, by issuing $40.0 million in Floating Rate and Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due June 17, 2034, to two statutory trusts each of which issued 20,000 shares of trust preferred securities each with a liquidation value of $20.0 million, based upon the debentures and a guarantee for each trust from WesBanco. In connection with the issuance of the trust preferred securities, each trust issued 619 shares of common securities to WesBanco with a liquidation value of $0.6 million. The trust preferred securities were issued and sold in two private placement offerings. For the Floating Rate portion of the issuance totaling $20 million, interest is payable quarterly at a rate of 3.96% for the first three months, resetting quarterly beginning on September 17, 2004 and thereafter, at a rate equal to the three month LIBOR index plus 2.65%. For the Fixed/Floating Rate portion of the issuance totaling $20 million, interest is payable quarterly at an initial rate of 6.91% for the first five years, resetting quarterly beginning on June 17, 2009 at a rate equal to the three month LIBOR index plus 2.65%. The debentures mature on June 17, 2034, and may be redeemed at par anytime commencing in June 2009, without penalty, after the no call period. The debentures and trust preferred securities for both issuances provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on one or both of the debentures, it may not declare or pay any dividends on its common stock during any such period. A portion of the proceeds received from the Trust Preferred Securities issuances will be used to fund the acquisition of Western Ohio Financial Corporation. The remaining proceeds received from the issuances of the Trust Preferred Securities will be used for general corporate purposes, which may include, among other things, potential other acquisitions, share repurchases, dividend reinvestment plan activity and employee benefit plans activity.
The trust preferred securities were sold to Preferred Term Securities X, Ltd. A placement fee totaling $0.2 million was paid to FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. in connection with the private placements. Each private placement was limited to a single institutional investor, which qualifies as an “accredited investor” as defined in Rule 501(a) of Regulation D. The issuance of the debentures and the related trust preferred securities were exempt from registration under the Securities Act.

As of June 30, 2004, WesBanco has an active one million share stock repurchase plan approved by the Board on April 17, 2003. The shares are purchased for general corporate purposes, which may include potential acquisitions, dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.
The following table shows the activity in WesBanco’s stock repurchase plan for the six months ended June 30, 2004:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Balance remaining at December 31, 2003				661,117

January 1, 2004 to January 31, 2004	6,700	$27.86	6,700	654,417

February 1, 2004 to February 29, 2004	89,174	29.14	89,174	565,243

March 1, 2004 to March 31, 2004	11,000	30.80	11,000	554,243

April 1, 2004 to April 30, 2004	4,300	29.09	4,300	549,943

May 1, 2004 to May 31, 2004	18,000	27.17	18,000	531,943

June 1, 2004 to June 30, 2004	11,700	27.38	11,700	520,243

Total	140,874	$28.81	140,874

Item 3. – Defaults Upon Senior Securities
Not Applicable

Item 4. – Submission of Matters to a Vote of Security Holders
None

Item 5. – Other Information
On July 22, 2003, the Bank, a wholly-owned banking subsidiary of WesBanco, Inc., entered into an informal agreement styled as a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Cleveland (the “Federal Reserve”) and the West Virginia Department of Banking (collectively the “regulatory agencies”) to improve and strengthen the Bank's Bank Secrecy Act and anti-money laundering controls and procedures. The Bank has worked with the Federal Reserve and outside consultants to implement revised polices and enhanced procedures which include improvements in its bank secrecy and anti-money laundering record-keeping and reporting procedures, implementation of an enhanced customer due diligence program with additional technological resources, improvements to internal compliance procedures and audit programs and testing of the processes and controls. The informal agreement requires quarterly reporting of the Bank's corrective actions under the plan until all corrections required under the terms of the informal agreement are completed to the satisfaction of the regulatory agencies. During the fourth quarter of 2003, an independent third party audit firm completed an audit of the newly-implemented procedures.
The Federal Reserve did conduct a follow-up review of the Bank’s program of compliance and submitted a follow-up letter to the Bank dated April 1, 2004, in which it noted that the Bank had made significant progress toward establishing an effective program commensurate with its size and complexity. In conjunction with a recent regulatory application, the Bank provided a written summary on June 14, 2004, of its progress subsequent to the Federal Reserve’s review. The Federal Reserve accepted this summary as a satisfactory update and waived the requirement to provide a quarterly progress report as of June 30, 2004.

Item 6(a). – Exhibits
2.1	First Amendment to Agreement and Plan of Merger dated July 13, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.

4.1	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.

4.2	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.

4.3	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.2).

4.4	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.2).

4.5	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.

4.6	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.

4.7	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.

4.8	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.7).

4.9	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.7).

4.10	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.

10.1
Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young. Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

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

Item 6(b). – Reports on Form 8-K
On May 24, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Representatives of the Registrant made a presentation at the Northeast Super-Community Bank Conference organized by Margolin & Associates, held on May 24th and 25th, 2004, at the Langham Hotel in Boston, Massachusetts.
On May 28, 2004, WesBanco, Inc. furnished a Form 8-K in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. On May 28, 2004 notice was sent to WesBanco’s directors and executive officers informing them of a blackout period in which they will be unable to buy or sell shares of WesBanco, Inc. common stock. The reasoning for this blackout period is due to a change in the WesBanco, Inc. KSOP record keepers effective July 1, 2004. The blackout period is expected to begin on June 25, 2004 and end during the week of July 25, 2004.
On June 18, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Press release dated June 17, 2004; announcing that WesBanco has created two new Capital Trusts for the purpose of issuing a combined total of $40 million in Trust Preferred Securities included in a pooled trust preferred program.
On July 21, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Press Release dated July 21, 2004; containing the earnings for the three and six months ended June 30, 2004.
On July 28, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Representatives of the Registrant made a presentation at the KBW Honor Roll and Fifth Annual KBW Community Bank Investor Conference organized by Keefe, Bruyette & Woods, held on July 27th and 28th, 2004, at The Pierre Four Seasons in New York, New York.
On August 2, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. On May 28, 2004, WesBanco, Inc. sent a notice to its directors and executive officers informing them of a blackout period which began on June 25, 2004 and was scheduled to end during the week of July 25, 2004 during which they would be unable to buy or sell shares of WesBanco common stock.  On August 2, the registrant announced that it sent a notice to its directors and executive officers informing them that the blackout period for its employee benefits plans has ended and they may again conduct trading in the registrant's common stock.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: August 9, 2004	/s/ Paul M. Limbert

Paul M. Limbert
President and Chief Executive Officer

Date: August 9, 2004	/s/ Robert H. Young

Robert H. Young
Executive Vice President and Chief Financial Officer