Form 10-Q
period 2004-09-30
WESBANCO INC
filed 2004-11-09
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒ Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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
Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 29, 2004 there were 20,823,606 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

ITEM #	ITEM	PAGE

	PART I - FINANCIAL INFORMATION
1	Financial Statements (unaudited)
	Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2004 and 2003 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	6
	Notes to the Consolidated Financial Statements	7 - 12

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 24

3	Quantitative and Qualitative Disclosures About Market Risk	24 - 25

4	Controls and Procedures	25 - 26

	PART II - OTHER INFORMATION
1	Legal Proceedings	26

2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27

3	Defaults Upon Senior Securities	27

4	Submission of Matters to a Vote of Security Holders	27

5	Other Information	27

6(a)	Exhibits	27

6(b)	Reports on Form 8-K	28

	Signatures	29

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$ 83,232	$ 88,021
Due from banks – interest bearing	3,309	3,189
Federal funds sold	-	17,000
Securities:
Held to maturity (fair values of $431,715 and $449,746, respectively)	415,041	434,226
Available for sale, carried at fair value	729,565	766,883
Total securities	1,144,606	1,201,109
Loans held for sale	2,752	1,741
Total portfolio loans, net of unearned income	2,415,556	1,931,797
Allowance for loan losses	(29,694)	(26,235)
Net portfolio loans	2,385,862	1,905,562
Premises and equipment, net	56,949	53,232
Accrued interest receivable	19,829	18,247
Goodwill	74,765	49,868
Core deposit intangible, net	10,576	7,933
Bank-owned life insurance	77,447	66,001
Other assets	43,324	33,103
Total Assets	$ 3,902,651	$ 3,445,006

LIABILITIES
Deposits:
Non-interest bearing demand	$ 343,790	$ 328,337
Interest bearing demand	309,921	307,925
Money market	616,492	563,295
Savings deposits	360,276	352,324
Certificates of deposit	1,071,734	930,201
Total deposits	2,702,213	2,482,082
Federal Home Loan Bank borrowings	563,860	361,230
Other borrowings	162,192	217,754
Junior subordinated debt	72,174	30,936
Total borrowings	798,226	609,920
Accrued interest payable	6,529	5,793
Other liabilities	29,380	28,775
Total Liabilities	3,536,348	3,126,570

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock ($2.0833 par value; 50,000,000 shares authorized; 21,319,348 shares issued)	44,415	44,415
Capital surplus	61,106	52,900
Retained earnings	277,189	263,080
Treasury stock (495,742 and 1,577,884 shares, respectively, at cost)	(13,053)	(38,383)
Accumulated other comprehensive loss	(1,835)	(1,864)
Deferred benefits for directors and employees	(1,519)	(1,712)
Total Shareholders' Equity	366,303	318,436
Total Liabilities and Shareholders' Equity	$ 3,902,651	$ 3,445,006

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, dollars in thousands, except per share amounts)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$ 31,219	$ 29,751	$ 88,001	$ 86,605
Securities:
Taxable	7,235	7,677	21,597	24,322
Tax-exempt	4,400	4,476	13,073	13,298
Total interest on securities	11,635	12,153	34,670	37,620
Federal funds sold	4	21	39	225
Total interest income	42,858	41,925	122,710	124,450
INTEREST EXPENSE
Interest bearing demand deposits	240	223	614	807
Money market deposits	2,457	2,573	7,104	8,509
Savings deposits	279	295	836	1,604
Certificates of deposit	6,933	7,330	19,930	24,112
Total interest on deposits	9,909	10,421	28,484	35,032
Federal Home Loan Bank borrowings	4,089	3,395	10,616	10,618
Other borrowings	603	573	1,722	1,764
Junior subordinated debt and trust preferred securities	984	436	1,926	1,016
Total interest expense	15,585	14,825	42,748	48,430
NET INTEREST INCOME	27,273	27,100	79,962	76,020
Provision for loan losses	2,170	2,499	5,466	6,958
Net interest income after provision for loan losses	25,103	24,601	74,496	69,062
NON-INTEREST INCOME
Trust fees	2,981	2,927	9,722	8,525
Service charges on deposits	3,509	3,095	9,754	8,798
Bank-owned life insurance	695	833	2,116	2,450
Net securities gains	1,219	235	2,035	2,588
Other income	867	920	2,497	2,164
Total non-interest income	9,271	8,010	26,124	24,525
NON-INTEREST EXPENSE
Salaries and wages	9,098	8,464	25,782	24,515
Employee benefits	2,778	2,673	8,567	7,715
Net occupancy	1,336	1,358	4,266	4,190
Equipment	1,897	1,834	5,551	5,471
Core deposit intangible amortization	382	372	956	1,032
Merger-related expenses	200	64	217	248
Other operating	6,482	5,664	19,415	18,198
Total non-interest expense	22,173	20,429	64,754	61,369
Income before provision for income taxes	12,201	12,182	35,866	32,218
Provision for income taxes	2,173	2,390	6,716	5,798
NET INCOME	$ 10,028	$ 9,792	$ 29,150	$ 26,420

Earnings per share - basic	$ 0.50	$ 0.49	$ 1.47	$ 1.31
Earnings per share - diluted	$ 0.50	$ 0.49	$ 1.47	$ 1.31

Average shares outstanding - basic	20,206,108	19,941,034	19,802,210	20,141,778
Average shares outstanding - diluted	20,256,465	19,962,292	19,854,885	20,160,262

Dividends per share	$ 0.25	$ 0.24	$ 0.75	$ 0.72

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands, except per share amounts)

	For the Nine Months Ended September 30,
						Accumulated	Deferred
						Other	Benefits for
	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
	Shares	Amount	Surplus	Earnings	Stock	Income	Employees	Total
December 31, 2002	20,461,745	$ 44,415	$ 52,855	$ 246,148	$ (20,482)	$ 4,305	$ (2,070)	$ 325,171

Net income				26,420				26,420
Change in accumulated
other comprehensive income						(6,469)		(6,469)
Comprehensive income								19,951
Cash dividends: Common ($.72 per share)				(14,441)				(14,441)
Treasury shares purchased	(734,639)				(17,941)			(17,941)
Treasury shares sold	87,992		31		2,104			2,135
Deferred benefits for directors – net							(29)	(29)
September 30, 2003	19,815,098	$ 44,415	$ 52,886	$ 258,127	$ (36,319)	$ (2,164)	$ (2,099)	$ 314,846

December 31, 2003	19,741,464	$ 44,415	$ 52,900	$ 263,080	$ (38,383)	$ (1,864)	$ (1,712)	$ 318,436
Net income				29,150				29,150
Change in accumulated
other comprehensive income						29		29
Comprehensive income								29,179
Cash dividends: Common ($.75 per share)				(15,041)				(15,041)
Treasury shares purchased	(144,474)				(4,159)			(4,159)
Treasury shares sold	48,863		75		1,163			1,238
Stock issued for acquisition	1,177,753		8,131		28,326			36,457
Deferred benefits for directors – net							193	193
September 30, 2004	20,823,606	$ 44,415	$ 61,106	$ 277,189	$ (13,053)	$ (1,835)	$ (1,519)	$ 366,303

There was no activity in Preferred Stock during the nine months ended September 30, 2004 and 2003.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited,dollars in thousands)	For the Nine Months Ended September 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 29,150	$ 26,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,367	4,390
Net amortization	2,489	3,966
Provision for loan losses	5,466	6,958
Gains on sales of securities – net	(2,035)	(2,588)
Gains on sales of mortgage loans – net	(212)	(456)
Deferred income taxes	(1,731)	(1,313)
Increase in cash surrender value of bank-owned life insurance	(2,104)	(2,419)
Loans originated for sale	(20,328)	(33,343)
Proceeds from the sale of loans originated for sale	19,529	33,522
Other – net	(400)	(129)
Net change in: other assets and interest receivable	(5,870)	(4,952)
Net change in: other liabilities and interest payable	(233)	7,770
Net cash provided by operating activities	28,088	37,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities held to maturity:
Proceeds from maturities, prepayments and calls	55,852	74,548
Payments for purchases	(24,790)	(25,355)
Securities available for sale:
Proceeds from sales	130,507	136,864
Proceeds from maturities, prepayments and calls	164,239	417,044
Payments for purchases	(218,083)	(657,128)
Acquisition, net of cash	(26,756)	-
Increase in loans	(148,191)	(66,949)
Purchases of premises and equipment – net	(4,056)	(2,767)
Net cash used in investing activities	(71,278)	(123,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits	(35,225)	63,261
Increase in Federal Home Loan Bank borrowings	88,578	21,404
Increase (decrease) in other borrowings	(45,561)	23,800
Increase (decrease) in federal funds purchased	(10,000)	3,100
Redemption of trust preferred securities	-	(12,650)
Proceeds from the issuance of junior subordinated debt/trust preferred securities	41,238	30,000
Dividends paid	(14,588)	(14,509)
Treasury shares purchased – net	(2,921)	(15,806)
Net cash provided by financing activities	21,521	98,600

Net increase (decrease) in cash and cash equivalents	(21,669)	12,683
Cash and cash equivalents at beginning of period	108,210	81,085
Cash and cash equivalents at end of period	$ 86,541	$ 93,768

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 40,904	$ 50,433
Income taxes paid	9,775	5,780
Transfers of loans to other real estate owned	907	1,424
Summary of business acquisition:
Fair value of assets acquired	$ 416,283	-
Fair value of liabilities assumed	(373,177)	-
Stock issued for the purchase of Western Ohio Financial Corporation common stock	(36,457)	-
Cash paid in the acquisition	(31,546)	-
Goodwill recognized	$ (24,897)	-

See Notes to Consolidated Financial Statements.

N NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Policies
Basis of presentation: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Consolidated Financial Statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2003 Annual Report for WesBanco, Inc. on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of what results may be attained for the entire year.
Business Combinations: In June of 2001, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". Business combinations initiated after June 30, 2001 are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.
Reclassification: Certain prior year financial information has been reclassified to conform to the presentation at September 30, 2004. The reclassifications had no effect on net income.
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
Stock-Based Compensation: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", to the fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation", if a company so elects. WesBanco has elected to continue to account for stock-based compensation under APB Opinion No. 25. During the second quarter of 2004, WesBanco issued 63,000 stock options at an average option price of $26.60 per share and a fair value of $6.19 per share. These options vest on December 31, 2004. During the third quarter of 2004 WesBanco assumed 40,009 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Western Ohio Financial Corporation ("Western Ohio") in conjunction with the August 31, 2004 merger at an average option price of $16.93 per share, for certain of the former key officers.
The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands, except per share amounts)	2004	2003	2004	2003
Net income as reported	$ 10,028	$ 9,792	$ 29,150	$ 26,420
Stock based compensation expense under fair value based
method – net of tax	(109)	(112)	(325)	(375)
Pro forma net income	$ 9,919	$ 9,680	$ 28,825	$ 26,045

Earnings per share as reported - basic	$ 0.50	$ 0.49	$ 1.47	$ 1.31
Earnings per share as reported - diluted	$ 0.50	$ 0.49	$ 1.47	$ 1.31

Pro forma earnings per share - basic	$ 0.50	$ 0.48	$ 1.46	$ 1.29
Pro forma earnings per share - diluted	$ 0.49	$ 0.48	$ 1.45	$ 1.29

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. No options were granted to employees during the third quarter of 2004 and for all of 2003. The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Nine Months Ended
	September 30,
	2004	2003
Weighted-average life	6 Years	N/A
Risk-free interest rates	4.16%	N/A
Dividend yield	3.75%	N/A
Volatility factors	29.64	N/A
Fair value of the grants	$ 6.19	N/A
New accounting standards: In January 2003 and December 2003, the FASB issued Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities" ("VIE’s"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and FIN No. 46-

R, a revision of FIN No. 46. Both FIN No. 46 and FIN No. 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN No. 46 and FIN No. 46-R require the consolidation of these VIE's by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN No. 46 and FIN No. 46-R apply immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN No. 46 and FIN No. 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 20 04. The interpretations require certain disclosures in financial statements issued after January 31, 2003.
WesBanco has adopted the provisions under the criteria established by FIN No. 46 and FIN No. 46-R. Accordingly, WesBanco has de-consolidated two of its wholly-owned trust subsidiaries created after January 31, 2003, which issued junior subordinated debt to WesBanco. The result was to recognize WesBanco's investment in the common stock of each trust subsidiary in other assets and to report the amount of junior subordinated debt issued by WesBanco to its trust subsidiaries in the liability section of the Consolidated Balance Sheet. Prior to FIN No. 46, WesBanco eliminated the investments in all of its trust subsidiaries and reported trust preferred securities in the liability section of WesBanco's Consolidated Balance Sheet. Management has evaluated its investments in low-income housing partnerships and other limi ted partnerships and determined that consolidation of these investments is not required. The implementation of FIN No. 46 and FIN No. 46-R did not have a significant impact on WesBanco's financial condition, results of operations or cash flows.
In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB No. 105"). SAB No. 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", should not incorporate the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The implementation of SAB No. 105 did not have a significant impact on WesBanco's financial condition, results of operations or cash flows.
Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. Certain disclosure requirements of EITF 03-1 were effective in 2003 and WesBanco began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position ("FSP") to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.
Under EITF 03-1, WesBanco conducts a review each quarter for all securities which have possible indications of impairment, particularly those equaling or exceeding six months in a loss position for equity securities and twelve months if they are characterized as debt securities. WesBanco further reviews the results of the above testing for any security, which might be considered for an other-than-temporary-impairment writedown. In estimating other-than-temporary impairment losses, WesBanco also considers the financial condition and near-term prospects of the issuer (i.e., credit downgrades), the receipt of principal and interest according to the contractual terms and the intent and ability of WesBanco to retain its investment in the issuer for a period of time sufficient to allow for any anticipated rec overy in fair value. WesBanco then documents its determination and conclusion of whether or not the company remains in a position to be able to state with positive intent its ability and intent to hold the securities until market recovery. Any securities that are deemed to be other than temporary impaired are reflected in current earnings as realized losses.

Note 2 - Completed Business Combination
On August 31, 2004, WesBanco completed the acquisition of Western Ohio Financial Corporation ("Western Ohio"), Springfield, Ohio and the merger of Western Ohio’s affiliate, Cornerstone Bank, with and into WesBanco’s affiliate WesBanco Bank, Inc. WesBanco and Western Ohio entered into a definitive Agreement and Plan of Merger on April 1, 2004. The primary reasons for the merger with Western Ohio were for entry into new higher growth markets and to expand WesBanco’s existing footprint in the state of Ohio. The aggregate purchase price for the acquisition was approximately $68.0 million through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. For each share of Western Ohio common stock that a Western Ohio shareholder owned they received, at their e lection, either $35.00 in cash or 1.18 shares of WesBanco common stock, subject to certain limitations. The exchange was structured to be a 55% stock and 45% cash transaction. The purchase was funded through the issuance of 1,177,753 shares of WesBanco common shares held in treasury while the cash consideration totaling $28.6 million for the cash portion of the stock purchase was paid from WesBanco’s available cash, primarily from the recent issuance of junior subordinated debt in June of 2004. As of the date of the acquisition on August 31, 2004, Western Ohio had total assets of approximately $412 million, loans of $334 million, deposits of $255 million, borrowings of $111 million and shareholders’ equity of $44 million. WesBanco recorded goodwill of $24.9 million and a core deposit intangible of $3.6 million in conjunction with the merger, which are subject to post merger adjustments. Management believes tha t such adjustments, if any, will not have a significant impact on WesBanco's financial condition, results of operations or cash flows. The following table presents pro forma combined results of operations of WesBanco and Western Ohio as if the business combination had been completed as of the beginning of each respective period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands, except per share amounts)	2004	2003	2004	2003
Net Interest Income	$ 29,238	$ 29,271	$ 87,418	$ 83,742
Net Income	9,876	10,370	30,252	28,317

Pro forma earnings per share - basic	$ 0.47	$ 0.49	$ 1.45	$ 1.33
Pro forma earnings per share - diluted	$ 0.47	$ 0.49	$ 1.45	$ 1.33

The pro forma combined results of operations include net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the merger date. These adjustments have been consistently applied to each period presented in the above table. The pro forma information also includes merger-related expenses expected to occur after the date of the acquisition. Excluded from the pro forma combined results of operations were merger-related expenses paid by Western Ohio prior to the merger date, totaling $1.8 million on a pretax basis.

Note 3 - Business Segments
WesBanco operates two reportable segments: community banking, and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.6 billion at September 30, 2004 compared to $2.5 billion at September 30, 2003 and $2.8 billion at December 31, 2003. These assets are held by WesBanco’s principal banking subsidiary, WesBanco Bank, Inc., in fiduciary or agency capacit ies for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheet.
The following table provides selected financial information for the segments of WesBanco:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated
For the three months ended September 30, 2004:
Net interest income	$ 27,273	-	$ 27,273
Provision for loan losses	2,170	-	2,170
Non-interest income	6,290	$ 2,981	9,271
Non-interest expense	20,343	1,830	22,173
Provision for income taxes	1,713	460	2,173
Net income	$ 9,337	$ 691	$ 10,028

Goodwill and core deposit intangibles	$ 85,341	$ -	$ 85,341
Depreciation and amortization expense	1,823	20	1,843
Mortgage servicing rights	450	-	450
Deferred Tax Assets	14,231	-	14,231
Total Assets	$ 3,900,217	$ 2,434	$ 3,902,651

For the three months ended September 30, 2003:
Net interest income	$ 27,100	-	$ 27,100
Provision for loan losses	2,499	-	2,499
Non-interest income	5,083	$ 2,927	8,010
Non-interest expense	18,548	1,881	20,429
Provision for income taxes	1,971	419	2,390
Net income	$ 9,165	$ 627	$ 9,792

Goodwill and core deposit intangibles	$ 57,866	$ -	$ 57,866
Depreciation and amortization expense	1,808	17	1,825
Mortgage servicing rights	156	-	156
Deferred Tax Assets	13,709	-	13,709
Total Assets	$ 3,411,129	$ 1,717	$ 3,412,846

For the nine months ended September 30, 2004:
Net interest income	$ 79,962	-	$ 79,962
Provision for loan losses	5,466	-	5,466
Non-interest income	16,402	$ 9,722	26,124
Non-interest expense	58,877	5,877	64,754
Provision for income taxes	5,178	1,538	6,716
Net income	$ 26,843	$ 2,307	$ 29,150

Goodwill and core deposit intangibles	$ 85,341	$ -	$ 85,341
Depreciation and amortization expense	5,215	64	5,279
Mortgage servicing rights	450	-	450
Deferred Tax Assets	14,231	-	14,231
Total Assets	$ 3,900,217	$ 2,434	$ 3,902,651

For the nine months ended September 30, 2003:
Net interest income	$ 76,020	-	$ 76,020
Provision for loan losses	6,958	-	6,958
Non-interest income	16,000	$ 8,525	24,525
Non-interest expense	55,854	5,515	61,369
Provision for income taxes	4,594	1,204	5,798
Net income	$ 24,614	$ 1,806	$ 26,420

Goodwill and core deposit intangibles	$ 57,866	$ -	$ 57,866
Depreciation and amortization expense	5,321	37	5,358
Mortgage servicing rights	156	-	156
Deferred Tax Assets	13,709	-	13,709
Total Assets	$ 3,411,129	$ 1,717	$ 3,412,846

Note 4 - Goodwill and Core Deposit Intangible
WesBanco’s Consolidated Balance Sheet includes goodwill of $74.8 million at September 30, 2004 and $49.9 million at December 31, 2003. In 2004, WesBanco capitalized $24.9 million in goodwill and $3.6 million in core deposit intangibles, subject to post closing adjustments, in connection with the Western Ohio acquisition. The core deposit intangible from Western Ohio is being amortized over a weighted average life of approximately 10 years. Substantially all of the remaining goodwill and core deposit intangible relates to the 2002 acquisition of American Bancorporation ("American"). Amortization expense on core deposit intangibles totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2004 and 2003. The remaining goodwill intangible is not subject to amortization but is evalu ated annually for possible impairment.
The following table shows WesBanco’s capitalized core deposit intangible and the related accumulated amortization:

CORE DEPOSIT INTANGIBLE	September 30,	December 31,
(Unaudited, in thousands)	2004	2003
Gross carrying amount	$ 14,720	$ 11,120
Less: accumulated amortization	(4,144)	(3,187)
Net carrying amount	$ 10,576	$ 7,933

The following table shows WesBanco’s core deposit intangible amortization for each of the next five years:

(Unaudited, in thousands)	Amount
Remainder of 2004	$ 452
2005	1,562
2006	1,288
2007	1,076
2008	901

Note 5 - Other Comprehensive Income
The changes in accumulated other comprehensive income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2004	2003	2004	2003
Net Income	$ 10,028	$ 9,792	$ 29,150	$ 26,420
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	12,222	(6,594)	803	(8,336)
Related income tax (expense) benefit (1)	(4,828)	2,605	(317)	3,293
Net securities (gains) losses reclassified into earnings	(1,041)	(489)	(1,857)	(2,671)
Related income tax expense (benefit) (1)	411	193	733	1,055
Net effect on other comprehensive income for the period	6,764	(4,285)	(638)	(6,659)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	(303)	1,105	1,224	456
Related income tax (expense) benefit (1)	121	(436)	(483)	(180)
Net derivative (gains) losses reclassified into earnings	(39)	(47)	(122)	(142)
Related income tax expense (benefit) (1)	15	18	48	56
Net effect on other comprehensive income for the period	(206)	640	667	190

Total change in other comprehensive income (loss)	6,558	(3,645)	29	(6,469)
Comprehensive income	$ 16,586	$ 6,147	$ 29,179	$ 19,951
(1) Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Minimum	Gains (Losses)	Instruments Used in
	Pension	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Liability	Available for Sale	Relationships	Total
Balance, December 31, 2002	$ (2,955)	$ 10,337	$ (3,077)	$ 4,305
Period change, net of tax	-	(6,659)	190	(6,469)
Balance, September 30, 2003	$ (2,955)	$ 3,678	$ (2,887)	$ (2,164)

Balance, December 31, 2003	$ -	$ 561	$ (2,425)	$ (1,864)
Period change, net of tax	-	(638)	667	29
Balance, September 30, 2004	$ -	$ (77)	$ (1,758)	$ (1,835)

Note 6: Junior Subordinated Debt and Trust Preferred Securities
In June of 2004, WesBanco formed two wholly-owned trust subsidiaries, WesBanco Capital Trust IV and WesBanco Capital Trust V (the "Trusts"). These Trusts were formed for the purpose of issuing $40.0 million in trust preferred securities through two pooled trust preferred programs. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debt") issued by WesBanco. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in Junior Subordinated Debentures, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debentures held by the Trusts. Both Trusts provide WesBanco with the option to defer payment of interest on the debentures for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.
On March 1, 2002, WesBanco assumed $12.65 million of 8.50% Company Obligated Manditorily Redeemable Capital Securities of Subsidiary Trust ("Trust Preferred Securities") in connection with the American acquisition. On June 30, 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. In connection with the redemption in the second quarter of 2003, WesBanco included in other operating expenses the write-off of $0.6 million in unamortized issuance costs related to Capital Trust I.
In June of 2003, WesBanco formed two wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which were formed for the purpose of issuing $30.0 million in trust preferred securities through two pooled trust preferred programs. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Debt issued by WesBanco. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in Junior Subordinated Debentures, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debentures held by t he Trusts. Both Trusts provide WesBanco with the option to defer payment of interest on the debentures for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.
WesBanco adopted the provisions of FIN No. 46 in the fourth quarter of 2003. As a result, WesBanco deconsolidated its special purpose trusts which were formed for the issuance of trust preferred securities to outside investors, because they do not absorb a majority of the expected losses or residual returns of the trusts. These Trusts were previously consolidated because they were controlled by WesBanco through a majority voting interest. The effect of such deconsolidation was to remove the Trust Preferred Securities from WesBanco's Consolidated Balance Sheet, recognize WesBanco's junior subordinated debt obligations to the special purpose trusts, and record each of WesBanco's equity investments in the common stock of the special purpose trusts as an other asset. The junior subordinated debt obligations and equi ty investments were previously eliminated in consolidation.
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
The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2004:

	Trust		Junior	Stated	Optional
	Preferred	Common	Subordinated	Maturity	Redemption
(Unaudited, in thousands)	Securities	Securities	Debt	Date	Date
WesBanco, Inc. Capital Trust II (1)	$ 13,000	$ 410	$ 13,410	6/30/2033	6/30/2008(5)

WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008(5)

WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009(5)

WesBanco Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009(5)
Total trust preferred securities	$ 70,000	$ 2,174	$ 72,174

(1) Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.
(2) Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.
(3) Fixed rate of 3.96% through September 17, 2004 and three-month LIBOR plus 2.65% thereafter, currently 4.54%.
(4) Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.
(5) Redeemable at par at anytime after the noted date.

The interest expense incurred on these trust preferred securities and junior subordinated debt for the three and nine months ended September 30, 2004 was $1.0 million and $1.9 million, respectively, compared to $0.4 million and $1.0 million for the corresponding periods in 2003.

Note 7: Pension Plan
The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components in accordance with SFAS No. 132 (revised 2003), "Employers’ Disclosures about Pensions and Other Postretirement Benefits":

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2004	2003	2004	2003
Service cost – benefits earned during year	$ 515	$ 363	$ 1,545	$ 1,089
Interest cost on projected benefit obligation	652	599	1,956	1,797
Expected return on plan assets	(729)	(590)	(2,187)	(1,770)
Net amortization and recognized loss	175	184	525	552
Net periodic pension cost	$ 613	$ 556	$ 1,839	$ 1,668

Cash Flows
The following table sets forth information about the expected cash flows for the pension plan: (Unaudited, in thousands)
Employer Contributions	Amount
2004	$ 1,979

The minimum tax-deductible contribution is $2.0 million for 2004 and the maximum tax-deductible contribution is $5.2 million. It has not been determined by WesBanco if any amount above the minimum required contribution will be paid for 2004.

Note 8: Commitments and Contingent Liabilities
WesBanco enters into various commitments to extend credit in the normal course of business, which are accounted for in accordance with generally accepted accounting principles. Those instruments include revolving lines of credit to businesses and consumers as well as letters of credit that involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Since many of those commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. WesBanco adheres to the same credit policies in making such commitments as it does for on-balance sheet instruments, which includes requiring collateral or other security to support financial instruments with off-balance sheet credi t risk. WesBanco's exposure to credit losses on such commitments is limited to the contractual amount of those instruments. Probable losses on such commitments are recorded in other liabilities.
Commitments for lines of credit were $481.6 million at September 30, 2004 compared to $325.7 million at December 31, 2003. This increase is primarily due to growth in operating lines of credit to businesses and commercial real estate construction loans. Commitments for letters of credit were $38.1 million at September 30, 2004 and $31.6 million at December 31, 2003. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $7.6 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $46 thousand and is included in other liabilities o n the Consolidated Balance Sheet as of September 30, 2004.

Note 9 - Agreement to Merge
On August 25, 2004, WesBanco announced the execution of a definitive Agreement and Plan of Merger providing for the merger of Winton Financial Corporation ("Winton"), Cincinnati, Ohio, and Winton’s affiliate, The Winton Savings & Loan Co. ("Winton Savings") with and into WesBanco and its principal banking subsidiary, WesBanco Bank, Inc. Under the terms of the Merger Agreement, WesBanco will exchange a combination of its common stock and cash for Winton common stock. Winton will receive $20.75 per share in cash or 0.755 shares of WesBanco common stock, subject to the requirement that 60% of Winton’s shares outstanding will be paid in stock and 40% in cash, via a proration formula as provided by the Merger Agreement. Common stock received by Winton shareholders is anticipated to qualify as a tax-free exchange. As of June 30, 2004, Winton had total assets of $553.7 million, deposits of $367.3 million and shareholders’ equity of $45.9 million and currently operates through 7 branches, 2 loan production offices and 7 ATM’s in the Cincinnati, Ohio area. The transaction is anticipated to be completed in January of 2005, subject to certain regulatory approvals and Winton shareholder approval. Winton’s shareholder meeting is scheduled for December 3, 2004.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS: Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003, as well as the Form 10-Q for the prior quarter ended June 30, 2004, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under the section "Risk Factors". Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory or tax actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, the ability of the company to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES: WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2004 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2003 under the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Overview
WesBanco is a multi-state bank holding company presently operating through 80 banking offices, one loan production office and 122 ATM machines in West Virginia, Central, Western and Eastern Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Economic factors such as market interest rates, local and regional economic conditions and the competitive environment influence WesBanco’s business volumes.
During the third quarter of 2004, WesBanco had several events that impacted its current results as well as laid the foundation for future growth. On August 31, 2004, WesBanco completed the acquisition of Western Ohio, which operates through seven branches and 15 ATM’s in the Dayton-Springfield, Ohio metropolitan area. The aggregate purchase price for the acquisition was approximately $68.0 million through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. The acquisition of Western Ohio added approximately $412 million in total assets, $334 million in loans, $255 million in deposits, and $111 million in borrowings to WesBanco’s balance sheet. On August 25, 2004 WesBanco announced the execution of a definitive Agreement and Plan of Merger with Winton Fi nancial Corporation ("Winton"). As of June 30, 2004 Winton had assets of approximately $553.7 million, $505.0 million in loans, $367.3 million in deposits and $45.9 million in shareholders’ equity, and operates through seven banking locations and two loan production offices in the greater Cincinnati, Ohio area. WesBanco anticipates the closing of this merger to be in January of 2005, subject to regulatory and shareholder approval.
WesBanco’s net interest income grew in the third quarter and for the nine months ended September 30, 2004. Net interest income growth was primarily due to organic growth in commercial and commercial real estate loans, which was partially offset by a decline in the net interest margin.
Total average loans increased mainly as a result of continued growth in commercial lending coupled with the Western Ohio acquisition. WesBanco has experienced growth mainly in commercial and commercial real estate loans as a result of a greater focus on new business development in all markets with a concentrated effort in the newer markets of southwestern Pennsylvania and central Ohio, as these areas have shown potential higher levels of growth. WesBanco expects growth opportunities to continue in commercial lending as WesBanco’s footprint continues to grow in the central and western Ohio markets, and to a lesser extent, increased mortgage lending due to new marketing campaigns and increased consumer loan volume due to additional indirect automobile lending volume.
Total average investment securities decreased slightly while cash flows from the portfolio due to calls, maturities and prepayments for 2004 have slowed considerably over the levels experienced in 2003. With the increase in loan demand, a portion of the cash flows have shifted out of the investment portfolio into higher yielding loans.
Total average deposits increased over year-end levels primarily due to the Western Ohio acquisition. In 2004, more emphasis has been placed on lower interest cost transaction accounts, with a new campaign to market WesBanco’s free checking products and certain competitive special certificates of deposit offerings.
Asset quality, which began to improve throughout 2003, continues to show strong improvement in 2004. Since year-end 2003, WesBanco experienced lower levels of non-performing assets, a reduced level of charge-offs due to increased collection efforts and recoveries, and improved collateral values on repossessed automobiles, as well as a decrease in loans past due 90 days or more and delinquencies less than 90 days past due.

Earnings Summary
WesBanco’s earnings per share for the third quarter ended September 30, 2004 increased 2.0% to $0.50 compared to $0.49 for 2003. Net income for the quarter ended September 30, 2004 increased 2.4% to $10.0 million compared to $9.8 million for 2003. Earnings per share and net income also increased on a sequential basis from the second quarter’s $0.48 per share and $9.4 million. WesBanco’s earnings per share for the nine months ended September 30, 2004 increased 12.2% to $1.47 compared to $1.31 for 2003. Net income for the nine months ended September 30, 2004 also increased 10.3% to $29.2 million compared to $26.4 million for 2003.
Annualized return on average assets for the third quarter and nine months ended September 30, 2004 was 1.10% and 1.12%, respectively, compared to 1.15% and 1.06% for the corresponding periods in 2003. Annualized return on average equity for the third quarter and nine months ended September 30, 2004 was 11.88% and 11.97%, respectively, compared to 12.42% and 11.07% for the corresponding periods in 2003.
The third quarter and nine months ended September 30, 2004 include the results of operations of Western Ohio Financial Corporation ("Western Ohio") and its banking subsidiary, Cornerstone Bank from the closing date of the acquisition on August 31, 2004.

Net Interest Income
Net interest income, which is WesBanco’s largest revenue source, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short and long term borrowings). Net interest income comprised 75.4% of total revenues for the nine months ended September 30, 2004. Net interest income is affected by the general level of interest rates, changes in interest rates, and changes in the amount and composition of interest earning assets and interest bearing liabilities.
Net interest income increased $0.2 million or 0.6% compared to third quarter of 2003, due to a $259.7 million increase in average earning assets, which was mainly attributable to the Western Ohio acquisition. Net interest income increased $3.9 million or 5.2% compared to the nine months ended September 30, 2003 due to a $146.4 million increase in average earning assets for the same period in 2004. The net interest margin was 3.52% for the third quarter of 2004 and 3.63% for the nine months ended September 30, 2004 compared to 3.79% and 3.63% for the corresponding periods in 2003. Future margin compression may be experienced due to the acquired assets of Western Ohio, which had a net interest margin approximating 2.90% after purchase accounting adjustments, as well as from WesBanco lengthening its borrowings in a nticipation of rising interest rates, special certificates of deposit programs and a reduction in certain short-term borrowings. The current rising rate environment is placing pressure on deposit rates while earning asset yields are still declining.
Interest income increased $0.9 million or 2.2% for the third quarter of 2004 and decreased $1.7 million or 1.4% nine months ended September 30, 2004 compared to the same periods in 2003. As shown in Tables 1 and 2, the yield on average earning assets for the third quarter and the nine months ended September 30, 2004 decreased by 32 basis points to 5.37% and 34 basis points to 5.41% compared to the same periods in 2003, primarily due to lower rates realized on new and re-priceable earning assets. Partially offsetting the decrease in yields was the volume of average earning assets increasing $259.7 million or 8.4% for the third quarter of 2004 and $146.4 million or 4.8% on a year to date basis, compared to the same periods in 2003. The increase for the quarter was primarily due to the Western Ohio acquisition and to a lesser extent, growth in commercial loans. Total average loans as a percentage of total average earning assets increased to 65.5% and 63.6% for the third quarter and nine months ended September 30, 2004 compared to 59.6% and 59.8% for the same periods in 2003. Despite recent Federal Reserve rate increases the variable portion of the loan portfolio may not reprice immediately due to certain variable rate loans having initial fixed rate terms or interest rate adjustments that may not take immediate effect. The investment portfolio yield also expanded in the third quarter of 2004 to 4.81% compared to 4.66% for 2003, while on a year to date basis the yield decreased to 4.81% compared to 4.99% for 2003. The investment portfolio has experienced a sharp decrease in the amount of cash flows from prepayment, maturity and calls compared to the third quarter and nine months ended September 30, 2003, reducing the need to reinvest at lower rates and resulting also in reduced premium amortization.
Interest expense increased $0.8 million or 5.1% for the third quarter of 2004 and decreased $5.7 million or 11.7% for the nine months ended September 30, 2004, compared to the corresponding periods in 2003. As shown in Tables 1 and 2, the average rate paid on interest bearing liabilities decreased to 2.12% and 2.04% for the third quarter and nine months ended September 30, 2004 compared to 2.16% and 2.41% for the same periods in 2003. Offsetting the decrease in the interest bearing liabilities rate were increases of $197.9 million or 7.3% and $105.1 million or 3.9% in the average volume of interest bearing liabilities for the third quarter and nine months ended September 30, 2004, compared to 2003. The third quarter of 2004 was impacted by the additional interest bearing liabilities obtained in the Western Ohio acquisition.

TABLE 1: Average Balance Sheet and Net Interest Analysis
	For the Three months ended September 30,				For the Nine months ended September 30,
	2004		2003		2004		2003
(dollars in thousands)	Average	Average	Average	Average	Average	Average	Average	Average
	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate
ASSETS
Due from banks-interest bearing	$ 2,760	1.15%	$ 1,949	-1.22%	$ 2,690	0.95%	$ 1,352	0.59%
Loans, net of unearned income (1)	2,200,181	5.64%	1,847,602	6.39%	2,037,278	5.77%	1,827,923	6.33%
Securities: (2)
Taxable	773,502	3.68%	861,455	3.54%	779,799	3.69%	827,926	3.93%
Tax-exempt (3)	381,672	7.09%	379,632	7.26%	376,382	7.12%	371,890	7.33%
Total securities	1,155,174	4.81%	1,241,087	4.66%	1,156,181	4.81%	1,199,816	4.99%
Federal funds sold	1,266	1.01%	9,035	0.92%	5,355	0.97%	25,997	1.15%
Total earning assets (3)	3,359,381	5.37%	3,099,673	5.69%	3,201,504	5.41%	3,055,088	5.75%
Other assets	258,981		282,804		269,183		286,713
Total Assets	$ 3,618,362		$ 3,382,477		$ 3,470,687		$ 3,341,801

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 296,209	0.32%	$ 292,266	0.30%	$ 294,005	0.28%	$ 284,249	0.38%
Money market accounts	572,630	1.71%	555,479	1.84%	565,111	1.68%	535,739	2.12%
Savings deposits	354,793	0.31%	357,622	0.33%	354,140	0.32%	359,884	0.60%
Certificates of deposit	972,452	2.84%	951,633	3.06%	943,311	2.82%	965,115	3.34%
Total interest bearing deposits	2,196,084	1.80%	2,157,000	1.92%	2,156,567	1.76%	2,144,987	2.18%
Federal Home Loan Bank borrowings	482,549	3.37%	364,315	3.70%	411,716	3.44%	353,878	4.00%
Other borrowings	175,905	1.36%	177,534	1.28%	177,316	1.30%	169,187	1.39%
Trust preferred securities and junior subordinated debt	72,174	5.42%	30,000	5.77%	46,886	5.49%	19,337	7.02%
Total interest bearing liabilities	2,926,712	2.12%	2,728,849	2.16%	2,792,485	2.04%	2,687,389	2.41%
Non-interest bearing demand deposits	324,542		303,800		320,667		297,521
Other liabilities	31,295		37,097		32,216		37,940
Shareholders' Equity	335,813		312,731		325,319		318,951
Total Liabilities and Shareholders’ Equity	$ 3,618,362		$ 3,382,477		$ 3,470,687		$ 3,341,801

Net Interest spread		3.25%		3.53%		3.37%		3.34%
Taxable equivalent net interest margin (3)		3.52%		3.79%		3.63%		3.63%

(1) Total loans are gross of allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans are not material.
(2) Average yields on securities available for sale have been calculated based on amortized cost, rather than fair market value.
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

TABLE 2. Rate/Volume Analysis of Changes in Interest Income and Interest Expense (1)
	Three months ended September 30,			Nine months ended September 30,
	2004 Compared to 2003			2004 Compared to 2003
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$ (62)	$ 76	$ 14	$ 16	$ 9	$ 25
Loans, net of unearned income	68,811	(67,343)	1,468	16,291	(14,895)	1,396
Taxable securities	(6,969)	6,513	(456)	(1,360)	(1,390)	(2,750)
Tax-exempt securities (2)	939	(1,015)	(76)	551	(776)	(225)
Federal funds sold	(74)	57	(17)	(152)	(34)	(186)
Total interest income change (2)	62,645	(61,712)	933	15,346	(17,086)	(1,740)

Increase (decrease) in interest expense:
Interest bearing demand deposits	3	14	17	65	(258)	(193)
Money market accounts	1,714	(1,830)	(116)	1,029	(2,434)	(1,405)
Savings deposits	(2)	(14)	(16)	(25)	(743)	(768)
Certificates of deposit	3,788	(4,185)	(397)	(532)	(3,650)	(4,182)
Federal Home Loan Bank borrowings	7,978	(7,284)	694	2,844	(2,846)	(2)
Other borrowings	(142)	172	30	162	(204)	(42)
Junior subordinated debt and trust preferred securities	1,309	(761)	548	1,477	(567)	910
Total interest expense change	14,648	(13,888)	760	5,020	(10,702)	(5,682)
Net interest income increase (decrease) (2)	$ 47,997	$ (47,824)	$ 173	$ 10,326	$ (6,384)	$ 3,942

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

Non-interest Income
Non-interest income increased $1.3 million or 15.7% compared to the third quarter of 2003, while on a year-to-date basis WesBanco experienced an increase of $1.6 million or 6.5%. Trust fees increased $0.1 million or 1.8% compared to the third quarter of 2003 and also showed a strong increase of $1.2 million or 14.0% compared to the nine months ended September 30, 2003. The increase was primarily due to increased equity values and a new fee schedule implemented late in the third quarter of 2003. The market value of trust assets under management was approximately $2.6 billion at September 30, 2004, compared to $2.5 billion at September 30, 2003 and $2.6 billion at June 30, 2004.
For the third quarter and nine months ended September 30, 2004 compared to 2003, service charges on deposits increased $0.4 million or 13.4% and $1.0 million or 10.9% due to the continued growth in ATM and debit card transaction income, which increased 45.5% and 41.5% over the same periods in 2003, and to a lesser degree for the third quarter of 2004 the additional depositor base obtained in the Western Ohio acquisition. For the same periods, compared to 2003, bank-owned life insurance decreased $0.1 million or 16.6% and $0.3 million or 13.6% primarily attributable to a decrease in the yields on the underlying variable-return investments, partially offset by an additional $9.3 million in bank-owned life insurance acquired from Western Ohio.
Net securities gains were $1.2 million and $2.0 million for the third quarter and nine months ended September 30, 2004, respectively, compared to $0.2 million and $2.6 million for the same periods in 2003. The increase in security gains during the third quarter of 2004, compared to 2003 was primarily the result of the sale of certain equity securities at a pre-tax gain of approximately $0.8 million.
Net gains on the sale of mortgage loans to the secondary market were $0.1 million and $0.2 million for the third quarter and nine months ended September 30, 2004, respectively, compared to $0.2 million and $0.5 million for the same periods in 2003.

Non-interest Expense

Non-interest expense increased $1.7 million or 8.5% and $3.4 million or 5.5% compared to the third quarter and nine months ended September 30, 2003, with the higher operating expenses attributable to the inclusion of Western Ohio’s expenses since the August 31, 2004 merger particularly affecting the third quarter of 2004. For the third quarter of 2004, compared to 2003, salaries and employee benefits increased $0.7 million or 6.6% due to normal annual salary increases, additional staffing from Western Ohio and increased incentive compensation for the third quarter of 2004, while most other categories of non-interest expense decreased or had marginal increases compared to the third quarter of 2003. For the third quarter of 2004 compared to 2003, other operating expenses increased $0.8 million or 13. 7%. This increase was primarily attributable to marketing costs increasing $0.2 million or 29.7% due to special promotions, higher electronic processing and ATM expenses which increased $0.3 million or 74.5% and $0.2 million in estimated flood damage costs associated with flooding in approximately 10 branches caused by the remnants of Hurricane Ivan in late September. Several branches will be further renovated over the next few months as a result of the damage, which may increase capital expenditures and future depreciation expense. These increases for the third quarter of 2004 were partially offset by lower professional fees and lower miscellaneous taxes. In the third quarter of 2004, WesBanco recorded merger costs and core deposit intangible amortization totaling $0.3 million in conjunction with the Western Ohio acquisition. In its analysis of the Western Ohio transaction, WesBanco expects cost savings to approximate 24% to 28% of Western Ohio’s estimated annualized 2004 pre-tax operating expenses of $9.3 million, with most of the cost savings to be realized in 2005.
On a year to date basis for 2004, compared to 2003, higher salaries and health insurance and pension costs represented $2.1 million of the increase, while various expense line items within other operating expenses showed minor increases. For 2005, it is currently anticipated that pension expense will increase by 10% to 20% over the 2004 estimated amount of $2.5 million. One of the largest increases was ATM costs based on transaction volume, which increased $0.6 million for the nine months ended September 30, 2004, compared to 2003 as WesBanco added additional machines in high volume areas and experienced higher transaction volumes. Marketing expenses also increased $0.4 million or 23.3%, compared to 2003, due to additional costs associated with certain product marketing campaigns. WesBanco also rec orded $0.8 million in losses on equity partnerships and amortization expense relating to low-income housing partnerships for the nine months ended September 30, 2004 compared to $0.4 million for 2003, which was partially offset by the tax benefits that WesBanco received on these investments. The largest decrease was in the miscellaneous tax area, which decreased $0.3 million on a year to date basis compared to 2003, primarily due to lower franchise tax expense.
The efficiency ratio on a GAAP basis, using tax equivalent net interest income, was 56.98% and 57.24% for the third quarter and nine months ended September 30, 2004 compared to 54.45% and 56.98% for the corresponding periods in 2003.

Income Taxes

TABLE 3: Reconciliation of Income Tax Rates	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(12.3%)	(12.5%)	(12.7%)	(14.0%)
State income taxes, net of federal tax effect	0.5%	0.6%	0.8%	0.7%
Bank-owned life insurance	(2.0%)	(2.5%)	(2.1%)	(2.7%)
All other – net	(3.4%)	(1.0%)	(2.3%)	(1.0%)
Effective tax rate	17.8%	19.6%	18.7%	18.0%

    WesBanco’s income tax expense decreased $0.2 million or 9.1% and increased $0.9 million or 15.8% compared to the third quarter and nine months ended September 30, 2003. The increase on a year to date basis was primarily due to an increase in pretax income and to a lesser extent the impact of Western Ohio, which had an effective tax rate of approximating 32% prior to the merger. The effective tax rate decreased to 17.8% for the third quarter of 2004 compared to 19.6% for 2003 and increased to 18.7% for the nine months ended September 30, 2004, compared to 18.0% for 2003, primarily due to the identification of additional tax adjustments included in the 2003 corporate tax returns.

Financial Condition
Total assets of WesBanco were $3.9 billion as of September 30, 2004, an increase of $457.6 million or 13.3% compared to December 31, 2003. Total liabilities of WesBanco were $3.5 billion as of September 30, 2004, an increase of $409.8 million or 13.1% compared to

December 31, 2003. The increase was primarily due to the acquisition of Western Ohio on August 31, 2004, which had total assets of approximately $412 million, deposits of $255 million and borrowings of $111 million.

Securities

TABLE 4: Composition of Securities	September 30,	December 31,
(in thousands)	2004	2003
Securities held to maturity (at amortized cost):
U.S. Treasury and Federal Agency securities	$ 19,989	$ 39,574
Obligations of states and political subdivisions (1)	356,744	369,816
Other debt securities	38,308	24,836
Total securities held to maturity	415,041	434,226

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	339,693	387,419
Obligations of states and political subdivisions (1)	40,687	17,944
Mortgage-backed securities	338,117	348,080
Corporate and other securities (2)	11,068	13,440
Total securities available for sale	729,565	766,883
Total securities	$ 1,144,606	$ 1,201,109

(1) At September 30, 2004 and December 31, 2003, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity
(2) Other securities, classified as available for sale, include certain equity interests in business corporations.

Total investment securities, which represent a source of liquidity for WesBanco, decreased $56.5 million or 4.7% at September 30, 2004 compared to December 31, 2003. As shown in Table 4, available for sale securities, at fair value, representing 63.7% of total securities decreased $37.3 million or 4.8% and held to maturity securities, representing the remaining 36.3% of total securities decreased $19.2 million or 4.4% at September 30, 2004 compared to December 31, 2003. At September 30, 2004, the average yield of the available for sale portfolio was 3.92% with a weighted average life of 3.1 years, compared to 3.90% and 3.3 years at December 31, 2003. At September 30, 2004, the average yield of the held to maturity portfolio was 6.60% with a weighted average life of 4.9 years, compared to 6.52% and 4.9 years at D ecember 31, 2003. At September 30, 2004, WesBanco had $342.1 million in investment securities in an unrealized loss position for less than 12 months and $89.5 million in investment securities in an unrealized loss position for more than 12 months. These securities in an unrealized loss position may not be available to meet WesBanco’s short-term liquidity needs if management indicates its ability and intent to hold such loss position securities for a period of time sufficient for recovery of cost. Proposed guidance under EITF 03-1 should clarify the circumstances under which securities with unrealized losses may be available for contingent funding sources.
Cash flows from the portfolio due to calls, maturities and prepayments for the three and nine month periods ended September 30, 2004 decreased to $63.1 million and $220.1 million, respectively, compared to $141.5 million and $491.6 million for the corresponding periods in 2003. This decrease was primarily due to lower levels of calls as evidenced by $110.1 million of agency, mortgage-backed and collateralized mortgage obligations being called through September 30, 2004 compared to $262.2 million for 2003. The reinvestment of these cash flows into lower yielding securities contributed to a decrease in the portfolio’s yield for the nine months ended September 30, 2004 to 4.81%, compared to 4.94% for the year ended December 31, 2003.
At September 30, 2004, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.65% and 1.74%, respectively, compared to 0.88% and 1.68% at December 31, 2003, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the three and nine month periods ended September 30, 2004 was $1.2 million and $4.4 million, down sharply from the $2.2 million and $5.5 million experienced in the corresponding periods of 2003. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the investment portfolio, is subject to increased amortization in times of accelerated prepayments.
The discount accretion on the investment portfolio recorded into income was $0.5 million for the third quarter of 2004 compared to $0.4 million for 2003 and $1.3 million for nine month periods ended September 30, 2004 and 2003. The discount primarily relates to obligations of states and political subdivisions, which have longer average maturities, comprising 91.7% of the total discount.
Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected a $67 thousand market loss as of September 30, 2004, compared to a $1.0 million market gain as of December 31, 2003. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized. During the third quarter and nine months end ed September 30, 2004, proceeds from the sale of available for sale securities were $63.7 million and $130.5 million, compared to $40.8 million and $136.9 million for the same periods in 2003. The increase in sales during the third quarter of 2004 was due to the selling of a portion of the $50.0 million in securities that were acquired from Western Ohio, in order to re-align certain securities with the investment strategies of WesBanco. In the third quarter of 2004, WesBanco sold certain equity securities resulting in an after tax gain of $0.5 million. On a year to date basis for 2004, gross security gains of $2.1 million and gross security losses of $46 thousand were realized, compared to $2.6 million and $0.2 million, respectively, for the same period in 2003.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2004:

TABLE 5: Unrealized losses on investment securities
	September 30, 2004
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

U.S. Treasury and Federal Agency securities	$ 162,239	$ (993)	34	$ 30,894	$ (654)	7	$ 193,133	$ (1,647)	41
Obligations of states and political subdivisions	11,738	(78)	21	19,082	(512)	54	30,820	(590)	75
Mortgage-backed & other debt securities	166,908	(1,711)	54	39,567	(996)	10	206,475	(2,707)	64
Equity Securities	1,172	(12)	2	-	-	-	1,172	(12)	2
Total temporarily impaired securities	$ 342,057	$ (2,794)	111	$ 89,543	$ (2,162)	71	$ 431,600	$ (4,956)	182

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. WesBanco performs a thorough review of its entire investment portfolio on a quarterly basis in order to identify investment securities that may have indications of possible impairment. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer (i.e., credit downgrades), the receipt of principal and interest according to the contractual terms and the intent and ability of WesBanco to retain its investment in the issuer for a period of time sufficient to allow for any anti cipated recovery in fair value.
WesBanco has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the company will receive full value for the securities. Furthermore, as of September 30, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investment decline.
WesBanco believes that the unrealized securities losses are all considered temporary impairment losses due to $397.0 million of the fair value of the securities presented having fixed interest rates which causes their fair value to fluctuate in response to prevailing market interest rates. WesBanco does not believe any of the securities are impaired due to reasons of credit quality as none of the securities presented in Table 5 represent securities that have had credit downgrades and all securities are paying principal and interest according to the contractual terms. The single largest loss on any one security in the "Less than 12 months" category is $0.3 million and $0.1 million in the "12 months or more" category. Accordingly, as of September 30, 2004, management believes the unrealized losses detailed in Tabl e 5 above are temporary and no impairment loss has been realized in the Consolidated Statements of Income.

Loans and Credit Risk

TABLE 6: Composition of Loans	September 30,	Percent of	December 31,	Percent of
(dollars in thousands)	2004	Total	2003	Total
Commercial	$ 380,893	15.8%	$ 369,786	19.1%
Commercial real estate	858,315	35.5%	623,243	32.2%
Residential real estate	767,520	31.7%	577,362	29.9%
Home equity	147,282	6.1%	111,981	5.8%
Consumer	261,546	10.8%	249,425	12.9%
Total portfolio loans	2,415,556	99.9%	1,931,797	99.9%
Loans held for sale	2,752	0.1%	1,741	0.1%
Total Loans	$ 2,418,308	100.0%	$ 1,933,538	100.0%

Total loans at September 30, 2004 increased $484.8 million or 25.1% compared to December 31, 2003. This increase was primarily driven by continued organic growth of approximately $155 million as well as the acquisition of Western Ohio, which added approximately $330 million to loans at the time of the merger.
Commercial and commercial real estate loans increased $11.1 million and $235.1 million, respectively. Organic growth in these categories was the result of continued success in originating new commercial and commercial real estate loans, primarily in the Columbus, Ohio and Western Pennsylvania markets as well as a concerted business development effort in all markets. The Western Ohio acquisition added approximately $26 million and $108 million to commercial and commercial real estate loans, respectively.
Residential real estate loans increased $190.2 million with approximately $168 million of this increase attributable to the Western Ohio merger. The remainder of the increase is primarily the result of the purchase, in the second quarter of 2004, of approximately $17.3 million of loans originated by another financial institution, as organic growth in residential real estate remained relatively flat.
Home equity loans, which increased $35.3 million, were somewhat bolstered by new marketing campaigns. Organic growth represented $9.3 million of this increase and the Western Ohio merger added approximately $26 million.
Consumer loans increased $12.1 million as a result of additional indirect automobile lending through existing automobile dealer relationships. The Western Ohio merger added approximately $2 million to consumer loans.
In order to attract potential home borrowers, WesBanco offers rate lock commitments to such potential borrowers. The commitments are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans (approximately 16% of such commitments on a year-to-date basis have expired prior to funding). For all rate lock commitments issued in connection with potential loans intended for sale, which currently consist of all originated twenty and thirty year fixed rate residential home mortgage loan products, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is exe cuted between the mortgagor and WesBanco, and in turn a forward sales contract is executed between WesBanco and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the Consolidated Statements of Income. Should the loan close before the end of a quarterly period but prior to funding by the investor (which typically occurs ten days after the loan is closed), it is accounted for as "Loans Held for Sale" on WesBanco’s Consolidated Balance Sheet at the lower of cost or market, and at the end of the third quarter, it was $2.8 million. Approximately 17%, or $21.3 million, of single family residential mortgage loans originated on a year-to-date basis have been sold to the secondary market. At September 30, 2004 the fair value adjustment of the forward sa les commitments to the investor included in the gain on sale of mortgage loans was $0.1 million while the loss on the fair value of the interest rate lock commitments to customers was $0.1 million.

TABLE 7: Non-Performing Assets, Other Impaired Loans and Loans Past Due 90 Days or More

	September 30,	December 31,
(dollars in thousands)	2004	2003
Non-accrual loans	$ 7,685	$ 8,262
Renegotiated loans	-	653
Total non-performing loans	7,685	8,915
Other real estate owned and repossessed assets	1,986	2,907
Total non-performing assets	9,671	11,822
Other impaired loans	7,438	6,031
Total non-performing assets and other impaired loans	$ 17,109	$ 17,853

Loans past due 90 days or more	$ 6,262	$ 7,795

Non-performing loans as a percentage of total loans	0.32%	0.46%
Non-performing assets as a percentage of total assets	0.25%	0.34%
Non-performing assets as a percentage of total loans, other real estate owned
and repossessed assets	0.40%	0.61%
Non-performing loans and loans 90 days or more past due as a
percentage of total loans	0.58%	0.86%

TABLE 8: Impaired Loans and the Related Allowance for Loan Losses
	September 30,	December 31,
(dollars in thousands)	2004	2003
Balance of impaired loans with no allocated allowance for loan losses	$ 6,685	$ 6,956
Balance of impaired loans with an allocated allowance for loan losses	8,438	7,990
Total impaired loans	$ 15,123	$ 14,946

Allowance for loan losses allocated to impaired loans	$ 3,655	$ 2,561

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
Non-performing loans decreased $1.2 million or 13.8% from year-end, primarily due to the sale of a single non-performing loan, and the reclassification of loans previously categorized as renegotiated due to the borrowers’ sustained repayment in accordance with the modified terms. Other real estate owned and repossessed assets decreased $0.9 million or 31.7% between December 31, 2003 and September 30, 2004, for an overall decrease of $2.2 million or 18.2% in total non-performing assets. Loans past due 90 days or more and still accruing interest also decreased $1.5 million or 19.7% between December 31, 2003 and September 30, 2004. The positive trends in all of the underperforming asset categories is the result of the concerted efforts to improve the quality of the loan portfolio, increased collection efforts for all types of loans when they become 30 days past due and the improving regional economic conditions.
Despite improvement in the foregoing categories, other impaired loans increased $1.4 million or 23.3% between December 31, 2003 and September 30, 2004, primarily due to the addition of one loan in the manufacturing sector that was deemed to be impaired during the third quarter. Together with the decrease in non-performing loans, total impaired loans were relatively unchanged.
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

TABLE 9: Allowance for Loan Losses	September 30,	September 30,
(dollars in thousands)	2004	2003
Balance, at beginning of period	$ 26,235	$ 25,080
Allowance for loan losses of acquired bank	2,071	-

Charge-offs:
Commercial	(775)	(2,137)
Commercial real estate	(610)	(208)
Residential real estate	(92)	(237)
Home equity	(75)	(23)
Consumer	(3,647)	(3,630)
Total charge-offs	(5,199)	(6,235)

Recoveries:
Commercial	289	85
Commercial real estate	6	8
Residential real estate	22	23
Home equity	-	17
Consumer	804	300
Total recoveries	1,121	433
Net loan charge-offs	(4,078)	(5,802)

Provision for loan losses	5,466	6,958
Balance, at end of period	$ 29,694	$ 26,236

Annualized net loan charge-offs to average loans outstanding	0.27%	0.42%
Allowance for loan losses to total loans	1.23%	1.39%
Allowance for loan losses to total non-performing loans	3.86x	1.76x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	2.13x	1.12x

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
Larger commercial and commercial real estate loans that exhibit observed credit weaknesses and are deemed to be impaired pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" are subject to individual review. Where appropriate, reserves are established for these loans based on the present value of expected future cash flows available to pay the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for the remainder of the commercial and commercial real estate loans based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, resid ential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management's judgement, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco's independent loan review function.
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
Historical net charge-off rates are a significant factor used in evaluating the adequacy of the allowance for loan losses and represent the largest portion of the general allocation component of the allowance. Net charge offs for the nine months ended September 30, 2004 decreased $1.7 million or 29.7% compared to September 30, 2003. Net loan charge-offs as a percentage of average total loans on an annualized basis for the nine months ended September 30, 2004, were 0.27% compared to 0.42% for the nine months ended September 30, 2003. This decrease is primarily due to a reduction in commercial loan losses as consumer loan losses remain at historically high levels despite increased recoveries in that category of loans.
The SFAS No. 114 allocation for impaired loans is also an important factor in evaluating the adequacy of the allowance for loan losses. The SFAS No. 114 component of the allowance increased $1.1 million primarily due to an allocation for a loan in the manufacturing sector that was placed on non-accrual during the third quarter of 2004.
Economic conditions have the greatest impact when adjusting historical loss rates to reflect current conditions. While the overall economy has showed signs of improvement, the economy of the Upper Ohio Valley continues to be adversely impacted by the difficulties facing the steel industry and other metal producing industries. Two of the ten largest integrated steel companies and one of the largest aluminum producers in the United States are headquartered in the Upper Ohio Valley. All three of these companies operated under Chapter 11 of the Bankruptcy Act for all or some part of 2003 and 2004. As of September 30, 2004, WesBanco had no material direct credit exposure to these companies. However, WesBanco extends credit to consumers employed in these industries and to businesses that provide products or services t o these industries. In addition, a number of other businesses not directly associated with metal-producing industries could be adversely impacted by a significant loss of employment if those companies were to discontinue their operations. Approximately 36% of WesBanco’s loan portfolio is to borrowers located in the Upper Ohio Valley.
Other economic factors also influence the allowance for certain types of loans. Commercial and commercial real estate loans are currently impacted by weakness in the lodging, healthcare, transportation, manufacturing and construction sectors. Commercial real estate is also impacted by lower occupancy rates for office buildings and retail space in certain markets. Consumer loans are impacted by disruptions in employment, personal bankruptcies and defaults by consumers that had otherwise satisfactory credit characteristics at the time of default.
The allowance for loan losses was $29.7 million or 1.23% of total loans at September 30, 2004 compared to $26.2 million or 1.36% of total loans at December 31, 2003. The allowance for loan losses increased at September 30, 2004 primarily due to the acquired allowance of Western Ohio of approximately $2.1 million at the time of the merger. The remainder of the increase at September 30, 2004 is attributable to an increase in estimated losses as a result of organic growth in commercial and commercial real estate loans during the period.
The allowance as a percentage of total loans decreased as a result of lower overall net charge-off rates, and a change in the composition of the loan portfolio caused by the Western Ohio merger, which was more heavily weighted to residential real estate loans. Since residential real estate loans have the lowest historical loss rate of any category of loans, the lower allowance to total loans is consistent with the change in the composition of loans after the merger, as well as other observable factors previously discussed. Residential real estate loans represented 51% of Western Ohio's loan portfolio compared to 29% for WesBanco prior to the acquisition.
The provision for loan losses decreased $0.3 million or 13.2% and $1.5 million or 21.4% compared to the third quarter and nine months ended September 30, 2003. The lower provision reflects positive trends in most of the factors used to estimate probable losses and determine the appropriate allowance for loan losses. Additional losses due to the financial difficulty of three major employers in the Upper Ohio Valley, discussed above, are not estimable or probable and therefore do not support a higher provision for loan losses at this time.

TABLE 10: Allocation of the Allowance for Loan Losses
	September 30,	Percent of	December 31,	Percent of
(dollars in thousands)	2004	Total	2003	Total
Commercial	$ 11,194	37.7%	$ 9,852	37.6%
Commercial real estate	12,068	40.7%	10,660	40.6%
Residential real estate	925	3.1%	749	2.9%
Home equity	366	1.2%	223	0.8%
Consumer	5,141	17.3%	4,751	18.1%
Total allowance for loan losses	$ 29,694	100.0%	$ 26,235	100.0%

The changes in the amounts allocated to all categories of loans between December 31, 2003 and September 30, 2004 primarily reflects the combined impact of changes in historical loss rates and the respective changes in the loan balances. The commercial and commercial real estate allocations were impacted to the greatest degree by higher growth in those categories of loans relative to the other categories of loans. The consumer loan allocation was also impacted by higher historical net charge-offs as a percentage of that category of loans. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio.
Management believes the allowance of $29.7 million is appropriate to absorb probable credit losses associated with the loan portfolio at September 30, 2004. However, probable losses associated with the economic conditions described above is difficult to accurately measure and future adjustments to the allowance and the provision for loan losses may be required to the extent such losses become more probable than is currently estimable.

Deposits
Deposits, which represent WesBanco’s primary source of funds increased $220.1 million or 8.9% at September 30, 2004 compared to December 31, 2003, with approximately $255 million in deposits acquired from Western Ohio. At September 30, 2004, as compared to December 31, 2003, all deposit classes increased due to the Western Ohio merger, with the largest increases being realized in certificates of deposits and money market accounts, which increased $141.5 million or 15.2% and $53.2 million or 9.4%, respectively.
Average deposit balances for the nine months ended September 30, 2004 increased by $34.7 million or 1.4% compared to the same period in 2003. Average non-interest bearing demand deposits increased $23.1 million or 7.8% compared to September 30, 2003 as

WesBanco continues to place marketing emphasis on transaction-based accounts, which typically also provide ancillary activity fee income and are a lower-cost funding source. Average interest bearing demand deposits and money market accounts on a combined basis for the nine months ended September 30, 2004 increased $39.1 million or 4.8%, while average certificates of deposit and savings accounts decreased $21.8 million or 2.3% and $5.7 million or 1.6%, respectively, compared to 2003.
The average rate paid on interest bearing deposits for the third quarter 2004 decreased to 2.12% compared to 2.16% for 2003. On a year to date basis the average rate decreased to 2.04% from 2.41% for 2003 primarily due to the effect of WesBanco reducing interest rates on deposit products throughout 2003. Certificates of deposit, which represent the most expensive deposit funding source for WesBanco, comprise 39.7% of total interest bearing deposits yet account for 70.0% of the total interest expense paid on deposits for the nine months ended September 30, 2004. The average rate paid on certificates of deposit for third quarter of 2004 decreased by 22 basis points to 2.84% compared to 3.06% for 2003, while on a year to date basis the average rate decreased 52 basis points to 2.82% compared to 3.34% for the same p eriod in 2003. The decrease in average rates resulted primarily from the maturity of higher cost certificates of deposits, and replacement with lower cost certificates of deposit with varying maturities.
For the remainder of 2004, WesBanco will continue its focus on lower cost transaction based accounts, as well as offering special promotions on certain certificates of deposit maturities based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

Borrowings
Federal Home Loan Bank ("FHLB") borrowings increased $202.6 million or 56.1% between December 31, 2003 and September 30, 2004. At September 30, 2004, WesBanco had $563.9 million outstanding in FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted average interest rate of 3.23% compared to 3.58% at December 31, 2003. The increase was due to an additional $101.6 million in net new borrowings throughout 2004 as well as the addition of $111.1 million in borrowings from the FHLB of Cincinnati assumed in the Western Ohio acquisition. In the third quarter of 2004, WesBanco obtained a new $25.0 million mid-term fixed rate FHLB of Pittsburgh borrowing, with a weighted average rate of 2.58%, which added to the $76.6 million in new FHLB of Pittsburgh borrowings from the first half of 2004, which carry a weighted average fixed rate of 3.29%. WesBanco increased its FHLB borrowings primarily to lengthen the maturities of its borrowings in a rising rate environment and as an additional funding source for loan growth along with the net paydowns in investment securities. The average rate paid on all FHLB borrowings for the third quarter and nine months ended September 30, 2004 decreased to 3.37% and 3.44%, respectively compared to 3.70% and 4.00% for the same periods in 2003. FHLB borrowings have maturities ranging from the years 2004 to 2021.
FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. The FHLB of Pittsburgh stock, which is recorded at cost of $27.0 million, is also pledged as collateral for these advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at September 30, 2004 was $872.7 million.
WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. WesBanco periodically analyzes overall maturities of certain FHLB borrowings and may restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty.
The following table summarizes the FHLB maturities at September 30, 2004 based on contractual dates: (dollars in thousands)

TABLE 11: FHLB Maturities:	Scheduled	Weighted
Year	Maturity	Average Rate
2004	$ 37,261	2.00%
2005	100,123	2.62%
2006	98,672	2.76%
2007	147,765	3.22%
2008	51,620	3.06%
2009 and thereafter	128,419	4.48%
Total	$ 563,860	3.23%

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $563.9 million outstanding at September 30, 2004, $100.0 million in FHLB of Pittsburgh convertible select fixed rate advances and $52.0 million in FHLB of Cincinnati convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer.
Other borrowings, shown in Table 12, decreased $55.6 million or 25.5% at September 30, 2004 compared to December 31, 2003 due to reductions in customer repurchase agreements, federal funds purchased and other borrowings, which was due to an intentional lengthening of overall borrowed funds in a rising rate environment.

TABLE 12: Other Borrowed Funds:	September 30,	December 31,
(in thousands)	2004	2003
Federal funds purchased	$ -	$ 10,000
Securities sold under agreements to repurchase	157,748	169,937
Treasury tax and loan notes and other	4,444	37,817
Revolving line of credit, parent company	-	-
Total	$ 162,192	$ 217,754

In June of 2004, WesBanco created two wholly-owned trust subsidiaries, WesBanco Capital Trusts IV and V, which issued $41.2 million of junior subordinated debt to WesBanco at the parent company level, at an initial weighted average rate of 5.44%. WesBanco used approximately $28.6 million of the junior subordinated debt issuance to fund the Western Ohio acquisition with the remaining amount available to fund a portion of the pending Winton acquisition. In June 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share plus accrued and unpaid interest. Also , in June of 2003, WesBanco created two new trusts, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which issued $30.9 million of junior subordinated debt to WesBanco. Please refer to Note 6, "Junior Subordinated Debt and Trust Preferred Securities" for additional information.

Capital Resources
Shareholders' equity was $366.3 million at September 30, 2004 compared to $318.4 million at December 31, 2003. Book value was $17.59 per share at September 30, 2004 and $16.13 at December 31, 2003.
As of December 31, 2004, based on current interest rates and the projected market value of pension assets and the estimated accrued benefit obligation, it is anticipated the company may be required to record an additional minimum pension liability through other comprehensive income of approximately $6.0 million. Should interest rates or the market value of assets increase prior to year-end this liability may be decreased or eliminated.

TABLE 13: Capital Adequacy Ratio
	Minimum (1)	Well	September 30, 2004		December 31, 2003
(dollars in thousands)	Value	Capitalized (2)	Amount	Ratio	Amount	Ratio

WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 352,752	9.98%	$ 292,487	8.76%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	352,752	13.61%	292,487	13.31%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	382,446	14.76%	318,723	14.50%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 318,614	9.05%	$ 273,729	8.23%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	318,614	12.37%	273,729	12.51%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	348,306	13.53%	299,960	13.71%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

WesBanco is subject to various regulatory capital requirements (risk-based capital ratios) administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on WesBanco’s financial results.
All bank holding companies and banking subsidiaries are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders' equity, excluding unrealized gains and losses on securities available for sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and its banking subsidiary were categorized as "well-capitalized" under the Federal Deposit Ins urance Corporation Improvement Act at September 30, 2004 and December 31, 2003. There are no conditions or events since September 30, 2004 that management believes have changed WesBanco's "well-capitalized" category.
In the ordinary course of business, WesBanco is dependent upon dividends from WesBanco Bank, Inc. to provide funds for the payment of dividends to shareholders, fund the current stock repurchase plan and to provide for other cash requirements. Federal and State banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of WesBanco Bank, Inc. to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. At September 30, 2004, WesBanco Bank, Inc. could pay dividends of up to $10.6 million t o WesBanco without prior regulatory approval and without adversely affecting its "well capitalized" status.
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
As of September 30, 2004, assuming WesBanco was not allowed to include in Tier 1 capital the $70.0 million in trust preferred securities issued by WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, WesBanco Capital Trust IV and V, WesBanco’s Tier 1 leverage capital ratio would have approximated 8.00% and would still significantly exceed the regulatory required minimums for capital adequacy purposes. Under the newly proposed Federal Reserve Board rule, it is currently anticipated that all of WesBanco’s trust preferred securities will continue to count as Tier 1 capital. If the WesBanco, Inc. Capital Trust II trust preferred securities are no longer allowed to be included in Tier 1 capital, WesBanco would be permitted to redeem the trust preferred securities without penalty, whi le the WesBanco, Inc. Capital Statutory Trust III would result in an early redemption penalty. Early redemption of WesBanco Capital Trusts IV and V would also result in an early redemption penalty.

Liquidity Risk
Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco’s ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. WesBanco’s Asset/Liability Management Committee ("ALCO") centrally monitors liquidity.
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
Securities are the principal source of liquidity in total assets. Securities totaled $1.1 billion at September 30, 2004, of which $729.6 million were classified as available for sale. At September 30, 2004, WesBanco had approximately $34.1 million in securities scheduled to mature within one year. Due to the continued low interest rate environment, additional cash flows may be anticipated from approximately $258.9 million in callable bonds, which have call dates within the next year. However, should rates continue to rise, then some or all of these bonds may not be called. At September 30, 2004, WesBanco had $342.1 million in investment securities in an unrealized loss position for less than 12 months and $89.5 million in investment securities in an unrealized loss position for more than 12 months. These securities in an unrealized loss position may not be available to meet WesBanco’s short-term liquidity needs if management indicates its ability and intent to hold such loss position securities for a period of time sufficient for recovery of cost. Proposed guidance under EITF 03-1 should clarify the circumstances under which securities with unrealized losses may be available for contingent funding sources. Cash and cash equivalents of $86.5 million at September 30, 2004, also serve as additional sources of liquidity.
Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $2.7 billion at September 30, 2004. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $444.0 million at September 30, 2004, which includes $109.1 million in certificates of deposit with balances of $100,000 or more. In addition to the relatively stable core deposit base, WesBanco’s banking subsidiary maintains a line of credit with the FHLB of Pittsburgh as an additional funding source. Available lines of credit with the FHLB of Pittsburgh at September 30, 2004 approximated $872.7 million. At September 30, 2004, WesBanco had unpledged securities with a book value of $671.8 million that could be used for collateral or sold, excluding blanket liens by the FHLB of Pittsburgh on WesBanco’s mortgage-related assets.
The principal source of parent company liquidity is dividends from WesBanco’s banking subsidiary. There are various legal limitations under Federal and State laws that limit the payment of dividends from WesBanco Bank, Inc., WesBanco’s banking subsidiary, to the parent company. As of September 30, 2004 the parent company may receive without prior regulatory approval a dividend of up to $10.6 million from its banking subsidiary WesBanco Bank, Inc. Additional parent company liquidity is provided by the parent’s security portfolio, available lines of credit with an independent commercial bank and its subsidiary, WesBanco Bank, Inc., totaling $38.5 million at September 30, 2004, with no outstanding balance as of September 30, 2004. In June of 2004, WesBanco also issued $41.2 million in junior subordin ated debt, which gave the parent company added liquidity which may be used for general corporate purposes, which may include, among other things, potential acquisitions, share repurchases, dividend reinvestments and employee benefit plans. WesBanco used $28.6 million of the trust preferred issuance to fund the cash portion of the stock purchase for the August 31, 2004 acquisition of Western Ohio.
Management believes WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk
Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments resulting from fluctuations in interest rates and equity prices. Management considers interest rate risk WesBanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of WesBanco’s net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities or because variable rate assets and liab ilities differ in the timing and/or the percentage of rate changes.
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

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the earnings simulation model. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 14 assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration of the maturity or repricing of specific assets and liabilities. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.

TABLE 14: Net Interest Income Sensitivity
Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base		ALCO
(basis points)	September 30, 2004	December 31, 2003	Guidelines
?	-2.11%	-3.04%	10.0%
?	0.23%	-0.39%	N/A
Flat	-	-	-
-100	-0.81%	-1.59%	N/A
-200	-4.69%	N/A	10.0%

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to 10.0% of net interest income from the base model for a 12-month period. Table 14 shows WesBanco’s interest rate sensitivity at September 30, 2004 and December 31, 2003 assuming both a 200 and 100 basis point interest rate change, compared to a base model. With the current federal funds rate at 1.75% management believes that a down 200 basis point rate change is highly unlikely. The earnings simulation model projects that net interest income for the next 12-month period would increase by ap proximately 0.23% and decrease 2.11% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 0.81% and 4.69% if interest rates were to decline by 100 and 200 basis points, respectively. At September 30, 2004, WesBanco’s decreased exposure to rising interest rates was impacted by assumptions on callable bonds and by an increase in the interest sensitivity of the loan portfolio due to an increased amount of adjustable rate commercial and commercial real estate loans and the amount of adjustable residential real estate loans acquired from Western Ohio, and by the lengthening of certain borrowings.
As a alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a 12-month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a 12-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would increase 0.91% over the next 12-months.
WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at September 30, 2004 emphasized increasing asset sensitivity in anticipation of rising interest rates. Among the strategies evaluated were the utilization of interest rate swap agreements and the evaluation of the level and the possible prepayment of borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At September 30, 2004, the notional value of the interest rate swap agreements was $90.1 million, compared to $98.5 million at December 31, 2003. Related market losses of $1.8 million, net of tax, at September 30, 2004 compared to a market los s of $2.6 million, net of tax, at December 31, 2003, are recorded in other comprehensive income.
Other strategies evaluated by ALCO include managing the level of its fixed rate residential real estate loans, the purchase of residential real estate loan pools, primarily adjustable in nature, shortening maturities in the securities portfolio, emphasizing lower cost transaction-based accounts, growth in long-term certificate of deposit products and maintaining increased liquidity to fund loans while not fully reinvesting investment security proceeds from maturities, calls and repayments.

Item 4. - Controls and Procedures
Evaluation of disclosure controls and procedures. WesBanco’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to WesBanco‘s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the effectiveness of controls. WesBanco’s management, including the CEO and CFO, does not expect that WesBanco’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations incl ude the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
Changes in internal controls. Our CEO and our CFO have evaluated the changes to WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings
On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), previously pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Ba ncorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that they have calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs asserts that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case initially limited the class of plaintiffs to a group of approximately 37 individuals and granted partial summary judgment to significantly reduce the scope and extent of the underlying case. The Court subsequently granted summary judgment in favor of WesBanco on the remaining claims on March 31, 2004, and the plaintiff has appealed the decision to the Fourth Circuit Court of Appeals and the matter is still in the briefing schedule.
On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. WesBanco's banking subsidiary did make a loan to the plaintiff's company which became delinquent and the bank did recover a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortious interference are alleged against WesBanco's banking subsidiary. The case is currently in its discovery phase. The broad and sweeping nature of the allegations makes it difficult to assess the substance of Complaint.
A second suit involving essentially the same issues was filed by another party involved in the ambulance service and this case is styled Ellis v. OVMC, et al., Civil Action NO. 03-C-578(G). This case has been consolidated with the Matesic case at the request of the defendants, including the bank. The bank believes that there is no merit to the allegations of the suit s.
On April 23, 2004, WesBanco Bank, Inc. (the "Bank") was served with a Complaint in a suit styled AUM Hospitality, et al. v. NTK Hotel Group and Wesbanco Bank, Inc., et al., under Civil Action No. 04 CV H04 03681, presently pending in the Common Pleas Court of Franklin County, Ohio. This is a suit by current or former shareholders of a closely held corporation for fraudulent exercise of control over the corporation against a minority shareholder, David Patel, seeking damages against David Patel and others and seeking to set aside a $13,000,000 first mortgage on a Hampton Inn located in Downtown Columbus with another lender, as we ll as the Bank’s $1.3 Million second mortgage. The suit alleges that David Patel engaged in illegal conduct in exercising dominion and control over a corporation and that the mortgage instruments are invalid. The mortgage instruments provided funds for the construction of the Hampton Inn upon property owned by AUM Hospitality. The Bank does have title insurance insuring its mortgage interest and the title insurance company has confirmed coverage for the claim and assumed the defense of the claim. The Bank believes that it has substantial defenses to the claim and that it also has recourse to the title insurance company with respect to coverage provided under the title insurance policy.
WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

Item 2. - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
As of September 30, 2004, WesBanco has an active one million share stock repurchase plan approved by the Board on April 17, 2003. The shares are purchased for general corporate purposes, which may include potential acquisitions, dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.
The following table shows the activity in WesBanco’s stock repurchase plan for the nine months ended September 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance remaining at December 31, 2003				661,117
January 1, 2004 to January 31, 2004	6,700	$ 27.86	6,700	654,417
February 1, 2004 to February 29, 2004	89,174	29.14	89,174	565,243
March 1, 2004 to March 31, 2004	11,000	30.80	11,000	554,243
April 1, 2004 to April 30, 2004	4,300	29.09	4,300	549,943
May 1, 2004 to May 31, 2004	18,000	27.17	18,000	531,943
June 1, 2004 to June 30, 2004	11,700	27.38	11,700	520,243
July 1, 2004 to July 31, 2004	-	-	-	520,243
August 1, 2004 to August 30, 2004	3,600	27.91	3,600	516,643
September 1, 2004 to September 30, 2004	-	-	-	516,643
Total	144,474	$ 28.77	144,474

Current SEC rules limit the Company’s ability to repurchase its shares during any period involving a pending acquisition(s).

Item 3. - Defaults Upon Senior Securities
Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders
None

Item 5. - Other Information
On September 22, 2004 WesBanco, Inc. was informed by the Federal Reserve Bank of Cleveland (the "Federal Reserve") and the West Virginia Division of Banking (collectively the "regulatory agencies") that the informal agreement entered into on July 22, 2003, by WesBanco Bank, Inc., a wholly-owned banking subsidiary of WesBanco, Inc., styled as a Memorandum of Understanding ("MOU") has been terminated by the regulatory agencies, effective September 20, 2004. The effect of the termination of the MOU is to release WesBanco from any and all regulatory requirements imposed under the MOU.

Item 6(a). - Exhibits
2.1
Agreement and Plan of Merger dated August 25, 2004, by and between WesBanco, Inc., WesBanco Bank, Inc., Winton Financial Corporation and Winton Savings and Loan Co. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 27, 2004.

10.1	Revolving Credit Agreement dated July 30, 2004, between WesBanco, Inc, (as borrower) and SunTrust Bank (as lender).

10.2	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). - Reports on Form 8-K
On August 27, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. WesBanco Inc. ("WesBanco") hosted a conference call on August 26, 2004 to discuss the details of the announced merger of Winton Financial Corporation ("Winton") and WesBanco.
On August 27, 2004, WesBanco, Inc. filed a Form 8-K, in accordance with general instruction B.2. of Form 8-K, which included a press release dated August 25, 2004, announcing that WesBanco, Inc. ("WesBanco") and Winton Financial Corporation ("Winton") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Winton, parent company of Winton Savings and Loan Co., Cincinnati, Ohio, with and into WesBanco.
On September 3, 2004, WesBanco, Inc. filed a Form 8-K. On August 31, 2004, WesBanco, Inc. ("WesBanco") issued a press release announcing that it completed the acquisition of Western Ohio Financial Corporation ("Western Ohio") and the merger of Western Ohio's affiliate, Cornerstone Bank, with and into WesBanco’s affiliate, WesBanco Bank, Inc. in accordance with the Agreement and Plan of Merger dated April 1, 2004, as amended by the First Amendment to Agreement and Plan of Merger dated July 13, 2004.
On September 24, 2004, WesBanco, Inc. filed a Form 8-K. On September 22, 2004 WesBanco, Inc. was informed by the Federal Reserve Bank of Cleveland (the "Federal Reserve") and the West Virginia Division of Banking (collectively the "regulatory agencies") that the informal agreement entered into on July 22, 2003, by WesBanco Bank, Inc., a wholly-owned banking subsidiary of WesBanco, Inc., styled as a Memorandum of Understanding ("MOU") has been terminated by the regulatory agencies, effective September 20, 2004. The effect of the termination of the MOU is to release WesBanco from any and all regulatory requirements imposed under the MOU.
On October 1, 2004, WesBanco, Inc. filed a Form 8-K attaching a press release dated October 1, 2004, announcing the shareholder election results for the merger with Western Ohio Financial Corporation.
On October 21, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. A press release was attached dated October 21, 2004; containing the earnings for the three and nine months ended September 30, 2004.
On October 28, 2004, WesBanco, Inc. furnished a Form 8-K, in accordance with general instruction B.2. of Form 8-K. The information was furnished and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934. Paul M. Limbert, President and Chief Executive Officer made a presentation at the 33rd Annual Investment Seminar, organized by WesBanco’s Trust & Investment Services division, held on October 28, 2004 at the Oglebay Resort & Conference Center in Wheeling, WV.
On November 2, 2004, WesBanco, Inc. filed a Form 8-K, in accordance with general instruction B.2. of Form 8-K. A press release dated November 2, 2004 was attached announcing the appointment of Dennis G. Powell to the position of Executive Vice President and Chief Operating Officer of WesBanco, Inc. and WesBanco Bank, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 9, 2004	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: November 9, 2004	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer