Form 10-K
period 2004-12-31
WESBANCO INC
filed 2005-03-16
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-8467

WESBANCO, INC.

(Exact name of Registrant as specified in its charter)

WEST VIRGINIA	55-0571723
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1 Bank Plaza, Wheeling, WV	26003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 304-234-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock $2.0833 Par Value	NASDAQ
Nonredeemable Preferred Stock	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act.    Yes  ☑    No  ☐

The aggregate market value of the Registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2004, determined using a per share closing price on that date of $29.13, was approximately $514,885,130.

As of February 28, 2005, there were 23,143,501 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the definitive Proxy Statement of WesBanco, Inc. for the Annual Meeting of Shareholders to be held on April 20, 2005 (“Proxy Statement”), which will be filed within 120 days of December 31, 2004, referred to in Part III of this Form 10-K are incorporated by reference.

WESBANCO, INC.

PART I

ITEM 1:	BUSINESS

GENERAL

WesBanco Inc. (“WesBanco”), a bank holding company, incorporated in 1968, headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. Additional information regarding WesBanco’s business segments is set forth under the heading, Note 24, “Business Segments” on page 100 of this Annual Report on Form 10-K.

On January 3, 2005, WesBanco completed the acquisition of Winton Financial Corporation (“Winton”) and the merger of Winton’s subsidiary, The Winton Savings and Loan Company, Cincinnati, Ohio, with and into WesBanco’s commercial bank subsidiary, WesBanco Bank, Inc., (the “Bank”). WesBanco and Winton entered into the definitive Agreement and Plan of Merger on August 25, 2004. Winton and its banking subsidiary operated through seven branch offices and two residential mortgage loan production offices in the Cincinnati, Ohio, metropolitan market. The primary reasons for the merger with Winton were for entry into new higher growth markets and to further expand WesBanco’s branch network in the southwestern part of Ohio.

The aggregate purchase price for Winton was approximately $113.7 million, including approximately $6.3 million of direct acquisition costs, and the acquisition was consummated through the exchange of a combination of WesBanco common stock at a rate of 0.755 shares for 60% of Winton’s shares outstanding and $20.75 per share in cash for the remaining 40% of their stock. The acquisition was completed through the issuance of approximately 2,297,000 shares of WesBanco newly issued common stock and $42.1 million in cash, paid from WesBanco’s available funding sources. As of September 30, 2004, Winton had total assets of approximately $552 million, loans of $487 million, deposits of $365 million, borrowings of $131 million and shareholders’ equity of $48 million. WesBanco’s acquisition of Winton is set forth under the heading Note 25, “Subsequent Event (Unaudited)—Acquisition of Winton Financial Corporation” on pages 101 of this Annual Report on Form 10-K.

On August 31, 2004, WesBanco completed the acquisition of Western Ohio Financial Corporation (“Western Ohio”), Springfield, Ohio and the merger of Western Ohio’s subsidiary, Cornerstone Bank, with and into the Bank. WesBanco and Western Ohio entered into a definitive Agreement and Plan of Merger on April 1, 2004. On the date of acquisition Western Ohio operated through seven branches and 15 ATM’s in the Dayton/Springfield, Ohio metropolitan area. The primary reasons for the merger with Western Ohio were for entry into new higher growth markets and to expand WesBanco’s existing branch network in the state of Ohio. The aggregate purchase price for the acquisition was approximately $67.9 million through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. As of the date of the acquisition on August 31, 2004, Western Ohio had total assets of approximately $412 million, net loans of $334 million, deposits of $255 million, borrowings of $111 million and shareholders’ equity of $44 million. WesBanco’s acquisition of Western Ohio is set forth under the heading Note 3, “Completed Business Combination” on pages 74 and 75 of this Annual Report on Form 10-K.

On March 1, 2002, WesBanco completed the acquisition of American Bancorporation (“American”) and the merger of American’s subsidiary, Wheeling National Bank, Wheeling, West Virginia, with and into the Bank. As of the acquisition date, American operated 20 offices and had total assets of approximately $678 million. WesBanco’s merger with American expanded its market share in the tri-state area and included expansion into new markets with an office in Washington, Pennsylvania, an office in Cambridge, Ohio and four offices in Columbus, Ohio.

As of December 31, 2004, WesBanco operated a commercial bank, WesBanco Bank, Inc, through 80 offices, two loan production offices and 121 ATM machines located in West Virginia, Ohio, and Western

Pennsylvania. Total assets of the Bank as of December 31, 2004 approximated $4.0 billion. The Bank also offers trust and investment services as well as various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $2.7 billion at December 31, 2004 and $2.8 billion at December 31, 2003. These assets are held by the Bank in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheet.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc., a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients and WesBanco Securities, Inc., a full service broker-dealer, which also offers discount brokerage services.

WesBanco Asset Management, Inc. and WesBanco Services, Inc., which were incorporated in November 2002, collectively hold certain investment securities and real estate loans of the Bank and assist in managing these assets.

WesBanco Properties, Inc. holds certain residential and commercial real estate properties. The commercial properties are leased to the Bank and to non-related third parties, while the residential properties are considered other real estate owned.

Hometown Finance, Inc. is a finance company, which holds nonconforming loans to customers that may not be held by the Bank due to regulatory restrictions. Hometown Finance is no longer actively obtaining new loans and at December 31, 2004 the outstanding loans were approximately $77 thousand.

WesBanco Inc. Capital Trust II, WesBanco Inc. Capital Statutory Trust III, and WesBanco Inc. Capital Trusts IV and V, (the “Trusts”), are all wholly-owned trust subsidiaries of WesBanco formed to facilitate the issuance of Pooled Trust Preferred Securities (“trust preferred securities”). WesBanco organized Trusts II and III in June 2003 and Trusts IV and V in June 2004 in connection with the four offerings of trust preferred securities. For more information regarding WesBanco’s issuance of trust preferred securities, please refer to, Note 13 “Junior Subordinated Debt and Trust Preferred Securities” on page 83 and 84 of this Annual Report on Form 10-K.

WesBanco also serves as investment adviser to a family of mutual funds under the name “WesMark Funds” which includes the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Bond Fund, the WesMark West Virginia Municipal Bond Fund, the WesMark Small Company Growth Fund and the Automated Cash Management Trust.

As of December 31, 2004, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries and none had transactions with customers in foreign countries.

EMPLOYEES

There were approximately 1,209 full-time equivalent employees employed by WesBanco and its subsidiaries as of December 31, 2004.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2004, filed with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website www.sec.gov.

Upon written request of any shareholder of record on December 31, 2004, WesBanco will provide, without charge, a printed copy of its 2004 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2004 Annual report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, and brokerage firms is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial bank and trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Financial Modernization Act of 1999 in the section of this item so captioned) mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in major markets. Some of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by WesBanco. WesBanco generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rate of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. As WesBanco expands into new larger Ohio metropolitan markets it faces significant entrenched large bank competitors with already existing customer bases that exceed WesBanco’s initial entry position into that market. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to successfully grow its market share, potentially reducing its future profit potential from such markets.

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

The Bank is a West Virginia banking corporation and is member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Reserve Board and the West Virginia Division of Banking. Its deposits are insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”). WesBanco’s nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC. The Bank maintains one designated financial subsidiary, WesBanco Insurance Services, Inc.

On July 22, 2003, the Bank entered into an informal agreement styled as a Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of Cleveland (the “Federal Reserve”) and the West Virginia

Department of Banking (collectively the “regulatory agencies”) to improve and strengthen the Bank’s Bank Secrecy Act and anti-money laundering controls and procedures. The Bank worked with the Federal Reserve and outside consultants to implement revised policies and enhanced procedures. On September 22, 2004 WesBanco, Inc. was informed by the Federal Reserve and the West Virginia Division of Banking that the informal agreement had been terminated by the regulatory agencies, effective September 20, 2004. The effect of the termination of the MOU was to release WesBanco from any and all regulatory requirements imposed under the MOU.

HOLDING COMPANY STRUCTURE

WesBanco has one state bank subsidiary, WesBanco Bank, Inc., as well as nonbank subsidiaries, which are described further in “Item 1: Business—General” section of this Annual Report on Form 10-K. The Bank is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the Bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by the Bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the Bank’s capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. WesBanco has a $3.5 million line of credit from the Bank, which was not drawn upon as of December 31, 2004.

The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company’s bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

DIVIDEND RESTRICTIONS

Dividends from the Bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2004, WesBanco declared cash dividends to its shareholders of approximately $20.2 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to WesBanco without regulatory approval.

Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 2004, the Bank could pay dividends of up to $5.8 million to WesBanco without prior regulatory approval and without adversely affecting its “well capitalized” status. As of December 31, 2003 and 2002, the Bank could not have declared any dividends to be paid to WesBanco without prior approval from regulatory agencies. During the second quarter of 2003, federal and state regulatory agencies granted approval to the Bank to pay a $40.0 million dividend to WesBanco.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

Additional information regarding dividend restrictions is set forth in “Note 22: Regulatory Matters” on pages 97 and 98 of this Annual Report on Form 10-K.

FDIC INSURANCE

The Bank is classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory, and is therefore not obliged under current FDIC assessment practices to pay deposit insurance premiums on its deposits insured by the BIF. The FDIC may alter its assessment practices in the future if required by developments affecting the resources of the BIF. The FDIC is also conducting a comprehensive review of the deposit insurance system to study alternatives for pricing, funding and coverage.

The Bank’s deposits are insured by the FDIC up to $100,000 per insured depositor. Most of the Bank’s deposits are insured by the BIF (88%), but as a result of the acquisition of Western Ohio, a portion is insured by the SAIF (12%). The FDIC establishes deposit insurance rates semiannually in order to maintain the fund at a mandated minimum designated reserve ratio of 1.25% (equal to $1.25 per $100 of deposits). Both the BIF and SAIF exceeded such percentage at year-end. The Bank does not currently pay any deposit insurance assessment to either fund, due to the BIF and SAIF funding levels and as a result of the Bank’s designation by the FDIC as a well-capitalized institution in the highest supervisory subcategory under the FDIC’s risk-based assessment program. Annual insurance premiums on bank deposits insured by the BIF and the SAIF may vary between $0 per $100 of deposits for banks classified in the highest capital and supervisory evaluation category to $0.27 per $100 in deposits for banks in the lowest capital and supervisory evaluation category. Deposit insurance rates set by the FDIC may increase in the future if the designated reserve ratio measured semi-annually decreases below 1.25%, which could raise WesBanco’s rates materially.

In addition to risk-based insurance assessments, assessments are also imposed on deposits insured by either fund to pay for the cost of certain Financing Corporation (“FICO”) bonds. At year-end such assessment was $.0144 for the Bank per $100 of deposits annually for deposits insured by both the BIF and SAIF. For 2004, total FICO assessments were $0.4 million for the Bank.

CAPITAL REQUIREMENTS

The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as WesBanco. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company’s capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. “Tier 1,” or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. “Tier 2,” or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. “Total capital” is the sum of Tier 1 and Tier 2 capital.

The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board’s rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the total amount of these items included in capital does not exceed 100% of Tier 1 capital.

Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s circumstances warrant.

The Federal Reserve Board has established a minimum ratio of Tier 1 capital to total assets of 3.0% for strong bank holding companies rated composite “1” under the BOPEC (“bank”, “other”, parent”, “earnings”, and “capital”) components rating system of bank holding companies, and for bank holding companies that have implemented the Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

In early 2002, bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2004, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under “Prompt Corrective Action” as applicable to undercapitalized institutions.

As of December 31, 2004, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 13.43% and 14.54%, respectively. As of December 31, 2004, the Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank has been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2004, WesBanco’s leverage ratio was 9.34%. WesBanco currently has $72.2 million in junior subordinated debt on its Consolidated Balance Sheet presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $70.0 million underlying such junior subordinated debt is included in Tier 1 capital in accordance with regulatory reporting requirements. On May 6, 2004, the Federal Reserve Board proposed a rule that would retain trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. On March 1, 2005, a final rule was promulgated by the Federal Reserve that confirms most elements of the May 6, 2004 proposal except for permitting a longer transition period of five years and other clarifications.

The risk-based capital standards of the Federal Reserve Board and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS’s new capital accord in mid-year 2005. It is currently anticipated that these authorities would release final rules in mid-year 2006, and that the final rules would become effective in January 2008. WesBanco cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on WesBanco. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to WesBanco and its subsidiaries.

PROMPT CORRECTIVE ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized”. If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2004, the Bank had capital levels that met the “well capitalized” standards under such regulations.

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

GRAMM-LEACH-BLILEY ACT OF 1999 (THE “GLB ACT”)

Under the GLB Act enacted in 1999, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a “financial holding company,” a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company’s depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000. WesBanco has not elected to become a financial holding company under the GLB Act, though it has qualified a subsidiary of its bank as a financial subsidiary under the GLB Act.

Financial holding company powers relate to “financial activities” that are determined by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.

National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors, to have “financial subsidiaries” that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; or merchant banking, for at least five years, or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the SEC, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies have issued certain rules since the adoption of the GLB Act relating to the implementation of the GLB Act.

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the WesBanco’s bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

RISK FACTORS

You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in WesBanco’s common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price, and you may lose all or part of your investment.

WESBANCO MAY ENCOUNTER INTEGRATION DIFFICULTIES OR MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF FUTURE ACQUISITIONS.

WesBanco may not be able to integrate an acquired company’s operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of their respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Future results of the combined company may be materially different from those estimated by WesBanco and there can be no assurance that any enhanced earnings will result from the merger. Expenses associated with the acquisitions may be higher or lower than originally estimated, depending upon how costly or difficult it is to integrate the companies. Furthermore, these charges may decrease the capital of the combined company that could be used for profitable, income-earning investments in the future.

ACQUISITION OPPORTUNITIES MAY NOT BE AVAILABLE TO WESBANCO IN THE FUTURE.

WesBanco continually evaluates opportunities to acquire other businesses. However, WesBanco may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. WesBanco expects that other banking and financial companies, many of which have significantly greater resources, will compete with it to acquire compatible businesses. This competition could increase prices for acquisitions that WesBanco would likely pursue, and its competitors may have greater resources than it does. Also, acquisitions of regulated business such as banks are subject to various regulatory approvals. If WesBanco fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2004, WesBanco’s goodwill and other identifiable intangible assets were approximately $83.9 million. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2004. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

DUE TO INCREASED COMPETITION, WESBANCO MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS.

WesBanco faces competition from the following:

•	local, regional and national banks;

•	savings and loans;

•	internet banks;

•	credit unions;

•	finance companies; and

•	brokerage firms serving WesBanco’s market areas.

In particular, the Bank’s competitors include several major national financial and banking companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by WesBanco, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If WesBanco is unable to attract new and retain current customers, loan and deposit growth could decrease causing WesBanco’s results of operations and financial condition to be negatively impacted.

WESBANCO MAY NOT BE ABLE TO EXPAND ITS TRUST AND INVESTMENT SERVICES SEGMENT AND RETAIN ITS CURRENT CUSTOMERS.

As of December 31, 2004, WesBanco had approximately $2.7 billion in assets under management, with revenues earned from such assets accounting for 9.0% of WesBanco’s revenues. WesBanco may not be able to attract new and retain current investment management clients due to competition from the following:

•	commercial banks and trust companies;

•	mutual fund companies;

•	investment advisory firms;

•	law firms;

•	brokerage firms; and

•	other financial services companies.

Its ability to successfully attract and retain investment management clients is dependent upon its ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. Due to the changes in economic conditions, the performance of the trust and investment services segment may be negatively impacted by the financial markets in which investment customer’s assets are invested, causing the customer to seek other alternative investment options. If WesBanco is not successful, its results from operations and financial position may be negatively impacted.

CUSTOMERS MAY DEFAULT ON THE REPAYMENT OF LOANS.

The Bank’s customers may default on the repayment of loans, which may negatively impact WesBanco’s earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing WesBanco to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan.

Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations, and regulatory guidance. Additions to the allowance for loan loss result in an expense for the period.

WesBanco’s regulatory agencies periodically review the allowance for loan losses. Based on their assessment the regulatory agencies may require WesBanco to adjust the allowance for loan losses. These adjustments could negatively impact the results of operations or financial position.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

A downturn in the local and regional economies could negatively impact WesBanco’s banking business. The Bank serves both individuals and business customers throughout the state of West Virginia, Ohio and Western Pennsylvania. The ability of the Banks’ customers to repay their loans is strongly tied to the economic conditions in these areas. These economic conditions may also force customers to utilize deposits held by the Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result the Bank may have to borrow funds at higher rates in order to meet liquidity needs. These events may have a negative impact on WesBanco’s earnings.

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond WesBanco’s control, including general economic conditions, both domestic and foreign and the monetary and fiscal policies of various governmental and regulatory authorities. The Bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, WesBanco cannot assure you that a decrease in interest rates will not negatively impact its results from operations or financial position.

WesBanco’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

CHANGES IN REGULATORY CAPITAL REGULATIONS BY THE FEDERAL RESERVE BOARD MAY NEGATIVELY IMPACT WESBANCO’S CAPITAL LEVELS.

WesBanco currently has $72.2 million in junior subordinated debt on its balance sheet. The junior subordinated debt is presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the trust preferred securities underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On May 6, 2004, the Federal Reserve Board proposed a rule (recently adopted with minor changes on March 1, 2005) that would retain trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. WesBanco’s trust preferred securities issued as of December 3, 2004 were not in the aggregate, in excess of such defined limit for Tier 1 capital. Should WesBanco issue additional trust preferred securities, WesBanco’s Tier 1 capital ratio may be limited by the rules proposed by the Board. WesBanco’s earnings may also be negatively impacted due to the possible prepayment penalties associated with the redemption of the trust preferred securities.

BORROWINGS FROM THE FEDERAL HOME LOAN BANK SYSTEM.

The Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Membership in this system allows the Bank to participate in various programs offered by its member banks. The Bank borrows funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. Recent weakness with certain FHLB Banks, including the Pittsburgh FHLB, may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur WesBanco’s short term liquidity needs could be negatively impacted. Should WesBanco cease using FHLB advances due to weakness in that particular bank, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional trust preferred securities within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available for sale in order to maintain adequate levels of liquidity. At December 31, 2004 the Bank owns $27.2 million of FHLB of Pittsburgh stock, which paid a dividend approximating 2.43% for the fourth quarter of 2004, up from 1.60% for the third quarter of 2004, which may indicate the FHLB of Pittsburgh’s improving financial strength. This dividend may be eliminated by the FHLB of Pittsburgh at anytime in the future in order for the FHLB of Pittsburgh to restore its retained earnings. In such case, the FHLB stock owned by WesBanco may be deemed a non-earning asset.

WESBANCO’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS DEPEND

ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES.

WesBanco’s primary business activity for the foreseeable future will be to act as the holding company of the Bank and subsidiaries. Therefore, WesBanco’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of WesBanco’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money or be dilutive to earnings per share, particularly for the first few years. A new bank or company may bring with it unexpected liabilities, bad loans, or poor employee relations, or the new bank or company may lose customers and the associated revenue.

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED.

Holders of shares of WesBanco’s common stock are entitled to dividends if, and when, they are declared by WesBanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends. Additional restrictions are placed upon WesBanco by the policies of federal regulators, including the Federal Reserve Board’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including WesBanco’s and the Bank’s future earnings, capital requirements, regulatory constraints and financial condition.

ITEM 2:	PROPERTIES

The Registrant’s subsidiaries generally own their respective offices, related facilities and unimproved real property that is held for future expansion. As of December 31, 2004, WesBanco operated 80 banking offices in West Virginia, Ohio and Western Pennsylvania, and 2 loan production offices, of which 68 are owned and 14 are operated under annual leases or leases with terms exceeding one year. These leases expire at various dates through July 2024 and generally include options to renew.

The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by the Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and the trust and investment services segment. During 1998, an office building located adjacent to the main office was acquired by WesBanco Properties, Inc., a subsidiary of WesBanco. The Bank’s back office operations currently occupy approximately 70% of the office space available, with the remaining portion leased to unrelated businesses.

The consolidated investment in net bank premises and equipment at December 31, 2004 was $56.7 million compared to $53.2 million at December 31, 2003.

At various building locations, WesBanco provides commercial office space and will continue to look for opportunities to rent office space to unrelated businesses. Rental income totaled $0.5 million for 2004 compared to $0.7 million for 2003. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” on pages 79 and 80 of this Annual Report on Form 10-K.

ITEM 3:	LEGAL PROCEEDINGS

On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), previously pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the “Plan”) seeking to challenge benefit calculations and methodologies used by the outside Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that it has calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs have asserted that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case initially limited the class of plaintiffs to a group of approximately 37 individuals and granted partial summary judgment to significantly reduce the scope and extent of the underlying case. The Court subsequently granted summary judgment in favor of WesBanco on the remaining claims on March 31, 2004, and the plaintiff appealed the decision to the Fourth Circuit Court of Appeals. Oral arguments were recently held in the case and a decision is expected to be rendered within the next few months.

On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco’s banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco’s banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio

County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. WesBanco’s banking subsidiary made a loan to the plaintiff’s company which became delinquent and the Bank recovered a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortious interference are alleged against WesBanco’s banking subsidiary. The case is currently in its discovery phase.

A second suit involving essentially the same issues was filed by another party involved in the ambulance service and this case is styled Ellis v. OVMC, et al., Civil Action No. 03-C-578(G). This case has been consolidated with the Matesic case at the request of the defendants, including the Bank. The Bank does not believe that there is any merit to the allegations of the complaints.

On April 23, 2004, the Bank was served with a Complaint in a suit styled AUM Hospitality, et al. v. NTK Hotel Group, under Civil Action No. 04 CV H04 03681, presently pending in the Common Pleas Court of Franklin County, Ohio. This is a suit by current or former shareholders of a closely held corporation for fraudulent exercise of control over the corporation against a minority shareholder, David Patel, seeking damages against David Patel and others and seeking to set aside a $13 million first mortgage on a Hampton Inn located in Downtown Columbus with another lender, as well as the Bank’s $1.3 million second mortgage. The suit alleges that David Patel engaged in illegal conduct in exercising dominion and control over a corporation and that the mortgage instruments are invalid. The mortgage instruments secured funds for the construction of the Hampton Inn upon property owned by AUM Hospitality. The Bank has title insurance insuring its mortgage interest and the title insurance company assumed the defense of the claim. The Bank believes that it has substantial defenses to the claim and that it also has recourse to the title insurance company with respect to coverage provided under the title insurance policy.

The Bank has also been involved in a case styled Copier Word Processing Supply, Inc. v WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has now identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. Checks totaling approximately $212,000 were within the three year statute of limitations for which the comparative fault standard would be applicable under the West Virginia version of the Uniform Commercial Code. The plaintiff has been seeking approval of the Court to extend the limitations period applicable to the case under a “continuing tort” theory. The Circuit Court of Wood County recently rejected this argument and held the plaintiff to a three year period of limitations.

Trial of this matter was scheduled in the Circuit Court of Wood County, West Virginia, but has been recently postponed. The Bank believes that the accounting controls and practices of the Plaintiff were primarily at fault and substantially contributed to the loss. The Plaintiff’s employee had previously been convicted of criminal fraud and the Bank believes that the failure of the plaintiff to supervise its employee, especially given her prior record, substantially contributed to the loss. Under a comparative fault analysis, the Bank believes that the plaintiff must bear a substantial portion of the loss. Under West Virginia’s comparative fault procedures, if the plaintiff is found to be more than 50% at fault, then the plaintiff may not be permitted a recovery at all in the case.

WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

WesBanco’s common stock is quoted on The NASDAQ Stock Market (“NASDAQ”), with a trading symbol of WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of December 31, 2004 was 5,710. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

Quarterly price information, reflecting high and low sales prices as reported by NASDAQ and quarterly dividends per share for 2004 and 2003 are as presented below:

	2004			2003
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$32.75	$28.75	$0.25	$28.83	$23.40	$0.24
Third quarter	30.48	26.28	0.25	26.00	23.39	0.24
Second quarter	31.50	24.19	0.25	26.50	22.58	0.24
First quarter	31.37	26.27	0.25	25.50	21.67	0.24

On June 17, 2004, WesBanco, Inc. formed two wholly-owned trust subsidiaries, WesBanco Capital Trust IV and V, under the laws of Delaware, by issuing $40.0 million in Floating Rate and Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due June 17, 2034, to two statutory trusts each of which issued 20,000 shares of trust preferred securities each with a liquidation value of $20.0 million, based upon the debentures and a guarantee for each trust from WesBanco. In connection with the issuance of the trust preferred securities, each trust issued 619 shares of common securities to WesBanco with a liquidation value of $0.6 million. The trust preferred securities were issued and sold in two private placement offerings. For the Floating Rate portion of the issuance totaling $20 million, interest is payable quarterly at a rate of 3.96% for the first three months, resetting quarterly beginning on September 17, 2004 and thereafter, at a rate equal to the three-month London Interbank Offering Rate (“LIBOR”) index plus 2.65%. For the Fixed/Floating Rate portion of the issuance totaling $20 million, interest is payable quarterly at an initial rate of 6.91% for the first five years (“no call period”) resetting quarterly beginning on June 17, 2009 at a rate equal to the three-month LIBOR index plus 2.65%. The debentures mature on June 17, 2034, and may be redeemed at par anytime commencing in June 2009, without penalty, after the no call period. The debentures and trust preferred securities for both issuances provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on one or both of the debentures, it may not declare or pay any dividends on its common stock during any such period. A portion of the proceeds received from the Trust Preferred Securities issuances were used to fund the acquisition of Western Ohio Financial Corporation. The remaining proceeds received from the issuances of the Trust Preferred Securities were used for general corporate purposes, which include, among other things, the Winton acquisition, share repurchases and other uses.

The trust preferred securities were sold to Preferred Term Securities X, Ltd. A placement fee totaling $0.2 million was paid to FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. in connection with the private placements. Each private placement was limited to a single institutional investor, which qualifies as an “accredited investor” as defined in Rule 501(a) of Regulation D. The issuance of the debentures and the related trust preferred securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

On June 19, 2003, WesBanco formed a wholly-owned trust subsidiary, WesBanco Capital Trust II, under the laws of Delaware, by issuing a $13.0 million Junior Subordinated Note, due June 30, 2033, to a statutory trust which issued 13,000 shares of trust preferred securities with a liquidation value of $13.0 million, based upon this note and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco Capital Trust II issued 410 common securities to WesBanco with a liquidation value of $0.4 million. The trust preferred securities were issued and sold in a private placement offering. Interest is payable quarterly at a rate of 5.80% for a five year no call period, which will then reset quarterly beginning on June 30, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.15%. The note matures on June 30, 2033, and may be redeemed on or after June 30, 2008, without penalty, after the no call period. The note and trust preferred securities provide that WesBanco has the right to elect to defer the payment of interest on the note and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on the debenture, it may not, among other things, declare or pay any dividends on its common stock during any such period. The net proceeds received by WesBanco were used to reduce outstanding indebtedness, fund share repurchases and for general working capital purposes.

The trust preferred securities were sold to Trapeza CDO III, LLC. A discount in the amount of $0.3 million was earned by Trapeza CDO III, LLC in connection with the private placement. This private placement was limited to a single institutional investor which qualified as an “accredited investor” as defined in Rule 501(a) of Regulation D. The issuance of the note and the related trust preferred securities was exempt from registration under the Securities Act.

On June 26, 2003, WesBanco formed a wholly-owned trust subsidiary, WesBanco, Inc. Capital Statutory Trust III, under the laws of Connecticut, by issuing a $17.0 million Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due June 26, 2033, to a statutory trust which issued 17,000 shares of trust preferred securities with a liquidation value of $17.0 million, based upon this debenture and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco, Inc. Capital Statutory Trust III issued 526 common securities to WesBanco with a liquidation value of $0.5 million. The trust preferred securities were issued and sold in a private placement offering. Interest is payable quarterly at a rate of 5.55% for a five year no call period, which will then reset quarterly beginning on June 26, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.10%. The debenture matures on June 30, 2033, and may be redeemed on or after June 30, 2008, without penalty, after the no call period. The debenture and trust preferred securities provide that WesBanco has the right to elect to defer the payment of interest on the debenture and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on the debenture, it may not declare or pay any dividends on its common stock during any such period. The net proceeds received by WesBanco were used to reduce outstanding indebtedness, fund share repurchases and for general working capital purposes.

The trust preferred securities were sold to Preferred Term Securities X, Ltd. A discount in the amount of $0.5 million was earned by FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. in connection with the private placement. This private placement was limited to a single institutional investor, which qualified as an “accredited investor” as defined in Rule 501(a) of Regulation D. The issuance of the debenture and the related trust preferred securities was exempt from registration under the Securities Act.

On June 30, 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share. These securities were listed on the NASDAQ under the symbol “WSBCP,” and after they were redeemed the issue was delisted.

For additional disclosures relating to WesBanco’s Trust Preferred Securities, please refer to Note 13, “Junior Subordinated Debt and Trust Preferred Securities” on pages 83 and 84 of this Annual Report on Form 10-K.

Information regarding WesBanco’s compensation plans under which WesBanco’s equity securities are authorized for issuance as of December 31, 2004 is included under Item 12 of this Annual Report on Form 10-K.

As of December 31, 2004, WesBanco has an active one million share stock repurchase plan approved by the Board on April 17, 2003. The shares are purchased in its treasury for general corporate purposes, which may include reissuance for acquisitions, the dividend reinvestment plan and certain employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table shows the activity in WesBanco’s stock repurchase plan for the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance at September 30, 2004	—	$—	—	516,643
October 1, 2004 to October 31, 2004	—	—	—	516,643
November 1, 2004 to November 30, 2004	—	—	—	516,643
December 1, 2004 to December 31, 2004	—	—	—	516,643

Total	—	$—	—

Current SEC rules limit WesBanco’s ability to repurchase its shares during any period involving a pending acquisition(s), as was the case during the fourth quarter of 2004 with the pending acquisition of Winton.

ITEM 6:	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the six years ended December 31, 2004. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of WesBanco’s acquisitions during the six years ended December 31, 2004, are included with WesBanco’s results of operations since their respective dates of acquisition.

SIX YEAR SELECTED FINANCIAL SUMMARY

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2004	2003	2002	2001	2000	1999
PER SHARE INFORMATION:
Dividends	$1.00	$0.96	$0.935	$0.92	$0.895	$0.88
Book value at year end	17.77	16.13	15.89	14.46	13.92	13.63
Average common shares outstanding—basic	20,028,248	20,056,849	20,459,122	18,123,851	19,092,927	20,229,524
Average common shares outstanding—diluted	20,083,718	20,080,415	20,471,216	18,127,714	19,093,226	20,229,524
SELECTED BALANCE SHEET INFORMATION:
Total securities	$1,172,182	$1,201,109	$1,193,896	$758,470	$546,389	$567,928
Net loans	2,459,049	1,907,303	1,795,805	1,518,909	1,570,672	1,503,694
Total assets	4,011,399	3,445,006	3,297,231	2,474,454	2,310,137	2,269,726
Total deposits	2,725,934	2,482,082	2,399,956	1,913,458	1,870,361	1,814,001
Total long term debt and other borrowings	799,924	578,984	518,958	279,131	159,317	173,453
Junior subordinated debt and trust preferred securities	72,174	30,936	12,650	—	—	—
Total shareholders’ equity	370,181	318,436	325,171	258,201	258,506	269,664
SELECTED RATIOS:
Return on average assets	1.07%	1.08%	1.13%	1.21%	1.18%	1.23%
Return on average equity	11.37%	11.38%	10.95%	11.28%	10.42%	9.85%
Dividend payout ratio	52.63%	53.33%	55.00%	57.50%	63.47%	64.23%
Average equity to average assets	9.37%	9.46%	10.29%	10.70%	11.30%	12.47%
TRUST ASSETS, MARKET VALUE AT YEAR END	$2,664,795	$2,771,656	$2,295,737	$2,808,862	$3,099,441	$3,087,610

	For the years ended December 31,
	2004	2003	2002	2001	2000	1999
SUMMARY STATEMENTS OF INCOME:
Interest income	$169,436	$165,516	$176,155	$163,939	$163,079	$155,861
Interest expense	60,212	62,512	72,555	76,354	79,552	69,231

Net interest income	109,224	103,004	103,600	87,585	83,527	86,630
Provision for loan losses	7,735	9,612	9,359	5,995	3,225	4,295

Net interest income after provision for loan losses	101,489	93,392	94,241	81,590	80,302	82,335
Non-interest income	35,541	33,230	27,852	25,001	23,376	24,581
Non-interest expense	89,872	81,810	76,647	65,307	64,483	67,813

Income before income taxes	47,158	44,812	45,446	41,284	39,195	39,103
Provision for income taxes	8,976	8,682	10,620	12,282	12,271	11,465

Net income	$38,182	$36,130	$34,826	$29,002	$26,924	$27,638

Earnings per share—basic	$1.91	$1.80	$1.70	$1.60	$1.41	$1.37

Earnings per share—diluted	$1.90	$1.80	$1.70	$1.60	$1.41	$1.37

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2004 and 2003.

CONDENSED QUARTERLY STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	2004 Quarter ended
	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$39,831	$40,020	$42,858	$46,727	$169,436
Interest expense	13,504	13,658	15,585	17,465	60,212

Net interest income	26,327	26,362	27,273	29,262	109,224
Provision for loan losses	1,800	1,496	2,170	2,269	7,735

Net interest income after provision for loan losses	24,527	24,866	25,103	26,993	101,489
Non-interest income	8,761	8,092	9,271	9,417	35,541
Non-interest expense	21,135	21,446	22,173	25,118	89,872

Income before income taxes	12,153	11,512	12,201	11,292	47,158
Provision for income taxes	2,394	2,149	2,173	2,260	8,976

Net income	$9,759	$9,363	$10,028	$9,032	$38,182

Earnings per share—basic	$0.49	$0.48	$0.50	$0.44	$1.91

Earnings per share—diluted	$0.49	$0.48	$0.50	$0.43	$1.90

	2003 Quarter ended
	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$41,905	$40,619	$41,925	$41,067	$165,516
Interest expense	17,063	16,540	14,825	14,084	62,512

Net interest income	24,842	24,079	27,100	26,983	103,004
Provision for loan losses	1,980	2,479	2,499	2,654	9,612

Net interest income after provision for loan losses	22,862	21,600	24,601	24,329	93,392
Non-interest income	8,247	8,268	8,010	8,705	33,230
Non-interest expense	20,055	20,885	20,429	20,441	81,810

Income before income taxes	11,054	8,983	12,182	12,593	44,812
Provision for income taxes	2,165	1,242	2,390	2,885	8,682

Net income	$8,889	$7,741	$9,792	$9,708	$36,130

Earnings per share—basic	$0.44	$0.38	$0.49	$0.49	$1.80

Earnings per share—diluted	$0.44	$0.38	$0.49	$0.49	$1.80

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Q’s for the prior quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, filed with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in this Annual Report on Form 10-K filed with the SEC under the section “Risk Factors.” Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the businesses of WesBanco and its recent acquisitions may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the mergers may not be fully realized within the expected timeframes; disruption from the mergers may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

The most significant accounting policies followed by WesBanco are included in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. These policies, along with other Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses and the evaluation of goodwill and other intangible assets for impairment to be the accounting estimates that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.

Management evaluates the adequacy of the allowance for loan losses at least quarterly. This evaluation is inherently subjective, as it requires material estimates based on quantitative and qualitative factors that may be susceptible to significant change. The evaluation of the allowance includes an assessment of actual loss experience within each category of loans and testing of certain individual loans for impairment. The evaluation also considers the impact of economic trends and conditions in specific industries and geographical markets, which includes levels of unemployment, bankruptcy filings, and other pertinent information; an analysis of industry, property type, geographic or other loan concentrations; and regulatory guidance pertaining to the allowance for loan losses.

There are two primary components of the allowance for loan losses. Specific reserves are established for individual commercial and commercial real estate loans over a predetermined amount that are deemed impaired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The determination of specific reserves takes into consideration anticipated future cash flows from the borrower to repay the loan, the observable market price for the loan, if any, or the estimated realizable value of the collateral, if any. General reserves are established pursuant to SFAS No. 5, “Accounting for Contingencies,” for loans in each category that are not specifically reserved. General reserves are based on historical loss rates with appropriate adjustments to reflect changing economic conditions, delinquency and non-performing loan trends, and other relevant factors. General reserves for commercial and commercial real estate loans are also supported by a migration analysis, which computes historical loss experience sustained on those loans within each internal risk grade.

Management relies on observable data from internal and external sources to evaluate each of the factors that are considered in the evaluation of the allowance, which includes adjusting assumptions and recognizing changing conditions, and reducing differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for loan losses and may have a material impact on WesBanco’s future financial condition and results of operations. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio. Please see the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for more information.

Goodwill and Other Intangible Assets: In accordance with the provisions of SFAS No. 141, “Business Combinations,” WesBanco accounts for business combinations using the purchase method of accounting. Accordingly, the cost of an acquired business is allocated to each of the individual assets, including separable intangible assets, and liabilities of the business based on their relative fair values at the date of the acquisition, with the excess cost, if any, allocated to goodwill. As of December 31, 2004, the carrying value of goodwill and intangible assets is approximately $73.8 million and $10.2 million, respectively, which represents approximately 19.9% and 2.7% of total shareholders’ equity, respectively. As WesBanco continues to acquire additional businesses, goodwill and other intangible assets subject to amortization and/or impairment testing may comprise an even larger percentage of total shareholders’ equity and in turn, increase the risk that its financial position or results of operations could be adversely impacted as discussed below.

Effective January 1, 2002, WesBanco adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized. Intangible assets, which consist primarily of core deposit intangibles with finite useful lives, are amortized using straight-line and accelerated methods over their weighted average useful lives, ranging from seven to eleven years.

In the fourth quarter of each year, the carrying values of goodwill and other intangible assets with indefinite useful lives are tested for impairment. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and to the extent such additional testing results in a conclusion that the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. WesBanco uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of these methods, which may produce results that would be different than the results that could be realized in an actual transaction. Additionally, the application of different methodologies based upon different assumptions could affect the conclusions reached regarding possible impairment.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

In the event WesBanco determined that either its goodwill or finite lived intangible assets were impaired, recognition of an impairment charge could have a significant adverse impact on its financial position or results of operations in the period in which the impairment occurred. Please refer to Note 1, “Summary of Significant Accounting Policies” and Note 7, “Goodwill and Core Deposit Intangible” of the Consolidated Financial Statements for additional information on goodwill and other intangible assets.

EXECUTIVE OVERVIEW

WesBanco is a multi-state bank holding company operating at year end through 80 banking offices, two loan production offices and 121 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment influence upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

During 2004, WesBanco experienced several events that impacted its current results as well as laid the foundation for future growth. On August 31, 2004, WesBanco completed the April 1, 2004 announced acquisition of Western Ohio Financial Corporation (“Western Ohio”), which operates through seven branches and 15 ATM’s in the Dayton-Springfield, Ohio metropolitan area. The aggregate purchase price for the acquisition was approximately $67.9 million through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. The acquisition of Western Ohio added approximately $412 million in total assets, $334 million in net loans, $255 million in deposits, and $111 million in borrowings to WesBanco’s balance sheet. Please refer to Note 3, “Completed Business Combination,” of the Consolidated Financial Statements for more information on this acquisition.

On August 25, 2004, WesBanco announced the execution of a definitive Agreement and Plan of Merger with Winton Financial Corporation (“Winton”). The aggregate purchase price for the acquisition was approximately $113.7 million, including approximately $6.3 million of direct acquisition costs, through the exchange of a combination of WesBanco’s common stock and cash for Winton’s common stock. As of September 30, 2004, Winton had assets of approximately $552 million, $487 million in loans, $365 million in deposits and $48 million in shareholders’ equity, and it operated through seven banking locations, two loan production offices and 7 ATM’s in the greater Cincinnati, Ohio area. WesBanco completed this merger on January 3, 2005, with the data conversion completed in late February 2005. Please refer to Note 25, “Subsequent Event,” of the Consolidated Financial Statements for more information on this acquisition.

In July 2004, WesBanco opened its second branch in the Washington, Pennsylvania area at the Trinity Point shopping plaza allowing customers greater access to WesBanco’s banking services in that region.

In September 2004, various branches in WesBanco’s Wheeling, Weirton and Parkersburg, West Virginia regions and the Marietta, Ohio region suffered flood damage as the results of the remnants of Hurricane Ivan. In total 10 branches received moderate to severe damage due to the flooding, accordingly WesBanco recorded a total of $0.3 million in estimated flood cleanup costs in the third and fourth quarters 2004, with one branch later closed permanently in early 2005.

In November 2004, WesBanco appointed Dennis G. Powell as Executive Vice President and Chief Operating Officer. Mr. Powell brings numerous years of senior level banking experience to WesBanco. Mr. Powell most recently served as Executive Vice President/Director of Retail Banking with a $7 billion dollar financial institution in the Midwest.

WesBanco’s results of operations are primarily dependent on its net interest income, which is the difference between the interest that WesBanco earns on its loans and investments and the interest expense it pays on it deposits and borrowings. During 2004, WesBanco’s net interest income grew primarily due to organic growth in commercial and commercial real estate loans as well as an overall increase in average earning assets and to a lesser extent, the Western Ohio acquisition. The increase in net interest income was partially offset by a decline in the net interest margin due to lower rates on earning assets, slightly higher borrowing costs and a change in funding mix towards higher costing certificates of deposit and Federal Home Loan Bank (“FHLB”) borrowings.

Total average loans increased mainly as a result of continued growth in commercial lending coupled with the Western Ohio acquisition. WesBanco has experienced growth mainly in commercial and commercial real estate loans as a result of a greater focus on new business development in all markets with a concentrated effort in the newer markets of southwestern Pennsylvania and central Ohio, as these areas have shown potential higher levels of growth. WesBanco expects growth opportunities to continue in commercial lending as WesBanco’s footprint continues to grow in the central and western Ohio markets, and to a lesser extent, increased mortgage lending due to new marketing campaigns and increased consumer loan volume due to the introduction of new direct loan products and increased marketing of our home equity lending products. WesBanco continues to analyze the current and expected profit opportunities from its indirect lending program and due to heavy competition does not expect significant growth from this type of lending through automobile dealers.

During 2004, total average investment securities decreased slightly, while cash flows from the portfolio, which generally decrease as interest rates rise, slowed considerably over the levels experienced in 2003 as market interest rates rose in the second half of 2004. WesBanco has to some extent shifted the cash flows received on the investment portfolio due to prepayments and maturities into higher yielding loans due to the increase in loan demand.

Total average deposits increased over year-end 2003 levels primarily due to the Western Ohio acquisition in the latter half of 2004. The average cost of our deposits have decreased over the past two years primarily due to certificates of deposits re-pricing to current market rates, as well as the reduction of most deposit product rates in 2003. In 2004, more emphasis has been placed on lower interest cost transaction accounts, with a new campaign to market WesBanco’s free checking products and certain competitive special certificates of deposit offerings. WesBanco plans on continuing with this strategy in 2005, while also ensuring the competitiveness of its certificates of deposits and money market product offerings.

Asset quality, which began to improve throughout 2003, continued to show marked improvement throughout 2004. During 2004, WesBanco experienced lower levels of non-performing assets, reduced levels of delinquent loans and net charge-offs due to increased collection efforts, higher consumer loan recoveries, and overall economic recovery, which factors helped contributed to a lower provision for loan losses in 2004.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s earnings for 2004 were $38.2 million or $1.90 per diluted share compared to $36.1 million or $1.80 per diluted share in 2003. The results for 2004 reflect the acquisition of Western Ohio and its banking subsidiary, Cornerstone Bank from the closing date of the acquisition on August 31, 2004. Please refer to Note 3, “Completed Business Combination” of the Consolidated Financial Statements for additional information on the Western Ohio acquisition. WesBanco’s 2004 financial performance was highlighted by growth in the loan portfolio, improved credit quality, an increase in net interest income, and increased non-interest income. These positive factors were partially offset by an overall increase in operating expenses primarily from an increase in salaries, wages, and employee benefit expense, as well as the incremental costs associated with the additional branch structure from the Western Ohio acquisition. Annualized return on average assets was 1.07% and return on average equity was 11.37% for the year ended December 31, 2004, compared to 1.08% and 11.38%, in 2003, respectively.

NET INTEREST INCOME

TABLE 1: NET INTEREST INCOME

	For the years ended December 31,		Change	% Change
(dollars in thousands)	2004	2003
Net Interest Income
Interest income	$169,436	$165,516	$3,920	2.4%
Interest expense	60,212	62,512	(2,300)	-3.6%

Total net interest income	$109,224	$103,004	$6,220	6.0%

Net interest income, which is WesBanco’s major revenue source, is the difference between interest income received by WesBanco on its earning assets (loans, securities and federal funds sold) and interest expense paid by WesBanco on its liabilities (deposits, short term and long term borrowings). Net interest income, which comprised 75.4% of total net revenues for 2004 compared to 75.6% for 2003, is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the re-pricing of those assets and liabilities.

Net interest income increased in 2004 compared to 2003, due to a $221.0 million increase in average earning assets, with the majority of the increase attributable to the Western Ohio acquisition. The net interest margin was 3.60% for 2004 compared to 3.66% for 2003. The decrease in net interest margin for 2004 was primarily the result of lower yields earned on loans and investment securities as they continued to re-price downward earlier in the year, and as funding costs began to move higher later in the year. Also impacting the net interest margin to a lesser extent were the acquired assets of Western Ohio, which had a net interest margin approximating 2.90% after purchase accounting adjustments. WesBanco anticipates future margin compression due to the January 2005 acquisition of Winton’s assets, which is expected to have a net interest margin approximating 3.00% after purchase accounting adjustments. The current rising rate and competitive market environment is also placing upward pressure on deposit rates as WesBanco adjusts its rates based on its liquidity needs and competition for deposits by other institutions, while earning asset yields are not increasing as rapidly due both to WesBanco’s slight liability sensitive position (see “Market Risk” in Item 7A. Quantitative And Qualitative Disclosures About Market Risk of this Annual Report on Form 10-K) and intense rate pressure from new and existing loan customers. While these factors impacted net interest spreads by 3 basis points, a lower percentage of net non-costing liabilities to total net earning assets also reduced the net interest margin by 3 basis points.

Interest income increased in 2004 compared to 2003, primarily due to an increase in the volume of average earning assets, which was partially offset by a decrease in the yield on earning assets. As shown in Table 2, the yield on average earning assets for 2004 decreased by 27 basis points to 5.43% from 5.70% in 2003. This decrease was primarily due to lower rates realized on new earning assets as well as the re-pricing of existing earning assets, which was partially offset by the volume of average earning assets increasing $221.0 million for 2004, compared to 2003. The increase in average earning assets for 2004 was primarily due to organic growth in commercial and commercial real estate loans and the Western Ohio acquisition. Total average loans as a percentage of total average earning assets increased to 64.8% in 2004 compared to 60.1% for 2003. Despite recent Federal Reserve interest rate increases the variable portion of the loan portfolio may not re-price to the new interest rates immediately due to certain variable rate loans having initial fixed rate terms or interest rate adjustments that may not take effect immediately. The investment portfolio average yield decreased to 4.83% for 2004 compared to 4.94% for 2003. During 2004, the investment portfolio experienced a sharp decrease in the amount of cash flows from prepayments, maturities and calls compared to 2003, reducing the need to reinvest at lower rates and also resulting in lower premium amortization, which in 2003 more negatively impacted net interest income.

Interest expense decreased in 2004 compared to 2003, as shown in Table 2, due to the average rate paid on interest bearing liabilities for 2004 decreasing 24 basis points to 2.08%, compared to 2.32% for 2003. The decrease in rates paid on interest bearing liabilities was partially offset by the volume of average interest bearing liabilities increasing $189.2 million in 2004 compared to 2003. The decrease in rates paid on interest bearing liabilities was primarily due to WesBanco lowering rates on deposit products throughout 2003 which carried through into 2004 as well as the continued natural re-pricing of maturing certificates of deposits to WesBanco’s current offered rates and the maturity and renewal of certain FHLB borrowings at lower market rates. The latter half of 2004 was also impacted by the additional interest bearing liabilities obtained in the Western Ohio acquisition, causing an alteration in WesBanco’s funding mix to be more heavily reliant on certificates of deposits and FHLB borrowings, which are generally more expensive funding sources. In addition, WesBanco increased its total junior subordinated debt to assist in funding the cash portion of the Western Ohio acquisition, which as a higher costing source of funds also negatively impacted the total cost of interest bearing liabilities. Margin compression was also evident during the second half of 2004 due to the Federal Reserve initiating five rate increases of 25 basis points each. These increases contributed to a narrowing spread between the federal funds and intermediate term U.S. Treasuries which negatively impacted re-pricing of WesBanco’s longer-term assets, such as mortgage-backed securities and variable rate loans, a factor that is expected to continue at least through 2005. During 2004, customers continued to favor variable rate deposit products over fixed rate certificates of deposit, although as rates have begun to rise since the third quarter of 2004, WesBanco is beginning to see an increase in certificates of deposit with a corresponding decrease in money market accounts as customers seek the higher rates offered on longer term certificates of deposit. In 2005, $450.1 million in certificates of deposit are scheduled to mature. If interest rates continue to increase in 2005 these deposits could re-price upward based on WesBanco’s current rates at that time which could place additional stress on the net interest margin.

TABLE 2: AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

(dollars in thousands)	For the years ended December 31,
	2004			2003			2002
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$3,227	$31	0.96%	$1,785	$3	0.17%	$901	$16	1.78%
Loans, net of unearned income (1)	2,134,181	123,270	5.78%	1,845,311	115,311	6.25%	1,789,078	124,912	6.98%
Securities: (2)
Taxable	767,750	28,512	3.71%	830,731	32,246	3.87%	702,407	34,654	4.94%
Tax-exempt (3)	379,175	26,937	7.10%	372,991	27,265	7.31%	327,331	24,568	7.51%

Total securities	1,146,925	55,449	4.83%	1,203,722	59,511	4.94%	1,029,738	59,222	5.75%
Federal funds sold	7,946	114	1.43%	20,451	234	1.14%	35,683	604	1.69%

Total earning assets (3)	$3,292,279	$178,864	5.43%	$3,071,269	$175,059	5.70%	$2,855,400	$184,754	6.47%

Other assets	292,175			283,971			235,070

Total Assets	$3,584,454			$3,355,240			$3,090,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$299,746	$907	0.30%	$286,432	$998	0.35%	$267,944	$1,685	0.63%
Money market accounts	575,594	9,731	1.69%	542,002	10,879	2.01%	468,696	12,890	2.75%
Savings deposits	355,678	1,129	0.32%	358,461	1,893	0.53%	352,333	3,852	1.09%
Certificates of deposit	981,325	27,819	2.83%	957,759	30,969	3.23%	946,425	38,481	4.07%

Total interest bearing deposits	2,212,343	39,586	1.79%	2,144,654	44,739	2.09%	2,035,398	56,908	2.80%
Federal Home Loan Bank borrowings	445,622	15,204	3.41%	355,960	13,932	3.91%	264,363	11,879	4.49%
Other borrowings	176,783	2,482	1.40%	175,909	2,398	1.36%	151,722	2,851	1.89%
Trust preferred securities and junior subordinated debt	53,242	2,940	5.52%	22,260	1,443	6.48%	10,603	917	8.65%

Total interest bearing liabilities	$2,887,990	$60,212	2.08%	$2,698,783	$62,512	2.32%	$2,462,086	$72,555	2.95%

Non-interest bearing demand deposits	327,754			301,033			279,560
Other liabilities	32,919			37,933			30,762
Shareholders’ Equity	335,791			317,491			318,062

Total Liabilities and Shareholders’ Equity	$3,584,454			$3,355,240			$3,090,470

Net interest spread			3.35%			3.38%			3.52%
Taxable equivalent net interest margin (3)		$118,652	3.60%		$112,547	3.66%		$112,199	3.93%

(1)	Total loans are gross of allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $2.9 million, $2.5 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively

(2)	Average yields on securities available for sale have been calculated based on amortized cost.

(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3: RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2004 Compared to 2003			2003 Compared to 2002
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$4	$24	$28	$8	$(21)	$(13)
Loans, net of unearned income	18,219	(10,260)	7,959	3,831	(13,432)	(9,601)
Taxable securities	(2,246)	(1,488)	(3,734)	5,708	(8,116)	(2,408)
Tax-exempt securities (2)	475	(803)	(328)	3,352	(655)	2,697
Federal funds sold	(168)	48	(120)	(210)	(160)	(370)

Total interest income change (2)	16,284	(12,479)	3,805	12,689	(22,384)	(9,695)

Increase (decrease) in interest expense:
Interest bearing demand deposits	65	(156)	(91)	557	(1,244)	(687)
Money market	822	(1,970)	(1,148)	1,816	(3,827)	(2,011)
Savings deposits	(12)	(752)	(764)	66	(2,025)	(1,959)
Certificates of deposit	913	(4,063)	(3,150)	456	(7,968)	(7,512)
Federal Home Loan Bank borrowings	3,447	(2,175)	1,272	3,729	(1,676)	2,053
Other borrowings	28	56	84	414	(867)	(453)
Junior subordinated debt and trust preferred securities	1,876	(379)	1,497	803	(277)	526

Total interest expense change	7,139	(9,439)	(2,300)	7,841	(17,884)	(10,043)

Net interest income increase (decrease) (2)	$9,145	$(3,040)	$6,105	$4,848	$(4,500)	$348

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses for the year ended December 31, 2004 decreased $1.9 million or 19.5% to $7.7 million compared to $9.6 million for the year ended December 31, 2003. This decrease is attributable to overall improvement in credit quality, a significant reduction in delinquent loans, lower charge-offs in all categories of loans, and higher consumer loan recoveries. For additional information, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this Management’s Discussion and Analysis.

NON-INTEREST INCOME

TABLE 4: NON-INTEREST INCOME

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2004	2003
Non-Interest Income
Trust fees	$13,056	$11,629	$1,427	12.3%
Service charges on deposits	13,349	11,874	1,475	12.4%
Bank-owned life insurance	2,962	3,129	(167)	-5.3%
Net securities gains	2,768	2,778	(10)	-0.4%
Net gains on sale of loans	350	1,497	(1,147)	-76.6%
Other income	3,056	2,323	733	31.6%

Total non-interest income	$35,541	$33,230	$2,311	7.0%

Non-interest income is a significant source of revenue and plays an important part in WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional non-interest income to WesBanco.

In 2004, WesBanco’s non-interest income comprised 24.6% of total net revenues compared to 24.4% in 2003. Trust fees, which are generally driven by market valuations increased in 2004 while the market value of assets decreased slightly from 2003. The market value of trust assets at December 31, 2004 was $2.7 billion, a decrease of $106.9 million or 3.9% from $2.8 billion at December 31, 2003. Contributing to the increase in trust fees in 2004, were recovering market values, the replacement of certain low fee custodial accounts with higher revenue services and corresponding relationships, as well as new account generation, and to a lesser extent a new fee schedule for certain account types applied in the second half of 2003.

The increase in service charges on deposit accounts was primarily due to growth in deposit accounts, a new fee schedule, as well as an increase in Automated Teller Machine (“ATM”) income and debit card interchange income. The growth in ATM and debit card income is primarily due to additional cards issued during special promotions in 2004 as well as increased customer use of ATM machines. Also contributing to this increase to a lesser degree was the additional depositor base obtained in the Western Ohio acquisition.

Bank-owned life insurance income decreased somewhat compared to 2003 primarily attributable to a decrease in the yields on the underlying variable-return investments. This decrease in return was partially offset by the income earned on the additional $9.3 million in bank-owned life insurance acquired from Western Ohio.

Net securities gains for 2004 were flat with 2003, while the cash flows from sales were relatively the same in both years. During 2004, WesBanco sold certain mortgage-backed securities and callable agency securities exhibiting high prepayment rates that would indicate extension risk in a rising rate environment. In addition, WesBanco sold a portion of the recently acquired investment securities from the 2004 Western Ohio acquisition in order to re-align the acquired investment portfolio with the investment strategies employed by WesBanco in managing its investment portfolio. Included in realized security gains was a pre-tax gain of $0.8 million on the sale of common equity securities for an institution that had agreed to merge with another financial institution.

In 2004, WesBanco sold $28.5 million in loans to the secondary market compared to $39.2 million in 2003. Included in other income were $0.3 million in net gains on the sales of these mortgage loans compared to $0.5 million for 2003. The lower volume for 2004 reflects increased competition for mortgage loans, weaker demand for certain mortgage types that WesBanco typically sells into the secondary market (30 year fixed rate loans) and customer refinancing of mortgages, mostly into WesBanco products that were retained in the loan portfolio (15 year or less fixed rate loans and various adjustable rate mortgage types). During 2003, net gains on sales of loans included a $0.9 million gain on the sale of a non-performing loan. This gain represented the difference between the selling price and the book balance of the loan, which had been charged-down in 2002.

NON-INTEREST EXPENSE

TABLE 5: NON-INTEREST EXPENSE

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2004	2003
Non-Interest Expense
Salaries and wages	$35,530	$32,946	$2,584	7.8%
Employee benefits	11,863	10,397	1,466	14.1%
Net occupancy	5,763	5,543	220	4.0%
Equipment	7,728	7,155	573	8.0%
Core deposit intangible	1,371	1,377	(6)	-0.4%
Merger-related expenses	397	256	141	55.1%
Other operating	27,220	24,136	3,084	12.8%

Total non-interest expense	$89,872	$81,810	$8,062	9.9%

WesBanco continually strives to bring new products and services to its customers by adding new and improved technology systems, added ATM’s and branch upgrades for customer convenience, special promotions in order to increase its competitive presence in its current market areas, as well as exploring expansion into new market areas. In 2004 WesBanco’s branch structure grew to 80 branches from the 72 branches in 2003 due to the Western Ohio acquisition and the opening of our Trinity Point branch in Washington, Pennsylvania. In 2004 WesBanco also opened two new loan production offices in the Pittsburgh, Pennsylvania metropolitan area. With this growth and expansion comes an incremental increase in expenses and accordingly non-interest expenses increased $8.1 million or 9.9% over 2003, a portion of which was related to the additional four months of expenses from the August 31, 2004 Western Ohio acquisition. WesBanco’s efficiency ratio on a GAAP basis was 58.29% in 2004 compared to 56.12% in 2003.

The increase in salaries and wages, which comprise the largest component of operating expenses, was primarily due to the number of full-time equivalent employees increasing from 1,124 in at December 31, 2003 to 1,209 at December 31, 2004, with a portion of this increase attributable to the Western Ohio acquisition, as well as additional staffing in certain key areas. Later in the fourth quarter of 2004 WesBanco reduced personnel, with approximately 25 certain back office positions at Western Ohio being eliminated in conjunction with the acquisition and data processing system conversion. Also impacting salaries and wages were normal annual salary increases which normally take effect mid-year as well as additional production-related incentive compensation for employees meeting certain sales production goals, primarily in commercial and mortgage lending.

Employee benefit costs continue to increase primarily due to higher medical costs which are affecting nearly all companies, and to a lesser extent higher pension expense. Health insurance expense continued to climb in 2004, which contributed to an increase of $0.7 million or 20.4% over 2003, primarily due to higher insurance rates and an increase in the number of employees. For 2004 pension expense increased $0.2 million or 7.1% compared to 2003. WesBanco anticipates pension expense of approximately $2.3 million in 2005, compared to $2.4 million in 2004. In 2004, WesBanco also saw a rise in recruiting expenses, which was prompted by the need for certain key employee positions due to department and branch expansions in 2004.

For 2004, WesBanco’s net occupancy expense, which is comprised mainly of utility costs, office rental, general repairs and maintenance, maintenance agreements and depreciation expense increased, slightly over 2003 primarily due to the increase in the number of branches from the Western Ohio acquisition and the opening of two loan production offices in 2004.

WesBanco’s equipment expense, comprised of equipment depreciation, rental, repairs and maintenance, and service agreements increased over 2003 primarily due to an increase in service agreement expense. This increase was due to WesBanco opting to have certain computer systems covered by service agreements as well as having additional equipment to cover due to the expanded ATM network and the additional Western Ohio branches.

WesBanco’s core deposit intangible expense represents the amortization of the capitalized core deposit intangible. The increase in core deposit intangible expense was primarily due to the additional amount of amortization expense from the core deposit intangible recorded in conjunction with the 2004 Western Ohio acquisition, which added an additional $0.2 million in expense to this category for 2004, while the remaining $1.2 million in core deposit intangible amortization expense is associated with deposits acquired in the 2002 American acquisition. Please refer to Notes 1, 3 and 7 of the Consolidated Financial Statements for more information on accounting for goodwill and core deposit intangibles.

For 2004, other operating expense increased in several key areas. One of the largest increases was ATM costs based on transaction volume, which increased $0.7 million for 2004, compared to 2003 as WesBanco added additional machines in certain areas that experienced higher transaction volumes. Debit card and ATM interchange expenses also saw a marked increase due to the number of new cards issued from a special debit card promotion, the increased usage of debit and ATM cards by WesBanco’s existing customer base and additional cards issued to Western Ohio’s customers. Marketing expenses also increased $0.7 million, compared to 2003, due to additional costs associated with certain product marketing campaigns, and increased marketing in the acquired areas of Dayton/Springfield, Ohio. WesBanco also recorded $1.0 million in losses on equity partnerships and amortization expense relating to low-income housing partnerships for 2004 compared to $0.6 million in 2003, which are partially offset by certain tax benefits that WesBanco received on equity partnerships. In September of 2004, several of WesBanco’s market areas were hit by flash floods due to the remnants of Hurricane Ivan which caused damage to approximately 10 branches. Accordingly, WesBanco recorded a total of $0.3 million in estimated flood cleanup costs in the third and fourth quarters 2004. One branch in the Wheeling, West Virginia area was permanently closed in January 2005 due to the extensive damage that it sustained, and three other branches were closed for three to five months until renovations were completed.

For the merger-related expenses recorded in 2004 nearly all of the expense represents four months of costs related to the Western Ohio acquisition while the 2003 expense is entirely related to certain residual executive employment agreement expense from the American acquisition. For 2005, WesBanco estimates that approximately $0.6 million in merger-related expenses from the 2005 Winton acquisition will be recorded.

INCOME TAXES

WesBanco recorded a provision for federal and state income taxes of $9.0 million in 2004, which remained relatively consistent with the $8.7 million recorded in 2003. WesBanco’s effective tax rate decreased to 19.0% for 2004 from 19.4% for 2003. For 2005, it is currently anticipated that the effective tax rate will approximate between 21-22%.

Federal income tax expense increased $0.4 million to $8.5 million in 2004 from $8.1 million in 2003 primarily due to an increase in pre-tax income which was partially offset by an increase in low-income housing partnership tax credits. WesBanco’s West Virginia subsidiaries are subject to a state corporate net income tax, which is based upon federal taxable income, with certain modifications. The statutory West Virginia tax rate was 9.0% for 2004 and 2003. West Virginia income tax, included in the provision for income taxes, was $0.5 million for 2004 compared to $0.6 million for 2003. This decrease was primarily due to certain strategic business and tax-planning initiatives implemented in early 2003, utilizing a real estate investment trust.

WesBanco’s offices located in Ohio are subject to an Ohio franchise tax, which is assessed on capital at the beginning of the year, rather than a corporate net income tax. Ohio franchise taxes totaling $0.3 million are included in other operating expense and are relatively consistent with the amount recorded in 2003. For 2005, WesBanco anticipates that Ohio franchise tax will approximate $0.5 million due to the Western Ohio acquisition increasing the amount of taxable capital within the State of Ohio.

FINANCIAL CONDITION

SECURITIES

TABLE 6: COMPOSITION OF SECURITIES

	December 31,		2004-2003
(dollars in thousands)	2004	2003	$ Change	% Change	2002
Securities held to maturity (at amortized cost):
U.S. Treasury and Federal Agency securities	$—	$39,574	$(39,574)	-100.0%	$86,144
Obligations of states and political subdivisions (1)	367,780	369,816	(2,036)	-0.6%	382,752
Other debt securities	39,082	24,836	14,246	57.4%	30,265

Total securities held to maturity	406,862	434,226	(27,364)	-6.3%	499,161

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	314,399	387,419	(73,020)	-18.8%	362,694
Obligations of states and political subdivisions (1)	42,497	17,944	24,553	136.8%	8,152
Mortgage-backed securities	397,341	348,080	49,261	14.2%	297,923
Corporate and other securities (2)	11,083	13,440	(2,357)	-17.5%	25,966

Total securities available for sale	765,320	766,883	(1,563)	-0.2%	694,735

Total securities	$1,172,182	$1,201,109	$(28,927)	-2.4%	$1,193,896

Held to maturity securities:
Weighted average yield at the respective year end	6.25%	6.52%			6.30%
As a % of total securities	34.7%	36.2%			41.8%
Weighted average life (in years)	5.1	4.9			5.0
Available for sale securities:
Weighted average yield at the respective year end	3.95%	3.90%			4.94%
As a % of total securities	65.3%	63.8%			58.2%
Weighted average life (in years)	3.0	3.3			2.2

(1)	At December 31, 2004 and 2003, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2)	Other securities, classified as available for sale, include certain equity interests in business corporations.

Total investment securities, which represent a source of liquidity for WesBanco, decreased 2.4% from December 31, 2003 to December 31, 2004, primarily due to a decrease in U.S. Treasury and Federal Agencies in both the held to maturity and available for sale categories, which was partially offset by an increase in obligations of states and political subdivisions and mortgage-backed securities. For 2004, the investment portfolio’s yield on a tax equivalent basis was 4.83% which was slightly lower than 2003’s yield of 4.94%. For 2004, cash flows from the portfolio due to calls, maturities and prepayments decreased to $322.8 million, which was substantially lower that the $563.5 million for 2003. This decrease was primarily due to lower levels of calls as evidenced by $168.6 million in securities being called in 2004 compared to $287.7 million for 2003.

At December 31, 2004, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.64% and 1.60%, respectively, compared to 0.88% and 1.68%

at December 31, 2003. The premium amortization on the investment portfolio recorded as a reduction to interest income for 2004 was $5.5 million, down from the $7.2 million experienced in 2003. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the investment portfolio, is subject to increased amortization in times of accelerated prepayments, usually occurring when interest rates fall, and decreased amortization during periods of rising interest rates.

The discount accretion on the investment portfolio recorded into income was $1.8 million for 2004 compared to $1.7 million for 2003. The discount primarily relates to obligations of states and political subdivisions, which have longer average maturities, comprising 95.1% of the total discount.

At December 31, 2004, WesBanco had $432.3 million in investment securities in an unrealized loss position for less than 12 months and $89.8 million in investment securities in an unrealized loss position for more than 12 months, compared to $448.4 and $1.9 million for the same categories at December 31, 2003, respectively. The securities in an unrealized loss position may not be available to meet WesBanco’s short-term liquidity needs if management indicates its ability and intent to hold such loss position securities for a period of time sufficient for recovery of cost. WesBanco believes that the unrealized securities losses are all considered temporary impairment losses due to $497.1 million of the fair value of the securities at December 31, 2004 having fixed interest rates which causes their fair value to fluctuate in response to prevailing market interest rates. WesBanco does not believe any of the securities are impaired due to reasons of credit quality as none of the securities have had credit downgrades and all securities are paying principal and interest according to the contractual terms. At December 31, 2004 the single largest loss on any one security in the “Less than 12 months” category is $0.2 million and $0.1 million in the “12 months or more” category, compared to $0.2 million and $18.0 thousand, respectively at December 31, 2003. Accordingly, as of December 31, 2004, management believes the unrealized losses are temporary and no impairment loss has been recorded in the Consolidated Statements of Income. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for more information.

Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected a $1.6 million market loss as of December 31, 2004, compared to a $1.0 million market gain as of December 31, 2003. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized. During 2004, proceeds from the sale of available for sale securities were $161.4 million, compared to $160.6 million for 2003. During the latter part of 2004, WesBanco sold a portion of the $50.0 million in securities that were acquired from Western Ohio, in order to re-align certain securities with the investment strategies of WesBanco. In the third quarter of 2004, WesBanco sold certain equity securities resulting in an after tax gain of approximately $0.5 million. On a year to date basis for 2004, gross security gains of $2.8 million and gross security losses of $46 thousand were realized, compared to $3.1 million and $0.3 million, respectively, for 2003.

TABLE 7: MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

	December 31, 2004
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities held to maturity (at amortized cost):
U.S. Treasury and Federal Agency securities	$—	—	$—	—	$—	—	$—	—	$—	—
Obligations of states and political subdivisions (1)	5,884	6.88%	26,604	7.32%	115,477	6.68%	219,815	6.63%	367,780	6.70%
Other debt securities	—	—	—	—	—	—	39,082	2.01%	39,082	2.01%

Total securities held to maturity	5,884	6.88%	26,604	7.32%	115,477	6.68%	258,897	5.93%	406,862	6.25%

Securities available for sale: (2)
U.S. Treasury and Federal Agency securities	9,994	4.54%	108,806	3.50%	191,501	3.68%	5,023	3.50%	315,324	3.64%
Obligations of states and political subdivisions (1)	—	—	4,396	4.53%	16,260	5.32%	21,639	5.62%	42,295	5.39%
Mortgage-backed securities (3)	13,825	3.64%	333,247	3.98%	51,388	4.57%	977	5.14%	399,437	4.05%
Corporate and other securities (4)	—	—	6,236	3.38%	—	—	3,600	3.80%	9,836	3.54%

Total securities available for sale	23,819	4.02%	452,685	3.86%	259,149	3.96%	31,239	5.05%	766,892	3.95%

Total securities	$29,703	4.58%	$479,289	4.05%	$374,626	4.80%	$290,136	5.84%	$1,173,754	4.75%

*	Yields are calculated using a weighted average yield to maturity.

(1)	Average yields on obligations of states and political subdivisions have been calculated on a taxable equivalent basis using the federal statutory tax rate of 35%.

(2)	Maturity amounts and average yields on securities available for sale have been calculated based on amortized cost.

(3)	Mortgage-backed securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives.

(4)	Other securities include securities with no stated maturity date.

LOANS AND CREDIT RISK

The loan portfolio is WesBanco’s single largest balance sheet asset classification and the largest source of interest income. The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. In addition to the inherent risk of a change in a borrower’s repayment capacity, economic conditions and other factors beyond WesBanco’s control can adversely impact credit risk. WesBanco’s primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the loan portfolio that varies by category. WesBanco’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s repayment capacity; the adequacy of collateral, if any, to secure the loan; and other factors unique to each loan that may increase or mitigate its risk.

WesBanco’s loan portfolio consists of the five major categories of lending set forth in Table 8. WesBanco makes loans for business and consumer purposes. Business purpose loans consist of commercial and commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. The elements of risk that are distinct to a particular category of loans are explained further within that category of loans’ section of this Management’s Discussion and Analysis.

TABLE 8: COMPOSITION OF LOANS

	December 31,
	2004		2003		2002		2001		2000
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$409,904	16.5%	$369,786	19.1%	$306,071	16.8%	$271,269	17.6%	$268,633	16.9%
Commercial real estate	898,140	36.1%	623,243	32.2%	504,902	27.7%	342,337	22.2%	315,933	19.9%
Residential real estate	771,337	31.0%	577,362	29.9%	569,095	31.3%	501,916	32.6%	554,373	34.9%
Home equity	148,486	6.0%	111,981	5.8%	117,964	6.5%	98,400	6.4%	86,427	5.3%
Consumer	257,499	10.3%	249,425	12.9%	318,129	17.4%	320,251	20.8%	362,945	22.8%

Total portfolio loans	2,485,366	99.9%	1,931,797	99.9%	1,816,161	99.7%	1,534,173	99.6%	1,588,311	99.8%
Loans held for sale	3,169	0.1%	1,741	0.1%	4,724	0.3%	5,522	0.4%	2,391	0.2%

Total Loans	$2,488,535	100.0%	$1,933,538	100.0%	$1,820,885	100.0%	$1,539,695	100.0%	$1,590,702	100.0%

(1)	Loans are presented gross of the allowance for loan losses, net of unearned income on consumer loans and unamortized net deferred loan fees.

The increase in total loans between December 31, 2003 and December 31, 2004 reflects strong organic growth and the Western Ohio acquisition. Organic growth contributed approximately $199.8 million of this increase and was fueled primarily by WesBanco’s success in originating commercial and commercial real estate loan relationships in the Columbus, Ohio and western Pennsylvania markets, as well as continued expansion of existing relationships in other markets. This organic growth is attributed to strong loan demand, increased calling efforts on prospective customers and the addition or repositioning of lending personnel undertaken in 2003. The Western Ohio acquisition added approximately $337.9 million to the loan portfolio at the time of the merger.

Table 9 summarizes the changes in each major category of loans between December 31, 2003 and December 31, 2004 as attributable to organic growth versus acquired growth. For purposes of this table, acquired growth includes Western Ohio loans and $17.3 million of residential real estate loan pools purchased from other lending institutions.

TABLE 9: SUMMARY OF CHANGES IN LOANS

(dollars in thousands)	December 31, 2004	Organic Growth	Acquired Growth	December 31, 2003	$ Change	% Change	% Organic Growth	% Acquired Growth
Loans:
Commercial	$409,904	$24,157	$15,961	$369,786	$40,118	10.8%	4.0%	6.0%
Commercial real estate	898,140	150,318	124,579	623,243	274,897	44.1%	28.0%	16.0%
Residential real estate	771,337	7,812	186,163	577,362	193,975	33.6%	—	34.0%
Home equity	148,486	9,868	26,637	111,981	36,505	32.6%	9.0%	23.0%
Consumer	257,499	6,242	1,832	249,425	8,074	3.2%	2.0%	1.0%

Total portfolio loans	2,485,366	198,397	355,172	1,931,797	553,569	28.7%	11.0%	18.0%
Loans held for sale	3,169	1,428	—	1,741	1,428	82.0%	82.0%	0.0%

Total Loans	$2,488,535	$199,825	$355,172	$1,933,538	$554,997	28.7%	11.0%	18.0%

BUSINESS PURPOSE LOANS

Most business purpose loans are originated directly by WesBanco. At times, WesBanco may also participate in syndicated loans originated by other lending institutions, including Shared National Credits, which are defined by banking regulatory agencies as lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. WesBanco conducts its own customary credit evaluation before purchasing or participating in these loans. The risks associated with syndicated loans are similar to those of directly originated business loans, however additional risk may arise from limited ability to control actions of the syndicate or the lead lender.

WesBanco maintains a loan grading system that categorizes business loans, according to their level of credit risk. This grading system encompasses six categories that define each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business purpose loans are assigned a grade at their inception, and grades are regularly reviewed and evaluated. When the risk of a loan increases beyond that which is considered acceptable in the assigned grade, its grade is adjusted to reflect the change in risk. The loan grading system provides management with an effective early warning system of potential problems, assists in identifying adverse trends and evaluating the overall quality of the portfolio, and facilitates evaluating the adequacy of the allowance for loan losses.

Commercial: The increase in commercial loans between December 31, 2003 and 2004 is the result of organic growth of $24.2 million and approximately $16.0 million acquired in the Western Ohio merger. General improvement in the economy, pent up demand by businesses to make capital improvements, and a general perception in the business community that the recovery is sustainable contributed to higher commercial loan demand in all markets throughout 2004.

The commercial category consists of loans to a wide variety of businesses and includes revolving lines of credit to finance accounts receivable, inventory and other working capital requirements, and term loans to finance fixed assets other than real estate. Loans guaranteed by the United States Small Business Administration or similar agencies are also included in this category. Most commercial lines of credit are renewable or may be cancelled by WesBanco annually. However, lines of credit may also be committed for more than one year when appropriate. Term loans secured by equipment and other types of collateral have terms that are consistent with the purpose of the loan and generally do not exceed ten years.

TABLE 10: MATURITY DISTRIBUTION OF COMMERCIAL LOANS

	December 31, 2004
(in thousands)	In One Year or Less	After One Year through Five Years	Over Five Years	Total
Fixed rate loans	$10,532	$73,756	$29,272	$113,560
Variable rate loans	17,874	177,743	100,727	296,344

Total commercial	$28,406	$251,499	$129,999	$409,904

Loans to small and mid-size businesses, which are generally defined as those with annual revenues of $5 million or less, represent between 75% and 80% of the commercial loan portfolio. Participation in syndicated commercial loans totaled $22.0 million at December 31, 2004 and $3.1 million at December 31, 2003. This increase is primarily the result of approximately $13.0 million of new participation loans in the Central Ohio market and approximately $3.5 million in such loans acquired in the Western Ohio merger.

WesBanco categorizes commercial loans by industry according to the North American Industry Classification System, (“NAICS”). The commercial portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy. Table 11 sets forth information pertaining to commercial loans by industry sector. Growth in commercial loans during 2004 did not materially change the industry mix and the portfolio is generally diversified with no significant concentration in any single sector.

TABLE 11: COMMERCIAL LOANS BY INDUSTRY SECTOR

	December 31, 2004
(dollars in thousands)	Outstanding Balance	% of Total	Average Loan Balance	% of Capital	Available Balance on Lines of Credit	Largest Amount to a Single Obligor
Accommodation	$8,938	2.2%	$61	2.4%	$3,483	$1,067
Construction	50,139	12.2%	93	13.6%	25,199	5,000
Education	21,917	5.3%	535	5.9%	12,523	4,500
Entertainment	10,268	2.5%	163	2.8%	844	5,000
Government	18,265	4.5%	86	4.9%	6,012	1,798
Healthcare	33,032	8.1%	72	8.9%	32,645	3,000
Manufacturing	34,587	8.4%	118	9.3%	14,529	6,645
Mining	10,749	2.6%	87	2.9%	3,532	1,500
Real estate and leasing	23,082	5.6%	79	6.2%	13,919	1,965
Retail	67,018	16.4%	144	18.1%	25,868	6,850
Services	62,239	15.3%	95	16.8%	45,096	15,000
Transportation	12,054	2.9%	50	3.3%	1,454	2,324
Utilities	11,163	2.7%	588	3.0%	4,456	10,000
Wholesale	20,240	4.9%	103	5.5%	10,972	3,000
Other	26,213	6.4%	45	7.1%	18,787	1,199

Total	$409,904	100.0%	$95	110.7%	$219,319

The primary factors that are considered in underwriting commercial borrowers are their historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered include the borrower’s industry, their competitive advantages and disadvantages, the quality of management, and other external influences that may impact the business. These factors are also evaluated to determine their potential impact on repayment capacity. The type and amount of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand any temporary impairment of their cash flow. Commercial borrowers are required to provide WesBanco with periodic financial statements and other information when warranted, depending on the size and type of loan.

Credit risk in the commercial category is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets, and by requiring collateral where appropriate. Credit risk is monitored by performing regular periodic reviews of borrowing relationships over a predetermined amount subsequent to their origination, verifying each borrower’s compliance with applicable loan covenants, and evaluating the overall portfolio for levels of concentration. Certain types of collateral that fluctuate with business conditions, such as accounts receivable and inventory, may also be subject to regular reporting by the borrower to WesBanco and, in some instances, independent inspection or verification by WesBanco.

Commercial Real Estate: The substantial increase in commercial real estate loans between December 31, 2003 and 2004 is attributed to organic growth of $150.3 million primarily in the southwestern Pennsylvania and central Ohio markets and approximately $124.6 million acquired in the Western Ohio merger. Demand for commercial real estate remained strong in 2004 as investors continued to find investments in real estate more attractive than the equity and bond markets and demand was also strong for refinancing of existing commercial real estate projects earlier in the year from the drop in market rates in 2002 and 2003.

The commercial real estate category consists of loans to purchase, construct or refinance properties that are used by borrowers in the operation of their businesses and loans to finance investor-owned rental properties, including 1-to-4 family rental properties and multi-family apartment buildings. Commercial real estate loans generally have repayment terms ranging from 10 to 25 years depending on the type, age and condition of the property. Loans with amortization periods of more than 20 years will generally also have a maturity date or call option of 10 years or less.

TABLE 12: MATURITY DISTRIBUTION OF COMMERCIAL REAL ESTATE LOANS

	December 31, 2004
(in thousands)	In One Year or Less	After One Year through Five Years	Over Five Years	Total
Fixed rate loans	$10,378	$41,651	$35,659	$87,688
Variable rate loans	27,536	104,884	678,032	810,452

Total commercial real estate	$37,914	$146,535	$713,691	$898,140

Participation in syndicated commercial real estate loans totaled $49.9 million at December 31, 2004 and $28.1 million at December 31, 2003. This increase is primarily the result of approximately $7.0 million of new participation loans in the central Ohio and southwestern Pennsylvania markets and approximately $28.0 million in such loans acquired in the Western Ohio merger, net of approximately $21.0 million of participation loans repurchased by the originating bank during 2004.

Included in commercial real estate loans are construction loans totaling $54.0 million at December 31, 2004 and $33.0 million at December 31, 2003. This increase is attributed to an overall increase in commercial construction and residential housing development activity in certain of WesBanco’s markets. Commercial real estate construction loans are generally made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. Construction loans require payment of interest only during the construction period, which can range from as short as six months to up to three years for larger, multiple phase projects such as residential housing developments. This type of loan has the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget.

Commercial real estate loans are not concentrated in any single property type. Table 13 sets forth information pertaining to commercial real estate loans by property type. Growth in commercial real estate loans during 2004 did not materially change the property mix and the portfolio is generally diversified with no significant concentration in any single property type.

TABLE 13: COMMERCIAL REAL ESTATE LOANS BY PROPERTY TYPE

	December 31, 2004
(dollars in thousands)	Outstanding Balance	% of Total	Average Loan Balance	% of Capital	Available Balance on Lines of Credit	Largest Amount for a Single Property
1-to-4 family rentals	$100,491	11.2%	$81	27.1%	$21,374	$2,648
Multi-family housing	118,723	13.2%	512	32.1%	7,942	8,900
Commercial general purposes	139,662	15.6%	264	37.7%	9,441	3,147
Commercial specific purposes	75,826	8.4%	308	20.5%	5,092	5,959
Hotels and motels	31,327	3.5%	1,253	8.5%	4,005	7,026
Industrial and warehouses	54,834	6.1%	498	14.8%	11,339	3,224
Land and development	64,759	7.2%	189	17.5%	34,493	3,874
Medical and healthcare	32,162	3.6%	1,149	8.7%	3,388	4,985
Multiple or mixed use	74,564	8.3%	366	20.1%	8,844	12,039
Office buildings	117,216	13.0%	523	31.7%	1,555	7,799
Retail space	65,494	7.3%	395	17.7%	5,138	5,955
Other	23,082	2.6%	54	6.2%	1,940	1,097

Total	$898,140	100.0%	$238	242.6%	$114,551

The primary factors that are considered in underwriting commercial real estate loans are the borrower’s historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered include the borrower’s industry, their competitive advantages and disadvantages, the quality of management, and other external influences that may impact the business. These factors are also evaluated to determine their potential impact on repayment capacity. The primary factors that are considered in determining repayment capacity for investor-owned commercial real estate are the net operating income generated by the property, the type, quality and mix of tenants in the property, and the age, condition and location of the property. Environmental risk is also an important factor that is evaluated for commercial real estate loans. While real estate is the primary collateral, these loans may at times also be partially secured by other types of collateral. Real estate values are determined by obtaining appraisals of the property. Commercial real estate borrowers are required to provide WesBanco with periodic financial statements and other information such as rent rolls when warranted, depending on the size and type of property.

Credit risk in the commercial real estate category is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers; and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the loan balance in relation to the appraised value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan to value ratio. Loan to value ratios are generally limited to 80% of the value of the property, but lower ratios may be required for certain types of properties, or when other factors exist that may increase the potential volatility of the market value of a particular property type.

Credit risk in the commercial real estate portfolio is monitored by performing regular periodic reviews of borrowing relationships over a predetermined amount subsequent to their origination, verifying each borrower’s compliance with applicable loan covenants, and evaluating the overall portfolio for levels of concentration by property type. Commercial real estate risk is also managed by periodic site visits to financed properties and monitoring the factors in each of WesBanco’s markets that influence real estate collateral values such as rental rates, occupancy, and capitalization rates. Construction loan risk is mitigated by generally making commercial real estate construction loans to developers with established reputations who operate in WesBanco’s markets, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed.

CONSUMER PURPOSE LOANS

Residential real estate and home equity loans are generally originated directly by WesBanco. At times, WesBanco also purchases residential real estate loan pools originated by other lending institutions to maintain an appropriate balance of this category relative to total loans or to change the interest rate risk profile of the portfolio. WesBanco conducts its own customary evaluation before purchasing pools of residential real estate loans. The risks associated with purchased loan pools are generally similar to those of directly originated residential real estate loans, however, the servicing of those loans, including the collecting of payments, maintenance of escrow accounts and if necessary, foreclosure processing is generally performed by another party other than WesBanco.

Consumer loans are originated directly by WesBanco and indirectly through automobile dealers and other sellers of consumer goods. WesBanco conducts its own customary evaluation of both direct and indirect consumer loans.

WesBanco does not make “sub-prime” consumer purpose loans, as that term is commonly used in the banking industry. WesBanco does extend credit to borrowers that may have one or more characteristics of a sub-prime loan, such as credit bureau scores that are less than, or debt-to-income ratios that are greater than policy guidelines. These loans are generally only made when the credit risk associated with the sub-prime characteristics of the borrower are properly justified and mitigated by obtaining acceptable co-makers or guarantors or requiring additional collateral, or by the deposit and other non-lending relationships of the borrower with WesBanco.

WesBanco does not maintain statistical information about the industry in which consumer borrowers are employed because such information is typically obtained only when each loan is originated and often becomes inaccurate as borrowers change employment during the term of their loans. Instead, WesBanco estimates such information based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any of WesBanco’s markets. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on the risk of consumer purpose loans.

Residential Real Estate: The increase in residential real estate loans between December 31, 2003 and 2004 is principally attributed to $168.9 million of loans acquired in the Western Ohio merger and the purchase of approximately $17.3 million of loans originated by other lending institutions. Organic loan growth was impacted by a reduction in new loan activity in 2004 after several years of higher volume driven by record low interest rates. However, the more stable interest rate environment combined with periodic increases in rates also slowed the rate of prepayments and alleviated portfolio attrition compared to 2003. Still, new loan origination did not keep pace with the scheduled amortization of loans and resulted in constrained organic growth in 2004.

The residential real estate category consists of loans to consumers to purchase, construct or refinance personal residences. WesBanco originates conforming and non-conforming mortgages to be held in its portfolio. Non-conforming mortgages are those loans that do not meet all of the documentation standards for sale in the secondary market. The average original amount of new loans originated was approximately $109,000 for 2004 compared to approximately $91,000 for 2003, while the average balance of residential real estate loans approximated $61,000 at December 31, 2004 compared to $56,000 at December 31, 2003.

Residential real estate loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. Loans with greater than 15 year amortization are generally sold in the secondary market for asset/liability management purposes. Fifteen year fixed rate residential real estate loans totaled approximately $275.3 million at December 31, 2004 compared to $180.5 million at December 31, 2003. This increase in fixed rate loans is evenly attributable to organic loan origination, the Western Ohio acquisition and purchased pools of loans. The remainder of the portfolio has interest rates that adjust from between one and five years.

TABLE 14: MATURITY DISTRIBUTION OF RESIDENTIAL REAL ESTATE LOANS

	December 31, 2004
(in thousands)	In One Year or Less	After One Year through Five Years	Over Five Years	Total
Fixed rate loans	$6,553	$37,169	$349,457	$393,179
Variable rate loans	187	9,727	368,244	378,158

Total residential real estate	$6,740	$46,896	$717,701	$771,337

Included in residential real estate loans are construction loans totaling $20.4 million at December 31, 2004 and $9.5 million at December 31, 2003. This category includes homes being built under contract for the eventual occupant of the residence. Loans to contractors to finance speculative residential construction are included in the commercial real estate category. The increase in residential construction loans is attributable to overall improvement in the economy to support new home starts as well as the favorable interest rate environment that existed for most of the year. Residential real estate construction loans are approved with the expectation that they will convert to a permanent mortgage loan upon completion of construction. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences.

Credit risk in the residential real estate category is mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the amount of the loan in relation to the appraised value of the property. Loan requests that exceed credit policy loan-to-value guidelines generally must be supported by private mortgage insurance. Credit risk is also managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in each of WesBanco’s markets. Construction loans have a unique risk that the builder may not complete the residence, or not complete it on time or within budget. Construction risk is mitigated by evaluating the builder’s reputation and capacity to complete each project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed.

Home Equity: The increase in home equity lines of credit between December 31, 2003 and 2004 is attributed to organic growth of approximately $9.9 million that was driven by marketing campaigns aimed at generating new home equity lines and approximately $26.6 million acquired in the Western Ohio merger. The average home equity line of credit approximated $30,000 at December 31, 2004, which is comparable to the average line at December 31, 2003. The average usage of home equity lines generally ranges from 55-60% of the total amount available to each borrower.

The home equity category consists of revolving lines of credit to consumers that are secured by first or second liens on residential real estate located primarily within WesBanco’s market areas. Most home equity lines of credit are available to the borrower as a revolving line of credit for up to 15 years, at which time the outstanding balance is required to be repaid over a term of not more than 7 years. Some home equity lines of credit are available to the borrower for an indefinite period of time but may be cancelled by WesBanco under certain circumstances.

TABLE 15: MATURITY DISTRIBUTION OF HOME EQUITY LINES OF CREDIT

	December 31, 2004
(in thousands)	In One Year or Less	After One Year through Five Years	Over Five Years	Total
Fixed rate loans	$7	$892	$134	$1,033
Variable rate loans	234	27,441	119,778	147,453

Total home equity	$241	$28,333	$119,912	$148,486

Credit risk in the home equity category is similar to and therefore mitigated and monitored in much the same manner as described for residential real estate. Home equity lines are generally limited to an amount in relation to the value of the property net of the first mortgage, if any. The risk associated with the revolving availability of home equity lines is also mitigated by periodic reduction of the first mortgage amounts, which thereby increases the residual value of the collateral in relation to the amount of the home equity line.

Consumer: The increase in consumer loans between December 31, 2003 and 2004 is attributed to organic growth of approximately $6.3 million and approximately $1.8 million acquired in the Western Ohio merger. Organic growth resulted from a renewed focus on indirect lending as well as new products aimed at generating direct consumer loans. However, competition from zero-percent or low interest rate financing offered by large domestic automobile manufacturer finance companies continued to limit WesBanco’s ability to originate a substantial volume of indirect loans.

The consumer category consists of installment loans originated directly by WesBanco and, indirectly through dealers to finance purchases of automobiles, boats and other recreational vehicles, and lines of credit used by consumers that are either unsecured or secured by collateral other than residential real estate. Consumer loans are a homogeneous group of loans, generally smaller in amount, which are spread over a larger number of diverse individual borrowers. The maximum term for automobile loans and other installment loans is generally 72 months or less depending on the age of automobile and other factors for unsecured loans and loans secured by other collateral. Consumer lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change; however, WesBanco may cancel such lines under certain circumstances.

TABLE 16: MATURITY DISTRIBUTION OF CONSUMER LOANS

	December 31, 2004
(in thousands)	In One Year or Less	After One Year through Five Years	Over Five Years	Total
Fixed rate loans	$9,523	$148,413	$75,300	$233,236
Variable rate loans	465	18,335	5,463	24,263

Total consumer	$9,988	$166,748	$80,763	$257,499

Credit risk in the consumer category includes the impact of a general economic downturn, an isolated adverse event that impacts a major employer, individual loss of employment or other personal calamities, and collateral values that depreciate faster than the repayment of the loan balance. Consumer credit risk is mitigated by continuously monitoring delinquency levels and trends, pursuing collection efforts at the earliest stage of delinquency, and continually evaluating underwriting standards to determine to the extent possible those credit characteristics that predict credit performance.

Loans Held For Sale: This category of loans consists of residential real estate loans originated for sale in the secondary market. The amount of new loans originated for sale decreased 36.2% to $29.7 million in 2004 compared to $46.5 million in 2003. This decrease is attributed to an overall industry-wide decline in new loan activity due to a more stable interest rate environment and to WesBanco’s focus on originating loans for its own portfolio to offset attrition from the amortization of existing loans and increased prepayments.

Credit risk associated with loans held for sale is mitigated by entering into sales commitments with secondary market purchasers of the loans at the time the loans are to be funded. This practice has the effect of minimizing the amount of such loans that are held in the portfolio at any point in time. WesBanco generally has not serviced these loans after their sale in the secondary market, but will begin servicing such loans in 2005 as a result of acquiring a secondary market servicing unit in connection with the Winton acquisition on January 3, 2005.

LOAN COMMITMENTS

Loan commitments, which are not reported on the balance sheet, consist of available balances under lines and letters of credit for both business and consumer purpose loans. This includes commercial lines of credit, home equity and other consumer lines of credit, commercial and residential construction loans, and commercial and standby letters of credit as set forth in Table 17.

TABLE 17: SUMMARY OF LOAN COMMITMENTS

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Lines of credit:
Commercial	$177,316	$153,878	$118,340	$137,655	$87,140
Commercial real estate	114,551	60,884	43,201	27,565	31,126
Residential real estate	10,838	4,796	4,376	3,356	2,921
Home equity	118,297	96,350	89,238	76,234	60,098
Consumer	10,322	9,814	6,815	6,613	6,331
Letters of credit	42,003	31,579	29,088	18,263	7,415

Total	$473,327	$357,301	$291,058	$269,686	$195,031

The increase in commitments to extend credit between December 31, 2003 and 2004 is attributed to organic growth in commercial lines of credit, including participation in lines originated by other financial institutions, commercial and residential real estate construction loans, and home equity lines of credit. Loan commitments acquired in the Western Ohio merger approximated $41.0 million, which consisted primarily of home equity lines of credit, participation in commercial real estate construction loans, and commercial letters of credit.

Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by WesBanco. However, lines of credit and letters of credit may also be committed for more than one year when appropriate. Home equity and other consumer lines of credit are generally available to the borrower beyond one year. Construction loan commitments are generally available to the borrower for up to one year for residential construction loans, but may extend beyond one year for certain types of commercial real estate projects. All loan commitments are cancelable by WesBanco regardless of their duration under certain circumstances.

TABLE 18: MATURITY DISTRIBUTION OF LOAN COMMITMENTS

	December 31, 2004
(in thousands)	In One Year or Less	After One Year through Five Years	Over Five Years	Total
Lines of credit:
Commercial	$10,837	$150,358	$16,121	$177,316
Commercial real estate	15,165	70,740	28,646	114,551
Residential real estate	703	—	10,135	10,838
Home equity	207	33,720	84,370	118,297
Consumer	21	9,933	368	10,322
Letters of credit	12,009	27,939	2,055	42,003

Total loan commitments	$38,942	$292,690	$141,695	$473,327

GEOGRAPHIC DISTRIBUTION OF LOANS

WesBanco generally extends credit to borrowers that are primarily located within the market areas where WesBanco has branch offices. There are no significant loans to commercial borrowers or loans to finance commercial real estate located outside of WesBanco’s market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with WesBanco. Residential real estate includes purchased pools of loans that include properties located outside of WesBanco’s markets. These loans do not present more than normal risk because of the underlying credit quality of the individual loans in the pool.

Table 19 approximates the geographic distribution by state for each major category of loans at December 31, 2004 based on the location of the borrower’s business for commercial loans; the property for commercial real estate, residential real estate and home equity loans; and the borrower’s primary residence for consumer loans. The Upper Ohio Valley market continues to represent a significant but reduced percentage of the loan portfolio, with loans in the northern panhandle of West Virginia and southeastern Ohio representing approximately 30% of total loans at December 31, 2004 compared to approximately 45% at December 31, 2003. This change in the geographic distribution of loans is the result of strong growth in other markets such as Columbus, Ohio and southwestern Pennsylvania as well as the acquisition of Western Ohio, which positioned WesBanco in the Springfield/Dayton, Ohio markets. The acquisition of Winton on January 3, 2005 will increase the percentage of commercial real estate, residential real estate, and home equity loans in Ohio to between approximately 45% and 50% of total loans in each of those categories, while total loans in Ohio will approximate 43%.

TABLE 19: GEOGRAPHIC DISTRIBUTION OF PORTFOLIO LOANS

	December 31, 2004
	Commercial		Commercial Real Estate		Residential Real Estate		Home Equity		Consumer		Total Loans
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
West Virginia	$273,033	66.6%	$416,909	46.4%	$410,229	53.2%	$85,235	57.4%	$162,219	63.0%	$1,347,625	54.2%
Ohio	82,019	20.0%	363,639	40.5%	238,893	31.0%	58,724	39.5%	68,756	26.7%	812,031	32.7%
Pennsylvania	46,306	11.3%	102,278	11.4%	33,263	4.3%	1,556	1.0%	13,252	5.1%	196,655	7.9%
Other	8,546	2.1%	15,314	1.7%	88,952	11.5%	2,971	2.1%	13,272	5.2%	129,055	5.2%

Total	$409,904	100.0%	$898,140	100.0%	$771,337	100.0%	$148,486	100.0%	$257,499	100.0%	$2,485,366	100.0%

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual and renegotiated loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans. Other impaired loans include certain loans that are internally classified as substandard or doubtful.

Loans are placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection. Except for certain consumer and residential real estate loans as discussed in the Notes to the Consolidated Financial Statements, when a loan is placed on non-accrual, interest income may not be recognized as cash payments are received.

Loans are categorized as renegotiated when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the face amount of the loan; as well as an extension of the maturity date or the amortization schedule. Loans may be removed from renegotiated status after they have performed according to the renegotiated terms for a period of time.

WesBanco considers loans that are classified as substandard or doubtful because of a borrower’s diminished repayment capacity to be impaired when they are not fully secured by collateral or the observable market price for the loan is less than the outstanding balance. Such loans continue to accrue interest, have not been renegotiated, and may or may not have a record of delinquent payments.

Other real estate and repossessed assets consists primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property. This category may also include bank premises held for sale and residential real estate of relocated employees, which do not arise as a result of lending activities.

TABLE 20: NON-PERFORMING ASSETS, OTHER IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Non-accrual:
Commercial	$2,511	$4,093	$3,598	$2,598	$1,048
Commercial real estate	4,768	3,901	3,519	1,258	4,096
Residential real estate	785	266	301	143	361
Home equity	28	—	—	—	—
Consumer	103	2	62	31	56

Total	8,195	8,262	7,480	4,030	5,561

Renegotiated:
Commercial	—	—	—	—	—
Commercial real estate	—	653	2,633	3,735	381
Consumer	—	—	13	21	36

Total	—	653	2,646	3,756	417

Total non-performing loans	8,195	8,915	10,126	7,786	5,978
Other real estate owned and repossessed assets	2,059	2,907	4,213	3,215	3,424

Total non-performing assets	10,254	11,822	14,339	11,001	9,402

Other impaired loans:
Commercial	5,295	3,935	6,965	2,230	4,060
Commercial real estate	1,783	2,096	4,284	4,125	7,453

Total other impaired loans	7,078	6,031	11,249	6,355	11,513

Total non-performing assets and other impaired loans	$17,332	$17,853	$25,588	$17,356	$20,915

Non-performing loans as a percentage of total loans	0.33%	0.46%	0.56%	0.51%	0.38%
Non-performing assets as a percentage of total assets	0.26%	0.34%	0.43%	0.44%	0.41%
Percentage of non-performing assets to total loans outstanding and other real estate owned and repossessed assets	0.41%	0.61%	0.79%	0.71%	0.59%
Percentage of non-performing loans and other impaired loans to loans outstanding	0.61%	0.77%	1.17%	0.92%	1.10%
Past due 90 days or more:
Commercial	$665	$1,349	$1,460	$720	$1,164
Commercial real estate	3,602	1,100	3,766	1,469	1,542
Residential real estate	2,133	3,858	4,688	4,206	1,984
Home equity	439	290	344	490	148
Consumer	745	1,198	1,847	3,611	1,743

Total past due 90 days or more	$7,584	$7,795	$12,105	$10,496	$6,581

Non-performing loans, which are defined as non-accrual and renegotiated loans, decreased between December 31, 2003 and December 31, 2004 due to overall improvement in credit quality and to successful implementation of various risk reduction strategies, including loan sales when appropriate. Loan sales removed $1.6 million from non-performing loans in 2004 at a loss of $0.2 million, which is reflected in the total of charge-offs for the year. Non-performing loans at December 31, 2004 reflect continued weakness and contraction in certain industries that have not yet benefited from overall improvement in the economy. Loans to companies in the manufacturing and transportation industries represent 33% of non-performing commercial loans and loans secured by industrial properties used by manufacturing companies represent 47% of non-performing commercial real estate loans at December 31, 2004.

Other real estate and repossessed assets decreased between December 31, 2003 and December 31, 2004 as a result of improved credit quality, which led to fewer foreclosures and repossessions as well as aggressive marketing of existing inventory of such properties throughout the year. Residential real estate of relocated employees included in other real estate and repossessed assets represented $0.5 million at December 31, 2004 compared to $0.1 million at December 31, 2003.

Other impaired loans increased between December 31, 2003 and December 31, 2004 even though WesBanco made significant progress toward reducing or exiting certain types of credits during the year. This increase primarily reflects deterioration in credit quality of loans in the manufacturing industry sector.

Loans past due 90 days or more and still accruing interest decreased between December 31, 2003 and December 31, 2004 as a result of WesBanco’s continued focus on controlling delinquency for all types of loans at the earliest stage of their becoming past due. Commercial real estate loans past due 90 days or more at December 31, 2004 include a hotel loan that is also considered impaired at December 31, 2004 and December 31, 2003.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased between December 31, 2003 and December 31, 2004 as a result of the acquired allowance of Western Ohio and provisions to recognize probable loss associated with organic loan growth. The reduction in the allowance as a percentage of total loans is attributable to improved credit quality as well as the change in the composition of the loan portfolio as a result of the Western Ohio acquisition. Residential real estate loans, which have the lowest historical loss rate of any category of loans, represented 51% of Western Ohio’s loan portfolio compared to 29% for WesBanco prior to the acquisition. Therefore a lower allowance as a percentage of total loans is appropriate due to this change in the risk characteristics of the loan portfolio at the time of the merger as well as the overall improvement in credit quality in 2004.

TABLE 21: ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2004		2003		2002		2001		2000
Beginning Balance—Allowance for loan losses	$26,235		$25,080		$20,786		$20,030		$19,752
Allowance for loan losses of acquired bank	2,071		—		3,903		—		—
Provision for loan losses	7,735		9,612		9,359		5,995		3,225
Charge-offs:
Commercial	1,967		2,613		1,888		1,389		806
Commercial real estate	937		1,402		2,207		793		668
Residential real estate	329		293		328		352		137
Home equity	85		43		172		36		39
Consumer	4,850		4,776		5,121		3,268		2,445

Total charge-offs	8,168		9,127		9,716		5,838		4,095

Recoveries:
Commercial	403		126		243		49		314
Commercial real estate	48		39		37		149		34
Residential real estate	68		30		86		17		29
Home equity	—		—		2		—		—
Consumer	1,094		475		380		384		771

Total recoveries	1,613		670		748		599		1,148

Net loan charge-offs	6,555		8,457		8,968		5,239		2,947

Ending Balance—Allowance for loan losses	$29,486		$26,235		$25,080		$20,786		$20,030

Components of the allowance for loan losses: (1)
General reserves pursuant to SFAS No. 5	$27,863		$23,674		$20,405		$15,908		$13,519
Specific reserves pursuant to SFAS No. 114	1,623		2,561		4,675		4,878		6,511

Total allowance for loan losses	$29,486		$26,235		$25,080		$20,786		$20,030

Ratio of net charge-offs to average loan type:
Commercial	0.41%		0.78%		0.55%		0.50%		0.22%
Commercial real estate	0.12%		0.25%		0.45%		0.20%		0.19%
Residential real estate	0.01%		0.05%		0.04%		0.06%		0.02%
Home equity	0.07%		0.04%		0.14%		0.04%		0.05%
Consumer	1.48%		1.57%		1.42%		0.84%		0.48%

Total ratio of net charge-offs to average loans	0.31%		0.46%		0.50%		0.34%		0.19%

Allowance for loan losses to total loans	1.18%		1.36%		1.38%		1.35%		1.26%
Allowance for loan losses to total non-performing loans	3.60	x	2.94	x	2.48	x	2.67	x	3.35	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	1.87	x	1.57	x	1.13	x	1.14	x	1.59	x
Provision for loan losses to net loan charge-offs	118.0%		113.7%		104.4%		114.4%		109.4%

(1)	Specific reserves have been adjusted to reclassify amounts disclosed as part of that component in prior years to be consistent with their current period classification. These amounts represent allocations for pools of loans that were not individually tested for impairment, which are therefore more appropriately categorized as general reserves.

Please refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” in this Management’s Discussion and Analysis for additional information about the factors that impact management’s estimation of probable losses to determine the appropriate allowance for loan losses.

Net charge-offs decreased between December 31, 2003 and December 31, 2004. Excluding the effect of losses attributable to impaired loan sales in 2003, net charge-offs would have decreased 10.6% between periods. These decreases are the result of overall improvement in credit quality that contributed to a 37.1% and 27.7% reduction in commercial and commercial real estate losses, respectively, and a 130.8% increase in consumer loan recoveries as management, utilizing outside collection agencies, increased efforts to collect amounts charged off in prior periods.

Specific reserves decreased by a greater proportion than the decrease in related totals of non-performing and impaired loans because loans that required specific reserves at December 31, 2004 were better protected by the value of their collateral than loans that required specific reserves at December 31, 2003. This change also reflects WesBanco’s success in implementing risk reduction strategies during 2004 to remove those impaired loans with the greatest risk of loss from the portfolio. Sales of impaired commercial real estate loans eliminated approximately $0.5 million at December 31, 2003 and $0.4 million at December 31, 2004 from specific reserves.

Other factors that impacted management’s estimation of probable losses at December 31, 2004 included economic conditions in certain markets, weakness in specific industry sectors as well as loans to small businesses in general, and rising interest rates.

The general economy continued to rebound and contributed to strong loan demand and growth throughout 2004. However, pockets of economic weakness or uncertainty exist in one or more of WesBanco’s markets, the most significant of which is the Upper Ohio Valley, which represents approximately 25 to 30 percent of WesBanco’s loan portfolio. The Upper Ohio Valley economy continues to be adversely impacted by the difficulties that have faced the primary metals industry in recent years. Two of the ten largest integrated steel companies in the United States are headquartered in the Upper Ohio Valley. Both companies operated under Chapter 11 of the Bankruptcy Act for a significant time in 2004 and have significantly reduced their workforce. While the prospects of both of these companies have improved, with one emerging from bankruptcy and resuming profitable operations and the other selling to a large integrated steel company which is itself in the process of selling to an overseas based company, the longer-term outlook is still uncertain. In addition, a leading producer of aluminum headquartered in the Upper Ohio Valley is currently operating under Chapter 11 protection and has curtailed or shuttered certain of its operating facilities. As of December 31, 2004, WesBanco had no material direct credit exposure to the steel or aluminum producing industries. However, WesBanco extends credit to consumers employed in those industries and to businesses that provide products or services to the industries. In addition, a number of other businesses not directly associated with the primary metals industry would be adversely impacted by a significant loss of employment.

There are no other markets in which WesBanco operates that have been as severely impacted by local economic conditions or industry specific concerns as the Upper Ohio Valley. However, weakness in other parts of the manufacturing sector became evident in other markets toward the latter part of 2004 and there has also been some deterioration in the credit quality of loans to small businesses in 2004. Many small companies have been under significant pressure from new competition, fundamental changes in their respective industries, and the impact of the protracted economic downturn of the last two years on the profitability of their operations.

Rising interest rates impact all markets, particularly those borrowers whose interest rates are adjustable with changes in short-term interest rate indexes such as the prime rate. The Federal Reserve Bank’s Open Market Committee raised interest rates five times during 2004 following a sustained period of falling rates that began in 2001 and continued through the middle of 2003. Higher interest rates create an increased probability of default for borrowers whose interest rates on loans are subject to immediate change, thereby increasing the amount of inherent loss in all categories of the loan portfolio that have variable interest rates.

TABLE 22: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Commercial	$12,957	$9,852	$9,473	$6,963	$7,418
Commercial real estate	10,521	10,660	9,046	8,421	8,437
Residential real estate	1,163	749	800	680	731
Home equity	295	223	106	59	154
Consumer	4,550	4,751	5,655	4,663	3,290

Total allowance for loan losses	$29,486	$26,235	$25,080	$20,786	$20,030

The allowance for commercial loans increased between December 31, 2003 and December 31, 2004 primarily due to recent increases in historic loss rates and impaired commercial loans, identifiable weakness in the manufacturing industry sector, and the factors discussed above that impact many small businesses. Rising interest rates also have the most immediate impact on commercial loans compared to other categories of loans. The allowance for commercial real estate loans decreased between December 31, 2003 and December 31, 2004 despite significant growth in this category of loans. Probable losses did not increase proportionately with the rate of growth in this category of loans due to continued strength in the commercial real estate market, the quality of new loans originated, and the positive impact of the sale of selected impaired commercial real estate loans in 2003 and 2004. Adjustments to reflect differences between original estimates of loss during previous periods and actual observed losses in subsequent periods, including the current year, also reduced the current estimate of probable losses in commercial real estate loans. The allowance for residential real estate loans increased between December 31, 2003 and December 31, 2004 primarily as a result of the increase in that category of loans from the Western Ohio acquisition. The allowance for consumer loans decreased between December 31, 2003 and December 31, 2004 due to nominal growth and improvement in historic loss experience on that category of loans in 2004.

The amount of the allowance that is attributed to the inherent imprecision of loss estimated models and the variability of management’s estimates impact each loan category to different degrees. The imprecision factor is most significant for business loans because they represent the most significant percentage of the loan portfolio and business loan losses can be for significantly larger amounts when they occur, which can significantly alter historical loss rates in the periods that such losses are recognized. The recent growth in business loans also implies a higher risk of loss that is yet to be detected until the newer loans become more seasoned regardless of their apparent quality at their origination. Conversely, consumer loan losses are generally smaller in amount for each loan but occur with greater regularity. Residential real estate and home equity loan losses occur infrequently and represent the smallest component of historical losses. Therefore, consumer purpose loan losses tend to be more predictable and estimable from period to period than business loans. The amount of the allowance attributed to the imprecision of loss estimation models and the other factors described above approximated $2.7 million at December 31, 2004 compared to $2.4 million at December 31, 2003, or 9% of the total allowance at the end of both periods. This amount is allocated in Table 22 to the commercial and commercial real estate loan categories.

TABLE 23: ALLOWANCE FOR LOAN LOSS SENSITIVITY ANALYSIS

The following table shows the impact on WesBanco’s allowance for loan losses using different assumptions at December 31, 2004:

	General Reserve SFAS No. 5 Component		Specific Reserve SFAS No. 114 Component
(in thousands)	Up 10%	Down 10%	Up 10%	Down 10%
Commercial	$1,113	$(1,113)	$103	$(103)
Commercial real estate	792	(792)	71	(71)
Residential real estate	155	(155)	—	—
Home equity	30	(30)	—	—
Consumer	450	(450)	—	—

Total	$2,540	$(2,540)	$174	$(174)

Table 23 provides an indication of the extent to which the provision for loan losses, and therefore net income, could be effected by changes in the factors used to determine the allowance for loan losses. The impact on the SFAS No. 5 component assumes a 10% increase or decrease in expected loss rates for each category of loans other than those for which a SFAS No. 114 reserve is established. The impact on the SFAS No. 114 component assumes a change in the underlying estimates that result in a 10% increase or decrease in specific reserves on impaired loans. This analysis is not intended to imply expected future changes in any of these assumptions or estimates.

Although the allowance is allocated as described in Table 22, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable losses at December 31, 2004. However, future adjustments to the allowance may be necessary due to changes in historic loss rates, specific reserves, economic conditions, and other portfolio trends.

DEPOSITS

TABLE 24: DEPOSITS

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2004	2003
Deposits:
Non-interest bearing demand	$355,364	$328,337	$27,027	8.2%
Interest bearing demand	312,080	307,925	4,155	1.3%
Money market	587,523	563,295	24,228	4.3%
Savings deposits	362,581	352,324	10,257	2.9%
Certificates of deposit	1,108,386	930,201	178,185	19.2%

Total deposits	$2,725,934	$2,482,082	$243,852	9.8%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 80 branches in West Virginia, Ohio and Western Pennsylvania. All categories of deposits increased between December 31, 2003 and December 31, 2004, primarily from the Western Ohio acquisition which added approximately $255 million in deposits to WesBanco’s balance sheet at the time of acquisition.

The increase in non-interest bearing demand deposits for 2004 was due to WesBanco placing increased marketing emphasis on transaction-based accounts, which are typically viewed as a lower-cost funding source and may also provide WesBanco ancillary activity fee income. Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest based on a market index and a tiered structure based on the customer’s outstanding balance. During 2004, customers continued to favor variable rate deposit products over fixed rate certificates of deposit. As rates have begun to rise since the third quarter of 2004, WesBanco is beginning to see an increase in certificates of deposit with a corresponding decrease in money market accounts as customers seek the higher rates offered on longer term certificates of deposit. In 2005, $450.1 million in certificates of deposit are scheduled to mature. If interest rates continue to rise in 2005, these deposits could re-price upward based on WesBanco’s current rates at that time, which could place additional stress on the net interest margin if WesBanco decides to pursue these types of deposits, over other types of deposit accounts, based on WesBanco’s liquidity needs. Savings accounts remained relatively flat since these accounts generally pay interest below 1% and are less attractive to customers due to the flexibility and higher interest rates offered on money market accounts and short term certificates of deposit. A new tiered savings product is currently being test marketed at higher rates in WesBanco’s new markets.

For 2005, WesBanco will continue its focus on lower cost transaction based accounts, as well as offering special promotions on certain certificates of deposit maturities and other product types based on competition, geography, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 25: MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR MORE

	December 31,		$ Change	% Change
(dollars in thousands)	2004	2003
Maturity:
Under three months	$37,709	$24,294	$13,415	55.2%
Three to six months	27,947	22,032	5,915	26.8%
Six to twelve months	42,943	39,788	3,155	7.9%
Over twelve months	205,108	142,504	62,604	43.9%

Total certificates of deposit of $100,000 or more	$313,707	$228,618	$85,089	37.2%

Interest expense on certificates of deposit of $100,000 or more was approximately $7,284 in 2004, $6,815 in 2003 and $7,443 in 2002.

TABLE 26: GEOGRAPHIC DISTRIBUTION OF DEPOSITS

Table 26 approximates the geographic distribution by state for WesBanco’s deposits at December 31, 2004 and 2003 based on branch location. The West Virginia market continues to represent the majority of WesBanco’s depositor base. The recent Western Ohio acquisition has increased the percentage of deposits in Ohio and has given WesBanco new market areas in which to expand its services to existing and potential depositors. The Ohio deposit base is continuing to grow, especially by acquisition and after the January 3, 2005 Winton acquisition, WesBanco estimates the percentage of deposits in Ohio will increase to approximately 36%.

	December 31, 2004		December 31, 2003
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
West Virginia	$1,931,995	70.9%	$1,951,469	78.7%
Ohio	749,571	27.5%	502,491	20.2%
Pennsylvania	44,368	1.6%	28,122	1.1%

Total	$2,725,934	100.0%	$2,482,082	100.0%

BORROWINGS

TABLE 27: BORROWINGS

	December 31,
(in thousands)	2004	2003	$ Change	% Change
Borrowings:
Federal Home Loan Bank Borrowings	$599,411	$361,230	$238,181	65.9%
Other borrowings	200,513	217,754	(17,241)	-7.9%
Junior subordinated debt	72,174	30,936	41,238	133.3%

Total borrowings	$872,098	$609,920	$262,178	43.0%

WesBanco is a member of the FHLB of Pittsburgh. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. The FHLB of Pittsburgh stock, which is recorded at cost of $27.7 million at December 31, 2004, is also pledged as collateral for these advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at December 31, 2004, which WesBanco is approved for collateralized advances, is $915.5 million compared to $790.8 million at December 31, 2003.

At December 31, 2004, WesBanco had $599.4 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted average interest rate of 3.31%, compared to $361.2 million of FHLB of Pittsburgh borrowings at December 31, 2003, with a weighted average interest rate of 3.58%. The increase was due to an additional $147.3 million in net new FHLB of Pittsburgh borrowings throughout 2004 as well as the addition of approximately $111.0 million in borrowings from the FHLB of Cincinnati assumed in the Western Ohio acquisition. WesBanco increased its FHLB borrowings primarily to lengthen the maturities of its borrowings in a rising rate environment and as an additional funding source for loan growth along with the net pay downs in investment securities. FHLB borrowings have maturities ranging from the years 2005 to 2021. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. WesBanco periodically analyzes overall maturities of its FHLB borrowings and may restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $599.4 million outstanding at December 31, 2004, $100.0 million in FHLB of Pittsburgh convertible select fixed rate advances and $52.0 million in FHLB of Cincinnati convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 11, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other borrowings, which consist of federal funds sold, securities sold under agreement to repurchase, treasury tax and loan notes and a revolving line of credit, at December 31, 2004 were $200.5 million compared to $217.8 million at December 31, 2003. The decrease was primarily due to an intentional lengthening of overall borrowed funds in a rising rate environment, as well as the liquidity needs of WesBanco and customer tendencies. The revolving line of credit is a senior obligation of the parent company for an initial two year period subject to renewal from a large southeastern U.S. based bank. This line of credit was $20.0 million in 2003, and was increased in 2004 to $35.0 million and at December 31, 2004 and 2003 had no outstanding balance. The line has various performance covenants and other obligations, which WesBanco was in compliance with at December 31, 2004, and depending on tangible capital has a rate between the one-month LIBOR plus 90 basis points and the one-month LIBOR plus 120 basis points, plus an unused line commitment fee of 12.5 basis points. WesBanco utilized $20.0 million of the revolving line of credit in January of 2005 to fund part of the cash portion of the Winton acquisition. Please refer to Note 12, “Other Borrowings,” of the Consolidated Financial Statements for additional information.

In June of 2004, WesBanco created two wholly-owned trust subsidiaries, WesBanco Capital Trusts IV and V, which issued $41.2 million of junior subordinated debt to WesBanco at the parent company level, at an initial weighted average rate of 5.44%. WesBanco used approximately $28.6 million of the junior subordinated debt issuance to fund the Western Ohio acquisition with the remaining amount available to fund a portion of the pending Winton acquisition. In June 2003, WesBanco redeemed all of the 8.50% Junior Subordinated Deferrable Interest Debentures held by WesBanco Capital Trust I, by redeeming 1,265,000 shares of its outstanding 8.50% Cumulative Trust Preferred Securities. A total of $12.65 million of trust preferred securities were redeemed at a price of $10.00 per share plus accrued and unpaid interest. In June of 2003, WesBanco created two new trusts, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which issued $30.9 million of junior subordinated debt to WesBanco. Please refer to Note 13, “Junior Subordinated Debt and Trust Preferred Securities,” of the Consolidated Financial Statements for additional information.

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include accrued interest, unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements. The table below does not include the obligations of Winton, which was acquired on January 3, 2005, or fixed asset commitments of WesBanco at December 31, 2004, which are discussed in the “Liquidity Risk” section of this Management’s Discussion and Analysis.

TABLE 28: CONTRACTUAL OBLIGATIONS

		December 31, 2004
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	—	$1,617,548	$—	$—	$—	$1,617,548
Certificates of deposit	10	450,086	552,245	100,773	5,282	1,108,386
Federal Home Loan Bank borrowings	11	100,003	320,177	125,886	53,345	599,411
Other borrowings	12	200,513	—	—	—	200,513
Junior subordinated debt	13	—	—	—	72,174	72,174
Senior executive retirement plans and severance agreements	—	167	133	137	453	890
Non compete and consulting agreements	—	265	491	168	125	1,049
Limited partnership funding commitments	9	2,113	4,123	1,544	2,020	9,800
Operating leases	6	790	1,316	686	2,387	5,179
Future benefit payments under pension plans	14	1,584	3,185	3,648	13,395	21,812

Total		$2,373,069	$881,670	$232,842	$149,181	$3,636,762

WesBanco’s future benefit payments under pension plans represents the estimated amounts based on actuarial assumptions and does not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 14, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

WesBanco also enters into interest rate swap agreements, which requires quarterly cash payments to counterparties depending on changes in interest rates. These interest rate swap agreements are carried at fair value on the Consolidated Balance Sheet with the fair value representing the net present value of expected future cash payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Since the interest rate swap liabilities recorded on the balance sheet at December 31, 2004 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Please refer to Notes 1 and 20 of the Consolidated Financial Statements for more information on derivatives.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Since many of these commitments expire unused or partially used, these amounts may not reflect future cash requirements. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this Management’s Discussion and Analysis for additional information

CAPITAL RESOURCES

Shareholders’ equity increased to $370.2 million at December 31, 2004 from $318.4 million at December 31, 2003. The increase was primarily due to the release of $28.3 million in treasury stock and the $7.9 million in additional surplus necessary to fund the Western Ohio acquisition, as well as current year earnings of $38.2 million. These increases were partially offset by the payment of $20.2 million in dividends.

In accordance with WesBanco’s current Board of Directors approved one million share stock repurchase plan, WesBanco purchased 144,474 shares during 2004 at an average price of $28.79 per share. During 2004, WesBanco stock repurchase activity was significantly less than the 830,659 shares repurchased in 2003 due to current SEC rules which limit a company’s ability to repurchase shares during any period involving a pending acquisition. As of December 31, 2004, 516,643 shares of WesBanco common stock remained authorized to be purchased under the current one million share stock repurchase plan, which began on April 17, 2003. The shares are purchased for general corporate purposes, which may include potential acquisitions, dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. For 2005, WesBanco plans to resume its stock repurchases based on availability of stock, WesBanco’s liquidity and overall capital levels, subject to required blackout periods and Board authorized levels of shares to be purchased.

Strong and consistent earnings coupled with a high level of capital have enabled WesBanco to continue to increase dividends per share. Effective with the first quarter of 2004, WesBanco increased its quarterly dividend per share 4.2% to $0.25 from $0.24. For 2004, dividends increased to $1.00 per share, or 4.2% on an annualized basis, compared to $0.96 per share in the prior year. This dividend increase represented the nineteenth consecutive year of dividend increases at WesBanco. The 2004 dividend per share payout ratio was 52.6% compared to 53.3% in 2003. The dividend was increased in February 2005 to $0.26 per share, an increase of 4.0% over the prior dividend rate.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under Federal and State laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2004, the parent company may receive without prior regulatory approval a dividend of up to $5.8 million from the Bank. Please refer to Note 22, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.

In addition, WesBanco’s parent company line of credit agreement requires the maintenance of a minimum tangible shareholders’ equity to tangible total assets of 6.25%, and at December 31, 2004 such ratio was 7.65%. For this purpose, tangible shareholders’ equity excludes goodwill and other intangibles, with similar deductions from total assets. In 2005, WesBanco will closely monitor all of its capital ratios due to the January 2005 acquisition of Winton. Please refer to Note 25, “Subsequent Event,” of the Consolidated Financial Statements for more information on this acquisition. After the consummation of the Winton acquisition on January 3, 2005, WesBanco estimates the tangible shareholders’ equity to tangible total assets ratio to be approximately 6.40%.

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

Securities are the principal source of liquidity in total assets. Securities totaled $1.2 billion at December 31, 2004, of which $765.3 million were classified as available for sale. At December 31, 2004, WesBanco had approximately $29.7 million in securities scheduled to mature within one year compared to $171.1 million in the prior year. Additional cash flows may be anticipated from approximately $234.5 million in callable bonds, which have call dates within the next year, compared to $113.9 million at December 31, 2003. At December 31, 2004, WesBanco had $432.3 million in investment securities in an unrealized loss position for less than 12 months and $89.8 million in investment securities in an unrealized loss position for more than 12 months. These securities in an unrealized loss position may not be available to meet WesBanco’s short-term liquidity needs if management indicates its ability and intent to hold such loss position securities for a period of time sufficient for recovery of cost. Proposed guidance under EITF 03-1 should clarify the circumstances under which securities with unrealized losses may be available for contingent funding sources. At December 31, 2004, WesBanco has $97.1 million of cash and cash equivalents which may also serve as additional sources of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $2.7 billion at December 31, 2004. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $450.1 million at December 31, 2004, which includes $108.6 million in certificates of deposit with balances of $100,000 or more. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2004 and December 31, 2003 approximated $915.5 million and $790.8 million, respectively. At December 31, 2004, WesBanco had unpledged securities with a book value of $669.4 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. During 2004, certain member offices of the FHLB system experienced financial difficulty. Should WesBanco cease using FHLB advances due to weakness in that particular bank, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available for sale in order to maintain adequate levels of liquidity. It should be noted that the FHLB of Pittsburgh paid a dividend approximating 2.43% for the fourth quarter of 2004, up from 1.60% for the third quarter of 2004, which may indicate the FHLB of Pittsburgh’s improving financial strength.

The principal sources of the parent company liquidity are dividends from the Bank, as well as a revolving line of credit with another bank. There are various legal limitations under Federal and State laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2004, the parent company may receive without prior regulatory approval a dividend of up to $5.8 million from the Bank. Additional Parent company liquidity is provided by the Parent’s security portfolio, available lines of credit with an independent commercial bank and the Bank, totaling $38.5 million at December 31, 2004, with no outstanding balance as of December 31, 2004. In June of 2004, WesBanco also issued $41.2 million in junior subordinated debt, which gave the parent company added liquidity which may be used for general corporate purposes, which may include, among other things, potential acquisitions, share repurchases, dividend reinvestments and employee benefit plans. WesBanco used $28.6 million of the trust preferred issuance to fund the cash portion of the stock purchase for the August 31, 2004 acquisition of Western Ohio, and will also use a portion for the completion of the Winton acquisition in early January 2005.

At December 31, 2004, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $431.3 million compared to $325.7 million at the end of the prior year. On a historical basis, only a small portion of these commitments will result in an outflow of funds. WesBanco has planned additions to fixed assets of approximately $2.0 million during 2005.

Management believes WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

COMPARISON OF 2003 VERSUS 2002

Net income for 2003 was $36.1 million or $1.80 per share compared to $34.8 million or $1.70 per share for 2002. Return on average assets was 1.08% for the year ended December 31, 2003, compared to 1.13% in 2002, and return on average equity was 11.38% for 2003, compared to 10.95% in 2002. The results for 2002 reflect the acquisition of American Bancorporation (“American”) on March 1, 2002.

Net interest income for 2003 decreased $0.6 million or 0.6% compared to 2002. The net interest margin decreased to 3.66% in 2003 compared to 3.93% in 2002, which was partially offset by average earning assets increasing $215.9 million or 7.6% during 2003. The margin decrease resulted from a combination of factors, including the sustained low interest rate environment, which caused rate compression between loan and deposit pricing and increased loan and investment security prepayments resulting in lower earning asset rates on the reinvestment of these cash flows and higher premium amortization.

Interest income decreased $10.6 million or 6.0% for 2003 compared to 2002. The decrease in interest income was primarily due to a decrease in the yield on earning assets, which was partially offset by an increase in the volume of average earning assets. The decrease resulted from a decrease in the taxable equivalent yield on average earning assets to 5.70% in 2003 from 6.47% in 2002, which was partially offset by average volume of earning assets increasing $215.9 million or 7.6% in 2003.

Interest expense decreased $10.0 million or 13.8% for 2003, compared to 2002. The average rate paid on interest bearing liabilities for 2003 decreased 63 basis points to 2.32%, compared to 2.95% for 2002. The decrease in rates paid on interest bearing liabilities was partially offset by the volumes of average interest bearing liabilities increasing $236.7 million or 9.6% compared to 2002.

The provision for loan losses in 2003 increased to $9.6 million compared to $9.4 million in 2002 primarily due to changes in the size and composition of the loan portfolio in relation to historical loss experience. Net charge-offs for 2003 decreased 5.7% to $8.5 million compared to $9.0 million for 2002, primarily due to lower charge-offs in the commercial real estate and consumer loan categories.

Non-interest income for 2003 increased $33.2 million compared to $27.9 million for 2002. Trust fees increased $0.1 million or 0.9% compared to 2002 reflecting higher equity valuations, new account relationships, and to a lesser extent a new fee schedule for certain account types applied late in 2003. Deposit activity revenue for 2003 increased to $11.9 million compared to $10.8 million in 2002, primarily due to growth in deposit activity fees from an increase in deposit accounts, a new fee schedule, and an increase in Automated Teller Machine (“ATM”) income and higher debit card interchange income. Bank-owned life insurance income increased to $3.1 million for 2003 compared to $1.3 million in 2002 due to the purchase of an additional $40.0 million in December 2002.

Non-interest expenses for 2003 increased $5.2 million or 6.7% over 2002, a portion of which was related to a full year of expenses from the March 2002 American acquisition. The increase was primarily related to normal salary increases and additional production-related incentive compensation. Employee benefit costs increased $2.5 million or 31.7% compared to 2002, primarily due to a $1.6 million increase in pension costs, an increase of $0.3 million in health care costs and a $0.3 million increase in payroll taxes, which rise in relation to salaries and wages.

ITEM 7A: QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

MARKET RISK

The primary objective of WesBanco’s asset/liability management (“ALM”) function is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition, market risk exposures arising from changing economic conditions and liquidity risk.

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

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the earnings simulation model. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a 12-month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at December 31, 2004 and December 31, 2003 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1: NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2004	December 31, 2003
+200	-3.83%	-3.04%	+/- 10.0%
+100	-0.11%	-0.39%	N/A
Flat	—	—	—
-100	-1.03%	-1.59%	N/A
-200	-4.96%	N/A	+/- 10.0%

With the federal funds rate at 2.25% at December 31, 2004 and interest rates directionally increasing, management believes that a decline of 200 basis points in rates is highly unlikely. The earnings simulation model projects that net interest income for the next 12-month period would decrease by approximately 0.11% and 3.83% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 1.03% and 4.96% if interest rates were to decline by 100 and 200 basis points, respectively. At December 31, 2004, WesBanco’s increased exposure to rising interest rates was impacted by assumptions on callable bonds and by a decrease in the interest sensitivity of the loan portfolio due to an increased amount of fixed rate residential real estate loans acquired from Western Ohio and by the shorter maturities of certificates of deposit and FHLB borrowings.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a 12-month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a 12-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 0.02% over the next 12-months.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at December 31, 2004 emphasized increasing asset sensitivity in anticipation of rising interest rates. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the level and possible prepayment of certain higher-cost FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At December 31, 2004, the notional value of the interest rate swap agreements was $87.4 million, compared to $98.5 million at December 31, 2003. Related market losses of $1.5 million, net of tax, at December 31, 2004 compared to a market loss of $2.6 million, net of tax, at December 31, 2003, are recorded in other comprehensive income.

Other strategies evaluated by ALCO include managing the level of WesBanco’s fixed rate residential real estate loans, the purchase of shorter term or variable rate residential real estate loan pools, shortening maturities in the securities portfolio, emphasizing lower-cost transaction-based accounts, growth in intermediate and long-term certificate of deposit products and attempting to maintain increased liquidity to fund loans while not fully reinvesting investment security proceeds from maturities, calls and repayments.

Another method that WesBanco uses to manage its interest rate risk is a rate sensitivity gap analysis shown in Table 2, “Interest Rate Sensitivity—GAP Analysis.” Gap analysis measures the maturity and re-pricing relationships between rate sensitive assets and rate sensitive liabilities at a specific point in time.

TABLE 2: INTEREST RATE SENSITIVITY—GAP ANALYSIS:

	December 31, 2004
(in thousands)	Under Three Months	Three to Six Months	Six to Nine Months	Nine Months to One Year	Over One Year	Total
RATE SENSITIVE ASSETS
Due from banks-interest bearing	$3,446	$—	$—	$—	$—	$3,446
Federal funds sold	—	—	—	—	—	—
Securities (1)	10,750	2,207	1,835	14,911	1,144,051	1,173,754
Loans	587,455	149,388	135,432	150,684	1,465,576	2,488,535

Total rate sensitive assets	601,651	151,595	137,267	165,595	2,609,627	3,665,735

RATE SENSITIVE LIABILITIES
Money market deposit accounts	502,701	2,544	2,487	2,435	77,356	587,523
Savings and NOW accounts	20,868	21,553	22,261	22,995	586,984	674,661
Certificates of deposit	142,651	118,449	114,611	74,375	658,300	1,108,386
Federal Home Loan Bank Borrowings	4,502	40,880	27,623	26,998	499,408	599,411
Other borrowings	185,132	14,531	750	100	—	200,513
Junior subordinated debt	20,000	—	—	—	52,174	72,174

Total rate sensitive liabilities	875,854	197,957	167,732	126,903	1,874,222	3,242,668

Interest rate sensitivity gap	(274,203)	(46,362)	(30,465)	38,692	735,405	423,067

Cumulative interest rate sensitivity gap	$(274,203)	$(320,565)	$(351,030)	$(312,338)	$423,067	$—

(1)	Securities are categorized above by expected maturity at amortized cost.

As shown in Table 2, “Interest Rate Sensitivity – GAP Analysis,” the liability sensitive gap position in the under three month time horizon is primarily the result of continued growth in WesBanco’s prime rate money market deposit product. Interest rates on these deposits change in relation to WesBanco’s base lending rate. Other factors contributing to the short-term liability sensitive gap position include growth in $100,000 balance and over certificates of deposit and short-term borrowings. The interest rate sensitivity of savings and NOW accounts is based on historical trends analyzed over the past two years.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of WesBanco, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WesBanco, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion thereon.

March 4, 2005

Pittsburgh, Pennsylvania

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2004	2003
ASSETS
Cash and due from banks	$93,611	$88,021
Due from banks—interest bearing	3,446	3,189
Federal funds sold	—	17,000
Securities:
Held to maturity (fair values of $420,839 and $449,746, respectively)	406,862	434,226
Available for sale, at fair value	765,320	766,883

Total securities	1,172,182	1,201,109

Loans held for sale	3,169	1,741

Total portfolio loans, net of unearned income	2,485,366	1,931,797
Allowance for loan losses	(29,486)	(26,235)

Net portfolio loans	2,455,880	1,905,562

Premises and equipment, net	56,670	53,232
Accrued interest receivable	18,599	18,247
Goodwill	73,760	49,868
Core deposit intangible, net	10,162	7,933
Cash surrender value of bank-owned life insurance	78,186	66,001
Other assets	45,734	33,103

Total Assets	$4,011,399	$3,445,006

LIABILITIES
Deposits:
Non-interest bearing demand	$355,364	$328,337
Interest bearing demand	312,080	307,925
Money market	587,523	563,295
Savings deposits	362,581	352,324
Certificates of deposit	1,108,386	930,201

Total deposits	2,725,934	2,482,082

Federal Home Loan Bank borrowings	599,411	361,230
Other borrowings	200,513	217,754
Junior subordinated debt	72,174	30,936

Total borrowings	872,098	609,920

Accrued interest payable	6,903	5,793
Other liabilities	36,283	28,775

Total Liabilities	3,641,218	3,126,570

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 21,319,348 shares issued; outstanding: 20,837,469 shares in 2004 and 19,741,464 shares in 2003	44,415	44,415
Capital surplus	61,451	52,900
Retained earnings	281,013	263,080
Treasury stock (481,879 and 1,577,884 shares, respectively, at cost)	(12,711)	(38,383)
Accumulated other comprehensive loss	(2,415)	(1,864)
Deferred benefits for directors and employees	(1,572)	(1,712)

Total Shareholders’ Equity	370,181	318,436

Total Liabilities and Shareholders’ Equity	$4,011,399	$3,445,006

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2004	2003	2002
INTEREST AND DIVIDEND INCOME
Loans, including fees	$123,270	$115,311	$124,912
Interest and dividends on securities:
Taxable	28,543	32,249	34,670
Tax-exempt	17,509	17,722	15,969

Total interest and dividends on securities	46,052	49,971	50,639

Federal funds sold	114	234	604

Total interest and dividend income	169,436	165,516	176,155

INTEREST EXPENSE
Interest bearing demand deposits	907	998	1,685
Money market deposits	9,731	10,879	12,890
Savings deposits	1,129	1,893	3,852
Certificates of deposit	27,819	30,969	38,481

Total interest expense on deposits	39,586	44,739	56,908
Federal Home Loan Bank borrowings	15,204	13,932	11,879
Other borrowings	2,482	2,398	2,851
Junior subordinated debt and trust preferred securities	2,940	1,443	917

Total interest expense	60,212	62,512	72,555

NET INTEREST INCOME	109,224	103,004	103,600
Provision for loan losses	7,735	9,612	9,359

Net interest income after provision for loan losses	101,489	93,392	94,241

NON-INTEREST INCOME
Trust fees	13,056	11,629	11,526
Service charges on deposits	13,349	11,874	10,818
Bank-owned life insurance	2,962	3,129	1,310
Net securities gains	2,768	2,778	1,891
Net gains on sales of loans	350	1,497	535
Other income	3,056	2,323	1,772

Total non-interest income	35,541	33,230	27,852

NON-INTEREST EXPENSE
Salaries and wages	35,530	32,946	31,329
Employee benefits	11,863	10,397	7,894
Net occupancy	5,763	5,543	5,012
Equipment	7,728	7,155	6,854
Core deposit intangible amortization	1,371	1,377	1,810
Merger-related expenses	397	256	2,515
Other operating expenses	27,220	24,136	21,233

Total non-interest expense	89,872	81,810	76,647

Income before provision for income taxes	47,158	44,812	45,446
Provision for income taxes	8,976	8,682	10,620

NET INCOME	$38,182	$36,130	$34,826

Earnings per share—basic	$1.91	$1.80	$1.70
Earnings per share—diluted	$1.90	$1.80	$1.70
Average shares outstanding—basic	20,028,248	20,056,849	20,459,122
Average shares outstanding—diluted	20,083,718	20,080,415	20,471,216
Dividends per share	$1.00	$0.96	$0.935

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2004, 2003 and 2002
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors & Employees	Total
(dollars in thousands, except per share amounts)	Shares	Amount
January 1, 2002	17,854,497	$43,742	$58,663	$230,924	$(76,183)	$3,560	$(2,505)	$258,201

Net income				34,826				34,826
Change in accumulated other comprehensive income						745		745

Comprehensive income								35,571
Cash dividends: Common ($0.935 per share)				(19,602)				(19,602)
Treasury shares purchased	(928,201)				(22,100)			(22,100)
Treasury shares sold	93,561		(170)		2,313			2,143
Shares issued for acquisition	3,441,888	673	(5,638)		75,488			70,523
Payment on ESOP debt							543	543
Deferred benefits for directors—net							(108)	(108)

December 31, 2002	20,461,745	$44,415	$52,855	$246,148	$(20,482)	$4,305	$(2,070)	$325,171

Net income				36,130				36,130
Change in accumulated other comprehensive income						(6,169)		(6,169)

Comprehensive income								29,961
Cash dividends: Common ($0.96 per share)				(19,198)				(19,198)
Treasury shares purchased	(830,659)		45		(20,531)			(20,486)
Treasury shares sold	110,378				2,630			2,630
Payment on ESOP debt							450	450
Deferred benefits for directors—net							(92)	(92)

December 31, 2003	19,741,464	$44,415	$52,900	$263,080	$(38,383)	$(1,864)	$(1,712)	$318,436

Net income				38,182				38,182
Change in accumulated other comprehensive income						(551)		(551)

Comprehensive income								37,631
Cash dividends: Common ($1.00 per share)				(20,249)				(20,249)
Treasury shares purchased	(144,474)				(4,159)			(4,159)
Treasury shares sold	63,544		(106)		1,526			1,420
Shares issued for acquisition	1,176,935		7,926		28,305			36,231
Allocation of employee benefit plan shares			153					153
Tax benefit from employee benefit plans			250					250
Payment on ESOP debt							325	325
Deferred benefits for directors—net			328				(185)	143

December 31, 2004	20,837,469	$44,415	$61,451	$281,013	$(12,711)	$(2,415)	$(1,572)	$370,181

There was no activity in Preferred Stock during the years ended December 31, 2004, 2003 and 2002.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$38,182	$36,130	$34,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,940	5,826	5,671
Net amortization	2,895	4,983	(394)
Provision for loan losses	7,735	9,612	9,359
Gains on sales of securities—net	(2,768)	(2,778)	(1,891)
Gains on sales of mortgage loans—net	(350)	(1,497)	(535)
Tax benefit from employee benefit plans	250	—	—
Deferred income taxes	1,407	(364)	391
Increase in cash surrender value of bank-owned life insurance	(2,843)	(3,085)	(795)
Loans originated for sale	(28,469)	(39,186)	(54,826)
Proceeds from the sale of loans originated for sale	27,391	43,667	56,159
Net change in: other assets and accrued interest receivable	(9,635)	(2,713)	489
Net change in: other liabilities and interest payable	8,314	4,694	(1,600)
Other—net	(281)	341	575

Net cash provided by operating activities	47,768	55,630	47,429

INVESTING ACTIVITIES:
Securities held to maturity:
Proceeds from maturities, prepayments and calls	86,117	98,480	117,683
Payments for purchases	(46,585)	(32,803)	(268,094)
Securities available for sale:
Proceeds from sales	161,362	160,579	274,067
Proceeds from maturities, prepayments and calls	236,704	465,009	134,852
Payments for purchases	(358,855)	(717,335)	(405,774)
Acquisition, net of cash (paid)/received	(26,874)	—	24,464
(Increase) decrease in loans	(220,608)	(125,417)	58,351
Purchases of premises and equipment—net	(4,967)	(3,248)	(4,138)
Purchases of bank-owned life insurance	—	—	(40,000)

Net cash used in investing activities	(173,706)	(154,735)	(108,589)

FINANCING ACTIVITIES:
Increase (decrease) in deposits	(11,389)	83,602	18,621
Increase in Federal Home Loan Bank borrowings	124,708	19,357	77,911
Increase (decrease) in other borrowings	(40,341)	51,119	13,303
Increase (decrease) in federal funds purchased	23,100	(9,000)	(11,000)
Redemption of trust preferred securities	—	(12,650)	—
Proceeds from the issuance of junior subordinated debt	41,238	30,936	—
Dividends paid	(19,792)	(19,278)	(18,890)
Treasury shares purchased—net	(2,739)	(17,856)	(19,957)
Other—net	—	—	(18)

Net cash provided by financing activities	114,785	126,230	59,970

Net increase (decrease) in cash and cash equivalents	(11,153)	27,125	(1,190)
Cash and cash equivalents at beginning of the year	108,210	81,085	82,275

Cash and cash equivalents at end of the year	$97,057	$108,210	$81,085

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$57,995	$64,658	$74,524
Income taxes paid	11,075	7,880	11,425
Transfers of loans to other real estate owned	1,132	1,799	2,469
Summary of business acquisition:
Fair value of tangible assets acquired	$413,806	$—	$672,921
Fair value of core deposit intangible acquired	3,600	—	11,120
Fair value of liabilities assumed	(373,404)	—	(644,509)
Stock issued for the purchase of acquired company’s common stock	(36,231)	—	(70,523)
Cash paid in the acquisition	(31,663)	—	—

Goodwill recognized	$(23,892)	$—	$(30,991)

See Notes to Consolidated Financial Statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (the “Bank”), headquartered in Wheeling, West Virginia., operates through 80 banking offices, two loan production offices and 121 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of WesBanco and those entities in which WesBanco has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.

WesBanco determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a voting interest entity is an entity in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. WesBanco consolidates voting interest entities in which it owns all, or at least a majority (generally, greater than 50%) of the voting interest. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has four wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trusts II, IV, and V and WesBanco, Inc. Capital Statutory Trust III (collectively referred to as the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, these Trusts are not included in the Consolidated Financial Statements.

USE OF ESTIMATES: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS COMBINATIONS: Business combinations are required to be accounted for by the purchase method of accounting. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

RECLASSIFICATIONS: Certain prior year financial information has been reclassified to conform to the presentation in 2004. The reclassifications had no effect on net income.

REVENUE RECOGNITION: Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits and lending activities, as well as income at WesBanco’s other subsidiary companies, are accrued as earned.

CASH AND CASH EQUIVALENTS: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, due from banks—interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

SECURITIES: Securities Available for Trading: Securities held principally for resale in the near term are carried at fair value, with unrealized gains and losses reflected in current operating results. WesBanco does not have a trading portfolio.

Securities Held to Maturity: Securities consisting principally of debt securities, which are purchased with the positive intent and ability to be held until their maturity, are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities Available for Sale: Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. These securities may be sold at any time based upon management’s assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations and other factors. These securities are stated at fair value, with the fair value adjustment, net of tax, reported as a separate component of accumulated other comprehensive income.

Gains and Losses: Net realized gains and losses on sales of securities are included in non-interest income. The cost of these securities sold is based on the specific identification method. The gain or loss is determined as of the trade date. Prior unrealized gains and losses are recorded through other comprehensive income and reversed when gains or losses are realized or an impairment charge is recorded.

Amortization and Accretion: Amortization of premiums and accretion of discounts are included in interest on securities on a constant yield basis.

Other-than-Temporary Impairment Losses: Declines in the fair value of investment securities below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (“SAB”) No. 59, “Accounting for Noncurrent Marketable Equity Securities,” Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and related guidance. Declines in the value of investment securities that are considered “other-than-temporary” are recorded in net securities gains (losses). For fixed maturity investments with unrealized losses due to market conditions or industry-related events where WesBanco has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary.

Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurement of an impairment loss. Certain disclosure requirements of EITF 03-1 were effective in 2003 and WesBanco began presenting the new disclosure requirements in its Consolidated Financial Statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions were delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Although WesBanco will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

Under the above noted guidance, WesBanco conducts a review each quarter for all securities which have possible indications of impairment, particularly those equaling or exceeding six months in a loss position for equity securities and twelve months for debt securities. WesBanco further reviews the results of the above testing for any security which might be considered for an other-than-temporary-impairment writedown. In estimating other-than-temporary impairment losses, WesBanco also considers the financial condition and near-term prospects of the issuer (i.e., credit downgrades), the receipt of principal and interest according to the contractual terms and the intent and ability of WesBanco to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any securities that are deemed to be other than temporarily impaired are reflected in current earnings as realized losses, with appropriate adjustment for the portion previously accounted for as an unrealized loss in other comprehensive income.

LOANS AND LOANS HELD FOR SALE: Loans are generally reported at the principal amount outstanding, net of unearned income. Interest is accrued as earned on loans except where doubt exists as to collectibility, in which case recognition of income is discontinued. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual and renegotiated loans, as well as certain loans internally classified as substandard or doubtful (as those terms are defined by banking regulations) that meet the definition of impaired loans. WesBanco generally recognizes interest income on non-accrual loans on the cash basis after recovery of principal is reasonably assured. Certain consumer loans are not placed on non-accrual, and instead are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines of credit. When repossession of collateral on secured consumer loans is assured and in process, the charged down balance is reclassified to other assets. Residential real estate loans are generally not placed on non-accrual, and instead are charged down to the net realizable value of the collateral at 180 days past due and reclassified to other assets when the foreclosure occurs.

Loan origination fees and certain direct costs are deferred and accreted or amortized into interest income or expense, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income or expense.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

Larger commercial and commercial real estate loans that exhibit observed credit weaknesses and are deemed to be impaired pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” are subject to individual review. Where appropriate, reserves are established for these loans based on the present value of expected future cash flows available to pay the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for the remainder of the commercial and commercial real estate loan portfolio based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, residential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management’s judgment, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco’s internal loan review staff.

Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans. WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, however, there have been no material substantive changes to such models and techniques compared to prior periods. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation, and depreciated over their estimated useful lives using the straight-line method. WesBanco depreciates furniture and equipment primarily over 3 to 15 years; buildings and improvements primarily over 5 to 40 years and land and land improvements primarily over 5 to 20 years. Leasehold improvements are generally depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements. Maintenance and repairs are charged to expense and betterments are capitalized. Gains and losses on premises and equipment retired or otherwise disposed of are charged to current operations when incurred.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, WesBanco recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Any resulting impairment losses are recorded in other non-interest expense on the Consolidated Statements of Income.

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS: Other real estate owned and repossessed assets, which are reported in other assets, are carried at the lower of cost or their estimated current fair value, less estimated costs to sell. Other real estate owned consists primarily of properties acquired through, or in lieu of foreclosures. Other real estate owned may also include former bank premises held for sale and residences of relocated employees. Repossessed assets consist primarily of automobiles acquired to satisfy defaulted consumer loans. Subsequent declines in fair value, if any, and gains or losses on the disposition of these assets, are charged to current expense.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in a business combination. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

WesBanco adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized. Intangible assets, which consist primarily of core deposit intangibles (long-term customer-relationship intangible assets) with finite useful lives, are being amortized using straight-line and accelerated methods over their weighted average useful lives, ranging from seven to eleven years.

In the fourth quarter of each year, the carrying values of goodwill and other intangible assets with indefinite useful lives are tested for impairment. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. WesBanco uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of these methods, which may produce results that would be different than the results that could be realized in an actual transaction. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and to the extent that the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

BANK-OWNED LIFE INSURANCE: Bank-owned life insurance consists of investments in life insurance policies on executive officers and certain members of management. These policies are carried at their net cash surrender value as of the date of the Consolidated Balance Sheets. The change in the policy value is recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies.

DERIVATIVES: From time to time WesBanco enters into derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Consolidated Balance Sheets. To qualify for hedge accounting, a derivative must be designated as a hedge and be highly effective both at inception and on an ongoing basis in achieving offsetting changes in fair value or cash flows for the risk being hedged. Additionally, formal documentation of the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge must be prepared at inception and maintained during the life of the hedge. WesBanco considers a hedge to be highly effective if the change in fair value of a derivative instrument is within 80% to 120% of the offsetting change in the fair value of the hedged item attributable to the hedged risk. If a derivative is designated as a fair value hedge, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Any ineffectiveness is recorded in earnings as it occurs. Actual cash receipts and/or payments and related accruals on derivatives are recorded as adjustments to interest income or interest expense associated with the hedged item. During the life of the hedge, WesBanco formally assesses, on a periodic basis, whether or not the hedge continues to be highly effective. If the hedge ceases to be highly effective, hedge accounting is discontinued prospectively and previous adjustments to the carrying value of the hedge are reversed into earnings in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

INTEREST RATE LOCK COMMITMENTS: In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRL”) to such potential borrowers. The commitments are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. For all IRL issued in connection with potential loans intended for sale, which currently consist primarily of originated twenty and thirty year fixed rate residential home mortgage loan products, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk during the period between loan commitment and funding. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the Consolidated Statements of Income. Since the loan typically closes before funding by the investor it is accounted for as “Loans Held for Sale” on WesBanco’s Consolidated Balance Sheet at the lower of cost or market.

INVESTMENTS IN LIMITED PARTNERSHIPS: WesBanco accounts for its investments in limited partnerships using the equity method of accounting. Under the equity method of accounting, WesBanco records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect WesBanco’s share of income or loss of the investee. WesBanco’s recognition of earnings or losses from an equity method investment is based on WesBanco’s ownership percentage in the limited partnership and the investee’s earnings on a quarterly basis.

All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. There are inherent risks associated with WesBanco’s investments in limited partnerships which may result in income statement volatility in future periods. WesBanco includes its investments in limited partnerships in other assets on the Consolidated Balance Sheets.

INCOME TAXES: The provision for income taxes included in the Consolidated Statements of Income includes both federal and state income taxes and is based on income in the financial statements, rather than amounts reported on WesBanco’s income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income or expense in the period that includes the enactment date.

ADVERTISING COSTS: Advertising costs are generally expensed as incurred.

EARNINGS PER SHARE: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period is increased by the number of shares which would be issued assuming the exercise of common stock options. Unallocated shares held by the employee stock ownership plan (“ESOP”) are excluded from the computation of earnings per share, whereas allocated shares are included in computing earnings per share.

TRUST ASSETS: Assets held by the Bank in fiduciary or agency capacities for their customers are not included as assets in the accompanying Consolidated Balance Sheets. Certain trust assets are held on deposit at the Bank.

COMPREHENSIVE INCOME: Sources of comprehensive income not included in net income consist of unrealized gains and losses (net fair value adjustments) on securities available for sale and derivatives and, if applicable, additional minimum pension liability, net of tax.

EMPLOYEE STOCK OWNERSHIP PLAN: WesBanco accounts for its leveraged ESOP in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The cost of unallocated shares held by the ESOP is recorded as a reduction of shareholders’ equity in the Consolidated Financial Statements. Compensation expense is recognized when shares are committed to be released based on the average fair value of the shares. Shares are released to participants as principal payments are made on the loan owed to the Bank by the ESOP. Dividends on unallocated shares are used to pay interest and principal on the loan. Dividends on allocated shares are added to participants’ accounts and recorded as a reduction of retained earnings in the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” if a company so elects. WesBanco has elected to continue to account for stock-based compensation under APB No. 25 using the intrinsic value method. Under APB No. 25, compensation expense for employee stock options are generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net income as reported	$38,182	$36,130	$34,826
Stock based compensation expense under fair value method—net of tax	430	457	581

Pro forma net income	$37,752	$35,673	$34,245

Earnings per share as reported—basic	$1.91	$1.80	$1.70
Earnings per share as reported—diluted	$1.90	$1.80	$1.70

Pro forma earnings per share—basic	$1.88	$1.78	$1.67
Pro forma earnings per share—diluted	$1.88	$1.78	$1.67

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. During 2004, 2003 and 2002, WesBanco granted stock options on common stock to employees totaling 63,001, -0-, and 206,000, respectively.

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2004	2003	2002
Weighted-average life	6 Years	N/A	6 Years
Risk-free interest rates	4.16%	N/A	3.22%
Dividend yield	3.75%	N/A	4.02%
Volatility factors	29.64%	N/A	28.77%
Fair value of the grants	$6.19	N/A	$4.83

N/A = During 2003, no stock options were granted by the Board of Directors.

In December 2004 the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123-R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. WesBanco will be required to apply SFAS No. 123-R using one of two methods, the modified prospective method or restatement of previously issued financial statements. Under the modified prospective method, a company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under the second method, a company may restate previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS No. 123. SFAS No. 123-R is effective on July 1, 2005. WesBanco has not yet determined which method will be used upon adoption of SFAS No. 123-R.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No. 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The implementation of SAB No. 105 did not have a significant impact on WesBanco’s financial condition, results of operations or cash flows.

In March 2004, the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Although, WesBanco will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

In December 2003, the AICPA issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value without a related allowance for loan losses, or other valuation allowance, recorded at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. This Statement is effective for beginning January 1, 2005. The adoption of this Statement in 2005 is not expected to have a significant impact on WesBanco’s financial condition, results of operations or cash flows.

NOTE 2: EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2004	2003	2002
Numerator for both basic and diluted earnings per share:
Net Income	$38,182	$36,130	$34,826

Denominator:
Total average basic common shares outstanding	20,028,248	20,056,849	20,459,122
Effect of dilutive stock options	55,470	23,566	12,094

Total diluted average common shares outstanding	20,083,718	20,080,415	20,471,216

Earnings per share—basic	$1.91	$1.80	$1.70
Earnings per share—diluted	$1.90	$1.80	$1.70

NOTE 3: COMPLETED BUSINESS COMBINATION

On August 31, 2004, WesBanco completed the acquisition of Western Ohio Financial Corporation (“Western Ohio”), Springfield, Ohio and the merger of Western Ohio’s subsidiary, Cornerstone Bank, with and into the Bank. WesBanco and Western Ohio entered into this definitive Agreement and Plan of Merger on April 1, 2004. The merger with Western Ohio provides WesBanco entry into new higher growth markets and expands WesBanco’s already existing branch network in the state of Ohio. The acquisition was accounted for using the purchase accounting method.

The aggregate purchase price for the acquisition was approximately $67.9 million consummated through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. For each share of Western Ohio common stock that a Western Ohio shareholder owned they received, at their election, either $35.00 in cash or 1.18 shares of WesBanco common stock, subject to certain limitations. The exchange was structured to be a 55% stock and 45% cash transaction. The purchase was funded through the issuance of

1,176,935 shares of WesBanco common shares held in treasury while the cash consideration totaling $28.6 million for the cash portion of the stock purchase was paid from WesBanco’s available cash, primarily from the recent issuance of junior subordinated debt in June of 2004. WesBanco also paid $1.6 million for Western Ohio’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $1.5 million in direct costs associated with the merger, of which $0.1 million remained unpaid at December 31, 2004. The direct merger costs included involuntary employee termination costs of $0.6 million along with legal, accounting advisory and conversion costs of $0.9 million. As of the date of the acquisition on August 31, 2004, Western Ohio had total assets of approximately $412 million, net loans of $334 million, deposits of $255 million, borrowings of $111 million and shareholders’ equity of $44 million. WesBanco’s Consolidated Statement of Income includes the results of operations of Western Ohio from the closing date of the acquisition on August 31, 2004.

WesBanco recorded goodwill of $23.9 million and a core deposit intangible of $3.6 million in conjunction with the merger. Goodwill and core deposit intangibles were allocated to WesBanco’s community banking segment. Under SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” a core deposit intangible is separated from goodwill and amortized over its remaining useful life. The Western Ohio core deposit intangible has a weighted average remaining useful life of approximately 10 years. The remaining goodwill intangible, which is not subject to amortization and is not deductible for income tax purposes, will be evaluated annually for possible impairment.

The following table presents pro forma combined results of operations of WesBanco and Western Ohio as if the business combination had been completed as of the beginning of each respective period:

	For the years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net Interest Income	$117,016	$113,551	$114,656
Net Income	39,276	38,720	37,262

Pro forma earnings per share—basic	$1.89	$1.83	$1.73
Pro forma earnings per share—diluted	$1.88	$1.82	$1.72

The pro forma combined results of operations include net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the merger date. These adjustments have been consistently applied to each period presented in the above table. The pro forma information also includes merger-related expenses occurring after the date of the acquisition.

NOTE 4: SECURITIES

The following tables summarize amortized cost and fair values of held to maturity and available for sale securities:

	Held to Maturity
	December 31, 2004				December 31, 2003
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and Federal Agency securities	$—	$—	$—	$—	$39,574	$609	$—	$40,183
Obligations of states and political subdivisions	367,780	14,520	(543)	381,757	369,816	15,448	(537)	384,727
Other debt securities (1)	39,082	—	—	39,082	24,836	—	—	24,836

Total	$406,862	$14,520	$(543)	$420,839	$434,226	$16,057	$(537)	$449,746

	Available for Sale
	December 31, 2004				December 31, 2003
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and Federal Agency securities	$315,324	$473	$(1,398)	$314,399	$387,322	$2,744	$(2,647)	$387,419
Obligations of states and political subdivisions	42,295	459	(257)	42,497	18,208	36	(300)	17,944
Corporate securities	6,236	4	(38)	6,202	6,965	67	—	7,032
Mortgage-backed securities	399,437	919	(3,015)	397,341	348,640	2,013	(2,573)	348,080

Total debt securities	763,292	1,855	(4,708)	760,439	761,135	4,860	(5,520)	760,475
Equity securities	3,600	1,281	—	4,881	4,761	1,647	—	6,408

Total	$766,892	$3,136	$(4,708)	$765,320	$765,896	$6,507	$(5,520)	$766,883

(1)	Other debt securities, classified as held to maturity, for 2004 and 2003 consist primarily of Federal Reserve Bank stock and Federal Home Loan Bank stock.

At December 31, 2004 and 2003, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table summarizes amortized cost and estimated fair values of securities by maturity:(1)

	December 31, 2004
	Held to Maturity		Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$5,884	$5,972	$23,819	$23,936
After one year, but within five years	26,604	27,775	452,685	450,198
After five years, but within ten years	115,477	120,558	259,149	258,712
After ten years	258,897	266,534	31,239	32,474

Total	$406,862	$420,839	$766,892	$765,320

(1)	Mortgage-backed securities are assigned to maturity categories based on estimated average lives. Available for sale securities in the after ten-year category include securities with no stated maturity. Other securities with prepayment or call provisions are categorized based on contractual maturity.

Securities with par values aggregating $450.0 million and $439.9 million at December 31, 2004 and 2003, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available for sale securities were $161.4 million, $160.6 million and $274.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Gross security gains on available for sale securities of $2.8 million, $3.1 million and $3.2 million and gross security losses on available for sale securities of $46 thousand, $0.3 million and $1.3 million were realized for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2004 and 2003:

	December 31, 2004
	Less than 12 months			12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury and Federal Agency securities	$172,225	$(864)	38	$30,934	$(534)	7	$203,159	$(1,398)	45
Obligations of states and political subdivisions	25,594	(245)	47	18,031	(555)	51	43,625	(800)	98
Mortgage-backed & other debt securities	230,303	(2,084)	61	40,844	(932)	12	271,147	(3,016)	73
Corporate securities	4,182	(37)	2	—	—	—	4,182	(37)	2

Total temporarily impaired securities	$432,304	$(3,230)	148	$89,809	$(2,021)	70	$522,113	$(5,251)	218

	December 31, 2003
	Less than 12 months			12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury and Federal Agency securities	$204,152	$(2,647)	45	$—	$—	—	$204,152	$(2,647)	45
Obligations of states and political subdivisions	29,269	(779)	83	1,916	(58)	8	31,185	(837)	91
Mortgage-backed & other debt securities	214,932	(2,573)	56	—	—	—	214,932	(2,573)	56
Corporate securities	—	—	—	—	—	—	—	—	—

Total temporarily impaired securities	$448,353	$(5,999)	184	$1,916	$(58)	8	$450,269	$(6,057)	192

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporarily impaired are reflected in current earnings as realized losses. WesBanco performs a thorough review of its entire investment portfolio on a quarterly basis in order to identify investment securities that may have indications of possible impairment. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer (i.e., credit downgrades), the receipt of principal and interest according to the contractual terms and the intent and ability of WesBanco to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

WesBanco believes that the unrealized securities losses are all considered temporary impairment losses due to $492.9 million of the fair value of the securities presented at December 31, 2004 having fixed interest rates which causes their fair value to fluctuate in response to prevailing market interest rates. The remaining unrealized losses pertain to two variable rate securities totaling $25.0 million at December 31, 2004, having unrealized losses of $32 thousand. In corporate securities, two AAA rated securities totaling $4.2 million at December 31, 2004 had unrealized losses of $37 thousand and were in loss positions for less than three months.

WesBanco does not believe any of the securities are impaired due to reasons of credit quality as none of the securities presented above represent securities that have had credit downgrades and all securities are paying principal and interest according to the contractual terms. WesBanco also has the ability and intent to hold the securities classified as held to maturity until they mature, at which time WesBanco will receive full value for the securities. Furthermore, management also has the ability and intent to hold the noted loss position securities classified as available for sale for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2004, management believes the unrealized losses detailed above are temporary and no impairment loss has been recognized in the Consolidated Statements of Income.

NOTE 5: LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table is a summary of total loans:

	December 31,
(in thousands)	2004	2003
Commercial	$409,904	$369,786
Commercial real estate	898,140	623,243
Residential real estate	771,337	577,362
Home equity	148,486	111,981
Consumer	257,499	249,425

Total portfolio loans (1)	2,485,366	1,931,797
Loans held for sale	3,169	1,741

Total Loans	$2,488,535	$1,933,538

(1)	Included in the above loan categories are net deferred loan fees of $5.1 million and $3.1 million at December 31, 2004 and 2003, respectively.

The following table represents changes in the allowance for loan losses:

	For the years ended December 31,
( in thousands)	2004	2003	2002
Balance, at beginning of period	$26,235	$25,080	$20,786
Allowance for loan losses of acquired bank	2,071	—	3,903
Provision for loan losses	7,735	9,612	9,359
Charge-offs	(8,168)	(9,127)	(9,716)
Recoveries	1,613	670	748

Net loan charge-offs	(6,555)	(8,457)	(8,968)

Balance, at end of period	$29,486	$26,235	$25,080

The following tables summarize loans classified as impaired:

	December 31,
(in thousands)	2004	2003
Non-accrual loans	$8,195	$8,262
Renegotiated loans	—	653
Other impaired loans	7,078	6,031

Total non-performing assets and other impaired loans	$15,273	$14,946

	December 31,
(in thousands)	2004	2003
Balance of impaired loans with no allocated allowance for loan losses	$5,982	$6,956
Balance of impaired loans with an allocated allowance for loan losses	9,291	7,990

Total impaired loans	$15,273	$14,946

Allowance for loan losses allocated to impaired loans	$1,623	$2,561

	For the years ended December 31,
(in thousands)	2004	2003	2002
Average impaired loans	$15,742	$20,493	$19,908
Amount of contractual interest income on impaired loans	414	502	574
Amount of interest income recognized on a cash basis	230	263	357

At December 31, 2004, WesBanco had no commitments to lend additional funds to debtors whose loans were classified as impaired.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2004	2003
Other real estate owned (1)	$1,632	$2,574
Repossessed assets	427	333

Total other real estate owned and repossessed assets	$2,059	$2,907

(1)	Other real estate owned at December 31, 2004 and 2003, includes $0.5 million and $0.1 million, respectively, in residential real estate of relocated employees.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2004	2003
Land and improvements	$15,880	$15,240
Buildings and improvements	56,593	52,767
Furniture and equipment	38,169	30,007

Total cost	$110,642	$98,014
Less—accumulated depreciation	(53,972)	(44,782)

Total premises and equipment, net	$56,670	$53,232

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2004, 2003 and 2002 was $5.9 million, $5.7 million and $5.7 million, respectively.

In 2004, WesBanco sold certain former bank premises for approximately $1.5 million, financing the full amount of the purchase price to the purchaser. Under SFAS No. 66, “Accounting for Sales of Real Estate,” WesBanco was required to defer the gain of approximately $1.0 million. WesBanco will begin to accrete the gain into income once the collections received exceed WesBanco’s original basis in the property.

WesBanco leases certain premises and equipment under non-cancelable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rental expense under operating leases was $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. WesBanco also has certain contingent operating leases for equipment that have a minimum required payment in addition to a payment based upon usage and transactions, as well as certain contingent operating leases whose payment is solely based on usage. WesBanco’s operating lease expense for contingent rentals based on usage or transactions was $0.8 million, $0.4 million and $-0-, for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 are as follows: (in thousands)

Year	Amount
2005	$790
2006	736
2007	580
2008	415
2009	271
2010 and thereafter	2,387

Total future minimum lease payments (1)	$5,179

(1)	Includes stipulated minimum payments on contingent rentals and excludes any contingent rentals based solely on usage or transactions.

NOTE 7: GOODWILL AND CORE DEPOSIT INTANGIBLE

WesBanco’s Consolidated Balance Sheet includes goodwill of $73.8 million at December 31, 2004 and $49.9 million at December 31, 2003. In 2004, WesBanco capitalized $23.9 million in goodwill and $3.6 million in core deposit intangibles in connection with the Western Ohio acquisition which was allocated to WesBanco’s community banking segment. The core deposit intangible from Western Ohio is being amortized over a weighted average remaining useful life of approximately 10 years. Substantially all of the remaining goodwill and core deposit intangible relates to the 2002 acquisition of American Bancorporation (“American”). Amortization expense on core deposit intangibles totaled $1.4 million for both of the years ended December 31, 2004 and 2003. The remaining goodwill intangible, which is not subject to amortization and is not deductible for income tax purposes, is evaluated annually for possible impairment. Based on the results of the impairment testing performed for the years ended December 31, 2004 and 2003, no impairment losses were recorded in either of the respective years.

The following table shows WesBanco’s capitalized core deposit intangible and the related accumulated amortization:

	December 31,
(in thousands)	2004	2003
Gross carrying amount	$14,720	$11,120
Less: accumulated amortization	(4,558)	(3,187)

Net carrying amount	$10,162	$7,933

The following table shows WesBanco’s core deposit intangible amortization for each of the next five years:

(in thousands)	Amount
2005	$2,016
2006	1,943
2007	1,875
2008	1,806
2009	820

NOTE 8: BANK-OWNED LIFE INSURANCE

WesBanco has obtained life insurance policies on executive officers and certain members of management. Under these policies, WesBanco receives the cash surrender value if the policy is terminated, or receives all benefits payable upon the death of the insured. The net cash surrender value of bank-owned life insurance was $78.2 million and $66.0 million at December 31, 2004 and 2003, respectively. Cash surrender values on bank-owned life insurance are recorded net of outstanding policy loans. At both December 31, 2004 and 2003, there were $0.1 million in outstanding policy loans. The face value of the bank-owned life insurance at December 31, 2004 was $202.5 million.

On certain bank-owned life insurance policies an agreement has been executed with each of the selected officers whereby a $25.0 thousand death benefit is payable to their designated beneficiary.

NOTE 9: INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low income housing investment tax credit projects. At December 31, 2004 and 2003, WesBanco had $8.7 million and $7.4 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $9.4 million and $7.8 million, at December 31, 2004 and 2003, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2004, 2003 and 2002 totaling $0.6 million, $0.6 million and $-0-, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $0.6 million, $0.3 million and $-0- for the years ended December 31, 2004, 2003 and 2002, respectively.

WesBanco is also a limited partner in five other limited partnerships. Three of the limited partnerships provide seed money and capital to start up companies, another provides media distribution services and the other provides financing to low income housing projects. At December 31, 2004 and 2003, WesBanco had $1.5 million and $1.0 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $0.4 million and $-0-, at December 31, 2004 and 2003, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2004, 2003 and 2002 which totaled $0.4 million, $32 thousand and $-0-, respectively.

NOTE 10: CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $313.7 million and $228.6 million as of December 31, 2004 and 2003, respectively. Interest expense on certificates of deposit of $100 thousand or more was $7.3 million, $6.8 million and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the scheduled maturities of total certificates of deposit are as follows: (in thousands)

Year	Amount
2005	$450,086
2006	322,870
2007	229,375
2008	41,163
2009	59,610
2010 and thereafter	5,282

Total	$1,108,386

NOTE 11: FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances of the borrowings. At December 31, 2004 and 2003 WesBanco had FHLB borrowings of $599.4 million and $361.2 million, respectively, with a weighted average interest rate of 3.31% and 3.58%, respectively. Included in WesBanco’s FHLB borrowings at December 31, 2004 are $100.6 million in FHLB of Cincinnati advances obtained in conjunction with the Western Ohio acquisition. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $37.4 million at December 31, 2004 and $22.7 million at December 31, 2003 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at December 31, 2004 and 2003 was $915.5 million and $790.8 million, respectively.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $599.4 million outstanding at December 31, 2004, $152.0 million in FHLB convertible advances are subject to conversion to a variable rate advance by the FHLB.

The following table summarizes the FHLB maturities at December 31, 2004 based on contractual dates and effective interest rates: (dollars in thousands)

Year	Scheduled Maturity	Weighted Average Rate
2005	$100,003	2.62%
2006	173,643	2.96%
2007	146,534	3.23%
2008	51,389	3.06%
2009	74,497	4.25%
2010 and thereafter	53,345	4.88%

Total	$599,411	3.31%

NOTE 12: OTHER BORROWINGS

Other borrowed funds are summarized as follows:

	December 31,
(in thousands)	2004	2003	2002
Federal funds purchased	$33,100	$10,000	$19,000
Securities sold under agreements to repurchase	165,097	169,937	143,994
Treasury tax and loan notes and other	2,316	37,817	2,440
Revolving line of credit, parent company	—	—	10,200

Total	$200,513	$217,754	$175,634

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2004	2003	2002
Outstanding balance at year end	$165,097	$169,937	$143,994
Average balance during the year	160,448	160,942	143,305
Maximum month-end balance during the year	182,056	187,799	156,592
Average interest rate at year end	1.82%	1.30%	1.81%
Average interest rate during the year	1.40%	1.37%	1.86%

In 2002, WesBanco established a $20.0 million line of credit with a third party commercial bank. The interest rate associated with the $20.0 million line of credit was calculated on the one-month LIBOR rate plus an applicable margin based on three collateral options. At December 31, 2003 and 2002, WesBanco had outstanding borrowings on this line of credit of $-0- and $10.2 million, respectively.

In July 2004, WesBanco amended the original agreement which increased the available line of credit to $35.0 million, the term to two years and the margin on which interest is calculated. The line of credit bears interest at the one-month LIBOR rate plus an applicable margin based on WesBanco’s tangible net worth to total tangible assets ratio. At December 31, 2004 there were no borrowings outstanding on the $35.0 million line of credit.

NOTE 13: JUNIOR SUBORDINATED DEBT AND TRUST PREFERRED SECURITIES

In June of 2004, WesBanco formed two wholly-owned trust subsidiaries, WesBanco Capital Trust IV and Trust V (the “Trusts”). These Trusts were formed for the purpose of issuing $40.0 million in trust preferred securities through two pooled trust preferred programs. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debt”) issued by WesBanco. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in Junior Subordinated Debentures, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debentures held by the Trusts. Both Trusts provide WesBanco with the option to defer payment of interest on the debentures for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.

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

WesBanco adopted the provisions of FIN No. 46, as discussed in Note 1, in the fourth quarter of 2003. Accordingly, WesBanco deconsolidated its special purpose trusts, which were formed to issue trust preferred securities to outside investors, because WesBanco does not absorb a majority of the expected losses or residual returns of the trusts. These Trusts were previously consolidated because they were controlled by WesBanco through a majority voting interest. The effect of such deconsolidation was to remove the Trust Preferred Securities from WesBanco’s Consolidated Balance Sheet, recognize WesBanco’s junior subordinated debt obligations to the special purpose trusts, and record each of WesBanco’s equity investments in the common stock of the special purpose trusts as an other asset. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation.

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

The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of December 31, 2004:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008(5)
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008(5)
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009(5)
WesBanco Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009(5)

Total trust preferred securities	$70,000	$2,174	$72,174

(1)	Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.

(2)	Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.

(3)	Fixed rate of 5.15% through March 17, 2005 and three-month LIBOR plus 2.65% thereafter, quarterly.

(4)	Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.

(5)	Redeemable at par at anytime after the noted date.

NOTE 14: EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN AND OTHER POSTRETIREMENT PLANS: At December 31, 2004, substantially all employees were participants in the WesBanco Defined Benefit Pension Plan (The “Plan”). The Plan covers those employees who satisfy minimum age and length of service requirements. Benefits of the Plan are generally based on years of service and the employee’s compensation during the last five years of employment. The Plan’s funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. WesBanco uses a December 31 measurement date for its Defined Benefit Pension Plan.

Retirees and certain active employees hired prior to March 31, 1998 are provided a postretirement non-contributory health insurance and death benefit plan. Payments are made directly from the Plan. For reported years 2004 and 2003, the health insurance benefit was $0.1 thousand per month and the death benefit was $7.5 thousand. The expense and liability are included in the pension tables below.

The following tables summarize the activity in the projected benefit obligation:

	For the years ended December 31,
(in thousands)	2004	2003
Projected benefit obligation, at beginning of year	$40,752	$34,888
Service cost	2,058	1,453
Interest cost	2,611	2,394
Benefits paid	(1,871)	(1,792)
Actuarial loss	1,858	3,778
Plan amendment	—	31

Projected benefit obligation, at end of year	$45,408	$40,752

The following table summarizes the change in Plan assets:

	For the years ended December 31,
(in thousands)	2004	2003
Fair value of Plan assets, at beginning of year	$34,839	$28,526
Actual return on Plan assets	1,649	6,321
Employer contributions	5,218	1,784
Benefits paid	(1,871)	(1,792)

Fair value of Plan assets, at end of year	$39,835	$34,839

The following table sets forth the Plan’s funded status and the asset reflected in the Consolidated Balance Sheets:

	December 31,
(in thousands)	2004	2003
Plan assets (less than) projected benefit obligation	$(5,573)	$(5,913)
Unrecognized prior service cost	(770)	(914)
Unrecognized net loss	12,282	9,999

Prepaid pension cost	$5,939	$3,172

The following table shows a comparison of the projected and accumulated benefit obligations to the fair value of Plan assets:

	December 31,
(in thousands)	2004	2003
Projected benefit obligation	$45,408	$40,752
Accumulated benefit obligation	38,566	34,520
Fair value of Plan assets	39,835	34,839

Net periodic pension cost for the Plan includes the following components:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Service cost—benefits earning during year	$2,058	$1,453	$1,243
Interest cost on projected benefit obligation	2,611	2,394	2,193
Expected return on Plan assets	(2,917)	(2,362)	(2,800)
Net amortization and recognized loss	699	739	(45)

Net periodic pension cost	$2,451	$2,224	$591

Actuarial assumptions used in the determination of the projected benefit obligation in the Plan are as follows:

	For the years ended December 31,
	2004	2003
Weighted average discount rates	6.00%	6.25%
Rates of increase in compensation levels	3.50%	4.00%

Actuarial assumptions used in the determination of the net periodic benefit cost in the Plan are as follows:

	For the years ended December 31,
	2004	2003	2002
Weighted average discount rates	6.25%	6.75%	6.75%
Rates of increase in compensation levels	4.00%	3.75%	3.75%
Weighted average expected long-term return on assets	8.50%	8.50%	8.50%

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class.

PENSION PLAN INVESTMENT POLICY AND STRATEGY: The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. The Plan assets will be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risks, taking into account the Plan’s funding needs and benefit obligations. Assets will be invested in a balanced portfolio composed primarily of equities, fixed income and cash or cash equivalent money market investments.

A maximum of 10% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds, which invest in foreign stock. Although most of the portfolio will be invested in large capitalization stocks, up to 25% of the equity portfolio may be invested in NASDAQ stocks. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated BAA1 or BBB+ or higher. No more than 10% shall be invested in bonds or notes issued by the same corporation. There will be no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2004 and 2003 the Plan’s equity securities included 118,300 shares of WesBanco common stock with a fair market value of $3.8 million and $3.3 million, respectively which represents 9.5% of the Plan’s total assets for 2004 and 2003. Dividends received on WesBanco stock held by the plan were $0.1 million for each of the years ended December 31, 2004 and 2003.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2005	For the years ended December 31,
		2004	2003
Asset Category:
Equity securities	50 – 75%	62%	58%
Debt securities	25 – 50%	23%	30%
Real estate	0%	—	—
Other	0 – 25%	15%	12%

Total		100%	100%

CASH FLOWS:

The following table sets forth information about the expected cash flows for the pension plan: (in thousands)

Employer Contributions	Amount
2005	–0–

The following table sets forth the estimated future benefit payments reflecting expected future service for the WesBanco Defined Benefit Pension Plan: (in thousands)

Year	Amount
2005	$1,514
2006	1,516
2007	1,526
2008	1,640
2009	1,853
2010 to 2014	12,970

On March 1, 2002, WesBanco became the plan administrator of the American non-contributory Defined Benefit Pension Plan. Prior to the acquisition, American had frozen all benefit accruals in its pension plan and fully vested all participants in the benefits accrued to them. As of December 31, 2004 and 2003, the American Plan had a projected benefit obligation of $0.8 million, which was equal to the fair value of the plan assets. At December 31, 2004 and 2003, WesBanco has a prepaid pension cost of $14 thousand and $21 thousand, respectively, on the balance sheet related to the American Plan. Net periodic pension costs in the American plan for 2004 and 2003 were $8 thousand and $7 thousand, respectively and plan contributions were $43 thousand and $112 thousand, respectively. The measurement date of the American Plan was October 1, 2004. As of December 31, 2004, WesBanco had no plans to merge the American pension plan with the current WesBanco pension plan, primarily due to unresolved litigation from certain former participants as described in “Item 3. Legal Proceedings” of this Form 10-K for the year ended December 31, 2004.

The following table sets forth the estimated future benefit payments reflecting expected future service for the American Plan: (in thousands)

Year	Amount
2005	$70
2006	71
2007	72
2008	75
2009	80
2010 to 2014	425

KSOP (EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN): WesBanco sponsors a KSOP plan consisting of a non-contributory internally leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Annual contributions are made to the ESOP as required by the loan agreement discussed below and at the discretion of the Board of Directors. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For the years ended December 31, 2004 and 2003 WesBanco matched 50% of the first 4% of eligible employee contributions. Effective January 1, 2005, WesBanco will begin matching 100% of the first 3% of eligible contributions and 50% of the next 2% of eligible employee contributions.

As of December 31, 2004, the KSOP held 617,479 shares of WesBanco common stock, of which 585,884 shares were allocated to specific employee accounts, and 31,595 shares with a market value of $1.0 million were unallocated. WesBanco’s KSOP was committed to release 16,150 shares as of December 31, 2004, with an average per share fair value of $28.79. Shares are released based on a formula, which considers the amount of principal and interest paid on the ESOP loan for the current year over the principal and interest to be paid for that period and all future periods. Dividends earned on unallocated shares are used to pay interest on the ESOP loan and for the three years ended December 31, 2004, 2003 and 2002 totaled $37 thousand, $47 thousand and $73 thousand, respectively. Dividends on allocated shares are distributed to employee accounts. Total expense for the KSOP for the years ended December 31, 2004, 2003 and 2002 was $1.0 million, $0.9 million and $0.9 million, respectively. Total expense for the ESOP component of the KSOP for the years ended December 31, 2004, 2003 and 2002 was $0.5 million, $0.5 million and $0.6 million, respectively.

During 2000, WesBanco’s ESOP established a revolving line of credit with its Bank. Conditions in the loan agreement provide for a revolving line of credit in the aggregate amount of $2.0 million to facilitate purchases of WesBanco common stock in the open market. The loan bears interest at a rate equal to the Bank’s base rate and requires annual repayments of principal equal to 20% of the balance at January 1 of each year. The loan matures on December 15, 2005, with a final balloon payment equal to all unpaid principal and interest due and payable at that time. The revolving line of credit had an outstanding balance of $0.3 million, $0.6 million and $1.0 million at December 31, 2004, 2003 and 2002, respectively. Interest expense paid by WesBanco’s ESOP was $23 thousand, $47 thousand and $83 thousand at December 31, 2004, 2003 and 2002, respectively.

Western Ohio maintained a profit sharing 401(k) savings plan. On August 31, 2004 the Western Ohio profit sharing 401(k) savings plan was closed to new participants. Based on eligibility dates all new Western Ohio participants were automatically enrolled in the WesBanco 401(k) plan. As of December 31, 2004, Western Ohio’s 401(k) plan had assets totaling $1.2 million. Western Ohio’s plan was merged into the WesBanco 401(k) plan on January 3, 2005.

American maintained a profit sharing 401(k) savings plan. On March 1, 2002 the American profit sharing 401(k) savings plan was closed to new contributions and participants and all eligible American participants were automatically enrolled in the WesBanco 401(k) plan. As of December 31, 2002, this plan and its assets totaling $1.4 million were merged into the WesBanco 401(k) plan.

KEY EXECUTIVE INCENTIVE BONUS & STOCK OPTION PLAN: The Key Executive Incentive Bonus & Option Plan, which commenced in 1998, is a non-qualified plan that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or granting of stock options, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals. Performance goals are established by WesBanco’s Board of Directors.

Compensation expense recorded in 2004, 2003 and 2002 for the Annual Bonus component of the plan was $0.7 million, $0.7 million and $0.5 million, respectively. During 2004, 2003 and 2002, WesBanco recorded expense for awards in the amounts of $68 thousand, $58 thousand and $50 thousand, respectively, for the Long-Term Bonus component made to specific employees.

The Stock Option component provides for granting of stock options to eligible employees. The maximum term of all options granted under WesBanco’s Stock Option Plan is 10 years from the original grant date. At December 31, 2004 WesBanco has 515,069 shares remaining for future issuance under equity compensations plans, compared to 578,070 shares at December 31, 2003. During 2004, WesBanco issued 63,001 stock options at an average option price of $26.60 per share and a fair value of $6.19 per share. These options vested on December 31, 2004. Also in 2004 WesBanco assumed 35,995 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Western Ohio in conjunction with the August 31, 2004 merger at an average option price of $17.16 per share, for certain of the former key officers. During 2003, no stock options were granted by the Board of Directors. During 2002, 206,000 shares were granted at an average option price of $23.96. These options vest over a three-year period and have no performance provisions.

WesBanco has elected to continue to account for stock-based compensation under APB Opinion No. 25. Under APB Opinion No. 25, the 2004 and 2002 stock options were granted at prices equal to fair market value at the date of the grants, and accordingly, no compensation expense was recognized. All granted options become immediately vested in the event of a change in control of WesBanco.

The following table shows the share activity in the Option Plan:

	For the years ended December 31,
	2004	Weighted Average Exercise Price Per Share	2003	Weighted Average Exercise Price Per Share	2002	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	384,840	$22.94	417,419	$22.99	212,811	$22.03
Granted during the year	63,001	26.60	—	—	206,000	23.96
Assumed in acquisition	35,995	17.16	—	—	—	—
Exercised during the year	(43,597)	19.70	(18,667)	21.41	—	—
Expired during the year	—	—	(9,579)	28.87	—	—
Forfeited during the year	(1,000)	23.96	(4,333)	20.74	(1,392)	20.74

Outstanding at end of the year	439,239	$23.31	384,840	$22.94	417,419	$22.99

Exercisable at year end	439,239	$23.31	316,172	$22.72	226,778	$22.90

The following table shows the average remaining life of the stock options at December 31, 2004:

Year Issued	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
1998	$29.50	15,998	$29.50	3.12
2000	22.00	18,000	22.00	5.32
2001 (1)	20.74 to 25.09	113,675	20.93	6.30
2002	23.96	200,000	23.96	7.89
2004	26.60	63,001	26.60	9.39
2004 (2)	12.50 to 18.64	28,565	18.37	2.65

Total		439,239	$23.31	7.07

(1)	2001 represented the only year in which multiple stock option grants were granted in two separate grants; one grant of 154,924 shares at an exercise price of $20.74 per share, with a second grant of 5,000 shares at $25.09.

(2)	Options assumed in the August 31, 2004 acquisition of Western Ohio.

NOTE 15: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Professional fees	$4,406	$4,395	$4,139
Marketing and advertising	3,051	2,398	1,924
General and administrative	1,511	1,293	1,128
Supplies	1,838	1,705	2,075
Postage	2,597	2,448	2,351
Telecommunication	2,447	2,219	2,322
Miscellaneous taxes	3,840	3,697	3,642
Other	7,530	5,981	3,652

Total other expenses	$27,220	$24,136	$21,233

NOTE 16: INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(12.9%)	(13.4%)	(11.9%)
State income taxes, net of federal tax effect	0.7%	0.9%	2.5%
Bank-owned life insurance	(2.1%)	(2.4%)	(1.0%)
All other—net	(1.7%)	(0.7%)	(1.2%)

Effective tax rate	19.0%	19.4%	23.4%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Current:
Federal	$7,321	$8,407	$8,425
State	248	639	1,804
Deferred:
Federal	1,183	(310)	441
State	224	(54)	(50)

Total	$8,976	$8,682	$10,620

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Securities and derivative transactions	$(360)	$(5,661)	$2,054
Minimum pension liability	—	1,970	(1,970)

Total	$(360)	$(3,691)	$84

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2004	2003	2002
Deferred tax assets:
Allowance for loan losses	$11,349	$10,036	$9,569
Compensation and benefits	—	461	2,369
Deferred loan fees and costs	1,592	1,122	510
Purchase accounting adjustments	642	1,311	1,790
Fair value adjustments on securities available for sale and derivatives	1,628	1,549	—
Other	165	284	37

Gross deferred tax assets	15,376	14,763	14,275

Deferred tax liabilities:
Fair value adjustments on securities available for sale and derivatives	—	—	(4,134)
Depreciation	(713)	(1,313)	(988)
Accretion on securities	(1,778)	(1,345)	(939)
FHLB stock dividends	(2,016)	—	—
Compensation and benefits	(472)	—	—

Gross deferred tax liabilities	(4,979)	(2,658)	(6,061)

Net deferred tax assets	$10,397	$12,105	$8,214

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $0.1 million of general business credit carryforwards that expire in 2025.

As a result of the Western Ohio acquisition, retained earnings at December 31, 2004 includes $8.7 million for which no provision for income taxes has been recorded. This amount represents the qualifying and non-qualifying tax bad debt reserve of Western Ohio as of December 31, 1987, which was Western Ohio’s base year for calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability is $3.5 million at December 31, 2004. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

For the year ended December 31, 2004, an income tax benefit of $0.3 million was credited to shareholders’ equity related to the exercise of nonqualified employee stock options and distributions of deferred directors’ benefits. For the years ended December 31, 2003 and 2002, there were no such tax benefits credited to shareholders’ equity.

Federal and state income taxes applicable to securities transactions totaled $1.1 million, $1.1 million, and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 17: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are based on the present value of expected future cash flows, quoted market prices of similar financial instruments, if available, and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.

The aggregate fair value of amounts presented does not represent the underlying value of WesBanco. Management does not have the intention to dispose of a significant portion of its financial instruments and, therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

The following table represents the estimates of fair value of financial instruments:

	December 31,
	2004		2003
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$97,057	$97,057	$108,210	$108,210
Securities held to maturity	406,862	420,839	434,226	449,746
Securities available for sale	765,320	765,320	766,883	766,883
Net loans (including loans held for sale)	2,459,049	2,460,457	1,907,303	1,930,236
Accrued interest receivable	18,599	18,599	18,247	18,247
Cash surrender value of bank owned life insurance	78,186	78,186	66,001	66,001
Financial liabilities:
Deposits	2,725,934	2,726,982	2,482,082	2,496,842
Federal Home Loan Bank borrowings	599,411	600,982	361,230	368,351
Other borrowings	200,513	200,558	217,754	217,830
Junior subordinated debt	72,174	72,314	30,936	27,154
Accrued interest payable	6,903	6,903	5,793	5,793
Derivatives:
Interest rate swaps	(2,470)	(2,470)	(4,277)	(4,277)

The following methods and assumptions are used to estimate the fair value of like kinds of financial instruments:

CASH AND SHORT-TERM INVESTMENTS: The carrying amount for cash and short-term investments is a reasonable estimate of fair value. Short-term investments consist of federal funds sold.

SECURITIES: Fair values for securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.

NET LOANS: Fair values for loans with interest rates that fluctuate as current rates change are generally valued at carrying amounts. The fair values for residential mortgage loans are based on quoted market prices of securitized financial instruments, adjusted for remaining maturity and differences in loan characteristics. Fair values of commercial real estate, construction and personal loans are based on a discounted value of the estimated future cash flows expected to be received. The current interest rates applied in the discounted cash flow method reflect rates used to price new loans of similar type, adjusted for relative risk and remaining maturity. For non-accrual loans, fair value is estimated by discounting expected future principal cash flows only.

LOANS HELD FOR SALE: The carrying amount for loans held for sale is a reasonable estimate of fair value.

ACCRUED INTEREST RECEIVABLE: The carrying amount of accrued interest payable approximates its fair value.

CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE: The carrying value of bank owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated. Management believes that the carrying value approximates fair value.

DEPOSITS: The carrying amount is considered a reasonable estimate of fair value for demand, savings and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.

FEDERAL HOME LOAN BANK BORROWINGS: For FHLB borrowings, fair value is based on rates currently available to WesBanco for borrowings with similar terms and remaining maturities.

OTHER BORROWINGS: For federal funds purchased and repurchase agreements, which represent short-term borrowings, the carrying amount is a reasonable approximation of fair value.

JUNIOR SUBORDINATED DEBT: Due to the pooled nature of these instruments, which are not actively traded on an equity market, the 2004 and 2003 estimated fair value is based on a price obtained from a broker on a recent similar transaction.

ACCRUED INTEREST PAYABLE: The carrying amount of accrued interest payable approximates its fair value.

DERIVATIVES: Fair values for interest rate swaps are estimated by obtaining quotes from brokers. The fair value adjustments, recorded in the other liabilities section of the Consolidated Balance Sheet, represent the amount WesBanco would receive or pay to terminate the agreement considering current interest rates.

INTEREST RATE LOCK COMMITMENTS ON MORTGAGE LOANS AND FORWARD SALES CONTRACTS: The estimated fair value of interest rate lock commitments and forward sales contracts on mortgage loans are insignificant and therefore not presented in the previous table.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: Off-balance sheet financial instruments consist of commitments to extend credit and letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore not presented in the previous table.

NOTE 18: COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Net Income	$38,182	$36,130	$34,826
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	18	(13,365)	10,694
Related income tax (expense) benefit (1)	(7)	5,279	(4,224)
Net securities (gains) losses reclassified into earnings	(2,577)	(2,793)	(962)
Related income tax expense (benefit) (1)	1,018	1,103	380

Net effect on other comprehensive income for the period	(1,548)	(9,776)	5,888

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	1,807	1,261	(3,389)
Related income tax (expense) benefit (1)	(714)	(498)	1,338
Net derivative (gains) losses reclassified into earnings	(159)	(184)	(226)
Related income tax expense (benefit) (1)	63	73	89

Net effect on other comprehensive income for the period	997	652	(2,188)

Minimum pension liability
Net change in minimum pension liability	—	4,925	(4,925)
Related income tax expense (benefit) (1)	—	(1,970)	1,970

Net effect on other comprehensive income for the period	—	2,955	(2,955)

Total change in other comprehensive income (loss)	(551)	(6,169)	745

Comprehensive income	$37,631	$29,961	$35,571

(1)	Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income for the year ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands)	Minimum Pension Liability	Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total
Balance, January 1, 2002	$—	$4,449	$(889)	$3,560
Period change, net of tax	(2,955)	5,888	(2,188)	745

Balance, December 31, 2002	(2,955)	10,337	(3,077)	4,305
Period change, net of tax	2,955	(9,776)	652	(6,169)

Balance, December 31, 2003	—	561	(2,425)	(1,864)
Period change, net of tax	—	(1,548)	997	(551)

Balance, December 31, 2004	$—	$(987)	$(1,428)	$(2,415)

NOTE 19: COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS: In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments would be recorded in other liabilities and were $0 as of December 31, 2004 and 2003.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $21.2 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.1 million and $33 thousand as of December 31, 2004 and 2003, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and letters of credit outstanding:

	December 31,
(in thousands)	2004	2003
Commitments to extend credit	$431,324	$325,722
Standby letters of credit	42,003	31,579

CONTINGENT LIABILITIES: WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 20: DERIVATIVES

WesBanco may from time to time enter into derivative financial instruments, primarily interest rate swap agreements, to manage its own risks arising from movements in interest rates and to facilitate asset/liability management strategies.

During 2001, WesBanco entered into interest rate swap agreements, designated as cash flow hedges that effectively converted $125.0 million of its variable rate prime based money market deposit accounts to a fixed-rate basis with an average term of 7 years, thus reducing the impact of rising interest rates on future interest expense. For the years ended December 31, 2004, 2003 and 2002, WesBanco recorded interest expense on these swap agreements totaling $2.0 million, $2.4 million and $2.3 million, respectively.

At December 31, 2004 the net fair value adjustments on interest rate swap agreements recorded as a liability on the Consolidated Balance Sheet reflected unrealized pretax net losses of $2.5 million. These unrealized net losses may be classified from accumulated other comprehensive income to earnings during 2005 as interest payments are made to the counterparties based on current market rates. Fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to the average fixed pay rate and projected variable receive rate over the remaining term of the derivative. If derivatives are held to their respective dates, no fair value gain or loss is realized. For 2004 and 2003 there was no hedge ineffectiveness recorded on the income statement for these transactions.

During 2000, all then outstanding interest rate swap agreements were terminated, generating a deferred gain of $1.0 million, which was reported as a component of other comprehensive income. The deferred gain is being amortized, using the interest method, over the remainder of the original term of the terminated swap agreements ending in September of 2006. WesBanco amortized $0.2 million of interest rate swap gains during 2004, 2003 and 2002. WesBanco will realize $0.1 million of interest rate swap gains during 2005.

The following table details the interest rate swaps and their associated hedged liability outstanding at December 31, 2004 and 2003:

(dollars in thousands) Derivative type	Maturity	Hedged Liability	Swap Notional Amount	Fair value	Swap Fixed Interest rate Range	Swap Variable Interest rate Range
December 31, 2004		Prime based money
Interest Rate Swap	2008	market deposit accounts	$87,425	$(2,470)	3.85% to 4.73%	2.36% to 2.89%

December 31, 2003		Prime based money
Interest Rate Swap	2008	market deposit accounts	$98,451	$(4,277)	3.85% to 4.73%	1.80% to 2.20%

In order to attract potential home borrowers, WesBanco offers rate lock commitments to such potential borrowers. The commitments are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. For all rate lock commitments issued in connection with potential loans intended for sale, which currently consist of all originated twenty and thirty year fixed rate residential home mortgage loan products, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the Consolidated Statements of Income. Should the loan close before the end of a period but prior to funding by the investor, it is accounted for in “Loans Held for Sale,” on WesBanco’s Consolidated Balance Sheets at the lower of cost or market. At December 31, 2004 Loans Held for Sale were $3.2 million. At December 31, 2004, the fair value adjustment of the forward sales commitments to the investor included in the gain on sale of mortgage loans was $54 thousand while the loss on the fair value of the interest rate lock commitments to customers was $48 thousand.

NOTE 21: TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of the Bank and have had, and are expected to have, transactions with the Bank. in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $23.4 million, $28.9 million and $52.7 million as of December 31, 2004, 2003, and 2002, respectively. During 2004, $27.5 million in related party loans were funded, $27.8 million were repaid and $5.2 million were no longer considered related party interests. At December 31, 2004, 2003 and 2002, none of outstanding related party loans were past due 90 days or more, renegotiated or considered to be non-accrual.

NOTE 22: REGULATORY MATTERS

WesBanco (Parent Company) is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to WesBanco. Certain restrictions under Federal and State law exist regarding the ability of the Bank to pay dividends to WesBanco. Approval is required if total dividends declared by a bank subsidiary, in any calendar year, exceeds net profits for that year combined with its retained net profits for the preceding two years. In determining to what extent to pay dividends, a bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements. During the first quarter of 2003, Federal and State regulatory agencies granted approval to declare special dividends to WesBanco for the purpose of funding share repurchase plans. As of December 31, 2003, the Bank could not have declared any dividends to be paid to WesBanco without prior approval from regulatory agencies.

Federal Reserve regulations require depository institutions to maintain cash reserves with the Federal Reserve Bank. The average amounts of required reserve balances were approximately $9.0 million and $6.7 million during 2004 and 2003, respectively.

WesBanco is subject to various regulatory capital requirements (risk-based capital ratios) administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding unrealized gains and losses on securities available for sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and the Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2004 and 2003. There are no conditions or events since December 31, 2004 that management believes have changed WesBanco’s “well-capitalized” category.

In the ordinary course of business, WesBanco is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders, fund the current stock repurchase plan and to provide for other cash requirements. Federal and State banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. At December 31, 2004, the Bank could pay dividends of up to $5.8 million to WesBanco without prior regulatory approval and without adversely affecting its “well capitalized” status.

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

As of December 31, 2004, assuming WesBanco was not allowed to include in Tier 1 capital the $70.0 million in trust preferred securities issued by WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, WesBanco Capital Trusts IV and V, WesBanco’s Tier 1 leverage capital ratio would have approximated 7.5% and would still significantly exceed the regulatory required minimums for capital adequacy purposes. Under the newly proposed Federal Reserve Board rule, it is currently anticipated that all of WesBanco’s trust preferred securities will continue to count as Tier 1 capital. If the WesBanco, Inc. Capital Trust II trust preferred securities are no longer allowed to be included in Tier 1 capital, WesBanco would be permitted to redeem the trust preferred securities without penalty, while the WesBanco, Inc. Capital Statutory Trust III would result in an early redemption penalty. Early redemption of WesBanco Capital Trusts IV and V would also result in an early redemption penalty.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum Value (1)		Well Capitalized (2)	December 31, 2004		December 31, 2003
(dollars in thousands)				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00	%(3)	N/A	$358,632	9.34%	$292,487	8.76%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	358,632	13.43%	292,487	13.31%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	388,118	14.54%	318,723	14.50%
WesBanco Bank, Inc.
Tier 1 Leverage	4.00%		5.00%	$319,577	8.35%	$273,729	8.23%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	319,577	12.05%	273,729	12.51%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	349,061	13.16%	299,960	13.71%

(1)	Minimum requirements to remain adequately capitalized.

(2)	Well capitalized under prompt corrective action regulations.

(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 23: CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2004	2003
ASSETS
Cash and short-term investments	$28,219	$12,949
Investment in subsidiaries—Banking	400,387	328,719
Investment in subsidiaries—Nonbank	5,465	5,918
Securities available for sale carried at fair value	4,881	6,609
Other assets	9,703	1,633

Total Assets	$448,655	$355,828

LIABILITIES
Borrowings	$253	$579
Junior subordinated debt	72,174	30,936
Dividends payable and other liabilities	6,047	5,877

Total Liabilities	78,474	37,392
SHAREHOLDERS’ EQUITY	370,181	318,436

Total Liabilities and Shareholders’ Equity	$448,655	$355,828

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2004	2003	2002
Dividends from subsidiaries—Banking	$34,000	$40,000	$30,000
Dividends from subsidiaries—Nonbank	400	—	650
Income from securities	300	250	508
Net securities gains (losses)	855	199	(725)
Other income	159	115	101

Total income	35,714	40,564	30,534
Total expense	4,147	3,541	2,511

Income before income tax benefit and undistributed net income (excess dividends) of subsidiaries	31,567	37,023	28,023
Income tax benefit	(1,240)	(1,287)	(1,190)

Income before undistributed net income of subsidiaries	32,807	38,310	29,213
Undistributed net income (excess dividends) of subsidiaries	5,375	(2,180)	5,613

NET INCOME	$38,182	$36,130	$34,826

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$38,182	$36,130	$34,826
Excess dividends (undistributed net income) of subsidiaries	(5,375)	2,180	(5,613)
(Gains) losses on sale of securities	(855)	(199)	725
Increase in other assets	(8,127)	(972)	(100)
Other—net	1,044	452	147

Net cash provided by operating activities	24,869	37,591	29,985

INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sales	2,211	4,022	194
Proceeds from maturities and calls	750	2,710	3,345
Payments for purchases	(693)	(50)	(500)
Acquisitions and additional capitalization of subsidiaries	(30,249)	—	(400)

Net cash provided by (used in) investing activities	(27,981)	6,682	2,639

FINANCING ACTIVITIES:
Payments on ESOP debt	(325)	(450)	(543)
Increase (decrease) in borrowings	—	(17,700)	6,000
Extinguishment of junior subordinated debt	—	(12,650)	—
Issuance of junior subordinated debt	41,238	30,936	—
Purchases of treasury stock—net	(2,739)	(17,856)	(19,957)
Dividends paid	(19,792)	(19,278)	(18,890)
Other	—	57	637

Net cash provided by (used in) financing activities	18,382	(36,941)	(32,753)

Net increase (decrease) in cash and cash equivalents	15,270	7,332	(129)
Cash and short-term investments at beginning of year	12,949	5,617	5,746

Cash and short-term investments at end of year	$28,219	$12,949	$5,617

NOTE 24: BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.7 billion, $2.8 billion and $2.3 billion at December 31, 2004, 2003, and 2002, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheet.

Presented below are the Condensed Statements of Income for WesBanco’s business segments:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2004:
Interest income	$169,436	—	$169,436
Interest expense	60,212	—	60,212

Net interest income	109,224	—	109,224
Provision for loan losses	7,735	—	7,735

Net interest income after provision for loan losses	101,489	—	101,489
Non-interest income	22,485	$13,056	35,541
Non-interest expense	81,889	7,983	89,872

Income before provision for income taxes	42,085	5,073	47,158
Provision for income taxes	6,947	2,029	8,976

Net income	$35,138	$3,044	$38,182

Goodwill and core deposit intangibles	$83,922	$—	$83,922
Depreciation and amortization expense	5,802	83	5,885
Net deferred tax assets	10,397	—	10,397
Total assets	4,009,052	2,347	4,011,399

For the year ended December 31, 2003:
Interest income	$165,516	—	$165,516
Interest expense	62,512	—	62,512

Net interest income	103,004	—	103,004
Provision for loan losses	9,612	—	9,612

Net interest income after provision for loan losses	93,392	—	93,392
Non-interest income	21,601	$11,629	33,230
Non-interest expense	74,280	7,530	81,810

Income before provision for income taxes	40,713	4,099	44,812
Provision for income taxes	7,042	1,640	8,682

Net income	$33,671	$2,459	$36,130

Goodwill and core deposit intangibles	$57,801	$—	$57,801
Depreciation and amortization expense	5,685	56	5,741
Net deferred tax assets	12,105	—	12,105
Total assets	3,443,333	1,673	3,445,006

For the year ended December 31, 2002:
Interest income	$176,155	—	$176,155
Interest expense	72,555	—	72,555

Net interest income	103,600	—	103,600
Provision for loan losses	9,359	—	9,359

Net interest income after provision for loan losses	94,241	—	94,241
Non-interest income	16,326	$11,526	27,852
Non-interest expense	69,781	6,866	76,647

Income before provision for income taxes	40,786	4,660	45,446
Provision for income taxes	8,756	1,864	10,620

Net income	$32,030	$2,796	$34,826

Goodwill and core deposit intangibles	$59,178	$—	$59,178
Depreciation and amortization expense	5,564	37	5,601
Net deferred tax assets	8,214	—	8,214
Total assets	3,295,949	1,282	3,297,231

NOTE 25: SUBSEQUENT EVENT (UNAUDITED)—ACQUISITION OF WINTON FINANCIAL CORPORATION

On January 3, 2005, WesBanco completed the acquisition of Winton Financial Corporation (“Winton”) and the merger of Winton’s subsidiary, Winton Savings and Loan Company, Cincinnati, Ohio, with and into the Bank. WesBanco and Winton entered into the definitive Agreement and Plan of Merger on August 25, 2004. Winton and its banking subsidiary operate through seven branch offices and two residential mortgage loan production offices in the Cincinnati, Ohio, metropolitan market. The primary reasons for the merger with Winton were for entry into new higher growth markets and to further expand WesBanco’s branch network in southwestern Ohio.

The aggregate purchase price for Winton was approximately $113.7 million, including approximately $6.3 million of direct acquisition costs, and the acquisition was consummated through the exchange of a combination of WesBanco common stock at a rate of 0.755 shares for 60% of Winton’s shares outstanding and $20.75 per share in cash for the remaining 40% of its stock. WesBanco is in the process of obtaining valuations on certain tangible and intangible assets as of the acquisition date; accordingly, the purchase price will be subject to certain purchase accounting adjustments. In addition, the allowance for loan losses of Winton will be subject to the provisions of SOP 03-3, which may reduce the amount of the acquired allowance. The acquisition was completed through the issuance of approximately 2,297,000 shares of WesBanco newly issued common stock and $42.1 million in cash, paid from WesBanco’s available cash and $20.0 million funded by a line of credit with an independent commercial bank.

The following is a Condensed Balance Sheet of Winton as of September 30, 2004:

(in thousands)	September 30, 2004
ASSETS
Cash and cash equivalents	$5,278
Securities	36,994
Loans	487,203
Allowance for loan losses	(2,448)

Net loans	484,755
Other assets	24,815

Total Assets	$551,842

LIABILITIES
Deposits	$364,833
Borrowings	131,088
Other liabilites	7,509

Total Liabilities	503,430
SHAREHOLDERS’ EQUITY	48,412

Total Liabilities and Shareholders’ Equity	$551,842

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have come to management’s attention during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of WesBanco is responsible for establishing and maintaining adequate internal control over financial reporting. WesBanco’s internal control over financial reporting is a process designed under the supervision of WesBanco’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of WesBanco’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2004, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. Management’s assessment of the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2004 has been attested to, and audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young, LLP Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

WesBanco, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that WesBanco, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that WesBanco, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of WesBanco, Inc. and our report dated March 4, 2005, expressed an unqualified opinion thereon.

March 4, 2005

Pittsburgh, Pennsylvania

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the principal occupations of directors of WesBanco, their ages, directorships in other companies and respective terms of office is set forth under the heading “Election of Directors” and “Continuing Directors” in the Proxy Statement and is incorporated by reference.

Information relating to executive officers of WesBanco is set forth under the heading “Executive Officers of the Corporation” in the Proxy Statement and is incorporated by reference.

Information relating to late filings is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference.

Information relating to the Audit Committee of WesBanco is set forth under the heading “Audit Committee” in the Proxy Statement and is incorporated by reference.

Information relating to the Financial Expert of WesBanco’s Audit Committee is set forth under the heading “Audit Committee” in the Proxy Statement and is incorporated by reference.

CODE OF ETHICS

WesBanco has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including WesBanco’s Chief Executive Officer, Chief Financial Officer, Controller and other executive officers. WesBanco’s “Code of Business Conduct and Ethics” can be found posted on our website at http://www.wesbanco.com in the “Investor Relations” section under “Governance Documents”. WesBanco intends to disclose any changes or amendments to or waivers from this code of ethics on its website as well as the required filing of Form 8-K, under Item 5.05.

WesBanco will provide a printed copy, free of charge, of WesBanco’s Code of Ethics to any shareholder requesting such information. To obtain a copy of WesBanco’s Code of Ethics, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003.

ITEM 11:	EXECUTIVE COMPENSATION

Information relating to compensation of directors and executive officers is set forth under the heading “Compensation of Executive Officers” in the Proxy Statement and is incorporated by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the beneficial ownership of WesBanco’s common stock by all directors, each executive officer named in the “Summary Compensation Table” of the Proxy and all executive officers and directors as a group is set forth under the heading “Ownership of Securities by Directors, Nominees and Officers” in the Proxy and is incorporated by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	439,239	$23.31	585,884
Equity compensation plans not approved by security holders	None	None	None

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to transactions and relationships with certain directors and executive officers of WesBanco is set forth under the heading “Transactions with Directors and Officers” in the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under Note 21, “Transactions with Related Parties” on page 96 of this Annual Report on Form 10-K.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the Principal Accounting Fees and Services is set forth under the heading “Independent Auditors” in the Proxy Statement and is incorporated by reference.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

(1) CONSOLIDATED FINANCIAL STATEMENTS: Reference is made to Part II- Item 8, of this Annual Report on Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES: No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Agreement and Plan of Merger dated April 1, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 10, 2004.

2.2	First Amendment to Agreement and Plan of Merger dated July 13, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

2.3	Agreement and Plan of Merger dated August 25, 2004, by and between WesBanco, Inc., WesBanco Bank, Inc., Winton Financial Corporation and Winton Savings and Loan Co.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 and Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 27, 2004.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated August 22, 2002).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2002.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

EXHIBIT INDEX

Exhibit Number	Document	Location:
4.2	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.3	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.4	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.5	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.6	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.7	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.8	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.9	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.10	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.11	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.12	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.13	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.14	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.15	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

EXHIBIT INDEX

Exhibit Number	Document	Location:
4.16	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.17	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.18	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.19	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.20	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.21	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.1	Directors’ Deferred Compensation Plan.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

10.2	Key Executive Incentive Bonus and Option Plan.	Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.

10.3	Employment Agreements.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

10.4	Employment Continuity Agreement.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.

10.5	Executive Supplemental Income Agreement.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

EXHIBIT INDEX

Exhibit Number	Document	Location:
10.6	Form of Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Kristine N. Molnar and Robert H. Young.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 15, 1999.

10.7	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Kristine N. Molnar, Peter W. Jaworski and Edward M. George.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.8	Second Amended Severance Plan Clarification Agreement, dated February 26, 2002, by and between American Bancorporation, Jeremy C. McCamic and WesBanco, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.9	Second Amended Consulting Agreement, dated February 26, 2002, by and between WesBanco, Inc. and Jeremy C. McCamic.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.10	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.11	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.12	Stock Option Amendment Agreement, dated May 31, 2002, by and between WesBanco, Inc. and Dennis P. Yaeger.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2002.

10.13	Separation Agreement and Release and Waiver of Claims, dated May 2, 2002, by and between WesBanco, Inc. and Dennis P. Yaeger.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2002.

10.14	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.15	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004. Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.16	Revolving Credit Agreement dated July 30, 2004, between WesBanco, Inc, (as borrower) and SunTrust Bank (as lender).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

EXHIBIT INDEX

Exhibit Number	Document	Location:
10.17	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.18	Certified Resolutions of the Board of Directors of WesBanco, Inc.	*

11	Computation of Earnings Per Share.	Computation of earnings per share is set forth under Note 2, “Earnings Per Share” on Page 74 of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed Here With

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

By:	/s/ ROBERT H. YOUNG
Robert H. Young
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 15, 2005.

By:	/s/ EDWARD M. GEORGE
Edward M. George
Chairman of the Board

The Directors of WesBanco (listed below) executed a power of attorney appointing Paul M. Limbert their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

James E. Altmeyer	Vaughn L. Kiger
Ray A. Byrd	Robert E. Kirkbride
R. Peterson Chalfant	Paul M. Limbert
John H. Cheffy	Jay T. McCamic
Christopher V. Criss	Henry L. Schulhoff
James D. Entress	Joan C. Stamp
Abigail M. Feinknopf	Carter W. Strauss
Ernest S. Fragale	Reed J. Tanner
Edward M. George	Robert K. Tebay
John W. Kepner