Form 10-Q
period 2005-03-31
WESBANCO INC
filed 2005-05-10
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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
Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 29, 2005 there were 22,706,360 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

ITEM #	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements (unaudited)
	Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004	3
	Consolidated Statements of Income for the Three months ended March 31, 2005 and 2004 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the Three months ended March 31, 2005 and 2004 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three months ended March 31, 2005 and 2004 (unaudited)	6
	Notes to Consolidated Financial Statements	7 - 18

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 32

3	Quantitative and Qualitative Disclosures About Market Risk	32 -33

4	Controls and Procedures	33

	PART II – OTHER INFORMATION
1	Legal Proceedings	33 -34

2	Unregistered Sales of Equity Securities and Use of Proceeds	35

3	Defaults Upon Senior Securities	35

4	Submission of Matters to a Vote of Security Holders	35

5	Other Information	35

6(a)	Exhibits	35

	Signatures	36

PART I - FINANCIAL INFORMATION

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(dollars in thousands, except per share amounts)	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$71,138	$93,611
Due from banks – interest bearing	3,555	3,446
Federal funds sold	-	-
Securities:
Held to maturity (fair values of $455,520 and $420,839, respectively)	447,492	406,862
Available for sale, at fair value	739,150	765,320
Total securities	1,186,642	1,172,182
Loans held for sale	5,141	3,169
Total portfolio loans, net of unearned income	2,958,094	2,485,366
Allowance for loan losses	(32,225)	(29,486)
Net portfolio loans	2,925,869	2,455,880
Premises and equipment, net	62,363	56,670
Accrued interest receivable	22,015	18,599
Goodwill	136,619	73,760
Core deposit intangible, net	12,304	10,162
Cash surrender value of bank-owned life insurance	78,810	78,186
Other assets	53,157	45,734
Total Assets	$4,557,613	$4,011,399

LIABILITIES
Deposits:
Non-interest bearing demand	$359,871	$355,364
Interest bearing demand	324,268	312,080
Money market	577,532	587,523
Savings deposits	448,659	362,581
Certificates of deposit	1,359,260	1,108,386
Total deposits	3,069,590	2,725,934
Federal Home Loan Bank borrowings	711,415	599,411
Other borrowings	225,893	200,513
Junior subordinated debt	87,638	72,174
Total borrowings	1,024,946	872,098
Accrued interest payable	7,578	6,903
Other liabilities	31,453	36,283
Total Liabilities	4,133,567	3,641,218

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 22,769,417 shares in 2005 and 20,837,469 shares in 2004	49,200	44,415
Capital surplus	120,676	61,451
Retained earnings	286,140	281,013
Treasury stock (846,442 and 481,879 shares, respectively, at cost)	(23,209)	(12,711)
Accumulated other comprehensive loss	(7,154)	(2,415)
Deferred benefits for directors and employees	(1,607)	(1,572)
Total Shareholders' Equity	424,046	370,181
Total Liabilities and Shareholders' Equity	$4,557,613	$4,011,399

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, dollars in thousands, except per share amounts)	For the Three Months Ended March 31,
	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, including fees	$42,846	$28,162
Interest and dividends on securities:
Taxable	7,330	7,294
Tax-exempt	4,686	4,351
Total interest and dividends on securities	12,016	11,645
Federal funds sold	22	24
Total interest and dividend income	54,884	39,831
INTEREST EXPENSE
Interest bearing demand deposits	327	195
Money market deposits	2,662	2,336
Savings deposits	556	280
Certificates of deposit	9,637	6,533
Total interest expense on deposits	13,182	9,344
Federal Home Loan Bank borrowings	5,943	3,190
Other borrowings	1,199	541
Junior subordinated debt	1,059	429
Total interest expense	21,383	13,504
NET INTEREST INCOME	33,501	26,327
Provision for loan losses	1,843	1,800
Net interest income after provision for loan losses	31,658	24,527
NON-INTEREST INCOME
Trust fees	3,714	3,531
Service charges on deposits	2,502	2,213
Bank-owned life insurance	683	689
Net securities gains	753	661
Net gains on sales of loans	132	67
Other income	1,747	1,600
Total non-interest income	9,531	8,761
NON-INTEREST EXPENSE
Salaries and wages	10,571	8,390
Employee benefits	3,325	2,805
Net occupancy	1,796	1,569
Equipment	2,204	1,770
Core deposit intangible amortization	663	287
Merger-related expenses	493	8
Other operating expenses	8,077	6,306
Total non-interest expense	27,129	21,135
Income before provision for income taxes	14,060	12,153
Provision for income taxes	2,980	2,394
NET INCOME	$11,080	$9,759

Earnings per share - basic	$0.48	$0.49
Earnings per share - diluted	$0.48	$0.49

Average shares outstanding - basic	22,992,398	19,719,934
Average shares outstanding - diluted	23,043,874	19,769,505

Dividends per share	$0.26	$0.25

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands, except per share amounts)

						Accumulated	Deferred
						Other	Benefits for
	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
December 31, 2003	19,741,464	$ 44,415	$ 52,900	$ 263,080	$ (38,383)	$ (1,864)	$ (1,712)	$ 318,436
Net income				9,759				9,759
Change in accumulated
other comprehensive income						4,208		4,208
Comprehensive income								13,967
Cash dividends: Common ($0.25 per share)				(4,952)				(4,952)
Treasury shares purchased	(106,874)				(3,124)			(3,124)
Treasury shares sold	38,513		94		919			1,013
Deferred benefits for directors – net							283	283
March 31, 2004	19,673,103	$ 44,415	$ 52,994	$ 267,887	$ (40,588)	$ 2,344	$ (1,429)	$ 325,623

December 31, 2004	20,837,469	$ 44,415	$ 61,451	$ 281,013	$ (12,711)	$ (2,415)	$ (1,572)	$ 370,181
Net income				11,080				11,080
Change in accumulated
other comprehensive income						(4,739)		(4,739)
Comprehensive income								6,341
Cash dividends: Common ($.26 per share)				(5,953)				(5,953)
Treasury shares purchased	(493,121)				(13,649)			(13,649)
Treasury shares sold	128,558		(1,314)		3,151			1,837
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Deferred benefits for directors – net							(35)	(35)
March 31, 2005	22,769,417	$ 49,200	$ 120,676	$ 286,140	$(23,209)	$ (7,154)	$ (1,607)	$ 424,046

There was no activity in Preferred Stock during the three months ended March 31, 2005 and 2004.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited, in thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$11,080	$9,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,697	1,448
Net amortization	(16)	896
Provision for loan losses	1,843	1,800
Gains on sales of securities – net	(753)	(661)
Gains on sales of mortgage loans – net	(142)	(67)
Deferred income taxes	(326)	(609)
Increase in cash surrender value of bank-owned life insurance	(624)	(678)
Loans originated for sale	(13,162)	(3,387)
Proceeds from the sale of loans originated for sale	11,331	4,430
Net change in: other assets and accrued interest receivable	3,889	644
Net change in: other liabilities and interest payable	(10,328)	11,736
Other – net	305	(101)
Net cash provided by operating activities	4,794	25,210

INVESTING ACTIVITIES:
Securities held to maturity:
Proceeds from maturities, prepayments and calls	8,198	20,704
Payments for purchases	(33,203)	(2,674)
Securities available for sale:
Proceeds from sales	72,695	49,622
Proceeds from maturities, prepayments and calls	76,300	47,829
Payments for purchases	(101,690)	(50,613)
Acquisition, net of cash paid	(37,798)	-
(Increase) decrease in loans	5,009	(18,386)
Purchases of premises and equipment – net	(1,968)	(818)
Net cash provided by (used in) investing activities	(12,457)	45,664

FINANCING ACTIVITIES:
Decrease in deposits	(15,287)	(20,998)
Decrease in Federal Home Loan Bank borrowings	(23,239)	(518)
Increase (decrease) in other borrowings	28,481	(55,676)
Decrease in federal funds purchased	(3,100)	(10,000)
Proceeds from the issuance of junior subordinated debt	15,464	-
Dividends paid	(5,208)	(4,753)
Treasury shares purchased – net	(11,812)	(2,111)
Net cash (used in) financing activities	(14,701)	(94,056)

Net decrease in cash and cash equivalents	(22,364)	(23,182)
Cash and cash equivalents at beginning of the year	97,057	108,210
Cash and cash equivalents at end of the year	$74,693	$85,028

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$20,092	$13,806
Income taxes paid	-	1,110
Transfers of loans to other real estate owned	326	231
Commitments to purchase invesment securities	-	9,997
Summary of business acquisition:
Fair value of tangible assets acquired	$549,240	$-
Fair value of core deposit intangible acquired	2,805	-
Fair value of liabilities assumed	(505,680)	-
Stock issued for the purchase of acquired company's common stock	(65,323)	-
Cash paid in the acquisition	(43,768)	-
Goodwill recognized	$(62,726)	$-

See Notes to Consolidated Financial Statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: WesBanco, Inc. ("WesBanco") is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (the "Bank"), headquartered in Wheeling, West Virginia., operates through 85 banking offices, 2 loan production offices and 129 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

BASIS OF PRESENTATION: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The Consolidated Financial Statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of WesBanco’s 2004 Annual Report on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of what results may be attained for the entire year.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of WesBanco and those entities in which WesBanco has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.
WesBanco determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Under Accounting Research Bulletin No. 51, "Consolidated Financial Statements," a voting interest entity is an entity in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. WesBanco consolidates voting interest entities in which it owns all, or at least a majority (generally, greater than 50%) of the voting interest. Under Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," variable interest entities ("VIE") are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has five wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III (collectively referred to as the "Trusts"), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, these Trusts are not included in the Consolidated Financial Statements.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECLASSIFICATIONS: Certain prior period financial information has been reclassified to conform to the presentation in 2005. The reclassifications had no effect on net income.

CASH AND CASH EQUIVALENTS: For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, due from banks - interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

EARNINGS PER SHARE: Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares for each period is increased by the number of shares which would be issued assuming the exercise of common stock options. Unallocated shares held by the employee stock ownership plan ("ESOP") are excluded from the computation of earnings per share, whereas allocated shares are included in computing earnings per share.

ALLOWANCE FOR LOAN LOSSES: In December 2003, the AICPA issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value without a related allowance for loan losses, or other valuation allowance, recorded at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. This statement is effective beginning January 1, 2005. Please see note 5, "Loans and the Allowance for Loan Losses," of the Consolidated Financial Statements for additional information.

MORTGAGE SERVICING RIGHTS: Mortgage servicing rights ("MSR’s") represent the right to service loans for third party investors. MSR’s are accounted for pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires that a company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. MSR’s are recognized by the sale of mortgage loan(s) to a third party investor with the servicing rights retained by WesBanco. Servicing loans for others generally consists of collecting the mortgage payment from the respective borrower, maintaining escrow accounts, remitting payments to the third party investor and if necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income includes servicing fees received from the third party investors and certain charges collected from the borrowers. Originated MSR's are recorded at fair value at the time of the sale of the loan(s) to the third party investor. MSR’s are amortized in proportion to and over the estimated period of net servicing income. MSR’s are carried at amortized cost, less the valuation for impairment, if any. Impairment exists if the carrying value of MSR’s exceeds the estimated fair value of the MSR’s. In calculating the fair value of the MSR's, the serviced loans are segregated into pools using as pooling criteria the loan term and the coupon rate. Individual impairment allowances for each pool are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the pool. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio as well as numerous assumptions including; servicing income and costs, market discount rates, prepayment speeds and other market driven data. The fair value of MSR’s is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR’s. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR’s, conversely, as interest rates rise, prepayments slow down generally resulting in an increase in the fair value of MSR’s. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions.

NEW ACCOUNTING STANDARDS: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to the fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," if a company so elects. WesBanco has elected to continue to account for stock-based compensation under APB No. 25 using the intrinsic value method. Under APB No. 25, compensation expense for employee stock options are generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant.
During the quarters ended March 31, 2005 and 2004, no stock options were granted by WesBanco’s Board of Directors. During the first quarter of 2005 WesBanco assumed 132,174 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Winton Financial Corporation ("Winton") in conjunction with the January 3, 2005 merger at an average option price of $14.33 per share, for certain of the former key officers. As of March 31, 2005 and 2004, WesBanco’s unvested stock options were -0- and 68,670, respectively.
The fair values of stock options granted are estimated at the date of grant using the Black-Scholes option-pricing model. Since no options were granted for the quarters ended March 31, 2005 and 2004, the significant assumptions used in calculating the fair value of the grants are not presented.
The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	For the Three Months Ended March 31,
(Unaudited, in thousands, except per share amounts)	2005	2004
Net income as reported	$11,080	$9,759
Stock based compensation expense under fair value method - net of tax	-	(50)
Pro forma net income	$11,080	$9,709

Earnings per share as reported - basic	$0.48	$0.49
Earnings per share as reported - diluted	$0.48	$0.49

Pro forma earnings per share - basic	$0.48	$0.49
Pro forma earnings per share - diluted	$0.48	$0.49

In December 2004 the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123-R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. WesBanco will be required to apply SFAS No. 123-R using one of two methods, the modified prospective method or restatement of previously issued financial statements. Under the modified prospective method, a company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under the second method, a company may restate previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS No. 123.
In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123-R, and the disclosures in MD&A subsequent to the adoption. WesBanco will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123-R on January 1, 2006. The adoption of this standard in 2006 is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.
In March 2004, the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Although WesBanco will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

NOTE 2: EARNINGS PER SHARE
Earnings per share are calculated as follows:
	For the Three Months Ended March 31,
(Unaudited, in thousands, except shares and per share amounts)	2005	2004
Numerator for both basic and diluted earnings per share:
Net Income	$ 11,080	$ 9,759

Denominator:
Total average basic common shares outstanding	22,992,398	19,719,934
Effect of dilutive stock options	51,476	49,571
Total diluted average common shares outstanding	23,043,874	19,769,505

Earnings per share - basic	$ 0.48	$ 0.49
Earnngs per share - diluted	$ 0.48	$ 0.49

NOTE 3: COMPLETED BUSINESS COMBINATION
On January 3, 2005, WesBanco completed the acquisition of Winton and the merger of Winton’s subsidiary, Winton Savings and Loan Company, Cincinnati, Ohio, with and into the Bank. WesBanco and Winton entered into a definitive Agreement and Plan of Merger on August 25, 2004. Winton and its banking subsidiary operated through seven branch offices and two residential mortgage loan production offices in the Cincinnati, Ohio, metropolitan market at the time of acquisition, although the loan production offices have been subsequently closed. The primary reasons for the merger with Winton were for entry into new higher growth markets and to further expand WesBanco’s branch network in southwestern Ohio.
The aggregate purchase price for Winton was approximately $109.1 million and was consummated through the exchange of a combination of WesBanco common stock at a rate of 0.755 shares for 60% of Winton’s shares outstanding and $20.75 per share in cash for the remaining 40% of its stock. The acquisition was completed through the issuance of approximately 2,296,511 shares of WesBanco newly issued common stock and $42.1 million in cash, paid from WesBanco’s available cash of which $20.0 million was funded by a line of credit with an independent commercial bank.
WesBanco also paid $1.9 million for Winton’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $6.7 million in direct costs associated with the merger, of which $0.6 million remained unpaid at March 31, 2005. The direct merger costs included involuntary employee termination costs of $2.6 million along with legal, accounting advisory and conversion costs of $3.7 million and an additional $0.4 million in other costs. As of the date of the acquisition on January 3, 2005, Winton had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and shareholders’ equity of $49 million. WesBanco’s Consolidated Statement of Income includes the results of operations of Winton from the closing date of the acquisition.
On August 31, 2004, WesBanco completed the acquisition of Western Ohio Financial Corporation ("Western Ohio"), Springfield, Ohio and the merger of Western Ohio’s subsidiary, Cornerstone Bank, with and into the Bank. WesBanco and Western Ohio entered into a definitive Agreement and Plan of Merger on April 1, 2004. The merger with Western Ohio provided WesBanco entry into new higher growth markets and expanded WesBanco’s already existing branch network in the state of Ohio. The acquisition was accounted for using the purchase accounting method.
The aggregate purchase price for the acquisition was approximately $67.9 million consummated through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. For each share of Western Ohio common stock that a Western Ohio shareholder owned they received, at their election, either $35.00 in cash or 1.18 shares of WesBanco common stock, subject to certain limitations. The exchange was structured to be a 55% stock and 45% cash transaction. The purchase was funded through the issuance of 1,176,935 shares of WesBanco common shares held in treasury while the cash consideration totaling $28.6 million for the cash portion of the stock purchase was paid from WesBanco’s available cash, primarily from the issuance of junior subordinated debt in June of 2004. WesBanco also paid $1.6 million for Western Ohio’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $1.5 million in direct costs associated with the merger, of which $35 thousand remained unpaid at March 31, 2005. The direct merger costs included involuntary employee termination costs of $0.6 million along with legal, accounting advisory and conversion costs of $0.9 million. As of the date of the acquisition on August 31, 2004, Western Ohio had total assets of approximately $412 million, loans of $334 million, deposits of $255 million, borrowings of $111 million and shareholders’ equity of $44 million.
In conjunction with the Winton and Western Ohio mergers, WesBanco recorded goodwill of $62.7 million and $24.1 million, respectively, and core deposit intangibles of $2.8 million and $3.6 million, respectively, which are subject to post-closing adjustments. Goodwill and core deposit intangibles were allocated to WesBanco’s community banking segment. Under SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," a core deposit intangible is separated from goodwill and amortized over its remaining useful life. The Winton and Western Ohio core deposit intangibles each have a weighted average remaining useful life of approximately 10 years. The remaining goodwill intangible, which is not subject to amortization and is not deductible for income tax purposes, will be evaluated annually for possible impairment.

The following table presents pro forma combined results of operations of WesBanco, Western Ohio and Winton as if the business combination had been completed as of the beginning of each respective period:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands, except per share amounts)	2005	2004
Net Interest Income	$ 33,501	$ 33,712
Net Income	11,080	11,778

Pro forma earnings per share - basic	$ 0.48	$ 0.51
Pro forma earnings per share - diluted	$ 0.48	$ 0.51

The pro forma combined results of operations include net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the merger date. These adjustments have been consistently applied to each period presented in the above table. The pro forma information also includes merger-related expenses occurring after the date of the acquisition.

NOTE 4: SECURITIES
The following tables summarize amortized cost and fair values of held to maturity and available for sale securities:

	March 31,	December 31,
(Unaudited, dollars in thousands)	2005	2004
Securities held to maturity (at amortized cost):
Obligations of states and political subdivisions	$398,941	$367,780
Other debt securities (1)	48,551	39,082
Total securities held to maturity	447,492	406,862

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	327,864	314,399
Obligations of states and political subdivisions	49,448	42,497
Mortgage-backed securities	349,700	397,341
Corporate and other securities (2)	12,138	11,083
Total securities available for sale	739,150	765,320
Total securities	$1,186,642	$1,172,182
(1) Other debt securities, classified as held to maturity at March 31, 2005 and December 31, 2004 consist primarily of Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2) Other securities, classified as available for sale, include certain equity interests in business corporations.

At March 31, 2005 and December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
Securities with par values aggregating $449.7 million and $439.9 million at March 31, 2005 and December 31, 2004, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available for sale securities were $72.7 million and $49.6 million for the three months ended March 31, 2005 and 2004, respectively. Gross security gains on available for sale securities of $0.8 million and $0.6 million and gross security losses on available for sale securities of $28 thousand and $22 thousand were realized for the three months ended March 31, 2005 and 2004, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2005 and December 31, 2004:

	March 31, 2005
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

U.S. Treasury and Federal Agency securities	$ 187,049	$ (1,913)	39	$ 98,884	$ (2,624)	23	$ 285,933	$ (4,537)	62
Obligations of states and political subdivisions	87,335	(1,607)	179	21,787	(976)	60	109,122	(2,583)	239
Mortgage-backed & other debt securities	192,469	(3,048)	58	149,632	(4,675)	46	342,101	(7,723)	104
Corporate securities	4,044	(63)	2	2,053	(53)	1	6,097	(116)	3
Total temporarily impaired securities	$ 470,897	$ (6,631)	278	$ 272,356	$ (8,328)	130	$ 743,253	$ (14,959)	408

	December 31, 2004
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

U.S. Treasury and Federal Agency securities	$ 172,225	$ (864)	38	$ 30,934	$ (534)	7	$ 203,159	$ (1,398)	45
Obligations of states and political subdivisions	25,594	(245)	47	18,031	(555)	51	43,625	(800)	98
Mortgage-backed & other debt securities	230,303	(2,084)	61	40,844	(932)	12	271,147	(3,016)	73
Corporate securities	4,182	(37)	2	-	-	-	4,182	(37)	2
Total temporarily impaired securities	$ 432,304	$ (3,230)	148	$ 89,809	$ (2,021)	70	$ 522,113	$ (5,251)	218

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
WesBanco believes that the unrealized securities losses are all considered temporary impairment losses due to $708.7 million of the fair value of the securities presented at March 31, 2005 having fixed interest rates which causes their fair value to fluctuate in response to prevailing market interest rates. The remaining unrealized losses pertains primarily to two variable rate securities totaling $34.6 million at March 31, 2005, having unrealized losses of $0.4 million. In corporate securities, two "Aa3" rated securities totaling $4.0 million at March 31, 2005 had unrealized losses of $63 thousand and were in loss positions for less than six months, while a single "A3" rated security with a loss of $53 thousand was in a loss position for twelve months.
WesBanco does not believe any of the securities are impaired due to reasons of credit quality as none of the securities presented above represent securities that have had credit downgrades and all securities are paying principal and interest according to the contractual terms. WesBanco also has the ability and intent to hold the securities classified as held to maturity until they mature, at which time WesBanco will receive full value for the securities. Furthermore, management also has the ability and intent to hold the noted loss position securities classified as available for sale for a period of time sufficient for a recovery of cost. Accordingly, as of March 31, 2005, management believes the unrealized losses detailed above are temporary and no impairment loss has been recognized in the Consolidated Statements of Income.

NOTE 5: LOANS AND THE ALLOWANCE FOR LOAN LOSSES
The following table is a summary of total loans:
	March 31,	December 31,
(Unaudited, in thousands)	2005	2004
Commercial	$ 397,661	$ 409,904
Commercial real estate	1,091,886	898,140
Residential real estate	1,023,961	771,337
Home equity	181,423	148,486
Consumer	263,163	257,499
Total portfolio loans (1)	2,958,094	2,485,366
Loans held for sale	5,141	3,169
Total Loans	$ 2,963,235	$ 2,488,535
(1) Included in the above loan categories are net deferred loan fees of $5.6 million at March 31, 2005 and $5.1 million at December 31, 2004.

The following table represents changes in the allowance for loan losses:

	For the Three months Ended
	March 31,
(Unaudited, in thousands)	2005	2004
Balance, at beginning of period	$ 29,486	$ 26,235
Allowance for loan losses of acquired bank	1,947	-
Provision for loan losses	1,843	1,800

Charge-offs	(1,537)	(1,522)
Recoveries	486	289
Net loan charge-offs	(1,051)	(1,233)

Balance, at end of period	$ 32,225	$ 26,802

       In conjunction with the Winton acquisition on January 3, 2005, WesBanco acquired loans approximating $482 million. Winton’s allowance for loan losses at the acquisition date of January 3, 2005 was approximately $2.4 million. WesBanco applied the guidance required under SOP 03-3 and determined that certain loans acquired in the Winton acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. WesBanco determined that two commercial real estate loans totaling approximately $2.0 million were within the guidelines set forth under SOP 03-3. Accordingly, WesBanco recorded $1.9 million in carry-over allowance on loans not subject to SOP 03-3. The carrying value of those loans included in the Consolidated Balance Sheet amount for portfolio loans as of March 31, 2005 are as follows:

March 31,
(Unaudited, in thousands)	2005
Commercial real estate	$1,968
Total outstanding balance	$1,968

Carrying amount	$1,466

Accretable
(Unaudited, in thousands)	Yield
Balance at January 1, 2005	$-
Additions-due to acquisition	44
Accretion	(22)
Balance at March 31, 2005	$22

During the three months ended March 31, 2005, WesBanco did not increase the allowance for loan losses for the loans subject to SOP 03-3. No allowance or loan losses were reversed during the three months ended March 31, 2005.

The following tables summarize loans classified as impaired:

	March 31,	December 31,
(Unaudited, in thousands)	2005	2004
Non-accrual loans	$8,476	$8,195
Renegotiated loans	-	-
Other impaired loans	4,709	7,078
Total non-performing loans and other impaired loans	$13,185	$15,273

	March 31,	December 31,
(Unaudited, in thousands)	2005	2004
Balance of impaired loans with no allocated allowance for loan losses	$7,730	$5,982
Balance of impaired loans with an allocated allowance for loan losses	5,455	9,291
Total impaired loans	$13,185	$15,273

Allowance for loan losses allocated to impaired loans	$1,129	$1,623
At March 31, 2005 and December 31, 2004, WesBanco had no commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 6: MORTGAGE SERVICING RIGHTS
At March 31, 2005 and December 31, 2004, WesBanco had approximately $1.3 million and $0.3 million of capitalized MSR’s, respectively, of which $1.0 million were acquired in the January 3, 2005 Winton transaction and $0.3 million were acquired in the August 31, 2004 Western Ohio transaction. The fair value of the MSR’s at March 31, 2005 and December 31, 2004 were $1.5 million and $0.4 million which exceeded the recorded value and to date no valuation allowance has been established. Except for the acquired MSR’s, WesBanco did not originate any new MSR’s, since all newly-originated loans sold in the secondary market are sold to third party investors servicing released. WesBanco recorded amortization related to MSR's totaling approximately $0.1 million and $0 for the three months ended March 31, 2005 and 2004, respectively.
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. As of March 31, 2005 and December 31, 2004, WesBanco serviced loans for others aggregating approximately $137.2 million and $39.2 million respectively, all of which related to the Winton and Western Ohio acquisitions. Such loans are not included in the accompanying Consolidated Balance Sheets. At March 31, 2005 and December 31, 2004, WesBanco held custodial funds of $1.2 million and $0.1 million, respectively, relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

NOTE 7: GOODWILL AND CORE DEPOSIT INTANGIBLE
WesBanco’s Consolidated Balance Sheet includes goodwill of $136.6 million at March 31, 2005 and $73.8 million at December 31, 2004. In 2005, WesBanco capitalized $62.7 million in goodwill and $2.8 million in core deposit intangibles in connection with the Winton acquisition which was allocated to WesBanco’s community banking segment. The core deposit intangible from Winton is being amortized over a weighted average remaining useful life of approximately 10 years. In 2004, WesBanco capitalized $23.9 million in goodwill and $3.6 million in core deposit intangibles in connection with the Western Ohio acquisition which was allocated to WesBanco’s community banking segment. The core deposit intangible from Western Ohio is being amortized over a weighted average remaining useful life of approximately 10 years. Substantially all of the remaining goodwill and core deposit intangible relates to the 2002 acquisition of American Bancorporation ("American"). Amortization expense on core deposit intangibles totaled $0.6 million for the three months ended March 31, 2005 and $0.3 million for 2004. The remaining goodwill intangible, which is not subject to amortization and is not deductible for income tax purposes, is evaluated annually for possible impairment.
The following table shows WesBanco’s capitalized core deposit intangible and the related accumulated amortization:
	March 31,	December 31,
(Unaudited, in thousands)	2005	2004
Gross carrying amount	$ 17,525	$ 14,720
Less: accumulated amortization	(5,221)	(4,558)
Net carrying amount	$ 12,304	$ 10,162

The following table shows WesBanco’s core deposit intangible amortization for each of the next five years:

(Unaudited, in thousands)	Amount
Remainder of 2005	$ 1,982
2006	2,491
2007	2,343
2008	2,195
2009	1,128

NOTE 8: FEDERAL HOME LOAN BANK BORROWINGS
WesBanco is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances of the borrowings. At March 31, 2005 and December 31, 2004, WesBanco had FHLB borrowings of $711.4 million and $599.4 million, respectively, with a weighted average interest rate of 3.31%, at each respective period end. Included in WesBanco’s FHLB borrowings at March 31, 2005 are $219.6 million in FHLB of Cincinnati advances obtained in conjunction with the Winton and Western Ohio acquisitions, compared to $100.6 million at December 31, 2004. The terms of the security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $46.9 million at March 31, 2005 and $37.4 million at December 31, 2004 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2005 was $1.1 billion compared to $915.5 million at December 31, 2004.
Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $711.4 million outstanding at March 31, 2005, $190.5 million in FHLB convertible advances are subject to conversion to a variable rate advance by the FHLB at various future dates and at various strike rates.
The following table summarizes the FHLB maturities at March 31, 2005 based on contractual dates and effective interest rates: (Unaudited, dollars in thousands)
	Scheduled	Weighted
Year	Maturity	Average Rate
2005	$ 126,057	2.59%
2006	184,775	2.98%
2007	164,608	3.27%
2008	66,839	3.21%
2009	89,519	4.17%
2010 and thereafter	79,617	4.40%
Total	$ 711,415	3.31%

NOTE 9: OTHER BORROWINGS
Other borrowed funds are summarized as follows:

	March 31,	December 31,
(Unaudited, in thousands)	2005	2004
Federal funds purchased	$30,000	$33,100
Securities sold under agreements to repurchase	180,769	165,097
Treasury tax and loan notes and other	1,124	2,316
Revolving line of credit, parent company	14,000	-
Total	$225,893	$200,513

NOTE 10: JUNIOR SUBORDINATED DEBT
In March 2005, WesBanco formed a wholly-owned trust subsidiary, WesBanco Capital Trust VI ("Trust VI"), under the laws of Delaware, by issuing $15.0 million in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due March 17, 2035, to a statutory trust which issued 15,000 shares of trust preferred securities with a total liquidation value of $15.0 million, based upon the debentures and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities, Trust VI issued 464 shares of common securities to WesBanco with a liquidation value of $0.5 million. The trust preferred securities were issued and sold in a private placement offering, as part of a pooled transaction.
As part of this transaction, WesBanco issued an aggregate principal amount of $15.5 million in fixed rate/floating rate junior subordinated deferrable interest debentures to Trust VI, interest is payable quarterly at an initial rate of 6.37% for the first five years ("no call period"), resetting quarterly beginning on March 17, 2010 at a rate equal to the 3-month London Interbank Rate ("LIBOR") plus 1.77%. The irst interest payment due is in June 2005.
The debentures may be redeemed at par anytime commencing in March 2010. The debentures and trust preferred securities provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest on the debentures, it may not declare or pay any dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.
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
The Junior Subordinated Debentures are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the Federal Reserve Board currently allows bank holding companies to include trust preferred securities up to a certain limit of Tier 1 Capital. As of March 31, 2005, all of WesBanco’s outstanding Trust Preferred Securities are allowed to be included in the Tire 1 Capital calculation. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.
The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of March 31, 2005:

	Trust		Junior	Stated	Optional
	Preferred	Common	Subordinated	Maturity	Redemption
(Unaudited, in thousands)	Securities	Securities	Debt	Date	Date
WesBanco, Inc. Capital Trust II (1)	$ 13,000	$ 410	$ 13,410	6/30/2033	6/30/2008(6)
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008(6)
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009(6)
WesBanco Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009(6)
WesBanco Capital Trust VI (5)	15,000	464	15,464	3/17/2035	3/17/2010(6)
Total trust preferred securities	$ 85,000	$ 2,638	$ 87,638

 (1) Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.
(2) Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.
(3) Fixed rate of 5.68% through June 17, 2005 and three-month LIBOR plus 2.65% thereafter, quarterly.
(4) Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.
(5) Fixed rate of 6.37% through March 17, 2010 and three-month LIBOR plus 1.77% thereafter.
(6) Redeemable at par at anytime after the noted date.

NOTE 11: PENSION PLAN
The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components in accordance with SFAS No. 132 (revised 2003), "Employers’ Disclosures about Pensions and Other Postretirement Benefits":

	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2005	2004
Service cost – benefits earned during year	$539	$515
Interest cost on projected benefit obligation	664	652
Expected return on plan assets	(830)	(729)
Net amortization and recognized loss	194	175
Net periodic pension cost	$567	$613

Cash Flows
The following table sets forth information about the expected cash flows for the pension plan: (Unaudited, in thousands)

Employer Contributions	Amount
2005	$ -

The minimum tax-deductible contribution is $-0- for 2005 and the maximum tax-deductible contribution is $5.3 million. It has not been determined by WesBanco if any amount above the minimum required contribution will be paid for 2005.

NOTE 12: INCOME TAXES
Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For Three Months Ended March 31,
(Unaudited)	2005	2004
Federal statutory tax rate	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(11.4%)	(12.4%)
State income taxes, net of federal tax effect	0.8%	1.2%
Bank-owned life insurance	(1.7%)	(2.0%)
All other – net	(1.5%)	(2.1%)
Effective tax rate	21.2%	19.7%

NOTE 13: COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income is as follows:

	For the Three Months Ended March 31,
(Unaudited, in thousands)	2005	2004
Net Income	$11,080	$9,759
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	(7,975)	8,069
Related income tax (expense) benefit (1)	3,150	(3,187)
Net securities (gains) losses reclassified into earnings	(732)	(661)
Related income tax expense (benefit) (1)	289	261
Net effect on other comprehensive income for the period	(5,268)	4,482

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	977	(411)
Related income tax (expense) benefit (1)	(386)	162
Net derivative (gains) losses reclassified into earnings	(31)	(42)
Related income tax expense (benefit) (1)	12	17
Net effect on other comprehensive income for the period	572	(274)

Minimum pension liability
Net change in minimum pension liability	(71)	-
Related income tax expense (benefit) (1)	28	-
Net effect on other comprehensive income for the period	(43)	-

Total change in other comprehensive income (loss)	(4,739)	4,208
Comprehensive income	$6,341	$13,967
(1) Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Minimum	Gains (Losses)	Instruments Used in
	Pension	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Liability	Available for Sale	Relationships	Total
Balance, December 31, 2003	$ -	$ 561	$ (2,425)	$ (1,864)
Period change, net of tax	-	4,482	(274)	4,208
Balance, March 31, 2004	$ -	$ 5,043	$ (2,699)	$ 2,344

Balance, December 31, 2004	$ -	$ (987)	$ (1,428)	$ (2,415)
Period change, net of tax	(43)	(5,268)	572	(4,739)
Balance, March 31, 2005	$ (43)	$ (6,255)	$ (856)	$ (7,154)
NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES
COMMITMENTS: In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments would be recorded in other liabilities and were $0 as of March 31, 2005 and December 31, 2004.
Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $21.6 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.1 million as of March 31, 2005 and December 31, 2004, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.
The following table presents total commitments and letters of credit outstanding:

	March 31,	December 31,
(Unaudited, in thousands)	2005	2004
Commitments to extend credit	$ 498,359	$ 431,324
Standby letters of credit	41,671	42,003

CONTINGENT LIABILITIES: WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position. Please see "Part II, Item 1. Legal Proceedings", for additional information.

NOTE 15: REGULATORY MATTERS
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
All bank holding companies and banking subsidiaries are required to have core capital ("Tier 1") of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding unrealized gains and losses on securities available for sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and the Bank were categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act at March 31, 2005 and December 31, 2004. There are no conditions or events since March 31, 2005 that management believes have changed WesBanco’s "well-capitalized" category.
In the ordinary course of business, WesBanco is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders, fund the current stock repurchase plan and to provide for other cash requirements. Federal and State banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. At March 31, 2005, the Bank could pay dividends of up to $12.2 million to WesBanco without prior regulatory approval and without adversely affecting its "well capitalized" status.
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
WesBanco currently has $87.6 million in junior subordinated debt on its Consolidated Balance Sheet presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $85.0 million, issued by WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III, underlying such junior subordinated debt is included in Tier 1 capital in accordance with regulatory reporting requirements. As of March 31, 2005, assuming WesBanco was not allowed to include in Tier 1 capital the $85.0 million in trust preferred securities, WesBanco’s Tier 1 leverage capital ratio would have approximated 6.4% and would still significantly exceed the regulatory required minimums for capital adequacy purposes.
Under the newly proposed Federal Reserve Board rule, it is currently anticipated that all of WesBanco’s trust preferred securities will continue to count as Tier 1 capital. If the WesBanco, Inc. Capital Trust II trust preferred securities are no longer allowed to be included in Tier 1 capital, WesBanco would be permitted to redeem the trust preferred securities without penalty, while the WesBanco, Inc. Capital Statutory Trust III and WesBanco Capital Trusts IV, V and VI would result in an early redemption penalty.
The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum	Well	March 31, 2005		December 31, 2004
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 367,099	8.34%	$ 358,632	9.34%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	367,099	12.03%	358,632	13.43%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	399,324	13.09%	388,118	14.54%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 359,916	8.20%	$ 319,577	8.35%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	359,916	11.86%	319,577	12.05%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	392,137	12.92%	349,061	13.16%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

 NOTE 16: BUSINESS SEGMENTS
WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.6 billion and $2.8 billion at March 31, 2005 and 2004, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.
Presented below are the Condensed Statements of Income for WesBanco’s business segments:
		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated
For the three months ended March 31,2005:
Interest income	$54,884	-	$54,884
Interest expense	21,383	-	21,383
Net interest income	33,501	-	33,501
Provision for loan losses	1,843	-	1,843
Net interest income after provision for loan losses	31,658	-	31,658
Non-interest income	5,817	$3,714	9,531
Non-interest expense	24,863	2,266	27,129
Income before provision for income taxes	12,612	1,448	14,060
Provision for income taxes	2,401	579	2,980
Net income	$10,211	$869	$11,080

Goodwill and core deposit intangibles	$148,923	$-	$148,923
Depreciation and amortization expense	1,638	18	1,656
Net deferred tax assets	13,800	-	13,800
Total assets	$4,554,801	$2,812	$4,557,613

For the three months ended March 31,2004:
Interest income	$39,831	-	$39,831
Interest expense	13,504	-	13,504
Net interest income	26,327	-	26,327
Provision for loan losses	1,800	-	1,800
Net interest income after provision for loan losses	24,527	-	24,527
Non-interest income	5,230	$3,531	8,761
Non-interest expense	19,115	2,020	21,135
Income before provision for income taxes	10,642	1,511	12,153
Provision for income taxes	1,790	604	2,394
Net income	$8,852	$907	$9,759

Goodwill and core deposit intangibles	$57,514	$-	$57,514
Depreciation and amortization expense	1,406	21	1,427
Net deferred tax assets	9,967	-	9,967
Total assets	$3,375,353	$1,159	$3,376,512

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS
Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission ("SEC"), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under the section "Risk Factors." Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the businesses of WesBanco and its recent acquisitions may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the mergers may not be fully realized within the expected timeframes; disruption from the mergers may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2005 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2004 under the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OVERVIEW
WesBanco is a multi-state bank holding company operating at year end through 85 banking offices, 2 loan production offices and 129 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment influence upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.
On January 3, 2005, WesBanco completed the acquisition of Winton, which was announced on August 25, 2004. The acquisition was consummated through the exchange of a combination of 2,296,511 shares of WesBanco common stock and cash totaling approximately $42.1 million. For the first quarter ended March 31, 2005, WesBanco recorded approximately $0.5 million in merger-related expenses related to this acquisition and recorded goodwill of $62.7 million and a core deposit intangible of $2.8 million. WesBanco completed the data conversion in late February 2005. As of January 3, 2005, Winton had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and equity of $49 million and operated through seven banking locations, two loan production offices and 7 ATM’s in the greater Cincinnati, Ohio area. Please refer to Note 3, "Completed Business Combination" and Note 7, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements for additional information on the Winton acquisition.
In February 2005, WesBanco’s Board of Directors authorized the increase of its dividend from $0.25 per share, per quarter to $0.26 per share, a 4.0% increase. In March 2005, WesBanco’s Board of Director’s authorized a new one million share repurchase plan, which is to begin upon completion of the current plan, which is anticipated in the second quarter of 2005.
In March 2005, WesBanco, Inc. formed WesBanco Capital Trust VI, by issuing $15.0 million in fixed/floating rate junior subordinated deferrable interest debentures due March 17, 2035, to a statutory trust which issued $15.0 million trust preferred securities, with an initial rate of 6.37% for the first five years resetting quarterly beginning on March 17, 2010 at a rate equal to the 3-month London Interbank Rate ("LIBOR") plus 1.77%. Please refer to Note 10, "Junior Subordinated Debt," of the Consolidated Financial Statements for additional information.
WesBanco’s results of operations are primarily dependent on its net interest income, which is the difference between the interest that WesBanco earns on its loans and investments and the interest expense it pays on it deposits and borrowings. During the first quarter of 2005, WesBanco’s net interest income grew primarily due to the Winton and Western Ohio acquisitions, as well as from an overall increase in average earning assets throughout 2004 from rising interest rates. The increase in net interest income was partially offset by a decline in the net interest margin primarily from higher borrowing costs and a change in WesBanco’s deposit funding mix due to the acquired deposits of Winton and Western Ohio being more heavily weighted towards higher costing certificates of deposit and to a lesser extent, additional Federal Home Loan Bank ("FHLB") borrowings.
Total average loans increased mainly as a result of the Winton and Western Ohio acquisitions coupled with the continued growth in commercial lending. WesBanco has experienced growth mainly in commercial and commercial real estate loans as a result of a greater focus on new business development in all markets with a concentrated effort in the newer markets of southwestern Pennsylvania and central Ohio, as these areas have shown potential higher levels of growth. WesBanco expects growth opportunities to continue in commercial lending as WesBanco’s footprint continues to grow in the central and western Ohio markets, and to a lesser extent, increased mortgage lending due to new marketing campaigns and the acquired operations of Winton, which on a historical basis, originated and sold higher volumes of mortgage loans in the secondary market than WesBanco has in the past. Home equity loan volumes are also anticipated to increase due to the increased marketing and promotional offers. WesBanco continues to analyze the current and expected profit opportunities from its indirect lending program and due to heavy competition has not experienced significant growth from this type of lending through automobile dealers. Other direct consumer loans, while receiving greater branch sales emphasis, are not expected to grow significantly due primarily to customer preference for home equity products as a result of their tax-advantage status.
Total average investment securities increased during the first quarter of 2005, primarily due to the Winton acquisition. Cash flows showed a slight increase due to an increase in the amount of maturities. WesBanco also had higher levels of investment security sales in the quarter due to the repositioning of the acquired portfolio.
Total average deposits increased since year end 2004, primarily due to the Winton and Western Ohio acquisitions. The average cost of deposits has increased as well since the deposits of the two acquired institutions contained a higher percentage of certificates of deposits which are generally a more expensive category of deposits. Also impacting the cost of deposits was the normal repricing of certificates of deposit to current market rates and certain higher-tiered money market accounts that are tied to the prime rate index, as well as the overall increase in the competition’s deposit product rates. Throughout 2004, more emphasis was placed on lower interest cost transaction accounts, with a new campaign to market WesBanco’s free checking products and certain competitive special certificates of deposit offerings. WesBanco is continuing with this strategy in early 2005, while also ensuring the competitiveness of its certificates of deposits and money market product offerings.
Asset quality in the first quarter of 2005 continued to show marked improvement as WesBanco experienced lower levels of non-performing assets and lower net charge-offs due to increased collection efforts. These factors helped contribute to the provision for loan losses for the first quarter of 2005 being relatively equal to same period in 2004 and down from the fourth quarter of 2004.

RESULTS OF OPERATIONS
EARNINGS SUMMARY
WesBanco’s earnings for the quarter ended March 31, 2005 were $11.1 million or $0.48 per diluted share compared to $9.8 million or $0.49 per diluted share in 2004. The first quarter of 2005 includes Winton, a $550 million thrift institution acquired on January 3, 2005. Please refer to Note 3, "Completed Business Combination" of the Consolidated Financial Statements for additional information on the Winton acquisition. The 2004 first quarter results exclude Winton and Western Ohio. WesBanco’s first quarter 2005 financial performance was highlighted by growth in the loan portfolio, higher interest income and increased non-interest income. These positive factors were partially offset by an overall increase in interest expense due to additional interest bearing liabilities and higher operating expenses primarily from an increase in salaries, wages, and employee benefit expense, as well as the incremental costs associated with the additional branch structure from the Winton acquisition. Annualized return on average assets was 0.99% and return on average equity was 10.42% for the three months ended March 31, 2005, compared to 1.16% and 12.23% for 2004, respectively. These ratios have been negatively impacted due to the less profitable nature of the acquired thrifts’ balance sheets.

NET INTEREST INCOME
TABLE 1: NET INTEREST INCOME

	For the Three Months Ended March 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Net Interest Income
Interest income	$ 54,884	$ 39,831	$ 15,053	37.8%
Interest expense	21,383	13,504	7,879	58.3%
Total net interest income	$ 33,501	$ 26,327	$ 7,174	27.2%

Net interest income, which is WesBanco’s major revenue source, is the difference between interest income received by WesBanco on its earning assets (loans, securities and federal funds sold) and interest expense paid by WesBanco on its liabilities (deposits, short term and long term borrowings). Net interest income, which comprised 77.9% of total net revenues for three months ended March 31, 2005 compared to 75.0% for 2004, is affected by the general level of, and changes in, interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the repricing of those assets and liabilities.
Net interest income increased for the three months ended March 31, 2005 compared to 2004, due to a $1.0 billion increase in average earning assets, with the majority of the increase attributable to the Winton and Western Ohio acquisitions. The net interest margin was 3.51% for the three months ended March 31, 2005 compared to 3.71% for 2004. The decrease in net interest margin for 2005 was primarily the result of lower yields earned on loans and investment securities as they continued to re-price downward earlier in 2004, and as funding costs began to move higher later in the year. Also impacting the net interest margin were the acquired assets of Winton and Western Ohio, which had net interest margins approximating between 2.90% and 3.00% after purchase accounting adjustments. WesBanco’s net interest margin was nearly even with the fourth quarter’s 3.52% despite the addition of Winton’s lower margin net assets, as core deposit rates have lagged the increases in short-term market interest rates; however, with market rates anticipated to further increase over the course of the year, market competitive factors may result in further margin compression.
Interest income increased for the three months ended March 31, 2005 compared to 2004, due to a $1.0 billion increase in average earning assets, with the majority of the increase attributable to the Winton and Western Ohio acquisitions, and to a lesser extent the continued organic growth of commercial and commercial real estate loans. Despite recent Federal Reserve interest rate increases, the variable portion of the loan portfolio may not re-price to the new interest rates immediately due to certain variable rate loans having initial fixed rate terms or interest rate adjustments that may not take effect immediately. As shown in Table 2, the yield on average earning assets for the three months ended March 31, 2005 increased by 15 basis points to 5.60% from 5.45% in 2004. Total average loans as a percentage of total average earning assets increased to 71.4% at March 31, 2005 compared to 62.1% for the same period in 2004. The investment portfolio average yield increased to 4.96% for the three months ended March 31, 2005 compared to 4.81% for the same period in 2004 as more recent securities purchases have bolstered the overall yield along with a higher percentage of longer-dated tax-exempt securities in the held to maturity portfolio.
Interest expense increased for the three months ended March 31, 2005 compared to 2004, due to a $1.0 billion increase in average interest bearing liabilities, with the majority of the increase attributable to the Winton and Western Ohio acquisitions. As shown in table 2, the average rate paid on interest bearing liabilities for the first quarter of 2005 increased 32 basis points to 2.33%, compared to 2.01% for the same period in 2004. The increase in rates paid on interest bearing liabilities was primarily due to the acquired institutions having a larger percentage of higher costing certificates of deposits, as well as certain tiered money market account rates being tied to a percentage of the prime rate which has increased 175 basis points since the first quarter of 2004. Also impacting interest expense for the three months ended March 31, 2005 was an overall increase in borrowed funds, primarily due to the additional longer term FHLB borrowings obtained in the Winton and Western Ohio acquisitions as well as an increase in the amount of junior subordinated debt, which was issued to assist in the funding of both acquisitions. For the remainder of 2005, $642.0 million in certificates of deposit are scheduled to mature. If interest rates continue to increase in 2005 these deposits, as well as certain core deposits such as interest-bearing checking, money market accounts and savings accounts, could re-price upward based on WesBanco’s current rates at that time which may place additional stress on the net interest margin.

TABLE 2: AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
	For theThree Months Ended March 31,
	2005		2004
	Average	Average	Average	Average
(dollars in thousands)	Volume	Rate	Volume	Rate
ASSETS
Due from banks-interest bearing	$ 6,736	1.20%	$ 3,835	0.96%
Loans, net of unearned income (1)	2,959,371	5.87%	1,927,964	5.87%
Securities: (2)
Taxable	761,990	3.85%	786,329	3.71%
Tax-exempt (3)	410,699	7.02%	375,284	7.13%
Total securities	1,172,689	4.96%	1,161,613	4.81%
Federal funds sold	3,690	2.38%	10,476	0.92%
Total earning assets (3)	4,142,486	5.60%	3,103,888	5.45%
Other assets	407,192		270,001
Total Assets	$ 4,549,678		$ 3,373,889

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 330,477	0.40%	$ 293,956	0.27%
Money market accounts	588,321	1.84%	564,266	1.66%
Savings deposits	437,892	0.51%	351,748	0.32%
Certificates of deposit	1,352,283	2.89%	930,399	2.82%
Total interest bearing deposits	2,708,973	1.97%	2,140,369	1.76%
Federal Home Loan Bank borrowings	719,746	3.35%	357,757	3.59%
Other borrowings	221,499	2.20%	175,957	1.24%
Junior subordinated debt	74,580	5.76%	30,936	5.58%
Total interest bearing liabilities	3,724,798	2.33%	2,705,019	2.01%
Non-interest bearing demand deposits	359,619		315,015
Other liabilities	34,179		33,023
Shareholders' Equity	431,082		320,832
Total Liabilities and Shareholders’ Equity	$ 4,549,678		$ 3,373,889

Net interest spread		3.27%		3.45%
Taxable equivalent net interest margin (3)		3.51%		3.71%

(1) Total loans are gross of allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $0.9 million and $0.6 million for the three months ended March 31, 2005, and 2004, respectively
(2) Average yields on securities available for sale have been calculated based on amortized cost.
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

TABLE 3: RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended March 31, 2005
	Compared to March 31, 2004
			Net Increase
(in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$8	$3	$11
Loans, net of unearned income	15,183	(499)	14,684
Taxable securities	(3,982)	4,007	25
Tax-exempt securities (2)	3,350	(2,835)	515
Federal funds sold	(355)	353	(2)
Total interest income change (2)	14,204	1,029	15,233

Increase (decrease) in interest expense:
Interest bearing demand deposits	26	106	132
Money market	96	230	326
Savings deposits	79	197	276
Certificates of deposit	2,952	152	3,104
Federal Home Loan Bank borrowings	9,053	(6,300)	2,753
Other borrowings	164	494	658
Junior subordinated debt	616	14	630
Total interest expense change	12,986	(5,107)	7,879
Net interest income increase (decrease) (2)	$1,218	$6,136	$7,354
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

PROVISION FOR LOAN LOSSES
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $1.8 million for the three months ended March 31, 2005 and 2004, respectively, and compared to the fourth quarter of 2004 amount of $2.3 million the provision decreased 18.7%. This decrease is attributable to overall improvement in credit quality, a significant reduction in delinquent loans, lower charge-offs in all categories of loans, and higher consumer loan recoveries. For additional information, see the "Allowance for Loan Losses" section of "Loans and Credit Risk" included in this Management’s Discussion and Analysis.

NON-INTEREST INCOME

TABLE 4: NON-INTEREST INCOME	For the Three Months Ended March 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Non-Interest Income
Trust fees	$ 3,714	$ 3,531	$ 183	5.2%
Service charges on deposits	2,502	2,213	289	13.1%
Bank-owned life insurance	683	689	(6)	-0.9%
Net securities gains	753	661	92	13.9%
Net gains on sales of loans	132	67	65	97.0%
Other income	1,747	1,600	147	9.2%
Total non-interest income	$ 9,531	$ 8,761	$ 770	8.8%

Non-interest income is a significant source of revenue and plays an important part in WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional non-interest income to WesBanco.
For the three months ended March 31, 2005, WesBanco’s non-interest income comprised 22.1% of total net revenues compared to 25.0% for the same period in 2004. The market value of trust assets at March 31, 2005 was $2.6 billion, a decrease of $165.7 million or 6.0% from $2.8 billion at March 31, 2004. Contributing to the increase in trust fees in 2005, were the replacement of certain low fee custodial accounts with higher revenue services and corresponding relationships, as well as new account generation.
Service charges on deposit accounts saw the greatest dollar change in the non-interest income section, primarily due to growth in deposit accounts primarily from the Winton and Western Ohio acquisitions and a new fee schedule.
Bank-owned life insurance income was flat, despite WesBanco experiencing a decrease in the yields on the underlying variable-return investments. This decrease in return was partially offset by the income earned on the additional $9.3 million in bank-owned life insurance acquired from Western Ohio.
Net securities gains were slightly higher for the first quarter of 2005, compared to 2004. During the first quarter of 2005, WesBanco sold certain mortgage-backed securities and callable agency securities exhibiting high prepayment rates that would indicate extension risk in a rising rate environment. In addition, WesBanco sold certain acquired investment securities acquired from the Winton acquisition in order to re-align the acquired investment portfolio with the investment strategies employed by WesBanco in managing its investment portfolio.
Other income increased primarily due to the increase in Automated Teller Machine ("ATM") income and debit card interchange income due to additional cards issued during special promotions in 2004 as well as increased customer use of ATM’s. For the first quarter of 2005, WesBanco sold $11.3 million in loans to the secondary market compared to $4.4 million for the same period in 2004. Included in other income were $0.1 million in net gains on the sales of these mortgage loans compared to $0.1 million for 2004. The higher volume for 2005 reflects the additional secondary mortgage loan operation obtained in the Winton acquisition, which generated additional loan sales to the secondary market.

NON-INTEREST EXPENSE
TABLE 5: NON-INTEREST EXPENSE	For the Three Months Ended March 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Non-Interest Expense
Salaries and wages	$ 10,571	$ 8,390	$ 2,181	26.0%
Employee benefits	3,325	2,805	520	18.5%
Net occupancy	1,796	1,569	227	14.5%
Equipment	2,204	1,770	434	24.5%
Core deposit intangible	663	287	376	131.0%
Merger-related expenses	493	8	485	6,062.5%
Other operating	8,077	6,306	1,771	28.1%
Total non-interest expense	$ 27,129	$ 21,135	$ 5,994	28.4%

Efficiency ratio	59.55%	56.46%		3.09%

WesBanco continually strives to bring new products and services to its customers by adding new and improved technology systems, additional ATM’s and branch upgrades for customer convenience, special promotions in order to increase its competitive presence in its current market areas, as well as exploring expansion into new market areas. In the first quarter of 2005 WesBanco added an additional 7 branches and two loan production offices from the Winton acquisition. The loan production offices were closed due to lower residential mortgage volumes. The first quarter of 2005 includes Winton, while the 2004 first quarter non-interest expense excludes Winton and Western Ohio acquired on August 31, 2004.
The increase in salaries and wages, which comprise the largest component of operating expenses, was primarily due to the number of full-time equivalent employees increasing from 1,133 at March 31, 2004 to 1,358 at March 31, 2005, with the majority of this increase attributable to the Winton and Western Ohio acquisition, and to a lesser extent additional staffing in certain key areas. Anticipated staffing reductions in the Winton transaction did not begin until after the data processing conversion late in February 2005. These reductions are planned to be completed in the second quarter of 2005. Included in salary expense for the first quarter of 2005, was approximately $0.3 million for employees who were separated as a result of the Winton merger. Also impacting salaries and wages were normal annual salary increases which normally take effect mid-year as well as additional production-related incentive compensation for employees meeting certain sales production goals, primarily in commercial and mortgage lending.
The increase in employee benefit costs is also commensurate with the rise in full time equivalent employees, as well as continued increases in health insurance premiums which are affecting nearly all companies. Health insurance expense for the three months ended March 31, 2005 increased $0.1 million or 14.5% over 2004, primarily due to higher insurance rates and an increase in the number of employees. Also contributing to the increase in employee benefits in 2005 is the corresponding rise in payroll taxes increasing in relation to the amount of salary expense. For 2005, WesBanco’s 401(k) expense increased $0.2 million or 176.5% compared to 2004, primarily due to an increase in the match provided by the company and the increase in the number of full time equivalent employees.
WesBanco’s net occupancy expense, which is comprised mainly of utility costs, office rental, general repairs and maintenance, maintenance agreements and depreciation expense for the first quarter of 2005, increased over the same period in 2004 primarily due to the increase in the number of branches from the Winton and Western Ohio acquisition and the opening of two loan production offices in western Pennsylvania late in 2004.
WesBanco equipment expense, comprised of equipment depreciation, rental, repairs and maintenance, and service agreements increased over 2004 primarily due to an increase in service agreement expense, higher depreciation expense and building lease expense from the Winton and Western Ohio acquisitions. WesBanco opted to have certain computer systems covered by service agreements as well as having additional equipment related to the expanded ATM network. Depreciation expense and building lease expense rose due to the additional 14 branches from the two acquisitions.
WesBanco’s core deposit intangible expense represents the amortization of the capitalized core deposit intangible. The increase in core deposit intangible expense was primarily due to the additional amount of amortization expense from the core deposit intangible recorded in conjunction with the 2005 Winton acquisition and 2004 Western Ohio acquisition, which added an additional $0.3 million in expense to this category for 2005, while the remaining $0.3 million in core deposit intangible amortization expense is associated with deposits acquired in the 2002 American acquisition. Please refer to Note 7, "Goodwill and Other Intangibles," of the Consolidated Financial Statements for more information.
Relative to the merger-related expenses recorded in 2005, nearly all of the expense represents the costs related to the Winton acquisition while the 2004 expense is entirely related to certain residual executive employment agreement expense from the American acquisition. For 2005, WesBanco estimates that approximately $0.6 million in merger-related expenses from the 2005 Winton acquisition will be recorded, of which $0.5 million was recorded in the first quarter of 2005. Cost savings related to the Winton acquisition, which are estimated to be 16% to 20% of Winton’s pre-tax operating expenses of approximately $12.0 million annually, commenced in March 2005 and are expected to be fully realized by 2006.
For the first quarter of 2005, other operating expense increased in several key areas, due primarily from the additional branch network from the Winton and Western Ohio acquisitions, which overall caused a rise in nearly all expense categories within other operating expenses. One of the largest increases was in the professional fee area which increased $0.4 million over 2004 primarily due to the additional costs from outside consultants. Communication costs, postage and supplies increased a total of $0.5 million compared to the first quarter of 2005, with the increase being primarily attributable to the Winton and Western Ohio acquisitions, which added incremental costs to all of the categories. Debit card and ATM interchange expenses, increased $0.2 million for 2005, compared to 2004, as WesBanco saw a marked increase due to the number of new cards issued from a special debit card promotion, the increased usage of debit and ATM cards by WesBanco’s existing customer base and additional cards issued to Winton and Western Ohio’s customers. Marketing expenses also increased $0.2 million, compared to 2004, due to additional costs associated with certain product marketing campaigns, and increased marketing in the acquired area of Cincinnati, Ohio. WesBanco also saw a $0.3 million increase in the other taxes area primarily due to an increase in corporate franchise tax, which is based on the total capital of the company.

INCOME TAXES
The provision for income taxes for the quarter ended March 31, 2005 increased $0.6 million or 24.5% compared to the same period in 2004. The increase was primarily due to an increase in pretax income despite an increase in tax-exempt income and to a lesser extent the tax efficiency of the income producing assets of Winton and Western Ohio which both had effective tax rates approximating 33% prior to the respective merger. The effective tax rate for the quarter ended March 31, 2005 increased to 21.2% compared to 19.7% for the same period in 2004. For the remainder of 2005 WesBanco anticipates the effective tax rate to be relatively consistent with the first quarter of 2005.

FINANCIAL CONDITION
Total assets of WesBanco were $4.6 billion as of March 31, 2005, an increase of $546.2 million or 13.6% compared to December 31, 2004. Total liabilities of WesBanco were $4.1 billion as of March 31, 2005, an increase of $492.3 million or 13.5% compared to December 31, 2004. The increase was primarily due to the acquisition of Winton on January 3, 2005, which had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and equity of $49 million.

SECURITIES
TABLE 6: COMPOSITION OF SECURITIES
	March 31,	December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Securities held to maturity (at amortized cost):
Obligations of states and political subdivisions (1)	$ 398,941	$ 367,780	$ 31,161	8.5%
Other debt securities	48,551	39,082	9,469	24.2%
Total securities held to maturity	447,492	406,862	40,630	10.0%

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	327,864	314,399	13,465	4.3%
Obligations of states and political subdivisions (1)	49,448	42,497	6,951	16.4%
Mortgage-backed securities	349,700	397,341	(47,641)	-12.0%
Corporate and other securities (2)	12,138	11,083	1,055	9.5%
Total securities available for sale	739,150	765,320	(26,170)	-3.4%
Total securities	$ 1,186,642	$ 1,172,182	$ 14,460	1.2%

Held to maturity securities:
Weighted average yield at the respective period end	6.55%	6.25%
As a % of total securities	37.7%	34.7%
Weighted average life (in years)	5.4	5.1

Available for sale securities:
Weighted average yield at the respective period end	3.88%	3.95%
As a % of total securities	62.3%	65.3%
Weighted average life (in years)	3.3	3.0
(1) At March 31, 2005 and December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2) Other securities, classified as available for sale, include certain equity interests in business corporations.

Total investment securities, which represent a source of liquidity for WesBanco, increased from December 31, 2004 to March 31, 2005, primarily due to the additional investment securities from the Winton acquisition, which at the acquisition date approximated $37.0 million. WesBanco also added obligations of states and political subdivisions to its portfolio due to attractive opportunities in these securities.
For the quarter ended March 31, 2005, cash flows from the portfolio due to calls, maturities and prepayments increased to $84.5 million, which was slightly higher than the $68.5 million for 2004. This increase was primarily due to higher levels of calls and maturities, while paydowns on mortgage-backed and agencies for 2005 were relatively consistent with 2004.
At March 31, 2005, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.69% and 1.60%, respectively, compared to 0.64% and 1.60% at December 31, 2004, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the first quarter of 2005 was $1.0 million, down from the $1.6 million experienced in 2004. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the portfolio, is subject to increased amortization in times of accelerated prepayments.
The discount accretion on the investment portfolio recorded into income was $0.5 million for the first quarter of 2005 compared to $0.4 million for 2004. The discount primarily relates to obligations of states and political subdivisions, which have longer average maturities, comprising 97.1% of the total discount.
WesBanco believes that the unrealized securities losses are all considered temporary impairment losses due to $708.7 million of the fair value of the securities presented at March 31, 2005 having fixed interest rates which causes their fair value to fluctuate in response to prevailing market interest rates. The remaining unrealized losses pertains primarily to two variable rate securities totaling $34.6 million at March 31, 2005, having unrealized losses of $0.4 million. In corporate securities, two "Aa3" rated securities totaling $4.0 million at March 31, 2005 had unrealized losses of $63 thousand and were in loss positions for less than six months, while a single "A3" rated security with a loss of $53 thousand was in a loss position for twelve months.
Accordingly, as of March 31, 2005, management believes the unrealized losses are temporary and no impairment loss has been recorded in the Consolidated Statements of Income. Please refer to Note 4, "Securities," of the Consolidated Financial Statements for more information.
Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected a $10.3 million market loss as of March 31, 2005, compared to a $1.6 million market loss as of December 31, 2004. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholder’s equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio.
If these securities were held to their respective maturity dates, no fair value gain or loss would be realized. During the first quarter of 2005, proceeds from the sale of available for sale securities were $72.7 million, compared to $49.6 million for the same period in 2004. In the first quarter of 2004, gross security gains of $0.8 million and gross security losses of $28 thousand were realized, compared to $0.7 million and $22 thousand, respectively, for the same period in 2004. During the first quarter of 2005, WesBanco sold a portion of the securities that were acquired from Winton, in order to re-align certain securities with the investment strategies of WesBanco.

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
WesBanco’s loan portfolio consists of the five major categories of lending set forth in Table 7. WesBanco makes loans for business and consumer purposes. Business purpose loans consist of commercial and commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. The elements of risk that are distinct to a particular category of loans are explained further within that category of loans’ section of this Management’s Discussion and Analysis.

TABLE 7: COMPOSITION OF LOANS

	March 31, 2005		December 31, 2004
		% of		% of
(dollars in thousands)	Amount	Loans	Amount	Loans
Loans: (1)
Commercial	$ 397,661	13.4%	$ 409,904	16.5%
Commercial real estate	1,091,886	36.8%	898,140	36.1%
Residential real estate	1,023,961	34.6%	771,337	31.0%
Home equity	181,423	6.1%	148,486	6.0%
Consumer	263,163	8.9%	257,499	10.3%
Total portfolio loans	2,958,094	99.8%	2,485,366	99.9%
Loans held for sale	5,141	0.2%	3,169	0.1%
Total Loans	$ 2,963,235	100.0%	$ 2,488,535	100.0%
(1) Loans are presented gross of the allowance for loan losses, net of unearned income on consumer loans and unamortized net deferred loan fees.

The increase in total loans between December 31, 2004 and March 31, 2005 is primarily due to the Winton acquisition, which added approximately $477 million to WesBanco's loan portfolio at the time of the merger. Organic growth, which was strong throughout 2004, slowed in the first quarter of 2005 primarily as a result of a general slowing of business investment and consumer expenditures throughout most of WesBanco's markets. New loan volume is also typically slower in the first quarter of the year due to the seasonal nature of certain loan categories and lower usage of certain commercial lines of credit.
In order to attract potential home borrowers, WesBanco offers rate lock commitments to such potential borrowers. The commitments are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. For all rate lock commitments issued in connection with potential loans intended for sale, which currently consist of all originated twenty and thirty year fixed rate residential home mortgage loan products, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the Consolidated Statements of Income. Should the loan close before the end of a period but prior to funding by the investor, it is accounted for in "Loans Held for Sale," on WesBanco’s Consolidated Balance Sheets at the lower of cost or market. At March 31, 2005 Loans Held for Sale totaled $5.1 million. At March 31, 2005, the fair value adjustment of the forward sales commitments to the investor included in the gain on sale of mortgage loans was $0.5 million while the loss on the fair value of the interest rate lock commitments to customers was $0.2 million.

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
Loans are placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection. Except for certain consumer and residential real estate loans, when a loan is placed on non-accrual, interest income may not be recognized as cash payments are received.
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
WesBanco considers loans that are classified as substandard or doubtful because of a borrower’s diminished repayment capacity to be impaired when they are not fully secured by collateral or the observable market price for the loan is less than the outstanding balance. Such loans continue to accrue interest, have not been renegotiated, and may or may not have a record of delinquent payments. Also included in other impaired loans are loans acquired through acquisition that are subject to the guidance required under SOP 03-3 which show evidence of deterioration of credit quality since origination and for which it is probable at acquisition, that all contractually required payments would not be collected.
Other real estate and repossessed assets consists primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property. This category may also include bank premises held for sale and residential real estate of relocated employees, which do not arise as a result of lending activities.

TABLE 8: NON-PERFORMING ASSETS, OTHER IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE
	March 31,	December 31,
(dollars in thousands)	2005	2004
Non-accrual:
Commercial	$ 2,828	$ 2,511
Commercial real estate	4,430	4,768
Residential real estate	1,179	785
Home equity	19	28
Consumer	20	103
Total	8,476	8,195
Renegotiated:
Commercial	-	-
Commercial real estate	-	-
Consumer	-	-
Total	-	-
Total non-performing loans	8,476	8,195
Other real estate owned and repossessed assets	2,497	2,059
Total non-performing assets	10,973	10,254
Other impaired loans:
Commercial	2,000	5,295
Commercial real estate	2,709	1,783
Total other impaired loans	4,709	7,078
Total non-performing assets and other impaired loans	$ 15,682	$ 17,332

Non-performing loans as a percentage of total loans	0.29%	0.33%
Non-performing assets as a percentage of total assets	0.24%	0.26%
Percentage of non-performing assets to total loans outstanding and
other real estate owned and repossessed assets	0.37%	0.41%
Percentage of non-performing loans and other impaired loans to loans outstanding	0.44%	0.61%

Past due 90 days or more:
Commercial	$ 812	$ 665
Commercial real estate	4,978	3,602
Residential real estate	1,478	2,133
Home equity	276	439
Consumer	488	745
Total past due 90 days or more	$ 8,032	$ 7,584

Non-performing assets, which are defined as non-accrual and renegotiated loans, and other real estate owned increased between December 31, 2004 and March 31, 2005 as a result of the acquisition of Winton, net of continued improvement in non-performing legacy loans and other real estate. The Winton acquisition added $0.6 million to non-performing loans and $0.9 million to other real estate owned. Other impaired loans decreased as a result of continued reduction in that category of loans through principal repayments and WesBanco's success implementing various risk reduction strategies to remove those loans from the portfolio. The Winton acquisition added $1.5 million to other impaired loans at the time of the merger.
Other real estate increased between December 31, 2004 and March 31, 2005 due to an increase in foreclosures on real estate which was partially offset by a decrease in repossessed assets. Residential real estate of relocated employees included in other real estate and repossessed assets were $0.5 million at March 31, 2005 and December 31, 2004.
Other impaired loans decreased between December 31, 2004 and March 31, 2005 primarily due to the pay downs received on certain loans within this category.
Loans past due 90 days or more and still accruing interest increased between December 31, 2004 and March 31, 2005 slightly as a result of an increase in commercial real estate loans. Residential real estate and home equity loan, which historically have a lower delinquency rate, in total decreased 31.8% since December 31, 2004, while the total outstanding loans in both of these categories increased 31.0% due to the Winton acquisition.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses increased between December 31, 2004 and March 31, 2005 primarily as a result of the acquired allowance of Winton, which after the application of SOP 03-3, was approximately $1.9 million. The reduction in the allowance as a percentage of total loans is attributable to improved credit quality as well as the change in composition of the loan portfolio as a result of the Western Ohio and Winton acquisitions. Both of the acquired companies' loan portfolios were more heavily weighted to residential real estate loans, which have the lowest historical loss rate of any category of loans.

TABLE 9: ALLOWANCE FOR LOAN LOSSES
	March 31,	March 31,
(dollars in thousands)	2005	2004
Beginning Balance - Allowance for loan losses	$ 29,486	$ 26,235
Allowance for loan losses of acquired bank	1,947	-
Provision for loan losses	1,843	1,800
Charge-offs:
Commercial	207	244
Commercial real estate	97	93
Residential real estate	20	13
Home equity	124	3
Consumer	1,089	1,169
Total charge-offs	1,537	1,522

Recoveries:
Commercial	15	29
Commercial real estate	19	2
Residential real estate	82	6
Home equity	-	-
Consumer	370	252
Total recoveries	486	289
Net loan charge-offs	1,051	1,233

Ending Balance - Allowance for loan losses	$ 32,225	$ 26,802

Components of the allowance for loan losses: (1)
General reserves pursuant to SFAS No. 5	$ 31,096	$ 24,611
Specific reserves pursuant to SFAS No. 114	1,129	2,191
Total allowance for loan losses	$ 32,225	$ 26,802

Ratio of net charge-offs to average loan type:
Commercial	0.18%	0.24%
Commercial real estate	0.03%	0.06%
Residential real estate	-0.03%	-
Home equity	0.29%	0.01%
Consumer	1.13%	1.52%
Total ratio of net charge-offs to average loans	0.14%	0.26%

Allowance for loan losses to total loans	1.09%	1.37%
Allowance for loan losses to total non-performing loans	3.80x	2.73x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.95x	1.80x
Provision for loan losses to net loan charge-offs	175.4%	146.0%
(1)Specific reserves have been adjusted to reclassify amounts disclosed as part of that component in prior years to be consistent with their current period classification. These amounts represent allocations for pools of loans that were not individually tested for impairment, which are therefore more appropriately categorized as general reserves.

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
Net charge-offs decreased between March 31, 2004 and March 31, 2005 as a result of lower losses in all categories of loans except home equity loans and higher recoveries due to increased collection efforts on previously charged off consumer loans.
The SFAS No. 114 allocation for impaired loans is also an important factor in evaluating the adequacy of the allowance for loan losses. Specific reserves decreased by a greater proportion than the decrease in related totals of non-performing and impaired loans because loans that required specific reserves at March 31, 2005 were better protected by the value of their collateral than loans that required specific reserves at March 31, 2004. This change also reflects WesBanco’s success in implementing risk reduction strategies during 2004 to remove those impaired loans with the greatest risk of loss from the portfolio. Sales of impaired commercial real estate loans eliminated approximately $0.4 million throughout 2004 from specific reserves.
The general economy continued to rebound and contributed to strong loan demand and growth throughout 2004. However, pockets of economic weakness or uncertainty exist in one or more of WesBanco’s markets, the most significant of which is the Upper Ohio Valley, which represents approximately 25 to 30 percent of WesBanco’s loan portfolio. The Upper Ohio Valley economy continues to be adversely impacted by the difficulties that have faced the primary metals industry in recent years. Two of the ten largest integrated steel companies in the United States are headquartered in the Upper Ohio Valley. Both companies operated under Chapter 11 of the Bankruptcy Act for a significant time in 2004 and have significantly reduced their workforce. While the prospects of both of these companies have improved, with one emerging from bankruptcy and resuming profitable operations and the other selling to a large integrated steel company which is itself in the process of selling to an overseas based company, the longer-term outlook is still uncertain. In addition, a leading producer of aluminum headquartered in the Upper Ohio Valley is currently operating under Chapter 11 protection and has curtailed or shuttered certain of its operating facilities. As of March 31, 2005, WesBanco had no material direct credit exposure to the steel or aluminum producing industries. However, WesBanco extends credit to consumers employed in those industries and to businesses that provide products or services to the industries. In addition, a number of other businesses not directly associated with the primary metals industry would be adversely impacted by a significant loss of employment. The recent acquisitions of Western Ohio in August 2004 and Winton in January 2005 combined with organic loan growth in the Columbus, Ohio and western Pennsylvania markets throughout 2004 have significantly changed the geographic distribution of WesBanco's loan portfolio and reduced the percentage of total loans that are impacted by the Upper Ohio Valley economy.
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

TABLE 10: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	March 31,	Percent of	December 31,	Percent of
(in thousands)	2005	Total	2004	Total
Commercial	$ 12,593	39.1%	$ 12,957	43.9%
Commercial real estate	13,575	42.1%	10,521	35.7%
Residential real estate	1,227	3.8%	1,163	3.9%
Home equity	490	1.5%	295	1.0%
Consumer	4,340	13.5%	4,550	15.5%
Total allowance for loan losses	$ 32,225	100.0%	$ 29,486	100.0%

 The allowance for commercial real estate, residential real estate and home equity loans increased between December 31, 2004 and March 31, 2005 primarily due to the Winton acquisition. Changes in the amounts allocated to all categories of loans also reflect the combined impact of changes in historical loss rates and the respective changes in loan balances as a result of organic loan growth. The allowance for consumer loans decreased between December 31, 2004 and March 31, 2005 due to improvement in consumer loan historical loss rates.
Management believes the allowance of $32.2 million is appropriate to absorb probable credit losses associated with the loan portfolio at March 31, 2005. However, probable losses associated with the economic conditions described above is difficult to accurately measure and future adjustments to the allowance and the provision for loan losses may be required to the extent such losses become more probable than is currently estimable.

DEPOSITS
TABLE 11: DEPOSITS
	March 31,	December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Deposits
Non-interest bearing demand	$359,871	$355,364	$4,507	1.3%
Interest bearing demand	324,268	312,080	12,188	3.9%
Money market	577,532	587,523	(9,991)	-1.7%
Savings deposits	448,659	362,581	86,078	23.7%
Certificates of deposit	1,359,260	1,108,386	250,874	22.6%
Total deposits	$3,069,590	$2,725,934	$343,656	12.6%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 85 branches in West Virginia, Ohio and Western Pennsylvania. All categories of deposits, except for money markets, increased between December 31, 2004 and March 31, 2005, primarily from the Winton acquisition, which added approximately $359 million in deposits to WesBanco’s balance sheet at the time of acquisition, with the main account concentration being in certificates of deposit.
WesBanco is continuing to place increased marketing emphasis on transaction-based accounts, which are typically viewed as a lower-cost funding source and may also provide WesBanco ancillary activity fee income. Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest based on a market index and a tiered structure based on the customer’s outstanding balance. Throughout 2004, customers favored WesBanco’s variable rate deposit products over fixed rate certificates of deposit, although as rates have begun to rise since the third quarter of 2004 and have continued this trend in the first quarter of 2005, WesBanco is beginning to see an increase in certificates of deposit with a corresponding decrease in money market accounts as customers seek the higher rates offered on longer term certificates of deposit.
In 2005, $641.9 million in certificates of deposit are scheduled to mature. If interest rates continue to rise in 2005, these deposits could re-price upward based on WesBanco’s current rates at that time, which could place additional stress on the net interest margin if WesBanco decides to pursue these types of deposits over other types of deposit accounts, based on WesBanco’s liquidity needs. Savings accounts remained relatively flat since these accounts pay interest below 1% and are less attractive to customers due to the flexibility and higher interest rates offered by money market accounts and short term certificates of deposit.
For 2005, WesBanco will continue its focus on lower cost transaction based accounts, as well as offering special promotions on certain certificates of deposit maturities based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS
TABLE 12: BORROWINGS

	March 31,	December 31,
(in thousands)	2005	2004	$ Change	% Change
Borrowings
Federal Home Loan Bank Borrowings	$ 711,415	$ 599,411	$ 112,004	18.7%
Other borrowings	225,893	200,513	25,380	12.7%
Junior subordinated debt	87,638	72,174	15,464	21.4%
Total borrowings	$ 1,024,946	$ 872,098	$ 152,848	17.5%

WesBanco is a member of the FHLB of Pittsburgh. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. The FHLB of Pittsburgh stock, which is recorded at cost of $46.9 million at March 31, 2005, is also pledged as collateral for these advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at March 31, 2005, which WesBanco is approved for collateralized advances, is $1.1 billion compared to $915.5 million at December 31, 2004.
At March 31, 2005, WesBanco had $711.4 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted average interest rate of 3.31%, compared to $599.4 million at December 31, 2004 with a weighted average interest rate of 3.31%. The increase was primarily due to the additional $119.3 million in net new FHLB of Cincinnati borrowings assumed in the Winton acquisition.
WesBanco’s FHLB borrowings have maturities ranging from the years 2005 to 2027. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. WesBanco periodically analyzes overall maturities of its FHLB borrowings and may restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty.
Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $711.4 million outstanding at March 31, 2005, $100.0 million in FHLB of Pittsburgh convertible select fixed rate advances and $90.5 million in FHLB of Cincinnati convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 8, åFederal Home Loan Bank Borrowings,æ of the Consolidated Financial Statements for additional information.

TABLE 13: OTHER BORROWINGS
	March 31,	December 31,
(in thousands)	2005	2004	$ Change	% Change
Federal funds purchased	$ 30,000	$ 33,100	$ (3,100)	-9.4%
Securities sold under agreements to repurchase	180,769	165,097	15,672	9.5%
Treasury tax and loan notes and other	1,124	2,316	(1,192)	-51.5%
Revolving line of credit, parent company	14,000	-	14,000	n/a
Total	$ 225,893	$ 200,513	$ 25,380	12.7%

Other borrowings, which consist of federal funds sold, securities sold under agreement to repurchase, treasury tax and loan notes and a revolving line of credit, at March 31, 2005 were $225.9 million compared to $200.5 million at December 31, 2004. The increase was primarily due to an increase in the revolving line of credit as well as an additional repurchase agreement approximating $25.0 million.
The revolving line of credit is a senior obligation of the parent company for an initial two year period subject to renewal from a large southeastern U.S. based bank. This line of credit was increased in 2004 to $35.0 million and at March 31, 2005 had an outstanding balance of $14.0 million. The line has various performance covenants and other obligations, which was amended in March 2005, which WesBanco was in compliance with at March 31, 2005, and depending on tangible capital has a rate between the one-month LIBOR plus 90 basis points and the one-month LIBOR plus 140 basis points, plus an unused line commitment fee of 12.5 basis points. WesBanco utilized $20.0 million of the revolving line of credit in January of 2005 to fund part of the cash portion of the Winton acquisition, which was subsequently paid down to a balance of $14.0 million by the end of the first quarter of 2005. Please refer to Note 9, "Other Borrowings," of the Consolidated Financial Statements for additional information.
In March of 2005, WesBanco created a wholly-owned trust subsidiary, WesBanco Capital Trust VI, which issued $15.5 million of junior subordinated debt to WesBanco at the parent company level, at an initial weighted average rate of 6.37%. The proceeds received from the issuance of the trust preferred securities will be used for general corporate purposes, which may include, among other things, share repurchases, potential acquisitions and employee benefit plans. Please refer to Note 10, "Junior Subordinated Debt," of the Consolidated Financial Statements for additional information.

CAPITAL RESOURCES
Shareholders' equity was $424.0 million at March 31, 2005 compared to $370.2 million at December 31, 2004. Book value was $18.62 per share at March 31, 2005 and $17.77 at December 31, 2004. The increase was primarily due to approximately 2.3 million shares of common stock, which approximated $65.3 million, issued in conjunction with the Winton acquisition as well as current year earnings of $11.1 million. During the first quarter of 2005, WesBanco also became more active in the repurchase of its common stock by purchasing nearly a half a million shares with a value of $13.6 million. In the prior quarters WesBanco was limited by SEC rules which limit a company’s ability to repurchase it shares during periods of pending acquisitions. These increases were partially offset by the payment of $6.0 million in dividends and a $4.7 million change in comprehensive income. In March 2005, WesBanco’s Board of Directors authorized a new one million share repurchase plan, which is to begin upon completion of the current plan which is anticipated to be exhausted in the second quarter of 2005. In February 2005, WesBanco’s Board of Directors authorized the increase of its dividend from $0.25 per share, per quarter to $0.26 per share, a 4.0% increase. This dividend increase represented the twentieth consecutive year of dividend increases at WesBanco.
WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under Federal and State laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2005, the parent company may receive without prior regulatory approval a dividend of up to $12.2 million from the Bank. WesBanco and its banking subsidiary were categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act at March 31, 2005 and December 31, 2004. There are no conditions or events since March 31, 2005 that management believes have changed WesBanco's "well-capitalized" category. Please refer to Note 15, "Regulatory Matters," of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.
In addition, WesBanco’s parent company line of credit agreement requires the maintenance of a minimum tangible shareholders’ equity to tangible total assets of 5.75 % to 6.00% under certain conditions, and at March 31, 2005 such ratio was 6.24% compared to 7.29% at December 31, 2004. For this purpose, tangible shareholders’ equity excludes goodwill and other intangibles, with similar deductions from total assets. In 2005, WesBanco will closely monitor all of its capital ratios due to the January 2005 acquisition of Winton. Please refer to Note 3, "Business Combinations," of the Consolidated Financial Statements for more information on this acquisition.

LIQUIDITY RISK
Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco’s ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by WesBanco’s ALCO.
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
Securities are the principal source of liquidity in total assets. Securities totaled $1.2 billion at March 31, 2005, of which $739.2 million were classified as available for sale. At March 31, 2005, WesBanco had approximately $12.8 million in securities scheduled to mature within one year compared to $46.1 million for the same period in 2004. Additional cash flows may be anticipated from approximately $229.1 million in callable bonds, which have call dates within the next year, compared to $248.1 million at March 31, 2004.
At March 31, 2005, WesBanco had $470.9 million in investment securities in an unrealized loss position for less than 12 months and $272.4 million in investment securities in an unrealized loss position for more than 12 months. These securities in an unrealized loss position may not be available to meet WesBanco’s short-term liquidity needs if management indicates its ability and intent to hold such loss position securities for a period of time sufficient for recovery of cost. Guidance under proposed revisions to EITF 03-1 may clarify the circumstances under which securities with unrealized losses may be available for contingent funding sources. At March 31, 2005, WesBanco has $74.7 million of cash and cash equivalents which may also serve as additional sources of liquidity.
Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.1 billion at March 31, 2005. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $642.0 million at March 31, 2005, which includes $159.8 million in certificates of deposit with balances of $100,000 or more. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2005 and December 31, 2004 approximated $1.1 billion and $915.5 million, respectively. At March 31, 2005, WesBanco had unpledged securities with a book value of $705.3 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. During 2004, certain Member offices of the FHLB system experienced financial difficulty. Should WesBanco cease using FHLB advances due to weakness in that particular bank, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available for sale in order to maintain adequate levels of liquidity. It should be noted that the FHLB of Pittsburgh paid a dividend approximating 2.86% for the first quarter of 2005, up from 2.43% for the fourth quarter of 2004, which may indicate the FHLB of Pittsburgh’s improving financial strength.
The principal sources of the parent company liquidity are dividends from the Bank, as well as a revolving line of credit with another bank. There are various legal limitations under Federal and State laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2005, the parent company may receive without prior regulatory approval a dividend of up to $12.2 million from the Bank. Additional Parent company liquidity is provided by the Parent’s security portfolio, available lines of credit with an independent commercial bank and the Bank totaling $38.5 million at March 31, 2005, with an outstanding balance of $14.0 million as of March 31, 2005. In March of 2005, WesBanco also issued $15.5 million in junior subordinated debt, which gave the parent company added liquidity to be used for general corporate purposes, which may include, among other things, share repurchases, potential acquisitions and for employee benefit plans.
At March 31, 2005, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $498.4 million compared to $431.3 million at the December 31, 2004. On a historical basis, only a small portion of these commitments will result in an outflow of funds.
Management believes WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures set forth in this item are qualified by the section captioned "Forward-Looking Statements" included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

MARKET RISK
The primary objective of WesBanco’s asset/liability management ("ALM") function is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition, market risk exposures arising from changing economic conditions and liquidity risk.
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
WesBanco’s Asset/Liability Management Committee ("ALCO"), comprised of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on assumptions, which change regularly as the balance sheet and interest rates change. The key assumptions and strategies employed are analyzed regularly and reviewed by ALCO.
The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the earnings simulation model. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, "Net Interest Income Sensitivity," assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.
Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a 12-month period. Table 1, "Net Interest Income Sensitivity," shows WesBanco’s interest rate sensitivity at March 31, 2005 and December 31, 2004 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1: NET INTEREST INCOME SENSITIVITY
Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2005	December 31, 2004	Guidelines
+200	-4.19%	-3.83%	+/- 10.0%
+100	-0.76%	-0.11%	N/A
Flat	—	—	—
-100	-0.13%	-1.03%	N/A
-200	-3.19%	-4.96%	+/- 10.0%

With the federal funds rate at 2.75% at March 31, 2005 and interest rates directionally increasing, management believes that a decline of 200 basis points in rates is highly unlikely. The earnings simulation model projects that net interest income for the next 12-month period would decrease by approximately 0.76% and 4.19% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 0.13% and 3.19% if interest rates were to decline by 100 and 200 basis points, respectively. At March 31, 2005, WesBanco’s increased exposure to rising interest rates was impacted by assumptions on callable bonds and by a decrease in the interest sensitivity of the loan portfolio due to an increased amount of fixed rate residential real estate loans acquired from Winton and Western Ohio and by the shorter maturities of certificates of deposit and FHLB borrowings.
As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a 12-month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a 12-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 0.26% over the next 12-months.
WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at March 31, 2005 emphasized increasing asset sensitivity in anticipation of rising interest rates. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the level and possible prepayment of certain higher-cost FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At March 31, 2005, the notional value of the interest rate swap agreements was $84.8 million, compared to $87.4 million at December 31, 2004. Related market losses of $0.9 million, net of tax, at March 31, 2005 compared to a market loss of $1.5 million, net of tax, at December 31, 2004, are recorded in other comprehensive income.
Other strategies evaluated by ALCO include managing the level of WesBanco’s fixed rate residential real estate loans, the purchase of shorter term or variable rate residential real estate loan pools, the potential sale of existing portfolio 15 and 30 year mortgages, shortening maturities in the securities portfolio, emphasizing lower cost transaction-based accounts, growth in intermediate and long-term certificate of deposit products and attempting to maintain increased liquidity to fund loans while not fully reinvesting investment security proceeds from maturities, calls and repayments.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. WesBanco’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to WesBanco’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal controls. Our CEO and our CFO have evaluated the changes to WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2005, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1: LEGAL PROCEEDINGS
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
A second suit involving essentially the same issues was filed by another party involved in the ambulance service and this case is styled Ellis v. OVMC, et al., Civil Action No. 03-C-578(G). This case has been consolidated with the Matesic case at the request of the defendants, including the Bank. The Bank does not believe that there is any merit to the allegations of the complaints in the consolidated cased and is vigorously defending the case.
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
The Bank has also been involved in a case styled Copier Word Processing Supply, Inc. v WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has now identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. Checks totaling approximately $212,000 were within the three year statute of limitations for which the comparative fault standard would be applicable under the West Virginia version of the Uniform Commercial Code. The plaintiff has been seeking approval of the Court to extend the limitations period applicable to the case under a "continuing tort" theory. The Circuit Court of Wood County recently rejected this argument and held the plaintiff to a three year period of limitations.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 31, 2005, WesBanco has two active one million share stock repurchase plans. The first plan was approved by the Board on April 17, 2003 and the second plan was approved on March 17, 2005. The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.
The following table shows the activity in WesBanco’s stock repurchase plans for the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Activity for the April 17, 2003 authorized one million share repurchase plan
Balance at December 31, 2004				516,643
January 1, 2005 to January 31, 2005	10,000	$28.00	10,000	506,643
February 1, 2005 to February 28, 2005	109,037	27.49	109,037	397,606
March 1, 2005 to March 31, 2005	374,084	27.73	374,084	23,522
Total	493,121	$27.68	493,121

Activity for the March 17, 2005 authorized one million share repurchase plan
Balance at March 17, 2005				1,000,000
March 17, 2005 to March 31, 2005	-	-	-	1,000,000
Total	-	$-	-

Total	493,121	$-	493,121	1,023,522

Current SEC rules limit WesBanco’s ability to repurchase its shares during any period involving a pending acquisition(s).
On March 4, 2005, WesBanco repurchased 228,084 shares of WesBanco common stock at a price of $28.12 per share plus a commission of $0.035 cents per share, from a group of family related shareholders who were formerly shareholders of the recently acquired Winton, in a broker assisted transaction. Total consideration paid in the stock repurchase transaction was approximately $6,421,705.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 20, 2005, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the Annual Stockholders meeting in 2008:

	For	Withheld
R. Peterson Chalfant	17,598,703	186,444
Abigail M. Feinknopf	15,758,167	2,026,980
Joan C. Stamp	17,417,820	367,327
Jay T. McCamic	15,578,834	206,312

On April 20, 2005, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the Annual Stockholders meeting in 2007:

	For	Withheld
Henry L. Schulhoff	17,581,705	203,442
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 10, 2005	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: May 10, 2005	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer