Form 10-Q
period 2005-06-30
WESBANCO INC
filed 2005-08-05
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 29, 2005, there were 22,335,077 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

ITEM #	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	3
	Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the Six months ended June 30, 2005 and 2004 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)	6
	Notes to Consolidated Financial Statements	7 - 18

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 31

3	Quantitative and Qualitative Disclosures About Market Risk	31 -32

4	Controls and Procedures	32

	PART II – OTHER INFORMATION
1	Legal Proceedings	33

2	Unregistered Sales of Equity Securities and Use of Proceeds	34

3	Defaults Upon Senior Securities	34

4	Submission of Matters to a Vote of Security Holders	34

5	Other Information	34

6	Exhibits	34

	Signatures	35

PART I - FINANCIAL INFORMATION

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(dollars in thousands, except per share amounts)	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$93,045	$93,611
Due from banks – interest bearing	2,370	3,446
Federal funds sold	-	-
Securities:
Held to maturity (fair values of $460,717 and $420,839, respectively)	446,587	406,862
Available for sale, at fair value	690,537	765,320
Total securities	1,137,124	1,172,182
Loans held for sale	8,518	3,169
Total portfolio loans, net of unearned income	2,924,851	2,485,366
Allowance for loan losses	(32,348)	(29,486)
Net portfolio loans	2,892,503	2,455,880
Premises and equipment, net	63,459	56,670
Accrued interest receivable	20,621	18,599
Goodwill	137,339	73,760
Core deposit intangible, net	11,720	10,162
Cash surrender value of bank-owned life insurance	79,503	78,186
Other assets	50,558	45,734
Total Assets	$4,496,760	$4,011,399

LIABILITIES
Deposits:
Non-interest bearing demand	$373,210	$355,364
Interest bearing demand	318,786	312,080
Money market	517,516	587,523
Savings deposits	464,628	362,581
Certificates of deposit	1,381,986	1,108,386
Total deposits	3,056,126	2,725,934
Federal Home Loan Bank borrowings	673,183	599,411
Other short-term borrowings and federal funds purchased	226,417	200,513
Junior subordinated debt	87,638	72,174
Total borrowings	987,238	872,098
Accrued interest payable	7,929	6,903
Other liabilities	25,265	36,283
Total Liabilities	4,076,558	3,641,218

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 22,321,525 shares in 2005 and 20,837,469 shares in 2004	49,200	44,415
Capital surplus	121,329	61,451
Retained earnings	291,551	281,013
Treasury stock (1,294,334 and 481,879 shares, respectively, at cost)	(36,526)	(12,711)
Accumulated other comprehensive loss	(3,727)	(2,415)
Deferred benefits for directors and employees	(1,625)	(1,572)
Total Shareholders' Equity	420,202	370,181
Total Liabilities and Shareholders' Equity	$4,496,760	$4,011,399

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Unaudited, dollars in thousands, except per share amounts)	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, including fees	$44,540	$28,618	$87,386	$56,782
Interest and dividends on securities:
Taxable	7,200	7,069	14,530	14,362
Tax-exempt	4,792	4,322	9,478	8,673
Total interest and dividends on securities	11,992	11,391	24,008	23,035
Federal funds sold	2	11	24	35
Total interest and dividend income	56,534	40,020	111,418	79,852
INTEREST EXPENSE
Interest bearing demand deposits	341	178	668	374
Money market deposits	2,547	2,311	5,209	4,647
Savings deposits	733	277	1,289	557
Certificates of deposit	10,341	6,464	19,978	12,997
Total interest expense on deposits	13,962	9,230	27,144	18,575
Federal Home Loan Bank borrowings	5,823	3,337	11,766	6,527
Other short-term borrowings and federal funds purchased	1,576	578	2,775	1,119
Junior subordinated debt	1,305	513	2,364	942
Total interest expense	22,666	13,658	44,049	27,163
NET INTEREST INCOME	33,868	26,362	67,369	52,689
Provision for loan losses	1,919	1,496	3,762	3,296
Net interest income after provision for loan losses	31,949	24,866	63,607	49,393
NON-INTEREST INCOME
Trust fees	3,512	3,210	7,226	6,741
Service charges on deposits	2,723	2,283	5,185	4,466
Bank-owned life insurance	711	732	1,394	1,421
Net securities gains	1,068	155	1,821	816
Net gains on sales of loans	197	78	329	146
Other income	1,729	1,634	3,516	3,263
Total non-interest income	9,940	8,092	19,471	16,853
NON-INTEREST EXPENSE
Salaries and wages	10,422	8,294	20,993	16,684
Employee benefits	4,106	2,984	7,431	5,789
Net occupancy	1,751	1,362	3,547	2,930
Equipment	2,190	1,884	4,394	3,654
Core deposit intangible amortization	685	287	1,348	574
Merger-related expenses	70	8	563	17
Other operating expenses	8,269	6,627	16,346	12,933
Total non-interest expense	27,493	21,446	54,622	42,581
Income before provision for income taxes	14,396	11,512	28,456	23,665
Provision for income taxes	3,138	2,149	6,118	4,543
NET INCOME	$11,258	$9,363	$22,338	$19,122
Earnings per share - basic	$0.50	$0.48	$0.98	$0.97
Earnings per share - diluted	$0.50	$0.48	$0.98	$0.97
Average shares outstanding - basic	22,587,213	19,665,779	22,788,686	19,692,856
Average shares outstanding - diluted	22,643,463	19,709,958	22,840,483	19,740,856
Dividends per share	$0.26	$0.25	$0.52	$0.50

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands, except per share amounts)

						Accumulated	Deferred
						Other	Benefits for
	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
January 1, 2004	19,741,464	$ 44,415	$ 52,900	$ 263,080	$ (38,383)	$ (1,864)	$ (1,712)	$ 318,436
Net income				19,122				19,122
Change in accumulated
other comprehensive income						(6,529)		(6,529)
Comprehensive income								12,593
Cash dividends: Common ($0.50 per share)				(9,832)				(9,832)
Treasury shares purchased	(140,874)				(4,058)			(4,058)
Treasury shares sold	48,863		75		1,163			1,238
Deferred benefits for directors – net							251	251
June 30, 2004	19,649,453	$ 44,415	$ 52,975	$ 272,370	$ (41,278)	$ (8,393)	$ (1,461)	$ 318,628

January 1, 2005	20,837,469	$ 44,415	$ 61,451	$ 281,013	$ (12,711)	$ (2,415)	$ (1,572)	$ 370,181
Net income				22,338				22,338
Change in accumulated
other comprehensive income						(1,312)		(1,312)
Comprehensive income								21,026
Cash dividends: Common ($.52 per share)				(11,800)				(11,800)
Treasury shares purchased	(962,863)				(27,514)			(27,514)
Treasury shares sold	150,408		(1,389)		3,699			2,310
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Tax benefit from employee benefit plans			728					728
Deferred benefits for directors – net							(53)	(53)
June 30, 2005	22,321,525	$49,200	$ 121,329	$ 291,551	$(36,526)	$ (3,727)	$ (1,625)	$ 420,202

There was no activity in Preferred Stock during the six months ended June 30, 2005 and 2004.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,
(Unaudited, in thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$ 22,338	$ 19,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,291	2,904
Net amortization	(195)	1,849
Provision for loan losses	3,762	3,296
Gains on sales of securities – net	(1,821)	(816)
Gains on sales of mortgage loans – net	(329)	(146)
Tax benefit from employee benefit plans	727	-
Deferred income taxes	114	(1,387)
Increase in cash surrender value of bank-owned life insurance	(1,317)	(1,400)
Loans originated for sale	(47,711)	(11,343)
Proceeds from the sale of loans originated for sale	42,606	11,602
Net change in: other assets and accrued interest receivable	6,278	(4,147)
Net change in: other liabilities and interest payable	(16,219)	423
Other – net	552	(105)
Net cash provided by operating activities	12,076	19,852

INVESTING ACTIVITIES:
Securities held to maturity:
Proceeds from maturities, prepayments and calls	12,860	37,480
Payments for purchases	(36,732)	(13,536)
Securities available for sale:
Proceeds from sales	114,884	66,843
Proceeds from maturities, prepayments and calls	127,455	119,561
Payments for purchases	(140,215)	(181,442)
Acquisition, net of cash paid	(37,808)	-
Purchases of loans	-	(17,261)
Sale of loans	66,791	-
Increase in loans	(32,512)	(82,053)
Purchases of premises and equipment – net	(4,284)	(2,792)
Net cash provided by (used in) investing activities	70,439	(73,200)

FINANCING ACTIVITIES:
Decrease in deposits	(28,453)	(34,607)
Increase (decrease) in Federal Home Loan Bank borrowings	(60,709)	72,396
Increase (decrease) in other borrowings	15,003	(50,557)
Increase in federal funds purchased	10,900	24,300
Proceeds from the issuance of junior subordinated debt	15,464	41,238
Dividends paid	(11,158)	(9,673)
Treasury shares purchased – net	(25,204)	(2,820)
Net cash provided by (used in) financing activities	(84,157)	40,277

Net decrease in cash and cash equivalents	(1,642)	(13,071)
Cash and cash equivalents at beginning of the period	97,057	108,210
Cash and cash equivalents at end of the period	$ 95,415	$ 95,139

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$42,407	$27,312
Income taxes paid	6,425	7,375
Transfers of loans to other real estate owned	572	454
Summary of business acquisition:
Fair value of tangible assets acquired	$547,949	$-
Fair value of core deposit intangible acquired	2,905	-
Fair value of liabilities assumed	(505,199)	-
Stock issued for the purchase of acquired company's common stock	(65,323)	-
Cash paid in the acquisition	(43,778)	-
Goodwill recognized	$(63,446)	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS: WesBanco, Inc. ("WesBanco") is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (the "Bank"), headquartered in Wheeling, West Virginia, operates through 85 banking offices, 2 loan production offices and 129 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

BASIS OF PRESENTATION: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The Consolidated Financial Statements include the accounts of WesBanco and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of WesBanco’s 2004 Annual Report on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be or were attained for the entire year.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of WesBanco and those entities in which WesBanco has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.
WesBanco determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Under Accounting Research Bulletin No. 51, "Consolidated Financial Statements," a voting interest entity is an entity in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. WesBanco consolidates voting interest entities in which it owns all, or at least a majority (generally, greater than 50%) of the voting interest. Under Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," variable interest entities ("VIE") are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has five wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III (collectively referred to as the "Trusts"), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, these Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated debt issued by such trusts to WesBanco and the minority interest in the common stock issued by the trusts is shown on the Consolidated Balance Sheets of WesBanco.

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

MORTGAGE SERVICING RIGHTS: Mortgage servicing rights ("MSR") represent the right to service loans for third party investors. MSR are accounted for pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires that a company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. MSR are recognized by the sale of mortgage loan(s) to a third party investor with the servicing rights retained by WesBanco. Servicing loans for others generally consists of collecting the mortgage payment from the respective borrower, maintaining escrow accounts, remitting payments to the third party investor and if necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income includes servicing fees received from the third party investors and certain charges collected from the borrowers. Originated MSR are recorded at allocated fair value at the time of the sale of the loan(s) to the third party investor. MSR are amortized in proportion to and over the estimated period of net servicing income. MSR are carried at amortized cost, less the valuation for impairment, if any. Impairment exists if the carrying value of MSR exceeds the estimated fair value of the MSR. In calculating the fair value of the MSR, the serviced loans are segregated into pools using, as pooling criteria, the loan term and the coupon rate. Individual impairment allowances for each pool are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the pool. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio as well as numerous assumptions including; servicing income and costs, market discount rates, prepayment speeds and other market driven data. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR, conversely, as interest rates rise, prepayments slow down generally resulting in an increase in the fair value of MSR. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions.

NEW ACCOUNTING STANDARDS: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to the fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," if a company so elects. WesBanco has elected to continue to account for stock-based compensation under APB No. 25 using the intrinsic value method. Under APB No. 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant.
During the quarter ended June 30, 2005, WesBanco’s Board of Directors approved a 116,500 share stock option grant to selected participants, including certain named executive officers, under WesBanco’s Key Executive Incentive Bonus and Option Plan, adopted and approved by the Board of Directors of WesBanco on February 19, 1998, (the "Incentive Plan"). The Incentive Plan was approved by the stockholders of WesBanco on April 15, 1998, and the stockholders approved an increase in the amount of stock available under the plan to 1,000,000 shares on April 18, 2001. The stock option grants were effective as of May 18, 2005, at a grant price of $29.16, which was the closing price of the stock on May 17, 2005. The options vest in three increments of one-third each year, with the first one-third vesting on December 31, 2005, the second one-third vesting on December 31, 2006 and the final one-third vesting on December 31, 2007, with each annual vesting based on certain WesBanco earnings per share performance targets achieved for each such annual period. If the options vest as scheduled, the options expire ten years from the date of grant, or May 18, 2015.
During the first quarter of 2005, WesBanco assumed 132,174 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Winton Financial Corporation ("Winton") in conjunction with the January 3, 2005 merger at an average option price of $14.33 per share, for certain of the former key officers.
During the second quarter of 2004, WesBanco issued 63,000 stock options at an average option price of $26.60 per share and a fair value of $6.19 per share. These options were fully vested at December 31, 2004. During the third quarter of 2004, WesBanco assumed 40,009 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Western Ohio Financial Corporation ("Western Ohio") in conjunction with the August 31, 2004 merger at an average option price of $16.93 per share, for certain of the former key officers.
As of June 30, 2005 and 2004, WesBanco’s unvested stock options were 116,500 and 131,661, respectively.
The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands, except per share amounts)	2005	2004	2005	2004
Net income as reported	$ 11,258	$ 9,363	$ 22,338	$ 19,122
Stock based compensation expense included in reported net income - net of tax	10	-	10	-
Stock based compensation expense under fair value method - net of tax	(78)	(166)	(78)	(216)
Pro forma net income	$ 11,190	$ 9,197	$ 22,270	$ 18,906

Earnings per share as reported - basic	$ 0.50	$ 0.48	$ 0.98	$ 0.97
Earnings per share as reported - diluted	$ 0.50	$ 0.48	$ 0.98	$ 0.97

Pro forma earnings per share - basic	$ 0.50	$ 0.47	$ 0.98	$ 0.96
Pro forma earnings per share - diluted	$ 0.50	$ 0.47	$ 0.98	$ 0.96

   The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average life	6 Years	6 Years	6 Years	6 Years
Risk-free interest rates	3.80%	4.16%	3.80%	4.16%
Dividend yield	3.65%	3.75%	3.65%	3.75%
Volatility factors	29.33	29.64	29.33	29.64
Fair value of the grants	$ 6.63	$ 6.19	$ 6.63	$ 6.19

Since the options granted in May 2005 only vest if certain performance targets are met, the fair value of each option was determined as if it was vested at the date of grant. Compensation expense under the fair value method was based on the number of options expected to vest, which was based on management’s best estimate of the probability that the underlying performance targets will be achieved.
In December 2004 the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"). SFAS No. 123-R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123-R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. WesBanco will be required to apply SFAS No. 123-R using one of two methods, the modified prospective method or restatement of previously issued financial statements. Under the modified prospective method, a company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under the second method, a company may restate previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS No. 123.  WesBanco will apply the modified prospective method upon adopting SFAS No. 123-R.
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
In September  2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance for determining the meaning of the phrase "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless WesBanco can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. On June 29, 2005, the Financial Accounting Standards Board gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect WesBanco.

NOTE 2: EARNINGS PER SHARE
Earnings per share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands, except shares and per share amounts)	2005	2004	2005	2004
Numerator for both basic and diluted earnings per share:
Net Income	$ 11,258	$ 9,363	$ 22,338	$ 19,122

Denominator:
Total average basic common shares outstanding	22,587,213	19,665,779	22,788,686	19,692,856
Effect of dilutive stock options	56,250	44,179	51,797	48,000
Total diluted average common shares outstanding	22,643,463	19,709,958	22,840,483	19,740,856

Earnings per share - basic	$ 0.50	$ 0.48	$ 0.98	$ 0.97
Earnings per share - diluted	$ 0.50	$ 0.48	$ 0.98	$ 0.97

NOTE 3: COMPLETED BUSINESS COMBINATIONS
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
The aggregate purchase price for Winton was approximately $109.1 million and was consummated through the exchange of a combination of WesBanco common stock at a rate of 0.755 shares for 60% of Winton’s shares outstanding and $20.75 per share in cash for the remaining 40% of its stock. The acquisition was completed through the issuance of 2,296,511 shares of WesBanco newly issued common stock and $42.1 million in cash, paid from WesBanco’s available cash of which $20.0 million was funded by a line of credit with an independent commercial bank.
WesBanco also paid $1.9 million for Winton’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $1.7 million in direct costs associated with the merger, of which $0.5 million remained unpaid at June 30, 2005. The direct merger costs included involuntary employee termination costs of $0.5 million along with legal, accounting advisory and conversion costs of $1.1 million and an additional $0.1 million in other costs. Winton recognized approximately $5.0 million in merger-related expenses, on a pre-tax basis, prior to the merger date. As of the date of the acquisition on January 3, 2005, Winton had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and shareholders’ equity of $49 million. WesBanco’s Consolidated Statement of Income includes the results of operations of Winton from the closing date of the acquisition.
On August 31, 2004, WesBanco completed the acquisition of Western Ohio, Springfield, Ohio and the merger of Western Ohio’s subsidiary, Cornerstone Bank, with and into the Bank. WesBanco and Western Ohio entered into a definitive Agreement and Plan of Merger on April 1, 2004. The merger with Western Ohio provided WesBanco entry into new higher growth markets and expanded WesBanco’s already existing branch network in the state of Ohio. The acquisition was accounted for using the purchase accounting method.
The aggregate purchase price for the acquisition was approximately $67.9 million consummated through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. For each share of Western Ohio common stock that a Western Ohio shareholder owned they received, at their election, either $35.00 in cash or 1.18 shares of WesBanco common stock, subject to certain limitations. The exchange was structured to be a 55% stock and 45% cash transaction. The purchase was funded through the issuance of 1,176,935 shares of WesBanco common shares held in treasury while the cash consideration totaling $28.6 million for the cash portion of the stock purchase was paid from WesBanco’s available cash, primarily from the issuance of junior subordinated debt in June of 2004. WesBanco also paid $1.6 million for Western Ohio’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $1.5 million in direct costs associated with the merger, of which $36 thousand remained unpaid at June 30, 2005. The direct merger costs included involuntary employee termination costs of $0.6 million along with legal, accounting advisory and conversion costs of $0.9 million. Western Ohio recognized approximately $1.8 million in merger-related expenses on a pre-tax basis, prior to the merger date. As of the date of the acquisition on August 31, 2004, Western Ohio had total assets of approximately $412 million, loans of $334 million, deposits of $255 million, borrowings of $111 million and shareholders’ equity of $44 million.
In conjunction with the Winton and Western Ohio mergers, WesBanco recorded goodwill of $63.4 million and $24.0 million, respectively, and core deposit intangibles of $2.9 million and $3.6 million, respectively. Goodwill and core deposit intangibles were allocated to WesBanco’s community banking segment. Under SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," a core deposit intangible is separated from goodwill and amortized over its remaining useful life. The Winton and Western Ohio core deposit intangibles each have a weighted average remaining useful life of approximately 10 years. The remaining goodwill intangible, which is not subject to amortization and is not deductible for income tax purposes, is evaluated annually for possible impairment.
The following table presents pro forma combined results of operations of WesBanco, Western Ohio and Winton as if the business combinations had been completed as of the beginning of each respective period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands, except per share amounts)	2005	2004	2005	2004
Net Interest Income	$ 33,868	$ 33,869	$ 67,369	$ 67,578
Net Income	11,258	11,474	22,338	23,252

Pro forma earnings per share - basic	$ 0.50	$ 0.50	$ 0.98	$ 1.01
Pro forma earnings per share - diluted	$ 0.50	$ 0.50	$ 0.98	$ 1.01

The pro forma combined results of operations include net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the merger date. These adjustments have been consistently applied to each period presented in the above table. The pro forma information also includes merger-related expenses occurring after the date of the acquisition.

NOTE 4: SECURITIES
The following tables summarize amortized cost and fair values of held to maturity and available for sale securities:

	June 30,	December 31,
(Unaudited, dollars in thousands)	2005	2004
Securities held to maturity (at amortized cost):
Obligations of states and political subdivisions	$ 396,985	$ 367,780
Other equity securities (1)	49,602	39,082
Total securities held to maturity	446,587	406,862

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	291,425	314,399
Obligations of states and political subdivisions	43,754	42,497
Mortgage-backed securities	343,998	397,341
Corporate and other securities (2)	11,360	11,083
Total securities available for sale	690,537	765,320
Total securities	$ 1,137,124	$ 1,172,182
(1) Other debt securities, classified as held to maturity at June 30, 2005 and December 31, 2004 consist primarily of Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2) Other equity securities, classified as available for sale, include certain equity interests in business corporations.

At June 30, 2005 and December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
Securities with par values aggregating $500.6 million and $439.9 million at June 30, 2005 and December 31, 2004, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available for sale securities were $42.2 million and $114.9 million for the quarter and six months ended June 30, 2005, respectively, compared to $17.2 million and $66.8 million for the same periods in 2004.
In the first half of 2005, gross security gains on available for sale securities of $1.8 million and gross security losses on available for sale securities of $28 thousand were realized, compared to $0.8 million and $37 thousand, respectively, for the same period in 2004.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2005 and December 31, 2004:
	June 30, 2005
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

U.S. Treasury and Federal Agency securities	$ 153,421	$ (870)	35	$ 82,714	$ (1,193)	19	$ 236,135	$ (2,063)	54
Obligations of states and political subdivisions	31,296	(212)	59	23,966	(327)	62	55,262	(539)	121
Mortgage-backed & other debt securities	170,620	(1,292)	45	145,702	(2,978)	49	316,322	(4,270)	94
Corporate securities	4,052	(42)	2	2,050	(45)	1	6,102	(87)	3
Total temporarily impaired securities	$ 359,389	$ (2,416)	141	$ 254,432	$ (4,543)	131	$ 613,821	$ (6,959)	272

	December 31, 2004
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

U.S. Treasury and Federal Agency securities	$ 172,225	$ (864)	38	$ 30,934	$ (534)	7	$ 203,159	$ (1,398)	45
Obligations of states and political subdivisions	25,594	(245)	47	18,031	(555)	51	43,625	(800)	98
Mortgage-backed & other debt securities	230,303	(2,084)	61	40,844	(932)	12	271,147	(3,016)	73
Corporate securities	4,182	(37)	2	-	-	-	4,182	(37)	2
Total temporarily impaired securities	$ 432,304	$ (3,230)	148	$ 89,809	$ (2,021)	70	$ 522,113	$ (5,251)	218

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
WesBanco does not believe any of the securities are impaired due to reasons of credit quality as none of the securities presented above represent securities that have had credit downgrades and all securities are paying principal and interest according to the contractual terms. WesBanco also has the ability and intent to hold the securities classified as held to maturity until they mature, at which time WesBanco will receive full value for the securities. Furthermore, management also has the ability and intent to hold the noted loss position securities classified as available for sale for a period of time sufficient for a recovery of cost. WesBanco believes that all of the securities in an unrealized loss position at June 30, 2005, are considered temporary impairment losses due to the securities having lower interest rates than current market interest rates. The difference in rates causes the securities fair value to fluctuate in response to prevailing market interest rates. None of the securities in an unrealized loss position at June 30, 2005 is in a non-investment grade category security. Accordingly, as of June 30, 2005, management believes the unrealized losses detailed above are temporary and no impairment loss has been recognized in the Consolidated Statements of Income.

NOTE 5: LOANS AND THE ALLOWANCE FOR LOAN LOSSES
The following table is a summary of total loans:

	June 30,	December 31,
(Unaudited, in thousands)	2005	2004
Commercial	$ 420,077	$ 409,904
Commercial real estate	1,102,226	898,140
Residential real estate	948,271	771,337
Home equity	181,932	148,486
Consumer	272,345	257,499
Total portfolio loans (1)	2,924,851	2,485,366
Loans held for sale	8,518	3,169
Total Loans	$2,933,369	$2,488,535
(1) Included in the above loan categories are net deferred loan fees of $5.7 million at June 30, 2005 and $5.1 million at December 31, 2004.

The following table represents changes in the allowance for loan losses:

	For the Six Months Ended
	June 30,
(Unaudited, in thousands)	2005	2004
Balance, at beginning of period	$ 29,486	$ 26,235
Allowance for loan losses of acquired bank	1,947	-
Provision for loan losses	3,762	3,296

Charge-offs	(4,011)	(3,001)
Recoveries	1,164	737
Net loan charge-offs	(2,847)	(2,264)

Balance, at end of period	$ 32,348	$ 27,267

In conjunction with the Winton acquisition on January 3, 2005, WesBanco acquired loans approximating $482 million. Winton’s allowance for loan losses at the acquisition date of January 3, 2005 was approximately $2.4 million. WesBanco applied the guidance required under SOP 03-3 and determined that certain loans acquired in the Winton acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. WesBanco determined that two commercial real estate loans totaling approximately $2.0 million were within the guidelines set forth under SOP 03-3. Accordingly, WesBanco recorded $1.9 million in carry-over allowance on loans not subject to SOP 03-3. The following table sets forth the information for the loans accounted for under SOP 03-3 as of June 30, 2005:

Cash Flows
	Contractually		Expected	Post-
	Required	Carrying	to be	Acquisition	Accretable
(Unaudited, in thousands)	Payments	Amount	Collected	Allowance	Yield
Balance at January 1, 2005	$ 1,968	$ 1,466	$ 1,488	$ -	$ -
Additions	-	-	-	-	44
Disposals	-	-	-	-	-
Accretion	-	-	-	-	(22)
Balance at June 30, 2005	$ 1,968	$ 1,466	$ 1,488	$ -	$ 22

Due to the uncertainty surrounding the timing of the receipt of the cash flows expected to be collected, these loans were transferred to non-accrual status in the second quarter of 2005 and are no longer being accreted.

The following tables summarize loans classified as impaired:

	June 30,	December 31,
(Unaudited, in thousands)	2005	2004
Non-accrual loans	$ 10,941	$ 8,195
Renegotiated loans	-	-
Other impaired loans	2,720	7,078
Total non-performing loans and other impaired loans	$ 13,661	$ 15,273

	June 30,	December 31,
(Unaudited, in thousands)	2005	2004
Balance of impaired loans with no allocated allowance for loan losses	$ 8,722	$ 5,982
Balance of impaired loans with an allocated allowance for loan losses	4,939	9,291
Total impaired loans	$ 13,661	$ 15,273

Allowance for loan losses allocated to impaired loans	$ 1,183	$ 1,623

At June 30, 2005 and December 31, 2004, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 6: MORTGAGE SERVICING RIGHTS
At June 30, 2005 and December 31, 2004, WesBanco had approximately $2.0 million and $0.3 million of capitalized MSR, respectively, of which $0.7 million were due to the June 2005 sale of approximately $67.8 million of 1-4 family, fixed rate residential mortgage loans, from its existing loan portfolio, while $1.0 million were acquired in the January 3, 2005 Winton transaction and $0.3 million were acquired in the August 31, 2004 Western Ohio transaction. The fair value of the MSR at June 30, 2005 and December 31, 2004 were $2.2 million and $0.4 million which exceeded the recorded value and to date no valuation allowance has been established. WesBanco recorded amortization expense related to MSR totaling approximately $73 thousand and $118 thousand for the quarter and six months ended June 30, 2005, respectively, compared to $-0- for both of the same periods in 2004.
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. As of June 30, 2005 and December 31, 2004, WesBanco serviced loans for others aggregating approximately $198.2 million and $39.2 million, respectively. Such loans are not included in the accompanying Consolidated Balance Sheets. At June 30, 2005 and December 31, 2004, WesBanco held custodial funds of $1.0 million and $0.1 million, respectively, relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

NOTE 7: GOODWILL AND CORE DEPOSIT INTANGIBLES
WesBanco’s Consolidated Balance Sheet includes goodwill of $137.3 million at June 30, 2005 and $73.8 million at December 31, 2004. In 2005, WesBanco capitalized $63.4 million in goodwill and $2.9 million in core deposit intangibles in connection with the Winton acquisition which was allocated to WesBanco’s community banking segment. The core deposit intangible from Winton is being amortized over a weighted average remaining useful life of approximately 10 years. In 2004, WesBanco capitalized $24.0 million in goodwill and $3.6 million in core deposit intangibles in connection with the Western Ohio acquisition which was allocated to WesBanco’s community banking segment. The core deposit intangible from Western Ohio is being amortized over a weighted average remaining useful life of approximately 10 years. Substantially all of the remaining goodwill and core deposit intangible relates to the 2002 acquisition of American Bancorporation ("American"). Amortization expense on core deposit intangibles for the three and six months ended June 30, 2005 totaled $0.7 million and $1.3 million, respectively, compared to $0.3 million and $0.6 million for the same periods in 2004. The remaining goodwill intangible, which is not subject to amortization and is not deductible for income tax purposes, is evaluated annually for possible impairment.
The following table shows WesBanco’s capitalized core deposit intangible and the related accumulated amortization:
	June 30,	December 31,
(Unaudited, in thousands)	2005	2004
Gross carrying amount	$ 17,625	$ 14,720
Less: accumulated amortization	(5,905)	(4,558)
Net carrying amount	$ 11,720	$ 10,162

The following table shows WesBanco’s core deposit intangible amortization for the remainder of 2005 and for each of the next five years:

(Unaudited, in thousands)	Amount
Remainder of 2005	$ 1,320
2006	2,511
2007	2,360
2008	2,209
2009	1,139
2010	806

NOTE 8: FEDERAL HOME LOAN BANK BORROWINGS
WesBanco is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances of the borrowings. At June 30, 2005 and December 31, 2004, WesBanco had FHLB borrowings of $673.2 million and $599.4 million, respectively, with a weighted average interest rate of 3.34% and 3.31%, at each respective period end. Included in WesBanco’s FHLB borrowings at June 30, 2005 are $192.7 million in FHLB of Cincinnati advances obtained in conjunction with the Winton and Western Ohio acquisitions, compared to $100.6 million at December 31, 2004. The terms of the security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $48.0 million at June 30, 2005 and $37.4 million at December 31, 2004 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2005 was $1.5 billion compared to $915.5 million at December 31, 2004.
Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $673.2 million in total FHLB advances at June 30, 2005, convertible advances with a carrying value of $196.5 million are subject to conversion to a variable rate advance by the FHLB at various future dates and at various strike rates.
The following table summarizes the FHLB maturities at June 30, 2005 based on contractual dates and effective interest rates: (Unaudited, dollars in thousands)

	Scheduled	Weighted
Year	Maturity	Average Rate
2005	$ 89,664	2.54%
2006	184,719	2.98%
2007	163,330	3.27%
2008	66,591	3.21%
2009	88,475	4.17%
2010 and thereafter	80,404	4.42%
Total	$ 673,183	3.34%

NOTE 9: OTHER BORROWINGS
Other borrowed funds are summarized as follows:

	June 30,	December 31,
(Unaudited, in thousands)	2005	2004
Federal funds purchased	$ 44,000	$ 33,100
Securities sold under agreements to repurchase	166,635	165,097
Treasury tax and loan notes and other	3,282	2,316
Revolving line of credit, parent company	12,500	-
Total	$ 226,417	$ 200,513

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
As part of this transaction, WesBanco issued an aggregate principal amount of $15.5 million in fixed rate/floating rate junior subordinated deferrable interest debentures to Trust VI, with interest payable quarterly beginning in June 2005 at an initial rate of 6.37% for the first five years ("no call period") and resetting quarterly beginning on March 17, 2010 at a rate equal to the 3-month London Inter Bank Offering Rate ("LIBOR") plus 1.77%.
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
The Junior Subordinated Debentures are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the Federal Reserve Board currently allows bank holding companies to include trust preferred securities up to a certain limit of Tier 1 Capital. As of June 30, 2005, all of WesBanco’s outstanding Trust Preferred Securities are allowed to be included in the Tier 1 Capital calculation. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.
The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of June 30, 2005:

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
 (1) Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.
(2) Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.
(3) Fixed rate of 6.07% through September 17, 2005 and three-month LIBOR plus 2.65% thereafter, quarterly.
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

NOTE 11: PENSION PLAN
The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components in accordance with SFAS No. 132 (revised 2003), "Employers’ Disclosures about Pensions and Other Postretirement Benefits":

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2005	2004	2005	2004
Service cost – benefits earned during year	$ 539	$ 515	$ 1,078	$ 1,030
Interest cost on projected benefit obligation	664	652	1,328	1,304
Expected return on plan assets	(830)	(729)	(1,660)	(1,458)
Net amortization and recognized loss	194	175	388	350
Net periodic pension cost	$ 567	$ 613	$ 1,134	$ 1,226

Cash Flows
The following table sets forth information about the expected cash flows for the pension plan: (Unaudited, in thousands)

Employer Contributions	Amount
2005	$ -

The minimum tax-deductible contribution is $-0- for 2005 and the maximum tax-deductible contribution is $5.3 million. It has not yet been determined by WesBanco if any amount above the minimum required contribution will be paid for 2005.

NOTE 12: INCOME TAXES
Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Unaudited)	2005	2004	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(11.6%)	(13.3%)	(11.5%)	(12.9%)
State income taxes, net of federal tax effect	0.9%	0.7%	0.9%	0.9%
Bank-owned life insurance	(1.7%)	(2.2%)	(1.7%)	(2.1%)
All other – net	(0.8%)	(1.5%)	(1.2%)	(1.7%)
Effective tax rate	21.8%	18.7%	21.5%	19.2%

NOTE 13: COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2005	2004	2005	2004
Net Income	$11,258	$9,363	$22,338	$19,122
Securities available for sale:
Net change in unrealized gains (losses) on securities available for sale	6,854	(19,489)	(1,121)	(11,419)
Related income tax (expense) benefit (1)	(2,707)	7,698	443	4,511
Net securities (gains) losses reclassified into earnings	(1,022)	(155)	(1,754)	(816)
Related income tax expense (benefit) (1)	404	61	693	322
Net effect on other comprehensive income for the period	3,529	(11,885)	(1,739)	(7,402)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	(142)	1,938	835	1,527
Related income tax (expense) benefit (1)	56	(766)	(330)	(604)
Net derivative (gains) losses reclassified into earnings	(26)	(41)	(57)	(83)
Related income tax expense (benefit) (1)	10	16	22	33
Net effect on other comprehensive income for the period	(102)	1,147	470	873

Minimum pension liability
Net change in minimum pension liability	-	-	(71)	-
Related income tax expense (benefit) (1)	-	-	28	-
Net effect on other comprehensive income for the period	-	-	(43)	-

Total change in other comprehensive income (loss)	3,427	(10,738)	(1,312)	(6,529)
Comprehensive income (loss)	$14,685	$(1,375)	$21,026	$12,593
(1) Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income for the six months ended June 30, 2005 and 2004 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Minimum	Gains (Losses)	Instruments Used in
	Pension	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Liability	Available for Sale	Relationships	Total
Balance, January 1, 2004	$ -	$ 561	$ (2,425)	$ (1,864)
Period change, net of tax	-	(7,402)	873	(6,529)
Balance, June 30, 2004	$ -	$ (6,841)	$ (1,552)	$ (8,393)

Balance, January 1, 2005	$ -	$ (987)	$ (1,428)	$ (2,415)
Period change, net of tax	(43)	(1,739)	470	(1,312)
Balance, June 30, 2005	$ (43)	$ (2,726)	$ (958)	$ (3,727)

NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES
COMMITMENTS: In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments would be recorded in other liabilities and were $0 as of each of the periods ended June 30, 2005 and December 31, 2004.
Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $22.3 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.1 million and $0.1 million as of June 30, 2005 and December 31, 2004, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.
The following table presents total commitments and letters of credit outstanding:

	June 30,	December 31,
(Unaudited, in thousands)	2005	2004
Commitments to extend credit	$ 505,447	$ 431,324
Standby letters of credit	41,641	42,003

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

NOTE 15: REGULATORY MATTERS
WesBanco (the "Parent Company") is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to WesBanco. Certain restrictions under Federal and State law exist regarding the ability of the Bank to pay dividends to WesBanco. Approval is required if total dividends declared by a bank subsidiary, in any calendar year, exceeds net profits for that year combined with its retained net profits for the preceding two years. In determining to what extent to pay dividends, a bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements.
WesBanco is subject to various regulatory capital requirements (risk-based capital ratios) administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on WesBanco’s financial results.
All bank holding companies and banking subsidiaries are required to have core capital ("Tier 1") of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding unrealized gains and losses on securities available for sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and the Bank were categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act at June 30, 2005 and December 31, 2004. There are no conditions or events since June 30, 2005 that management believes have changed WesBanco’s "well-capitalized" category.
In the ordinary course of business, WesBanco is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders, fund the current stock repurchase plan and to provide for other cash requirements. Federal and State banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. At June 30, 2005, the Bank could pay dividends of up to $12.3 million to WesBanco without prior regulatory approval and without adversely affecting its "well capitalized" status.
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
WesBanco currently has $87.6 million in junior subordinated debt on its Consolidated Balance Sheet presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $85.0 million, issued by WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III, underlying such junior subordinated debt is included in Tier 1 capital in accordance with regulatory reporting requirements. As of June 30, 2005, assuming WesBanco was not allowed to include in Tier 1 capital the $85.0 million in trust preferred securities, WesBanco’s Tier 1 leverage capital ratio would have approximated 6.2% and would still significantly exceed the regulatory required minimums for capital adequacy purposes.
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
The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum	Well	June 30, 2005		December 31, 2004
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 359,624	8.17%	$ 358,632	9.34%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	359,624	11.93%	358,632	13.43%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	392,104	13.01%	388,118	14.54%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 359,723	8.19%	$ 319,577	8.35%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	359,723	12.00%	319,577	12.05%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	392,201	13.08%	349,061	13.16%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

 NOTE 16: BUSINESS SEGMENTS
WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.6 billion at June 30, 2005 and 2004, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.
Presented below are the Condensed Statements of Income for WesBanco’s business segments:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended June 30, 2005:
Interest income	$56,534	-	$56,534
Interest expense	22,666	-	22,666
Net interest income	33,868	-	33,868
Provision for loan losses	1,919	-	1,919
Net interest income after provision for loan losses	31,949	-	31,949
Non-interest income	6,427	$3,513	9,940
Non-interest expense	25,320	2,173	27,493
Income before provision for income taxes	13,056	1,340	14,396
Provision for income taxes	2,602	536	3,138
Net income	$10,454	$804	$11,258

Goodwill and core deposit intangibles	$149,059	$-	$149,059
Depreciation and amortization expense	1,577	20	1,597
Net deferred tax assets	11,603	-	11,603
Total assets	$4,493,956	$2,804	$4,496,760

For the Three Months ended June 30, 2004:
Interest income	$40,020	-	$40,020
Interest expense	13,658	-	13,658
Net interest income	26,362	-	26,362
Provision for loan losses	1,496	-	1,496
Net interest income after provision for loan losses	24,866	-	24,866
Non-interest income	4,882	$3,210	8,092
Non-interest expense	19,419	2,027	21,446
Income before provision for income taxes	10,329	1,183	11,512
Provision for income taxes	1,675	474	2,149
Net income	$8,654	$709	$9,363

Goodwill and core deposit intangibles	$57,227	$-	$57,227
Depreciation and amortization expense	1,412	23	1,435
Net deferred tax assets	17,755	-	17,755
Total assets	$3,493,649	$2,174	$3,495,823

For the Six Months ended June 30, 2005:
Interest income	$ 111,418	-	$ 111,418
Interest expense	44,049	-	44,049
Net interest income	67,369	-	67,369
Provision for loan losses	3,762	-	3,762
Net interest income after provision for loan losses	63,607	-	63,607
Non-interest income	12,244	$ 7,227	19,471
Non-interest expense	50,183	4,439	54,622
Income before provision for income taxes	25,668	2,788	28,456
Provision for income taxes	5,003	1,115	6,118
Net income	$ 20,665	$ 1,673	$ 22,338

Goodwill and core deposit intangibles	$ 149,059	$ -	$ 149,059
Depreciation and amortization expense	3,233	38	3,271
Net deferred tax assets	11,603	-	11,603
Total assets	$ 4,493,956	$ 2,804	$ 4,496,760

For the Six Months ended June 30, 2004:
Interest income	$ 79,852	-	$ 79,852
Interest expense	27,163	-	27,163
Net interest income	52,689	-	52,689
Provision for loan losses	3,296	-	3,296
Net interest income after provision for loan losses	49,393	-	49,393
Non-interest income	10,112	$6,741	16,853
Non-interest expense	38,534	4,047	42,581
Income before provision for income taxes	20,971	2,694	23,665
Provision for income taxes	3,465	1,078	4,543
Net income	$17,506	$1,616	$19,122

Goodwill and core deposit intangibles	$57,227	$-	$57,227
Depreciation and amortization expense	2,818	44	2,862
Net deferred tax assets	17,755	-	17,755
Total assets	$3,493,649	$2,174	$3,495,823

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS
Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2004, as well as the Form 10-Q for the prior quarter ended March 31, 2005 filed with the Securities and Exchange Commission ("SEC"), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under the section "Risk Factors."  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the businesses of WesBanco and its recent acquisitions may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the mergers may not be fully realized within the expected time frames; disruption from the mergers may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the Parent Company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2005 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2004 under the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OVERVIEW
WesBanco is a multi-state bank holding company operating at quarter-end through 85 banking offices, 2 loan production offices and 129 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment influence upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.
On January 3, 2005, WesBanco completed the acquisition of Winton, which was announced on August 25, 2004. The acquisition was consummated through the exchange of a combination of 2,296,511 shares of WesBanco common stock and cash totaling approximately $42.1 million. WesBanco recorded approximately $0.6 million in merger-related expenses related to this acquisition and recorded goodwill of $63.4 million and a core deposit intangible of $2.9 million. WesBanco completed the customer data conversion in late February 2005. As of January 3, 2005, Winton had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and equity of $49 million and operated through seven banking locations, two loan production offices and 7 ATM’s in the greater Cincinnati, Ohio area. Please refer to Note 3, "Completed Business Combinations" and Note 7, "Goodwill and Core Deposit Intangible," of the Consolidated Financial Statements for additional information on the Winton acquisition.
In February 2005, WesBanco’s Board of Directors authorized the increase of its dividend from $0.25 per share, per quarter to $0.26 per share, a 4.0% increase. In March 2005, WesBanco’s Board of Directors authorized a new one million share repurchase plan, which began in the second quarter of 2005 after the completion of the previous plan.
In March 2005, WesBanco, Inc. formed WesBanco Capital Trust VI, by issuing $15.0 million in fixed/floating rate junior subordinated deferrable interest debentures due March 17, 2035, to a statutory trust which issued $15.0 million trust preferred securities, with an initial rate of 6.37% for the first five years resetting quarterly beginning on March 17, 2010 at a rate equal to the 3-month London Inter Bank Offering Rate ("LIBOR") plus 1.77%. Please refer to Note 10, "Junior Subordinated Debt," of the Consolidated Financial Statements for additional information.
In June 2005, WesBanco sold approximately $67.8 million of 1-4 family, fixed rate residential mortgage loans, with mortgage servicing rights retained, from its existing loan portfolio, at no significant gain or loss. The loans were sold primarily to reduce sensitivity to higher interest rates.
WesBanco’s results of operations are primarily dependent on its net interest income, which is the difference between the interest that WesBanco earns on its loans and investments and the interest expense it pays on its deposits and borrowings. During the first half of 2005, WesBanco’s net interest income grew primarily due to the Winton and Western Ohio acquisitions, as well as from an overall increase in average earning assets throughout 2004. The increase in net interest income was partially offset by a decline in the net interest margin primarily from higher borrowing costs and a change in WesBanco’s deposit funding mix due to the acquired deposits of Winton and Western Ohio being more heavily weighted towards higher costing certificates of deposit and to a lesser extent, additional Federal Home Loan Bank ("FHLB") borrowings.

Total average loans increased primarily because of the Winton and Western Ohio acquisitions coupled with the continued growth in commercial lending. WesBanco has experienced growth mainly in commercial and commercial real estate loans as a result of a greater focus on new business development in all markets with a concentrated effort in the newer markets of southwestern Pennsylvania and central Ohio, as these areas have shown the potential for higher levels of growth. WesBanco expects growth opportunities to continue in commercial lending as WesBanco’s footprint expands in the central and western Ohio markets, and to a lesser extent, increased mortgage lending due to new marketing campaigns and the acquired operations of Winton, which on a historical basis, originated and sold higher volumes of mortgage loans in the secondary market than WesBanco has in the past. Home equity loan volumes are also anticipated to increase due to the increased marketing and promotional offers, although to date, such originations have not resulted in significant loan balances outstanding due to prepayments and lower line usage. WesBanco continues to analyze the current and expected profit opportunities from its indirect lending program and due to heavy competition has not experienced significant growth from this type of lending through automobile dealers. Recent efforts to expand this portion of the consumer loan portfolio have been primarily associated with recreational vehicle financing. Other direct consumer loans, while receiving greater branch sales emphasis, are not expected to grow significantly due primarily to customer preference for home equity products as a result of their tax-advantaged status. In relation to the loan portfolio, asset quality in the first half of 2005 continued to show marked improvement, with most ratios showing improvement over the same periods in 2004.
Total average investment securities during the first half of 2005 had no significant change as compared to the same period in 2004. Cash flows showed a slight decrease due to a slowing of pay downs received on mortgage-backed securities. WesBanco also had higher levels of investment securities sales during the first half of 2005 due to the repositioning of the acquired Winton investment portfolio.
Total average deposits increased since year end 2004, primarily due to the Winton acquisition. The average cost of deposits has increased as well since the deposits of the acquired institution contained a higher percentage of certificates of deposits, which are generally a more expensive category of deposits. Also influencing the cost of deposits was the normal repricing of certificates of deposit to current market rates and certain higher-tiered money market accounts tied to the prime rate index, as well as the overall increase in the competition’s deposit product rates. Throughout 2004, more emphasis was placed on lower interest cost transaction accounts, with a new campaign to market WesBanco’s free checking products and certain competitive special certificates of deposit offerings. WesBanco is continuing with this strategy in 2005, while also ensuring the competitiveness of its certificates of deposits and savings product offerings.

RESULTS OF OPERATIONS
EARNINGS SUMMARY
WesBanco’s earnings for the quarter ended June 30, 2005 were $11.3 million or $0.50 per diluted share compared to $9.4 million or $0.48 per diluted share in 2004. WesBanco’s earnings for the six months ended June 30, 2005 were $22.3 million or $0.98 per diluted share compared to $19.1 million or $0.97 per diluted share in 2004. The second quarter and first half of 2005 includes Winton, a $550 million thrift institution acquired on January 3, 2005. Please refer to Note 3, "Completed Business Combinations" of the Consolidated Financial Statements for additional information on the Winton acquisition. For the second quarter and first half 2005, WesBanco’s financial performance was highlighted by growth in most categories of net interest income and non-interest income. These positive factors were partially offset by an overall increase in interest expense due to additional interest bearing liabilities and higher operating expenses primarily from an increase in salaries, wages, and employee benefit expense, the incremental costs associated with the additional branch structure from the Winton acquisition and acquisition related expenses.
Annualized return on average assets was 0.99% for the second quarter and first half of 2005, respectively, compared to 1.10% and 1.13% for the corresponding periods in 2004. Annualized return on equity was 10.66% and 10.54% for the second quarter and first half of 2005 respectively, compared to 11.80% and 12.02% for the same periods in 2004. These ratios have been negatively impacted due to the less profitable nature of the acquired thrifts’ balance sheets and acquisition related expenses.

NET INTEREST INCOME
TABLE 1: NET INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Net Interest Income
Interest income	$ 56,534	$ 40,020	$ 16,514	41.3%	$ 111,418	$ 79,852	$ 31,566	39.5%
Interest expense	22,666	13,658	9,008	66.0%	44,049	27,163	16,886	62.2%
Total net interest income	$ 33,868	$ 26,362	$ 7,506	28.5%	$ 67,369	$ 52,689	$ 14,680	27.9%

Net interest income, which is WesBanco’s major revenue source, is the difference between interest income received by WesBanco on its earning assets (loans, securities and federal funds sold) and interest expense paid by WesBanco on its liabilities (deposits, short term and long term borrowings). Net interest income, which comprised 77.6% of total net revenues for six months ended June 30, 2005 compared to 75.8% for 2004, is affected by the general level of, and changes in, interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the continued repricing of those assets and liabilities.
Net interest income increased for the three and six month periods ended June 30, 2005, compared to the same periods in 2004, due to a $1.0 billion increase in average earning assets, with the majority of the increase attributable to the Winton and Western Ohio acquisitions. The net interest margin was 3.52% and 3.51% for the three months and six months ended June 30, 2005, respectively, compared to 3.67% and 3.69% for the same periods in 2004. The decrease in net interest margin for 2005 was primarily the result of a higher cost of funds due to funding costs increasing faster than the rates earned on loans and investment securities. Also affecting the net interest margin were the acquired assets of Winton and Western Ohio, which had net interest margins approximating between 2.90% and 3.00% after purchase accounting adjustments. WesBanco’s net interest margin for the second quarter was relatively flat with the first quarter’s 3.51% despite recent Federal Reserve rate increases, as core deposit rates have begun to respond to the increase in short-term market interest rates. With market rates anticipated to further increase over the course of the year, competitive factors for loans and deposits may result in further margin compression.
Interest income increased for the three and six months ended June 30, 2005 compared to 2004, due to a $1.0 billion increase in average earning assets, with the majority of the increase attributable to the Winton and Western Ohio acquisitions, and the continued organic growth of commercial and commercial real estate loans. As shown in Table 2, the yield on average earning assets for the three and six months ended June 30, 2005 increased by 29 and 22 basis points, respectively, compared to the yields for the same periods in 2004. The average yield for the investment portfolio increased to 4.94% for the three months ended June 30, 2005 compared to 4.76% for the same period in 2004 and on a year to date basis, increased to 4.93% from 4.78% for 2004.
Interest expense increased for the three and six months ended June 30, 2005 compared to 2004, due to an approximate $1.0 billion increase in average interest bearing liabilities for both periods, with the majority of the increase attributable to the Winton and Western Ohio acquisitions. As shown in table 2, the average rate paid on interest bearing liabilities for the three and six months ended June 30, 2005 increased by 44 and 39 basis points, respectively, compared to the yields for the same periods in 2004. The increase in rates paid on interest bearing liabilities was primarily due to the acquired institutions having a larger percentage of higher rates paid on certificates of deposits, as well as money market account rates tied to a percentage of the prime rate, which has increased 225 basis points since the second quarter of 2004. WesBanco is beginning to see a shift by customers out of certain tiers of money market accounts into more competitively priced deposit products offered in the market, including our own certificate of deposit and savings account offerings. Also impacting interest expense for the three and six months ended June 30, 2005 was an overall increase in borrowed funds, primarily due to the additional longer term FHLB borrowings obtained in the Winton and Western Ohio acquisitions as well as an increase in the amount of junior subordinated debt, which was issued to assist in the funding of both acquisitions. Within the next year, $503.4 million in certificates of deposit are scheduled to mature. If interest rates continue to increase, these deposits, as well as certain core deposits, such as interest bearing checking, money market accounts and savings accounts, could re-price upward based on WesBanco’s current market rates.

TABLE 2: AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate
ASSETS
Due from banks - interest bearing	$ 4,631	1.91%	$ 2,298	3.49%	$ 5,678	1.49%	$ 2,655	0.76%
Loans, net of unearned income(1)	2,968,613	6.02%	1,981,904	5.81%	2,964,017	5.95%	1,954,934	5.84%
Securities: (2)
Taxable	741,597	3.86%	778,670	3.76%	751,735	3.83%	782,911	3.67%
Tax-exempt (3)	433,806	6.80%	372,130	7.15%	422,316	6.91%	373,708	7.14%
Total securities	1,175,403	4.93%	1,150,800	4.76%	1,174,051	4.92%	1,156,619	4.78%
Federal funds sold	-	0.00%	4,367	1.01%	1,835	2.62%	7,421	0.94%
Total earning assets (3)	4,148,647	5.71%	3,139,369	5.42%	4,145,581	5.66%	3,121,629	5.44%
Other assets	402,949		278,819		405,061		274,410
Total Assets	$ 4,551,596		$ 3,418,188		$ 4,550,642		$ 3,396,039

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 330,273	0.41%	$ 291,827	0.25%	$ 330,375	0.41%	$ 292,892	0.26%
Money market accounts	545,475	1.87%	558,354	1.66%	566,780	1.85%	561,310	1.66%
Savings deposits	455,916	0.64%	355,871	0.31%	446,954	0.58%	353,809	0.32%
Certificates of deposit	1,377,006	3.01%	926,761	2.81%	1,364,713	2.95%	928,580	2.81%
Total interest bearing deposits	2,708,670	2.07%	2,132,813	1.74%	2,708,822	2.02%	2,136,591	1.75%
Federal Home Loan Bank borrowings	695,179	3.36%	394,063	3.41%	707,395	3.35%	375,910	3.49%
Other borrowings	229,916	2.75%	180,103	1.29%	225,730	2.48%	178,030	1.26%
Junior subordinated debt	87,638	5.97%	37,270	5.54%	81,145	5.87%	34,103	5.55%
Total interest bearing liabilities	3,721,403	2.44%	2,744,249	2.00%	3,723,092	2.39%	2,724,634	2.00%

Non-interest bearing demand deposits	372,201		322,402		365,945		318,709
Other liabilities	34,492		32,339		34,335		32,681
Shareholders' Equity	$ 423,500		$ 319,198		$ 427,270		$ 320,015
Total Liabilities and
Shareholders’ Equity	$ 4,551,596		$ 3,418,188		$ 4,550,642		$ 3,396,039

Net interest spread		3.27%		3.42%		3.27%		3.44%
Taxable equivalent net interest margin (3)		3.52%		3.67%		3.51%		3.69%
(1) Total loans are gross of allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2005, respectively and $0.8 million and $1.4 million for the same periods in 2004.
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

TABLE 3: RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared to June 30, 2004			Compared to June 30, 2004
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 216	$ (195)	$ 21	$ 17	$ 15	$ 32
Loans, net of unearned income	14,854	1,068	15,922	29,571	1,033	30,604
Taxable securities	(3,969)	4,079	110	(2,360)	2,496	136
Tax-exempt securities (2)	8,445	(7,975)	470	3,441	(2,636)	805
Federal funds sold	(5)	(4)	(9)	(151)	140	(11)
Total interest income change (2)	19,541	(3,027)	16,514	30,518	1,048	31,566

Increase (decrease) in interest expense:
Interest bearing demand deposits	27	136	163	54	240	294
Money market accounts	(1,418)	1,654	236	43	519	562
Savings deposits	94	362	456	178	554	732
Certificates of deposit	3,377	500	3,877	6,303	678	6,981
Federal Home Loan Bank borrowings	3,999	(1,513)	2,486	6,990	(1,751)	5,239
Other borrowings	196	802	998	359	1,297	1,656
Junior subordinated debt	749	43	792	1,364	58	1,422
Total interest expense change	7,024	1,984	9,008	15,291	1,595	16,886

Net interest income increase(decrease) (2)	$ 12,517	$ (5,011)	$ 7,506	$ 15,227	$ (547)	$ 14,680

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

PROVISION FOR LOAN LOSSES
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $1.9 million and $3.8 million for the three and six months ended June 30, 2005, respectively, compared to $1.5 million and $3.3 million for the same periods in 2004.

NON-INTEREST INCOME
TABLE 4: NON-INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Non-Interest Income
Trust fees	$ 3,512	$ 3,210	$ 302	9.4%	$ 7,226	$ 6,741	$ 485	7.2%
Service charges on deposits	2,723	2,283	440	19.3%	5,185	4,466	719	16.1%
Bank-owned life insurance	711	732	(21)	-2.9%	1,394	1,421	(27)	-1.9%
Net securities gains	1,068	155	913	589.0%	1,821	816	1,005	123.2%
Net gains on sales of loans	197	78	119	152.6%	329	146	183	125.3%
Other income	1,729	1,634	95	5.8%	3,516	3,263	253	7.8%
Total non-interest income	$ 9,940	$ 8,092	$ 1,848	22.8%	$ 19,471	$ 16,853	$ 2,618	15.5%

Non-interest income is a significant source of revenue and plays an important part in WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which it views as a vital component of its strategy for retaining and attracting customers, as well as providing additional non-interest income to WesBanco.
Contributing to the increase in trust fees in 2005, were the replacement of certain low fee custodial accounts with higher revenue services and corresponding relationships, as well as an increase in the number of new accounts. The market value of trust assets was $2.6 billion at June 30, 2005 and June 30, 2004, respectively.
Service charges on deposit accounts increased due to growth in deposit accounts primarily from the Winton and Western Ohio acquisitions and to a lesser extent adjustments in the fee schedule. WesBanco intends to implement a new overdraft service charge product in the third quarter, which should increase such fees as the product is sold in WesBanco’s branches over the next few quarters.
Bank-owned life insurance income was relatively flat, despite WesBanco experiencing a decrease in the yields on the underlying variable-return investments. This decrease in return was partially offset by the income earned on the additional $9.3 million in bank-owned life insurance acquired from Western Ohio.
Net securities gains were higher for the second quarter and first half of 2005, compared to 2004. In the second quarter of 2005, WesBanco recorded a $0.7 million gain on the disposition of an equity security, which was previously noted in a Form 8-K filed in the first quarter of 2005.

Other income increased primarily due to the increase in Automated Teller Machine ("ATM") income and debit card interchange income due to additional cards issued during special promotions in 2004, as well as increased customer use of ATM’s. For the second quarter and first half of 2005, WesBanco sold $31.3 million and $42.6 million, respectively, in loans to the secondary market compared to $7.2 million and $11.6 million for the same periods in 2004. The higher volume for 2005 reflects the additional secondary mortgage loan operation obtained in the Winton acquisition, which generated additional loan sales to the secondary market. In June 2005, WesBanco sold approximately $67.8 million of 1-4 family, fixed rate residential real estate loans, with mortgage servicing rights retained, from its existing loan portfolio, at no significant gain or loss. The sale was completed in order to reduce exposure to potential rising interest rates and to improve the company’s asset/liability position.

NON-INTEREST EXPENSE
TABLE 5: NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Non-Interest Expense
Salaries and wages	$ 10,422	$ 8,294	$ 2,128	25.7%	$ 20,993	$ 16,684	$ 4,309	25.8%
Employee benefits	4,106	2,984	1,122	37.6%	7,431	5,789	1,642	28.4%
Net occupancy	1,751	1,362	389	28.6%	3,547	2,930	617	21.1%
Equipment	2,190	1,884	306	16.2%	4,394	3,654	740	20.3%
Core deposit intangible	685	287	398	138.7%	1,348	574	774	134.8%
Merger-related expenses	70	8	62	775.0%	563	17	546	3,211.8%
Other operating	8,269	6,627	1,642	24.8%	16,346	12,933	3,413	26.4%
Total non-interest expense	$ 27,493	$ 21,446	$ 6,047	28.2%	$ 54,622	$ 42,581	$ 12,041	28.3%

Efficiency ratio	59.27%	58.31%			59.41%	57.38%

The increase in salaries and wages for the second quarter and first half of 2005, compared to 2004, was primarily due to the number of full-time equivalent employees increasing from 1,161 at June 30, 2004 to 1,311 at June 30, 2005, with the majority of this increase attributable to the Winton and Western Ohio acquisitions, and to a lesser extent additional staffing in certain key areas. Anticipated staffing reductions in the Winton transaction did not begin until after the data processing conversion late in February 2005, with final staffing reductions from the Winton transaction occurring in the second quarter of 2005. In conjunction with the staffing reductions, the number of full-time equivalent employees has decreased from 1,358 at March 31, 2005 to 1,311 at June 30, 2005. In addition, salaries and wages were impacted by normal annual salary increases, which take effect mid-year, as well as additional production-related incentive compensation for employees meeting certain sales production goals, primarily in commercial and mortgage lending.
The increase in employee benefit costs for both the second quarter and first half of 2005, compared to 2004, is also commensurate with the rise in full time equivalent employees, as well as continued increases in health insurance premiums, which are affecting nearly all companies. Health insurance expense for the three and six months ended June 30, 2005 increased $0.7 million or 71.2% and $0.8 million or 42.8% over 2004, primarily due to higher insurance premiums and an increase in the number of employees. Also contributing to the increase in employee benefit costs in 2005 is the corresponding rise in payroll taxes increasing in relation to the amount of salary expense. For both periods in 2005, WesBanco’s 401(k) expense increased $0.2 million or 158.9% and $0.4 million or 167.3% compared to the same periods in 2004 due to an increase in the match provided by the company and the increase in the number of full-time equivalent employees.
WesBanco’s net occupancy expense, which is comprised mainly of utility costs, office rental, general repairs and maintenance, maintenance agreements and depreciation expense for the second quarter and first half of 2005, increased over the same periods in 2004 primarily due to the increase in the number of branches from the Winton and Western Ohio acquisitions and the opening of two loan production offices and one new branch in western Pennsylvania late in 2004.
WesBanco equipment expense, which is comprised of equipment depreciation, rental, repairs and maintenance, and service agreements for both the second quarter and first half of 2005, increased over the same periods in 2004 primarily due to an increase in service agreement expense, higher depreciation expense and building lease expense from the Winton and Western Ohio acquisitions. WesBanco opted to have certain computer systems and ATM equipment covered by service agreements. Depreciation expense and building rental expense increased due to the additional 14 branches from the two acquisitions.
WesBanco’s core deposit intangible expense represents the amortization of the capitalized core deposit intangible. The increase in core deposit intangible expense was primarily due to the 2005 Winton acquisition and 2004 Western Ohio acquisition, which added an additional $0.7 million in expense to this category for 2005. Please refer to Note 7, "Goodwill and Core Deposit Intangibles," of the Consolidated Financial Statements for more information.
Relative to the merger-related expenses recorded in 2005, nearly all of the expense represents the costs related to the Winton acquisition while the 2004 expense is comprised of expenses from the American acquisition. For 2005, WesBanco estimates that approximately $0.6 million in merger-related expenses from the 2005 Winton acquisition are to be recorded, with $0.1 million and $0.6 million being recorded in the second quarter and first half of 2005, respectively. Cost savings related to the Winton acquisition, which are estimated to be 16% to 20% of Winton’s pre-tax operating expenses of approximately $12.0 million annually, commenced in March 2005 and are expected to be fully realized later this year.
For the second quarter and first half of 2005, other operating expense increased in several key areas, due primarily to the additional branch network from the Winton and Western Ohio acquisitions, which caused a rise in nearly all expense categories within other operating expenses. One of the largest increases was in communication costs, which increased $0.3 million and $0.6 million compared to the second quarter and first half of 2004 primarily due to higher leased line and local and long distance telephone costs. For the same periods, professional fees increased $0.1 million and $0.5 million due to additional costs from outside consultants and audit fee increases. Other taxes for the second quarter and first half of 2005, compared to 2004 increased $0.2 million and $0.5 million, respectively, primarily due to an increase in corporate franchise tax, which is based on the total capital of the company. Marketing expenses also increased $0.1 million and $0.3 million, compared to 2004, due to additional costs associated with certain product marketing campaigns, and increased marketing in Cincinnati, Ohio.

INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2005 increased $1.0 million or 46.0% and $1.6 million or 34.7% compared to the same periods in 2004. The increase was primarily due to an increase in pretax income despite an increase in tax-exempt income and to a lesser extent, Winton and Western Ohio which both had effective tax rates approximating 33% prior to the respective merger. The effective tax rate for the quarter end June 30, 2005 increased to 21.8% compared to 18.7% for 2004. On a year to date basis for 2005 the effective tax rate increased to 21.5% compared to 19.2% for 2004. For the remainder of 2005 WesBanco anticipates the effective tax rate to approximate 21.5%.

FINANCIAL CONDITION
Total assets of WesBanco were $4.5 billion as of June 30, 2005, an increase of $485.4 million or 12.1% compared to December 31, 2004. Total liabilities of WesBanco were $4.1 billion as of June 30, 2005, an increase of $435.3 million or 12.0% compared to December 31, 2004. The increases were primarily due to the acquisition of Winton on January 3, 2005, which had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and equity of $49 million.

SECURITIES
TABLE 6: COMPOSITION OF SECURITIES (1)
	June 30,	December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Securities held to maturity (at amortized cost):
Obligations of states and political subdivisions	$ 396,985	$ 367,780	$ 29,205	7.9%
Other equity securities (2)	49,602	39,082	10,520	26.9%
Total securities held to maturity	446,587	406,862	39,725	9.8%

Securities available for sale (at fair value):
U.S. Treasury and Federal Agency securities	291,425	314,399	(22,974)	-7.3%
Obligations of states and political subdivisions	43,754	42,497	1,257	3.0%
Mortgage-backed securities	343,998	397,341	(53,343)	-13.4%
Corporate and other securities (3)	11,360	11,083	277	2.5%
Total securities available for sale	690,537	765,320	(74,783)	-9.8%
Total securities	$ 1,137,124	$ 1,172,182	$ (35,058)	-3.0%

Held to maturity securities:
Weighted average yield at the respective period end	6.54%	6.25%
As a % of total securities	39.3%	34.7%
Weighted average life (in years)	4.7	5.1

Available for sale securities:
Weighted average yield at the respective period end	3.89%	3.95%
As a % of total securities	60.7%	65.3%
Weighted average life (in years)	3.1	3.0
(1) At June 30, 2005 and December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2) Other equity securities, classified as held to maturity at June 30, 2005 and December 31, 2004 consist primarily of Federal Reserve Bank stock and Federal Home Loan Bank stock.
(3) Other securities, classified as available for sale, include certain equity interests in business corporations.

Total investment securities, which represent a source of liquidity for WesBanco, decreased from December 31, 2004 to June 30, 2005, due to the sale of investment securities from the Winton acquisition, which at the acquisition date approximated $37.0 million, as well as increased sales of certain lower yielding investment securities, offset somewhat by purchases of additional obligations of states and political subdivisions.
For the three and six months ended June 30, 2005, cash flows from the portfolio due to calls, maturities and prepayments were $55.8 million and $140.3 million, respectively, which were slightly lower than the $88.5 million and $157.0 million for the same periods in 2004. This decrease was primarily due to lower levels of prepayments on mortgage-backed securities and callable agencies for 2005 as calls and maturities were relatively consistent with 2004.
At June 30, 2005, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.65% and 1.63%, respectively, compared to 0.64% and 1.60% at December 31, 2004, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the three and six months ended June 30, 2005 was $0.9 million and $2.0 million, respectively, compared to $1.6 million and $3.2 million for the same periods in 2004. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available for sale portion of the portfolio, is subject to increased amortization in times of accelerated prepayments.
The discount accretion on the investment portfolio recorded into income for the three and six months ended June 30, 2005 was $0.5 million and $0.9 million, respectively, compared to $0.4 million and $0.9 million for the same periods in 2004. The discount primarily relates to obligations of states and political subdivisions, which comprised 97.6% of the total discount at June 30, 2005.

WesBanco believes that all of the securities in an unrealized loss position at June 30, 2005 are considered temporary impairment losses due to the securities having lower interest rates than current market interest rates. The difference in rates causes the securities fair value to fluctuate in response to prevailing market interest rates. None of the securities in an unrealized loss position at June 30, 2005 is in a non-investment grade category security.
Accordingly, as of June 30, 2005, management believes the unrealized losses are temporary and no impairment loss has been recorded in the Consolidated Statements of Income. Please refer to Note 4, "Securities," of the Consolidated Financial Statements for more information.
Unrealized pre-tax gains and losses on available for sale securities (fair value adjustments) reflected a $4.4 million market loss as of June 30, 2005, compared to a $1.6 million market loss as of December 31, 2004. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available for sale portfolio and are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available for sale as well as the portion of new investments allocated to this category versus the held to maturity portfolio.
If these securities were held to their respective maturity dates, no fair value gain or loss would be realized. During the second quarter and first half of 2005, proceeds from the sale of available for sale securities were $42.2 million and $114.9 million, respectively, compared to $17.2 million and $66.8 million for the same periods in 2004. In the first half of 2005, gross security gains of $1.8 million and gross security losses of $28 thousand were realized, compared to $0.8 million and $37 thousand, respectively, for the same period in 2004.

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

TABLE 7: COMPOSITION OF LOANS

	June 30, 2005		December 31, 2004
		% of		% of
(dollars in thousands)	Amount	Loans	Amount	Loans
Loans: (1)
Commercial	$ 420,077	14.3%	$ 409,904	16.5%
Commercial real estate	1,102,226	37.6%	898,140	36.1%
Residential real estate	948,271	32.3%	771,337	31.0%
Home equity	181,932	6.2%	148,486	6.0%
Consumer	272,345	9.3%	257,499	10.3%
Total portfolio loans	2,924,851	99.7%	2,485,366	99.9%
Loans held for sale	8,518	0.3%	3,169	0.1%
Total Loans	$ 2,933,369	100.0%	$ 2,488,535	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

The increase in total loans between December 31, 2004 and June 30, 2005 is primarily due to the Winton acquisition, which added approximately $477 million to WesBanco’s loan portfolio at the time of the merger and continued organic loan growth primarily in the commercial and commercial real estate categories, which was partially offset by the sale of $67.8 million in residential real estate loans in June 2005. On a linked quarter basis from the first quarter of 2005, organic loan growth was approximately $35 million or 1.2% for the second quarter of 2005.
In order to attract potential home borrowers, WesBanco offers rate lock commitments to such potential borrowers. The commitments are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. For all rate lock commitments issued in connection with potential loans intended for sale, which currently consist of all originated twenty and thirty year fixed rate residential home mortgage loan products, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and WesBanco, and in turn, a forward sales contract is executed between WesBanco and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the Consolidated Statements of Income. Should the loan close before the end of a period but prior to funding by the investor, it is accounted for in "Loans Held for Sale," on WesBanco’s Consolidated Balance Sheets at the lower of cost or market. At June 30, 2005, Loans Held for Sale totaled $8.5 million. At June 30, 2005, the fair value adjustment of the forward sales commitments to the investor included in the gain on sale of mortgage loans was $42 thousand while the loss on the fair value of the interest rate lock commitments to customers was $0.1 million.

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

TABLE 8: NON-PERFORMING ASSETS, OTHER IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

	June 30,	December 31,
(dollars in thousands)	2005	2004
Non-accrual:
Commercial	$ 2,254	$ 2,511
Commercial real estate	7,611	4,768
Residential real estate	1,047	785
Home equity	18	28
Consumer	11	103
Total	10,941	8,195
Renegotiated:	-	-
Total	-	-
Total non-performing loans	10,941	8,195
Other real estate owned and repossessed assets	2,525	2,059
Total non-performing assets	13,466	10,254
Other impaired loans:
Commercial	1,500	5,295
Commercial real estate	1,220	1,783
Total other impaired loans	2,720	7,078
Total non-performing assets and other impaired loans	$ 16,186	$ 17,332

Non-performing loans as a percentage of total loans	0.37%	0.33%
Non-performing assets as a percentage of total assets	0.30%	0.26%
Percentage of non-performing assets to total loans outstanding and
other real estate owned and repossessed assets	0.46%	0.41%
Percentage of non-performing loans and other impaired loans to
loans outstanding	0.47%	0.61%

Past due 90 days or more:
Commercial	$ 640	$ 665
Commercial real estate	3,180	3,602
Residential real estate	2,811	2,133
Home equity	304	439
Consumer	650	745
Total past due 90 days or more	$ 7,585	$ 7,584

Non-performing assets, which are defined as non-accrual and renegotiated loans, and other real estate owned increased $2.8 million between December 31, 2004 and June 30, 2005 while other impaired loans decreased $4.3 million during the same period. The increase in non-performing loans is primarily due to certain loans migrating from the other impaired category during the period, including $1.5 million of loans acquired from Winton. Other impaired loans also decreased as a result of principal repayments and WesBanco’s success implementing various risk reduction strategies to remove those loans from the portfolio.
Other real estate owned and repossessed assets increased slightly between December 31, 2004 and June 30, 2005 due to an increase in repossessed assets which was partially offset by a decrease in other real estate owned due to sales of foreclosed property. Residential real estate of relocated employees included in other real estate and repossessed assets were $0.4 million at June 30, 2005 and $0.5 million at December 31, 2004.
Loans past due 90 days or more and still accruing interest were relatively unchanged from December 31, 2004 to June 30, 2005. All categories decreased except for residential real estate loans, which increased primarily due to the portfolio containing a higher percentage of these types of loans.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses increased between December 31, 2004 and June 30, 2005 primarily as a result of the acquired allowance of Winton, which after the application of SOP 03-3, approximated $1.9 million. The reduction in the allowance as a percentage of total loans is primarily attributable to the net decrease in total non-performing and other impaired loans, and the change in composition of the loan portfolio as a result of the Western Ohio and Winton acquisitions. Both of the acquired companies' loan portfolios were more heavily weighted to residential real estate loans, which have the lowest historical loss rate of any category of loans.

TABLE 9: ALLOWANCE FOR LOAN LOSSES

	June 30,	June 30,
(dollars in thousands)	2005	2004
Beginning Balance - Allowance for loan losses	$ 29,486	$ 26,235
Allowance for loan losses of acquired bank	1,947	-
Provision for loan losses	3,762	3,296
Charge-offs:
Commercial	1,312	354
Commercial real estate	118	182
Residential real estate	169	25
Home equity	184	34
Consumer	2,228	2,406
Total charge-offs	4,011	3,001

Recoveries:
Commercial	277	221
Commercial real estate	41	4
Residential real estate	121	8
Home equity	-	-
Consumer	725	504
Total recoveries	1,164	737
Net loan charge-offs	2,847	2,264

Ending Balance - Allowance for loan losses	$ 32,348	$ 27,267

Components of the allowance for loan losses: (1)
General reserves pursuant to SFAS No. 5	$ 31,165	$ 23,311
Specific reserves pursuant to SFAS No. 114	1,183	3,956
Total allowance for loan losses	$ 32,348	$ 27,267

Ratio of net charge-offs to average loan type:
Commercial	0.48%	0.07%
Commercial real estate	0.01%	0.01%
Residential real estate	0.01%	0.01%
Home equity	0.20%	0.06%
Consumer	1.17%	1.53%
Total ratio of net charge-offs to average loans	0.19%	0.23%

Allowance for loan losses to total loans	1.10%	1.34%
Allowance for loan losses to total non-performing loans	2.96x	2.94x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.75x	2.03x
Provision for loan losses to net loan charge-offs	132.1%	145.6%
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
Net charge-offs increased $0.6 million between June 30, 2004 and June 30, 2005 but decreased as a percentage of total loans. Commercial loan losses increased due to higher charge-offs on small business loans and approximately $0.7 million attributable to a fraudulent lease transaction. However, consumer loan losses decreased as a result of lower losses recognized during the period net of higher recoveries from increased collection efforts on previously charged off consumer loans.
The SFAS No. 114 allocation for impaired loans is also an important factor in evaluating the adequacy of the allowance for loan losses. Specific allocations decreased from December 31, 2004 to June 30, 2005 primarily due to a decrease in the amount of impaired loans that required allocations. This change also reflects WesBanco’s success in implementing risk reduction strategies during 2004 to remove those impaired loans with the greatest risk of loss from the portfolio. Sales of impaired commercial real estate loans in 2004 eliminated approximately $0.4 million of specific allocations.
The general economy continued to rebound and contributed to strong loan demand and growth throughout 2004. However, pockets of economic weakness or uncertainty exist in one or more of WesBanco’s markets, the most significant of which is the Upper Ohio Valley, which represents approximately 25 to 30 percent of WesBanco’s loan portfolio. The Upper Ohio Valley economy continues to be adversely impacted by the difficulties that have faced the primary metals industries in recent years. One of the ten largest integrated steel companies in the United States is headquartered in the Upper Ohio Valley, operated under Chapter 11 of the Bankruptcy Act for a period of time in 2004 and has significantly reduced its workforce. While the prospects of both of  its two principal steel companies have improved, with one emerging from bankruptcy and resuming profitable operations and the other selling to a large integrated steel company which in turn sold to an overseas-based company, the longer-term outlook is still uncertain. In addition, a leading producer of aluminum headquartered in the Upper Ohio Valley is currently operating under Chapter 11 protection and has curtailed or shuttered certain of its operating facilities and is involved in an extended labor dispute. As of June 30, 2005, WesBanco had no material direct credit exposure to the steel or aluminum producing industries. However, WesBanco extends credit to consumers employed in those industries and to businesses that provide products or services to the industries. In addition, a number of other businesses not directly associated with the primary metals industry would be adversely impacted by a significant loss of employment. The recent acquisitions of Western Ohio in August 2004 and Winton in January 2005 combined with organic loan growth in the Columbus, Ohio and western Pennsylvania markets throughout 2004 have significantly changed the geographic distribution of WesBanco's loan portfolio and reduced the percentage of total loans that are impacted by the Upper Ohio Valley economy.
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

TABLE 10: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30,	Percent of	December 31,	Percent of
(in thousands)	2005	Total	2004	Total
Commercial	$ 13,679	42.3%	$ 12,957	43.9%
Commercial real estate	12,473	38.6%	10,521	35.7%
Residential real estate	1,148	3.5%	1,163	3.9%
Home equity	362	1.1%	295	1.0%
Consumer	4,686	14.5%	4,550	15.5%
Total allowance for loan losses	$ 32,348	100.0%	$ 29,486	100.0%

Between December 31, 2004 and June 30, 2005, the allowance for commercial real estate loans increased primarily due to the Winton acquisition and the allowance for commercial loans increased as a result of recent higher losses in that category. Changes in the amounts allocated to all categories of loans also reflect the combined impact of changes in historical loss rates, judgmental allocations for economic factors, and the respective changes in loan balances as a result of organic loan growth.

Management believes the allowance of $32.3 million is appropriate to absorb probable credit losses associated with the loan portfolio at June 30, 2005. However, probable losses associated with the economic conditions described above is difficult to accurately measure and future adjustments to the allowance and the provision for loan losses may be required to the extent such losses become more probable than is currently estimable.

DEPOSITS
TABLE 11: DEPOSITS

	June 30,	December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Deposits
Non-interest bearing demand	$ 373,210	$ 355,364	$ 17,846	5.0%
Interest bearing demand	318,786	312,080	6,706	2.1%
Money market	517,516	587,523	(70,007)	-11.9%
Savings deposits	464,628	362,581	102,047	28.1%
Certificates of deposit	1,381,986	1,108,386	273,600	24.7%
Total deposits	$ 3,056,126	$2,725,934	$ 330,192	12.1%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 85 branches in West Virginia, Ohio and Western Pennsylvania. All categories of deposits, except for money markets, increased between December 31, 2004 and June 30, 2005, primarily from the Winton acquisition, which added approximately $359 million in deposits to WesBanco’s balance sheet at the time of acquisition, with the main account concentration being in certificates of deposit.
WesBanco is continuing to place increased marketing emphasis on transaction-based accounts, which are typically viewed as a lower-cost funding source and may also provide WesBanco ancillary activity fee income. Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest on a tiered structure based on the customer’s outstanding balance, with the highest tier above $100,000 indexed to the prime rate of interest. During the prior years’ lower interest rate environment, customers favored WesBanco’s variable rate deposit products over fixed rate certificates of deposit, but as rates have begun to rise since the third quarter of 2004 and have continued this trend through the first half of 2005, WesBanco has noted an increase in certificates of deposit with a corresponding decrease in money market accounts as customers seek the higher rates offered on longer term certificates of deposit and other competitively priced deposit products.
Within the next year, $503.4 million in certificates of deposit are scheduled to mature. If interest rates continue to rise in 2005, these deposits could re-price upward based on WesBanco’s current rates at that time, which could impact the net interest margin if WesBanco decides to pursue these types of deposits over other types of deposit accounts, based on WesBanco’s liquidity needs. For 2005, WesBanco will continue its focus on deposit growth leading with lower cost transaction based accounts, as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS
TABLE 12: BORROWINGS

	June 30,	December 31,
(in thousands)	2005	2004	$ Change	% Change
Borrowings
Federal Home Loan Bank Borrowings	$ 673,183	$ 599,411	$ 73,772	12.3%
Other borrowings	226,417	200,513	25,904	12.9%
Junior subordinated debt	87,638	72,174	15,464	21.4%
Total borrowings	$ 987,238	$ 872,098	$ 115,140	13.2%

WesBanco is a member of the FHLB of Pittsburgh. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter-term wholesale borrowings. FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. The FHLB of Pittsburgh stock, which is recorded at cost of $48.0 million at June 30, 2005, is also pledged as collateral for these advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at June 30, 2005, which WesBanco is approved for collateralized advances, is $1.5 billion compared to $915.5 million at December 31, 2004.
At June 30, 2005, WesBanco had $673.2 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted average interest rate of 3.34%, compared to $599.4 million at December 31, 2004 with a weighted average interest rate of 3.31%. The increase was primarily due to the additional $119.3 million in net new FHLB of Cincinnati borrowings assumed in the Winton acquisition, less paydowns occurring since that time and as result of the loan sale in June 2005.
WesBanco’s FHLB borrowings have maturities ranging from the years 2005 to 2027. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter-term wholesale borrowings. WesBanco periodically analyzes overall maturities of its FHLB borrowings and may restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty.
Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $673.2 million outstanding at June 30, 2005, in FHLB of Pittsburgh convertible select fixed rate advances with a carrying value of $105.2 million and FHLB of Cincinnati convertible fixed rate advances with a carrying value of $91.3 million are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 8, "Federal Home Loan Bank Borrowings," of the Consolidated Financial Statements for additional information.

OTHER BORROWINGS
Other borrowings, which consist of federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan notes and a revolving line of credit, at June 30, 2005 were $226.4 million compared to $200.5 million at December 31, 2004. The increase was primarily due to an increase in the revolving line of credit as well as an increase in federal funds purchased.
The revolving line of credit is a senior obligation of the parent company for an initial two-year period subject to renewal from a large southeastern U.S.-based bank. WesBanco increased this line of credit in 2004 to $35.0 million and at June 30, 2005 had an outstanding balance of $12.5 million. The line has various performance covenants and other obligations, as amended in March 2005, which WesBanco was in compliance with at June 30, 2005, and depending on tangible capital has a rate between the one-month LIBOR plus 90 basis points and the one-month LIBOR plus 140 basis points, plus an unused line commitment fee of 12.5 basis points. WesBanco utilized $20.0 million of the revolving line of credit in January of 2005 to fund part of the cash portion of the Winton acquisition and to fund WesBanco’s current share repurchase program. WesBanco paid down the line of credit to a balance of $12.5 million by the end of the second quarter of 2005. Please refer to Note 9, "Other Borrowings," of the Consolidated Financial Statements for additional information.
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

CAPITAL RESOURCES
Shareholders' equity was $420.2 million at June 30, 2005 compared to $370.2 million at December 31, 2004. Book value was $18.82 per share at June 30, 2005 and $17.77 at December 31, 2004. The increase in total equity was due to the issuance of approximately 2.3 million shares of common stock, with an approximate value of $65.3 million, that was issued in conjunction with the Winton acquisition as well as current year earnings of $22.3 million. During the second quarter and first half of 2005, WesBanco also became more active in the repurchase of its common stock by purchasing nearly a million shares with a value of $27.5 million. In 2004, WesBanco was limited by SEC rules that reduce a company’s ability to repurchase it shares during periods of pending acquisitions. The increase in total equity was partially offset by the payment of $11.8 million in dividends and a $1.3 million change in comprehensive income. In March 2005, WesBanco’s Board of Directors authorized a new one million share repurchase plan, which began in April 2005 upon completion of the former one million share plan. In February 2005, WesBanco’s Board of Directors authorized the increase of its dividend from $0.25 per share, per quarter to $0.26 per share, a 4.0% increase. This dividend increase represented the twentieth consecutive year of dividend increases at WesBanco.
WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under Federal and State laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2005, the parent company may receive without prior regulatory approval a dividend of up to $12.3 million from the Bank. WesBanco and its banking subsidiary were categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act at June 30, 2005 and December 31, 2004. There are no conditions or events since June 30, 2005 that management believes have changed WesBanco's "well-capitalized" category. Please refer to Note 15, "Regulatory Matters," of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.
In addition, WesBanco’s parent company line of credit agreement requires the maintenance of a minimum tangible shareholders’ equity to tangible total assets of 5.75 % to 6.00% under certain conditions, and at June 30, 2005, such ratio was 6.24% compared to 7.29% at December 31, 2004. For this purpose, tangible shareholders’ equity excludes goodwill and other intangibles, with similar deductions from total assets. Please refer to Note 3, "Completed Business Combinations," of the Consolidated Financial Statements for more information on this acquisition.

LIQUIDITY RISK
Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco’s ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by WesBanco’s Asset/Liability Management Committee ("ALCO").
WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. Federal funds sold and U.S. Treasury and Federal Agency Securities maturing within three months are classified as secondary reserve assets. These secondary reserve assets, combined with the cash flows from the loan portfolio and the remaining sectors of the investment portfolio, and other sources, and are intended to adequately meet the liquidity requirements of WesBanco.
Securities are the principal source of liquidity in total assets. Securities totaled $1.1 billion at June 30, 2005, of which $690.5 million were classified as available for sale. At June 30, 2005, WesBanco had approximately $18.4 million in securities scheduled to mature within one year compared to $43.0 million for the same period in 2004. Additional cash flows may be anticipated from approximately $191.3 million in callable bonds, which have call dates within the next year, compared to $244.4 million at June 30, 2004.
At June 30, 2005, WesBanco had $359.4 million in investment securities in an unrealized loss position for less than 12 months and $254.4 million in investment securities in an unrealized loss position for more than 12 months. These securities in an unrealized loss position may not be available to meet WesBanco’s short-term liquidity needs if management indicates its ability and intent to hold such loss position securities for a period of time sufficient for recovery of cost. At June 30, 2005, WesBanco has $95.4 million of cash and cash equivalents, a portion of which may also serve as additional sources of liquidity.
Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.1 billion at June 30, 2005. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $503.4 million at June 30, 2005, which includes $175.9 million in certificates of deposit with balances of $100,000 or more. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. The available line of credit with the FHLB at June 30, 2005 approximated $1.5 billion. At June 30, 2005, WesBanco had unpledged securities with a book value of $500.6 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. During 2004, certain Member offices of the FHLB system experienced financial difficulty. Should WesBanco cease using FHLB advances due to weakness in that particular bank, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available for sale in order to maintain adequate levels of liquidity. The FHLB of Pittsburgh paid a dividend approximating 2.62% for the second quarter of 2005, up from 2.43% for the fourth quarter of 2004, which may indicate the FHLB of Pittsburgh’s improving financial strength.
The principal sources of the Parent Company’s liquidity are dividends from the Bank, the Parent’s investment security portfolio as well as a revolving line of credit with another bank. There are various legal limitations under Federal and State laws that limit the payment of dividends from the Bank to the Parent Company. As of June 30, 2005, the Parent Company may receive without prior regulatory approval a dividend of up to $12.3 million from the Bank. The available lines of credit with an independent commercial bank and the Bank totaled $38.5 million at June 30, 2005, with a total outstanding balance of $15.5 million as of June 30, 2005. In March of 2005, WesBanco issued $15.5 million in junior subordinated debt, which gave the parent company added liquidity to be used for general corporate purposes, which may include, among other things, share repurchases, potential acquisitions and for employee benefit plans.
At June 30, 2005, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $505.4 million compared to $431.3 million at the December 31, 2004. On a historical basis, only a small portion of these commitments will result in an outflow of funds.
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
WesBanco’s ALCO, comprised of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on assumptions, which change regularly as adjustments occur in the balance sheet and interest rates change. The key assumptions and strategies employed are analyzed regularly and reviewed by ALCO.
The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the earnings simulation model. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, "Net Interest Income Sensitivity," assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in modeling changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco could employ in response to changes in interest rates.
Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a 12-month period. Table 1, "Net Interest Income Sensitivity," shows WesBanco’s interest rate sensitivity at June 30, 2005 and December 31, 2004 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1: NET INTEREST INCOME SENSITIVITY
Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2005	December 31, 2004	Guidelines
+200	-3.79%	-3.83%	+/- 10.0%
+100	-0.61%	-0.11%	N/A
Flat	—	—	—
-100	-0.19%	-1.03%	N/A
-200	-1.84%	-4.96%	+/- 10.0%

With the federal funds rate at 3.25% at June 30, 2005 and interest rates directionally increasing, management believes that a decline of 200 basis points in rates is highly unlikely. The earnings simulation model projects that net interest income for the next 12-month period would decrease by approximately 0.61% and 3.79% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 0.19% and 1.84% if interest rates were to decline by 100 and 200 basis points, respectively. At June 30, 2005, WesBanco’s increased exposure to rising interest rates was impacted by assumptions on callable bonds and by a decrease in the interest sensitivity of the loan portfolio due to an increased amount of fixed rate residential real estate loans acquired from Winton and Western Ohio and by the shorter maturities of certificates of deposit and FHLB borrowings.
As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a 12-month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a 12-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 0.34% over the next 12-months.
WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at June 30, 2005 emphasized increasing asset sensitivity in anticipation of rising interest rates. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the level and possible prepayment of certain higher-cost FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At June 30, 2005, the notional value of the interest rate swap agreements was $82.3 million, compared to $87.4 million at December 31, 2004. Related market losses of $1.0 million, net of tax, at June 30, 2005 compared to a market loss of $1.5 million, net of tax, at December 31, 2004, are recorded in other comprehensive income.
Other strategies evaluated by ALCO include managing the level of WesBanco’s fixed rate residential real estate loans, the purchase of shorter term or variable rate residential real estate loan pools, additional sales of existing portfolio 15 and 30 year mortgages, shortening maturities in the securities portfolio, emphasizing lower cost transaction-based accounts, growth in intermediate and long-term certificate of deposit products, special premium savings accounts and attempting to maintain increased liquidity to fund loans while not fully reinvesting investment security proceeds from maturities, calls and repayments.

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
Changes in internal controls. Our CEO and our CFO have evaluated the changes to WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2005, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1: LEGAL PROCEEDINGS
On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168 (Broadwater), pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a predecessor action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that it has calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs have asserted that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case limited the class of plaintiffs to a group of approximately 37 individuals and granted partial summary judgment to significantly reduce the scope and extent of the case. The Court subsequently granted summary judgment in favor of WesBanco on the remaining claims on March 31, 2004, and the plaintiff appealed the decision to the Fourth Circuit Court of Appeals.
The Fourth Circuit Court of Appeals issued an opinion dated May 11, 2005, which reversed the District Court’s earlier grant of summary judgment on behalf of WesBanco, and remanded the case for further proceedings. The Appellate Court reversed the District Court’s ruling that res judicata and collateral estoppel are applicable under the circumstances which precluded the re-litigation of matters previously decided by the District Court in the earlier 1995 case involving the same pension plan. The remand will address certain issues identified by the Appellate Court for further determination. WesBanco continues to believe that it has meritorious defenses to the claims asserted by the plaintiffs in this proceeding.
On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. WesBanco's banking subsidiary made a loan to the plaintiff's company which became delinquent and the Bank recovered a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against WesBanco's banking subsidiary. The case is currently in its discovery phase. A second suit involving essentially the same issues was filed by another party involved in the ambulance service and this case is styled Ellis v. OVMC, et al., Civil Action NO. 03-C-578(G). This case has recently been consolidated with the Matesic case. The Bank does not believe that there is any merit to the allegations of the complaints in the consolidated cases and is vigorously defending the consolidated case.
On April 23, 2004, the Bank was served with a Complaint in a suit styled AUM Hospitality, et al. v. NTK Hotel Group, under Civil Action No. 04 CV H04 03681, presently pending in the Common Pleas Court of Franklin County, Ohio. This is a suit by current or former shareholders of a closely held corporation for fraudulent exercise of control over the corporation against a minority shareholder, David Patel, seeking damages against David Patel and others and seeking to set aside a $13,000,000 first mortgage on a Hampton Inn located in Downtown Columbus with another lender, as well as the Bank’s $1.3 Million second mortgage. The suit alleges that David Patel engaged in illegal conduct in exercising dominion and control over a corporation and that the mortgage instruments are invalid. The mortgage instruments secured funds for the construction of the Hampton Inn upon property owned by AUM Hospitality. The Bank has title insurance insuring its mortgage interest and the title insurance company has assumed the defense of the claim. The Bank believes that it has substantial defenses to the claim and that it also has recourse to the title insurance company with respect to coverage provided under the title insurance policy.
The Bank has also been involved in a case styled Copier Word Processing Supply, Inc. v. WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. The Circuit Court has applied a three year statute of limitations to the action and the plaintiff is seeking to extend the applicable statute and the question will be certified to the West Virginia Supreme Court for resolution.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of June 30, 2005, WesBanco has an active one million share stock repurchase plan, which was approved by the Board of Directors on March 17, 2005. All purchases under the previous one million share stock repurchase plan approved by the Board on April 17, 2003 were completed during the second quarter of 2005. The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.
The following table shows the activity in WesBanco’s stock repurchase plans for the six months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Activity for the April 17, 2003 authorized one million share repurchase plan
Balance at March 31, 2005				23,522
April 1, 2005 to April 30, 2005	23,522	$ 27.61	23,522	-
Total	23,522	$ 27.68	23,522	-

Activity for the March 31, 2005 authorized one million share repurchase plan
Balance at March 17, 2005				1,000,000
April 1, 2005 to April 30, 2005	44,178	$ 27.49	44,178	955,822
May 1, 2005 to May 31, 2005	190,022	29.05	190,022	765,800
June 1, 2005 to June 30, 2005	212,020	30.57	212,020	553,780
Total	446,220	$ 29.62	446,220	553,780

Total	469,742	$ 29.52	469,742	553,780

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5: OTHER INFORMATION
None

ITEM 6: EXHIBITS

10.1	Form of Amendment to WesBanco Bank, Inc. Salary Continuation Agreement

10.2	Form of Amended and Restated Change in Control Agreement

10.3	WesBanco Inc. Deferred Compensation Plan - For Directors and Eligible Employees

10.4	Form of Amended and Restated WesBanco Bank, Inc. Salary Continuation Agreement

10.5	Form of Amended and Restated WesBanco Bank, Inc. Salary Continuation Agreement - With Change in Control Provision

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: August 5, 2005	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: August 5, 2005	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer