Form 10-Q
period 2005-09-30
WESBANCO INC
filed 2005-11-04
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2005, there were 22,143,553 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

ITEM #	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2005 and 2004 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	6
	Notes to Consolidated Financial Statements	7 - 18

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 30

3	Quantitative and Qualitative Disclosures About Market Risk	30 - 31

4	Controls and Procedures	31 - 32

	PART II – OTHER INFORMATION
1	Legal Proceedings	32 - 33

2	Unregistered Sales of Equity Securities and Use of Proceeds	33

6	Exhibits	33

	Signatures	34

PART I - FINANCIAL INFORMATION

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(dollars in thousands, except per share amounts)	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$79,638	$93,611
Due from banks – interest bearing	1,622	3,446
Federal funds sold	-	-
Securities:
Held-to-maturity (fair values of $447,877 and $420,839, respectively)	438,665	406,862
Available-for-sale, at fair value	641,245	765,320
Total securities	1,079,910	1,172,182
Loans held for sale	5,563	3,169
Total portfolio loans, net of unearned income	2,930,203	2,485,366
Allowance for loan losses	(32,497)	(29,486)
Net portfolio loans	2,897,706	2,455,880
Premises and equipment, net	63,365	56,670
Accrued interest receivable	20,666	18,599
Goodwill	136,697	73,760
Core deposit intangibles, net	11,054	10,162
Cash surrender value of bank-owned life insurance	77,989	78,186
Other assets	48,225	45,734
Total Assets	$4,422,435	$4,011,399

LIABILITIES
Deposits:
Non-interest bearing demand	$356,705	$355,364
Interest bearing demand	330,203	312,080
Money market	481,999	587,523
Savings deposits	473,351	362,581
Certificates of deposit	1,397,045	1,108,386
Total deposits	3,039,303	2,725,934
Federal Home Loan Bank borrowings	636,634	599,411
Other short-term borrowings and federal funds purchased	207,665	200,513
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	72,174
Total borrowings	931,937	872,098
Accrued interest payable	8,268	6,903
Other liabilities	26,752	36,283
Total Liabilities	4,006,260	3,641,218

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 22,156,096 shares in 2005 and 20,837,469 shares in 2004	49,200	44,415
Capital surplus	121,276	61,451
Retained earnings	295,628	281,013
Treasury stock (1,459,763 and 481,879 shares, respectively, at cost)	(41,460)	(12,711)
Accumulated other comprehensive loss	(6,778)	(2,415)
Deferred benefits for directors and employees	(1,691)	(1,572)
Total Shareholders' Equity	416,175	370,181
Total Liabilities and Shareholders' Equity	$4,422,435	$4,011,399
See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Unaudited, dollars in thousands, except per share amounts)	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, including fees	$44,901	$31,219	$132,288	$88,001
Interest and dividends on securities:
Taxable	6,632	7,235	21,161	21,597
Tax-exempt	4,685	4,400	14,163	13,073
Total interest and dividends on securities	11,317	11,635	35,324	34,670
Federal funds sold	13	4	37	39
Total interest and dividend income	56,231	42,858	167,649	122,710
INTEREST EXPENSE
Interest bearing demand deposits	488	240	1,156	614
Money market deposits	2,451	2,457	7,660	7,104
Savings deposits	984	279	2,273	836
Certificates of deposit	11,164	6,933	31,142	19,930
Total interest expense on deposits	15,087	9,909	42,231	28,484
Federal Home Loan Bank borrowings	5,629	4,089	17,394	10,616
Other short-term borrowings and federal funds purchased	1,593	603	4,368	1,722
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,334	984	3,699	1,926
Total interest expense	23,643	15,585	67,692	42,748
NET INTEREST INCOME	32,588	27,273	99,957	79,962
Provision for loan losses	2,141	2,170	5,903	5,466
Net interest income after provision for loan losses	30,447	25,103	94,054	74,496
NON-INTEREST INCOME
Trust fees	3,541	2,981	10,767	9,722
Service charges on deposits	2,834	2,462	8,019	6,949
Bank-owned life insurance	736	695	2,130	2,116
Net securities gains	141	1,219	1,962	2,035
Net gains on sales of loans	498	66	832	212
Other income	2,090	1,848	5,601	5,090
Total non-interest income	9,840	9,271	29,311	26,124
NON-INTEREST EXPENSE
Salaries and wages	10,726	9,098	31,719	25,782
Employee benefits	3,694	2,778	11,125	8,567
Net occupancy	1,844	1,336	5,391	4,266
Equipment	2,018	1,897	6,412	5,551
Core deposit intangible amortization	665	382	2,013	956
Merger-related expenses	15	200	578	217
Restructuring expenses	952	-	952	-
Other operating expenses	7,749	6,482	24,095	19,415
Total non-interest expense	27,663	22,173	82,285	64,754
Income before provision for income taxes	12,624	12,201	41,080	35,866
Provision for income taxes	2,754	2,173	8,872	6,716
NET INCOME	$9,870	$10,028	$32,208	$29,150
Earnings per share - basic	$0.44	$0.50	$1.42	$1.47
Earnings per share - diluted	$0.44	$0.50	$1.42	$1.47
Average shares outstanding - basic	22,260,541	20,206,108	22,610,703	19,802,210
Average shares outstanding - diluted	22,320,674	20,256,465	22,664,922	19,854,885
Dividends declared per common share	$0.26	$0.25	$0.78	$0.75
See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, dollars in thousands, except per share amounts)

						Accumulated	Deferred
						Other	Benefits for
	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
January 1, 2004	19,741,464	$ 44,415	$ 52,900	$ 263,080	$ (38,383)	$ (1,864)	$ (1,712)	$ 318,436
Net income				29,150				29,150
Change in accumulated
other comprehensive income						29		29
Comprehensive income								29,179
Common dividends
declared ($0.75 per share)				(15,041)				(15,041)
Treasury shares purchased	(144,474)				(4,159)			(4,159)
Treasury shares sold	48,863		75		1,163			1,238
Shares issued for acquisition	1,177,753		8,131		28,326			36,457
Deferred benefits for directors – net							193	193
September 30, 2004	20,823,606	$ 44,415	$ 61,106	$ 277,189	$ (13,053)	$ (1,835)	$ (1,519)	$ 366,303

January 1, 2005	20,837,469	$ 44,415	$ 61,451	$ 281,013	$ (12,711)	$ (2,415)	$ (1,572)	$ 370,181
Net income				32,208				32,208
Change in accumulated
other comprehensive income						(4,363)		(4,363)
Comprehensive income								27,845
Common dividends
declared ($0.78 per share)				(17,593)				(17,593)
Treasury shares purchased	(1,149,191)				(32,967)			(32,967)
Treasury shares sold	171,307		(1,458)		4,218			2,760
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Tax benefit from employee benefit plans			744					744
Deferred benefits for directors – net							(119)	(119)
September 30, 2005	22,156,096	$49,200	$ 121,276	$ 295,628	$(41,460)	$ (6,778)	$ (1,691)	$ 416,175

There was no activity in Preferred Stock during the nine months ended September 30, 2005 and 2004.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited, in thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$32,208	$29,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,694	4,367
Net (accretion) amortization	(212)	2,489
Provision for loan losses	5,903	5,466
Net securities gains	(1,962)	(2,035)
Net gains on sales of loans	(832)	(212)
Tax benefit from employee benefit plans	744	-
Deferred income taxes	2,235	(1,731)
Decrease (increase) in cash surrender value of bank-owned life insurance	197	(2,104)
Loans originated for sale	(71,948)	(20,328)
Proceeds from the sale of loans originated for sale	70,288	19,529
Decrease (increase) in other assets and accrued interest receivable	6,139	(5,870)
(Decrease) in other liabilities and interest payable	(11,892)	(233)
Other – net	990	(400)
Net cash provided by operating activities	36,552	28,088

INVESTING ACTIVITIES:
Securities held to maturity:
Proceeds from maturities, prepayments and calls	21,595	55,852
Payments for purchases	(37,298)	(24,790)
Securities available for sale:
Proceeds from sales	125,128	130,507
Proceeds from maturities, prepayments and calls	195,318	164,239
Payments for purchases	(175,126)	(218,083)
Acquisition, net of cash paid	(37,817)	(26,756)
Sale of portfolio loans - net	66,791	-
Net increase in loans	(39,173)	(148,191)
Purchases of premises and equipment – net of disposals	(5,589)	(4,056)
Net cash provided by (used in) investing activities	113,829	(71,278)

FINANCING ACTIVITIES:
Net decrease in deposits	(45,002)	(35,225)
(Decrease) increase in Federal Home Loan Bank borrowings	(96,577)	88,578
Decrease in other short-term borrowings	(2,748)	(45,561)
Increase (decrease) in federal funds purchased	9,900	(10,000)
Proceeds from the issuance of junior subordinated debt owed to
unconsolidated subsidiary trusts	15,464	41,238
Dividends paid	(17,008)	(14,588)
Treasury shares purchased – net of issuances for benefit plans	(30,207)	(2,921)
Net cash (used in) provided by financing activities	(166,178)	21,521

Net decrease in cash and cash equivalents	(15,797)	(21,669)
Cash and cash equivalents at beginning of the period	97,057	108,210
Cash and cash equivalents at end of the period	$81,260	$86,541

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$65,710	$40,904
Income taxes paid	6,425	9,775
Transfers of loans to other real estate owned	931	907
Summary of business acquisition:
Fair value of tangible assets acquired	$547,643	$414,509
Fair value of core deposit intangible acquired	2,905	3,600
Fair value of liabilities assumed	(505,196)	(373,177)
Stock issued for the purchase of acquired company's common stock	(65,323)	(36,457)
Cash paid in the acquisition	(43,787)	(31,546)
Goodwill recognized	$(63,758)	$(23,071)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS: WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (the “Bank”), headquartered in Wheeling, West Virginia, operates through 85 banking offices, 1 loan production office and 124 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

BASIS OF PRESENTATION: The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of WesBanco’s 2004 Annual Report on Form 10-K. In the opinion of management, adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be or were attained for the entire year.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of WesBanco and those entities in which WesBanco has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.
WesBanco determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a voting interest entity is an entity in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. WesBanco consolidates voting interest entities in which it owns all, or at least a majority (generally, greater than 50%) of the voting interest. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has five wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III (collectively referred to as the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, these Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to such trusts (refer to Note 10, “Junior Subordinated Debt”) and the minority interest in the common stock issued by the trusts is shown on the Consolidated Balance Sheets of WesBanco.

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

BUSINESS COMBINATIONS: Business combinations are accounted for using the purchase method of accounting. Under the purchase method, the net assets of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of an acquired business are included in the income statement from the date of acquisition.

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

ALLOWANCE FOR LOAN LOSSES: In December 2003, the AICPA issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value without a related allowance for loan losses, or other valuation allowance, recorded at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. This statement is effective beginning January 1, 2005. Please see note 5, “Loans and the Allowance for Loan Losses,” of the Consolidated Financial Statements for additional information.

MORTGAGE SERVICING RIGHTS: Mortgage servicing rights (“MSR”) represent the right to service loans for third party investors. MSR are accounted for pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which requires that a company recognize a separate asset, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. MSR are recognized by the sale of mortgage loan(s) to a third party investor with the servicing rights retained by WesBanco. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to the third party investor and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income includes servicing fees received from the third party investors and certain charges collected from the borrowers. Originated MSR are recorded at allocated fair value at the time of the sale of the loans to the third party investor. MSR are amortized in proportion to and over the estimated period of net servicing income. MSR are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSR exceeds the estimated fair value of the MSR. In calculating the fair value of the MSR, the serviced loans are segregated into pools using, as pooling criteria, the loan term and the coupon rate. Individual impairment allowances for each pool are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the pool. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio as well as numerous assumptions including; servicing income and costs, market discount rates, prepayment speeds and other market driven data. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR, conversely, as interest rates rise; prepayments slow down generally resulting in an increase in the fair value of MSR. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions.

STOCK-BASED COMPENSATION: WesBanco accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” using the intrinsic value method. Under APB No. 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant.
During the quarter ended September 30, 2005, no stock options were granted by WesBanco’s Board of Directors. During the second quarter ended June 30, 2005, WesBanco’s Board of Directors approved a 116,500 share stock option grant to selected participants, including certain named executive officers, under WesBanco’s Key Executive Incentive Bonus and Option Plan, adopted and approved by the Board of Directors of WesBanco on February 19, 1998, (the “Incentive Plan”). The Incentive Plan was approved by the stockholders of WesBanco on April 15, 1998, and the stockholders approved an increase in the amount of stock available under the plan to 1,000,000 shares on April 18, 2001. The stock option grants were effective as of May 18, 2005, at a grant price of $29.16, which was the closing price of the stock on May 17, 2005. The options vest in three increments of one-third each year, with the first one-third vesting on December 31, 2005, the second one-third vesting on December 31, 2006 and the final one-third vesting on December 31, 2007, with each annual vesting based on WesBanco achieving certain earnings per share performance targets. If the options vest as scheduled, the options expire ten years from the date of grant, or May 18, 2015.
During the first quarter of 2005, WesBanco assumed 132,174 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Winton Financial Corporation (“Winton”) in conjunction with the January 3, 2005 merger at an average option price of $14.33 per share, for certain of the former key officers.
During the second quarter of 2004, WesBanco issued 63,000 stock options at an average option price of $26.60 per share and a fair value of $6.19 per share. These options were fully vested at December 31, 2004. During the third quarter of 2004, WesBanco assumed 35,995 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Western Ohio Financial Corporation (“Western Ohio”) in conjunction with the August 31, 2004 merger at an average option price of $16.93 per share, for certain of the former key officers.
As of September 30, 2005 and 2004, WesBanco’s unvested stock options were 116,500 and 166,823, respectively.
The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in each period:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands, except per share amounts)	2005	2004	2005	2004
Net income as reported	$ 9,870	$ 10,028	$ 32,208	$ 29,150
Stock based compensation expense included in reported net income - net of tax	(10)	-	-	-
Stock based compensation expense under fair value method - net of tax	78	(109)	-	(325)
Pro forma net income	$ 9,938	$ 9,919	$ 32,208	$ 28,825

Earnings per share as reported - basic	$ 0.44	$ 0.50	$ 1.42	$ 1.47
Earnings per share as reported - diluted	$ 0.44	$ 0.50	$ 1.42	$ 1.47

Pro forma earnings per share - basic	$ 0.44	$ 0.50	$ 1.42	$ 1.46
Pro forma earnings per share - diluted	$ 0.44	$ 0.49	$ 1.42	$ 1.45

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Nine Months Ended
	September 30,
	2005	2004
Weighted-average life	6 Years	6 Years
Risk-free interest rates	3.80%	4.16%
Dividend yield	3.65%	3.75%
Volatility factors	29.33	29.64
Fair value of the grants	$ 6.63	$ 6.19

Since the options granted in May 2005 only vest if certain performance targets are met, the fair value of each option was determined as if it was vested at the date of grant.  Compensation expense under the fair value method is based on the number of options expected to vest each year based on management’s best estimate of the probability that the underlying performance targets will be achieved. Accordingly, no compensation expense was recognized on these performance based stock option awards in the third quarter of 2005.

NEW ACCOUNTING STANDARDS: In December 2004 the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123-R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. WesBanco will be required to apply SFAS No. 123-R using one of two methods, the modified prospective method or restatement of previously issued financial statements. Under the modified prospective method, a company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under the second method, a company may restate previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS No. 123. WesBanco will apply the modified prospective method upon adopting SFAS No. 123-R. The adoption of this standard in 2006 is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.
In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123-R, and the disclosures in MD&A subsequent to the adoption. WesBanco will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123-R on January 1, 2006. The adoption of this standard in 2006 is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. There are no voluntary changes in accounting principles contemplated at this time and therefore the adoption of this standard in 2006 is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.

NOTE 2: EARNINGS PER SHARE
Earnings per share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands, except shares and per share amounts)	2005	2004	2005	2004
Numerator for both basic and diluted earnings per share:
Net Income	$ 9,870	$ 10,028	$ 32,208	$ 29,150

Denominator:
Total average basic common shares outstanding	22,260,541	20,206,108	22,610,703	19,802,210
Effect of dilutive stock options	60,133	50,357	54,219	52,675
Total diluted average common shares outstanding	22,320,674	20,256,465	22,664,922	19,854,885

Earnings per share - basic	$ 0.44	$ 0.50	$ 1.42	$ 1.47
Earnings per share - diluted	$ 0.44	$ 0.50	$ 1.42	$ 1.47

NOTE 3: COMPLETED BUSINESS COMBINATIONS
On January 3, 2005, WesBanco completed the acquisition of Winton and the merger of Winton’s subsidiary, Winton Savings and Loan Company, with and into the Bank. WesBanco and Winton entered into a definitive Agreement and Plan of Merger on August 25, 2004. Winton and its banking subsidiary operated through seven branch offices and two residential mortgage loan production offices in the Cincinnati, Ohio, metropolitan market at the time of acquisition, although the loan production offices have been subsequently closed. The primary reasons for the merger with Winton were for entry into new higher growth markets and to further expand WesBanco’s branch network in southwestern Ohio.
The aggregate purchase price for Winton was approximately $109.1 million and was consummated through the exchange of a combination of WesBanco common stock at a rate of 0.755 shares for 60% of Winton’s shares outstanding and $20.75 per share in cash for the remaining 40% of its stock. The acquisition was completed through the issuance of 2,296,511 shares of WesBanco newly issued common stock and the payment of $43.8 million in cash for stock and acquisition costs paid from WesBanco’s available cash of which $20.0 million was funded by a line of credit with an independent commercial bank.
WesBanco also paid $1.9 million for Winton’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $1.7 million in direct costs associated with the merger, of which $0.3 million remained unpaid at September 30, 2005. The direct merger costs included involuntary employee termination costs of $0.5 million along with legal, accounting advisory and conversion costs of $1.1 million and an additional $0.1 million in other costs. Winton recognized approximately $5.0 million in merger-related expenses, on a pre-tax basis, prior to the merger date. As of the date of the acquisition on January 3, 2005, Winton had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and shareholders’ equity of $49 million. WesBanco’s Consolidated Statement of Income includes the results of operations of Winton from the closing date of the acquisition.
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
The aggregate purchase price for the acquisition was approximately $67.9 million consummated through the exchange of a combination of WesBanco’s common stock and cash for Western Ohio common stock. For each share of Western Ohio common stock that a Western Ohio shareholder owned they received, at their election, either $35.00 in cash or 1.18 shares of WesBanco common stock, subject to certain limitations. The exchange was structured to be a 55% stock and 45% cash transaction. The purchase was funded through the issuance of 1,177,753 shares of WesBanco common shares held in treasury while the cash consideration totaling $28.6 million for the cash portion of the stock purchase was paid from WesBanco’s available cash, primarily from the issuance of junior subordinated debt in June of 2004. WesBanco also paid $1.6 million for Western Ohio’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $1.5 million in direct costs associated with the merger, of which $36 thousand remained accrued and unpaid at September 30, 2005. The direct merger costs included involuntary employee termination costs of $0.6 million along with legal, accounting advisory and conversion costs of $0.9 million. Western Ohio recognized approximately $1.8 million in merger-related expenses on a pre-tax basis, prior to the merger date. As of the date of the acquisition on August 31, 2004, Western Ohio had total assets of approximately $412 million, loans of $334 million, deposits of $255 million, borrowings of $111 million and shareholders’ equity of $44 million.
In conjunction with the Winton and Western Ohio mergers, WesBanco recorded goodwill of $63.8 million and $23.1 million, respectively, and core deposit intangibles of $2.9 million and $3.6 million, respectively. Goodwill and core deposit intangibles were allocated to WesBanco’s community banking segment. Under SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” a core deposit intangible is separated from goodwill and amortized over its estimated useful life. The Winton and Western Ohio core deposit intangibles each have weighted average useful lives of approximately 10 years. Goodwill, which is not subject to amortization and is not deductible for income tax purposes, is evaluated annually for possible impairment.
The following table presents pro forma combined results of operations of WesBanco, Western Ohio and Winton as if the business combinations had been completed as of the beginning of each respective period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands, except per share amounts)	2005	2004	2005	2004
Net Interest Income	$ 30,447	$ 33,561	$ 94,054	$ 101,134
Net Income	9,870	11,217	32,208	34,590

Pro forma earnings per share - basic	$ 0.44	$ 0.48	$ 1.42	$ 1.50
Pro forma earnings per share - diluted	$ 0.44	$ 0.48	$ 1.42	$ 1.50

The pro forma combined results of operations include net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the merger date. These adjustments have been consistently applied to each period presented in the above table. The pro forma information also includes merger-related expenses occurring after the date of the acquisition.

NOTE 4: SECURITIES
The following tables summarize amortized cost and fair values of held-to-maturity and available-for-sale securities:

	September 30,	December 31,
(Unaudited, dollars in thousands)	2005	2004
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	$ 392,058	$ 367,780
Other equity securities (1)	46,607	39,082
Total securities held-to-maturity	438,665	406,862

Securities available-for-sale (at fair value):
U.S. Treasury and Federal Agency securities	272,202	314,399
Obligations of states and political subdivisions	40,756	42,497
Mortgage-backed securities	316,934	397,341
Corporate and other securities (2)	11,353	11,083
Total securities available-for-sale	641,245	765,320
Total securities	$ 1,079,910	$ 1,172,182

(1) Other equity securities, classified as held-to-maturity at September 30, 2005 and December 31, 2004 consist primarily of Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2) Other securities, classified as available-for-sale, include certain equity interests in business corporations.

At September 30, 2005 and December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
Securities with par values aggregating $467.1 million and $439.9 million at September 30, 2005 and December 31, 2004, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available-for-sale securities were $10.2 million and $125.1 million for the quarter and nine months ended September 30, 2005, respectively, compared to $63.7 million and $130.5 million for the same periods in 2004.
For the nine months ended September 30, 2005, gross security gains on available-for-sale securities of $2.0 million and gross security losses on available-for-sale securities of $28 thousand were realized, compared to $2.1 million and $46 thousand, respectively, for the same period in 2004.
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2005 and December 31, 2004:

	September 30, 2005
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

U.S. Treasury and Federal Agency securities	$ 175,617	$ (1,867)	34	$ 92,697	$ (2,137)	22	$ 268,314	$ (4,004)	56
Obligations of states and political subdivisions	74,740	(704)	137	23,473	(770)	61	98,213	(1,474)	198
Mortgage-backed & other debt securities	179,144	(3,135)	57	134,949	(4,246)	51	314,093	(7,381)	108
Corporate securities	4,011	(71)	2	2,031	(52)	1	6,042	(123)	3
Total temporarily impaired securities	$ 433,512	$ (5,777)	230	$ 253,150	$ (7,205)	135	$ 686,662	$ (12,982)	365

	December 31, 2004
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

U.S. Treasury and Federal Agency securities	$ 172,225	$ (864)	38	$ 30,934	$ (534)	7	$ 203,159	$ (1,398)	45
Obligations of states and political subdivisions	25,594	(245)	47	18,031	(555)	51	43,625	(800)	98
Mortgage-backed & other debt securities	230,303	(2,084)	61	40,844	(932)	12	271,147	(3,016)	73
Corporate securities	4,182	(37)	2	-	-	-	4,182	(37)	2
Total temporarily impaired securities	$ 432,304	$ (3,230)	148	$ 89,809	$ (2,021)	70	$ 522,113	$ (5,251)	218

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
WesBanco does not believe any of its securities are impaired due to reasons of credit quality as none of its securities presented above represent securities that have had credit downgrades and all securities are paying principal and interest according to the contractual terms. WesBanco also has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time WesBanco will receive full value for the securities. Furthermore, management also has the ability and intent to hold the noted loss position securities classified as available-for-sale for a period of time sufficient for a recovery of cost. WesBanco believes the losses on all of the securities in an unrealized loss position at September 30, 2005 are temporary losses due to the securities having lower interest rates than current market interest rates. The difference in rates causes the securities fair value to fluctuate in response to prevailing market interest rates. None of the securities in an unrealized loss position at September 30, 2005 is in a non-investment grade category security. Accordingly, as of September 30, 2005, management believes the unrealized losses detailed above are temporary and no impairment loss has been recognized in the Consolidated Statements of Income.

NOTE 5: LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table is a summary of total loans:	September 30,	December 31,
(Unaudited, in thousands)	2005	2004
Commercial	$ 401,717	$ 409,904
Commercial real estate	1,119,853	898,140
Residential real estate	944,718	771,337
Home equity	179,631	148,486
Consumer	284,284	257,499
Total portfolio loans (1)	$ 2,930,203	$ 2,485,366
(1) Included in the above loan categories are net deferred loan fees of $4.9 million at September 30, 2005 and $5.1 million at December 31, 2004.

The following table represents changes in the allowance for loan losses:

	For the Nine Months Ended
	September 30,
(Unaudited, in thousands)	2005	2004
Balance, at beginning of period	$ 29,486	$ 26,235
Allowance for loan losses of acquired bank	1,947	2,071
Provision for loan losses	5,903	5,466

Charge-offs	(6,572)	(5,199)
Recoveries	1,733	1,121
Net loan charge-offs	(4,839)	(4,078)

Balance, at end of period	$ 32,497	$ 29,694

In conjunction with the Winton acquisition on January 3, 2005, WesBanco acquired loans approximating $482 million. Winton’s allowance for loan losses at the acquisition date was approximately $2.4 million. WesBanco applied the guidance required under SOP 03-3 and determined that certain loans acquired in the Winton acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. WesBanco determined that two commercial real estate loans totaling approximately $2.0 million were within the guidelines set forth under SOP 03-3. Accordingly, WesBanco recorded $1.9 million in carry-over allowance on loans not subject to SOP 03-3. The following table sets forth the information for the loans accounted for under SOP 03-3 as of September 30, 2005:

Cash Flows
	Contractually		Expected	Post-
	Required	Carrying	to be	Acquisition	Accretable
(Unaudited, in thousands)	Payments	Amount	Collected	Allowance	Yield
Balance at January 1, 2005	$ -	$ -	$ -	$ -	$ -
Additions	1,968	1,466	1,488	-	44
Disposals	-	-	-	-	-
Accretion	-	-	-	-	(22)
Balance at September 30, 2005	$ 1,968	$ 1,466	$ 1,488	$ -	$ 22

Due to the uncertainty surrounding the timing of the receipt of the cash flows expected to be collected, these loans were transferred to non-accrual status in the second quarter of 2005 and are no longer being accreted.

The following tables summarize loans classified as impaired:
	September 30,	December 31,
(Unaudited, in thousands)	2005	2004
Non-accrual loans	$ 9,812	$ 8,195
Renegotiated loans	-	-
Other impaired loans	7,822	7,078
Total non-performing loans and other impaired loans	$ 17,634	$ 15,273

	September 30,	December 31,
(Unaudited, in thousands)	2005	2004
Balance of impaired loans with no allocated allowance for loan losses	$ 7,565	$ 5,982
Balance of impaired loans with an allocated allowance for loan losses	10,069	9,291
Total impaired loans	$ 17,634	$ 15,273

Allowance for loan losses allocated to impaired loans	$ 2,381	$ 1,623

At September 30, 2005 and December 31, 2004, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 6: MORTGAGE SERVICING RIGHTS
At September 30, 2005 and December 31, 2004, WesBanco had approximately $1.9 million and $0.3 million of capitalized MSR, respectively, of which $0.7 million were due to the June 2005 sale of approximately $67.8 million of 1-4 family, fixed rate residential mortgage loans, from its existing loan portfolio, while $1.0 million were acquired in the January 3, 2005 Winton transaction and $0.3 million were acquired in the August 31, 2004 Western Ohio transaction. The fair value of the MSR at September 30, 2005 totaled $2.0 million, and a valuation allowance of $33 thousand was established in the third quarter of 2005 as the fair value of certain MSR pools that were below the book value. The fair value of the MSR at December 31, 2004 totaled $0.4 million, which exceeded the recorded value, thus no valuation allowance was established for the year ended December 31, 2004. WesBanco recorded amortization expense related to MSR totaling approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, compared to zero for the same periods in 2004.
As of September 30, 2005 and December 31, 2004, WesBanco serviced loans for others aggregating approximately $188.6 million and $39.2 million, respectively. Such loans are not included in the accompanying Consolidated Balance Sheets. At September 30, 2005 and December 31, 2004, WesBanco held custodial funds of $1.6 million and $0.1 million, respectively, relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

NOTE 7: GOODWILL AND CORE DEPOSIT INTANGIBLES
WesBanco’s Consolidated Balance Sheets include goodwill of $136.7 million at September 30, 2005 and $73.8 million at December 31, 2004. In 2005, WesBanco capitalized $63.8 million in goodwill and $2.9 million in core deposit intangibles in connection with the Winton acquisition which was allocated to WesBanco’s community banking segment. In 2004, WesBanco capitalized $23.1 million in goodwill and $3.6 million in core deposit intangibles in connection with the Western Ohio acquisition which was allocated to WesBanco’s community banking segment. Core deposit intangibles resulting from the Winton and Western Ohio acquisitions are being amortized over a weighted average useful life of approximately 10 years. Substantially all of the remaining goodwill and core deposit intangible relates to the 2002 acquisition of American Bancorporation (“American”). Amortization expense on core deposit intangibles for the three and nine months ended September 30, 2005 totaled $0.7 million and $2.0 million, respectively, compared to $0.4 million and $1.0 million for the same periods in 2004. Goodwill, which is not subject to amortization and is not deductible for income tax purposes, is evaluated annually in the fourth quarter for possible impairment. No impairment has been recognized to date.
The following table shows WesBanco’s capitalized core deposit intangible and the related accumulated amortization:

	September 30,	December 31,
(Unaudited, in thousands)	2005	2004
Gross carrying amount	$ 17,625	$ 14,720
Less: accumulated amortization	(6,571)	(4,558)
Net carrying amount	$ 11,054	$ 10,162

The following table shows WesBanco’s core deposit intangible amortization for the remainder of 2005 and for each of the next five years:

(Unaudited, in thousands)	Amount
Remainder of 2005	$ 654
2006	2,511
2007	2,360
2008	2,209
2009	1,139
2010	806

NOTE 8: FEDERAL HOME LOAN BANK BORROWINGS
WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances of the borrowings. At September 30, 2005 and December 31, 2004, WesBanco had FHLB borrowings of $636.6 million and $599.4 million, respectively, with a weighted average interest rate of 3.43% and 3.31%, at each respective period end. Included in WesBanco’s FHLB borrowings at September 30, 2005 are $183.6 million in FHLB of Cincinnati advances obtained in conjunction with the Winton and Western Ohio acquisitions, compared to $100.6 million at December 31, 2004. The terms of the security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $45.0 million at September 30, 2005 and $37.4 million at December 31, 2004 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2005 was approximately $1.2 billion compared to $915.5 million at December 31, 2004.
Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $636.6 million in total FHLB advances at September 30, 2005, convertible advances with a carrying value of $195.9 million are subject to conversion to a variable rate advance by the FHLB at various future dates and at various strike rates.
The following table summarizes the FHLB maturities at September 30, 2005 based on contractual dates and effective interest rates: (Unaudited, dollars in thousands)

	Scheduled	Weighted
Year	Maturity	Average Rate
Remainder of 2005	$ 56,016	2.99%
2006	184,663	2.98%
2007	162,044	3.28%
2008	66,341	3.21%
2009	87,422	4.18%
2010 and thereafter	80,148	4.42%
Total	$ 636,634	3.43%

NOTE 9: OTHER SHORT-TERM BORROWINGS AND FEDERAL FUNDS PURCHASED
Other borrowed funds are summarized as follows:

	September 30,	December 31,
(Unaudited, in thousands)	2005	2004
Federal funds purchased	$ 43,000	$ 33,100
Securities sold under agreements to repurchase	149,446	165,097
Treasury tax and loan notes and other	2,719	2,316
Revolving line of credit	12,500	-
Total	$ 207,665	$ 200,513

NOTE 10: JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS
In March 2005, WesBanco formed a wholly-owned trust subsidiary, WesBanco Capital Trust VI (“Trust VI”), under the laws of Delaware, by issuing $15.0 million in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due March 17, 2035, to a statutory trust which issued 15,000 shares of trust preferred securities with a total liquidation value of $15.0 million, based upon the debentures and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities, Trust VI issued 464 shares of common securities to WesBanco with a liquidation value of $0.5 million. The trust preferred securities were issued and sold in a private placement offering, as part of a pooled transaction.
As part of this transaction, WesBanco issued an aggregate principal amount of $15.5 million in fixed rate/floating rate junior subordinated deferrable interest debentures to Trust VI, with interest payable quarterly beginning in June 2005 at an initial rate of 6.37% for the first five years (“no call period”) and resetting quarterly beginning on March 17, 2010 at a rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.77%.
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
The Junior Subordinated Debentures are presented as a separate category of long-term debt on the Consolidated Balance Sheet. For regulatory purposes, the Federal Reserve Board currently allows bank holding companies to include trust preferred securities up to a certain limit of Tier 1 Capital. As of September 30, 2005, all of WesBanco’s outstanding Trust Preferred Securities are allowed to be included in the Tier 1 Capital calculation. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.
The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2005:
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

 (1) Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.
(2) Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.
(3) Fixed rate of 6.54% through December 17, 2005 and three-month LIBOR plus 2.65% thereafter, quarterly.
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

NOTE 11: PENSION PLAN
The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2005	2004	2005	2004
Service cost – benefits earned during year	$ 539	$ 515	$ 1,617	$ 1,545
Interest cost on projected benefit obligation	664	652	1,992	1,956
Expected return on plan assets	(830)	(729)	(2,490)	(2,187)
Net amortization and recognized loss	194	175	582	525
Net periodic pension cost	$ 567	$ 613	$ 1,701	$ 1,839

Cash Flows
The following table sets forth information about the expected cash flows for the pension plan: (Unaudited, in thousands)

Employer Contributions	Amount
2005	$ -

The minimum tax-deductible contribution is zero for 2005 and the maximum tax-deductible contribution is $5.3 million. It has not yet been determined by WesBanco if any amount above the minimum required contribution will be paid for 2005. If no contributions are made by year-end, the company anticipates it would be necessary to record an additional minimum liability in shareholders’ equity as part of other comprehensive income, which based on present assumptions, would approximate $2 to $3 million.

NOTE 12: INCOME TAXES
Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Unaudited)	2005	2004	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(12.9%)	(12.3%)	(11.9%)	(12.7%)
State income taxes, net of federal tax effect	1.3%	0.5%	1.0%	0.8%
Bank-owned life insurance	(0.7%)	(2.0%)	(1.4%)	(2.1%)
All other – net	(0.9%)	(3.4%)	(1.1%)	(2.3%)
Effective tax rate	21.8%	17.8%	21.6%	18.7%

NOTE 13: COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2005	2004	2005	2004
Net Income	$ 9,870	$ 10,028	$ 32,208	$ 29,150
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	(5,528)	12,222	(6,649)	803
Related income tax (expense) benefit (1)	2,183	(4,828)	2,626	(317)
Net securities (gains) losses reclassified into earnings	(142)	(1,041)	(1,896)	(1,857)
Related income tax expense (benefit) (1)	56	411	749	733
Net effect on other comprehensive income for the period	(3,431)	6,764	(5,170)	(638)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	650	(303)	1,485	1,224
Related income tax (expense) benefit (1)	(257)	121	(587)	(483)
Net derivative (gains) losses reclassified into earnings	(22)	(39)	(79)	(122)
Related income tax expense (benefit) (1)	9	15	31	48
Net effect on other comprehensive income for the period	380	(206)	850	667

Minimum pension liability
Net change in minimum pension liability	-	-	(71)	-
Related income tax expense (benefit) (1)	-	-	28	-
Net effect on other comprehensive income for the period	-	-	(43)	-
Total change in other comprehensive income (loss)	(3,051)	6,558	(4,363)	29
Comprehensive income (loss)	$ 6,819	$ 16,586	$ 27,845	$ 29,179
(1) Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income for the nine months ended September 30, 2005 and 2004 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Minimum	Gains (Losses)	Instruments Used in
	Pension	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Liability	Available-for-Sale	Relationships	Total
Balance, January 1, 2004	$ -	$ 561	$ (2,425)	$ (1,864)
Period change, net of tax	-	(638)	667	29
Balance, September 30, 2004	$ -	$ (77)	$ (1,758)	$ (1,835)

Balance, January 1, 2005	$ -	$ (987)	$ (1,428)	$ (2,415)
Period change, net of tax	(43)	(5,170)	850	(4,363)
Balance, September 30, 2005	$ (43)	$ (6,157)	$ (578)	$ (6,778)

NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES
COMMITMENTS: In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments are recorded in other liabilities and were zero as of each of the periods ended September 30, 2005 and December 31, 2004.
Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $23.1 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.1 million and $0.1 million as of September 30, 2005 and December 31, 2004, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.
The following table presents total commitments and letters of credit outstanding:

	September 30,	December 31,
(Unaudited, in thousands)	2005	2004
Commitments to extend credit	$ 506,935	$ 431,324
Standby letters of credit	41,814	42,003

CONTINGENT LIABILITIES: WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position. Please see “Part II, Item 1. Legal Proceedings”, for additional information.

NOTE 15: REGULATORY MATTERS
WesBanco (the “Parent Company”) is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to WesBanco. Certain restrictions under Federal and State law exist regarding the ability of the Bank to pay dividends to WesBanco. Approval is required if total dividends declared by a bank subsidiary, in any calendar year, exceeds net profits for that year combined with its retained net profits for the preceding two years. In determining to what extent to pay dividends, a bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements.
WesBanco is subject to various regulatory capital requirements (risk-based capital ratios) administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on WesBanco’s financial results.
All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding unrealized gains and losses on securities available-for- sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and the Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at September 30, 2005 and December 31, 2004. There are no conditions or events since September 30, 2005 that management believes have changed WesBanco’s “well-capitalized” category.
In the ordinary course of business, WesBanco is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders, fund the current stock repurchase plan and to provide for other cash requirements. Federal and State banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. At September 30, 2005, the Bank could pay dividends of up to $11.1 million to WesBanco without prior regulatory approval and without adversely affecting its “well capitalized” status.
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

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum	Well	September 30, 2005		December 31, 2004
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 359,960	8.38%	$ 358,632	9.34%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	359,960	11.92%	358,632	13.43%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	392,587	13.01%	388,118	14.54%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	359,859	8.40%	319,577	8.35%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	359,859	11.98%	319,577	12.05%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	392,484	13.07%	349,061	13.16%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

 NOTE 16: BUSINESS SEGMENTS
WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.6 billion at September 30, 2005 and 2004, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.
Presented below are the Condensed Statements of Income for WesBanco’s business segments:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended September 30, 2005:
Interest income	$ 56,231	$ -	$ 56,231
Interest expense	23,643	-	23,643
Net interest income	32,588	-	32,588
Provision for loan losses	2,141	-	2,141
Net interest income after provision for loan losses	30,447	-	30,447
Non-interest income	6,300	3,540	9,840
Non-interest expense	25,655	2,008	27,663
Income before provision for income taxes	11,092	1,532	12,624
Provision for income taxes	2,141	613	2,754
Net income	$ 8,951	$ 919	$ 9,870

Goodwill and core deposit intangibles	$ 147,751	$ -	$ 147,751
Depreciation and amortization expense	2,044	20	2,064
Mortgage servicing rights	2,009	-	2,009
Net deferred tax assets	11,476	-	11,476
Total assets	$ 4,419,579	$ 2,856	$ 4,422,435

For the Three Months ended September 30, 2004:
Interest income	$ 42,858	$ -	$ 42,858
Interest expense	15,585	-	15,585
Net interest income	27,273	-	27,273
Provision for loan losses	2,170	-	2,170
Net interest income after provision for loan losses	25,103	-	25,103
Non-interest income	6,290	2,981	9,271
Non-interest expense	20,343	1,830	22,173
Income before provision for income taxes	11,050	1,151	12,201
Provision for income taxes	1,713	460	2,173
Net income	$ 9,337	$ 691	$ 10,028

Goodwill and core deposit intangibles	$ 85,341	$ -	$ 85,341
Depreciation and amortization expense	1,823	20	1,843
Mortgage servicing rights	450	-	450
Net deferred tax assets	14,231	-	14,231
Total assets	$ 3,900,217	$ 2,434	$ 3,902,651

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated
For the Nine Months ended September 30, 2005:
Interest income	$ 167,649	$ -	$ 167,649
Interest expense	67,692	-	67,692
Net interest income	99,957	-	99,957
Provision for loan losses	5,903	-	5,903
Net interest income after provision for loan losses	94,054	-	94,054
Non-interest income	18,544	10,767	29,311
Non-interest expense	75,838	6,447	82,285
Income before provision for income taxes	36,760	4,320	41,080
Provision for income taxes	7,144	1,728	8,872
Net income	$ 29,616	$ 2,592	$ 32,208

Goodwill and core deposit intangibles	$ 147,751	$ -	$ 147,751
Depreciation and amortization expense	6,625	58	6,683
Mortgage servicing rights	2,009	-	2,009
Net deferred tax assets	11,476	-	11,476
Total assets	$ 4,419,579	$ 2,856	$ 4,422,435

For the Nine Months ended September 30, 2004:
Interest income	$ 122,710	$ -	$ 122,710
Interest expense	42,748	-	42,748
Net interest income	79,962	-	79,962
Provision for loan losses	5,466	-	5,466
Net interest income after provision for loan losses	74,496	-	74,496
Non-interest income	16,402	9,722	26,124
Non-interest expense	58,877	5,877	64,754
Income before provision for income taxes	32,021	3,845	35,866
Provision for income taxes	5,178	1,538	6,716
Net income	$ 26,843	$ 2,307	$ 29,150

Goodwill and core deposit intangibles	$ 85,341	$ -	$ 85,341
Depreciation and amortization expense	5,215	64	5,279
Mortgage servicing rights	450	-	450
Net deferred tax assets	14,231	-	14,231
Total assets	$ 3,900,217	$ 2,434	$ 3,902,651

NOTE 17: RESTRUCTURING COSTS
On September 27, 2005, WesBanco announced the restructuring of certain business lines, which resulted in a reduction in its workforce of approximately 76 positions. Approximately 37 positions have been eliminated through layoffs and the closing of a loan production office, with the remaining positions to be reduced through attrition. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” WesBanco recorded a one-time pre-tax charge of approximately $1.0 million in severance costs in the third quarter of 2005, all of which is anticipated to be paid out by mid-fourth quarter 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS
Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2004, as well as the Form 10-Q for the prior quarter ended June 30, 2005 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under the section “Risk Factors.” Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation; the expected cost savings and any revenue synergies from the mergers may not be fully realized within the expected timeframes; disruption from the mergers may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2005 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2004 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EXECUTIVE OVERVIEW
WesBanco is a multi-state bank holding company operating at quarter-end through 85 banking offices, 1 loan production office and 124 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment influence upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.
In September 2005, WesBanco announced the sale of 4 branch offices located in Ritchie County, WV, which is scheduled to be consummated in early 2006. WesBanco also closed a loan production office and restructured certain business lines which resulted in the immediate reduction of its workforce through layoffs and provided for additional staff reductions through attrition. New banking centers are planned for Wheeling, WV, and in the Columbus, OH suburbs of Reynoldsburg and Bexley. WesBanco will also consolidate five existing banking centers into just two locations through new structures that are to be built in Barnesville, OH and Marietta, OH.
WesBanco’s results of operations are primarily dependent on its net interest income, which is the difference between the interest that WesBanco earns on its loans and investments and the interest expense it pays on its deposits and borrowings. For the nine months ended September 30, 2005, WesBanco’s net interest income grew primarily due to the Winton and Western Ohio acquisitions. The increase in net interest income was partially offset by a decline in the net interest margin caused by higher borrowing costs, increasing deposit rates as well as a change in WesBanco’s deposit funding mix due to the acquired deposits and other borrowings of Winton and Western Ohio, which are more heavily weighted towards higher costing certificates of deposit and to a lesser extent, Federal Home Loan Bank (“FHLB”) borrowings.
Total average loans increased primarily because of the Winton and Western Ohio acquisitions coupled with strong organic growth throughout 2004 and the first half of 2005.  While loans grew at a slower pace in the third quarter of 2005 compared to previous sequential quarters as a result of the sale of residential mortgage loans in the second quarter of 2005 and implementation of risk reduction strategies that reduced loan balances, WesBanco remains focused on cultivating new opportunities in commercial and commercial real estate lending in those of its markets that are experiencing economic growth and expansion.
Total average investment securities for the nine months ended September 30, 2005 had no significant change as compared to the same period in 2004, with the period balance at September 30, 2005 down approximately $92 million since year end 2004 due to WesBanco redirecting investment cash flows into loans and maturing borrowings. Cash flows showed a slight decrease due to a slowing of pay downs received on mortgage-backed securities. The levels of investment sales for 2005 were comparable to 2004, with the first half of 2005 having higher sales due to the repositioning of the acquired Winton investment portfolio.
Total average deposits increased since year end 2004, primarily due to the Winton acquisition. The average cost of deposits has continued to increase throughout 2005 and was also impacted by the acquired institutions containing a higher percentage of certificates of deposits, which are generally a more expensive category of deposits. Also influencing the cost of deposits was the normal repricing of certificates of deposit to current market rates and certain higher-tiered money market accounts tied to the prime rate index, as well as the overall increase in the competition’s deposit product rates. Throughout 2004, more emphasis was placed on lower interest cost transaction accounts, with a new campaign to market WesBanco’s free checking products and certain competitive special certificates of deposit offerings. WesBanco is continuing with this strategy in 2005, while also ensuring the competitiveness of its certificates of deposits and savings product offerings.

RESULTS OF OPERATIONS
EARNINGS SUMMARY
WesBanco’s net income for the quarter ended September 30, 2005 was $9.9 million or $0.44 per diluted share compared to $10.0 million or $0.50 per diluted share in 2004. The third quarter of 2005 included a pre-tax charge of approximately $1.0 million, or $0.03 after-tax per diluted share, relating to the previously announced restructuring of certain business lines. WesBanco’s net income for the nine months ended September 30, 2005 was $32.2 million or $1.42 per diluted share compared to $29.2 million or $1.47 per diluted share in 2004. The 2005 third quarter and year to date results include Winton Financial Corporation (“Winton”), a $550 million thrift institution acquired on January 3, 2005 and Western Ohio Financial Corporation (“Western Ohio”), a $400 million savings bank acquired on August 31, 2004. The third quarter of 2004 includes one month of Western Ohio’s results of operations. Please refer to Note 3, “Completed Business Combinations” of the Consolidated Financial Statements for additional information on the acquisitions. For the third quarter and nine months ended September 30, 2005, WesBanco’s financial performance was highlighted by growth in most categories of net interest income and non-interest income. These positive factors were partially offset by an overall increase in interest expense due to additional interest bearing liabilities and higher operating expenses primarily from an increase in salaries, wages, and employee benefit expense, the incremental costs associated with the additional branch structure from the Winton acquisition and acquisition related expenses, as well as the expenses related to the restructuring. For these reasons and due to a higher share count from acquisitions, earnings per share were lower.
Annualized return on average assets was 0.88% and 0.95% for the third quarter and nine months ended September 30, 2005, respectively, compared to 1.10% and 1.12% for the corresponding periods in 2004. Annualized return on equity was 9.35% and 10.14% for the third quarter and nine months ended September 30, 2005, compared to 11.88% and 11.97% for the same periods in 2004. These ratios have been negatively impacted due to the less profitable nature of the acquired thrifts’ balance sheets and acquisition and restructuring related expenses.

NET INTEREST INCOME
TABLE 1: NET INTEREST INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(dollars in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Net Interest Income
Interest income	$ 56,231	$ 42,858	$ 13,373	31.2%	$ 167,649	$ 122,710	$ 44,939	36.6%
Interest expense	23,643	15,585	8,058	51.7%	67,692	42,748	24,944	58.4%
Total net interest income	$ 32,588	$ 27,273	$ 5,315	19.5%	$ 99,957	$ 79,962	$ 19,995	25.0%

Net interest income, which is WesBanco’s major revenue source, is the difference between interest income received by WesBanco on its earning assets (loans, securities and federal funds sold) and interest expense paid by WesBanco on its liabilities (deposits, short term and long term borrowings). Net interest income, which comprised 77.3% of total net revenues for nine months ended September 30, 2005 compared to 75.4% for 2004, is affected by the general level of, and changes in, interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the continued repricing of those assets and liabilities.
Net interest income increased for the three and nine month periods ended September 30, 2005, due to a $684.2 million and $909.7 million increase in average earning assets, respectively, compared to the same periods in 2004, with the majority of the increase attributable to the Winton and Western Ohio acquisitions and to a lesser extent, organic growth in the loan portfolio. For the same periods, the increase in average earnings assets was offset by an increase in average interest bearing liabilities primarily from the two acquisitions. .
The net interest margin was 3.46% and 3.49% for the three months and nine months ended September 30, 2005, respectively, compared to 3.52% and 3.63% for the same periods in 2004. The decrease in net interest margin for 2005 was primarily the result of a higher cost of funds due to funding costs increasing faster than the rates earned on loans and investment securities. Also affecting the net interest margin were the acquired assets of Winton and Western Ohio, which had net interest margins approximating between 2.90% and 3.00% after purchase accounting adjustments. The anticipated increase in market rates over the remainder of the year and into early 2006, as well as other competitive factors may result in a tightening margin over the near term.
Interest income increased for the three and nine months ended September 30, 2005, due to an increase in average earning assets for both periods as compared to the same periods in 2004, with the majority of the increase attributable to the Winton and Western Ohio acquisitions, and to a lesser extent, growth of commercial and commercial real estate loans. As shown in Table 2, the yield on average earning assets for the three and nine months ended September 30, 2005 increased by 41 and 29 basis points, respectively, compared to the yields for the same periods in 2004. The average yield for the loan portfolio increased to 6.08% for the three months ended September 30, 2005 compared to 5.64% for the same period in 2004 and on a year to date basis, increased to 5.99% from 5.77% for 2004.
Interest expense increased for the three and nine months ended September 30, 2005 compared to 2004, due to an increase in average interest bearing liabilities for both periods in 2005 with the amounts corresponding to the approximate rise in average earning assets. The majority of the increase was attributable to the Winton and Western Ohio acquisitions. As shown in Table 2, the average rate paid on interest bearing liabilities for the three and nine months ended September 30, 2005 increased by 47 and 41 basis points, respectively, compared to the yields for the same periods in 2004. The increase in rates paid on interest bearing liabilities was primarily due to the acquired institutions having a larger percentage of higher rate certificates of deposits, as well as money market account rates tied to a percentage of the prime rate, which has increased 200 basis points since the third quarter of 2004.
WesBanco has seen a shift by certain customers out of money market accounts into more competitively priced deposit products offered in the market, including our own certificate of deposit and savings account offerings. Also impacting interest expense for the three and nine months ended September 30, 2005 was an overall increase in borrowed funds, primarily due to the additional longer term FHLB borrowings obtained in the Winton and Western Ohio acquisitions as well as an increase in the amount of junior subordinated debt, which was issued to assist in the funding of both acquisitions. Within the next year, $695.3 million in certificates of deposit and $226.7 million in Federal Home Loan Bank borrowings are scheduled to mature. If interest rates continue to increase, these deposits and borrowings, as well as certain core deposits, such as interest bearing checking, money market accounts and savings accounts, could re-price upward based on WesBanco’s current market rates.

TABLE 2: AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate
ASSETS
Due from banks - interest bearing	$ 2,413	3.62%	$ 2,760	1.15%	$ 4,577	1.64%	$ 2,690	0.95%
Loans, net of unearned income(1)	2,931,165	6.08%	2,200,181	5.64%	2,952,946	5.99%	2,037,278	5.77%
Securities: (2)
Taxable	685,244	3.88%	773,502	3.68%	729,328	3.88%	779,799	3.69%
Tax-exempt (3)	423,286	6.81%	381,672	7.09%	422,644	6.87%	376,382	7.12%
Total securities	1,108,530	4.99%	1,155,174	4.81%	1,151,972	4.97%	1,156,181	4.81%
Federal funds sold	1,522	3.39%	1,266	1.01%	1,729	2.85%	5,355	0.97%
Total earning assets (3)	4,043,630	5.78%	3,359,381	5.37%	4,111,224	5.70%	3,201,504	5.41%
Other assets	401,464		258,981		403,849		269,183
Total Assets	$ 4,445,094		$ 3,618,362		$ 4,515,073		$ 3,470,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 328,441	0.59%	$ 296,209	0.32%	$ 329,723	0.47%	$ 294,005	0.28%
Money market accounts	499,088	1.95%	572,630	1.71%	543,968	1.88%	565,111	1.68%
Savings deposits	470,014	0.83%	354,793	0.31%	454,725	0.67%	354,140	0.32%
Certificates of deposit	1,390,833	3.18%	972,452	2.84%	1,373,515	3.03%	943,311	2.82%
Total interest bearing deposits	2,688,376	2.23%	2,196,084	1.80%	2,701,931	2.09%	2,156,567	1.76%
Federal Home Loan Bank borrowings	648,272	3.44%	482,549	3.37%	687,471	3.38%	411,716	3.44%
Other borrowings	197,049	3.21%	175,905	1.36%	216,065	2.70%	177,316	1.30%
Junior subordinated debt	87,638	6.04%	72,174	5.42%	83,333	5.93%	46,886	5.49%
Total interest bearing liabilities	3,621,335	2.59%	2,926,712	2.12%	3,688,800	2.45%	2,792,485	2.04%
Non-interest bearing
demand deposits	371,412		324,542		367,787		320,667
Other liabilities	33,339		31,295		34,000		32,216
Shareholders' Equity	419,008		335,813		424,486		325,319
Total Liabilities and
Shareholders’ Equity	$ 4,445,094		$ 3,618,362		$ 4,515,073		$ 3,470,687

Net interest spread		3.19%		3.25%		3.25%		3.37%
Taxable equivalent net interest margin (3)		3.46%		3.52%		3.49%		3.63%
(1) Total loans are gross of allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $1.0 million and $2.8 million for the three and nine months ended September 30, 2005, respectively and $0.7 million and $2.1 million for the same periods in 2004.

(2) Average yields on securities available-for-sale have been calculated based on amortized cost.

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

TABLE 3: RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared to September 30, 2004			Compared to September 30, 2004
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ (29)	$ 50	$ 21	$ 16	$ 16	$ 32
Loans, net of unearned income	11,092	2,590	13,682	40,830	3,457	44,287
Taxable securities	(8,828)	8,225	(603)	(2,435)	1,999	(436)
Tax-exempt securities (2)	6,466	(6,181)	285	2,778	(1,688)	1,090
Federal funds sold	1	9	10	(70)	68	(2)
Total interest income change (2)	8,702	4,693	13,395	41,119	3,852	44,971

Increase (decrease) in interest expense:
Interest bearing demand deposits	28	220	248	83	459	542
Money market accounts	(5,196)	5,190	(6)	(593)	1,149	556
Savings deposits	114	591	705	297	1,140	1,437
Certificates of deposit	3,300	931	4,231	9,629	1,583	11,212
Federal Home Loan Bank borrowings	1,446	94	1,540	7,228	(450)	6,778
Other borrowings	80	910	990	446	2,200	2,646
Junior subordinated debt	228	122	350	1,606	167	1,773
Total interest expense change	-	8,058	8,058	18,696	6,248	24,944

Net interest income increase(decrease) (2)	$ 8,702	$ (3,365)	$ 5,337	$ 22,423	$ (2,396)	$ 20,027
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

PROVISION FOR LOAN LOSSES
The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $2.1 million and $5.9 million for the three and nine months ended September 30, 2005, respectively, compared to $2.2 million and $5.5 million for the same periods in 2004. The increase on a year to date basis for 2005, compared to the same periods in 2004, was due to higher expected losses anticipated in consumer loans due to an increase in consumer bankruptcies as individuals filed in advance of new bankruptcy laws which became effective October 17, 2005. The allowance for loan losses as a percentage of total loans was 1.11% at September 30, 2005, down from 1.23% at September 30, 2004, due to the acquired institutions having lower allowance percentages and different portfolio composition than WesBanco as of the acquisition dates.

NON-INTEREST INCOME
TABLE 4: NON-INTEREST INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(dollars in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Non-Interest Income
Trust fees	$ 3,541	$ 2,981	$ 560	18.8%	$ 10,767	$ 9,722	$ 1,045	10.7%
Service charges on deposits	2,834	2,462	372	15.1%	8,019	6,949	1,070	15.4%
Bank-owned life insurance	736	695	41	5.9%	2,130	2,116	14	0.7%
Net securities gains	141	1,219	(1,078)	-88.4%	1,962	2,035	(73)	-3.6%
Net gains on sales of loans	498	66	432	654.5%	832	212	620	292.5%
Other income	2,090	1,848	242	13.1%	5,601	5,090	511	10.0%
Total non-interest income	$ 9,840	$ 9,271	$ 569	6.1%	$ 29,311	$ 26,124	$ 3,187	12.2%

Non-interest income is a significant source of revenue and plays an important part in WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which it views as a vital component of its strategy for retaining and attracting customers, as well as providing additional non-interest income to WesBanco.
The increase in trust fees in 2005 was primarily due to WesBanco replacing certain low fee custodial accounts with higher revenue services and corresponding relationships, as well an increase in the number of new accounts from new business development and the implementation of a new fee schedule. The market value of trust assets was $2.6 billion at September 30, 2005 and September 30, 2004, respectively.
Service charges on deposit accounts increased due to growth in deposit accounts primarily from the Winton and Western Ohio acquisitions and to a lesser extent adjustments in the fee schedule. WesBanco intends to enhance its existing overdraft service charge product in the fourth quarter of 2005, in order to increase service charge revenue.
Net securities gains were lower for the third quarter and on a year to date basis for 2005, compared to the same periods in 2004. Net securities gains on a year to date basis for 2005 were impacted by the gain on the disposition of an equity security obtained in the Winton acquisition. In the third quarter of 2004, net securities gains were higher due to the sale of certain equity securities resulting in a $0.8 million gain.
Other income increased primarily due to the increase in Automated Teller Machine (“ATM”) income and debit card interchange income due to additional cards issued during special promotions in 2004, as well as increased customer use of ATM’s and debit cards. For the third quarter and nine months ended September 30, 2005, WesBanco sold $27.7 million and $70.3 million, respectively, in loans to the secondary market compared to $7.9 million and $19.5 million for the same periods in 2004. The higher volume for 2005 reflects the additional secondary mortgage loan operation obtained in the Winton acquisition, which generated additional loan sales to the secondary market. In June 2005, WesBanco sold approximately $67.8 million of 1-4 family, fixed rate residential real estate loans, with mortgage servicing rights retained, from its existing loan portfolio, at no significant gain or loss. The sale was completed in order to reduce exposure to potential rising interest rates and to improve the company’s asset/liability position.

NON-INTEREST EXPENSE
TABLE 5: NON-INTEREST EXPENSE

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(dollars in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Non-Interest Expense
Salaries and wages	$ 10,726	$ 9,098	$ 1,628	17.9%	$ 31,719	$ 25,782	$ 5,937	23.0%
Employee benefits	3,694	2,778	916	33.0%	11,125	8,567	2,558	29.9%
Net occupancy	1,844	1,336	508	38.0%	5,391	4,266	1,125	26.4%
Equipment	2,018	1,897	121	6.4%	6,412	5,551	861	15.5%
Core deposit intangible	665	382	283	74.1%	2,013	956	1,057	110.6%
Merger-related expenses	15	200	(185)	-92.5%	578	217	361	166.4%
Restructuring expenses	952	-	952	100.0%	952	-	952	100.0%
Other operating	7,749	6,482	1,267	19.5%	24,095	19,415	4,680	24.1%
Total non-interest expense	$ 27,663	$ 22,173	$ 5,490	24.8%	$ 82,285	$ 64,754	$ 17,531	27.1%

Efficiency ratio	61.54%	56.98%			60.11%	57.24%

The increase in salaries and wages for the third quarter and nine months ended September 30, 2005, compared to 2004, was primarily due to the number of full-time equivalent (“FTE”) employees increasing from 1,229 at September 30, 2004 to 1,254 at September 30, 2005, with the average FTE count for 2005 exceeding 1,300 for most of the year. The increase in staffing was attributable to the Winton and Western Ohio acquisitions, and to a lesser extent additional staffing in certain key areas. In addition, salaries and wages were impacted by normal annual salary increases, which take effect mid-year, as well as additional production-related incentive compensation for employees meeting certain sales production goals, primarily in commercial and mortgage lending.
Employee benefit costs for both the third quarter and nine months ended September 30, 2005 increased primarily from higher FTE counts as well as continued increases in health insurance premiums. Health insurance expense for the third quarter and nine months ended September 30, 2005 increased $0.4 million or 48.8% and $1.3 million or 44.6%, respectively, over the same periods in 2004, primarily due to higher insurance premiums and an increase in the number of employees. Also contributing to the increase in employee benefit costs in 2005 is the corresponding rise in payroll taxes related to the increase in salary and wages. For both periods in 2005, WesBanco’s 401(k) expense increased $0.2 million or 155.5% and $0.6 million or 163.6% compared to the same periods in 2004 due to an increase in the match provided by the company and the increase in the number of full-time equivalent employees.
WesBanco’s net occupancy expense, which is comprised mainly of utility costs, office rental, general repairs and maintenance, maintenance agreements and depreciation expense for the third quarter and nine months ended September 30, 2005, increased over the same periods in 2004 primarily due to the increase in the number of branches from the Winton and Western Ohio acquisitions and the opening of one new branch in western Pennsylvania late in 2004 and two loan production offices, one of which was closed as part of the restructuring.
WesBanco equipment expense, which is comprised of equipment depreciation, rental, repairs and maintenance, and service agreements for both the third quarter and nine months ended September 30, 2005, increased over the same periods in 2004 primarily due to an increase in service agreement expense, higher depreciation expense and building lease expense from the Winton and Western Ohio acquisitions. WesBanco opted to have certain computer systems and ATM equipment covered by service agreements. Depreciation expense and building rental expense increased due to the additional 14 branches from the two acquisitions.
WesBanco’s core deposit intangible expense represents the amortization of the capitalized core deposit intangible. The increase in core deposit intangible expense was primarily due to the 2005 Winton acquisition and 2004 Western Ohio acquisition, which added an additional $1.0 million in expense to this category for 2005. Please refer to Note 7, “Goodwill and Core Deposit Intangibles,” of the Consolidated Financial Statements for more information.
Relative to the merger-related expenses recorded in 2005, nearly all of the expense represents the costs related to the Winton acquisition while the 2004 expense is comprised of expenses from the Western Ohio acquisition. WesBanco recorded approximately $0.6 million in merger-related expenses on a year to date basis for 2005 from the Winton acquisition, with a minimal amount impacting the third quarter of 2005. Cost savings related to the Winton acquisition commenced in March 2005 and are expected to be fully realized by the end of 2005.
Late in the third quarter of 2005, WesBanco restructured certain business lines which will result in the reduction of its workforce through layoffs and attrition. Included in the third quarter and nine month 2005 results was a pre-tax charge of approximately $1.0 million in severance payouts and related payroll taxes and health care costs relating to the restructuring. The staff reductions resulting from the third quarter restructuring had a minimal impact on non-interest expenses for the quarter. The restructuring is anticipated to reduce certain non-interest expenses, primarily salaries and employee benefits, beginning in the fourth quarter of 2005 and is expected to result in cost savings of approximately $2.5 million in 2006.
For the third quarter and nine months ended September 30, 2005, other operating expense increased in several key areas, due primarily to the additional branch network from the Winton and Western Ohio acquisitions, which caused a rise in nearly all expense categories within other operating expenses. One of the largest increases was in telecommunications expense, which increased $0.4 million or 74.4% and $0.9 million or 56.4%, for the third quarter and on a year to date basis for 2005, respectively, compared to the same periods in 2004 primarily from increased local, long distance and leased telephone lines due to the expanded branch structure. WesBanco has taken steps to reduce telecommunications expense and anticipates cost savings in this area to begin early in 2006.
For the same periods, professional fees increased $0.3 million and $0.8 million due to additional costs from outside consultants and audit fee increases. Other taxes for the third quarter and on a year to date basis for 2005, increased $0.4 million and $0.9 million, respectively, compared to 2004, primarily due to an increase in corporate franchise taxes based on the total capital of the company which increased due to the acquisitions.

INCOME TAXES
The provision for income taxes for the third quarter of 2005 increased $0.6 million or 26.7% compared to 2004, and on a year to date basis for 2005, increased $2.2 million or 32.1% compared to 2004. The increase for both periods in 2005, compared to the same periods in 2004 was primarily due to an increase in pretax income and to a lesser extent, the Winton and Western Ohio acquisitions which both had effective tax rates approximating 33% prior to the respective merger. For the third quarter of 2005, the effective tax rate was 21.8% compared to 17.8% for the same period in 2004, while on a year to date basis for 2005, it was 21.6% compared to 18.7% for the same period in 2004. For the remainder of 2005 WesBanco anticipates the effective tax rate to approximate 21.3%.

FINANCIAL CONDITION
Total assets of WesBanco were $4.4 billion as of September 30, 2005, an increase of $411.0 million or 10.2% compared to December 31, 2004. Total liabilities of WesBanco were $4.0 billion as of September 30, 2005, an increase of $365.0 million or 10.0% compared to December 31, 2004. The increases were primarily due to the acquisition of Winton on January 3, 2005, which had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and equity of $49 million.

SECURITIES
TABLE 6: COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	$ 392,058	$ 367,780	$ 24,278	6.6%
Other equity securities (2)	46,607	39,082	7,525	19.3%
Total securities held-to-maturity	438,665	406,862	31,803	7.8%

Securities available-for-sale (at fair value):
U.S. Treasury and Federal Agency securities	272,202	314,399	(42,197)	-13.4%
Obligations of states and political subdivisions	40,756	42,497	(1,741)	-4.1%
Mortgage-backed securities	316,934	397,341	(80,407)	-20.2%
Corporate and other securities (3)	11,353	11,083	270	2.4%
Total securities-available-for sale	641,245	765,320	(124,075)	-16.2%
Total securities	$ 1,079,910	$ 1,172,182	$ (92,272)	-7.9%

Held-to-maturity securities:
Weighted average yield at the respective period end	6.54%	6.25%
As a % of total securities	40.6%	34.7%
Weighted average life (in years)	4.8	5.1

Available-for-sale securities:
Weighted average yield at the respective period end	3.89%	3.95%
As a % of total securities	59.4%	65.3%
Weighted average life (in years)	3.3	3.0
(1) At September 30, 2005 and December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2) Other equity securities, classified as held-to-maturity at September 30, 2005 and December 31, 2004 consist primarily of Federal Reserve Bank stock and Federal Home Loan Bank stock.
(3) Other securities, classified as available-for-sale, include certain equity interests in business corporations.

Total investment securities, which represent a source of liquidity for WesBanco, decreased from December 31, 2004 to September 30, 2005. Contributing to this decrease was the sale of investment securities from the Winton acquisition, which at the acquisition date approximated $37.0 million, as well as WesBanco reinvesting a portion of the cash flows from the investment portfolio into the loan portfolio due to higher loan yields compared to those currently available in the securities market caused by the flat yield curve.
Prepayments on mortgage-backed securities and callable agencies were comparable to those experienced in 2004. For the three and nine months ended September 30, 2005, cash flows from the portfolio due to calls, maturities and prepayments were $76.6 million and $216.9 million, respectively, compared to $63.1 million and $220.1 million for the same periods in 2004.
At September 30, 2005, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.65% and 1.63%, respectively, compared to 0.65% and 1.74% at December 31, 2004, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the three and nine months ended September 30, 2005 was $0.8 million and $2.7 million, respectively, compared to $1.2 million and $4.4 million for the same periods in 2004. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available-for-sale portion of the portfolio, is subject to increased amortization in times of accelerated prepayments.

The discount accretion on the investment portfolio recorded into income for the three and nine months ended September 30, 2005 was $0.5 million and $1.4 million, respectively, compared to $0.5 million and $1.3 million for the same periods in 2004. The discount primarily relates to obligations of states and political subdivisions, which comprised 97.6% of the total discount at September 30, 2005.
WesBanco believes that all of the securities in an unrealized loss position at September 30, 2005, are considered temporary impairment losses due to the securities having lower interest rates than current market interest rates. Accordingly, as of September 30, 2005, management believes the unrealized losses are temporary and no impairment loss has been recorded in the Consolidated Statements of Income. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for more information.
Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $10.1 million market loss as of September 30, 2005, compared to a $1.6 million market loss as of December 31, 2004. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio and are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale as well as the portion of new investments allocated to this category versus the held-to-maturity portfolio. If these securities are held to their respective maturity dates, no fair value gain or loss would be realized.

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

TABLE 7: COMPOSITION OF LOANS

	September 30, 2005		December 31, 2004
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 401,717	13.7%	$ 409,904	16.5%
Commercial real estate	1,119,853	38.1%	898,140	36.1%
Residential real estate	944,718	32.2%	771,337	31.0%
Home equity	179,631	6.1%	148,486	6.0%
Consumer	284,284	9.7%	257,499	10.3%
Total portfolio loans	2,930,203	99.8%	2,485,366	99.9%
Loans held for sale	5,563	0.2%	3,169	0.1%
Total Loans	$ 2,935,766	100.0%	$ 2,488,535	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

The increase in total loans between December 31, 2004 and September 30, 2005 is primarily due to the Winton acquisition, which added approximately $477 million to WesBanco’s loan portfolio at the time of the merger and continued organic loan growth primarily in the commercial and commercial real estate categories, which was partially offset by the sale of $67.8 million in residential real estate loans in June 2005. Loan growth in the third quarter of 2005, compared to the second quarter of 2005, was slower than expected due to the implementation of certain risk reduction strategies, as well as disciplined underwriting and pricing practices to preserve credit quality and improve targeted risk adjusted rates of return.
In order to attract potential home borrowers, WesBanco offers rate lock commitments to such potential borrowers. The commitments are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. For all rate lock commitments issued in connection with potential loans intended for sale, which currently consist of all originated twenty and thirty year fixed rate residential home mortgage loan products, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and WesBanco, and in turn, a forward sales contract is executed between WesBanco and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the Consolidated Statements of Income. Should the loan close before the end of a period but prior to funding by the investor, it is accounted for in “Loans Held for Sale,” on WesBanco’s Consolidated Balance Sheets at the lower of cost or market. At September 30, 2005, Loans Held for Sale totaled $5.6 million, net of a lower of cost or market write-down of $47 thousand. At September 30, 2005 the fair value adjustment of the forward sales commitments to the investor included in the gain on sale of mortgage loans was $0.1 million while the gain on the fair value of the interest rate lock commitments to customers was $24 thousand.

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

TABLE 8: NON-PERFORMING ASSETS, OTHER IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

	September 30,	December 31,
(dollars in thousands)	2005	2004
Non-accrual:
Commercial	$ 2,014	$ 2,511
Commercial real estate	6,793	4,768
Residential real estate	947	785
Home equity	18	28
Consumer	40	103
Total	9,812	8,195
Renegotiated:	-	-
Total	-	-
Total non-performing loans	9,812	8,195
Other real estate owned and repossessed assets	1,929	2,059
Total non-performing assets	11,741	10,254
Other impaired loans:
Commercial	1,500	5,295
Commercial real estate	6,322	1,783
Total other impaired loans	7,822	7,078
Total non-performing assets and other impaired loans	$ 19,563	$ 17,332

Non-performing loans as a percentage of total loans	0.33%	0.33%
Non-performing assets as a percentage of total assets	0.27%	0.26%
Percentage of non-performing assets to total loans outstanding and
other real estate owned and repossessed assets	0.40%	0.41%
Percentage of non-performing loans and other impaired loans to total loans outstanding	0.60%	0.61%

Past due 90 days or more:
Commercial	$ 600	$ 665
Commercial real estate	3,911	3,602
Residential real estate	2,999	2,133
Home equity	195	439
Consumer	706	745
Total past due 90 days or more	$ 8,411	$ 7,584

Non-performing assets, which are defined as non-accrual and renegotiated loans, and other real estate owned increased $1.5 million between December 31, 2004 and September 30, 2005 while other impaired loans increased $0.7 million during the same period. The increase in non-performing loans is primarily due to two commercial real estate loans acquired from Winton that were placed on non-accrual in the first quarter of 2005.
Other real estate owned and repossessed assets decreased slightly between December 31, 2004 and September 30, 2005 due to a decease in repossessed assets as well as a decrease in other real estate owned due to sales of foreclosed property.
Loans past due 90 days or more and still accruing interest increased from December 31, 2004 to September 30, 2005, with the primary increase due to residential real estate and to a lesser extent commercial real estate, due to the portfolio containing a higher percentage of these types of loans.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses increased between December 31, 2004 and September 30, 2005 primarily as a result of the acquired allowance of Winton, which after the application of SOP 03-3, approximated $1.9 million. The reduction in the allowance as a percentage of total loans is primarily attributable to the net decrease in total non-performing and other impaired loans, and the change in composition of the loan portfolio as a result of the Western Ohio and Winton acquisitions. Both of the acquired companies' loan portfolios were more heavily weighted to residential real estate loans, which have the lowest historical loss rate of any category of loans.

TABLE 9: ALLOWANCE FOR LOAN LOSSES

	September 30,	September 30,
(dollars in thousands)	2005	2004
Beginning Balance - Allowance for loan losses	$ 29,486	$ 26,235
Allowance for loan losses of acquired bank	1,947	2,071
Provision for loan losses	5,903	5,466
Charge-offs:
Commercial	1,970	775
Commercial real estate	210	610
Residential real estate	302	92
Home equity	184	75
Consumer	3,906	3,647
Total charge-offs	6,572	5,199

Recoveries:
Commercial	381	289
Commercial real estate	87	6
Residential real estate	146	22
Home equity	-	-
Consumer	1,119	804
Total recoveries	1,733	1,121
Net loan charge-offs	4,839	4,078
Ending Balance - Allowance for loan losses	$ 32,497	$ 29,694

Components of the allowance for loan losses: (1)
General reserves pursuant to SFAS No. 5	$ 30,116	$ 26,021
Specific reserves pursuant to SFAS No. 114	2,381	3,673
Total allowance for loan losses	$ 32,497	$ 29,694

Ratio of net charge-offs to average loan type:
Commercial	0.48%	0.07%
Commercial real estate	0.02%	0.01%
Residential real estate	0.02%	0.01%
Home equity	0.14%	0.06%
Consumer	1.42%	1.53%
Total ratio of net charge-offs to average loans	0.22%	0.23%

Allowance for loan losses to total loans	1.11%	1.23%
Allowance for loan losses to total non-performing loans	3.31x	3.86x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.78x	2.13x
Provision for loan losses to net loan charge-offs	122.0%	134.0%
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
Larger commercial and commercial real estate loans that exhibit observed credit weaknesses and are deemed to be impaired pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” are subject to individual review. Where appropriate, reserves are established for these loans based on the present value of expected future cash flows available to pay the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for the remainder of the commercial and commercial real estate loans based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, residential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management's judgement, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco’s independent loan review function.
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
Net charge-offs increased $0.7 million between September 30, 2004 and September 30, 2005 but decreased as a percentage of total loans. Commercial loan losses increased due to higher charge-offs on small business loans and included approximately $0.7 million attributable to a fraudulent lease transaction. However, net consumer loan losses decreased as a result of lower losses recognized during the period net of higher recoveries from increased collection efforts on previously charged off consumer loans. WesBanco has seen an increase in consumer bankruptcies as individuals filed in advance of new bankruptcy laws which became effective October 17, 2005
The SFAS No. 114 allocation for impaired loans is also an important factor in evaluating the adequacy of the allowance for loan losses. Specific allocations increased slightly from December 31, 2004 to September 30, 2005 primarily due to an increase in the amount of impaired loans that required allocations. Sales of impaired commercial real estate loans in 2004 eliminated approximately $0.4 million of specific allocations.

TABLE 10: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30,	Percent of	December 31,	Percent of
(dollars in thousands)	2005	Total	2004	Total
Commercial	$ 10,667	32.8%	$ 12,957	43.9%
Commercial real estate	14,997	46.1%	10,521	35.7%
Residential real estate	952	2.9%	1,163	3.9%
Home equity	376	1.2%	295	1.0%
Consumer	5,505	17.0%	4,550	15.5%
Total allowance for loan losses	$ 32,497	100.0%	$ 29,486	100.0%

Between December 31, 2004 and September 30, 2005, the allowance for commercial loans decreased primarily as a result of the recognition of charge-offs in 2005 that were previously allocated, but no longer warranted replenishing the allocation to the this category in the current period.  During the same time frame, the allowance for commercial real estate loans increased primarily due to the acquisition of Winton as well as concerns about the stability of collateral values due to rising interest rates and other economic factors impacting those values, while the allowance for consumer loans increased as a result of higher charge-offs due primarily to a rise in consumer bankruptcies in anticipation of changes in bankruptcy laws that became effective October 17, 2005.  Changes in the amounts allocated to all categories of loans also reflect the combined impact of changes in historical loss rates, judgmental allocations for economic factors, and the respective changes in loan balances as a result of organic and acquired loan growth.
Management believes the allowance of $32.5 million is appropriate to absorb probable credit losses associated with the loan portfolio at September 30, 2005. However, probable losses associated with the economic conditions described above is difficult to accurately measure and future adjustments to the allowance and the provision for loan losses may be required to the extent such losses become more probable than is currently estimable.

DEPOSITS
TABLE 11: DEPOSITS

	September 30,	December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Deposits
Non-interest bearing demand	$ 356,705	$ 355,364	$ 1,341	0.4%
Interest bearing demand	330,203	312,080	18,123	5.8%
Money market	481,999	587,523	(105,524)	-18.0%
Savings deposits	473,351	362,581	110,770	30.6%
Certificates of deposit	1,397,045	1,108,386	288,659	26.0%
Total deposits	$ 3,039,303	$ 2,725,934	$ 313,369	11.5%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 85 branches in West Virginia, Ohio and Western Pennsylvania. All categories of deposits, except for money markets, increased between December 31, 2004 and September 30, 2005, primarily from the Winton acquisition, which added approximately $359 million in deposits to WesBanco’s balance sheet at the time of acquisition, with the main account concentration being in certificates of deposit.
WesBanco is continuing to place increased marketing emphasis on transaction-based accounts, which are typically viewed as a lower-cost funding source and may also provide WesBanco ancillary activity fee income. Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest on a tiered structure based on the customer’s outstanding balance, with the highest tier above $100,000 indexed to the prime rate of interest. During the prior years’ lower interest rate environment, customers favored WesBanco’s variable rate deposit products over fixed rate certificates of deposit, but as rates have risen since the third quarter of 2004 and have continued this trend throughout 2005, WesBanco has noted an increase in certificates of deposit and a premium savings account product with a corresponding decrease in money market accounts as customers seek the higher rates offered on these products.

Certificates of deposit totaling approximately $695.3 million are scheduled to mature within the next year. If the recent upward trend in interest rates continues during this time period, WesBanco may be forced to increase its rates on certificates of deposit in order to remain competitive. For 2005, WesBanco will continue its focus on deposit growth and improving its overall mix of transaction accounts to total deposits leading with lower cost transaction-based accounts, as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS
TABLE 12: BORROWINGS

	September 30,	December 31,
(in thousands)	2005	2004	$ Change	% Change
Borrowings
Federal Home Loan Bank Borrowings	$ 636,634	$ 599,411	$ 37,223	6.2%
Other short-term borrowings and Federal Funds Purchased	207,665	200,513	7,152	3.6%
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	72,174	15,464	21.4%
Total borrowings	$ 931,937	$ 872,098	$ 59,839	6.9%

WesBanco is a member of the FHLB of Pittsburgh. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter-term wholesale borrowings. FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. The FHLB of Pittsburgh stock, which is recorded at cost of $26.0 million at September 30, 2005, is also pledged as collateral for these advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at September 30, 2005, which WesBanco is approved for collateralized advances, was approximately $1.2 billion compared to $915.5 million at December 31, 2004.
At September 30, 2005, WesBanco had $636.6 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted average interest rate of 3.43%, compared to $599.4 million at December 31, 2004 with a weighted average interest rate of 3.31%. The increase was primarily due to the additional $119.3 million in net new FHLB of Cincinnati borrowings assumed in the Winton acquisition, less paydowns occurring since that time.
WesBanco’s FHLB borrowings have maturities ranging from the fourth quarter of 2005 to the year 2027. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, and as an alternative to shorter-term wholesale borrowings. WesBanco periodically analyzes overall maturities of its FHLB borrowings and may restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty.
Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $636.6 million outstanding at September 30, 2005, in FHLB of Pittsburgh convertible select fixed rate advances with a carrying value of $104.9 million and FHLB of Cincinnati convertible fixed rate advances with a carrying value of $91.0 million are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 8, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.
Other short-term borrowings, which consist of federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan notes and a revolving line of credit, at September 30, 2005 were $207.7 million compared to $200.5 million at December 31, 2004. The increase was primarily due to an increase in the revolving line of credit as well as an increase in federal funds purchased.
The revolving line of credit is a senior obligation of the parent company for an initial two-year period subject to renewal from a large southeastern U.S.-based bank. WesBanco increased this line of credit in 2004 to $35.0 million and at September 30, 2005 had an outstanding balance of $12.5 million. The line has various performance covenants and other obligations, as amended in March 2005, which WesBanco was in compliance with at September 30, 2005, and depending on tangible capital has a rate between the one-month LIBOR plus 90 basis points and the one-month LIBOR plus 140 basis points, plus an unused line commitment fee of 12.5 basis points. WesBanco utilized $20.0 million of the revolving line of credit in January of 2005 to fund part of the cash portion of the Winton acquisition and to fund WesBanco’s current share repurchase program, and has repaid a portion during the year. Please refer to Note 9, “Other Short-Term Borrowings and Federal Funds Purchased,” of the Consolidated Financial Statements for additional information.
In March of 2005, WesBanco created a wholly-owned trust subsidiary, WesBanco Capital Trust VI, which issued $15.5 million of junior subordinated debt to WesBanco at the parent company level, at an initial weighted average rate of 6.37%, which have been used for general corporate purposes. Please refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts,” of the Consolidated Financial Statements for additional information.

CAPITAL RESOURCES
Shareholders' equity was $416.2 million at September 30, 2005 compared to $370.2 million at December 31, 2004. Book value was $18.78 per share at September 30, 2005 and $17.77 at December 31, 2004. The increase in total equity was due to the issuance of approximately 2.3 million shares of common stock, with an approximate value of $65.3 million, in conjunction with the Winton acquisition as well as current year earnings of $32.2 million. The increase in total equity was partially offset by the payment of $17.6 million in dividends and a $4.4 million change in comprehensive income. During 2005, WesBanco also became more active in the repurchase of its common stock by purchasing approximately 1.1 million shares with an approximate value of $33.0 million. In 2004, WesBanco was limited by SEC rules that reduce a company’s ability to repurchase it shares during periods of pending acquisitions. In March 2005, WesBanco’s Board of Directors authorized a new one million share repurchase plan, which began in April 2005 upon completion of the former one million share plan. In February 2005, WesBanco’s Board of Directors authorized the increase of its dividend from $0.25 per share, per quarter to $0.26 per share, a 4.0% increase. This dividend increase represented the twentieth consecutive year of dividend increases at WesBanco.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Please refer to Note 15, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.
In addition, WesBanco’s parent company line of credit agreement requires the maintenance of a minimum tangible shareholders’ equity to tangible total assets of 5.75 % to 6.00% under certain conditions, and based on period end balances at September 30, 2005, such ratio was 6.28% compared to 7.29% at December 31, 2004. For this purpose, tangible shareholders’ equity excludes goodwill and other intangibles, with similar deductions from total assets.

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
Securities are the principal source of liquidity in total assets. Securities totaled $1.1 billion at September 30, 2005, of which $641.2 million were classified as available-for-sale. At September 30, 2005, WesBanco had approximately $47.7 million in securities scheduled to mature within one year compared to $34.1 million for the same period in 2004. Additional cash flows may be anticipated from approximately $134.3 million in callable bonds, which have call dates within the next year, compared to $258.9 million at September 30, 2004.
At September 30, 2005, WesBanco had $433.5 million in investment securities in an unrealized loss position for less than 12 months and $253.2 million in investment securities in an unrealized loss position for more than 12 months. These securities in an unrealized loss position may not be available to meet WesBanco’s short-term liquidity needs if management indicates its ability and intent to hold such loss position securities for a period of time sufficient for recovery of cost. At September 30, 2005, WesBanco has $81.3 million of cash and cash equivalents, a portion of which may also serve as additional sources of liquidity.
Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at September 30, 2005. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $695.3 million at September 30, 2005, which includes $196.9 million in certificates of deposit with balances of $100,000 or more. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. The available line of credit with the FHLB at September 30, 2005 approximated $1.2 billion. At September 30, 2005, WesBanco had unpledged securities with a book value of $570.2 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. During 2004 and 2005, certain Member offices of the FHLB system experienced financial difficulty. Should WesBanco cease using FHLB advances due to weakness in that particular bank, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.
The principal sources of the Parent Company’s liquidity are dividends from the Bank, the Parent’s investment security portfolio as well as a revolving line of credit with another bank. There are various legal limitations under Federal and State laws that limit the payment of dividends from the Bank to the Parent Company. As of September 30, 2005, the Parent Company may receive without prior regulatory approval a dividend of up to $11.1 million from the Bank. The available lines of credit with an independent commercial bank and the Bank totaled $38.5 million at September 30, 2005, with a total outstanding balance of $12.5 million as of September 30, 2005.
At September 30, 2005, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $506.9 million compared to $431.3 million at the December 31, 2004. On a historical basis, only a small portion of these commitments will result in an outflow of funds.
Management believes WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

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
Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a 12-month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at September 30, 2005 and December 31, 2004 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1: NET INTEREST INCOME SENSITIVITY
Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2005	December 31, 2004	Guidelines
+200	-3.91%	-3.83%	+/- 10.0%
+100	-1.32%	-0.11%	N/A
Flat	—	—	—
-100	-1.01%	-1.03%	N/A
-200	-4.17%	-4.96%	+/- 10.0%

With the federal funds rate at 3.75% at September 30, 2005 and interest rates directionally increasing, management believes that a decline of 200 basis points in rates is highly unlikely. The earnings simulation model projects that net interest income for the next 12-month period would decrease by approximately 1.32% and 3.91% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 1.01% and 4.17% if interest rates were to decline by 100 and 200 basis points, respectively. At September 30, 2005, WesBanco’s increased exposure to rising interest rates was impacted by assumptions on callable bonds and by a decrease in the interest sensitivity of the loan portfolio due to an increased amount of fixed rate residential real estate loans acquired from Winton and Western Ohio and by the shorter maturities of certificates of deposit and FHLB borrowings.
As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a 12-month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a 12-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 0.78% over the next 12-months. All such currently modeled scenarios include an assumption about continuation of the flatter interest rate curve environment.
WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies are currently attempting to reduce liability sensitivity in anticipation of further interest rate increases. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the level and possible prepayment of certain higher-cost FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At September 30, 2005, the notional value of the interest rate swap agreements was $79.8 million, compared to $87.4 million at December 31, 2004. Related market losses of $0.6 million, net of tax, at September 30, 2005 compared to a market loss of $1.5 million, net of tax, at December 31, 2004, are recorded in other comprehensive income.
Other strategies suggested by ALCO include decreasing certain long-term fixed rate residential real estate loans, adding more variable rate commercial loans, shortening maturities in the securities portfolio, marketing lower cost transaction-based accounts, emphasizing intermediate term certificate of deposit products and special premium savings accounts, and attempting to maintain increased liquidity to fund loans by not fully reinvesting investment security proceeds from maturities, calls and repayments and/or paying down maturing borrowings. Despite these strategies, customer preferences and local market competition may prevent WesBanco from transitioning to a more asset sensitive balance sheet in the near future.

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
Changes in internal controls. There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2005, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II
ITEM 1: LEGAL PROCEEDINGS
On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168, pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the "Plan") seeking to challenge benefit calculations and methodologies used by the Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a prior action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that it has calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs has asserted that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case limited the class of plaintiffs to a group of approximately 37 individuals and granted partial summary judgment to significantly reduce the scope and extent of the case. The Court subsequently granted summary judgment in favor of WesBanco on the remaining claims on March 31, 2004, and the plaintiff appealed the decision to the Fourth Circuit Court of Appeals.
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
On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco's banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco's banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. WesBanco Bank, Inc. (the “Bank”) made a loan to the plaintiff's company which became delinquent and the Bank recovered a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against WesBanco's banking subsidiary. The case is currently in its discovery phase. A second suit involving essentially the same issues was filed by another party involved in the ambulance service and this case is styled Ellis v. OVMC, et al., Civil Action NO. 03-C-578(G). This case has been consolidated with the Matesic case. The Bank does not believe that there is any merit to the allegations of the complaints in the consolidated cases and is vigorously defending the consolidated case.
On April 23, 2004, the Bank was served with a Complaint in a suit styled AUM Hospitality, et al. v. NTK Hotel Group, under Civil Action No. 04 CV H04 03681, presently pending in the Common Pleas Court of Franklin County, Ohio. This is a suit by current or former shareholders of a closely held corporation for fraudulent exercise of control over the corporation against a minority shareholder, David Patel, seeking damages against David Patel and others and seeking to set aside a $13,000,000 first mortgage on a Hampton Inn located in Downtown Columbus with another lender, as well as the Bank’s $1.3 Million second mortgage. The suit alleges that David Patel engaged in illegal conduct in exercising dominion and control over a corporation and that the mortgage instruments are invalid. The mortgage instruments secured funds for the construction of the Hampton Inn upon property owned by AUM Hospitality. The Bank has title insurance insuring its mortgage interest and the title insurance company has assumed the defense of the claim. The plaintiffs in the case have recently indicated that they will dismiss the claims asserting the invalidity of the mortgage instruments and dismiss the Bank as a defendant in the case.
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
The Bank believes that the accounting controls and practices of the plaintiff were primarily at fault and substantially contributed to the loss. The plaintiff’s employee had previously been convicted of criminal fraud and the Bank believes that the failure of the plaintiff to supervise its employee, especially given the employee’s prior record, substantially contributed to the loss. Under a comparative fault analysis, the Bank believes that the plaintiff must bear a substantial portion of the loss. Under West Virginia’s comparative fault procedures, if the plaintiff is found to be more than 50% at fault, then the plaintiff may not be permitted a recovery at all in the case.
WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of September 30, 2005, WesBanco has an active one million share stock repurchase plan, which was approved by the Board of Directors on March 17, 2005. The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.
The following table shows the activity in WesBanco’s stock repurchase plan for the three months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance at June 30, 2005				553,780
July 1, 2005 to July 31, 2005	-	$ -	-	553,780
August 1, 2005 to August 31, 2005	83,100	29.66	83,100	470,680
September 1, 2005 to September 30, 2005	103,228	28.95	103,228	367,452
Total	186,328	$ 29.27	186,328	367,452

ITEM 6: EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 4, 2005	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: November 4, 2005	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer