Form 10-K
period 2005-12-31
WESBANCO INC
filed 2006-03-10
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of each class
Common Stock $2.0833 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined n Rule 12b-2 of the Act. Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2005, determined using a per share closing price on that date of $30.02, was $612,209,748.

As of February 28, 2006, there were 21,925,266 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement dated March 17, 2006 for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

WesBanco Inc. (“WesBanco”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding WesBanco’s business segments, please refer to Note 25, “Business Segments” in the Consolidated Financial Statements.

At December 31, 2005, WesBanco operated a commercial bank, WesBanco Bank, Inc., (“Bank”) through 85 offices, two loan production offices and 125 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of the Bank as of December 31, 2005 approximated $4.4 billion. The Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $2.6 billion as of December 31, 2005. These assets are held by the Bank in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc., a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients and WesBanco Securities, Inc., a full service broker-dealer, which also offers discount brokerage services.

WesBanco Asset Management, Inc. and WesBanco Services, Inc., which were incorporated in 2002, collectively hold certain investment securities and real estate loans of the Bank and assist in managing these assets.

WesBanco Properties, Inc. holds certain residential and commercial real estate properties. The commercial properties are leased to the Bank and to non-related third parties, while the residential properties are considered other real estate owned.

Hometown Finance, Inc. is a finance company, which holds nonconforming loans to customers that may not be held by the Bank due to regulatory restrictions. Hometown Finance is no longer actively obtaining new loans and at December 31, 2005 held an immaterial amount of total outstanding loans.

WesBanco Inc. Capital Trust II, WesBanco Inc. Capital Statutory Trust III, and WesBanco Inc. Capital Trusts IV, V and VI, (“Trusts”), are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Pooled Trust Preferred Securities (“trust preferred securities”) and lending the proceeds to WesBanco. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. For more information regarding WesBanco’s issuance of trust preferred securities, please refer to Note 13 “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco also serves as investment adviser to a family of mutual funds under the name “WesMark Funds” which includes a growth fund, a balanced fund, a bond fund, a West Virginia municipal bond fund and a small company growth fund.

As of December 31, 2005, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

On January 3, 2005, WesBanco completed the acquisition of Winton Financial Corporation (“Winton”). On August 31, 2004, WesBanco completed the acquisition of Western Ohio Financial Corporation (“Western

Ohio”). The primary reason that WesBanco acquired both companies was to expand its footprint into new high growth, large metropolitan markets in the state of Ohio. The results of operations of acquired companies are included in WesBanco’s consolidated results of operations from their respective acquisition dates. Additional information regarding these acquisitions is in Note 3 “Business Combinations” in the Consolidated Financial Statements.

EMPLOYEES

There were approximately 1,200 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2005. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2005 filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website www.sec.gov.

Upon written request of any shareholder of record on December 31, 2005, WesBanco will provide, without charge, a printed copy of its 2005 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2005 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, and brokerage firms is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial bank and trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Financial Modernization Act of 1999 in the section of this item so captioned) mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in major markets. Some of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. As WesBanco has expanded into new, larger Ohio metropolitan markets it faces entrenched large bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into that market. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to successfully grow its market share, potentially reducing its current and future profit potential from such markets.

SUPERVISION AND REGULATION

As a registered bank holding company, WesBanco is subject to the supervision of the Federal Reserve Board of Governors (“Federal Reserve”) under the Bank Holding Company Act of 1956 (“BHCA”) and is required to file with the Federal Reserve reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than five percent of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve, WesBanco may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, WesBanco must obtain approval from the Federal Reserve.

The Bank is a West Virginia banking corporation and is a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Reserve and the West Virginia Division of Banking, and secondarily by the Federal Deposit Insurance Corporation (“FDIC”). Its deposits are insured by the Bank Insurance Fund (“BIF”) of the FDIC. WesBanco’s nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC. The Bank maintains one designated financial subsidiary, WesBanco Insurance Services, Inc. WesBanco believes its current regulatory relations are satisfactory.

WesBanco is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. WesBanco is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. WesBanco is listed on the NASDAQ Stock Market under the trading symbol “WSBC,” and is subject to the rules of the NASDAQ for listed companies.

Under the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Under the BHCA, prior approval of the Federal Reserve is required for the acquisition of more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

HOLDING COMPANY ACTIVITIES

WesBanco has one state bank subsidiary, WesBanco Bank, Inc., as well as nonbank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The Bank is subject to affiliate transaction restrictions under federal law which limits the transfer of funds by the Bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by the Bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the Bank’s capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. As part of its affiliate transactions, WesBanco currently has a $3.5 million line of credit with the Bank, which had an outstanding balance at December 31, 2005 of $3.0 million.

The Federal Reserve has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when WesBanco may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company’s bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

DIVIDEND RESTRICTIONS

Dividends from the Bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2005, WesBanco declared cash dividends to its shareholders of approximately $23.3 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to WesBanco without regulatory approval.

Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 2005, the Bank could pay dividends of up to $11.6 million to WesBanco without prior regulatory approval and without adversely affecting its “well capitalized” status.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters” in the Consolidated Financial Statements.

FDIC INSURANCE

The Bank is classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory, and is therefore not obliged under current FDIC assessment practices to pay deposit insurance premiums on its deposits insured by the BIF. On February 15, 2006, President Bush signed into law H.R. 4636, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The signing completed more than five years of work by Congress to modernize the deposit insurance system Savings Association Insurance Fund (“SAIF”) into a new Deposit Insurance Fund (DIF); increase the deposit insurance limit for certain retirement accounts to $250,000 and establish indices that limit deposit insurance increases to inflation; allow the FDIC Board to set assessments; and provide the FDIC Board with the discretion to set the Designated Reserve Ratio within a range of 1.15 to 1.50 percent for any given year. The enactment of this legislation should not impact WesBanco detrimentally.

CAPITAL REQUIREMENTS

The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weightings being assigned to categories perceived as representing greater risk. A bank holding company’s capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

Generally, under the applicable guidelines, a financial institution’s capital is divided into three tiers. “Tier 1,” or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. “Tier 2,” or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term unsecured subordinated debt. “Total capital” is the sum of Tier 1, Tier 2 and Tier 3 capital.

The Federal Reserve and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve’s rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in aggregate, the amount of these items included in capital does not exceed 100% of Tier 1 capital.

Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s circumstances warrant.

The Federal Reserve has established a minimum ratio of Tier 1 capital to total assets of 3.0% for strong bank holding companies rated composite “1” under the new RFI/C (D) (“Risk Management,” “Financial Condition,” “Impact,” “Composite Rating” and “Depository Institution”) components rating system for bank holding companies, and for certain bank holding companies that have implemented the Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. The Federal Reserve has also indicated that it will consider a “tangible Tier 1 capital ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

In 2002, the bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2005, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

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

As of December 31, 2005, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 11.94% and 12.97%, respectively. As of December 31, 2005, the Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank has been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2005, WesBanco’s leverage ratio was 8.46%. WesBanco currently has $87.6 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $85 million underlying such junior subordinated debt is included in Tier 1 Capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

The risk-based capital standards of the Federal Reserve and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. On September 30, 2005, the U.S. banking agencies announced a revised plan for the implementation of the Basel II framework in the United States. The agencies also published for comment an advance notice of proposed rulemaking pertaining to amendments to the existing Basel I-based capital rules that would apply to certain financial institutions that would not be subject to the Basel II requirements. It is currently anticipated that the U.S. Banking authorities may release final Basel II rules in 2006, that a parallel run during which minimum capital measures would be calculated under both Basel I and Basel II would become effective possibly in 2008, and that Basel II would go into effect at the end of the parallel run. WesBanco cannot predict the precise timing or final form of the United States rules implementing the new capital accord and their impact on WesBanco. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to WesBanco and its subsidiaries.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized”. If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2005, the Bank had capital levels that met the “well capitalized” standards under such regulations.

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

GRAMM-LEACH-BLILEY ACT OF 1999 (THE “GLB ACT”)

Under the GLB Act enacted in 1999, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a “financial holding company,” a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company’s depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective in 2000. WesBanco has not elected to become a financial holding company under the GLB Act, though it has qualified a subsidiary of its bank as a financial subsidiary under the GLB Act.

Financial holding company powers relate to “financial activities” that are determined by the Federal Reserve, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking.

National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors, to have “financial subsidiaries” that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the SEC, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies have issued certain rules over the past six years relating to the implementation of the GLB Act.

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as WesBanco’s bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by WesBanco’s chief executive officer and chief financial officer are required. These certifications attest that WesBanco’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. WesBanco has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. Also, in response to the Sarbanes-Oxley Act, WesBanco adopted a series of procedures to improve its corporate governance practices. One of these actions included the formation of a Disclosure Committee whose members include the Chief Executive Officer, the Chief Financial Officer and other WesBanco officers. WesBanco also requires signed certifications from managers who are responsible for internal controls throughout WesBanco as to the integrity of the information they prepare. These procedures supplement WesBanco’s Code of Ethics policies and procedures that have previously been in place. See Item 9A “Controls and Procedures” for WesBanco’s evaluation of its disclosure controls and procedures.

ITEM 1A. RISK	FACTORS

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

DUE TO INCREASED COMPETITION, WESBANCO MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS.

WesBanco faces competition from the following:

•	local, regional and national banks;

•	savings and loans;

•	internet banks

•	credit unions;

•	finance companies; and

•	brokerage firms serving WesBanco’s market areas.

In particular, the Bank’s competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by WesBanco, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If WesBanco is unable to attract new and retain current customers, loan and deposit growth could decrease causing WesBanco’s results of operations and financial condition to be negatively impacted.

WESBANCO MAY NOT BE ABLE TO EXPAND ITS TRUST AND INVESTMENT SERVICES SEGMENT AND RETAIN ITS CURRENT CUSTOMERS.

As of December 31, 2005, WesBanco had approximately $2.6 billion in assets under management, which provided approximately 8.3% of WesBanco’s net revenues. WesBanco may not be able to attract new and retain current investment management clients due to competition from the following:

•	commercial banks and trust companies;

•	mutual fund companies;

•	investment advisory firms;

•	law firms;

•	brokerage firms; and

•	other financial services companies.

Its ability to successfully attract and retain investment management clients is dependent upon its ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. Due to the changes in economic conditions, the performance of the trust and investment services segment may be negatively impacted by the financial markets in which investment clients’ assets are invested, causing clients to seek other alternative investment options. If WesBanco is not successful, its results from operations and financial position may be negatively impacted.

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

Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations; and regulatory guidance. Additions to the allowance for loan losses results in an expense for the period.

WesBanco’s regulatory agencies periodically review the allowance for loan losses. Based on their assessment the regulatory agencies may require WesBanco to adjust the allowance for loan losses. These adjustments could negatively impact the Bank’s results of operations or financial position.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

A downturn in the local and regional economies could negatively impact WesBanco’s banking business. The Bank serves both individuals and business customers throughout West Virginia, Ohio and Western Pennsylvania. The ability of the Bank’s customers to repay their loans is strongly tied to the economic conditions in these areas.

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

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond WesBanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The Bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, WesBanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position.

WesBanco’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and wholesale borrowings. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2005, WesBanco’s goodwill and other identifiable intangible assets were approximately $147.7 million. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2005 and concluded that no impairment charge was necessary for the year ended December 31, 2005. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results and may cause a decline in our stock price.

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

Any future acquisitions may result in unforeseen difficulties, including integration of the combined companies, which could require significant time and attention from our management that would otherwise be directed at developing our existing business and expenses may be higher than initially projected. In addition, we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible. Further, benefits such as enhanced earnings that we anticipate from these acquisitions may not develop and future results of the combined companies may be materially lower from those estimated.

CHANGES IN REGULATORY CAPITAL REGULATIONS BY THE FEDERAL RESERVE MAY NEGATIVELY IMPACT WESBANCO’S CAPITAL LEVELS.

WesBanco currently has $87.6 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, trust preferred securities totaling $85.0 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve adopted a rule that would retain trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Should WesBanco issue additional trust preferred securities, WesBanco’s Tier 1 capital ratio may be limited by the rule adopted by the Board. WesBanco’s earnings may also be negatively impacted due to prepayment penalties associated with the redemption of the trust preferred securities.

BORROWINGS FROM THE FEDERAL HOME LOAN BANK SYSTEM.

The Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Membership in this system allows the Bank to participate in various programs offered by its member banks. The Bank borrows funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. In prior years, certain FHLB Banks, including Pittsburgh, experienced lower earnings and paid out lower dividends to its members. While earnings and dividends have since improved, future problems may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, WesBanco’s short term liquidity needs could be negatively impacted. Should WesBanco be restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. At December 31, 2005 the Bank owned $22.7 million of FHLB of Pittsburgh stock, which paid a dividend approximating 3.00% for the fourth quarter of 2005, up from 2.43% for the fourth quarter of 2004. Additionally, the Bank owned $19.2 million of FHLB of Cincinnati stock, which paid a stock dividend of 5.75%. Dividend payments may be eliminated by either respective FHLB at anytime in the future in order for it to restore its retained earnings. In such case, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset.

WESBANCO’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS DEPEND ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES.

WesBanco’s primary business activity for the foreseeable future will be to act as the holding company of the Bank and other subsidiaries. Therefore, WesBanco’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of WesBanco’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money or be dilutive to earnings per share, particularly for the first few years. A new bank or company may bring with it unexpected liabilities, bad loans, or poor employee relations, or the new bank or company may lose customers and the associated revenue.

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED.

Holders of shares of WesBanco’s common stock are entitled to dividends if, when, and as declared by WesBanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends. Additional restrictions are placed upon WesBanco by the policies of federal regulators, including the Federal Reserve’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including WesBanco’s and the Bank’s future earnings, capital requirements, regulatory constraints and financial condition.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Registrant’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2005, WesBanco operated 85 banking offices in West Virginia, Ohio and Western Pennsylvania, and 2 loan production offices, of which 70 were owned and 17 were leased under long-term operating leases. These leases expire at various dates through July 2024 and generally include options to renew.

The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by the Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and its trust and investment services segment. The Bank’s back office operations currently occupy approximately one half of the space available in an office building adjacent to the main office, which is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses.

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.6 million for 2005 compared to $0.5 million for 2004. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 7, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168, pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the “Plan”) seeking to challenge benefit calculations and methodologies used by the Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, some years ago. The Plan had been the subject of a prior action in a case styled American

Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation has asserted that it has calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs has asserted that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination. The District Court in the current case limited the class of plaintiffs to a group of approximately 37 individuals and granted partial summary judgment to significantly reduce the scope and extent of the case. The Court subsequently granted summary judgment in favor of WesBanco on the remaining claims on March 31, 2004, and the plaintiff appealed the decision to the Fourth Circuit Court of Appeals.

The Fourth Circuit Court of Appeals issued an opinion dated May 11, 2005, which reversed the District Court’s earlier grant of summary judgment on behalf of WesBanco, and remanded the case for further proceedings. The Appellate Court reversed the District Court’s ruling that res judicata and collateral estoppel were applicable under the circumstances which precluded the re-litigation of matters previously decided by the District Court in the earlier 1995 case involving the same pension plan. The parties subsequently filed renewed Motions for Summary Judgment on the issues of the benefit calculation and plaintiffs’ claims under § 204(h) of ERISA in the District Court. The Magistrate Judge assigned to the case issued a report and recommendation dated January 18, 2006, to the Court denying both parties’ Motions for Summary Judgment on the benefit calculation issues but recommending to the Court a key finding of fact on a material issue in the case. The key finding recommended would be to sustain WesBanco’s position that a timely summary plan description was distributed to plan participants addressing a benefit calculation consistent with the methodology used by the Plan Administrator. The Magistrate has not yet issued a report on the § 204(h) notice issue. WesBanco continues to believe that it has meritorious defenses to the claims asserted by the plaintiffs in this proceeding.

On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco’s banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco’s banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. Wesbanco Bank, Inc. (the “Bank”) made a loan to the plaintiff’s company which became delinquent, and the Bank recovered a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against the Bank. The case is currently in its discovery phase. A second suit involving essentially the same issues was filed by another party involved in the ambulance service, and this case is styled Ellis v. OVMC, et al., Civil Action NO. 03-C-578(G). This case has been consolidated with the Matesic case. The Bank does not believe that there is any merit to the allegations of the complaints in the consolidated cases and is vigorously defending the consolidated case.

On April 23, 2004, the Bank was served with a Complaint in a suit styled AUM Hospitality, et al. v. NTK Hotel Group, under Civil Action No. 04 CV H04 03681, presently pending in the Common Pleas Court of Franklin County, Ohio. This is a suit by current or former shareholders of a closely held corporation for fraudulent exercise of control over the corporation against a minority shareholder, David Patel, seeking damages against David Patel and others and seeking to set aside a $13,000,000 first mortgage on a Hampton Inn located in Downtown Columbus, Ohio with another lender, as well as the Bank’s $1.3 million second mortgage. The plaintiffs have dismissed their claims seeking to set aside the mortgage instruments, and the Bank was dismissed as a party to this proceeding by Order entered September 22, 2005.

The Bank has also been involved in a case styled Copier Word Processing Supply, Inc. v. WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. The Circuit Court has applied a three year statute of limitations to the action and the plaintiff is seeking to extend the applicable statute and the question has been certified to the West Virginia Supreme Court for resolution.

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

WesBanco’s common stock is quoted on The NASDAQ Stock Market (“NASDAQ”), under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of December 31, 2005 was 5,732. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

The table below presents for each quarter in 2005 and 2004, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2005			2004
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$32.50	$25.59	$0.26	$32.75	$28.75	$0.25
Third quarter	32.00	27.17	0.26	30.48	26.28	0.25
Second quarter	31.50	24.80	0.26	31.50	24.19	0.25
First quarter	33.33	25.99	0.26	31.37	26.27	0.25

On March 17, 2005, WesBanco formed a wholly-owned trust subsidiary, WesBanco Capital Trust VI, under the laws of Delaware, by issuing $15.0 million in Fixed/Floating Rate Subordinated Deferrable Interest Debentures due March 17, 2035 to a statutory trust which issued 15,000 shares of trust preferred securities with a liquidation value of $15.0 million, based upon the debenture and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities, WesBanco Capital Trust VI issued 464 shares of common securities to WesBanco with a liquidation value of $0.5 million. The Trust Preferred Securities were issued and sold in a private placement offering Preferred Term Securities XVII, Ltd. No fee was paid in connection with the private placement. Interest will be paid quarterly at a rate of 6.37% for the first five years, resetting quarterly beginning on March 17, 2010 at a rate equal to the three month London Interbank Offered Rate (“LIBOR”) index plus 1.77%. The debentures mature on March 17, 2035, and may be redeemed at par on or after March 17, 2010, without penalty. A portion of the proceeds received from the issuance was used to fund the acquisition of Winton with the remainder used for general corporate purposes.

On June 17, 2004, WesBanco formed two wholly-owned trust subsidiaries, WesBanco Capital Trust IV and V, under the laws of Delaware, by issuing $40.0 million in Floating Rate and Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due June 17, 2034, to two statutory trusts each of which issued 20,000 shares of trust preferred securities each with a liquidation value of $20.0 million, based upon the debentures and a guarantee for each trust from WesBanco. In connection with the issuance of the trust preferred securities, each trust issued 619 shares of common securities to WesBanco with a liquidation value of $0.6 million. The trust preferred securities were issued and sold in two private placement offerings to Preferred Term Securities XIV, Ltd. with a fee totaling $0.2 million paid to FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. in connection with the private placements. For the Floating Rate portion of the issuance totaling $20 million, interest is payable quarterly at a rate equal to the three-month LIBOR index plus 2.65%, resetting quarterly. For the Fixed/Floating Rate portion of the issuance totaling $20 million, interest is payable quarterly at an initial rate of 6.91% for the first five years, resetting quarterly beginning on June 17, 2009 at a rate equal to the three-month LIBOR index plus 2.65%. The debentures mature on June 17, 2034, and may be redeemed at par on or after June 17, 2009, without penalty. A portion of the proceeds received from the issuances were used to fund the acquisition of Western Ohio with the remainder used for general corporate purposes.

On June 19, 2003, WesBanco formed a wholly-owned trust subsidiary, WesBanco Capital Trust II, under the laws of Delaware, by issuing a $13.0 million Junior Subordinated Debenture, due June 30, 2033, to a

statutory trust which issued 13,000 shares of trust preferred securities with a liquidation value of $13.0 million, based upon the debenture and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco Capital Trust II issued 410 common securities to WesBanco with a liquidation value of $0.4 million. The trust preferred securities were issued and sold in a private placement offering to Trapeza CDO III, LLC, with a fee of $0.3 million paid to Trapeza CDO III, LLC in connection with the private placement. Interest is payable quarterly at a rate of 5.80% for the first five years, which will then reset quarterly beginning on June 30, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.15%. The debenture matures on June 30, 2033, and may be redeemed on or after June 30, 2008 without penalty.

On June 26, 2003, WesBanco formed a wholly-owned trust subsidiary, WesBanco, Inc. Capital Statutory Trust III, under the laws of Connecticut, by issuing a $17.0 million Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due June 26, 2033, to a statutory trust which issued 17,000 shares of trust preferred securities with a liquidation value of $17.0 million, based upon the debenture and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities WesBanco, Inc. Capital Statutory Trust III issued 526 common securities to WesBanco with a liquidation value of $0.5 million. The trust preferred securities were issued and sold in a private placement offering to Preferred Term Securities X, Ltd., with a placement fee of $0.5 million paid to FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. in connection with the private placement. Interest is payable quarterly at a rate of 5.55% for the first five years, which will then reset quarterly beginning on June 26, 2008 and thereafter, at a rate equal to the three-month LIBOR index plus 3.10%. The debenture matures on June 26, 2033, and may be redeemed on or after June 26, 2008, without penalty.

The debentures and trust preferred securities issued by the trusts discussed above provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period.

For additional disclosures relating to WesBanco’s Trust Preferred Securities, please refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

Information regarding WesBanco’s compensation plans under which WesBanco’s equity securities are authorized for issuance as of December 31, 2005 is included under Item 12 of this Annual Report on Form 10-K.

As of December 31, 2005, WesBanco had an active one million share repurchase plan approved by the Board on March 16, 2005. The shares are purchased for general corporate purposes, which may include potential acquisitions, dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table shows the activity in WesBanco’s stock repurchase plan for the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance at September 30, 2005	—	—	—	367,452
October 1, 2005 to October 31, 2005	17,800	$28.84	17,800	349,652
November 1, 2005 to November 30, 2005	92,762	30.65	92,762	256,890
December 1, 2005 to December 31, 2005	118,729	30.86	118,729	138,161

Total	229,291	$30.62	229,291

On January 19, 2006, WesBanco approved a new 1,000,000 share repurchase plan to be used for general corporate purposes when the existing plan is completed.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2005. The following consolidated financial data should be read in conjunction with MD&A of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of WesBanco’s acquisitions during the five years ended December 31, 2005, are included in results of operations since their respective dates of acquisition.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001
PER SHARE INFORMATION
Dividends declared per common share	$1.04	$1.00	$0.96	$0.935	$0.92
Book value at year end	18.91	17.77	16.13	15.89	14.46
Average common shares outstanding—basic	22,474,645	20,028,248	20,056,849	20,459,122	18,123,851
Average common shares outstanding—diluted	22,528,262	20,083,718	20,080,415	20,471,216	18,127,714
SELECTED BALANCE SHEET INFORMATION
Total securities	$992,564	$1,133,100	$1,176,273	$1,163,631	$740,384
Net loans, including loans held for sale	2,909,923	2,459,049	1,907,303	1,795,805	1,518,909
Total assets	4,422,115	4,011,399	3,445,006	3,297,231	2,474,454
Total deposits	3,028,324	2,725,934	2,482,082	2,399,956	1,913,458
Total long term debt and other borrowings	856,994	799,924	578,984	518,958	279,131
Junior subordinated debt and trust preferred securities	87,638	72,174	30,936	12,650	—
Total shareholders’ equity	415,230	370,181	318,436	325,171	258,201
SELECTED RATIOS
Return on average assets	0.95%	1.07%	1.08%	1.13%	1.21%
Return on average equity	10.13%	11.37%	11.38%	10.95%	11.28%
Dividend payout	54.74%	52.63%	53.33%	55.00%	57.50%
Average equity to average assets	9.41%	9.37%	9.46%	10.29%	10.70%
TRUST ASSETS AT MARKET VALUE	$2,599,463	$2,664,795	$2,771,656	$2,295,737	$2,808,862

	For the years ended December 31,
	2005	2004	2003	2002	2001
SUMMARY STATEMENTS OF INCOME
Interest income	$224,745	$169,436	$165,516	$176,155	$163,939
Interest expense	92,434	60,212	62,512	72,555	76,354

Net interest income	132,311	109,224	103,004	103,600	87,585
Provision for loan losses	8,045	7,735	9,612	9,359	5,995

Net interest income after provision for loan losses	124,266	101,489	93,392	94,241	81,590
Non-interest income	39,133	35,541	33,230	27,852	25,001
Non-interest expense	108,920	89,872	81,810	76,647	65,307

Income before income taxes	54,479	47,158	44,812	45,446	41,284
Provision for income taxes	11,722	8,976	8,682	10,620	12,282

Net income	$42,757	$38,182	$36,130	$34,826	$29,002

Earnings per share—basic	$1.90	$1.91	$1.80	$1.70	$1.60

Earnings per share—diluted	$1.90	$1.90	$1.80	$1.70	$1.60

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2005 and 2004.

CONDENSED QUARTERLY STATEMENTS OF INCOME

	2005 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$54,884	$56,534	$56,231	$57,096	$224,745
Interest expense	21,383	22,666	23,643	24,742	92,434

Net interest income	33,501	33,868	32,588	32,354	132,311
Provision for loan losses	1,843	1,919	2,141	2,142	8,045

Net interest income after provision for loan losses	31,658	31,949	30,447	30,212	124,266
Non-interest income	8,778	8,872	9,699	9,763	37,112
Net securities gains	753	1,068	141	59	2,021
Non-interest expense	27,129	27,493	27,663	26,635	108,920

Income before income taxes	14,060	14,396	12,624	13,399	54,479
Provision for income taxes	2,980	3,138	2,754	2,850	11,722

Net income	$11,080	$11,258	$9,870	$10,549	$42,757

Earnings per share—basic	$0.48	$0.50	$0.44	$0.48	$1.90

Earnings per share—diluted	$0.48	$0.50	$0.44	$0.48	$1.90

	2004 Quarter ended
	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$39,831	$40,020	$42,858	$46,727	$169,436
Interest expense	13,504	13,658	15,585	17,465	60,212

Net interest income	26,327	26,362	27,273	29,262	109,224
Provision for loan losses	1,800	1,496	2,170	2,269	7,735

Net interest income after provision for loan losses	24,527	24,866	25,103	26,993	101,489
Non-interest income	8,100	7,937	8,052	8,684	32,773
Net securities gains	661	155	1,219	733	2,768
Non-interest expense	21,135	21,446	22,173	25,118	89,872

Income before income taxes	12,153	11,512	12,201	11,292	47,158
Provision for income taxes	2,394	2,149	2,173	2,260	8,976

Net income	$9,759	$9,363	$10,028	$9,032	$38,182

Earnings per share—basic	$0.49	$0.48	$0.50	$0.44	$1.91

Earnings per share—diluted	$0.49	$0.48	$0.50	$0.43	$1.90

NON-GAAP MEASURES

The Annual Report on Form 10-K contains financial information other than that provided by accounting principles generally accepted in the United States of America (“GAAP”). WesBanco’s management believes these non-GAAP measurements, which exclude the effects of merger-related and restructuring expenses, are essential to a proper understanding of the operating results of WesBanco’s core business largely because they allow investors to see clearly the performance of WesBanco without the restructuring charges included in certain key financial ratios. These non-GAAP measurements are not a substitute for operating results determined in accordance with GAAP nor do they necessarily conform to non-GAAP performance measures that may be presented by other companies. These non-GAAP measures should not be compared to non-GAAP performance measures of other companies.

NON-GAAP RECONCILIATION

	December 31,
(dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001
Net income	$42,757	$38,182	$36,130	$34,826	$29,002
Add back: merger-related expenses, net of tax (1)	347	238	154	1,509	141
Add back: restructuring expenses, net of tax (1)	571	—	—	—	—

Core operating earnings	$43,675	$38,420	$36,284	$36,335	$29,143

Net income per common share—basic	$1.90	$1.91	$1.80	$1.70	$1.60
Effects of merger-related expenses, net of tax (1)	0.02	0.01	0.01	0.07	0.01
Effects of restructuring expenses, net of tax (1)	0.03	—	—	—	—

Core operating earnings per common share—basic	$1.95	$1.92	$1.81	$1.77	$1.61

Net income per common share—diluted	$1.90	$1.90	$1.80	$1.70	$1.60
Effects of merger-related expenses, net of tax (1)	0.02	0.01	0.01	0.07	0.01
Effects of restructuring expenses, net of tax (1)	0.03	—	—	—	—

Core operating earnings per common share—diluted	$1.95	$1.91	$1.81	$1.77	$1.61

Return on average assets	0.95%	1.07%	1.08%	1.13%	1.21%
Effects of merger-related expenses, net of tax (1)	0.01%	0.01%	0.00%	0.05%	0.01%
Effects of restructuring expenses, net of tax (1)	0.01%	0.00%	0.00%	0.00%	0.00%

Core return on average assets	0.97%	1.08%	1.08%	1.18%	1.22%

Return on average equity	10.13%	11.37%	11.38%	10.95%	11.28%
Effects of merger-related expenses, net of tax (1)	0.08%	0.07%	0.05%	0.47%	0.05%
Effects of restructuring expenses, net of tax (1)	0.14%	0.00%	0.00%	0.00%	0.00%

Core return on average equity	10.35%	11.44%	11.43%	11.42%	11.33%

Efficiency ratio (2)	60.09%	58.29%	56.12%	54.73%	55.28%
Effects of merger-related expenses	(0.32)%	(0.26)%	(0.18)%	(1.80)%	(0.20)%
Effects of restructuring expenses	(0.53)%	0.00%	0.00%	0.00%	0.00%

Core efficiency ratio	59.24%	58.03%	55.94%	52.93%	55.08%

(1)	the related income tax expense is calculated using a combined Federal and State income tax rate of 40%.

(2)	the yield on earning assets, net interest margin, net interest spread and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and non-taxable amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Q’s for the prior quarters ended September 30, 2005, June 30, 2005 and March 31, 2005, filed with the SEC , which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, Federal Deposit Insurance Corporation, the SEC, the NASDAQ, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

Application of Critical Accounting Policies and Estimates—WesBanco’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

The most significant accounting policies followed by WesBanco are included in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. These policies, along with other Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis (“MD&A”), provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses and the evaluation of goodwill and other intangible assets for impairment to be the accounting estimates that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.

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

Management relies on observable data from internal and external sources to evaluate each of the factors that are considered in the evaluation of the allowance, adjust assumptions and recognize changing conditions, and reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for loan losses and may have a material impact on WesBanco’s future financial condition and results of operations. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio. Please see the “Allowance for Loan Losses” section of this MD&A for more information.

Goodwill and Other Intangible Assets—In accordance with the provisions of SFAS No. 141, “Business Combinations,” WesBanco accounts for business combinations using the purchase method of accounting. Accordingly, the cost of an acquired business is allocated to each of the individual assets, including separable intangible assets, and liabilities of the business based on their relative fair values at the date of the acquisition, with the excess cost, if any, allocated to goodwill. The difference between the original basis in the asset or liability and the fair market value adjusted basis is amortized or accreted into income over the life of the related asset or liability. At December 31, 2005, the carrying value of goodwill and other intangible assets was approximately $137.3 million and $10.4 million, respectively, which represents approximately 33.1% and 2.5% of total shareholders’ equity, respectively. As WesBanco continues to acquire additional businesses, goodwill and other intangible assets subject to amortization and/or impairment testing may comprise an even larger percentage of total shareholders’ equity and in turn, increase the risk that its financial position or results of operations could be adversely impacted as discussed below.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized. Intangible assets with finite useful lives, consisting primarily of core deposit intangibles, are amortized using straight-line and accelerated methods over their estimated weighted-average useful lives, ranging from seven to eleven years.

In the fourth quarter of each year, the carrying value of goodwill is tested for impairment. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and to the extent such additional testing results in a conclusion that the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. WesBanco uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of these methods, which may produce results that would be different than the results that could be realized in an actual transaction. Additionally, the application of different methodologies based upon different assumptions could affect the conclusions reached regarding possible impairment.

Intangible assets with finite useful lives (core deposit intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

In the event WesBanco determined that either its goodwill or finite lived intangible assets were impaired, recognition of an impairment charge could have a significant adverse impact on its financial position or results of operations in the period in which the impairment occurred. Please refer to Note 1, “Summary of Significant Accounting Policies” and Note 8, “Goodwill and Other Intangible Assets” of the Consolidated Financial Statements for additional information on goodwill and core deposit intangibles.

EXECUTIVE OVERVIEW

On January 3, 2005, WesBanco completed its acquisition of Winton and the merger of its main subsidiary, Winton Savings and Loan Company, with and into the Bank. Winton operated through seven branches and two loan production offices prior to its acquisition in the Cincinnati, Ohio Metropolitan market, which expanded WesBanco’s Ohio-based markets further into southwestern Ohio from its previously acquired Springfield/Dayton and Columbus metropolitan market areas. This acquisition furthers WesBanco’s strategy of acquiring institutions and building market share in faster growth, more metropolitan-based markets outside of its core, slower growth West Virginia-based markets. With the acquisition, WesBanco also enhanced its mortgage banking capabilities, particularly secondary market activities, as Winton had established a focus upon such business over the years in addition to having a strong presence in the western portion of Cincinnati in commercial real estate lending.

For WesBanco, after completing Winton’s data processing conversion and products/services integration, and adjusting market leadership and employment levels, much of 2005 was devoted to integrating Winton’s businesses and markets into WesBanco’s pre-existing activities. The Bank sold $67.8 million of Winton’s thirty-year fixed rate single family real estate loans in the second quarter to reduce exposure to rising interest rates, combined mortgage banking activities in Cincinnati with a smaller unit acquired in 2004 from the acquisition of Western Ohio, adjusted product offerings to more effectively compete in the marketplace while reducing associated interest rate risk from longer-term fixed rate real estate loans and commitments, and right-sized origination and back office mortgage processing activities to respond to a reduction in volumes as market interest rates rose throughout the year.

WesBanco also restructured other portions of its businesses in the third quarter of 2005, announcing a workforce reduction of 76 positions, 37 of which were eliminated through layoffs, with the remaining positions eliminated through attrition. Also, two loan production offices were closed in Pittsburgh and Cincinnati. A $1.0 million pre-tax severance charge was recorded in conjunction with such restructuring. Overall, WesBanco reduced its total full time equivalent employees from 1,358, as of March 31, 2005, after the Winton acquisition, to approximately 1,200 at year-end. WesBanco also announced its intention to sell four branch offices in Ritchie County, West Virginia to another bank. The transaction is expected to close prior to the end of the first quarter of 2006. These branches had approximately $37.7 million in deposits and $20.8 million in net loans at time of announcement. WesBanco anticipates recording a net pre-tax gain of approximately $2.4 million in the first quarter of 2006 from the sale.

During the year, WesBanco announced other branch activities, including a combination of two locations in Marietta, Ohio into a new facility to be built in 2006, the combination of three existing branches in Barnesville, Ohio into a new location to be constructed by mid-2006, the relocation of a branch in Kingwood, West Virginia into a newly-opened facility, and a new location in Bexley, Ohio, a suburb of Columbus, which opened late in the fourth quarter. Another suburban Columbus location was consolidated into a pre-existing location in New Albany, Ohio and WesBanco announced plans to relocate its Reynoldsburg, Ohio location in 2006 to a branch to be constructed nearby, in a more commercially active location. Finally, WesBanco will construct in 2006 a new branch in Wheeling, West Virginia in the new Highlands shopping center development, next to a Cabela’s outdoor sporting goods superstore. During 2006, WesBanco may add other locations in Columbus, Ohio, between Cincinnati and Dayton, Ohio, or in southwestern Pennsylvania. Certain branches in slower growth markets may be reviewed in 2006 for potential sale, consolidation or closure.

During 2005, WesBanco experienced a declining net interest margin and slower loan and deposit growth primarily due to higher short-term interest rates and a flatter interest rate yield curve, with the spread between 2 and 10 year U.S. Treasuries decreasing from 115 basis points at December 31, 2004 to minus 1 basis point at December 31, 2005. In early 2006, the interest rate yield curve has inverted, with longer-term rates lower than current short-term rates. The federal funds rate, controlled by the Federal Reserve, increased 2.0% during the year to 4.25%, with a further increase in January 2006 to 4.5% and market expectations of at least one or two more 0.25% increases by mid-year.

WesBanco’s strategy during 2005 was to control short-term deposit rates on money market demand accounts, interest-bearing checking accounts and certain savings accounts in order to hold down its overall cost of funds while offering competitive certificate of deposit specials in certain non-standard maturities and enhancing a premium savings account. During a period of lower overall commercial loan growth, as total new loan volumes decreased somewhat from 2004’s level, due to fewer mortgage refinancings and overall lower demand as rates increased, WesBanco’s strategy was to protect the net interest margin and as a result, it sought to hold down its cost of deposits. Also, cash flows from investment security paydowns and maturities were used to pay off maturing Federal Home Loan Bank borrowings. WesBanco expects to continue such strategies into the first part of 2006, while also using investment security cash flows to fund anticipated loan growth.

Another strategy employed during the year was utilizing a new free checking marketing campaign to increase retail and small business non-interest bearing checking accounts, as such accounts are more valuable in periods of rising interest rates. A fourth quarter campaign produced over 8,500 new checking accounts, and overall, total non-interest bearing checking accounts grew approximately $37 million during the year. The new marketing campaign also emphasized a new tag line for WesBanco, “By all accounts, better” emphasizing WesBanco’s focus on superior customer service, developed by a new creative marketing agency hired during the year.

WesBanco enhanced its non-interest income during the year by increasing trust and investment income by almost 10.0%, primarily due to new fee schedules, and improving deposit service charge income by 21.0% due to new account activity and promotion of a new overdraft product rolled out in the fourth quarter.

WesBanco’s loan quality held steady in 2005 over 2004, with measures of non-performing loans and assets and net charge-offs relatively the same as in 2004, although WesBanco did experience higher net charge-offs in the fourth quarter due to elevated levels of consumer bankruptcies filed in advance of bankruptcy reform legislation taking effect on October 17, 2005.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s earnings for 2005 were $42.8 million or $1.90 per diluted share compared to $38.2 million or $1.90 per diluted share in 2004. The results for 2005 reflect the acquisition of Winton and its subsidiary, Winton Savings and Loan Company from the closing date of the acquisition on January 3, 2005 as well as the full year impact of the Western Ohio acquisition completed on August 31, 2004. Please refer to Note 3, “Business Combinations” of the Consolidated Financial Statements for additional information on the Winton and Western Ohio acquisitions. WesBanco’s 2005 financial performance was impacted by a flattening interest rate yield curve, which impacted balance sheet growth and served to reduce the net interest margin. Increased net interest income was primarily the result of the full year impact of the two acquisitions, and non-interest income was also favorably impacted by the acquisitions as well as growth in trust fees, service charges on deposits from a new overdraft product and debit card fees. Offsetting these positive factors were higher operating expenses primarily from the acquisitions, higher income taxes as pre-tax income grew and the effective tax rate increased, and to a lesser degree, a higher provision for possible loan losses. While net income was up 12.0% overall, earnings per share on a diluted basis were flat with the prior year due to the additional shares issued for the acquisitions, net of share repurchase activity. WesBanco’s core operating earnings, a non-GAAP measure defined as net income adjusted for the after-tax impact of any merger-related or restructuring expenses, which measure management uses and believes is essential to obtain a proper understanding of WesBanco’s core operations, were $43.7 million for 2005 as compared to $38.4 million for 2004, a 13.7% increase, with core operating diluted earnings per share calculated on the same basis for 2005 of $1.95 per share versus $1.91 for 2004, a 2.1% increase. Return on average assets was 0.95% and return on average equity was 10.13% for the year ended December 31, 2005, compared to 1.07% and 11.37%, in 2004, respectively, with both ratios impacted by lower profitability from the two acquisitions. For 2005, core return on average assets and core return on average equity were 0.97% and 10.35%, respectively. Please refer to Part II, Item 6, “Selected Financial Data” for further information about such non-GAAP measures and a reconciliation to the appropriate GAAP measure.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2005	2004	2003
Net Interest Income	$132,311	$109,224	$103,004
Taxable equivalent adjustments to net interest income	9,828	9,428	9,543

Net interest income, fully taxable equivalent	$142,139	$118,652	$112,547

Net interest margin	3.24%	3.32%	3.35%
Taxable equivalent adjustment	0.24%	0.28%	0.31%

Net interest margin, fully taxable equivalent	3.48%	3.60%	3.66%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets (loans, securities and federal funds sold) and interest expense on liabilities (deposits, short-term and long-term borrowings). Net interest income, which comprised 77.2% of total revenues for 2005 compared to 75.4% for 2004, is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.

Net interest income increased in 2005 compared to 2004, due to a $795.0 million increase in average earning assets, somewhat offset by a lower net interest margin, which decreased to 3.48% for 2005 as compared to 3.60% for 2004. The lower net interest margin in 2005 was due to the average yield on interest bearing liabilities increasing at a faster pace than the increase in average yield on earning assets. Additionally, both Winton and Western Ohio historically had lower net interest margins prior to their acquisition. The current rising rate and competitive market environment is also placing upward pressure on deposit rates as WesBanco adjusts its rates based on its liquidity needs and competition for deposits by other institutions. Earning asset yields from loans and investments are not increasing as rapidly due both to WesBanco’s slight liability sensitive position (see “Market Risk” in Item 7A. Quantitative And Qualitative Disclosures about Market Risk) and continuing competitive rate pressure from both new and existing loan customers. These factors impacted net interest spread by 13 basis points.

Interest income increased in 2005 compared to 2004, due to an increase in the yield on average earning assets. As shown in Table 2, the yield on average earning assets for 2005 increased by 31 basis points to 5.74% from 5.43% in 2004. The increased yield was due to the realization of higher rates on new earning assets and the repricing of existing earning assets. The increase in average earning assets for 2005 was due primarily to the Winton and Western Ohio acquisitions, and to net organic growth in commercial real estate and mortgage loans, which was partially offset by the sale of approximately $67.8 million of loans. Total average loans as a percentage of total average earning assets increased to 72.2% in 2005 compared to 64.8% for 2004. Although the Federal Reserve increased short-term interest rates by 200 basis points in 2005, WesBanco’s loan portfolio net yield has not improved commensurately, with overall yield up 26 basis points to 6.04% as the variable portion of the loan portfolio does not reprice to the higher interest rates as quickly due to certain variable rate loans having initial fixed rate terms or interest rate adjustments that may not take effect immediately. Also the portion of the loan portfolio that is considered fixed has increased due to the acquisition of the two thrift institutions, both of which had a greater portion of fixed rate real estate loans as compared to WesBanco’s preexisting loan portfolio.

The average yield on the investment portfolio increased to 4.97% for 2005 compared to 4.83% for 2004. During 2005, the investment portfolio saw reduced activity, as WesBanco did not purchase any significant quantity of new investment securities after mid-year to replace proceeds from maturities, prepayments, calls or sales. WesBanco shifted its strategy with the narrowing of the interest rate yield curve and the increased cost of borrowings as short-term interest rates rose faster than replacement investment security yields. As a result, WesBanco used such proceeds to pay down short-term borrowings during the year or to fund the $51.5 million organic net increase in loans. This strategy was accomplished to support the net interest margin and reduce overall reliance on short-term borrowings, while sacrificing some net interest income that may have occurred if the investment portfolio had been held relatively constant with year-end 2004 levels.

Interest expense increased in 2005 compared to 2004, as shown in Table 2, due a higher volume of total deposits from the acquisitions and due to the average rate paid on interest bearing liabilities for 2005 increasing 44 basis points to 2.52%, compared to 2.08% for 2004. The increase in rates paid on interest bearing liabilities was primarily due to WesBanco increasing rates on deposit products in response to competitive pressures in a rising rate environment, and a shift in mix to higher costing certificates of deposit and a premium savings product due to customer preference and a higher orientation to these products from the acquisitions. Neither of the thrifts prior to their acquisitions had comparable percentages of lower costing transaction accounts versus WesBanco’s pre-acquisition percentages.

Money market demand accounts (“MMDAs”) decreased throughout 2005 as competitive offerings and teaser rates from other institutions, as well as WesBanco’s desire to protect the net interest margin resulted in a reduction of $143.5 million in such MMDA balances. A portion of such accounts reprice as prime increases, but the other tiers are priced at management’s discretion. Much of this reduction was captured in increased savings deposits, up $100.0 million, as a new premium savings product was introduced and marketed across all regions. Also contributing to a higher cost of funds were higher levels of wholesale borrowings, including Federal Home Loan Bank advances, overnight federal funds purchased and customer repurchase agreements, and junior subordinated debt created from WesBanco’s issuance of trust preferred securities from a special purpose trust. As rates rose, WesBanco reduced its percentage of short-term and FHLB borrowings from 20.6% of total assets at the end of the first quarter after the Winton acquisition to 19.4% at year end.

WesBanco expects further contraction in the net interest margin in 2006 if short-term rates continue to rise or if the net interest yield curve remains flat or inverts for a period of time. For further discussion, please see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

TABLE. 2 AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2005			2004			2003
(dollars in thousands)	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$4,165	$68	1.63%	$3,227	$31	0.96%	$1,785	$3	0.17%
Loans, net of unearned income (1)	2,950,987	178,291	6.04%	2,134,181	123,270	5.78%	1,845,311	115,311	6.25%
Securities: (2)
Taxable	711,635	28,093	3.95%	767,750	28,512	3.71%	830,731	32,246	3.87%
Tax-exempt (3)	418,904	28,080	6.70%	379,175	26,937	7.10%	372,991	27,265	7.31%

Total securities	1,130,539	56,173	4.97%	1,146,925	55,449	4.83%	1,203,722	59,511	4.94%
Federal funds sold	1,377	41	2.98%	7,946	114	1.43%	20,451	234	1.14%

Total earning assets (3)	4,087,068	234,573	5.74%	3,292,279	178,864	5.43%	3,071,269	175,059	5.70%

Other assets	399,992			292,175			283,971

Total Assets	$4,487,060			$3,584,454			$3,355,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$329,498	$1,700	0.52%	$299,746	$907	0.30%	$286,432	$998	0.35%
Money market accounts	523,285	10,011	1.91%	575,594	9,731	1.69%	542,002	10,879	2.01%
Savings deposits	457,613	3,411	0.75%	355,678	1,129	0.32%	358,461	1,893	0.53%
Certificates of deposit	1,381,090	43,057	3.12%	981,325	27,819	2.83%	957,759	30,969	3.23%

Total interest bearing deposits	2,691,486	58,179	2.16%	2,212,343	39,586	1.79%	2,144,654	44,739	2.09%
Federal Home Loan Bank borrowings	670,157	22,871	3.41%	445,622	15,204	3.41%	355,960	13,932	3.91%
Other borrowings	214,710	6,324	2.95%	176,783	2,482	1.40%	175,909	2,398	1.36%
Junior subordinated debt	84,418	5,060	5.99%	53,242	2,940	5.52%	22,260	1,443	6.48%

Total interest bearing liabilities	3,660,771	92,434	2.52%	2,887,990	60,212	2.08%	2,698,783	62,512	2.32%

Non-interest bearing demand deposits	370,448			327,754			301,033
Other liabilities	33,824			32,919			37,933
Shareholders’ Equity	422,017			335,791			317,491

Total Liabilities and Shareholders’ Equity	$4,487,060			$3,584,454			$3,355,240

Net interest spread			3.22%			3.35%			3.38%
Taxable equivalent net interest margin (3)		$142,139	3.48%		$118,652	3.60%		$112,547	3.66%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $3.8 million, $2.9 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.

(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2005 Compared to 2004			2004 Compared to 2003
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$13	$24	$37	$4	$24	$28
Loans, net of unearned income	49,200	5,821	55,021	18,219	(10,260)	7,959
Taxable securities	(2,199)	1,780	(419)	(2,246)	(1,488)	(3,734)
Tax-exempt securities (2)	2,708	(1,565)	1,143	475	(803)	(328)
Federal funds sold	(138)	65	(73)	(168)	48	(120)

Total interest income change (2)	49,584	6,125	55,709	16,284	(12,479)	3,805

Increase (decrease) in interest expense:
Interest bearing demand deposits	96	697	793	65	(156)	(91)
Money market	(933)	1,213	280	822	(1,970)	(1,148)
Savings deposits	405	1,877	2,282	(12)	(752)	(764)
Certificates of deposit	12,196	3,042	15,238	913	(4,063)	(3,150)
Federal Home Loan Bank borrowings	7,655	12	7,667	3,447	(2,175)	1,272
Other borrowings	625	3,217	3,842	28	56	84
Junior subordinated debt	1,849	271	2,120	1,876	(379)	1,497

Total interest expense change	21,893	10,329	32,222	7,139	(9,439)	(2,300)

Net interest income increase (decrease) (2)	$27,691	$(4,204)	$23,487	$9,145	$(3,040)	$6,105

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses for the year ended December 31, 2005 increased $0.3 million or 4.0% to $8.0 million compared to $7.7 million for the year ended December 31, 2004. This increase primarily reflects the inherent risk of probable loss associated with organic growth during the year, heightened consumer bankruptcies experienced in the third and fourth quarters, and other factors considered when determining the level of the allowance for loan losses.

On January 25, 2006, WesBanco was notified by the lead lender of a default on a $5 million commercial loan participation, which prompted the loan to be classified as substandard and placed on non-accrual subsequent to December 31, 2005. The allowance for loan losses was considered adequate to absorb a probable loss on this loan based on information available at that time. Wesbanco anticipates no significant impact upon the provision for loan losses during the first quarter of 2006, but will continue to actively monitor this loan for future developments. For additional information on the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2005	2004
Trust fees	$14,305	$13,056	$1,249	9.6%
Service charges on deposits	11,534	9,550	1,984	20.8%
Bank-owned life insurance	2,844	2,962	(118)	(4.0)%
Net securities gains	2,021	2,768	(747)	(27.0)%
Net gains on sale of loans	1,016	350	666	190.3%
Other income	7,413	6,855	558	8.1%

Total non-interest income	$39,133	$35,541	$3,592	10.1%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional non-interest income to WesBanco. In 2005, non-interest income comprised 22.8% of total net revenues compared to 24.6% in 2004. Both acquired companies had lower non-interest income to total net revenue ratios prior to their acquisition. For this purpose, net revenues are computed by dividing non-interest income by the total of non-interest income and net interest income.

Trust fees, which are generally driven by the market value of assets under management, increased in 2005 although the market value of assets under management decreased from $2.7 billion at December 31, 2004 to $2.6 billion at December 31, 2005. The increase in trust fees was primarily driven by the introduction of a new fee schedule in July 2005. Service charges on deposits increased to $11.5 million from $9.6 million in 2004 due to growth in deposit accounts as a result of the Winton acquisition and a successful fourth-quarter marketing campaign, an increase in fees, the introduction of a new overdraft protection product and the full year impact of the Western Ohio acquisition.

Bank-owned life insurance income decreased slightly in 2005 compared to 2004, as yields earned on the underlying insurance company general investment portfolios decreased from the prior year. Net securities gains for 2005 decreased compared to 2004. Net gains in 2005 were mostly from the sale of securities that were expected to underperform in a period of rising rates, primarily from duration and average maturity extension risk. In addition, WesBanco sold a portion of the investment securities acquired from Winton. Approximately, $1.1 million in gains were recorded from two equity securities for institutions that were sold in 2005. During 2004, WesBanco sold certain mortgage-backed securities and callable agency securities exhibiting high prepayment rates that would indicate extension risk in a rising rate environment. WesBanco also sold a portion of the acquired investment securities from the 2004 Western Ohio acquisition in order to re-align the acquired investment portfolio. Also included in realized security gains in 2004 was a pre-tax gain of $0.9 million on the sale of common equity securities for an institution involved in a merger.

In 2005, WesBanco sold $76.6 million in loans to the secondary market compared to $27.4 million in 2004. Included in other income were $1.0 million in net gains on the sales of these mortgage loans compared to $0.3 million for 2004. WesBanco sold approximately 16% of all closed mortgage loan activity in 2005.

WesBanco anticipates non-interest income in 2006 will be increased by approximately $2.4 million due to the sale of four branches with $37.7 million in deposits and $20.8 million in net loans as of the date of announcement in September, 2005. The sale is expected to close before the end of the first quarter, and is part of WesBanco’s continuing branch optimization program of analyzing smaller, slower growth branch locations for sale, renovation, merger with a nearby office or closure. The branch sales were considered to be part of continuing operations, as management considered factors such as the branches being operated as part of a larger regional market encompassing the Parkersburg/Marietta metropolitan service area, the locations were relatively isolated from the main portion of the market and in very small rural communities, and WesBanco has the ability to continue marketing to those customers through mass media, internet and ATMs, if the company so chooses. Consumer installment and residential loans, as well as certain small business loans from the branches are being sold to the acquirer but in total amounts representing approximately one half of the deposit liabilities being transferred.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2005	2004
Salaries and wages	$41,799	$35,530	$6,269	17.6%
Employee benefits	14,491	11,863	2,628	22.2%
Net occupancy	7,167	5,763	1,404	24.4%
Equipment	8,381	7,728	653	8.4%
Core deposit intangible	2,667	1,371	1,296	94.5%
Merger-related and other restructuring expenses	1,530	397	1,133	285.4%
Other operating	32,885	27,220	5,665	20.8%

Total non-interest expense	$108,920	$89,872	$19,048	21.2%

WesBanco continually strives to expand its product and service offerings by investing in new and improved technology, expanding its ATM and branch networks into new larger high growth metropolitan markets, upgrading existing branches, forming strategic alliances, and developing new and innovative products and services designed to enhance customers’ overall banking experience. In 2005, WesBanco expanded its branch network from 80 branches at December 31, 2004 to 85 branches at December 31, 2005 through the addition of seven branches as a result of the Winton acquisition, which was offset by the closing of two previously existing offices plus two loan production offices. An ongoing commitment to customer satisfaction and expansion into new larger high growth metropolitan markets typically results in higher expenses. Accordingly, non-interest expenses increased $19.0 million or 21.2% over 2004, which includes the effects of the Winton acquisition and the full year impact of the Western Ohio acquisition.

Salaries and wages increased to $41.8 million in 2005 from $35.5 million in 2004 due to the acquisition of Winton and normal salary increases. Full-time equivalent employees (“FTEs”) increased from 1,209 at December 31, 2004 to 1,358 following the acquisition of Winton as of March 31, 2005. During the third and fourth quarters of 2005, WesBanco eliminated a number of positions pursuant to a restructuring plan announced in the third quarter, resulting in FTEs of 1,200 at December 31, 2005. A $1.0 million severance charge was recorded in connection with the restructuring, which is included in merger-related and other restructuring expenses and is the primary reason for the increase. The remainder of the costs in both years was related to the two acquisitions.

Employee benefits were $14.5 million in 2005 compared to $11.9 million in 2004 as a direct result of the increase in FTEs discussed above as well as an increase in health insurance costs. The increase consisted primarily of a $0.6 million increase in payroll taxes, $0.6 million increase in retirement benefits and $1.3 million increase in health insurance costs.

Net occupancy expense, which is comprised of utility costs, facilities rental, repairs and maintenance and depreciation expenses increased to $7.2 million in 2005 compared to $5.8 million in 2004 due primarily to the Winton acquisition and the full year impact of the Western Ohio acquisition.

Equipment expense, which is comprised of equipment rental, repairs and maintenance and depreciation expenses increased to $8.4 million in 2005 compared to $7.7 million in 2004 due primarily to the acquisitions.

Amortization of core deposit intangible assets increased to $2.7 million in 2005 from $1.4 million in 2004 due to the Winton acquisition and the full year impact of the Western Ohio acquisition.

Other operating expenses increased $5.7 million to $32.9 million in 2005 compared to $27.2 million in 2004. The increase is comprised of a $1.0 million increase in miscellaneous taxes, a $1.4 million increase in marketing expenses, a $1.0 million increase in communications costs, a $0.8 million increase in professional fees and $1.5 million increase in various other areas, including electronic banking activity, postage expenses and operations losses. Except for the increase in marketing expense, the increases are due primarily to the Winton acquisition and the full year impact of the Western Ohio acquisition. The increase in marketing expense is primarily attributable to the new branding and free checking campaigns introduced in October of 2005.

INCOME TAXES

The provision for federal and West Virginia state income taxes was $11.7 million in 2005 compared to $9.0 million in 2004, resulting in an effective tax rate of 21.5% in 2005 compared to 19.0% in 2004. The effective tax rate for 2006 is projected to be approximately 22.0% to 22.5%. Federal income tax expense increased $2.6 million to $11.1 million in 2005 from $8.5 million in 2004 primarily due to an increase in pre-tax income and lower tax-exempt income as a percentage of total income. West Virginia income tax expense, which is calculated using a statutory rate of 9%, and is based on federal taxable income subject to certain modifications, totaled $0.7 million in 2005 compared to $0.5 million for 2004. WesBanco is not subject to income taxes in Ohio and Pennsylvania but does pay corporate franchise taxes in those states, which is included in other operating expenses.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2005-2004		2003
(dollars in thousands)	2005	2004	$ Change	% Change
Securities available-for-sale (at fair value):
U.S. Treasury	$11,397	$—	$11,397	100.0%	$—
Other government agencies and corporations	248,111	314,399	(66,288)	(21.1)%	387,419
Mortgage-backed securities	295,822	397,341	(101,519)	(25.5)%	348,080
Obligations of states and political subdivisions	36,227	42,497	(6,270)	(14.8)%	17,944
Corporate debt and equity securities	11,614	11,083	531	4.8%	13,440

Total securities available-for-sale	603,171	765,320	(162,149)	(21.2)%	766,883

Securities held-to-maturity (at amortized cost):
Other government agencies and corporations	—	—	—	—%	39,574
Obligations of states and political subdivisions	389,393	367,780	21,613	5.9%	369,816

Total securities held-to-maturity	389,393	367,780	21,613	5.9%	409,390

Total securities	$992,564	$1,133,100	$(140,536)	(12.4)%	$1,176,273

Available-for-sale securities:
Weighted average yield at the respective year end	3.96%	3.95%			3.90%
As a % of total securities	60.8%	67.5%			65.2%
Weighted average life (in years)	3.1	3.0			3.3
Held-to-maturity securities:
Weighted average yield at the respective year end	6.53%	6.70%			6.51%
As a % of total securities	39.2%	32.5%			34.8%
Weighted average life (in years)	4.8	5.1			4.9

(1)	At December 31, 2005 and 2004, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, decreased 12.4% from December 31, 2004 to December 31, 2005. A portion of the cash flows from the investment portfolio were used to fund new loans with higher yields and to paydown FHLB advances. For 2005, the investment portfolio’s yield on a tax equivalent basis was 4.97% which was slightly higher than 2004’s yield of 4.83%. For 2005, cash flows from the portfolio due to calls, maturities and prepayments decreased to $270.7 million, which was lower than the $318.4 million for 2004. Likewise, proceeds from sales decreased from $161.0 million in 2004 to $129.0 million in 2005. As a result of 2005 investment security sales and reduced reinvestment or purchase opportunities, the percentage of investment securities in the available-for-sale category decreased during the year to 60.8% from 67.5% at year-end 2004.

At December 31, 2005, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.59% and 1.74%, respectively, compared to 0.64% and 1.60% at December 31, 2004, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for 2005 was $3.4 million, down from the $5.5 million experienced in 2004. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations, mortgage-backed securities and federal agency securities in the available-for-sale portion of the investment portfolio, is subject to increased amortization in times of accelerated prepayments. The discount accretion on the investment portfolio recorded into income was $1.8 million for 2005 and 2004. The discount primarily relates to obligations of states and political subdivisions, which have longer average maturities, comprising 84.3% of the total discount.

At December 31, 2005, WesBanco had $226.1 million in investment securities in an unrealized loss position for less than 12 months and $432.8 million in investment securities in an unrealized loss position for more than 12 months, compared to $432.3 and $89.8 million for the same categories at December 31, 2004, respectively. WesBanco believes that all of the unrealized securities losses at December 31, 2005, are considered temporary impairment losses due to the securities having lower interest rates than current market interest rates rather than such securities experiencing credit downgrades. Accordingly, no impairment loss has been recorded in the Consolidated Statements of Income in 2005. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for more information.

Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $12.3 million market loss as of December 31, 2005, compared to a $1.6 million market loss as of December 31, 2004. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available-for-sale portfolio and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale as well as the portion of new investments allocated to this category versus the held-to-maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

	December 31, 2005
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available-for-sale: (2)
U.S. Treasury	$11,400	4.12%	$—	—%	$—	—%	$—	—%
Other government agencies and corporations	47,037	3.54%	181,499	3.69%	23,901	3.81%	—	—
Mortgage-backed securities (3)	3,360	4.19%	263,548	4.05%	33,802	4.31%	4,518	5.21%
Obligations of states and political subdivisions (1)	9,351	3.65%	3,750	3.95%	6,382	5.57%	17,067	5.29%
Corporate debt and equity securities	—	—	6,140	3.38%	—	—	3,694	4.49%

Total securities available-for-sale	71,148	3.68%	454,937	3.89%	64,085	4.25%	25,279	5.16%

Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions (1)	4,267	7.59%	29,479	6.66%	137,533	6.62%	218,114	6.43%

Total securities	$75,415	3.90%	$484,416	4.06%	$201,618	5.87%	$243,393	6.30%

*	Yields are calculated using a weighted-average yield to maturity.

(1)	Average yields on obligations of states and political subdivisions have been calculated on a taxable equivalent basis using the federal statutory tax rate of 35%.

(2)	Maturity amounts and average yields on securities available-for-sale have been calculated based on amortized cost.

(3)	Mortgage-backed securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives.

LOANS AND CREDIT RISK

The loan portfolio is WesBanco’s single largest balance sheet asset classification and the largest source of interest income. The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. In addition to the inherent risk of a change in a borrower’s repayment capacity, economic conditions and other factors beyond WesBanco’s control can adversely impact credit risk. WesBanco’s primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration that varies by the type of loan. WesBanco’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s repayment capacity; the adequacy of collateral, if any, to secure the loan; and other factors unique to each loan that may increase or mitigate its risk.

WesBanco’s loan portfolio consists of the five major types of loans set forth in Table 8. WesBanco makes loans for business and consumer purposes. Business purpose loans consist of commercial and industrial loans as well as commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Loans held for sale may include both business purpose and consumer purpose loans. Each type of loan entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. The elements of risk that are distinct to a particular type of loans are explained further throughout this section of MD&A.

TABLE 8. COMPOSITION OF LOANS

	December 31,
	2005		2004		2003		2002		2001
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$417,161	14.2%	$409,904	16.5%	$369,786	19.1%	$306,071	16.8%	$271,269	17.6%
Commercial real estate	1,118,342	38.0%	898,140	36.1%	623,243	32.2%	504,902	27.7%	342,337	22.2%
Residential real estate	929,823	31.6%	771,337	31.0%	577,362	29.9%	569,095	31.3%	501,916	32.6%
Home equity	175,651	6.0%	148,486	6.0%	111,981	5.8%	117,964	6.5%	98,400	6.4%
Consumer	271,100	9.2%	257,499	10.3%	249,425	12.9%	318,129	17.4%	320,251	20.8%

Total portfolio loans	2,912,077	99.0%	2,485,366	99.9%	1,931,797	99.9%	1,816,161	99.7%	1,534,173	99.6%
Loans held for sale	28,803	1.0%	3,169	0.1%	1,741	0.1%	4,724	0.3%	5,522	0.4%

Total loans	$2,940,880	100.0%	$2,488,535	100.0%	$1,933,538	100.0%	$1,820,885	100.0%	$1,539,695	100.0%

(1)	Loans are presented gross of the allowance for loan losses, net of unearned income on consumer loans and unamortized net deferred loan fees.

The increase in total portfolio loans between December 31, 2004 and December 31, 2005 reflects the Winton merger and organic growth in commercial real estate and consumer loans, net of the impact of loan sales and other risk reduction strategies. Acquired growth is entirely attributed to loans acquired in the Winton merger, which consisted primarily of commercial real estate, residential real estate, and home equity loans. Organic growth was fueled by continued penetration into new markets, expansion of existing commercial and industrial and commercial real estate customer relationships as a result of increased calling efforts on current and prospective customers in all markets, renewed focus on direct consumer lending, and new indirect lending opportunities. Approximately $20.8 million of loans attributed to the Ritchie County branch offices were reclassified to held for sale, thereby decreasing all types of portfolio loans at December 31, 2005.

Commercial and industrial loan growth was tempered by the interest rate environment, higher energy costs and renewed concerns that the anticipated economic recovery is not as strong or sustainable, which may have constrained business expansion and new capital expenditures. Some of the organic growth during 2005 was offset by planned exits of approximately $8.0 million of floor plan loans.

Commercial real estate markets remained strong in all markets during 2005 despite rising interest rates as investors continued to view investments in real estate as attractive. Continued penetration into the Columbus, Ohio and upper Ohio Valley markets accounted for most of the organic growth in commercial real estate loans. Included in commercial real estate are construction loans totaling $82.7 million or 7.4% of total commercial real estate loans at December 31, 2005 compared to $54.0 million at December 31, 2004. This increase in construction lending resulted from new residential development primarily in and around the Columbus market as well as other parts of Ohio. Certain under-performing commercial real estate loans with a market value of $6.0 million were reclassified to held for sale at December 31, 2005 as part of WesBanco’s ongoing risk reduction strategies.

Residential real estate loans declined despite an increase in lending volume in 2005. New loans originated for the portfolio approximated $182.0 million in 2005 compared to $166.0 million in 2004. This increase in volume was driven by consumers seeking to lock in attractive interest rates in anticipation of a rising interest rate environment. Residential real estate loans were also reduced by the strategic sale from the portfolio of $67.8 million of fixed rate loans in the second quarter of 2005. WesBanco began placing greater emphasis on originating loans for sale in the secondary market to meet consumer demand for fixed rates without exacerbating the interest rate risk of retaining such loans in the portfolio. Included in residential real estate loans are construction loans totaling $20.4 million at December 31, 2005 and $9.5 million at December 31, 2004. The increase in residential construction loans is attributable to the favorable interest rate environment that existed for most of the year.

Home equity lines of credit decreased slightly despite marketing campaigns aimed at increasing this type of lending. While home equity lending remains an attractive form of financing for many consumers, the maturation of the product’s life cycle combined with many consumers taking advantage of the low interest rate environment to consolidate their revolving debt into a single mortgage limited new growth in 2005. Average usage of active home equity lines of credit was generally in the range of 55% in 2004 and 2005.

Consumer loans increased after several consecutive years of declining balances as a result of an increased focus on direct consumer lending and expansion of the indirect portfolio into recreational vehicle loans originated by regional brokers. This new source of indirect lending helped reverse recent declines in automobile lending that resulted from manufacturers offering zero-percent or low interest rate automobile financing.

WesBanco generally extends credit to borrowers that are primarily located within the market areas where WesBanco has branch offices. There are no significant loans to commercial and industrial borrowers or loans to finance commercial real estate located outside of WesBanco’s market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with WesBanco. Purchased pools of residential real estate loans include properties located within and outside of WesBanco’s markets. The Western Ohio and Winton mergers, as well as continued organic growth in Columbus, Ohio market have diversified the geographic distribution of the loan portfolio, which was previously more focused within West Virginia.

LOAN COMMITMENTS

Loan commitments, which are not reported on the balance sheet, consist of available balances under lines and letters of credit for both business and consumer purpose loans. This includes commercial and industrial lines of credit, home equity and other consumer lines of credit, commercial and residential construction loans, and commercial and standby letters of credit. Beginning in 2005, loan commitments also include obligations pursuant to a new deposit account overdraft protection program initially made available to consumer depositors. Loan commitments are summarized in Table 9.

TABLE 9. COMPOSITION OF LOAN COMMITMENTS

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Lines of credit:
Commercial and industrial	$187,666	$177,316	$153,878	$118,340	$137,655
Commercial real estate	122,561	114,551	60,884	43,201	27,565
Residential real estate	18,755	10,838	4,796	4,376	3,356
Home equity	144,126	118,297	96,350	89,238	76,234
Consumer	12,510	10,322	9,814	6,815	6,613
Letters of credit	41,351	42,003	31,579	29,088	18,263
Deposit account overdraft limits	42,016	—	—	—	—

Total portfolio loans	568,985	473,327	357,301	291,058	269,686
Loans held for sale	2,595	—	—	—	—

Total loans	$571,580	$473,327	$357,301	$291,058	$269,686

The increase in commitments to extend credit between December 31, 2004 and December 31, 2005 is the result of growth in commercial and industrial lines of credit, commercial real estate and residential real estate construction loans as well as the new overdraft protection program. Loan commitments acquired in the Winton merger approximated $46.0 million and consisted primarily of home equity lines of credit and commercial real estate construction loans.

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

Overdraft protection limits are established for demand deposit accounts that meet the criteria for eligibility and represent potential loan balances. While these limits generally permit automatic advances when sufficient collected balances are not available, such advances are subject to WesBanco’s discretion and may be suspended or cancelled at any time.

CREDIT RISK—BUSINESS PURPOSE LOANS

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

WesBanco maintains a loan grading system that categorizes business loans according to their level of credit risk. The risk grading system defines each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business purpose loans are assigned a grade at their inception, and grades are regularly reviewed and evaluated. Borrowers are required to furnish WesBanco with periodic financial statements and other information when appropriate depending on the size and type of loan, such as accounts receivable aging reports and rent rolls for investor-owned commercial real estate, to facilitate regular reviews of their repayment capacity. Credit risk is monitored by performing regular periodic reviews of borrowing relationships over a predetermined amount subsequent to their origination, which includes verifying each borrower’s compliance with applicable loan covenants. When the risk of a loan increases beyond that which is considered acceptable in the assigned grade, its grade is adjusted to reflect the change in risk. The loan grading system provides management with an effective early warning system of potential problems, assists in identifying adverse trends and evaluating the overall quality of the portfolio, and facilitates evaluating the adequacy of the allowance for loan losses.

Commercial and Industrial—Commercial and industrial loans consist of revolving lines of credit to finance accounts receivable, inventory and other working capital requirements, and term loans to finance fixed assets other than real estate for a wide variety of businesses.

The primary factors that are considered in underwriting commercial and industrial borrowers are their historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered include the borrower’s industry, their competitive advantages and disadvantages, the quality of management, and other external influences that may impact the business. These factors are also evaluated to determine their potential impact on repayment capacity.

Credit risk in the commercial and industrial category is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets, and by requiring collateral where appropriate. The type and amount of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand any temporary impairment of their cash flow.

Certain types of collateral that fluctuate with business conditions, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Readily marketable collateral such as securities, including securities held in WesBanco trust accounts, significantly mitigates credit risk but are subject to fluctuations in their market value. Therefore, readily marketable collateral is monitored to evaluate its continued adequacy to secure the loan balance.

Most commercial and industrial lines of credit are renewable or may be cancelled by WesBanco annually. However, lines of credit may also be committed for more than one year when appropriate. Term loans secured by equipment and other types of collateral have terms that are consistent with the purpose of the loan and generally do not exceed ten years. Interest rates on lines of credit are generally variable based on a short-term interest rate index such as the Prime Rate or LIBOR.

TABLE 10. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2005
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$16,768	$84,164	$24,676	$125,608
Variable rate loans	34,226	134,477	122,850	291,553

Total commercial and industrial loans	$50,994	$218,641	$147,526	$417,161

Commercial and industrial lines of credit	$26,150	$149,356	$12,160	$187,666
Commercial and industrial letters of credit	19,209	21,817	325	41,351

Total commercial and industrial loan commitments	$45,359	$171,173	$12,485	$229,017

Loans to small and medium-size businesses, which are generally defined as those with annual revenues of $5 million or less, represent between 75% and 80% of the commercial and industrial loan portfolio. Unsecured commercial and industrial loans approximated $35.0 million, or 8.4% of total commercial and industrial loans at December 31, 2005 compared to $32.3 million at December 31, 2004. Loans secured by bank deposits or readily marketable collateral approximated $54.2 million or 13.0% of total commercial and industrial loans at December 31, 2005. Syndicated commercial and industrial loans totaled $21.9 million or 5.2% of total commercial and industrial loans at December 31, 2005 compared to $22.0 million at December 31, 2004. Approximately 55% of syndicated commercial and industrial loans represent participation in loans in the Columbus, Ohio market.

WesBanco categorizes commercial and industrial loans by industry according to the North American Industry Classification System (“NAICS”) and monitors the portfolio for possible concentrations in one or more industries. The commercial and industrial portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy with no significant concentration in any single sector or industry as set forth in Table 11. The distribution of loans among sectors and industries did not change significantly from December 31, 2004 to December 31, 2005.

TABLE 11. COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY SECTOR

	December 31, 2005
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Amount	% of Total	% of Capital	Average Loan	Largest Loan
Automobile sales	$21,461	$10,688	$32,149	5.0%	7.7%	$574	$6,750
Construction and contracting	38,439	34,294	72,733	11.3%	17.5%	138	5,000
Entertainment and recreation	15,148	1,472	16,620	2.6%	4.0%	234	5,000
Government organizations	21,212	5,355	26,567	4.1%	6.4%	137	5,200
Manufacturing	31,106	21,923	53,029	8.2%	12.8%	139	4,972
Mining, energy and utilities	27,884	11,202	39,086	6.0%	9.4%	273	15,000
Other retail sales	33,176	13,438	46,614	7.2%	11.2%	127	3,100
Personal, professional and administrative services	40,999	31,617	72,616	11.2%	17.5%	122	6,358
Physicians and healthcare services	37,734	31,301	69,035	10.7%	16.6%	133	4,815
Real estate and equipment leasing	25,942	10,031	35,973	5.6%	8.7%	117	1,955
Religious organizations	29,209	4,849	34,058	5.3%	8.2%	480	15,000
Restaurants and lodging	13,530	1,972	15,502	2.4%	3.7%	103	2,500
Schools and educational services	20,516	12,404	32,920	5.1%	7.9%	914	4,500
Transportation and warehousing	11,011	1,514	12,525	1.9%	3.0%	47	1,153
Wholesale and distribution	15,404	12,038	27,442	4.2%	6.6%	139	3,000
Unclassified and other industries	34,390	24,919	59,309	9.2%	14.3%	84	4,961

Total commercial and industrial loans	$417,161	$229,017	$646,178	100.0%	155.5%	$147

Commercial Real Estate—Commercial real estate consists of loans to purchase, construct or refinance properties that are used by borrowers in the operation of their businesses, or owner-occupied, and loans to finance investor-owned rental properties, including 1-to-4 family rental properties and multi-family apartment buildings.

The primary factors that are considered in underwriting owner-occupied commercial real estate loans are identical to the factors used to underwrite commercial and industrial loans. The primary factors that are considered in determining repayment capacity for investor-owned commercial real estate are the net operating income generated by the property, the type, quality and mix of tenants in the property, and the age, condition and location of the property.

Credit risk in the commercial real estate category is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers; and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the loan balance in relation to the appraised value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan to value ratio. Real estate values are determined by obtaining appraisals of the property. Loan to value ratios are generally limited to 80% of the market value of the property, but lower ratios may be required for certain types of properties, or when other factors exist that may increase the potential volatility of the market value of a particular property type. Conversely, higher loan to value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan to value. Owner-occupied commercial real estate loans also often have other collateral in addition to real estate.

Commercial real estate risk is also managed by periodic site visits to financed properties and monitoring the factors in each of WesBanco’s markets that influence real estate collateral values such as rental rates, occupancy, and capitalization rates.

Commercial real estate construction loans are generally made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. Construction loans require payment of interest only during the construction period, which can range from as short as six months to up to three years for larger, multiple phase projects such as residential housing developments. This type of loan has the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making commercial real estate construction loans to developers with established reputations who operate in WesBanco’s markets, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed.

Environmental risk is also an important factor that is evaluated for commercial real estate loans. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property, or any adjacent properties, are likely to have resulted in contamination of the subject property.

Commercial real estate loans generally have repayment terms ranging from 10 to 25 years depending on the type, age and condition of the property. Loans with amortization periods of more than 20 years will generally also have a maturity date or call option of 10 years or less. Interest rates generally are adjustable ranging from one to five years based on an appropriate index.

TABLE 12. MATURITIES OF COMMERCIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2005
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$20,180	$67,794	$88,894	$176,868
Variable rate loans	67,117	119,068	755,289	941,474

Total commercial real estate loans	$87,297	$186,862	$844,183	$1,118,342

Total commercial real estate loan commitments	$24,296	$67,592	$30,673	$122,561

Syndicated commercial real estate loans totaled $55.4 million, or 5.0% of total commercial real estate loans at December 31, 2005 compared to $49.9 million at December 31, 2004. This increase is primarily attributable to participation loans acquired in the Winton merger. Approximately 45% of syndicated commercial real estate loans represent participation in loans in the Columbus, Ohio market.

WesBanco monitors the commercial real estate portfolio for potential concentrations within a single property type or geographic location. Commercial real estate loans are generally diversified with no significant concentration as set forth in Table 13. The distribution of loans among property types did not change materially from December 31, 2004 to December 31, 2005. However, the Winton merger increased multi-family housing loans approximately 48% over the previous year. As a result, multi-family housing loans within the Cincinnati market represent approximately 5.5% of total commercial real estate loans, which is the largest geographic accumulation of loans of a particular property type within the portfolio. The Cincinnati rental housing market has been relatively stable, new construction of multi-family units is not excessive, and there has been steady demand for properties when they become available for sale in the market. While capitalization rates for multi-family property in Cincinnati have been near historical lows, which results in higher property values, this segment of the portfolio does not appear to present more than normal credit risk at this time.

TABLE 13. COMMERCIAL REAL ESTATE LOANS BY PROPERTY TYPE

	December 31, 2005
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Amount	% of Total	% of Capital	Average Loan	Largest Loan
1-to-4 family rentals	$125,235	$15,812	$141,047	11.4%	34.0%	$104	$7,285
Multi-family apartments	176,294	20,348	196,642	15.8%	47.4%	442	9,672
Commercial general purposes	171,523	5,834	177,357	14.3%	42.7%	245	3,164
Commercial specific purposes	87,284	11,708	98,992	8.0%	23.8%	331	10,000
Hospitals and medical facilities	39,606	3,224	42,830	3.5%	10.3%	1,098	6,775
Hotels and motels	29,649	1,632	31,281	2.5%	7.5%	1,203	6,795
Industrial and warehouses	54,325	6,117	60,442	4.9%	14.6%	469	5,761
Land and land development	94,547	37,055	131,602	10.6%	31.7%	310	17,700
Multiple or mixed use	87,837	5,804	93,641	7.5%	22.6%	398	10,159
Office buildings	129,625	4,843	134,468	10.8%	32.4%	469	6,328
Shopping centers and other retail	73,599	5,992	79,591	6.4%	19.2%	412	4,269
Unclassified and other property types	48,818	4,192	53,010	4.3%	12.8%	153	4,995

Total commercial loans	$1,118,342	$122,561	$1,240,903	100.0%	299.0%	$275

Banking regulators have observed that some institutions have high and increasing concentrations of commercial real estate loans and are concerned that these concentrations may make such institutions more vulnerable to cyclical commercial real estate markets. As a result, the regulators recently issued proposed guidelines for determining if a bank has a concentration in certain types of commercial real estate loans where the source of repayment primarily depends upon rental income or the sale, refinancing, or permanent financing of the property. The proposed guidelines, which have been published for public comment and may be subject to revision before they become final, would require a bank to use heightened risk management practices to mitigate the risks associated with such concentrations. The proposed guidelines would establish two thresholds for measuring whether a concentration exists: (1) 100% of capital for total construction, land development, and other land loans; or (2) 300% of capital for total construction, land development, other land loans and loans secured by multi-family and non-farm, nonresidential properties. WesBanco’s commercial real estate exposures for each of the foregoing thresholds at December 31, 2005 were approximately 45% and 190% of capital, respectively, which are well under the levels that would represent a concentration under the proposed guidelines.

CREDIT RISK—CONSUMER PURPOSE LOANS

Most consumer purpose loans, except for indirect loans originating by automobile dealers and other sellers of consumer goods, are originated directly by WesBanco. At times, WesBanco also purchases pools of residential real estate loans originated by other lending institutions to maintain an appropriate interest rate risk profile or to better balance the mix of business purpose and consumer purpose loans in the portfolio. WesBanco conducts its own customary credit evaluation before purchasing indirect consumer loans and pools of residential real estate loans. Unsecured credit is only extended to those borrowers that have the income and financial assets to support the credit without the benefit of collateral.

Consumer purpose loans are a homogeneous group of loans, generally smaller in amount than business purpose loans, which are spread over a larger number of diverse individual borrowers. The average balance of portfolio loans approximates $65,000 for residential real estate loans, $20,000 for home equity lines of credit, and less than $9,000 for consumer loans.

WesBanco generally does not make “sub-prime” consumer purpose loans, as that term is commonly used in the banking industry. WesBanco does extend credit to borrowers that may have one or more characteristics of a sub-prime loan, such as credit bureau scores that are less than, or debt-to-income ratios that are greater than policy guidelines. These loans are generally only made when the credit risk associated with the sub-prime characteristics of the borrower are properly justified and mitigated by obtaining acceptable co-makers or guarantors or requiring additional collateral, or by the deposit and other non-lending relationships of the borrower with WesBanco.

WesBanco does not maintain statistical information about the industry in which consumer borrowers are employed because such information is typically obtained only when each loan is originated and therefore becomes inaccurate as borrowers change employment during the term of their loans. Instead, WesBanco estimates such information based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any of WesBanco’s markets. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on the risk of consumer purpose loans. Please refer to the Allowance for Loan Losses section of this MD&A for information pertaining to certain risks associated with economic conditions in certain of WesBanco markets that impact one or more significant employers in those markets.

Residential Real Estate—Residential real estate consists of loans to consumers to purchase, construct or refinance personal residences as well as some 1-to-4 family rental properties. WesBanco originates conforming and non-conforming mortgages to be held in its portfolio as well as loans for sale in the secondary market. Non-conforming mortgages are those loans that do not meet all of the documentation standards for sale in the secondary market.

Credit risk in the residential real estate portfolio is mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the amount of the loan in relation to the appraised value of the property. Loan requests that exceed credit policy loan-to-value guidelines generally must be supported by mortgage insurance. Credit risk is also managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in WesBanco’s markets.

Construction loans have a unique risk that the builder may not complete the residence, or not complete it on time or within budget. This category includes homes being built under contract for the eventual occupant of the residence. Loans to contractors to finance speculative residential construction are categorized as commercial real estate loans. Residential real estate construction loans are approved with the expectation that they will convert to a permanent mortgage loan upon completion of construction. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Construction risk is mitigated by evaluating the builder’s reputation and capacity to complete each project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed.

The risks associated with purchased loan pools are generally similar to those of directly originated residential real estate loans, however, the servicing of those loans, including the collecting of payments, maintenance of escrow accounts and if necessary, foreclosure processing is generally performed by another party other than WesBanco.

Certain types of higher risk residential real estate loans have become increasingly popular with consumers in recent years. These include loans that require payment of interest-only in the early years of the loan, loans with fixed monthly payments that do not increase when the interest rate changes on an adjustable rate loan, thereby creating the potential for negative amortization, and other similar products that increase credit risk. WesBanco does not originate these types of loans other than through its secondary market residential lending programs. However, there are approximately $9.1 million of interest only residential real estate loans that were originated and held by Winton prior to the merger.

Residential real estate loans can have terms ranging up to 30 years. Interest rates are primarily based on the Treasury Constant Maturity index rates. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. Fifteen year fixed rate residential real estate loans totaled approximately $422.8 million, or 45% of total residential real estate loans at December 31, 2005 compared to $275.3 million, or 36% at December 31, 2004. Approximately $107.0 million of the increase in fixed rate loans is attributable to the Winton merger, with the remainder coming from new loans during 2005. The remainder of the portfolio has interest rates that adjust from between one and five years.

TABLE 14. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2005
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$7,182	$31,103	$505,182	$543,467
Variable rate loans	687	9,407	376,262	386,356

Total residential real estate loans	$7,869	$40,510	$881,444	$929,823

Total residential real estate loan commitments	$596	$230	$17,929	$18,755

Home Equity—Home equity lines of credit consist of revolving lines to consumers that are secured by first or second liens on primary residences generally located within WesBanco’s market areas.

Credit risk in the home equity category is similar to and therefore mitigated and monitored in much the same manner as described for residential real estate. Home equity lines are generally limited to an amount in relation to the value of the property net of the first mortgage, if any, which generally may not exceed 90% of the property value. The risk associated with the revolving availability of home equity lines is also mitigated by periodic reduction of the borrower’s first mortgage, if any, which thereby increases the residual value of the collateral in relation to the amount of the home equity line.

Most home equity lines of credit originated in prior years are available to the borrower as a revolving line of credit for up to 15 years, at which time the outstanding balance is required to be repaid over a term of not more than 7 years. More recently, most new home equity lines of credit are available to the borrower for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by WesBanco under certain circumstances.

TABLE 15. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2005
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$6	$26	$139	$171
Variable rate loans	1,110	42,767	131,603	175,480

Total home equity	$1,116	$42,793	$131,742	$175,651

Total home equity commitments	$1,251	$47,070	$95,805	$144,126

Consumer—Consumer loans consists of installment loans originated directly by WesBanco and, indirectly through dealers to finance purchases of automobiles, motorcycles, boats, and other recreational vehicles, and lines of credit that are either unsecured or secured by collateral other than residential real estate.

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

The maximum term for automobile loans and other installment loans is generally 72 months or less depending on the age of automobile and other factors for unsecured loans and loans secured by other collateral. The maximum term for recreational vehicle loans is generally 180 months. Consumer lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by WesBanco under certain circumstances.

TABLE 16. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2005
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$7,505	$145,194	$94,545	$247,244
Variable rate loans	587	18,630	4,639	23,856

Total consumer loans	$8,092	$163,824	$99,184	$271,100

Total consumer loan commitments	$423	$11,637	$450	$12,510

Unsecured consumer loans approximated $26.0 million, or 9.6% of total consumer loans at December 31, 2005 compared to $21.0 million at December 31, 2004. Loans secured by bank deposits or readily marketable collateral approximated $18.7 million or 6.9% of total consumer loans at December 31, 2005.

LOANS HELD FOR SALE

Loans held for sale typically consists solely of residential real estate loans originated for sale in the secondary market, which totaled $2.0 million at December 31, 2005 compared to $3.2 million at December 31, 2004. The amount of new loans originated for sale increased 161.4% to $74.5 million in 2005 compared to $28.5 million in 2004. This increase is attributed to expansion into newer markets as a result of the Western Ohio merger late in 2004 and the Winton merger in January 2005, improved positioning of mortgage loan originators in all markets, and a greater emphasis on originating secondary market loan products.

Credit risk associated with residential real estate loans held for sale in the secondary market is mitigated by entering into sales commitments with secondary market purchasers at the time the loans are to be funded. This practice has the effect of minimizing the amount of such loans that are held in the portfolio at any point in time. WesBanco previously did not service these loans after their sale in the secondary market, but began servicing some of these loans in 2005 as a result of the Winton merger.

Loans held for sale at December 31, 2005 also included certain under-performing loans at their fair market value of $6.0 million and $20.8 million of loans attributed to Ritchie County branch offices. The sale of the under-performing loans, which consisted of commercial real estate loans secured by motels, restaurants, golf courses or other recreational facilities was completed in January 2006, thereby eliminating the risks associated with those loans. The sale of Ritchie County branch office loans is expected to occur during the first quarter of 2006. These loans do not present more than normal credit risk associated with each type of loan.

NON-PERFORMING AND UNDER-PERFORMING ASSETS

Non-performing loans are those loans that have the highest credit risk because of the borrower’s diminished repayment capacity and financial condition, or other identifiable weaknesses. Non-performing assets consist of non-accrual and renegotiated loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

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

Other real estate and repossessed assets consists primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property. This category may also include bank premises held for sale and residential real estate of relocated employees, which are not attributable to lending activities.

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Non-accrual loans:
Commercial and industrial	$2,099	$2,511	$4,093	$3,598	$2,598
Commercial real estate	6,229	4,768	3,901	3,519	1,258
Residential real estate	933	785	266	301	143
Home equity	17	28	—	—	—
Consumer	4	103	2	62	31
Loans held for sale	638	—	—	—	—

Total non-accrual loans	9,920	8,195	8,262	7,480	4,030

Renegotiated loans:
Commercial real estate	—	—	653	2,633	3,735
Consumer	—	—	—	13	21

Total renegotiated loans	—	—	653	2,646	3,756

Total non-performing loans	9,920	8,195	8,915	10,126	7,786
Other real estate and repossessed assets	1,868	2,059	2,907	4,213	3,215

Total non-performing assets	$11,788	$10,254	$11,822	$14,339	$11,001

Non-performing loans as a percentage of total loans	0.34%	0.33%	0.46%	0.56%	0.51%
Non-performing assets as a percentage of total assets	0.27%	0.26%	0.34%	0.43%	0.44%
Non-performing assets as a percentage of total loans, other real estate and repossessed assets	0.40%	0.41%	0.61%	0.79%	0.71%

Non-performing loans increased between December 31, 2004 and December 31, 2005 primarily due to loans acquired in the Winton merger, approximately $0.6 million of which were held for sale at December 31, 2005. Subsequent to December 31, 2005, non-performing loans increased $5.0 million as a result of WesBanco being notified by the lead lender of a default that occurred in January 2006 on a commercial loan participation.

Other real estate and repossessed assets decreased between December 31, 2004 and December 31, 2005 as a result of improved collection activities to avoid foreclosure or repossession and aggressive marketing of existing inventory of such properties throughout the year. A generally stable credit environment throughout the year also helped reduce the number of new foreclosures and repossessions, and avoided an accumulation of such properties.

Other impaired loans consist of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance. Other impaired loans continue to accrue interest, have not been renegotiated, and may or may not be delinquent or have a record of delinquent payments.

TABLE 18. OTHER IMPAIRED LOANS

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Commercial and industrial	$1,500	$5,295	$3,935	$6,965	$2,230
Commercial real estate	3,065	1,783	2,096	4,284	4,125

Total other impaired loans	$4,565	$7,078	$6,031	$11,249	$6,355

Other impaired loans decreased between December 31, 2004 and December 31, 2005 as a result of successful risk reduction strategies, which included the exit of approximately $3.0 million of manufactured housing floor plan lines of credit and an improved credit profile of certain other loans previously reported as impaired. However, these decreases were offset by newly impaired loans, the most significant of which is a $2.0 million commercial real estate construction loan acquired in the Winton merger.

Loans past due 90 days or more and accruing interest increased between December 31, 2004 and December 31, 2005. This increase is primarily due to higher extended delinquencies on residential real estate loans and a matured commercial real estate loan that is in the process of being underwritten for renewal or refinancing by WesBanco for more than 90 days.

TABLE 19. LOANS PAST DUE 90 DAYS OR MORE

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Commercial and industrial	$488	$665	$1,349	$1,460	$720
Commercial real estate	4,651	3,602	1,100	3,766	1,469
Residential real estate	3,707	2,133	3,858	4,688	4,206
Home equity	249	439	290	344	490
Consumer	833	745	1,198	1,847	3,611

Total portfolio loans	9,928	7,584	7,795	12,105	10,496
Loans held for sale	126	—	—	—	—

Total loans past due 90 days or more	$10,054	$7,584	$7,795	$12,105	$10,496

Loans past due 90 days or more as a percentage of total loans	0.34%	0.30%	0.40%	0.66%	0.68%

ALLOWANCE FOR LOAN LOSSES

Please refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” in this MD&A for additional information about the factors that impact management’s estimation of probable losses to determine the appropriate allowance for loan losses.

The allowance for loan losses increased between December 31, 2004 and December 31, 2005 as a result of the acquired allowance of Winton and provisions to recognize probable loss associated with the remainder of the portfolio. The reduction in the allowance as a percentage of total loans is primarily attributable to the change in the composition of the loan portfolio as a result of the Winton merger. Residential real estate loans, which have the lowest historical loss rate of any category of loans, represented 54% of Winton’s loan portfolio compared to 31% for WesBanco prior to the merger. Therefore a lower allowance as a percentage of total loans is appropriate due to this change in the risk profile of the loan portfolio.

Charge-offs increased 30% in 2005 compared to 2004. This increase was due to a $0.7 million fraud loss on a commercial and industrial loan in the second quarter, a $0.7 million write down of certain under-performing commercial real estate loans reclassified to held for sale in the fourth quarter, and approximately $1.2 million of consumer bankruptcy losses in the fourth quarter. The spike in bankruptcy losses resulted from consumers filing in advance of new bankruptcy laws that became effective in October 2005. The increase in consumer bankruptcy losses was generally anticipated and not expected to continue at the rate experienced in the fourth quarter of 2005. Higher charge-offs were partially offset by a 29% increase in recoveries primarily due to increased efforts to collect amounts charged off on consumer loans in prior periods utilizing outside collection agencies.

TABLE 20. ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2005		2004		2003		2002		2001
Beginning balance of allowance for loan losses	$29,486		$26,235		$25,080		$20,786		$20,030
Allowance for loan losses of acquired banks	1,947		2,071		—		3,903		—
Provision for loan losses	8,045		7,735		9,612		9,359		5,995
Charge-offs:
Commercial and industrial	2,729		1,967		2,613		1,888		1,389
Commercial real estate	1,111		937		1,402		2,207		793
Residential real estate	335		329		293		328		352
Home equity	222		85		43		172		36
Consumer	6,204		4,850		4,776		5,121		3,268

Total charge-offs	10,601		8,168		9,127		9,716		5,838

Recoveries:
Commercial and industrial	464		403		126		243		49
Commercial real estate	87		48		39		37		149
Residential real estate	155		68		30		86		17
Home equity	—		—		—		2		—
Consumer	1,374		1,094		475		380		384

Total recoveries	2,080		1,613		670		748		599

Net loan charge-offs	8,521		6,555		8,457		8,968		5,239

Ending balance of allowance for loan losses	$30,957		$29,486		$26,235		$25,080		$20,786

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.53%		0.41%		0.78%		0.55%		0.50%
Commercial real estate	0.09%		0.12%		0.25%		0.45%		0.20%
Residential real estate	0.02%		0.01%		0.05%		0.04%		0.06%
Home equity	0.12%		0.07%		0.04%		0.14%		0.04%
Consumer	1.83%		1.48%		1.57%		1.42%		0.84%

Total	0.29%		0.31%		0.46%		0.50%		0.34%

Allowance for loan losses as a percentage of total loans	1.05%		1.18%		1.36%		1.38%		1.35%
Allowance for loan losses to total non-performing loans	3.12	x	3.60	x	2.94	x	2.48	x	2.67	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	1.55	x	1.87	x	1.57	x	1.13	x	1.14	x
Allowance for loan losses to total non-performing loans, loans past due 90 days or more and other impaired loans	1.26	x	1.29	x	1.15	x	0.75	x	0.84	x
Provision for loan losses as a percentage of net loan charge-offs	94.4%		118.0%		113.7%		104.4%		114.4%

Specific reserves reflected a slight decrease at December 31, 2005 compared to December 31, 2004 as a result of decreases in other impaired loans that required a reserve. General reserves reflect historical loss rates as well as management’s estimation of probable losses attributable to general economic conditions as well as conditions in certain markets, rising interest rates, and the risk associated with rapid increases in property values that could lead to a “bubble” in the real estate markets.

The general economy continued to rebound and contributed to strong loan demand and growth throughout 2005. However, pockets of economic weakness or uncertainty exist in one or more of WesBanco’s markets, the most significant of which is the northern panhandle of West Virginia and nearby communities in southeastern Ohio, which represents approximately 25% of WesBanco’s loan portfolio. The Upper Ohio Valley economy continues to be adversely impacted by the difficulties that have faced the primary metals industry in recent years. Two of the ten largest integrated steel companies in the United States are headquartered in or have significant operations in the northern panhandle. Both companies operated under Chapter 11 of the Bankruptcy Act for a significant time in 2004. The prospects for Wheeling, West Virginia based Wheeling-Pittsburgh Corporation appear to have improved, as the company has emerged from bankruptcy. On the other hand, employment at Netherlands-based Mittal Steel’s Weirton, West Virginia facility has been significantly reduced, and its continued operation is uncertain. In addition, Ormet Corporation, a leading producer of aluminum headquartered in the northern panhandle is currently operating under Chapter 11 protection and has curtailed, shuttered or sold certain of its operating facilities. As of December 31, 2005, WesBanco had no material direct credit exposure to any of these companies, or the primary metals producing industry. However, WesBanco extends credit to consumers employed in the industry and to businesses that provide products or services to companies in the industry. In addition, a number of other businesses not directly associated with the primary metals industry would be adversely impacted by a significant loss of employment in the industry. It is virtually impossible to precisely measure the ultimate impact of the closure of these companies on probable credit losses because of the ripple effect such an event would have on the local economy.

There are no other markets in which WesBanco operates that have been as severely impacted by local economic conditions, industry specific concerns, or a loss of significant employment by a single employer. However, weakness in other parts of the manufacturing sector became evident in other markets toward the latter part of 2004 and there has been some deterioration in the credit quality of loans to small businesses. Many small companies have been under significant pressure from new competition, fundamental changes in their respective industries, and the impact of a less than full economic recovery following the downturn from 2002 through 2004 on the profitability of their operations.

Rising interest rates impact all markets, particularly those borrowers whose interest rates are adjustable with changes in short-term interest rate indexes. Higher interest rates create an increased probability of default for borrower’s whose interest rates on loans are subject to immediate change, thereby increasing the amount of inherent loss in all categories of the loan portfolio that have variable interest rates.

Rapid increases in property values, increased speculative investments in real estate, and rising interest rates have created concerns about a potential “bubble” in the real estate markets. Although very few, if any, of WesBanco’s markets have experienced rapidly increasing property values, the more metropolitan markets like Columbus and Cincinnati, Ohio have exhibited pockets of weakness in certain types of properties. New construction in those markets also puts added pressure on older properties. In addition, prices paid for certain kinds of properties have lowered market capitalization rates to new lows. Lower capitalization rates in turn increase the appraised values that are relied upon by banks in determining the amount they will lend against the property. There is additional risk to the extent property valuations become inflated without a corresponding increase in rental rates to generate higher rates of return on the properties. As previously discussed, WesBanco does not have a concentration in commercial real estate as that term has been recently defined by proposed regulatory guidelines; however, commercial real estate represents a significant percentage of WesBanco’s loan portfolio.

TABLE 21. ALLOCATION AND COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Commercial and industrial	$11,138	$12,957	$9,852	$9,473	$6,963
Commercial real estate	13,027	10,521	10,660	9,046	8,421
Residential real estate	1,227	1,163	749	800	680
Home equity	391	295	223	106	59
Consumer	5,174	4,550	4,751	5,655	4,663

Total allowance for loan losses	$30,957	$29,486	$26,235	$25,080	$20,786

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$29,391	$27,863	$23,674	$20,405	$15,908
Specific reserves pursuant to SFAS No. 114	1,566	1,623	2,561	4,675	4,878

Total allowance for loan losses	$30,957	$29,486	$26,235	$25,080	$20,786

The allowance for commercial and industrial loans decreased between December 31, 2004 and December 31, 2005 primarily due to reductions in under-performing commercial and industrial loans and planned exits of floor plan lines of credit. While net commercial and industrial charge-offs for 2005 were higher than 2004, net commercial and industrial charge-offs excluding the non-recurring fraud loss would have been 0.37%, which is a more normalized experience rate for determining the appropriate allowance for commercial and industrial loans. Overall improvement in the credit quality of commercial and industrial loans more than offset allowances for rising short term interest rates, which are likely to more immediately impact commercial and industrial loans, and rising energy costs that may adversely impact certain industries.

Conversely, the allowance for commercial real estate loans increased between December 31, 2004 and December 31, 2005 due to the combined impact of continued organic growth, higher under-performing loans even after the sale of certain of these loans, and probable losses associated with current conditions in the real estate markets.

The allowance for residential real estate and home equity loans increased between December 31, 2004 and December 31, 2005 as a result of higher loan totals. The allowance for consumer loans increased between December 31, 2004 and December 31, 2005 due to growth in consumer lending and higher loss rates on these loans. However, the historic loss rate used to determine the allowance for consumer loans was adjusted to reflect the non-recurring nature of the recent spike in bankruptcy losses.

The amount of the allowance that is attributed to the inherent imprecision of loss estimated models and the variability of management’s estimates impacts each loan category to different degrees. The imprecision factor is most significant for business loans because they represent the most significant percentage of the loan portfolio, losses can be for significantly larger amounts when they occur, and losses are far less predictable than for consumer loan losses. Recent growth in business loans also implies a higher risk of loss that is yet to be detected until these newer loans become more seasoned, regardless of their apparent quality at the time they are made. Conversely, consumer loan losses are generally smaller in amount but occur with greater regularity. Residential real estate and home equity loan losses occur infrequently and represent the smallest component of historical losses. Therefore, consumer purpose loan losses tend to be more predictable and estimable from period to period than business loans.

Although the allowance is allocated as described in Table 21, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable losses at December 31, 2005. In the event that management’s estimation of probable losses does not materialize, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

TABLE 22. DEPOSITS

	For the years ended December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Deposits
Non-interest bearing demand	$392,116	$355,364	$36,752	10.3%
Interest bearing demand	325,582	312,080	13,502	4.3%
Money market	444,071	587,523	(143,452)	(24.4)%
Savings deposits	462,601	362,581	100,020	27.6%
Certificates of deposit	1,403,954	1,108,386	295,568	26.7%

Total deposits	$3,028,324	$2,725,934	$302,390	11.1%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 85 branches in West Virginia, Ohio and Western Pennsylvania. All categories of deposits, except money market accounts, increased between December 31, 2004 and December 31, 2005, primarily from the Winton acquisition which added approximately $359.0 million in deposits to WesBanco’s balance sheet at the time of acquisition.

The increase in non-interest bearing demand deposits for 2005 was due to WesBanco placing increased marketing emphasis on transaction-based accounts, which are typically viewed as a lower-cost funding source and may also provide WesBanco ancillary activity fee income. Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest based on a market index and a tiered structure based on the customer’s outstanding balance. These accounts decreased during 2005 by $143.5 million as competitive offerings from other financial institutions and WesBanco’s desire to protect the net interest margin resulted in a reduction that was somewhat offset by $100.0 million in growth from a new tiered premium savings account marketed across all regions.

In 2006, $742.4 million in certificates of deposit are scheduled to mature. If interest rates continue to rise in 2006, these deposits may reprice upward based on WesBanco’s current rates at that time.

The geographic distribution by state for WesBanco’s deposits at December 31, 2005 and 2004, based on branch location, indicates that the West Virginia market represents the majority of WesBanco’s depositor base at approximately 64%. However, with the Winton acquisition on January 3, 2005 and the Western Ohio acquisition on August 31, 2004, the percentage of deposits in Ohio has increased, providing WesBanco with new market areas in which to expand its depositor base. Ohio and Pennsylvania together represent the balance of the deposit distribution.

TABLE 23. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2005	2004	$ Change	% Change
Maturity:
Under three months	$82,489	$37,709	$44,780	118.8%
Three to six months	46,173	27,947	18,226	65.2%
Six to twelve months	91,373	42,943	48,430	112.8%
Over twelve months	206,528	205,108	1,420	0.7%

Total certificates of deposit of $100,000 or more	$426,563	$313,707	$112,856	36.0%

Interest expense on certificates of deposit of $100,000 or more was approximately $12,154 in 2005, $7,284 in 2004 and $6,815 in 2003.

TABLE 24. BORROWINGS

	December 31,
(in thousands)	2005	2004	$ Change	% Change
Federal Home Loan Bank Borrowings	$612,693	$599,411	$13,282	2.2%
Other short-term borrowings	244,301	200,513	43,788	21.8%
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	72,174	15,464	21.4%

Total	$944,632	$872,098	$72,534	8.3%

WesBanco is a member of the FHLB of Pittsburgh. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB of Pittsburgh and Cincinnati stock, which is recorded at a cost of $41.9 million at December 31, 2005, is also pledged as collateral for these advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at December 31, 2005, which WesBanco is approved for collateralized advances, is $778.4 million compared to $915.5 million at December 31, 2004.

At December 31, 2005, WesBanco had $612.7 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted-average interest rate of 3.52%, compared to $599.4 million of FHLB of Pittsburgh and Cincinnati borrowings at December 31, 2004 with a weighted-average interest rate of 3.31%. The increase was due to an additional $147.3 million in net new FHLB borrowings throughout 2005 as well as the addition of approximately $111.0 million in borrowings from the FHLB of Cincinnati assumed in the Winton acquisition. FHLB borrowings have maturities ranging from the years 2006 to 2021. WesBanco periodically analyzes overall maturities of its FHLB borrowings and may or may not restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $612.7 million outstanding at December 31, 2005, $152.0 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 11, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at December 31, 2005 were $244.3 million compared to $200.5 million at December 31, 2004. The increase was primarily due to the liquidity needs of WesBanco and customer tendencies. The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $35.0 million. It had an outstanding balance of $12.5 million at December 31, 2005. There was no balance outstanding at December 31, 2004. The line matures in July 2006 and contains a number of financial covenants, all of which WesBanco was in compliance with at December 31, 2005, Please refer to Note 12, “Other Short-Term Borrowings,” of the Consolidated Financial Statements for additional information.

In March 2005, WesBanco created a wholly-owned trust subsidiary, WesBanco Capital Trust VI (“Trust”). The Trust issued $15.0 million of trust preferred securities the proceeds of which were used to purchase junior subordinated deferrable interest debentures from WesBanco, providing it with added liquidity to be used for general corporate purposes, including among other things, potential acquisitions, share repurchases and employee benefit plans. A portion of the funds received was used to paydown short-term borrowings used to fund the acquisition of Winton. Please refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts,” of the Consolidated Financial Statements for additional information.

TABLE 25. CONTRACTUAL OBLIGATIONS

		December 31, 2005
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Fixed asset commitments	—	$7,820	$—	$—	$—	$7,820
Deposits without a stated maturity	—	1,624,370	—	—	—	1,624,370
Certificates of deposit	10	742,373	526,369	125,440	9,772	1,403,954
Federal Home Loan Bank borrowings	11	219,606	226,838	136,528	29,721	612,693
Other borrowings	12	244,301	—	—	—	244,301
Junior subordinated debt	13	—	—	—	87,638	87,638
Senior executive retirement plans and severance agreements	—	71	129	148	371	719
Non-compete and consulting agreements	—	323	258	150	50	781
Limited partnership funding commitments	9	2,961	3,497	1,416	975	8,849
Operating leases	7	1,197	1,731	919	2,253	6,100
Future benefit payments under pension plans	14	1,643	3,357	4,111	15,013	24,124

Significant fixed and determinable contractual obligations as of December 31, 2005 are presented in the table above by due date. The amounts shown do not include accrued interest, unamortized premiums or discounts, or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

WesBanco’s future benefit payments under pension plans are estimated based on actuarial assumptions and do not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 14, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

WesBanco entered into certain interest rate swap agreements in 2001, which require quarterly cash payments to counterparties depending on changes in interest rates. Interest rate swap agreements are carried at fair value on the Consolidated Balance Sheets in shareholders’ equity through other comprehensive income with fair value representing the net present value of expected future cash payments based on market interest rates as of the balance sheet dates. The fair values of the contracts change daily as market interest rates change. Since the interest rate swap liabilities recorded on the balance sheet at December 31, 2005 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Please refer to Notes 1 and 20 of the Consolidated Financial Statements for more information on derivatives.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Since many of these commitments expire unused or partially used, these amounts may not reflect future cash requirements. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased to $415.2 million at December 31, 2005 from $370.2 million at December 31, 2004. The increase was due primarily to the issuance of 2,296,511 common shares valued at $65.3 million in connection with the Winton acquisition and current year earnings of $42.8 million, which were offset by the purchase of $40.0 million of treasury shares and the payment of dividends of $23.3 million.

In accordance with WesBanco’s March 2005 Board of Directors approved share repurchase plan, and the completion of a prior plan, WesBanco purchased 1,378,482 shares during 2005 at an average price of approximately $29 per share. During 2005, WesBanco stock repurchase activity was significantly greater than the 144,474 shares repurchased in 2004 due primarily to SEC rules which limit a company’s ability to repurchase shares during any period involving a pending acquisition. At December 31, 2005, 138,161 shares of WesBanco common stock remained authorized to be purchased under the current one million share repurchase plan, which began on March 16, 2005. For 2006, WesBanco plans to continue its stock repurchases based on the availability of stock and WesBanco’s liquidity and overall capital levels, subject to required blackout periods, although purchases are at the discretion of WesBanco and the plan may be suspended at anytime. In conjunction therewith, WesBanco’s Board of Directors approved a new 1,000,000 share repurchase plan on January 19, 2006.

Generally consistent earnings along with a satisfactory level of capital have enabled WesBanco to continue to increase dividends per share. Effective with the first quarter of 2005, WesBanco increased its quarterly dividend per share to $0.26 from $0.25. For 2005, dividends increased to $1.04 per share, or 4.0% on an annualized basis, compared to $1.00 per share in the prior year. This dividend increase represented the twentieth consecutive year of dividend increases at WesBanco. The 2005 dividend per share payout ratio was 54.7% compared to 52.6% in 2004. WesBanco increased its dividend by 1.9% on February 23, 2006 to $0.265 per quarter, or $1.06 annualized.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2005, WesBanco could receive without prior regulatory approval a dividend of up to $11.6 million from the Bank. Please refer to Note 22, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.

In addition, WesBanco’s line of credit agreement with a third-party bank requires the maintenance of a minimum tangible shareholders’ equity to tangible total assets of not less than 6.00%, and at December 31, 2005 such ratio was 6.26%. For this purpose, tangible shareholders’ equity excludes goodwill and other intangibles, with similar deductions from total assets.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. Federal funds sold and U.S. Treasury and government agency securities maturing within three months are classified as secondary reserve assets. These secondary reserve assets, combined with the cash flow from the loan portfolio and the remaining sectors of the investment portfolio, and other sources, adequately meet the liquidity requirements of WesBanco.

Securities are the principal source of liquidity in total assets. Securities totaled $992.6 million at December 31, 2005, of which $603.2 million were classified as available-for-sale. At December 31, 2005, WesBanco has approximately $75.4 million in securities scheduled to mature within one year compared to $29.7 million in the prior year. Additional cash flows may be anticipated from approximately $142.4 million in callable bonds, which have call dates within the next year, compared to $234.5 million at December 31, 2004. At December 31, 2005, WesBanco had $110.6 million of cash and cash equivalents which may also serve as additional sources of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at December 31, 2005. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $742.4 million at December 31, 2005. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2005 and December 31, 2004 approximated $778.4 million and $915.5 million, respectively. At December 31, 2005, WesBanco had unpledged available-for-sale securities with a book value of $157.5 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, as well as a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2005, WesBanco could receive without prior regulatory approval a dividend of up to $11.6 million from the Bank. Additional liquidity is provided by the parent company’s security portfolio and an available line of credit with an independent commercial bank, totaling $35.0 million at December 31, 2005, which had an outstanding balance at December 31, 2005 of $12.5 million. In March 2005, WesBanco also issued $15.0 million in junior subordinated debt, which gave the parent company added liquidity in support of share repurchases and for general corporate purposes. WesBanco used a portion of this debt issuance to paydown part of the parent company line of credit used to fund the cash portion of the Winton acquisition.

At December 31, 2005, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $529.7 million compared to $431.3 million at the end of the prior year. On a historical basis, only a small portion of these commitments will result in an outflow of funds. WesBanco has planned additions to fixed assets of approximately $7.8 million during 2006, with $7.3 million representing fixed asset commitments to build new branches as of December 31, 2005.

Management believes WesBanco has sufficient liquidity to meet current obligations to borrowers, depositors and others.

COMPARISON OF 2004 VERSUS 2003

Net income for 2004 was $38.2 million or $1.90 per diluted share compared to $36.1 million or $1.80 per diluted share for 2003. Return on average assets was 1.07% for the year ended December 31, 2004, compared to 1.08% in 2003, and return on average equity was 11.37% for 2004, compared to 11.38% in 2003. The results for 2004 reflect the acquisition of Western Ohio and its banking subsidiary, Cornerstone Bank, from the closing date of the acquisition on August 31, 2004.

Net interest income for 2004 increased $6.2 million or 6.0% compared to 2003 due to a $221.0 million increase in average earning assets, with the majority of the increase attributable to the Western Ohio acquisition. The net interest margin decreased to 3.60% in 2004 compared to 3.66% in 2003, primarily as a result of lower yields on loans and investment securities as they repriced downward. Additionally, Western Ohio had a lower net interest margin than WesBanco.

Interest income increased $3.9 million or 2.4% in 2004 compared to 2003, primarily due to an increase in the volume of average earning assets, which was partially offset by a decrease in the yield on average earning assets. The increase in average earning assets was primarily due to organic growth in commercial and commercial real estate loans and the Western Ohio acquisition. The decrease in the yield on average earning assets was primarily due to lower rates realized on new earning assets as well as the repricing of existing earning assets.

Interest expense decreased $2.3 million or 3.7% in 2004, compared to 2003. The average rate paid on interest bearing liabilities for 2004 decreased 24 basis points to 2.08%, compared to 2.32% for 2003. The decrease in rates paid on interest bearing liabilities was partially offset by average interest bearing liabilities increasing $189.2 million or 7.0% compared to 2003.

The provision for loan losses in 2004 decreased to $7.7 million compared to $9.6 million in 2003 primarily due to overall improvement in credit quality, a significant reduction in delinquent loans, lower charge-offs in all categories of loans, and higher consumer recoveries. Net charge-offs for 2004 decreased 22.5% to $6.6 million compared to $8.5 million for 2003, primarily due to lower charge-offs in the commercial real estate and consumer loan categories.

Non-interest income for 2004 increased to $35.5 million compared to $33.2 million for 2003. Trust fees increased $1.4 million or 12.3% compared to 2003 reflecting higher equity valuations, new account relationships, and to a lesser extent a new fee schedule for certain account types applied late in 2003. Service charges on deposits for 2004 increased to $9.6 million compared to $9.2 million in 2003, primarily due to growth in deposit activity fees from an increase in deposit accounts, including the Western Ohio’s deposit accounts and a new fee schedule. Bank-owned life insurance income decreased slightly to $3.0 million in 2004 compared to $3.1 million in 2003 due to a decrease in policy yields, which was offset by income earned on the additional $9.3 million in bank-owned life insurance policies acquired with the Western Ohio acquisition.

Non-interest expenses for 2004 increased $8.1 million or 9.9% over 2003, primarily due to the Western Ohio acquisition on August 31, 2004. The increase in salaries and wages, which is the largest component, was due to an increase in full-time equivalents from 1,124 at December 31, 2003 to 1,209 at December 31, 2004, resulting from the Western Ohio acquisition. Employee benefit expense increased $1.5 million or 14.1% compared to 2003, due to increased payroll taxes associated with the increase in employees noted above and an increase in health care premiums. One of the largest increases was ATM costs based on transaction volume, which increased $0.7 million for 2004. Debit card and ATM interchange expenses also saw a marked increase due to the number of new cards issued from a special debit card promotion, the increased usage of debit and ATM cards by WesBanco’s existing customer base and additional cards issued to Western Ohio’s customers. Marketing expenses also increased $0.7 million due to additional costs associated with certain product marketing campaigns, and increased marketing in the acquired areas of Dayton/Springfield, Ohio.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at December 31, 2005 and December 31, 2004 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Interest Rates (basis points)	Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2005	December 31, 2004
+200	-3.80%	-3.83%	+/- 10.0%
+100	-1.42%	-0.11%	N/A
-100	-0.37%	-1.03%	N/A
-200	-2.85%	-4.96%	+/- 10.0%

With the federal funds rate at 4.25% at December 31, 2005 and interest rates directionally increasing, management believes that a decline of 200 basis points in rates is unlikely over a one year term. The earnings simulation model projects that net interest income for the next twelve month period would decrease by approximately 1.42% and 3.80% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would decrease by approximately 0.37% and 2.85% if interest rates were to decline by 100 and 200 basis points, respectively. At December 31, 2005, WesBanco’s increased exposure to rising interest rates was impacted by assumptions on callable bonds and by a decrease in the interest sensitivity of the loan portfolio due to an increased amount of fixed rate residential and commercial real estate loans, much of which was acquired from Winton and by the shorter maturities of certificates of deposit and FHLB borrowings.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 0.38% over the next twelve months.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at December 31, 2005 emphasized reducing liability sensitivity in anticipation of continued rising interest rates. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the level and possible reductions in certain FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed-rate basis. At December 31, 2005, the notional value of the interest rate swap agreements was $77.4 million, compared to $87.4 million at December 31, 2004. Related market losses of $0.4 million, net of tax, at December 31, 2005 compared to a market loss of $1.5 million, net of tax, at December 31, 2004, are recorded in other comprehensive income.

Other strategies evaluated by ALCO include managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, potentially purchasing shorter term or variable rate residential real estate loan pools, shortening duration in the securities portfolio, emphasizing lower cost transaction-based accounts, growing intermediate maturity certificate of deposit products and using liquidity from investment security proceeds from maturities, calls and repayments to fund loans.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WesBanco, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2006

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2005	2004
ASSETS
Cash and due from banks, including interest bearing amounts of $2,432 and $3,446, respectively	$110,608	$97,057
Securities:
Available-for-sale, at fair value	603,171	765,320
Held-to-maturity (fair values of $397,101 and $381,757, respectively)	389,393	367,780

Total securities	992,564	1,133,100

Loans held for sale	28,803	3,169

Portfolio loans:
Commercial	417,161	409,904
Commercial real estate	1,118,342	898,140
Residential real estate	929,823	771,337
Home equity	175,651	148,486
Consumer	271,100	257,499

Total portfolio loans, net of unearned income	2,912,077	2,485,366
Allowance for loan losses	(30,957)	(29,486)

Net portfolio loans	2,881,120	2,455,880

Premises and equipment, net	64,707	56,670
Accrued interest receivable	20,426	18,599
Goodwill and other intangible assets, net	147,658	83,922
Bank-owned life insurance	79,573	78,186
Other assets	96,656	84,816

Total Assets	$4,422,115	$4,011,399

LIABILITIES
Deposits:
Non-interest bearing demand	$392,116	$355,364
Interest bearing demand	325,582	312,080
Money market	444,071	587,523
Savings deposits	462,601	362,581
Certificates of deposit	1,403,954	1,108,386

Total deposits	3,028,324	2,725,934

Federal Home Loan Bank borrowings	612,693	599,411
Other short-term borrowings	244,301	200,513
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	72,174

Total borrowings	944,632	872,098

Accrued interest payable	8,932	6,903
Other liabilities	24,997	36,283

Total Liabilities	4,006,885	3,641,218

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued; outstanding: 21,955,359 shares and 20,837,469 shares, respectively	49,200	44,415
Capital surplus	122,345	61,451
Retained earnings	300,452	281,013
Treasury stock (1,660,500 and 481,879 shares, respectively, at cost)	(47,769)	(12,711)
Accumulated other comprehensive loss	(7,875)	(2,415)
Deferred benefits for directors and employees	(1,123)	(1,572)

Total Shareholders’ Equity	415,230	370,181

Total Liabilities and Shareholders’ Equity	$4,422,115	$4,011,399

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2005	2004	2003
INTEREST AND DIVIDEND INCOME
Loans, including fees	$178,291	$123,270	$115,311
Interest and dividends on securities:
Taxable	28,161	28,543	32,249
Tax-exempt	18,252	17,509	17,722

Total interest and dividends on securities	46,413	46,052	49,971

Federal funds sold	41	114	234

Total interest and dividend income	224,745	169,436	165,516

INTEREST EXPENSE
Interest bearing demand deposits	1,700	907	998
Money market deposits	10,011	9,731	10,879
Savings deposits	3,411	1,129	1,893
Certificates of deposit	43,057	27,819	30,969

Total interest expense on deposits	58,179	39,586	44,739

Federal Home Loan Bank borrowings	22,871	15,204	13,932
Other short-term borrowings	6,324	2,482	2,398
Junior subordinated debt owed to unconsolidated subsidiary trusts	5,060	2,940	1,443

Total interest expense	92,434	60,212	62,512

NET INTEREST INCOME	132,311	109,224	103,004
Provision for loan losses	8,045	7,735	9,612

Net interest income after provision for loan losses	124,266	101,489	93,392

NON-INTEREST INCOME
Trust fees	14,305	13,056	11,629
Service charges on deposits	11,534	9,550	9,190
Bank-owned life insurance	2,844	2,962	3,129
Net securities gains	2,021	2,768	2,778
Net gains on sales of loans	1,016	350	1,497
Other income	7,413	6,855	5,007

Total non-interest income	39,133	35,541	33,230

NON-INTEREST EXPENSE
Salaries and wages	41,799	35,530	32,946
Employee benefits	14,491	11,863	10,397
Net occupancy	7,167	5,763	5,543
Equipment	8,381	7,728	7,155
Core deposit intangibles amortization	2,667	1,371	1,377
Merger-related and other restructuring expenses	1,530	397	256
Other operating expenses	32,885	27,220	24,136

Total non-interest expense	108,920	89,872	81,810

Income before provision for income taxes	54,479	47,158	44,812
Provision for income taxes	11,722	8,976	8,682

NET INCOME	$42,757	$38,182	$36,130

EARNINGS PER SHARE
Basic	$1.90	$1.91	$1.80
Diluted	$1.90	$1.90	$1.80

AVERAGE SHARES OUTSTANDING
Basic	22,474,645	20,028,248	20,056,849
Diluted	22,528,262	20,083,718	20,080,415

DIVIDENDS DECLARED PER COMMON SHARE	$1.04	$1.00	$0.96

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2005, 2004 and 2003
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors & Employees	Total
(dollars in thousands, except per share amounts)	Shares	Amount
January 1, 2003	20,461,745	$44,415	$52,855	$246,148	$(20,482)	$4,305	$(2,070)	$325,171

Net income				36,130				36,130
Change in accumulated other comprehensive income (loss)						(6,169)		(6,169)

Comprehensive income								29,961
Dividends declared on common stock ($0.96 per share)				(19,198)				(19,198)
Treasury shares purchased	(830,659)		45		(20,531)			(20,486)
Treasury shares sold	110,378				2,630			2,630
Payment on ESOP debt							450	450
Deferred benefits for directors—net							(92)	(92)

December 31, 2003	19,741,464	$44,415	$52,900	$263,080	$(38,383)	$(1,864)	$(1,712)	$318,436

Net income				38,182				38,182
Change in accumulated other comprehensive income (loss)						(551)		(551)

Comprehensive income								37,631
Dividends delcared on common stock ($1.00 per share)				(20,249)				(20,249)
Treasury shares purchased	(144,474)				(4,159)			(4,159)
Treasury shares sold	63,544		(106)		1,526			1,420
Shares issued for acquisition	1,176,935		7,926		28,305			36,231
Allocation of employee benefit plan shares			153					153
Tax benefit from employee benefit plans			250					250
Payment on ESOP debt							325	325
Deferred benefits for directors—net			328				(185)	143

December 31, 2004	20,837,469	$44,415	$61,451	$281,013	$(12,711)	$(2,415)	$(1,572)	$370,181

Net income				42,757				42,757
Change in accumulated other comprehensive income (loss)						(5,460)		(5,460)

Comprehensive income								37,297
Dividends declared on common stock ($1.04 per share)				(23,318)				(23,318)
Treasury shares purchased	(1,378,482)				(39,986)			(39,986)
Treasury shares sold	199,861		(1,564)		4,928			3,364
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Allocation of employee benefit plan shares			203					203
Tax benefit from employee benefit plans			921					921
Payment on ESOP debt							253	253
Deferred benefits for directors—net			795				196	991

December 31, 2005	21,955,359	$49,200	$122,345	$300,452	$(47,769)	$(7,875)	$(1,123)	$415,230

There was no activity in Preferred Stock during the years ended December 31, 2005, 2004 and 2003.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2005	2004	2003
OPERATING ACTIVITIES
Net income	$42,757	$38,182	$36,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,109	5,940	5,826
Net amortization	(223)	2,895	4,983
Provision for loan losses	8,045	7,735	9,612
Net securities gains	(2,021)	(2,768)	(2,778)
Net gains on sales of loans	(1,016)	(350)	(1,497)
Tax benefit from employee benefit plans	921	250	—
Deferred income taxes	3,750	1,407	(364)
Increase in cash surrender value of bank-owned life insurance	(1,387)	(2,843)	(3,085)
Loans originated for sale	(74,485)	(28,469)	(39,186)
Proceeds from the sale of loans originated for sale	76,588	27,391	43,667
Net change in: other assets and accrued interest receivable	(4,160)	(24,352)	2,717
Net change in: other liabilities and interest payable	(11,955)	8,314	4,694
Other—net	1,930	(281)	341

Net cash provided by operating activities	44,853	33,051	61,060

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	129,034	161,362	160,579
Proceeds from maturities, prepayments and calls	248,700	236,704	465,009
Purchases of securities	(196,863)	(358,855)	(717,338)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	21,969	81,724	89,168
Purchases of securities	(27,249)	(27,475)	(28,918)
Acquisition, net of cash paid	(37,819)	(26,874)	—
Net increase in loans	(51,534)	(220,608)	(125,417)
Purchases of premises and equipment—net	(8,492)	(4,967)	(3,248)
Sale of portfolio loans—net	66,791	—	—

Net cash provided by (used in) investing activities	144,537	(158,989)	(160,165)

FINANCING ACTIVITIES
(Decrease) increase in deposits	(55,817)	(11,389)	83,602
(Decrease) increase in Federal Home Loan Bank borrowings	(119,867)	124,708	19,357
Increase (decrease) in other short-term borrowings	2,888	(40,341)	51,119
Increase (decrease) in federal funds purchased	40,900	23,100	(9,000)
Redemption of trust preferred securities	—	—	(12,650)
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	15,464	41,238	30,936
Dividends paid	(22,785)	(19,792)	(19,278)
Treasury shares purchased—net	(36,622)	(2,739)	(17,856)

Net cash (used in) provided by financing activities	(175,839)	114,785	126,230

Net increase (decrease) in cash and cash equivalents	13,551	(11,153)	27,125
Cash and cash equivalents at beginning of the year	97,057	108,210	81,085

Cash and cash equivalents at end of the year	$110,608	$97,057	$108,210

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$89,788	$57,995	$64,658
Income taxes paid	6,425	11,075	7,880
Transfers of loans to other real estate owned	1,336	1,132	1,799
Transfers of loans to held for sale	26,820	—	—

Summary of Business Acquisition
Fair value of tangible assets acquired	$547,642	$413,806	$—
Fair value of core deposit intangibles acquired	2,905	3,600	—
Fair value of liabilities assumed	(505,756)	(373,404)	—
Stock issued for the purchase of acquired company’s common stock	(65,324)	(36,231)	—
Cash paid in the acquisition	(43,787)	(31,663)	—

Goodwill recognized	$(64,320)	$(23,892)	$—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“Bank”), headquartered in Wheeling, West Virginia, operates through 85 banking offices, two loan production offices and 124 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

PRINCIPLES OF CONSOLIDATION—The Consolidated Financial Statements include the accounts of WesBanco and those entities in which WesBanco has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.

WesBanco determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a voting interest entity is an entity in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. WesBanco consolidates voting interest entities in which it owns all, or at least a majority (generally, greater than 50%) of the voting interest. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has five wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns variable interests of less than twenty-five percent in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. Accordingly, these partnerships and their net assets, which are discussed below under the caption “Investments in Limited Partnerships” are not included in the Consolidated Financial Statements.

USE OF ESTIMATES—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS COMBINATIONS—Business combinations are accounted for using the purchase method of accounting. Under the purchase method, the net assets of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of an acquired business are included in the Consolidated Statements of Income from the date of acquisition.

RECLASSIFICATIONS—Certain prior year financial information has been reclassified to conform to the presentation in 2005. The reclassifications had no effect on net income.

REVENUE RECOGNITION—Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits and lending activities, as well as income at WesBanco’s other subsidiary companies, are accrued as earned.

CASH AND CASH EQUIVALENTS—For financial reporting purposes, cash and cash equivalents include cash and due from banks, due from banks—interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

SECURITIES—Securities Available-for-sale: Debt securities not classified as held-to-maturity, and marketable equity securities are classified as available-for-sale. These securities may be sold at any time based upon management’s assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations and other factors. These securities are stated at fair value, with the fair value adjustment, net of tax, reported as a separate component of accumulated other comprehensive income.

Securities Held-to-maturity: Securities that are purchased with the positive intent and ability to be held until their maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts.

Securities Available for Trading: Securities held for resale in the near term are carried at fair value, with unrealized gains and losses reflected in current operating results. WesBanco did not have a trading portfolio as of December 31, 2005 and 2004.

Cost-Method Investments: Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consisting of Federal Home Loan Bank stock and Federal Reserve Bank stock totaled $43.5 and $39.1 at December 31, 2005 and 2004, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. No such events were identified during the periods presented. Accordingly, no impairment testing was performed.

Gains and Losses: Net realized gains and losses on sales of securities are included in non-interest income. The cost of securities sold is based on the specific identification method. The gain or loss is determined as of the trade date. Prior unrealized gains and losses are recorded through other comprehensive income and reversed when gains or losses are realized or an impairment charge is recorded.

Amortization and Accretion: Amortization of premiums and accretion of discounts are included in interest on securities on a constant yield basis or generally to call date.

Other-than-Temporary Impairment Losses: Declines in the fair value of investment securities below cost are evaluated for other-than-temporary impairment losses. Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate. Declines in the value of investment securities that are considered “other-than-temporary” are recorded in net securities gains (losses). For fixed maturity investments with unrealized losses due to market conditions or industry-related events where WesBanco has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary.

WesBanco conducts a review each quarter for all securities which have possible indications of impairment, particularly those equaling or exceeding six months in a loss position for equity securities and twelve months for debt securities. WesBanco further reviews the results of the above testing for any security which might be considered for an other-than-temporary-impairment write-down. In estimating other-than-temporary impairment losses, WesBanco also considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and the intent and ability of WesBanco to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any securities that are deemed to be other-than-temporarily impaired are reflected in current earnings as realized losses, with appropriate adjustment for the portion previously accounted for as an unrealized loss in other comprehensive income.

LOANS AND LOANS HELD FOR SALE—Loans are generally reported at the principal amount outstanding, net of unearned income. Interest is accrued as earned on loans except where doubt exists as to collectibility, in which case recognition of income is discontinued. Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate.

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual and renegotiated loans, as well as certain loans internally classified as substandard or doubtful (as those terms are defined by banking regulations) that meet the definition of impaired loans. WesBanco generally recognizes interest income on non-accrual loans on the cash basis after recovery of principal is reasonably assured. Certain consumer loans are not placed on non-accrual, and instead are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines of credit. When repossession of collateral on secured consumer loans is assured and in process, the charged-down balance is reclassified to other assets. Residential real estate loans are generally not placed on non-accrual, and instead are charged down to the net realizable value of the collateral at 180 days past due and reclassified to other assets when the foreclosure occurs.

Loan origination fees and certain direct costs are deferred and accreted or amortized into interest income or expense, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income or expense.

ALLOWANCE FOR LOAN LOSSES—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Certain amounts from an acquiree’s prior allowance for loan losses may also be added. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

Larger commercial and commercial real estate loans that exhibit observed credit weaknesses and are deemed to be impaired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” are subject to individual review. Where appropriate, for loans in excess of $1.0 million, reserves are established based on the present value of expected future cash flows available to pay the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for the remainder of the commercial and commercial real estate loan portfolio based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, residential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management’s judgment, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco’s loan review function.

Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans based on a judgmental analysis of certain factors such as economic trends, changes in loan staffing, trends in the portfolio itself and other factors. WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, however, there have been no material substantive changes to such models and techniques compared to prior periods. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio.

MORTGAGE SERVICING RIGHTS—Mortgage servicing rights (“MSRs”) represent the right to service loans for third party investors. MSRs are accounted for pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which requires that a company recognize a separate asset, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third party investor with the servicing rights retained by WesBanco. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income includes servicing fees received from the third party investors and certain charges collected from the borrowers. Originated MSRs are recorded at allocated fair value at the time of the sale of the loans to the third party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. In calculating the fair value of the MSRs, the serviced loans are segregated into pools using, as pooling criteria, the loan term and the coupon rate. Individual impairment allowances for each pool are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the pool. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio as well as numerous assumptions including servicing income and costs, market discount rates, prepayment speeds and other market driven data. The fair value of MSRs is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs. Conversely, as interest rates rise, prepayments slow down generally resulting in an increase in the fair value of MSRs. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions.

PREMISES AND EQUIPMENT—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of owned assets is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated economic useful lives of the leased assets or the remaining terms of the underlying leases. Useful lives range from 3 to 10 years for furniture and equipment, 15 to 35 years for buildings and building improvements, and 15 years for land improvements. Maintenance and repairs are expensed as incurred while major improvements that extend the useful life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. Gains and losses on premises and equipment retired or otherwise disposed of are charged to operations when incurred.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, WesBanco recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a market price from a recent appraisal, if applicable, or a discounted cash flow analysis. Any resulting impairment losses are recorded in other non-interest expense in the Consolidated Statements of Income.

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS—Other real estate owned and repossessed assets, which are reported in other assets, are carried at the lower of cost or their estimated current fair value, less estimated costs to sell. Other real estate owned consists primarily of properties acquired through, or in lieu of, foreclosures. Repossessed assets consist primarily of automobiles and recreational vehicles acquired to satisfy defaulted consumer loans. Subsequent declines in fair value, if any, and gains or losses on the disposition of these assets are charged to current expense.

GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more often if events or circumstances indicate they may be impaired. Finite-lived intangible assets, which consist of core deposit intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from seven to eleven years and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

Goodwill is tested for potential impairment using a two-step approach. In the first step, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, step two, which involves comparing the implied fair value of goodwill to its carrying value, is completed and to the extent that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying value. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. A finite-lived intangible asset is tested for impairment by comparing its fair value based on undiscounted cash flow projections to its carrying value. An impairment loss is recognized to the extent that its carrying amount exceeds its fair value.

WesBanco uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of these methods, which may produce results that would be different than the results that could be realized in an actual transaction.

BANK-OWNED LIFE INSURANCE—WesBanco has purchased life insurance policies on certain executive officers and employees. WesBanco receives the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. These policies are recorded in the Consolidated Balance Sheets at their net cash surrender value. Changes in net cash surrender value are recognized as non-interest income or expense in the Consolidated Statements of Income.

DERIVATIVES—From time to time WesBanco enters into derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value in the Consolidated Balance Sheets. To qualify for hedge accounting, a derivative must be designated as a hedge and be highly effective both at inception and on an ongoing basis in achieving offsetting changes in fair value or cash flows for the risk being hedged. Additionally, formal documentation of the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge must be prepared at inception and maintained during the life of the hedge. WesBanco considers a hedge to be highly effective if the change in fair value of a derivative instrument is within 80% to 120% of the offsetting change in the fair value of the hedged item attributable to the hedged risk. If a derivative is designated as a fair value hedge, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Any ineffectiveness is recorded in earnings as it occurs. Actual cash receipts and/or payments and related accruals on derivatives are recorded as adjustments to interest income or interest expense associated with the hedged item. During the life of the hedge, WesBanco formally assesses, on a periodic basis, whether or not the hedge continues to be highly effective. If the hedge ceases to be highly effective, hedge accounting is discontinued prospectively and previous adjustments to the carrying value of the hedge are reversed into earnings in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

INTEREST RATE LOCK COMMITMENTS—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For all IRLC issued in connection with potential loans intended for sale, which consist primarily of originated twenty and thirty year fixed rate residential home mortgage loans and certain 15 year fixed rate loans, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk during the period between the IRLC and loan funding. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The IRLC is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and an investor. Both the IRLC and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at the lower of cost or market as “Loans Held for Sale” in the Consolidated Balance Sheets.

INVESTMENTS IN LIMITED PARTNERSHIPS—WesBanco accounts for its investments in limited partnerships using the equity method of accounting. Under the equity method of accounting, WesBanco records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect WesBanco’s share of income or loss of the investee. WesBanco’s recognition of earnings or losses from an equity method investment is based on WesBanco’s ownership percentage in the limited partnership and the investee’s earnings on a quarterly basis.

All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. There are inherent risks associated with WesBanco’s investments in limited partnerships which may result in income statement volatility in future periods. WesBanco includes its investments in limited partnerships in other assets in the Consolidated Balance Sheets.

INCOME TAXES—The provision for income taxes included in the Consolidated Statements of Income includes both federal and state income taxes and is based on income in the financial statements, rather than amounts reported on WesBanco’s income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income or expense in the period that includes the enactment date.

ADVERTISING COSTS—Advertising costs are generally expensed as incurred and totaled $2.8 million, $2.0 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

EARNINGS PER SHARE—Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during each period. For diluted EPS, the weighted-average number of shares for each period is increased by the number of shares which would be issued assuming the exercise of common stock options. Unallocated shares held by the employee stock ownership plan (“ESOP”) are excluded from the computation of EPS, whereas allocated shares are included in computing EPS.

TRUST ASSETS—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain trust assets are held on deposit at the Bank.

COMPREHENSIVE INCOME—Sources of comprehensive income not included in net income consist of unrealized gains and losses (net fair value adjustments) on securities available-for-sale and derivatives and, if applicable, additional minimum pension liability, net of tax.

EMPLOYEE STOCK OWNERSHIP PLAN—WesBanco accounts for its leveraged ESOP in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The cost of unallocated shares held by the ESOP is recorded as a reduction of shareholders’ equity in the Consolidated Financial Statements. Compensation expense is recognized when shares are committed to be released based on the average fair value of the shares. Shares are released to participants as principal payments are made on the loan owed to the Bank by the ESOP. Dividends on unallocated shares are used to pay interest and principal on the loan. Dividends on allocated shares are added to participants’ accounts and recorded as a reduction of retained earnings in the Consolidated Financial Statements.

STOCK-BASED COMPENSATION—WesBanco accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method. Under APB No. 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. In accordance with FAS 123 as amended by FAS 148, WesBanco provides pro forma disclosures as if it had applied the fair value based method in measuring all outstanding stock options.

The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net income as reported	$42,757	$38,182	$36,130
Stock based compensation expense under fair value method—net of tax	—	430	457

Pro forma net income	$42,757	$37,752	$35,673

Earnings per share as reported—basic	$1.90	$1.91	$1.80
Earnings per share as reported—diluted	$1.90	$1.90	$1.80

Pro forma earnings per share—basic	$1.90	$1.88	$1.78
Pro forma earnings per share—diluted	$1.90	$1.88	$1.78

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. During 2005 and 2004, WesBanco granted stock options on common stock to employees totaling 116,500 and 63,001, respectively. There were no options granted during 2003.

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2005	2004	2003
Weighted-average life	6 Years	6 Years	—
Risk-free interest rates	3.80%	4.16%	—
Dividend yield	3.65%	3.75%	—
Volatility factors	29.33%	29.64%	—
Fair value of the grants	$6.63	$6.19	—

The options granted in 2005 vest in three increments, with one-third vesting on December 31, 2005, one-third vesting on December 31, 2006 and the final one-third vesting on December 31, 2007, based on WesBanco achieving the specified EPS target for each respective year. Since the options granted in 2005 only vest if the specified EPS targets are met, the fair value of each option was determined as if it was vested at the date of grant. Compensation expense under the fair value method is based on the number of options expected to vest each year based on management’s best estimate of the probability that the underlying EPS targets will be achieved. Since the EPS target for 2005 was not achieved, no compensation expense was recognized in 2005 for the options scheduled to vest on December 31, 2005. The remaining options granted in 2005 will be evaluated under FAS 123 in the first quarter of 2006 and may result in compensation expense in 2006 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS—In November 2005, the FASB issued Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If after evaluating all available evidence and the realizable value of an investment, its impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”—a replacement of APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. There are no voluntary changes in accounting principles contemplated at this time and therefore the adoption of this standard in 2006 is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB No. 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123-R, and the disclosures in MD&A subsequent to the adoption. WesBanco will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123-R on January 1, 2006. The adoption of this pronouncement in 2006 is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.

In December 2004 the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123-R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. WesBanco will be required to apply SFAS No. 123-R using one of two methods, the modified prospective method or restatement of previously issued financial statements. Under the modified prospective method, a company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under the second method, a company may restate previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS No. 123. WesBanco will apply the modified prospective method upon adopting SFAS No. 123-R. The adoption of this standard in the first quarter of 2006 is not expected to have a significant impact on WesBanco’s financial condition, results of operations, or cash flows.

NOTE 2. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2005	2004	2003
Numerator for both basic and diluted earnings per share:
Net Income	$42,757	$38,182	$36,130

Denominator:
Total average basic common shares outstanding	22,474,645	20,028,248	20,056,849
Effect of dilutive stock options	53,617	55,470	23,566

Total diluted average common shares outstanding	22,528,262	20,083,718	20,080,415

Earnings per share—basic	$1.90	$1.91	$1.80
Earnngs per share—diluted	$1.90	$1.90	$1.80

NOTE 3. BUSINESS COMBINATIONS

On January 3, 2005, WesBanco completed the acquisition of Winton Financial Corporation (“Winton”) and the merger of Winton’s subsidiary, Winton Savings and Loan Company, with and into the Bank. WesBanco and Winton entered into a definitive Agreement and Plan of Merger on August 25, 2004. Winton and its banking subsidiary operated through seven branch offices and two residential mortgage loan production offices in the Cincinnati, Ohio, metropolitan market at the time of acquisition, although one of the loan production offices has since been closed. The primary reasons for the merger with Winton were for entry into new higher growth markets and to further expand WesBanco’s branch network in southwestern Ohio.

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

WesBanco also paid $1.9 million for Winton’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $1.7 million in direct costs accounted for as part of goodwill associated with the merger of which $0.2 million remained unpaid at December 31, 2005. The direct merger costs included involuntary employee termination costs of $0.5 million along with legal, accounting advisory and conversion costs of $1.1 million and an additional $0.1 million in other costs. As of the date of the acquisition on January 3, 2005, Winton had total assets of approximately $551 million, loans of $482 million, deposits of $359 million, borrowings of $133 million and shareholders’ equity of $49 million. WesBanco’s Consolidated Statements of Income include the results of operations of Winton from the closing date of the acquisition.

WesBanco recorded goodwill of $64.3 million and a core deposit intangible of $2.9 million in conjunction with the merger. Goodwill and core deposit intangibles were allocated to WesBanco’s community banking segment. The Winton core deposit intangible has a weighted-average useful life of approximately 10 years.

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

The aggregate purchase price for Western Ohio was approximately $67.9 million and was consummated through the exchange of a combination of WesBanco common stock at a rate of 1.18 shares for 55% of Western Ohio’s shares outstanding and $35.00 per share in cash for the remaining 45% of its stock. The acquisition was completed through the issuance of 1,176,935 shares of WesBanco common shares held in treasury and the payment of $28.6 million in cash paid from WesBanco’s available cash, primarily from the issuance of junior subordinated debt in June of 2004. WesBanco also paid $1.6 million for Western Ohio’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and paid $1.5 million in direct costs associated with the merger. The direct merger costs included involuntary employee termination costs of $0.6 million along with legal, accounting advisory and conversion costs of $0.9 million. As of the date of the acquisition on August 31, 2004, Western Ohio had total assets of approximately $412 million, loans of $334 million, deposits of $255 million, borrowings of $111 million and shareholders’ equity of $44 million. WesBanco’s Consolidated Statements of Income include the results of operations of Western Ohio from the closing date of the acquisition on August 31, 2004.

WesBanco recorded goodwill of $23.9 million, which was decreased by $0.8 million in 2005, and a core deposit intangible of $3.6 million in conjunction with the Western Ohio merger. Goodwill and core deposit intangibles were allocated to WesBanco’s community banking segment. The Western Ohio core deposit intangible has a weighted-average useful life of approximately 10 years. The following table presents pro forma combined results of operations of WesBanco, Winton and Western Ohio as if the business combinations had been completed as of the beginning of each respective period:

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004
Net Interest Income	$132,311	$134,531
Net Income	42,757	43,864
Pro forma earnings per share—basic	$1.90	$1.90
Pro forma earnings per share—diluted	$1.90	$1.89

The pro forma combined results of operations include net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the merger date. These adjustments have been consistently applied to each period presented in the above table. The pro forma information also includes merger-related expenses occurring after the date of the acquisition.

NOTE 4. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2005				December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury	$11,400	$—	$(3)	$11,397	$—	$—	$—	$—
Other government agencies and corporations	252,437	—	(4,326)	248,111	315,324	473	(1,398)	314,399
Mortgage-backed securities	305,228	17	(9,423)	295,822	399,437	919	(3,015)	397,341
Obligations of states and political subdivisions	36,550	72	(395)	36,227	42,295	459	(257)	42,497
Corporate securities	6,140	—	(134)	6,006	6,236	4	(38)	6,202

Total debt securities	611,755	89	(14,281)	597,563	763,292	1,855	(4,708)	760,439
Equity securities	3,694	1,914	—	5,608	3,600	1,281	—	4,881

Total	$615,449	$2,003	$(14,281)	$603,171	$766,892	$3,136	$(4,708)	$765,320

Held-to-Maturity
Obligations of states and political subdivisions	$389,393	$9,062	$(1,354)	$397,101	$367,780	$14,520	$(543)	$381,757

At December 31, 2005 and 2004, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table shows amortized cost and estimated fair values of securities by maturity: (1)

	December 31, 2005
	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Within one year	$71,148	$70,763	$4,267	$4,312
After one year, but within five years	454,937	443,424	29,479	30,004
After five years, but within ten years	64,085	62,052	137,533	140,767
After ten years	25,279	26,932	218,114	222,018

Total	$615,449	$603,171	$389,393	$397,101

(1)	Mortgage-backed securities are assigned to maturity categories based on estimated weighted-average lives. Available-for-sale securities in the after ten-year category include securities with no stated maturity. Other securities with prepayment or call provisions are categorized based on contractual maturities.

Securities with aggregate par values of $443.5 million and $450.0 million and aggregate carrying values of $445.7 million and $452.3 million at December 31, 2005 and 2004, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $129.0 million, $161.4 million and $160.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross security gains on available-for-sale securities of $2.0 million, $2.8 million and $3.1 million and gross security losses on available-for-sale securities of $31 thousand, $46 thousand and $0.3 million were realized for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2005 and 2004:

	December 31, 2005
	Less than 12 months			12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

U.S. Treasury	$7,824	$(3)	2	$—	$—	—	$7,824	$(3)	2
Other government agencies and corporations	95,306	(992)	18	152,805	(3,334)	34	248,111	(4,326)	52
Mortgage-backed securities	58,792	(1,138)	33	235,818	(8,285)	80	294,610	(9,423)	113
Obligations of states and political subdivisions	64,158	(699)	132	38,158	(1,050)	87	102,316	(1,749)	219
Corporate securities	—	—	—	6,006	(134)	3	6,006	(134)	3

Total temporarily impaired securities	$226,080	$(2,832)	185	$432,787	$(12,803)	204	$658,867	$(15,635)	389

	December 31, 2004
	Less than 12 months			12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies and corporations	$172,225	$(864)	38	$30,934	$(534)	7	$203,159	$(1,398)	45
Mortgage-backed securities	230,303	(2,084)	61	40,844	(932)	12	271,147	(3,016)	73
Obligations of states and political subdivisions	25,594	(245)	47	18,031	(555)	51	43,625	(800)	98
Corporate securities	4,182	(37)	2	—	—	—	4,182	(37)	2

Total temporarily impaired securities	$432,304	$(3,230)	148	$89,809	$(2,021)	70	$522,113	$(5,251)	218

WesBanco does not believe any of the securities are impaired due to reasons of credit quality as none of the securities presented above represent securities that have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in interest rates. WesBanco also has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time WesBanco will receive full value for the securities. Furthermore, management also has the ability and intent to hold the noted loss position securities classified as available-for-sale for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2005, management believes the unrealized losses detailed above are temporary and no impairment loss has been recognized in the Consolidated Statements of Income.

NOTE 5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.7 million and $5.1 million at December 31, 2005 and 2004, respectively.

The following table presents changes in the allowance for loan losses:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Balance at beginning of year	$29,486	$26,235	$25,080
Allowance for loan losses of acquired bank	1,947	2,071	—
Provision for loan losses	8,045	7,735	9,612
Charge-offs	(10,601)	(8,168)	(9,127)
Recoveries	2,080	1,613	670

Net loan charge-offs	(8,521)	(6,555)	(8,457)

Balance at end of year	$30,957	$29,486	$26,235

In conjunction with the Winton acquisition on January 3, 2005, WesBanco acquired loans approximating $482 million. Winton’s allowance for loan losses at the acquisition date was approximately $2.4 million. WesBanco applied the guidance required under SOP 03-3 and determined that certain loans acquired in the Winton acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. WesBanco determined that loans totaling approximately $2.0 million were within the guidelines set forth under SOP 03-3. Accordingly, WesBanco recorded $1.9 million in carryover allowance on loans not subject to SOP 03-3.

The following table sets forth the information for the loans accounted for under SOP 03-3 as of December 31, 2005:

(in thousands)	Contractually Required Payments	Carrying Amount	Cash Flows Expected to be Collected	Post- Acquisition Allowance	Accretable Yield
Balance at beginning of year	$—	$—	$—	$—	$—
Additions	1,968	1,466	1,488	—	44
Disposals	(1,040)	(892)	(905)	—	(13)
Accretion	—	—	—	—	(22)

Balance at end of year	$928	$574	$583	$—	$9

Due to the uncertainty surrounding the timing of the receipt of the cash flows expected to be collected, these loans were transferred to non-accrual status in the second quarter of 2005 and are no longer being accreted.

The following tables summarize loans classified as impaired:

(in thousands)	2005	2004
Non-accrual loans	$9,920	$8,195
Other impaired loans	4,565	7,078

Total impaired loans	$14,485	$15,273

	December 31,
(in thousands)	2005	2004
Balance of impaired loans with no allocated allowance for loan losses	$7,793	$5,982
Balance of impaired loans with an allocated allowance for loan losses	6,692	9,291

Total impaired loans	$14,485	$15,273

Allowance for loan losses allocated to impaired loans	$1,566	$1,623

	For the years ended December 31,
(in thousands)	2005	2004	2003
Average impaired loans	$14,555	$15,742	$20,493
Amount of contractual interest income on impaired loans	623	414	502
Amount of interest income recognized on a cash basis	147	230	263

At December 31, 2005, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2005	2004
Other real estate owned	$1,371	$1,632
Repossessed assets	497	427

Total other real estate owned and repossessed assets	$1,868	$2,059

NOTE 6. MORTGAGE SERVICING RIGHTS

At December 31, 2005 and 2004, WesBanco had approximately $1.9 million and $0.3 million of capitalized MSRs, respectively, of which $0.7 million were added due to the June 2005 sale of approximately $67.8 million of 1-4 family, fixed rate residential mortgage loans from its existing loan portfolio, while $1.0 million were acquired in the January 3, 2005 Winton transaction and $0.3 million were acquired in the August 31, 2004 Western Ohio transaction. The fair value of the MSRs was $2.3 million and $0.4 million at December 31, 2005 and 2004, respectively, which exceeded carrying value for both periods. Therefore, no valuation allowance was established at either year end. Amortization of MSRs was $0.3 million and $21 thousand for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, WesBanco serviced loans for others aggregating approximately $182.6 million and $39.2 million, respectively. Such loans are not included in the Consolidated Balance Sheets. At December 31, 2005, WesBanco held custodial funds of $2.5 million relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2005	2004
Land and improvements	$16,979	$15,880
Buildings and improvements	63,947	56,593
Furniture and equipment	48,654	38,169

Total cost	129,580	110,642
Accumulated depreciation and amortization	(64,873)	(53,972)

Total premises and equipment, net	$64,707	$56,670

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2005, 2004 and 2003 was $6.1 million, $5.9 million and $5.7 million, respectively.

In 2004, WesBanco sold certain former bank premises for approximately $1.5 million, financing the full amount of the purchase price to the purchaser. Under SFAS No. 66, “Accounting for Sales of Real Estate,” WesBanco was required to defer the gain of approximately $1.0 million. WesBanco will begin to accrete the gain into income once the collections received exceed WesBanco’s original basis in the property. None of the gain was recognized in 2005 or 2004.

WesBanco leases certain premises and equipment under non-cancelable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under operating leases, excluding contingent rental payments, was $1.5 million, $0.9 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. WesBanco also has certain contingent operating leases that have a minimum required payment in addition to a payment based upon usage and transactions, as well as certain contingent operating leases whose payment is solely based on usage. WesBanco’s operating lease expense for contingent rentals based on usage or transactions was $0.8 million, $0.8 million and $0.4, for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows: (in thousands)

Year	Amount
2006	$1,197
2007	1,053
2008	678
2009	525
2010	394
2011 and thereafter	2,253

Total (1)	$6,100

(1)	Includes stipulated minimum payments on contingent rentals and excludes any contingent rentals based solely on usage or transactions.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $137.3 million and $73.8 million at December 31, 2005 and 2004, respectively. In 2005, WesBanco capitalized $64.3 million in goodwill and $2.9 million in core deposit intangibles in connection with the Winton acquisition. In 2004, WesBanco capitalized $23.9 million in goodwill, which was decreased by $0.8 million in 2005, and $3.6 million in core deposit intangibles in connection with the Western Ohio acquisition. Goodwill recorded in connection with the Winton and Western Ohio acquisitions was allocated to WesBanco’s community banking segment. Core deposit intangibles resulting from the Winton and Western Ohio acquisitions are being amortized over a weighted-average useful life of approximately 10 years. Substantially all of the remaining goodwill and core deposit intangibles relate to the 2002 acquisition of American Bancorporation (“American”). Amortization of core deposit intangibles totaled $2.7 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively. As required, WesBanco completed its annual goodwill impairment test as of November 30, 2005 and determined that goodwill was not impaired.

The following table shows WesBanco’s capitalized core deposit intangibles and related accumulated amortization:

	December 31,
(in thousands)	2005	2004
Gross carrying amount	$17,625	$14,720
Accumulated amortization	(7,225)	(4,558)

Net carrying amount	$10,400	$10,162

The following table shows WesBanco’s core deposit intangible amortization for each of the next five years: (in thousands)

Year	Amount
2006	$2,511
2007	2,360
2008	2,209
2009	1,139
2010	806

NOTE 9. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low income housing investment tax credit projects. At December 31, 2005 and 2004, WesBanco had $9.5 million and $8.7 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $8.8 million and $9.4 million, at December 31, 2005 and 2004, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2005, 2004 and 2003 totaling $0.9 million, $0.6 million and $0.6, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $0.7 million, $0.6 million and $0.3 for the years ended December 31, 2005, 2004 and 2003, respectively.

WesBanco is also a limited partner in five other limited partnerships. Three of the limited partnerships provide seed money and capital to start up companies, another provides media distribution services and the other provides financing to low-income housing projects. At December 31, 2005 and 2004, WesBanco had $1.5 million and $1.5 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2005, 2004 and 2003 which totaled $0.1 million, $0.4 million and $32 thousand, respectively.

NOTE 10. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $426.6 million and $313.7 million as of December 31, 2005 and 2004, respectively. Interest expense on certificates of deposit of $100 thousand or more was $12.2 million, $7.3 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the scheduled maturities of total certificates of deposit are as follows: (in thousands)

Year	Amount
2006	$742,373
2007	436,197
2008	90,172
2009	62,200
2010	63,240
2011 and thereafter	9,772

Total	$1,403,954

NOTE 11. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2005 and 2004 WesBanco had FHLB borrowings of $612.7 million and $599.4 million, respectively, with a weighted-average interest rate of 3.52% and 3.31%, respectively. Included in WesBanco’s FHLB borrowings at December 31, 2005 are $177.1 million in FHLB of Cincinnati advances obtained in conjunction with the Winton and Western Ohio acquisitions. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $41.9 million at December 31, 2005 and $37.4 million at December 31, 2004 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at December 31, 2005 and 2004 was $778.4 million and $915.5 million, respectively.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $612.7 million outstanding at December 31, 2005, $195.3 million in FHLB convertible advances are subject to conversion to a variable rate advance by the FHLB.

The following table summarizes the FHLB maturities at December 31, 2005 based on contractual dates and effective interest rates: (dollars in thousands)

Year	Scheduled Maturity	Weighted Average Rate
2006	$219,606	3.21%
2007	160,749	3.29%
2008	66,089	3.21%
2009	86,358	4.18%
2010	50,170	4.79%
2011 and thereafter	29,721	4.11%

Total	$612,693	3.52%

NOTE 12. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	December 31,
(in thousands)	2005	2004	2003
Federal funds purchased	$74,000	$33,100	$10,000
Securities sold under agreements to repurchase	153,536	165,097	169,937
Treasury tax and loan notes and other	4,265	2,316	37,817
Revolving line of credit	12,500	—	—

Total	$244,301	$200,513	$217,754

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2005	2004	2003
Outstanding balance at year end	$153,536	$165,097	$169,937
Average balance during the year	176,828	160,448	160,942
Maximum month-end balance during the year	207,877	182,056	187,799
Average interest rate at year end	3.55%	1.82%	1.30%
Average interest rate during the year	2.77%	1.40%	1.37%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. In addition, $25.0 million of the balance outstanding at December 31, 2005 was transacted with another bank.

WesBanco has a $35.0 million line of credit with a third-party bank that bears interest at the one-month LIBOR rate plus an applicable margin based on WesBanco’s tangible net worth to total tangible assets ratio. The line matures in July 2006 and contains a number of financial and operating covenants, all of which WesBanco was in compliance with as of December 31, 2005. At December 31, 2005 the balance outstanding on the line of credit was $12.5 million. There was no outstanding balance at December 31, 2004.

NOTE 13. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

In March of 2005, WesBanco formed a wholly-owned trust subsidiary, WesBanco Capital Trust VI (the “Trust”). The Trust was formed for the purpose of issuing $15.0 million in trust preferred securities through a pooled trust preferred program. The Trust Preferred Securities were issued and sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by the Trust were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco, which are the sole assets of the Trust. The Trust pays dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trust. The Trust provides WesBanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.

In June of 2004, WesBanco formed two wholly-owned trust subsidiaries, WesBanco Capital Trust IV and Trust V (the “Trusts”). These Trusts were formed for the purpose of issuing $40.0 million in trust preferred securities through two pooled trust preferred programs. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Debt issued by WesBanco. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in Junior Subordinated Debt, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. Both Trusts provide WesBanco with the option to defer payment of interest on the junior subordinated debt for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by WesBanco of the obligations of the Trust Preferred Securities.

In June of 2003, WesBanco formed two wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trust II and WesBanco, Inc. Capital Statutory Trust III, which were formed for the purpose of issuing $30.0 million in trust preferred securities through two pooled trust preferred programs. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale thereof were invested in Junior Subordinated Debt issued by WesBanco. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in Junior Subordinated Debt, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. Both Trusts provide WesBanco with the option to defer payment of interest on the junior subordinated debt for an aggregate of 20 consecutive quarterly periods. Should this option be utilized, WesBanco may not declare or pay dividends on its common stock during any such period.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve currently allows bank holding companies to include trust preferred securities up to a certain limit of Tier 1 Capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of December 31, 2005:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008(6)
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008(6)
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009(6)
WesBanco Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009(6)
WesBanco Capital Trust VI (5)	15,000	464	15,464	3/17/2035	3/17/2010(6)

Total trust preferred securities	$85,000	$2,638	$87,638

(1)	Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.

(2)	Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.

(3)	Fixed rate of 7.15% through March 17, 2006 and three-month LIBOR plus 2.65% thereafter, quarterly.

(4)	Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.

(5)	Fixed rate of 6.37% through March 17, 2010 and three-month LIBOR plus 1.77% thereafter.

(6)	Redeemable at par at anytime after the noted date.

NOTE 14. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN AND OTHER POSTRETIREMENT PLANS—At December 31, 2005, substantially all employees were participants in the WesBanco Defined Benefit Pension Plan (“The Plan”). The Plan covers those employees who satisfy minimum age and length of service requirements. Benefits of the Plan are generally based on years of service and the employee’s compensation during the last five years of employment. The Plan’s funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. WesBanco uses a December 31 measurement date for its Defined Benefit Pension Plan.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(in thousands)	2005	2004
Accumulated benefit obligation at end of year	$42,471	$38,566
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$45,408	$40,752
Service cost	2,155	2,058
Interest cost	2,657	2,611
Actuarial loss	1,568	1,858
Benefits paid	(2,388)	(1,871)

Projected benefit obligation at end of year	$49,400	$45,408

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$39,835	$34,839
Actual return on plan assets	1,568	1,649
Employer contributions	5,324	5,218
Benefits paid	(2,388)	(1,871)

Fair value of plan assets at end of year	$44,339	$39,835

Net amount recognized:
Funded status	$(5,061)	$(5,573)
Unrecognized prior service cost	(627)	(770)
Unrecognized net loss	14,683	12,282

Net amount recognized as prepaid pension cost in the consolidated balance sheets	$8,995	$5,939

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%

The components of and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$2,155	$2,058	$1,453
Interest cost	2,657	2,611	2,394
Expected return on plan assets	(3,319)	(2,917)	(2,362)
Amortization of prior service cost	(143)	(143)	(146)
Amortization of net loss	918	842	885

Net periodic pension cost	$2,268	$2,451	$2,224

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.25%	6.75%
Rate compensation increase	3.50%	4.00%	3.75%
Expected long-term return on assets	8.50%	8.50%	8.50%

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class.

PENSION PLAN INVESTMENT POLICY AND STRATEGY—The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets will be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risks, taking into account the Plan’s funding needs and benefit obligations. Assets will be invested in a balanced portfolio composed primarily of equities, fixed income and cash or cash equivalent money market investments.

A maximum of 10% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds, which invest in foreign stock. Although most of the portfolio will be invested in large capitalization stocks, up to 25% of the equity portfolio may be invested in NASDAQ stocks. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated BAA1 or BBB+ or higher. No more than 10% shall be invested in bonds or notes issued by the same corporation. There will be no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2005 and 2004 the Plan’s equity securities included 88,300 and 118,300 shares of WesBanco common stock with a fair market value of $2.7 million and $3.8 million. Dividends received on WesBanco stock held by the plan were $0.1 million for each of the years ended December 31, 2005 and 2004.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2005	December 31,

		2005	2004
Asset Category:
Equity securities	50 – 75%	68%	62%
Debt securities	25 – 50%	31%	23%
Other	0 – 25%	1%	15%

Total		100%	100%

CASH FLOWS—WesBanco does not have a required minimum contribution for 2006 and as of December 31, 2005 has not determined the amount of any voluntary contributions it may make in 2006.

The following table presents estimated payments to be paid in each of next five years and in the aggregate for the five years thereafter: (in thousands)

Year	Amount
2006	$1,575
2007	1,573
2008	1,644
2009	1,852
2010	2,105
2011 to 2015	14,603

On March 1, 2002, WesBanco became the plan administrator of the American non-contributory Defined Benefit Pension Plan. Prior to the acquisition, American had frozen all benefit accruals in its pension plan and fully vested all participants in the benefits accrued to them. As of December 31, 2005 and 2004, the American Plan had a projected benefit obligation of $0.8 million and fair value of the plan assets of $0.9 million and $0.8 million, respectively. At December 31, 2005 and 2004, WesBanco has a prepaid pension cost of $164 thousand and $14 thousand, respectively, on the balance sheet related to the American Plan. Net periodic pension costs in the American Plan for 2005 and 2004 were $(12) thousand and $8 thousand, respectively and plan contributions were $138 thousand and $43 thousand, respectively. The measurement date of the American Plan was October 1, 2005. As of December 31, 2005, WesBanco had no plans to merge the American pension plan with the current.

The following table sets forth the estimated future benefit payments reflecting expected future service for the American Plan: (in thousands)

Year	Amount
2006	$68
2007	68
2008	72
2009	77
2010	77
2011 to 2015	410

EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory internally leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Annual contributions are made to the ESOP as required by the loan agreement discussed below and at the discretion of the Board of Directors. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For the year ended December 31, 2005, WesBanco matched 100% of the first 3% of eligible employee contributions and 50% of the next 2% of eligible employee contributions. For the year ended December 31, 2004, WesBanco matched 50% of the first 4% of eligible employee contributions.

As of December 31, 2005, the KSOP held 678,105 shares of WesBanco common stock, of which 662,660 shares were allocated to specific employee accounts, and 15,445 shares with a market value of $0.5 million were unallocated. WesBanco’s KSOP was committed to release 15,445 shares as of December 31, 2005, with an average per share fair value of $29.07. Shares are released based on a formula, which considers the amount of principal and interest paid on the ESOP loan for the current year over the principal and interest to be paid for that period and all future periods. Dividends earned on unallocated shares are used to pay interest on the ESOP loan and for the three years ended December 31, 2005, 2004 and 2003 totaled $20 thousand, $37 thousand and $47 thousand, respectively. Dividends on allocated shares are distributed to employee accounts. Total expense for the KSOP for the years ended December 31, 2005, 2004 and 2003 was $1.3 million, $1.0 million and $0.9 million, respectively. Total expense for the ESOP component of the KSOP for each of the years ended December 31, 2005, 2004 and 2003 was $0.5 million, respectively.

During 2000, WesBanco’s ESOP established a $2.0 million revolving line of credit with the Bank, bearing interest at a rate equal to the Bank’s base rate and requiring annual repayments of principal equal to 20% of the balance outstanding at January 1 of each year. The line of credit matured on December 15, 2005, with a final balloon payment equal to all unpaid principal and interest due and payable at that time. The revolving line of credit had an outstanding balance of $0.0 million, $0.3 million and $0.6 million at December 31, 2005, 2004 and 2003, respectively. Interest paid to the Bank by the ESOP during 2005, 2004 and 2003 totaled $12 thousand, $23 thousand and $47 thousand, respectively.

Winton maintained a profit sharing 401(k) savings plan. On January 3, 2005 the Winton profit sharing 401(k) savings plan was closed to new participants. Based on eligibility dates all new Winton participants were automatically enrolled in the WesBanco 401(k) plan. At December 31, 2004, Winton’s 401(k) plan had assets totaling $14.1 million. Winton’s plan was merged into the WesBanco 401(k) plan on April 1, 2005.

Western Ohio maintained a profit sharing 401(k) savings plan. On August 31, 2004 the Western Ohio profit sharing 401(k) savings plan was closed to new participants. Based on eligibility dates all new Western Ohio participants were automatically enrolled in the WesBanco 401(k) plan. At December 31, 2004, Western Ohio’s 401(k) plan had assets totaling $1.2 million. Western Ohio’s plan was merged into the WesBanco 401(k) plan on January 3, 2005.

KEY EXECUTIVE INCENTIVE BONUS AND STOCK OPTION PLAN—The Key Executive Incentive Bonus and Stock Option Plan, which commenced in 1998, is a non-qualified plan that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or granting of stock options, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals. Performance goals are established by WesBanco’s Board of Directors.

Compensation expense recorded in 2005, 2004 and 2003 was $0.7 million for each year, respectively. During 2005, 2004 and 2003, WesBanco recorded expense for awards in the amounts of $100 thousand, $68 thousand and $58 thousand, respectively, for the Long-Term Incentive Bonus component made to specific employees.

The Stock Option component provides for granting of stock options to eligible employees. The maximum term of all options granted under WesBanco’s Stock Option Plan is ten years from the original grant date. At December 31, 2005 and 2004, WesBanco had 398,569 and 515,069 shares remaining for future issuance under equity compensation plans, respectively. WesBanco’s Board of Directors approved a 116,500 share stock option grant to selected participants, including certain named executive officers. The stock option grants were effective as of May 18, 2005, at a grant price of $29.16, which was the closing price of the stock on May 17, 2005. The options vest in three increments of one-third each year, with the first one-third vesting on December 31, 2005, the second one-third vesting on December 31, 2006 and the final one-third vesting on December 31, 2007, with each annual vesting based on WesBanco achieving certain EPS targets. The options that vest will expire ten years from the date of grant, or May 18, 2015. The options scheduled to vest on December 31, 2005 were forfeited since WesBanco did not achieve the specified EPS target.

In 2005, WesBanco assumed 132,174 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Winton in conjunction with the January 3, 2005 merger at an average option price of $13.29 per share, for certain of the former key officers. In 2004, WesBanco issued 63,001 stock options at an average option price of $26.60 per share and a fair value of $6.19 per share. These options vested on December 31, 2004. Also in 2004 WesBanco assumed 35,995 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Western Ohio in conjunction with the August 31, 2004 merger at an average option price of $17.16 per share, for certain of the former key officers. No stock options were granted by the Board of Directors in 2003. All granted options become immediately vested in the event of a change in control of WesBanco.

The following table shows the share activity in the Option Plan:

	For the years ended December 31,
	2005	Weighted Average Exercise Price Per Share	2004	Weighted Average Exercise Price Per Share	2003	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	439,239	$23.31	384,840	$22.94	417,419	$22.99
Granted during the year	116,500	29.16	63,001	26.60	—	—
Assumed in acquisition	132,174	13.29	35,995	17.16	—	—
Exercised during the year	(202,361)	16.90	(43,597)	19.70	(18,667)	21.41
Expired during the year	—	—	—	—	(9,579)	28.87
Forfeited during the year	(43,500)	28.81	(1,000)	23.96	(4,333)	20.74

Outstanding at end of the year	442,052	$24.25	439,239	$23.31	384,840	$22.94

Exercisable at year end	365,719	$23.23	439,239	$23.31	316,172	$22.72

The following table shows the average remaining life of the stock options at December 31, 2005:

Year Issued	Exerciseable at Year End	Exercise Price Range Per Share	Options Outstanding	Average Exercise Price	Remaining Contractual Life in Years
1998	15,998	$29.50	15,998	$29.50	2.12
2000	15,000	22.00	15,000	22.00	4.32
2001	84,884	20.74	84,884	20.74	5.30
2002	171,000	23.96	171,000	23.96	6.89
2004	57,834	26.60	57,834	26.60	8.39
2005	—	29.16	76,333	29.16	9.38
2005 (1)	21,003	8.94 to 17.55	21,003	14.13	4.43

Total	365,719		442,052	$24.25	6.84

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Professional fees	$5,252	$4,406	$4,395
Marketing and advertising	4,535	3,051	2,398
General and administrative	1,710	1,511	1,293
Supplies	1,921	1,838	1,705
Postage	3,022	2,597	2,448
Telecommunication	3,424	2,447	2,219
Miscellaneous taxes	4,838	3,840	3,697
Other	8,183	7,530	5,981

Total other expenses	$32,885	$27,220	$24,136

NOTE 16. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(11.8)%	(12.9)%	(13.4)%
State income taxes, net of federal tax effect	0.8%	0.7%	0.9%
Bank-owned life insurance	(1.5)%	(2.1)%	(2.4)%
All other—net	(1.0)%	(1.7)%	(0.7)%

Effective tax rate	21.5%	19.0%	19.4%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Current:
Federal	$7,958	$7,321	$8,407
State	14	248	639
Deferred:
Federal	3,099	1,183	(310)
State	651	224	(54)

Total	$11,722	$8,976	$8,682

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Securities and derivative transactions	$(3,565)	$(360)	$(5,661)
Minimum pension liability	—	—	1,970

Total	$(3,565)	$(360)	$(3,691)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2005	2004	2003
Deferred tax assets:
Allowance for loan losses	$12,146	$11,349	$10,036
Compensation and benefits	—	—	461
Deferred loan fees and costs	—	1,592	1,122
Purchase accounting adjustments	1,419	642	1,311
Fair value adjustments on securities available-for-sale and derivatives	5,150	1,628	1,549
Tax credit carryforwards	1,209	130	—
Other	500	168	284

Gross deferred tax assets	20,424	15,509	14,763

Deferred tax liabilities:
Depreciation	(451)	(713)	(1,313)
Accretion on securities	(2,365)	(1,778)	(1,345)
FHLB stock dividends	(4,143)	(2,016)	—
Compensation and benefits	(1,489)	(472)	—
Mortgage servicing rights	(726)	(133)	—
Deferred loan fees and costs	(701)	—	—

Gross deferred tax liabilities	(9,875)	(5,112)	(2,658)

Net deferred tax assets	$10,549	$10,397	$12,105

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $1.1 million of general business credit carryforwards of which $0.4 million expire in 2024 and the remaining $0.7 million expire in 2025. WesBanco also has $0.1 million of alternative minimum tax credits that may be carried forward indefinitely.

As a result of the Western Ohio and Winton acquisitions, retained earnings at December 31, 2005 and 2004 include $10.5 million and $8.7 million, respectively, for which no provision for income taxes has been recorded. These amounts represent the qualifying and non-qualifying tax bad debt reserves of Western Ohio and Winton as of December 31, 1987, which was the base year of Western Ohio and Winton for calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability is $4.2 million and $3.5 million at December 31, 2005 and 2004, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

For the years ended December 31, 2005 and 2004, income tax benefits of $0.9 and $0.3 million, respectively, were credited to shareholders’ equity related to the exercise of nonqualified stock options and distributions of deferred directors’ benefits. For the year ended December 31, 2003 there was no such tax benefit credited to shareholders’ equity.

Federal and state income taxes applicable to securities transactions totaled $0.8 million, $1.1 million, and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the estimates of fair value of financial instruments:

	December 31,
	2005		2004
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$110,608	$110,608	$97,057	$97,057
Securities held-to-maturity	389,393	397,101	367,780	381,757
Securities available-for-sale	603,171	603,171	765,320	765,320
Net loans (including loans held for sale)	2,909,923	2,859,636	2,459,049	2,460,457
Accrued interest receivable	20,426	20,426	18,599	18,599
Cash surrender value of bank owned life insurance	79,573	79,573	78,186	78,186
Financial liabilities:
Deposits	3,028,324	3,016,372	2,725,934	2,726,982
Federal Home Loan Bank borrowings	612,693	603,966	599,411	600,982
Other borrowings	244,301	244,287	200,513	200,558
Junior subordinated debt	87,638	88,203	72,174	72,314
Accrued interest payable	8,932	8,932	6,903	6,903
Derivatives:
Interest rate swaps	(690)	(690)	(2,470)	(2,470)

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND SHORT-TERM INVESTMENTS—The carrying amount for cash and short-term investments is a reasonable estimate of fair value. Short-term investments consist of federal funds sold.

SECURITIES—Fair values for securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used. The fair value of securities accounted for using the cost method is only estimated if events or changes in circumstances that may have a significant adverse effect on their fair value have been identified.

LOANS HELD FOR SALE—The fair value of loans originated for sale in the secondary market is based on the present value of the expected future cash flows using current market rates. The fair value of portfolio loans transferred to held for sale is based on net realizable value.

NET LOANS—Fair values for loans with interest rates that fluctuate as current rates change are generally valued at carrying amounts. The fair values for residential mortgage loans are based on quoted market prices of securitized financial instruments, adjusted for remaining maturity and differences in loan characteristics. Fair values of commercial real estate, construction and personal loans are based on a discounted value of the estimated future cash flows expected to be received. The current interest rates applied in the discounted cash flow method reflect rates used to price new loans of similar type, adjusted for relative risk and remaining maturity. For non-accrual loans, fair value is estimated by discounting expected future principal cash flows only.

ACCRUED INTEREST RECEIVABLE—The carrying amount of accrued interest receivable approximates its fair value.

CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE—The carrying value of bank owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated. Management believes that the carrying value approximates fair value.

DEPOSITS—The carrying amount is considered a reasonable estimate of fair value for demand, savings and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.

FEDERAL HOME LOAN BANK BORROWINGS—For FHLB borrowings, fair value is based on rates currently available to WesBanco for borrowings with similar terms and remaining maturities.

OTHER BORROWINGS—For federal funds purchased and repurchase agreements, which represent short-term borrowings, the carrying amount is a reasonable approximation of fair value.

JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS—Due to the pooled nature of these instruments, which are not actively traded on an equity market, estimated fair value is based on a price obtained from a broker on a recent similar transaction.

ACCRUED INTEREST PAYABLE—The carrying amount of accrued interest payable approximates its fair value.

DERIVATIVES—Fair values for interest rate swaps are estimated by obtaining quotes from brokers. The fair value adjustments, recorded in the other liabilities section of the Consolidated Balance Sheets, represent the amount WesBanco would receive or pay to terminate the agreement considering current interest rates.

INTEREST RATE LOCK COMMITMENTS ON MORTGAGE LOANS AND FORWARD SALES CONTRACTS—The estimated fair value of interest rate lock commitments and forward sales contracts on mortgage loans are insignificant and therefore not presented in the above table.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS—Off-balance sheet financial instruments consist of commitments to extend credit and letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore not presented in the above table.

NOTE 18. COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Net Income	$42,757	$38,182	$36,130
Securities available for sale:
Net change in unrealized gains (losses) on securities available-for-sale	(8,751)	18	(13,365)
Related income tax (expense) benefit (1)	3,457	(7)	5,279
Net securities (gains) losses reclassified into earnings	(1,954)	(2,577)	(2,793)
Related income tax expense (benefit) (1)	772	1,018	1,103

Net effect on other comprehensive income for the period	(6,476)	(1,548)	(9,776)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	1,779	1,807	1,261
Related income tax (expense) benefit (1)	(703)	(714)	(498)
Net derivative (gains) losses reclassified into earnings	(99)	(159)	(184)
Related income tax expense (benefit) (1)	39	63	73

Net effect on other comprehensive income for the period	1,016	997	652

Minimum pension liability
Net change in minimum pension liability	—	—	4,925
Related income tax expense (benefit) (1)	—	—	(1,970)

Net effect on other comprehensive income for the period	—	—	2,955

Total change in other comprehensive income (loss)	(5,460)	(551)	(6,169)

Comprehensive income	$37,297	$37,631	$29,961

(1)	Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income for the years ended December 31, 2005, 2004 and 2003 is as follows:

(in thousands)	Minimum Pension Liability	Unrealized Gains (Losses) on Securities Available-for-Sale	(Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total
Balance at January 1, 2003	$(2,955)	$10,337	$(3,077)	$4,305
Period change, net of tax	2,955	(9,776)	652	(6,169)

Balance at December 31, 2003	—	561	(2,425)	(1,864)
Period change, net of tax	—	(1,548)	997	(551)

Balance at December 31, 2004	—	(987)	(1,428)	(2,415)
Period change, net of tax	—	(6,476)	1,016	(5,460)

Balance at December 31, 2005	$—	$(7,463)	$(412)	$(7,875)

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. No expected losses on such commitments were recorded as of December 31, 2005 and 2004.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $23.3 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.1 million and $0.1 million as of December 31, 2005 and 2004, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and letters of credit outstanding:

	December 31,
(in thousands)	2005	2004
Commitments to extend credit	$529,869	$431,324
Standby letters of credit	41,711	42,003

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 20. DERIVATIVES

WesBanco may from time to time enter into derivative financial instruments, primarily interest rate swap agreements, to manage its own risks arising from movements in interest rates and to facilitate asset/liability management strategies.

During 2001, WesBanco entered into interest rate swap agreements, designated as cash flow hedges that effectively converted $125.0 million of its variable rate prime based money market deposit accounts to a fixed-rate basis with an average term of 7 years, thus reducing the impact of rising interest rates on future interest expense. For the years ended December 31, 2005, 2004 and 2003, WesBanco recorded interest expense on these swap agreements totaling $1.0 million, $2.0 million and $2.4 million, respectively.

At December 31, 2005 the net fair value adjustments on interest rate swap agreements recorded as a liability on the Consolidated Balance Sheets reflected unrealized pretax net losses of $0.7 million. These unrealized net losses may be reclassified from accumulated other comprehensive income to earnings during 2006 as interest payments are made to the counterparties based on current market rates. Fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to the average fixed pay rate and projected variable receive rate over the remaining term of the derivative. If derivatives are held to their respective dates, no fair value gain or loss is realized. For 2005 and 2004 there was no hedge ineffectiveness recorded in the Consolidated Statements of Income for these transactions.

During 2000, all then outstanding interest rate swap agreements were terminated, generating a deferred gain of $1.0 million, which was reported as a component of other comprehensive income. The deferred gain is being amortized, using the interest method, over the remainder of the original term of the terminated swap agreements ending in September of 2006. WesBanco amortized $0.2 million of interest rate swap gains during 2005, 2004 and 2003.

The following table details the interest rate swaps and their associated hedged liability outstanding at December 31, 2005 and 2004:

(dollars in thousands) Derivative type	Maturity	Hedged Liability	Swap Notional Amount	Fair value	Swap Fixed Interest rate Range	Swap Variable Interest rate Range
December 31, 2005		Prime based money
Interest Rate Swap	2008	market deposit accounts	$77,357	$(690)	3.85% to 4.73%	3.26% to 3.99%

December 31, 2004		Prime based money
Interest Rate Swap	2008	market deposit accounts	$87,425	$(2,470)	3.85% to 4.73%	2.36% to 2.89%

At December 31, 2005, the fair value adjustment of the forward sales commitments to the investor included in the gain on sale of mortgage loans was $22 thousand while the loss on the fair value of the interest rate lock commitments to customers was $55 thousand.

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $21.7 million, $23.4 million and $28.9 million as of December 31, 2005, 2004, and 2003, respectively. During 2005, $21.0 million in related party loans were funded, $19.4 million were repaid and $1.9 million were no longer considered related party interests. At December 31, 2005, 2004 and 2003, none of outstanding related party loans were past due 90 days or more, renegotiated or considered to be non-accrual.

NOTE 22. REGULATORY MATTERS

WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary Bank to provide funds for the payment of dividends to shareholders, fund the current stock repurchase plan and to provide for other cash requirements. The payment of dividends by a bank to a parent holding company is subject to federal and state banking regulations. Under current regulations, if the payment of dividends would cause the regulatory capital of a bank to fall below certain minimums or if dividends declared by a bank in any year, exceed the net profits of that year combined with the net profits for the preceding two years, regulatory approval is required. At December 31, 2005, the Bank could pay dividends of up to $11.6 million to WesBanco without obtaining prior regulatory approval and without adversely affecting its “well capitalized” status, as defined below.

WesBanco and its banking subsidiary are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. Average required reserve balances during 2005 and 2004 were approximately $7.7 million and $9.0 million, respectively.

Additionally, WesBanco and the Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding unrealized gains and losses on securities available-for-sale and derivatives, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and the Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2005 and 2004. There are no conditions or events since December 31, 2005 that management believes have changed WesBanco’s “well-capitalized” category.

On March 1, 2005, the Federal Reserve issued final rules retaining Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The final rules did not have an impact on WesBanco’s Tier 1 capital.

WesBanco currently has $87.6 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $85.0 million, issued by WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III, underlying such junior subordinated debt is included in Tier 1 capital in accordance with current regulatory reporting requirements.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum Value (1)		Well Capitalized (2)	December 31, 2005		December 31, 2004
(dollars in thousands)				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00	%(3)	N/A	$360,260	8.46%	$358,632	9.34%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	360,260	11.94%	358,632	13.43%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	391,337	12.97%	388,118	14.54%
WesBanco Bank, Inc.
Tier 1 Leverage	4.00%		5.00%	$361,177	8.51%	$319,577	8.35%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	361,177	12.00%	319,577	12.05%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	392,251	13.03%	349,061	13.16%

(1)	Minimum requirements to remain adequately capitalized.

(2)	Well capitalized under prompt corrective action regulations.

(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 23. RESTRUCTURING COSTS AND BRANCH SALE

On September 27, 2005, WesBanco announced the restructuring of certain business lines, which resulted in a reduction in its workforce of approximately 76 positions. Approximately 37 positions were eliminated through layoffs and the closing of a loan production office, with the remaining positions eliminated through attrition. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” WesBanco recorded a one-time pre-tax severance charge of approximately $1.0 million in 2005. Additionally, WesBanco also entered into an agreement to sell its four Ritchie County, WV branch locations to another bank, which is expected to close late in the first quarter of 2006. Upon sale, WesBanco expects to record a net pre-tax gain of approximately $2.4 million. The four branches had $37.7 million in deposits and $20.8 million in loans as of the date of announcement.

NOTE 24. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2005	2004
ASSETS
Cash and short-term investments	$2,695	$28,219
Investment in subsidiaries—Banking	499,977	400,387
Investment in subsidiaries—Nonbank	4,734	5,465
Securities available-for-sale, at fair value	5,608	4,881
Other assets	11,973	9,703

Total Assets	$524,987	$448,655

LIABILITIES
Borrowings	$15,500	$253
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	72,174
Dividends payable and other liabilities	6,619	6,047

Total Liabilities	109,757	78,474
SHAREHOLDER’S EQUITY	415,230	370,181

Total Liabilities and Shareholders’ Equity	$524,987	$448,655

STATEMENTS OF INCOME

(in thousands)	2005	2004	2003
Dividends from subsidiaries—Banking	$40,500	$34,000	$40,000
Dividends from subsidiaries—Nonbank	735	400	—
Income from securities	166	300	250
Net securities gains	575	855	199
Other income	147	159	115

Total income	42,123	35,714	40,564
Total expense	6,842	4,147	3,541

Income before income tax benefit and undistributed net income of subsidiaries	35,281	31,567	37,023
Income tax benefit	(2,464)	(1,240)	(1,287)

Income before undistributed net income of subsidiaries	37,745	32,807	38,310
Undistributed net income (excess dividends) of subsidiaries	5,012	5,375	(2,180)

NET INCOME	$42,757	$38,182	$36,130

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2005	2004	2003
OPERATING ACTIVITIES
Net income	$42,757	$38,182	$36,130
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends (undistributed net income) of subsidiaries	(5,012)	(5,375)	2,180
Gains on sale of securities	(575)	(855)	(199)
Increase (decrease) in other assets	201	(8,127)	(972)
Other—net	1,489	1,044	452

Net cash provided by operating activities	38,860	24,869	37,591

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	945	2,211	4,022
Proceeds from maturities and calls	—	750	2,710
Payments for purchases	(144)	(693)	(50)
Acquisitions and additional capitalization of subsidiaries	(36,489)	(30,249)	—

Net cash provided by (used in) investing activities	(35,688)	(27,981)	6,682

FINANCING ACTIVITIES
Payments on ESOP debt	(253)	(325)	(450)
Increase (decrease) in borrowings	15,500	—	(17,700)
Extinguishment of junior subordinated debt	—	—	(12,650)
Issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	15,464	41,238	30,936
Purchases of treasury stock—net	(36,622)	(2,739)	(17,856)
Dividends paid	(22,785)	(19,792)	(19,278)
Other	—	—	57

Net cash provided by (used in) financing activities	(28,696)	18,382	(36,941)

Net increase (decrease) in cash and cash equivalents	(25,524)	15,270	7,332
Cash and short-term investments at beginning of year	28,219	12,949	5,617

Cash and short-term investments at end of year	$2,695	$28,219	$12,949

NOTE 25. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.6 billion, $2.7 billion and $2.8 billion at December 31, 2005, 2004, and 2003, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed Financial Information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2005:
Interest income	$224,745	—	$224,745
Interest expense	92,434	—	92,434

Net interest income	132,311	—	132,311
Provision for loan losses	8,045	—	8,045

Net interest income after provision for loan losses	124,266	—	124,266
Non-interest income	24,828	$14,305	39,133
Non-interest expense	100,210	8,710	108,920

Income before provision for income taxes	48,884	5,595	54,479
Provision for income taxes	9,484	2,238	11,722

Net income	$39,400	$3,357	$42,757

Goodwill and core deposit intangibles	$147,658	$—	$147,658
Depreciation and amortization expense	5,978	78	6,056
Net deferred tax assets	10,549	—	10,549
Total assets	$4,419,123	$2,992	$4,422,115
For the year ended December 31, 2004:
Interest income	$169,436	—	$169,436
Interest expense	60,212	—	60,212

Net interest income	109,224	—	109,224
Provision for loan losses	7,735	—	7,735

Net interest income after provision for loan losses	101,489	—	101,489
Non-interest income	22,485	$13,056	35,541
Non-interest expense	81,889	7,983	89,872

Income before provision for income taxes	42,085	5,073	47,158
Provision for income taxes	6,947	2,029	8,976

Net income	$35,138	$3,044	$38,182

Goodwill and core deposit intangibles	$83,922	$—	$83,922
Depreciation and amortization expense	5,802	83	5,885
Net deferred tax assets	10,397	—	10,397
Total assets	$4,009,052	$2,347	$4,011,399
For the year ended December 31, 2003:
Interest income	$165,516	—	$165,516
Interest expense	62,512	—	62,512

Net interest income	103,004	—	103,004
Provision for loan losses	9,612	—	9,612

Net interest income after provision for loan losses	93,392	—	93,392
Non-interest income	21,601	$11,629	33,230
Non-interest expense	74,280	7,530	81,810

Income before provision for income taxes	40,713	4,099	44,812
Provision for income taxes	7,042	1,640	8,682

Net income	$33,671	$2,459	$36,130

Goodwill and core deposit intangibles	$57,801	$—	$57,801
Depreciation and amortization expense	5,685	56	5,741
Net deferred tax assets	12,105	—	12,105
Total assets	$3,443,333	$1,673	$3,445,006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control–Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2005, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. Management’s assessment of the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Paul M. Limbert	/s/ Robert H. Young
Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young, LLP Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

WesBanco, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WesBanco, Inc. (WesBanco) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of WesBanco’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that WesBanco maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WesBanco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of WesBanco, Inc. and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2006

ITEM. 9B:    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the principal occupations of directors of WesBanco, their ages, directorships in other companies and respective terms of office is set forth under the heading “Election of Directors” and “Continuing Directors” in WesBanco’s Definitive Proxy Statement filed separately on Schedule 14A and is incorporated by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	442,052	$24.25	398,569
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to transactions and relationships with certain directors and executive officers of WesBanco is set forth under the heading “Transactions with Directors and Officers” in the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under Note 21, “Transactions with Related Parties” in the Consolidated Financial Statements.

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

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Agreement and Plan of Merger dated April 1, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 10, 2004.

2.2	First Amendment to Agreement and Plan of Merger dated July 13, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

2.3	Agreement and Plan of Merger dated August 25, 2004, by and between WesBanco, Inc., WesBanco Bank, Inc., Winton Financial Corporation and Winton Savings and Loan Co.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 and Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 27, 2004.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated August 22, 2002).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2002.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

Exhibit Number	Document	Location:
4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location:
4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

10.1	Key Executive Incentive Bonus and Option Plan.	Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.

10.2	Employment Agreements with Paul M. Limbert, John W. Moore, Jerome B. Schmitt and Kristine N. Molnar.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

Exhibit Number	Document	Location:
10.4	Employment Continuity Agreement with Larry G. Johnson.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.

10.5	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Edward M. George.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.6	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.7	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.8	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.9	Revolving Credit Agreement dated July 30, 2004, between WesBanco, Inc., (as borrower) and SunTrust Bank (as lender).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.10	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.11	First Amendment to Revolving Credit Agreement dated March 16, 2005, between WesBanco, Inc. (as borrower) and SunTrust Bank (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 24, 2005.

10.12	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Kristine N. Molnar, Dennis G. Powell and Robert H. Young.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.13	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert, Kristine N. Molnar, John W. Moore and Jerome B. Schmitt.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.14	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M. Limbert ($100,000); Kristine N. Molnar ($40,000), John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location:
10.15	Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Amended and Restated WesBanco, Inc. KSOP	*

10.17	WesBanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees. (as amended)	*

11	Computation of Earnings Per Share.	Computation of earnings per share is set forth under Note 2, “Earnings Per Share” of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed Here With

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

By:	/s/ ROBERT H. YOUNG
Robert H. Young
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 9, 2006.

By:	/s/ EDWARD M. GEORGE
Edward M. George
Chairman of the Board

The Directors of WesBanco (listed below) executed a power of attorney appointing Paul M. Limbert their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

James E. Altmeyer	Paul M. Limbert
Ray A. Byrd	Jay T. McCamic
R. Peterson Chalfant	Henry L. Schulhoff
Christopher V. Criss	Joan C. Stamp
James D. Entress	Carter W. Strauss
Abigail M. Feinknopf	Reed J. Tanner
Ernest S. Fragale	Robert K. Tebay
Edward M. George
Vaughn L. Kiger
Robert E. Kirkbride