Form 10-Q
period 2006-03-31
WESBANCO INC
filed 2006-05-08
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-8467

WESBANCO, INC.
(Exact name of Registrant as specified in its charter)

WEST VIRGINIA	55-0571723
(State of incorporation)	(IRS Employer Identification No.)

1 Bank Plaza, Wheeling, WV	26003
(Address of principal executive offices)	(Zip Code)

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

As of April 28, 2006, there were 21,935,266 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at Mach 31, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2006 and 2005 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3	Quantitative and Qualitative Disclosures About Market Risk	27

4	Controls and Procedures	28

	PART II – OTHER INFORMATION
1	Legal Proceedings	29

2	Unregistered Sales of Equity Securities and Use of Proceeds	30

6	Exhibits	30

	Signatures	31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(in thousands, except per share amounts)	2006	2005
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $1,225 and $2,432, respectively	$100,296	$110,608
Securities:
Available-for-sale, at fair value	557,993	603,171
Held-to-maturity (fair values of $382,261 and $397,101, respectively)	378,025	389,393
Total securities	936,018	992,564
Loans held for sale	5,906	28,803
Portfolio loans:
Commercial	437,350	417,161
Commercial real estate	1,128,241	1,118,342
Residential real estate	921,022	929,823
Home equity	173,595	175,651
Consumer	269,259	271,100
Total portfolio loans, net of unearned income	2,929,467	2,912,077
Allowance for loan losses	(32,291)	(30,957)
Net portfolio loans	2,897,176	2,881,120
Premises and equipment, net	63,899	64,707
Accrued interest receivable	20,326	20,426
Goodwill and other intangible assets, net	147,025	147,658
Bank-owned life insurance	80,302	79,573
Other assets	96,362	96,656
Total Assets	$4,347,310	$4,422,115

LIABILITIES
Deposits:
Non-interest bearing demand	$398,408	$392,116
Interest bearing demand	324,572	325,582
Money market	404,612	444,071
Savings deposits	467,968	462,601
Certificates of deposit	1,396,463	1,403,954
Total deposits	2,992,023	3,028,324
Federal Home Loan Bank borrowings	574,745	612,693
Other short-term borrowings	237,437	244,301
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638
Total borrowings	899,820	944,632
Accrued interest payable	8,957	8,932
Other liabilities	30,339	24,997
Total Liabilities	3,931,139	4,006,885

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 21,925,266 shares in 2006 and 21,955,359 shares in 2005	49,200	49,200
Capital surplus	122,406	122,345
Retained earnings	300,226	300,452
Treasury stock (1,690,593 and 1,660,500 shares, respectively, at cost)	(48,772)	(47,769)
Accumulated other comprehensive loss	(5,694)	(7,875)
Deferred benefits for directors and employees	(1,195)	(1,123)
Total Shareholders' Equity	416,171	415,230
Total Liabilities and Shareholders' Equity	$4,347,310	$4,422,115
See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
(unaudited, in thousands, except per share amounts)	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 45,732	$ 42,846
Interest and dividends on securities:
Taxable	5,959	6,913
Tax-exempt	4,308	4,686
Total interest and dividends on securities	10,267	11,599
Federal funds sold	-	22
Other interest income	448	417
Total interest and dividend income	56,447	54,884
INTEREST EXPENSE
Interest bearing demand deposits	546	327
Money market deposits	2,195	2,662
Savings deposits	1,276	556
Certificates of deposit	12,493	9,637
Total interest expense on deposits	16,510	13,182
Federal Home Loan Bank borrowings	5,358	5,943
Other short-term borrowings	2,242	1,199
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,354	1,059
Total interest expense	25,464	21,383
NET INTEREST INCOME	30,983	33,501
Provision for loan losses	2,640	1,843
Net interest income after provision for loan losses	28,343	31,658
NON-INTEREST INCOME
Trust fees	4,058	3,714
Service charges on deposits	3,797	2,462
Bank-owned life insurance	729	683
Net securities (losses) gains	(7,942)	753
Net gains on sales of loans	43	132
Other income	4,729	1,787
Total non-interest income	5,414	9,531
NON-INTEREST EXPENSE
Salaries and wages	9,904	10,571
Employee benefits	3,512	3,325
Net occupancy	2,013	1,796
Equipment	2,030	2,204
Amortization of intangible assets	633	663
Restructuring and merger-related expenses	540	493
Other operating expenses	8,180	8,077
Total non-interest expense	26,812	27,129
Income before provision for income taxes	6,945	14,060
Provision for income taxes	1,361	2,980
NET INCOME	$ 5,584	$ 11,080
EARNINGS PER SHARE
Basic	$ 0.25	$ 0.48
Diluted	0.25	0.48
AVERAGE SHARES OUTSTANDING
Basic	21,937,948	22,992,398
Diluted	21,998,750	23,043,874
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.265	$ 0.26
See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2006 and 2005
						Accumulated	Deferred
						Other	Benefits for
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
January 1, 2005	20,837,469	$ 44,415	$ 61,451	$ 281,013	$ (12,711)	$ (2,415)	$ (1,572)	$ 370,181
Net income				11,080				11,080
Change in accumulated
other comprehensive income						(4,739)		(4,739)
Comprehensive income								6,341
Common dividends
declared ($0.26 per share)				(5,953)				(5,953)
Treasury shares purchased	(493,121)				(13,649)			(13,649)
Treasury shares sold	128,558		(1,314)		3,151			1,837
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Deferred benefits for directors – net							(35)	(35)
March 31, 2005	22,769,417	$ 49,200	$ 120,676	$ 286,140	$ (23,209)	$ (7,154)	$ (1,607)	$ 424,046

January 1, 2006	21,955,359	$ 49,200	$ 122,345	$ 300,452	$ (47,769)	$ (7,875)	$ (1,123)	$ 415,230
Net income				5,584				5,584
Change in accumulated
other comprehensive income						2,181		2,181
Comprehensive income								7,765
Common dividends
declared ($0.265 per share)				(5,810)				(5,810)
Treasury shares purchased	(39,200)				(1,230)			(1,230)
Treasury shares sold	9,107		(60)		227			167
Tax benefit from employee benefit plans			49					49
Deferred benefits for directors – net			72				(72)	-
March 31, 2006	21,925,266	$ 49,200	$ 122,406	$ 300,226	$ (48,772)	$ (5,694)	$ (1,195)	$416,171

There was no activity in Preferred Stock during the three months ended March 31, 2006 and 2005.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months
	Ended March 31,
(Unaudited, in thousands)	2006	2005
OPERATING ACTIVITIES:
Net income	$5,584	$ 11,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,382	1,697
Net accretion	(1,014)	(16)
Provision for loan losses	2,640	1,843
Net securities losses (gains)	7,942	(753)
Net gains on sales of loans	(43)	(142)
Excess tax benefits from stock-based compensation arrangements	(49)	-
Deferred income taxes	(758)	(326)
Increase in cash surrender value of bank-owned life insurance	(729)	(624)
Loans originated for sale	(14,190)	(13,162)
Proceeds from the sale of loans originated for sale	10,310	11,331
Change in: other assets and accrued interest receivable	(579)	3,889
Change in: other liabilities and accrued interest payable	5,745	(10,328)
Other – net	(2,271)	305
Net cash provided by operating activities	13,970	4,794
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	8,935	72,695
Proceeds from maturities, prepayments and calls	32,259	76,300
Purchases of securities	(1,043)	(101,690)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	12,157	8,198
Purchases of securities	(532)	(33,203)
Acquisition, net of cash paid	-	(37,798)
Sale of branches	(16,741)	-
Net (increase) decrease in loans	(11,177)	5,009
Sales (purchases) of premises and equipment – net	772	(1,968)
Net cash provided by (used in) investing activities	24,630	(12,457)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,005	(15,287)
Decrease in Federal Home Loan Bank borrowings	(37,302)	(23,239)
(Decrease) increase in other short-term borrowings	(51,864)	28,481
Increase (decrease) in federal funds purchased	45,000	(3,100)
Proceeds from the issuance of junior subordinated debt owed to
unconsolidated subsidiary trusts	-	15,464
Excess tax benefits from stock-based compensation arrangements	49	-
Dividends paid	(5,737)	(5,208)
Treasury shares purchased – net of issuances for benefit plans	(1,063)	(11,812)
Net cash used in financing activities	(48,912)	(14,701)
Net decrease in cash and cash equivalents	(10,312)	(22,364)
Cash and cash equivalents at beginning of the period	110,608	97,057
Cash and cash equivalents at end of the period	$ 100,296	$ 74,693
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 25,439	$ 20,092
Income taxes paid	750	-
Transfers of loans to other real estate owned	1,347	326
Summary of business acquisition:
Fair value of tangible assets acquired	$ -	$ 549,240
Fair value of core deposit intangible acquired	-	2,805
Fair value of liabilities assumed	-	(505,680)
Stock issued for the purchase of acquired company's common stock	-	(65,323)
Cash paid in the acquisition	-	(43,768)
Goodwill recognized	$ -	$ (62,726)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION—The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income.

Effective January 1, 2006, WesBanco adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair value of the awards as of their grant date. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” WesBanco adopted SFAS No. 123R using the modified prospective method which requires that compensation cost related to unvested stock awards outstanding at December 31, 2005 be recognized over the remaining service periods of those awards based on their unamortized grant date fair value with no adjustment to prior period financial statements. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and compensation cost is recognized on a straight line basis, net of estimated forfeitures, over the requisite service period of each award. In 2005, WesBanco issued 116,500 options of which one-third were scheduled to vest in each of the three years ending December 31, 2005, 2006 and 2007, respectively, based upon WesBanco achieving certain earnings per share (“EPS”) targets. Since WesBanco did not achieve its 2005 EPS target, the 2005 options scheduled to vest were instead forfeited. WesBanco had no unvested options outstanding subject to valuation and future expensing at December 31, 2005. There were no options issued or outstanding in the first quarter of 2006 that are expected to vest, as the portion of the 2005 issued options that would vest in 2006 if certain EPS targets are achieved are not currently anticipated to vest under the current EPS assumptions. Since under SFAS No. 123R, compensation expense is only recognized for those options expected to vest and result in the issuance of shares, the adoption of this standard did not impact net income in the first quarter of 2006.

Prior to the adoption of this standard, WesBanco accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method under which compensation expense was generally not recognized if the option exercise price was equal to or exceeded the fair market value of the stock on the grant date of the option. WesBanco also provided the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If after evaluating all available evidence and the realizable value of an investment, its impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF No. 03-1. The additional guidance was effective beginning January 1, 2006 and has been considered concurrent with WesBanco’s strategic decision to reposition its balance sheet, as discussed further in Note 3, “Securities,” which resulted in the recognition of other-than-temporary impairment losses totaling $8.0 million in the first quarter of 2006.

RECENT ACCOUNTING PRONOUNCEMENTS—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. This statement is effective as of the beginning of the first annual reporting period that begins after September 15, 2006 and is not expected to have a significant impact on WesBanco’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the first fiscal year beginning after September 15, 2006 and is not expected to have a significant impact on WesBanco’s financial position or results of operations.

NOTE 2. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the Three Months
	Ended March 31,
(Unaudited, in thousands, except shares and per share amounts)	2006	2005
Numerator for both basic and diluted earnings per share:
Net Income	$ 5,584	$ 11,080

Denominator:
Total average basic common shares outstanding	21,937,948	22,992,398
Effect of dilutive stock options	60,802	51,476
Total diluted average common shares outstanding	21,998,750	23,043,874

Earnings per share - basic	$ 0.25	$ 0.48
Earnings per share - diluted	$ 0.25	$ 0.48

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31,	December 31,
(Unaudited, in thousands)	2006	2005
Securities available-for-sale (at fair value):
U.S. Treasury securities	$ 7,158	$ 11,397
Other government agencies and corporations	239,309	248,111
Mortgage-backed securities	279,732	295,822
Obligations of states and political subdivisions	20,025	36,227
Corporate securities	11,769	11,614
Total securities available-for-sale	557,993	603,171
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	378,025	389,393
Total securities	$ 936,018	$ 992,564

At March 31, 2006 and December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with par values aggregating $367.6 million and $443.5 million and aggregate carrying values of $369.3 and $445.7 at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available-for-sale securities were $8.9 million and $72.7 million for the three months ended March 31, 2006 and 2005 respectively.

For the three months ended March 31, 2006, realized gains on available-for-sale securities were $106 thousand and, excluding the other-than-temporary impairment losses discussed below, realized losses on available-for-sale securities were zero. Realized gains and losses for the same periods in 2005 were $780 thousand and $28 thousand, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2006 and December 31, 2005:

	March 31, 2006
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury securities	$ 7,158	$ (6)	2	$ -	$ -	-	$ 7,158	$ (6)	2
Other government agencies and corporations	41,500	(652)	6	103,734	(2,412)	20	145,234	(3,064)	26
Mortgage-backed & other debt securities	34,863	(1,086)	25	151,105	(6,448)	52	185,968	(7,534)	77
Obligations of states and political subdivisions	64,656	(1,068)	138	46,081	(1,587)	109	110,737	(2,655)	247
Total temporarily impaired securities	$ 148,177	$ (2,812)	171	$ 300,920	$ (10,447)	181	$ 449,097	$ (13,259)	352

	December 31, 2005
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury securities	$ 7,824	$ (3)	2	$ -	$ -	-	$ 7,824	$ (3)	2
Other government agencies and corporations	95,306	(992)	18	152,805	(3,334)	34	248,111	(4,326)	52
Mortgage-backed & other debt securities	58,792	(1,138)	33	235,818	(8,285)	80	294,610	(9,423)	113
Obligations of states and political subdivisions	64,158	(699)	132	38,158	(1,050)	87	102,316	(1,749)	219
Corporate securities	-	-	-	6,006	(134)	3	6,006	(134)	3
Total temporarily impaired securities	$ 226,080	$ (2,832)	185	$ 432,787	$ (12,803)	204	$ 658,867	$ (15,635)	389

On April 6, 2006, WesBanco announced that it would reposition its balance sheet by selling approximately $200.0 million of available-for-sale securities that were in an unrealized loss position as of March 31, 2006, and for which it previously had the intent and ability to hold such securities for a period of time sufficient for the recovery of their fair market value. In accordance with the provisions of FSP No. 115-1, since WesBanco no longer intended to hold the securities, they were deemed to be other-than-temporarily impaired. Accordingly, WesBanco recorded other-than-temporary impairment losses totaling $8.0 million in the quarter ended March 31, 2006, which are included in “Net securities (losses) gains” in the Consolidated Statements of Income, and the securities have been omitted from the table above for the quarter ended March 31, 2006 since they were no longer in an unrealized loss position.

Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $9.0 million market loss as of March 31, 2006 compared to a $12.3 million market loss as of December 31, 2005. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio and are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale as well as the portion of new investments allocated to this category versus the held-to-maturity portfolio. If these securities are held to recovery or their respective maturity dates, no fair value gain or loss will be realized.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in interest rates. WesBanco also has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time it will receive full value for the securities. Subsequent to the sale of securities discussed in the preceding paragraph, WesBanco also has the ability and intent to hold the balance of its available-for-sale securities that are currently in an unrealized loss position for a period of time sufficient for the recovery of their fair market value. Accordingly, as of March 31, 2006, WesBanco believes the unrealized losses related to the balance of its available-for-sale securities portfolio are temporary and no additional other-than-temporary impairment losses beyond those discussed above have been recognized in the Consolidated Statements of Income.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.5 million and $4.7 million at March 31, 2006 and December 31, 2005, respectively.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Three Months
	Ended March 31,
(Unaudited, in thousands)	2006	2005
Balance, at beginning of period	$30,957	$29,486
Allowance for loan losses of acquired bank	-	1,947
Provision for loan losses	2,640	1,843

Charge-offs	(1,844)	(1,537)
Recoveries	538	486
Net loan charge-offs	(1,306)	(1,051)

Balance, at end of period	$32,291	$32,225

	March 31,	December 31,
(Unaudited, in thousands)	2006	2005
Non-accrual loans	$14,129	$9,920
Other impaired loans	4,559	4,565
Total impaired loans	$18,688	$14,485

	March 31,	December 31,
(Unaudited, in thousands)	2006	2005
Balance of impaired loans with no allocated allowance for loan losses	$7,057	$7,793
Balance of impaired loans with an allocated allowance for loan losses	11,631	6,692
Total impaired loans	$18,688	$14,485

Allowance for loan losses allocated to impaired loans	$3,672	$1,566

In the first quarter of 2006, a $5.0 million commercial loan participation was placed on non-accrual and is included in non-accrual loans in the table above.

At March 31, 2006 and December 31, 2005, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

The following table sets forth the information for a loan accounted for in accordance with SOP 03-3 as of March 31, 2006:

Cash Flows
	Contractually		Expected	Post-
	Required	Carrying	to be	Acquisition	Accretable
(Unaudited, in thousands)	Payments	Amount	Collected	Allowance	Yield
Balance at beginning of year	$ 928	$ 574	$ 583	$ -	$ 9
Additions	-	-	-	-	-
Disposals	(420)	(420)	(420)	-	-
Accretion	-	-	-	-	-
Balance at end of period	$ 508	$ 154	$ 163	$ -	$ 9

Due to the uncertainty surrounding the timing of the receipt of the cash flows expected to be collected, the loan was transferred to non-accrual status in the second quarter of 2005 and income on the loan is no longer being accreted.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At March 31, 2006 and December 31, 2005 WesBanco had FHLB borrowings of $574.7 million and $612.7 million, respectively, with a weighted-average interest rate of 3.64% and 3.52%, respectively. Included in FHLB borrowings at March 31, 2006 are $161.6 million in FHLB of Cincinnati advances obtained in connection with certain business combinations. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $42.3 million at March 31, 2006 and $41.9 million at December 31, 2005 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2006 and December 31, 2005 was $844.2 million and $778.4 million, respectively.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $574.7 million outstanding at March 31, 2006, $194.7 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB. Approximately $90.3 million of such advances are from the FHLB of Cincinnati. Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is no longer a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2006 based on their contractual maturity dates and effective interest rates: (in thousands)

	Scheduled	Weighted
Year	Maturity	Average Rate
2006	$ 184,549	3.50%
2007	159,445	3.29%
2008	65,836	3.21%
2009	85,284	4.19%
2010	50,009	4.79%
2011 and thereafter	29,622	4.11%
Total	$ 574,745	3.64%

NOTE 6. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	March 31,	December 31,
(Unaudited, in thousands)	2006	2005
Federal funds purchased	$ 119,000	$ 74,000
Securities sold under agreements to repurchase	110,641	153,536
Treasury tax and loan notes and other	296	4,265
Revolving line of credit	7,500	12,500
Total	$ 237,437	$ 244,301

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months
	Ended March 31,
(Unaudited, in thousands)	2006	2005
Service cost – benefits earned during year	$ 620	$ 539
Interest cost on projected benefit obligation	708	664
Expected return on plan assets	(929)	(830)
Amortization of prior service cost	292	230
Amortization of net loss	(36)	(36)
Net periodic pension cost	$ 655	$ 567

NOTE 8. COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income are as follows:

	For the Three Months
	Ended March 31,
(Unaudited, in thousands)	2006	2005
Net Income	$ 5,584	$ 11,080
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	(4,701)	(7,975)
Related income tax (expense) benefit (1)	1,857	3,150
Net securities (gains) losses reclassified into earnings	7,942	(732)
Related income tax expense (benefit) (1)	(3,137)	289
Net effect on other comprehensive income for the period	1,961	(5,268)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	368	977
Related income tax (expense) benefit (1)	(146)	(386)
Net derivative (gains) losses reclassified into earnings	(3)	(31)
Related income tax expense (benefit) (1)	1	12
Net effect on other comprehensive income for the period	220	572

Minimum pension liability
Net change in minimum pension liability	-	(71)
Related income tax expense (benefit) (1)	-	28
Net effect on other comprehensive income for the period	-	(43)
Total change in other comprehensive income (loss)	2,181	(4,739)
Comprehensive income	$ 7,765	$ 6,341
(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

The activity in accumulated other comprehensive income for the three months ended March 31, 2006 and 2005 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Minimum	Gains (Losses)	Instruments Used in
	Pension	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Liability	Available-for-Sale	Relationships	Total
Balance at January 1, 2005	$ -	$ (987)	$ (1,428)	$ (2,415)
Period change, net of tax	(43)	(5,268)	572	(4,739)
Balance at March 31, 2005	$ (43)	$ (6,255)	$ (856)	$ (7,154)

Balance at January 1, 2006	$ -	$ (7,463)	$ (412)	$ (7,875)
Period change, net of tax		1,961	220	2,181
Balance at March 31, 2006	$ -	$ (5,502)	$ (192)	$ (5,694)

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments are recorded in other liabilities and were zero as of each of the periods ended March 31, 2006 and December 31, 2005.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. WesBanco has outstanding standby letters of credit with an aggregate contractual amount of $27.5 million. The liability associated with these standby letters of credit is recorded at its estimated fair value of $0.1 million as of both March 31, 2006 and December 31, 2005 and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

	March 31,	December 31,
(Unaudited, in thousands)	2006	2005
Commitments to extend credit	$ 526,671	$ 529,869
Standby letters of credit	44,719	41,711

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. STOCK-BASED COMPENSATION

WesBanco sponsors a Key Executive Incentive Bonus and Option Plan that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or the granting of non-qualified stock options, depending upon the component of the plan in which the award is earned. Stock options are granted at the discretion of the Compensation Committee of the Board of Directors and may be performance based. The maximum term of all options granted under the Stock Option component of the Plan is ten years from the original grant date.

The following table presents stock option activity for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(Unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Term	Value
Outstanding at January 1, 2006	442,052	$ 24.25
Granted	-	-
Exercised	(9,107)	18.38
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2006	432,945	$ 24.38	6.64	$ 3,650
Vested and exercisable at March 31, 2006	356,612	$ 23.35	6.10	$ 3,374

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that might otherwise have a significant effect on the value of stock options granted that are not considered by the model. Accordingly, while WesBanco believes that the Black-Scholes model provides a reasonable estimate of fair value, it does not necessarily provide the best single measure of fair value for WesBanco’s stock options.

There were no options awarded during either quarter ended March 31, 2006 and 2005. Accordingly, no compensation cost was recognized. The unvested awards outstanding, which vest if certain EPS targets are achieved in 2006 and 2007, are not currently expected to vest. Therefore, no compensation cost has been or is expected to be recognized in connection with these options. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.1 million and $1.9 million, respectively. The cash received and related tax benefit realized from stock options exercised during the three months ended March 31, 2006 and 2005 was $0.2 million and $49 thousand and $1.8 million and $0.6 million, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans.

NOTE 11. SALE OF BRANCHES AND BUSINESS UNIT RESTRUCTURING

On March 16, 2006, WesBanco Bank, Inc. (“Bank”), a wholly-owned subsidiary of WesBanco, sold four branch offices located in Ritchie County, West Virginia. Under the terms of the purchase and assumption agreement, the buyer assumed $37.3 million of deposit liabilities and acquired $19.3 million in loans, as well as certain other assets. The transaction generated a pre-tax gain of $2.6 million that included a premium on deposits of $2.5 million and a gain on the sale of premises and equipment of $0.1 million. The gain is included in WesBanco’s Consolidated Statement of Income for the first quarter ended March 31, 2006. Cash of $13.5 million was paid by the Bank to the buyer to settle the net difference between deposits, loans and certain other assets and liabilities.

In February 2006, the Bank restructured its mortgage business unit and consolidated its Cincinnati and Charleston offices. Severance and lease termination costs totaling $0.5 million are included in WesBanco’s Consolidated Statement of Income for the first quarter ended March 31, 2006.

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.9 billion and $2.6 billion at March 31, 2006 and 2005, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended March 31, 2006:
Interest income	$ 56,447	$ -	$ 56,447
Interest expense	25,464	-	25,464
Net interest income	30,983	-	30,983
Provision for loan losses	2,640	-	2,640
Net interest income after provision for loan losses	28,343	-	28,343
Non-interest income	1,356	4,058	5,414
Non-interest expense	24,506	2,306	26,812
Income before provision for income taxes	5,193	1,752	6,945
Provision for income taxes	660	701	1,361
Net income	$ 4,533	$ 1,051	$ 5,584

Goodwill and other intangible assets	$ 147,025	$ -	$ 147,025
Depreciation and amortization expense	1,350	20	1,370
Mortgage servicing rights	1,807	-	1,807
Net deferred tax assets	9,881	-	9,881
Total assets	$ 4,341,840	$ 5,470	$ 4,347,310

For the Three Months ended March 31, 2005:
Interest income	$ 54,884	$ -	$ 54,884
Interest expense	21,383	-	21,383
Net interest income	33,501	-	33,501
Provision for loan losses	1,843	-	1,843
Net interest income after provision for loan losses	31,658	-	31,658
Non-interest income	5,817	3,714	9,531
Non-interest expense	24,863	2,266	27,129
Income before provision for income taxes	12,612	1,448	14,060
Provision for income taxes	2,401	579	2,980
Net income	$ 10,211	$ 869	$ 11,080

Goodwill and other intangible assets	$ 148,923	$ -	$ 148,923
Depreciation and amortization expense	1,638	18	1,656
Mortgage servicing rights	1,246	-	1,246
Net deferred tax assets	13,800	-	13,800
Total assets	$ 4,554,801	$ 2,812	$ 4,557,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under the section “Risk Factors.” Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform adverse decisions of federal and state courts; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2006 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating through 81 banking offices, one loan production office and 124 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes. WesBanco’s deposit levels are effected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income for the quarter ended March 31, 2006 was $5.6 million or $0.25 per diluted share compared to $11.1 million or $0.48 per diluted share for the first quarter of 2005. The first quarter of 2006 included a pre-tax charge of $8.0 million related to the planned sale of $200.0 million in available-for-sale securities that were in a loss position and a pre-tax charge of $0.5 million in costs associated with the restructuring of a business unit, which were partially offset by a pre-tax gain of $2.6 million resulting from the sale of four Ritchie County, West Virginia branch offices. Core operating earnings (See “Non-GAAP measures”), excluding the above-noted items, were $9.3 million or $0.42 per diluted share as compared to $11.4 million or $0.49 per share for the first quarter of 2005. First quarter 2006 core operating earnings were lower than first quarter 2005 due primarily to lower net interest income, and to a lesser degree, a higher provision for possible loan losses. Annualized return on average assets was 0.52% and return on average equity was 5.45% for the three months ended March 31, 2006 compared to 0.99% and 10.42% for the corresponding period in 2005.

During the first quarter, WesBanco completed the previously announced sale of its four Ritchie County, West Virginia branches to another bank, with deposits of $37.3 million, loans of $19.3 million (primarily residential mortgage loans and consumer loans), fixed assets of $1.2 million and other miscellaneous assets and liabilities transferred to the buyer. A pre-tax gain of $2.6 million was recorded on the sale, which occurred on March 16, 2006. Also in February, WesBanco restructured its mortgage banking group by consolidating offices and reducing approximately 12 full-time equivalent employees, resulting in a pre-tax charge of $540 thousand for severance and the closing of the Cincinnati loan processing center.

In late March, as a result of higher market interest rates and a flatter yield curve than anticipated during the Bank’s annual planning process, combined with lower net loan growth and changing customer deposit preferences, WesBanco decided to take action to reduce balance sheet risk in a continuing rising rate environment by committing to dispose of available-for-sale securities with an approximate book value of $200.0 million and recording an other-than-temporary impairment loss totaling $8.0 million. The securities were subsequently sold early in the second quarter, with the impaired securities yielding approximately 3.5% at time of sale and having an approximate weighted-average life of 2.5 years. As a result of the impairment and subsequent sale, which resulted in a $0.22 per share after-tax charge in the first quarter, WesBanco expects its net interest margin to improve approximately 25 basis points, and its annualized earnings per share in the current interest rate environment to improve by $0.09. Proceeds from the sale will be used to pay down a combination of short-term maturing FHLB advances, with no prepayment fees incurred, and other short-term borrowings. Such borrowings will reprice, or have recently repriced to interest rates between 4.75% and 5.00%.

NON-GAAP MEASURES

Amounts reported in this Form 10-Q have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). However, certain supplemental non-GAAP measurements have also been included. WesBanco’s management believes these non-GAAP measurements, which exclude the effects of merger-related expenses, restructuring expenses, and other-than-temporary impairment losses are essential to a proper understanding of the operating results of WesBanco’s core business largely because they allow investors to see clearly the performance of WesBanco without these charges included in certain key financial ratios. These non-GAAP measurements are not a substitute for operating results determined in accordance with GAAP nor do they necessarily conform to non-GAAP performance measures that may be presented by other companies. These non-GAAP measures should not be compared to non-GAAP performance measures of other companies.

NON-GAAP RECONCILIATION
	For the Three Months
	Ended March 31,
	2006	2005
Net income	$ 5,584	$ 11,080
Add: merger-related expenses, net of tax (1)	-	296
Add: restructuring expenses, net of tax (1)	324	-
Add: other-than-temporary impairment losses, net of tax (1)	4,829	-
Subtract: gain on sale of branches, net of tax (1)	(1,479)	-
Core operating earnings	$ 9,258	$ 11,376

Net income per common share (3)	$ 0.25	$ 0.48
Effects of merger-related expenses, net of tax (1)	-	0.01
Effects of restructuring expenses, net of tax (1)	0.02	-
Effects of other-than-temporary impairment losses, net of tax (1)	0.22	-
Effects of gain on sale of branches, net of tax (1)	(0.07)	-
Core operating earnings per common share (3)	$ 0.42	$ 0.49

Return on average assets	0.52%	0.99%
Effects of merger-related expenses, net of tax (1)	0.00%	0.02%
Effects of restructuring expenses, net of tax (1)	0.03%	0.00%
Effects of other-than-temporary impairment losses, net of tax (1)	0.45%	0.00%
Effects of gain on sale of branches, net of tax (1)	(0.14%)	0.00%
Core return on average assets	0.86%	1.01%

Return on average equity	5.45%	10.42%
Effects of merger-related expenses, net of tax (1)	0.00%	0.28%
Effects of restructuring expenses, net of tax (1)	0.32%	0.00%
Effects of other-than-temporary impairment losses, net of tax (1)	4.71%	0.00%
Effects of gain on sale of branches, net of tax (1)	(1.44%)	0.00%
Core return on average equity	9.04%	10.70%

Efficiency ratio (2)	69.25%	59.55%
Effects of merger-related expenses	0.00%	(1.08%)
Effects of restructuring expenses	(1.61%)	0.00%
Effects of other-than-temporary impairment losses	(13.79%)	0.00%
Effects of gain on sale of branches	5.45%	0.00%
Core efficiency ratio	59.30%	58.47%

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
(3) The dilutive effect from stock options was immaterial and accordingly, basic and diluted earnings per share are the same.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months
	Ended March 31,
(unaudited, in thousands)	2006	2005
Net interest income	$ 30,983	$ 33,501
Taxable equivalent adjustments to net interest income	2,320	2,523
Net interest income, fully taxable equivalent	$ 33,303	$ 36,024
Net interest margin	3.16%	3.27%
Taxable equivalent adjustment	0.24%	0.24%
Net interest margin, fully taxable equivalent	3.40%	3.51%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets primarily loans and securities and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income for the first quarter of 2006 decreased compared to the first quarter of 2005, primarily due to compression in the net interest margin, which was 3.40% compared to 3.51% for the first quarter of 2005 and a reduction in net average earning assets. A flat yield curve, along with rising short-term interest rates and competition for deposits contributed to the margin compression.

Interest income decreased for the three months ended March 31, 2006, due to a decrease in average earning assets as compared to the same period in 2005, with the decrease attributable to a $143.5 million decrease in average securities and a $31.8 million decrease in average loans. As shown in Table 2, the yield on average earning assets for the three months ended March 31, 2006 increased by 41 basis points compared to the yields for the same period in 2005. The average yield for the loan portfolio increased 47 basis points to 6.34% for the three months ended March 31, 2006 compared to 5.87% for the same period in 2005.

Loan customer preferences have been to lock in longer-term fixed-rate offerings from other market participants, as WesBanco typically does not offer longer term, fixed rate commercial loans and does not hold 30 year fixed rate residential mortgages on its balance sheet, limiting growth opportunities. Also somewhat limiting growth has been our desire to reduce interest rate sensitivity and credit risk by selling $67.8 million in 30 year fixed rate residential mortgages in mid-2005, $6.7 million in certain underperforming loans in early 2006, and other risk reduction strategies for certain floor plans and watch list loans. Finally, a greater portion of residential mortgage production is being sold into the secondary market (36% for the first quarter of 2006 versus 28% for the same period in 2005) to limit sensitivity to rising rates in the portfolio.

Interest expense increased for the three months ended March 31, 2006 compared to the first quarter of 2005, primarily due to an increase in the average rate paid on interest bearing liabilities. As shown in Table 2, the average rate paid on interest bearing liabilities for the three months ended March 31, 2006 increased by 60 basis points to 2.93% compared to 2.33% for the first quarter of 2005. The increase in rates paid on interest bearing liabilities was primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a rising rate environment and the continued shift by customers away from lower cost deposit products to higher cost certificates of deposit and premium savings accounts. In addition, wholesale borrowing rates increased as a result of two 25 basis point federal funds rate increases during the quarter and eight such increases totaling 200 basis points over the past year. These increases have impacted other borrowings, which are primarily short-term in nature, by 223 basis points year over year, and to a lesser extent, FHLB borrowings, by 26 basis points as such FHLB borrowings matured and repriced. Rates paid on interest-bearing liabilities rose faster than earning asset rates due to a liability sensitive balance sheet, whereby rates paid on interest-bearing liabilities generally rise faster than rates earned on interest earning assets in a rising interest rate environment, as has been experienced in the past year. In addition, deposit customer preferences have been to move accounts from lower yielding transaction and money market accounts into higher paying certificates of deposit of various maturities. Certain non-bank money market offerings by brokerage firms and mutual funds have also been attracting bank deposits as rates have increased.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2006		2005
	Average	Average	Average	Average
(unaudited, in thousands)	Volume	Rate	Volume	Rate
ASSETS
Due from banks - interest bearing	$ 1,806	2.44%	$ 6,736	1.20%
Loans, net (1)	2,927,528	6.34%	2,959,371	5.87%
Securities: (2)
Taxable	582,779	4.08%	713,712	3.87%
Tax-exempt (3)	398,180	6.66%	410,699	7.02%
Total securities	980,959	5.13%	1,124,411	5.02%
Federal funds sold	-	-	3,690	2.38%
Other earning assets	43,444	4.12%	48,278	3.50%
Total earning assets (3)	3,953,737	6.01%	4,142,486	5.60%
Other assets	396,807		407,192
Total Assets	$ 4,350,544		$ 4,549,678

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 320,452	0.69%	$ 330,477	0.40%
Money market accounts	425,387	2.09%	588,321	1.84%
Savings deposits	465,307	1.11%	437,892	0.51%
Certificates of deposit	1,409,658	3.59%	1,352,283	2.89%
Total interest bearing deposits	2,620,804	2.55%	2,708,973	1.97%
Federal Home Loan Bank borrowings	602,733	3.61%	719,746	3.35%
Other borrowings	215,088	4.23%	221,499	2.20%
Junior subordinated debt	87,638	6.27%	74,580	5.76%
Total interest bearing liabilities	3,526,263	2.93%	3,724,798	2.33%
Non-interest bearing
demand deposits	373,061		359,619
Other liabilities	35,566		34,179
Shareholders' Equity	415,654		431,082
Total Liabilities and
Shareholders’ Equity	$ 4,350,544		$ 4,549,678

Net interest spread		3.08%		3.27%
Taxable equivalent net interest margin (3)		3.40%		3.51%

(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $0.9 million for each of the three month periods ended March 31, 2006 and 2005, respectively.

(2)	Average yields on available-for-sale securities have been calculated based on amortized cost.
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

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended March 31, 2006
	Compared to March 31, 2005
			Net Increase
(in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ (21)	$ 12	$ (9)
Loans, net of unearned income	(467)	3,353	2,886
Taxable securities	(1,297)	352	(945)
Tax-exempt securities (2)	(216)	(365)	(581)
Federal funds sold	(11)	(11)	(22)
Other interest income	(43)	74	31
Total change in interest income (2)	(2,055)	3,415	1,360

Increase (decrease) in interest expense:
Interest bearing demand deposits	(10)	229	219
Money market accounts	(802)	335	(467)
Savings deposits	36	684	720
Certificates of deposit	424	2,432	2,856
Federal Home Loan Bank borrowings	(1,015)	430	(585)
Other borrowings	(36)	1,079	1,043
Junior subordinated debt owed to unconsolidated subsidiary trusts	196	99	295
Total interest expense change	(1,207)	5,288	4,081

Net increased (decrease) in interest income (2)	$ (848)	$ (1,873)	$ (2,721)

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

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $2.6 million for the first quarter of 2006 as compared to $1.8 million for the first quarter of 2005 and $2.1 million for the fourth quarter of 2005. The increase in the provision for loan losses is primarily attributable to an increase in non-performing loans. For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months
	Ended March 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Trust fees	$ 4,058	$ 3,714	$ 344	9.3%
Service charges on deposits	3,797	2,462	1,335	54.2%
Bank-owned life insurance	729	683	46	6.7%
Net securities (losses) gains	(7,942)	753	(8,695)	(1154.7%)
Net gains on sales of loans	43	132	(89)	(67.4%)
Other income	4,729	1,787	2,942	164.6%
Total non-interest income	$ 5,414	$ 9,531	$ (4,117)	(43.2%)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco.

Trust fees increased in the first quarter of 2006 as compared to the first quarter of 2005 due to an increase in the market value of assets under management as well as new business. The market value of assets under management at March 31, 2006 was $2.9 billion as compared to $2.6 billion at March 31, 2005.

The increase in service charges on deposits in the first quarter of 2006 as compared to the first quarter of 2005 was primarily driven by the fees earned from a new overdraft program introduced in the fourth quarter of 2005, and to a lesser extent, an increase in debit card fees and other electronic banking activity.

The slight increase in bank-owned life insurance income is due to an increase in yields on the underlying polices and the surrender and replacement of certain low yield policies from two carriers late in 2005.

In the first quarter of 2006, WesBanco recorded $8.0 million of other-than-temporary impairment losses in connection with the planned sale of approximately $200.0 million of available-for-sale securities that were in an unrealized loss position. Prior year’s securities sales resulted in net gains of $753 thousand.

In the first quarter of 2006, WesBanco sold $10.3 million in mortgage loans to the secondary market compared to $11.3 million in the same period in 2005. Included in other income in the first quarter of 2006 were net gains of $43 thousand on the sales of these mortgage loans as compared to $142 thousand for the same period in 2005. Mortgage banking spreads have been compressed due to competitive factors and the rising rate environment.

Other income was significantly enhanced by a $2.6 million gain on the sale of its four Ritchie County, West Virginia branch offices. Securities and insurance fees also produced comparatively higher results for the first quarter of 2006. Such income totaled $593 thousand versus $408 thousand in the prior year.

 NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months
	Ended March 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Salaries and wages	$ 9,904	$ 10,571	$ (667)	(6.3%)
Employee benefits	3,512	3,325	187	5.6%
Net occupancy	2,013	1,796	217	12.1%
Equipment	2,030	2,204	(174)	(7.9%)
Core deposit intangible	633	663	(30)	(4.5%)
Restructuring and merger-related expenses	540	493	47	9.5%
Other operating	8,180	8,077	103	1.3%
Total non-interest expense	$ 26,812	$ 27,129	$ (317)	(1.2%)

Salaries and wages decreased for the first quarter of 2006 as compared to the first quarter of 2005, due to the number of full-time equivalent (“FTE”) employees decreasing to 1,165 at March 31, 2006, compared to 1,358 at March 31, 2005. Post closing reductions from the Winton Financial closing did not substantially impact expenses until the second quarter of 2005. Also, FTEs decreased late in 2005 in connection with a restructuring plan announced in the third quarter, with additional reductions occurring in the first quarter of 2006 in connection with the restructuring of WesBanco’s mortgage business unit.

Employee benefit costs increased for the first quarter of 2006 as compared to the first quarter of 2005, in spite of the reduction in FTEs as health insurance premiums and pension costs continue to rise, somewhat offset by lower defined contribution plan expense.

Net occupancy expense, which is comprised of utility costs, facilities rental, repairs and maintenance and depreciation expenses increased to $2.0 million in the first quarter of 2006 compared to $1.8 million in 2005 due to increases in the cost of service agreements, utilities and facilities rental costs, as well as demolition costs of $0.1 million associated with two structures owned by a subsidiary of WesBanco.

 Equipment expense, which is comprised of equipment rental, repairs and maintenance and depreciation expenses decreased to $2.0 million in the first quarter of 2006 compared to $2.2 million in 2005 due primarily to a decrease in depreciation expense on certain equipment.

Merger-related expenses represent costs incurred in connection with the Winton acquisition that was consummated on January 3, 2005 which by their nature did not recur in the first quarter of 2006.

Restructuring expenses represent severance payments and lease termination costs incurred in the first quarter of 2006 in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston offices.

INCOME TAXES

The provision for income taxes for the first quarter of 2006 decreased $1.6 million or 54.3% compared to the first quarter of 2005 due to a decrease in pre-tax income. The decrease in pre-tax income was due to the recognition of $8.0 million in other-than-temporary losses on available-for-sale securities related to WesBanco’s planned balance sheet repositioning and the recognition of $0.5 million in severance and lease termination costs related to the restructuring of WesBanco’s mortgage business unit, which were offset somewhat by the gain of $2.5 million recognized in connection with the sale of four banking offices. For the first quarter of 2006, the effective tax rate was 19.6%

compared to 21.2% for the first quarter of 2005. Under SFAS 109, a portion of the tax benefit associated with the special items noted in the first quarter will be recognized over the course of the remainder of the year due to a lower overall effective tax rate. The effective tax rate for the remainder of the year is expected to range from 19.5% to 20.0%.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Securities available-for-sale (at fair value):
U.S. Treasury	7,158	11,397	(4,239)	(37.2%)
Other government agencies and corporations	239,309	248,111	(8,802)	(3.5%)
Obligations of states and political subdivisions	20,025	36,227	(16,202)	(44.7%)
Mortgage-backed securities	279,732	295,822	(16,090)	(5.4%)
Corporate debt and equity securities	11,769	11,614	155	1.3%
Total securities-available-for sale	557,993	603,171	(45,178)	(7.5%)
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	$ 378,025	$ 389,393	$ (11,368)	(2.9%)
Total securities held-to-maturity	378,025	389,393	(11,368)	(2.9%)
Total securities	$ 936,018	$ 992,564	$ (56,546)	(5.7%)
Available-for-sale securities:
Weighted average yield at the respective period end	3.95%	3.96%
As a % of total securities	59.6%	60.8%
Weighted average life (in years)	3.1	3.1
Held-to-maturity securities:
Weighted average yield at the respective period end	6.51%	6.53%
As a % of total securities	40.4%	39.2%
Weighted average life (in years)	4.8	4.8
(1) At March 31, 2006 and December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased from December 31, 2005 to March 31, 2006. Contributing to this decrease was the reinvestment of a portion of the cash flows from the investment portfolio into the loan portfolio due to higher loan yields compared to those currently available in the securities market and paying down short-term and FHLB borrowings as rates rose and spreads between securities and wholesale borrowings decreased in a flat yield curve environment.

Prepayments on mortgage-backed securities and callable agencies were significantly lower in the first quarter of 2006 as compared to the first quarter of 2005. For the three months ended March 31, 2006, cash flows from the portfolio due to calls, maturities and prepayments were $44.4 million compared to $84.5 million for the same period in 2005, as rate increases resulted in comparable slow downs in prepayment speeds on mortgage-related securities and bond calls were reduced.

At March 31, 2006, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.55% and 1.75%, respectively, compared to 0.59% and 1.74% at December 31, 2005, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the three months ended March 31, 2006 was $0.5 million, which was the same as the corresponding period in 2005. Total premium on the investment portfolio, which relates primarily to collateralized mortgage obligations and mortgage-backed securities in the available-for-sale portion of the portfolio, is subject to increased amortization in times of accelerated prepayments and decreased amortization as prepayments fall in a rising rate scenario. The discount accretion on the investment portfolio recorded into income for the three months ended March 31, 2006 was $0.5 million compared to $0.5 million for the same period in 2005. The discount primarily relates to obligations of states and political subdivisions, which comprised 84.4% of the total discount at March 31, 2006.

On April 6, 2006 WesBanco announced that it would sell $200.0 million of available-for-sale securities for which its cost exceeded fair market value at March 31, 2006. As required under the applicable accounting guidance, WesBanco wrote these securities down to their fair market value and recognized an other-than-temporary impairment loss totaling $8.0 million (See Note 3, “Securities” of the Consolidated Statements of Income). After the sale, which was consummated in early April, WesBanco’s total available-for-sale securities and held-to-maturity securities each comprised approximately 50% of the total portfolio.

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

WesBanco’s loan portfolio consists of the five major categories set forth in Table 7. WesBanco makes loans for business and consumer purposes. Business purpose loans consist of commercial and commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered.

TABLE 7. COMPOSITION OF LOANS

	March 31, 2006		December 31, 2005
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 437,350	14.9%	$ 417,161	14.2%
Commercial real estate	1,128,241	38.4%	1,118,342	38.0%
Residential real estate	921,022	31.4%	929,823	31.6%
Home equity	173,595	5.9%	175,651	6.0%
Consumer	269,259	9.2%	271,100	9.2%
Total portfolio loans	2,929,467	99.8%	2,912,077	99.0%
Loans held for sale	5,906	0.2%	28,803	1.0%
Total Loans	$ 2,935,373	100.0%	$ 2,940,880	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 0.19% between December 31, 2005 and March 31, 2006 as continued growth in commercial real estate loans was offset by the sale of loans categorized as held for sale at December 31, 2005. Commercial real estate loans increased 3.56% as a result of repositioning resources to accommodate strong demand in higher growth markets. Residential real estate loans decreased 0.95% as WesBanco originated more loans for sale in the secondary market to meet consumer demand for fixed rate loans while avoiding the interest rate risk associated with retaining these loans in its portfolio.

Loans sold during the period included $19.3 million of loans sold in connection with the sale of the Ritchie County banking offices and $6.0 million of underperforming loans. Loans held for sale at December 31, 2005 included these amounts.

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

Loans are categorized as renegotiated when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the principal amount of the loan; as well as an extension of the maturity date or the amortization schedule. Loans may be removed from renegotiated status after they have performed according to the renegotiated terms for a period of time.

Other real estate and repossessed assets consist primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property. This category may also include bank premises held for sale and residential real estate of relocated employees, which did not arise as a result of lending activities.

TABLE 8. NON-PERFORMING ASSETS

	March 31,	December 31,
(unaudited, in thousands)	2006	2005
Non-accrual:
Commercial	$ 6,777	$ 2,099
Commercial real estate	6,476	6,229
Residential real estate	856	933
Home equity	17	17
Consumer	3	4
Loans held for sale	-	638
Total	14,129	9,920
Renegotiated:	-	-
Total	-	-
Total non-performing loans	14,129	9,920
Other real estate owned and repossessed assets	2,692	1,868
Total non-performing assets	16,821	11,788

Non-performing assets, which are defined as non-accrual and renegotiated loans, and other real estate owned increased $5.0 million between December 31, 2005 and March 31, 2006. This increase was primarily the result of a single commercial loan participation being placed on non-accrual during the period.

Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance. Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments. Other impaired loans totaled $4.6 million at December 31, 2005 and March 31, 2006.

TABLE 9. LOANS PAST DUE 90 DAYS OR MORE

	March 31,	December 31,
(unaudited, in thousands)	2006	2005
Commercial and industrial	$ 534	$ 488
Commercial real estate	3,410	4,651
Residential real estate	1,657	3,707
Home equity	547	249
Consumer	380	833
Total portfolio loans past due 90 days or more	6,528	9,928
Loans held for sale	-	126
Total loans past due 90 days or more	$ 6,528	$ 10,054

Loans past due 90 days or more as a percentage of total loans	0.22%	0.34%

Loans past due 90 days or more and still accruing interest decreased from December 31, 2005 to March 31, 2006 due to increased collection efforts on all categories of loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $1.3 million or 4.3% between December 31, 2005 and March 31, 2006 and was relatively unchanged compared to March 31, 2005. The increase in the allowance during the first quarter is primarily attributable to the increase in non-performing loans, which also contributed to an increase in the provision for loan losses for the period.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	March 31,	March 31,
(dollars in thousands)	2006	2005
Beginning Balance - Allowance for loan losses	$ 30,957	$ 29,486
Allowance for loan losses of acquired bank	-	1,947
Provision for loan losses	2,640	1,843
Charge-offs:
Commercial	117	207
Commercial real estate	385	97
Residential real estate	109	20
Home equity	29	124
Consumer	1,018	1,089
Overdrafts	186	-
Total charge-offs	1,844	1,537

Recoveries:
Commercial	85	15
Commercial real estate	16	19
Residential real estate	21	82
Home equity	-	-
Consumer	403	370
Overdrafts	13	-
Total recoveries	538	486
Net loan charge-offs	1,306	1,051

Ending Balance - Allowance for loan losses	$ 32,291	$ 32,225

Ratio of net charge-offs to average loan type:
Commercial	0.03%	0.18%
Commercial real estate	0.13%	0.03%
Residential real estate	0.04%	-0.03%
Home equity	0.07%	0.29%
Consumer	0.93%	1.13%
Total ratio of net charge-offs to average loans	0.18%	0.14%

Allowance for loan losses to total loans	1.10%	1.09%
Allowance for loan losses to total non-performing loans	2.29x	3.80x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.56x	1.95x
Provision for loan losses to net loan charge-offs	202.1%	175.4%

Net charge-offs for the first quarter of 2006 increased slightly compared to the same quarter in the previous year. However, net charge-offs on a sequential quarter basis decreased $2.4 as consumer losses returned to more normal levels following a sharp increase in the fourth quarter of 2005 when individual bankruptcies reached record levels in advance of changes in bankruptcy laws. The fourth quarter of 2005 also included commercial real estate charge-offs associated with reclassifying certain underperforming loans as held for sale.

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2006	Total	2005	Total
Commercial	$ 13,896	43.0%	$ 11,138	36.0%
Commercial real estate	11,890	36.8%	13,027	42.1%
Residential real estate	1,298	4.0%	1,227	4.0%
Home equity	347	1.1%	391	1.3%
Consumer	4,860	15.1%	5,174	16.6%
Total allowance for loan losses	$ 32,291	100.0%	$ 30,957	100.0%

Components of the allowance for loan losses: (1)
General reserves pursuant to SFAS No. 5	$ 28,619		$ 31,096
Specific reserves pursuant to SFAS No. 114	3,672		1,129
Total allowance for loan losses	$ 32,291		$ 32,225
 (1) Specific reserves have been adjusted to reclassify amounts disclosed as part of that component in prior years to be consistent with their current period classification. These amounts represent allocations for pools of loans that were not individually tested for impairment, which are therefore more appropriately categorized as general reserves.

The allowance for commercial and industrial loans increased primarily due to specific reserves on the commercial loan participation that was placed on non-accrual in the first quarter of 2006. The allowance for commercial real estate loans decreased as a result of continued risk reduction strategies and improved credit quality in that category of loans.

Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio at March 31, 2006. In the event that management’s estimation of probable losses does not materialize, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 12. DEPOSITS

	March 31,	December 31,
(unaudited, in thousands)	2006	2005	$ Change	% Change
Non-interest bearing demand	$ 398,408	$ 392,116	$ 6,292	1.6%
Interest bearing demand	324,572	325,582	(1,010)	(0.3%)
Money market	404,612	444,071	(39,459)	(8.9%)
Savings deposits	467,968	462,601	5,367	1.2%
Certificates of deposit	1,396,463	1,403,954	(7,491)	(0.5%)
Total deposits	$ 2,992,023	$ 3,028,324	$ (36,301)	(1.2%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 81 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits decreased by $36.3 million or 1.2% between December 31, 2005 and March 31, 2006, primarily as a result of the Ritchie County branch sale totaling $37.3 million in deposits.

The increase in non-interest bearing demand deposits was due to WesBanco continuing to place increased marketing emphasis on transaction-based accounts, which are typically viewed as a lower-cost funding source and may also provide WesBanco ancillary activity fee income. Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest based on a market index and a tiered structure based on the customer’s outstanding balance. These accounts decreased as customers moved their funds into a new tiered premium savings product, into various certificate of deposit maturities or they pursued competitive offerings from other financial institutions. WesBanco may adjust its money market deposit account rates paid from time to time on some or all tiers in order to respond to market factors.

Certificates of deposit totaling approximately $851.0 million are scheduled to mature within the next year. If the current rising rate environment continues, WesBanco may continue increasing its rates on certificates of deposit in order to remain competitive. WesBanco will continue to focus on deposit growth and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 13. BORROWINGS
	March 31,	December 31,
(in thousands)	2006	2005	$ Change	% Change
Federal Home Loan Bank Borrowings	$ 574,745	$ 612,693	$ (37,948)	(6.2%)
Other short-term borrowings	237,437	244,301	(6,864)	(2.8%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638	-	0.0%
Total borrowings	$ 899,820	$ 944,632	$ (44,812)	(4.7%)

WesBanco is a member of the FHLB of Pittsburgh. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock, which is recorded at a cost of $42.3 million at March 31, 2006, is also pledged as collateral for these advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at March 31, 2006, which WesBanco is approved for collateralized advances, is $844.2 million compared to $778.4 million at December 31, 2005.

 At March 31, 2006, WesBanco had $574.7 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted-average interest rate of 3.64%, compared to $612.7 million of FHLB of Pittsburgh and Cincinnati borrowings at December 31, 2005 with a weighted-average interest rate of 3.52%. FHLB borrowings have maturities ranging from 2006 to 2027.

WesBanco periodically analyzes the maturities of its FHLB borrowings and may or may not restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty. WesBanco also intends to utilize certain of the proceeds from the securities sales consummated in April 2006, to pay down short-term maturing FHLB advances in the second quarter.

Certain FHLB advances contain call or conversion features, which allow the FHLB to either call the advance under certain circumstances, or to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call or conversion period. Of the $574.7 million outstanding at March 31, 2006, $194.7 million in FHLB callable/convertible fixed rate advances are subject to conversion to a variable rate advance or maturity by the respective FHLB issuer. Approximately $20.0 million of such advances may be called at current interest rates.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at March 31, 2006 were $237.4 million compared to $244.3 million at December 31, 2005. The decrease was primarily due to the liquidity needs of WesBanco and customer tendencies. Federal funds purchased and repurchase agreements are intended to be paid down in the second quarter from the proceeds from the earlier discussed securities sales. The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $35.0 million. It had an outstanding balance of $7.5 million at March 31, 2006. The line matures in July 2006 and contains a number of financial covenants. WesBanco was in compliance with all such covenants at period end except for a covenant relating to minimum return on average assets, which compliance the lender has formally waived for the quarter ending March 31, 2006. Such line is currently in the process of being renewed prior to June 30, 2006.

CAPITAL RESOURCES

Shareholders' equity was $416.2 million at March 31, 2006 compared to $415.2 million at December 31, 2005. Total equity was increased for current quarter earnings of $5.6 and a $2.2 million change in other comprehensive income, which was offset by the payment of dividends of $5.8 million and the repurchase of shares totaling $1.2 million. During the quarter, WesBanco repurchased 39,200 shares of its common stock under a one million share repurchase plan approved by the Board of Directors on March 17, 2005, leaving 98,961 shares to be repurchased under this authorization. In January 2006, WesBanco’s Board of Directors authorized a new one million share repurchase plan that is in addition to the existing plan. In February 2006, WesBanco’s Board of Directors authorized the increase of its dividend from $0.26 per share, per quarter to $0.265 per share, a 1.9% increase. This dividend increase represented the twenty-first consecutive year of dividend increases at WesBanco.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2006, WesBanco could receive without prior regulatory approval a dividend of up to $7.4 million from the Bank.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum	Well	March 31, 2006		December 31, 2005
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 359,839	8.56%	$ 360,260	8.46%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	359,839	11.98%	360,260	11.94%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	392,262	13.06%	391,337	12.97%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	357,729	8.53%	361,177	8.51%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	357,729	11.97%	361,177	12.00%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	390,150	13.05%	392,251	13.03%
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

Securities are the principal source of liquidity in total assets. Securities totaled $936.0 million at March 31, 2006, of which $558.0 million were classified as available-for-sale. Approximately $200.0 million of securities available-for-sale at book value were sold in April 2006, with an average life of 2.5 years. At March 31, 2006, WesBanco had approximately $77.9 million in securities scheduled to mature within one year compared to $12.8 million for the same period in 2005. Although additional cash flows may be anticipated from approximately $103.4 million in callable bonds, which have call dates within the next year, at current interest rate levels, it is not anticipated these bonds would be called, and a portion were included in the securities sale. At March 31, 2006, WesBanco had $100.3 million of cash and cash equivalents, a portion of which may also serve as additional sources of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at March 31, 2006. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $851.0 million at March 31, 2006. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source, which was $844.2 million as of March 31, 2006. At March 31, 2006, WesBanco had unpledged securities with a book value of $580.1 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. After the securities sale most all of the securities in the available-for-sale category will be pledged to various municipalities for deposits and for customer repurchase agreements. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits and/or selling either a limited portion of investment securities categorized as available-for-sale or certain loans, in order to maintain adequate levels of liquidity.

The principal sources of the Parent Company’s liquidity are dividends from the Bank, as well as a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the Parent Company. As of March 31, 2006, WesBanco could receive without prior regulatory approval a dividend of up to $7.4 million from the Bank. Additional liquidity is provided by available lines of credit with an independent commercial bank and the Bank totaling $38.5 million, with total outstanding balances of $10.5 million as of March 31, 2006.

At March 31, 2006, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $526.7 million compared to $529.9 million at the December 31, 2005. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

MARKET RISK

The primary objective of WesBanco’s asset/liability management (“ALM”) function is to maximize net interest income within established policy risk parameters. This objective is accomplished through the management of balance sheet composition, market risk exposures arising from changing economic conditions and liquidity risk.

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

WesBanco’s ALCO, comprised of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on assumptions, which change regularly as adjustments occur in the balance sheet and interest rates change. The key assumptions and strategies employed are analyzed quarterly and reviewed by ALCO.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a 12-month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2006 and December 31, 2005 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2006	December 31, 2005	Guidelines
+200	(3.53%)	(3.80%)	+/- 10.0%
+100	(1.35%)	(1.42%)	N/A
-100	0.27%	(0.37%)	N/A
-200	(1.80%)	(2.85%)	+/- 10.0%

With the federal funds rate at 4.75% at March 31, 2006 (versus 2.75% at March 31, 2005 and 4.25% at December 31, 2005) and interest rates directionally increasing, management believes that a decline of 200 basis points in rates is unlikely over the near term. The earnings simulation model projects that net interest income for the next twelve month period would decrease by approximately 1.35% and 3.53% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would increase by approximately 0.27% and decrease by 1.80% if interest rates were to decline by 100 and 200 basis points, respectively. The decrease in liability sensitivity in a rising rate environment between December 31, 2005 and March 31, 2006 is a result of changes in balance sheet composition and a continued reduction in the size of the balance sheet. These changes also favorably impacted WesBanco’s sensitivity to falling interest rates. After March 31, 2006, WesBanco believes its exposure to rising interest rates should improve by its implementation of a reduction in the size of the balance sheet and paying down certain short-term borrowings.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 0.90% over the next twelve months, approximately the same as at December 31, 2005.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at March 31, 2006 emphasized reducing liability sensitivity in anticipation of continued rising interest rates. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the level and possible reduction of certain FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed rate basis. At March 31, 2006, the notional value of the interest rate swap agreements was $75.0 million, compared to $77.4 million at December 31, 2005. Related market losses of $0.2 million, net of tax, at March 31, 2006 compared to a market loss of $0.4 million, net of tax, at December 31, 2005, are recorded in other comprehensive income. These swaps act to protect net interest income from a continued rise in money market deposit rates.

Other strategies that have been evaluated by ALCO include managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, decreasing the size of the securities portfolio and improving overall yield as a result of the aforementioned portfolio restructuring, emphasizing lower cost transaction-based accounts, growing certificate of deposit products and using investment security proceeds from maturities, calls and prepayments to fund loans and pay down borrowings.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES—WesBanco’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to WesBanco’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS—WesBanco’s management, including the CEO and CFO, does not expect that WesBanco’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2006, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Fourth Circuit Court of Appeals issued an opinion dated May 11, 2005, which reversed the District Court’s earlier grant of summary judgment on behalf of WesBanco, and remanded the case for further proceedings. The Appellate Court reversed the District Court’s ruling that res judicata and collateral estoppel were applicable under the circumstances which precluded the re-litigation of matters previously decided by the District Court in the earlier 1995 case involving the same pension plan. The parties subsequently filed renewed Motions for Summary Judgment on the issues of the benefit calculation and plaintiffs’ claims under § 204(h) of ERISA in the District Court. The Magistrate Judge assigned to the case issued a report and recommendation dated January 18, 2006, to the Court denying both parties’ Motions for Summary Judgment on the benefit calculation issues but recommending to the Court a key finding of fact on a material issue in the case. The key finding recommended would be to sustain WesBanco’s position that a timely summary plan description was distributed to plan participants addressing a benefit calculation consistent with the methodology used by the Plan Administrator. The Court did subsequently deny both parties’ motions and declined to make the finding of fact recommended by the Magistrate. The Court has not yet addressed the § 204(h) notice issue. WesBanco continues to believe that it has meritorious defenses to the claims asserted by the plaintiffs in this proceeding.

On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco’s banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco’s banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. Wesbanco Bank, Inc. (the “Bank”) made a loan to the plaintiff’s company which became delinquent, and the Bank recovered a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against the Bank. A second suit involving essentially the same issues was filed by another party involved in the ambulance service, and this case is styled Ellis v. OVMC, et al., Civil Action NO. 03-C-578(G). This case has been consolidated with the Matesic case. Through discovery, the plaintiffs have been unable to develop any substantiation for the allegations of the complaints and they have agreed to dismiss the Bank as a party defendant in the consolidated case. It is anticipated that the Bank will be dismissed from the case in the near future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2006, WesBanco had two active one million share stock repurchase plans, with the first having been approved by the Board of Directors on March 17, 2005 and the second, which is incremental to the first, having been approved on January 19, 2006. The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly shares repurchase activity during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2005				138,161
January 1, 2006 to January 31, 2006 (1)	-	-	-	1,138,161
February 1, 2006 to February 28, 2006	39,200	$ 31.39	39,200	1,098,961
March 1, 2006 to March 31, 2006	-	-	-	1,098,961
Total	39,200	$ 31.39	39,200	1,098,961

(1) Includes impact of additional 1.0 million shares approved on January 19, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2006, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the Annual Stockholders meeting in 2009:
	For	Withheld
Ray A. Byrd	16,316,189	947,563
James D. Entress	16,358,257	905,495
Ernest S. Fragale	15,913,789	1,349,962
Edward M. George	16,388,618	875,133
Carter W. Strauss	14,330,176	2,933,576
Reed J. Tanner	16,366,208	897,543
The following director was elected to the Board of Directors for a term of two years expiring at the Annual Stockholders meeting in 2008:

	For	Withheld
Paul M. Limbert	16,454,742	809,009

In addition to voting to elect the aforementioned directors, WesBanco’s stockholders voted to reject a proposal by Jewelcor Management, Inc. advocating that the Board of Directors take the necessary steps to achieve a sale or merger of the company. The results of the vote are as follows:

				Broker
	For	Against	Abstain	Non-Votes
Shareholder Proposal	1,693,680	12,479,838	345,004	2,745,229

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 8, 2006	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: May 8, 2006	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer