Form 10-Q
period 2006-06-30
WESBANCO INC
filed 2006-08-03
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 21,783,350 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2006 and 2005 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3	Quantitative and Qualitative Disclosures About Market Risk	29

4	Controls and Procedures	30

	PART II – OTHER INFORMATION
1	Legal Proceedings	31

2	Unregistered Sales of Equity Securities and Use of Proceeds	32

4	Submission of Matters to a Vote of Security Holders	32

6	Exhibits	32

	Signatures	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(in thousands, except per share amounts)	2006	2005
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $1,434 and $2,432, respectively	$ 91,355	$ 110,608
Securities:
Available-for-sale, at fair value	361,269	603,171
Held-to-maturity (fair values of $359,920 and $397,101, respectively)	358,676	389,393
Total securities	719,945	992,564
Loans held for sale	6,038	28,803
Portfolio loans:
Commercial	397,277	417,161
Commercial real estate	1,155,481	1,118,342
Residential real estate	913,670	929,823
Home equity	168,950	175,651
Consumer	274,922	271,100
Total portfolio loans, net of unearned income	2,910,300	2,912,077
Allowance for loan losses	(30,592)	(30,957)
Net portfolio loans	2,879,708	2,881,120
Premises and equipment, net	65,940	64,707
Accrued interest receivable	18,132	20,426
Goodwill and other intangible assets, net	146,391	147,658
Bank-owned life insurance	81,034	79,573
Other assets	80,460	96,656
Total Assets	$ 4,089,003	$ 4,422,115

LIABILITIES
Deposits:
Non-interest bearing demand	$ 386,811	$ 392,116
Interest bearing demand	340,184	325,582
Money market	376,825	444,071
Savings deposits	465,649	462,601
Certificates of deposit	1,399,695	1,403,954
Total deposits	2,969,164	3,028,324
Federal Home Loan Bank borrowings	412,756	612,693
Other short-term borrowings	164,786	244,301
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638
Total borrowings	665,180	944,632
Accrued interest payable	8,874	8,932
Other liabilities	29,154	24,997
Total Liabilities	3,672,372	4,006,885

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 21,783,350 shares in 2006 and 21,955,359 shares in 2005	49,200	49,200
Capital surplus	122,511	122,345
Retained earnings	305,692	300,452
Treasury stock (1,832,509 and 1,660,500 shares, respectively, at cost)	(53,041)	(47,769)
Accumulated other comprehensive loss	(6,523)	(7,875)
Deferred benefits for directors and employees	(1,208)	(1,123)
Total Shareholders' Equity	416,631	415,230
Total Liabilities and Shareholders' Equity	$ 4,089,003	$ 4,422,115

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands, except per share amounts)	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 47,024	$ 44,540	$ 92,756	$ 87,386
Interest and dividends on securities:
Taxable	4,407	6,668	10,366	13,581
Tax-exempt	4,053	4,792	8,361	9,478
Total interest and dividends on securities	8,460	11,460	18,727	23,059
Federal funds sold	86	2	86	24
Other interest income	424	532	872	949
Total interest and dividend income	55,994	56,534	112,441	111,418
INTEREST EXPENSE
Interest bearing demand deposits	961	341	1,507	668
Money market deposits	2,093	2,547	4,288	5,209
Savings deposits	1,480	733	2,756	1,289
Certificates of deposit	13,347	10,341	25,840	19,978
Total interest expense on deposits	17,881	13,962	34,391	27,144
Federal Home Loan Bank borrowings	4,314	5,823	9,672	11,766
Other short-term borrowings	1,535	1,576	3,777	2,775
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,400	1,305	2,754	2,364
Total interest expense	25,130	22,666	50,594	44,049
NET INTEREST INCOME	30,864	33,868	61,847	67,369
Provision for loan losses	2,263	1,919	4,903	3,762
Net interest income after provision for loan losses	28,601	31,949	56,944	63,607
NON-INTEREST INCOME
Trust fees	3,537	3,512	7,595	7,226
Service charges on deposits	4,179	2,723	7,976	5,185
Bank-owned life insurance	732	711	1,461	1,394
Net securities (losses) gains	92	1,068	(7,850)	1,821
Net gains on sales of loans	398	197	441	329
Other income	2,405	1,729	7,134	3,516
Gains on early extinguishment of debt	1,047	-	1,047	-
Total non-interest income	12,390	9,940	17,804	19,471
NON-INTEREST EXPENSE
Salaries and wages	9,928	10,422	19,832	20,993
Employee benefits	3,387	4,106	6,899	7,431
Net occupancy	1,866	1,751	3,879	3,547
Equipment	1,993	2,190	4,023	4,394
Marketing	1,837	1,026	2,911	1,929
Amortization of intangible assets	633	685	1,266	1,348
Restructuring and merger-related expenses	-	70	540	563
Other operating expenses	7,344	7,243	14,450	14,417
Total non-interest expense	26,988	27,493	53,800	54,622
Income before provision for income taxes	14,003	14,396	20,948	28,456
Provision for income taxes	2,742	3,138	4,103	6,118
NET INCOME	$ 11,261	$ 11,258	$ 16,845	$ 22,338
EARNINGS PER SHARE
Basic	$ 0.52	$ 0.50	$ 0.77	$ 0.98
Diluted	$ 0.52	$ 0.50	$ 0.77	$ 0.98
AVERAGE SHARES OUTSTANDING
Basic	21,893,943	22,587,213	21,915,824	22,788,686
Diluted	21,946,829	22,643,463	21,970,952	22,840,483
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.265	$ 0.26	$ 0.53	$ 0.52

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2006 and 2005
						Accumulated	Deferred
						Other	Benefits for
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
January 1, 2005	20,837,469	$ 44,415	$ 61,451	$ 281,013	$ (12,711)	$ (2,415)	$ (1,572)	$ 370,181
Net income				22,338				22,338
Change in accumulated
other comprehensive income						(1,312)		(1,312)
Comprehensive income								21,026
Common dividends
declared ($0.52 per share)				(11,800)				(11,800)
Treasury shares purchased	(962,863)				(27,514)			(27,514)
Treasury shares sold	150,408		(1,389)		3,699			2,310
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Tax benefit from employee benefit plans			728					728
Deferred benefits for directors – net							(53)	(53)
June 30, 2005	22,321,525	$ 49,200	$ 121,329	$ 291,551	$ (36,526)	$ (3,727)	$ (1,625)	$ 420,202

January 1, 2006	21,955,359	$ 49,200	$ 122,345	$ 300,452	$ (47,769)	$ (7,875)	$ (1,123)	$ 415,230
Net income				16,845				16,845
Change in accumulated
other comprehensive income						1,352		1,352
Comprehensive income								18,197
Common dividends
declared ($0.53 per share)				(11,605)				(11,605)
Treasury shares purchased	(197,616)				(5,912)			(5,912)
Treasury shares sold	25,607		(76)		640			564
Tax benefit from employee benefit plans			97					97
Recognition of stock compensation			60					60
Deferred benefits for directors – net			85				(85)	-
June 30, 2006	21,783,350	$49,200	$ 122,511	$ 305,692	$ (53,041)	$ (6,523)	$ (1,208)	$ 416,631

There was no activity in Preferred Stock during the six months ended June 30, 2006 and 2005.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
(Unaudited, in thousands)	2006	2005
OPERATING ACTIVITIES:
Net income	$ 16,845	$ 22,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,773	3,291
Net accretion	(378)	(195)
Provision for loan losses	4,903	3,762
Net securities losses (gains)	7,850	(1,821)
Net gains on sales of loans	(441)	(329)
Excess tax benefits from stock-based compensation arrangements	(97)	(727)
Deferred income taxes	(2,580)	114
Increase in cash surrender value of bank-owned life insurance	(1,461)	(1,317)
Loans originated for sale	(34,047)	(47,711)
Proceeds from the sale of loans originated for sale	30,433	42,606
Change in: other assets and accrued interest receivable	19,753	(4,243)
Change in: other liabilities and accrued interest payable	4,679	(15,492)
Other – net	(3,125)	552
Net cash provided by operating activities	45,107	828
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	197,786	114,884
Proceeds from maturities, prepayments and calls	138,491	127,455
Purchases of securities	(100,911)	(140,215)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	32,306	10,562
Purchases of securities	(1,044)	(23,913)
Acquisition, net of cash paid	-	(37,808)
Sale of branches, net of cash	(14,378)	-
Sale of loans	-	66,791
Net decrease (increase) in loans	4,083	(32,512)
Purchases of premises and equipment – net	(1,464)	(4,284)
Net cash provided by investing activities	254,869	80,960
FINANCING ACTIVITIES:
Decrease in deposits	(24,301)	(28,453)
Decrease in Federal Home Loan Bank borrowings	(198,669)	(60,709)
(Decrease) increase in other short-term borrowings	(39,515)	15,003
(Decrease) increase in federal funds purchased	(40,000)	10,900
Proceeds from the issuance of junior subordinated debt owed to
unconsolidated subsidiary trusts	-	15,464
Excess tax benefits from stock-based compensation arrangements	97	727
Dividends paid	(11,493)	(11,158)
Treasury shares purchased – net of issuances for benefit plans	(5,348)	(25,204)
Net cash used in financing activities	(319,229)	(83,430)
Net decrease in cash and cash equivalents	(19,253)	(1,642)
Cash and cash equivalents at beginning of the period	110,608	97,057
Cash and cash equivalents at end of the period	$ 91,355	$ 95,415
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 50,536	$ 42,407
Income taxes paid	3,750	6,425
Transfers of loans to other real estate owned	2,338	572
Summary of business acquisition:
Fair value of tangible assets acquired	$ -	$ 547,949
Fair value of core deposit intangible acquired	-	2,905
Fair value of liabilities assumed	-	(505,199)
Stock issued for the purchase of acquired company's common stock	-	(65,323)
Cash paid in the acquisition	-	(43,778)
Goodwill recognized	$ -	$ (63,446)

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

        Effective January 1, 2006, WesBanco adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair value of the awards as of their grant date. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” WesBanco adopted SFAS No. 123R using the modified prospective method which requires that compensation cost related to unvested stock awards outstanding at December 31, 2005 be recognized over the remaining service periods of those awards based on their unamortized grant date fair value with no adjustment to prior period financial statements. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and compensation cost is recognized on a straight line basis, net of estimated forfeitures, over the requisite service period of each award. As a result of adopting SFAS No. 123(R) WesBanco’s income before income taxes and net income for the six months ended June 30, 2006, are $43 thousand and $35 thousand lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share were not impacted.

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

        In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If after evaluating all available evidence and the realizable value of an investment, its impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF No. 03-1. The additional guidance was effective beginning January 1, 2006 and was considered concurrent with WesBanco’s strategic decision to reposition its balance sheet, which resulted in the recognition of other-than-temporary impairment losses totaling $8.0 million in the first quarter of 2006.

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

        In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the application of SFAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is more likely than not (likelihood of occurrence is greater than 50 percent), based on its technical merits, the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement with the taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. WesBanco is currently assessing the potential impact of this interpretation on its financial position or results of operations.

NOTE 2. EARNINGS PER SHARE
        Earnings per share are calculated as follows:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands, except shares and per share amounts)	2006	2005	2006	2005
Numerator for both basic and diluted earnings per share:
Net Income	$ 11,261	$ 11,258	$ 16,845	$ 22,338

Denominator:
Total average basic common shares outstanding	21,893,943	22,587,213	21,915,824	22,788,686
Effect of dilutive stock options	52,886	56,250	55,128	51,797
Total diluted average common shares outstanding	21,946,829	22,643,463	21,970,952	22,840,483

Earnings per share - basic	$ 0.52	$ 0.50	$ 0.77	$ 0.98
Earnings per share - diluted	$ 0.52	$ 0.50	$ 0.77	$ 0.98

NOTE 3. SECURITIES

        The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30,	December 31,
(Unaudited, in thousands)	2006	2005
Securities available-for-sale (at fair value):
U.S. Treasury securities	$ 3,585	$ 11,397
Other government agencies and corporations	157,411	248,111
Mortgage-backed securities	176,673	295,822
Obligations of states and political subdivisions	17,741	36,227
Corporate securities	5,859	11,614
Total securities available-for-sale	361,269	603,171
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	358,676	389,393
Total securities	$ 719,945	$ 992,564

        At June 30, 2006 and December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

        Securities with par values aggregating $334.3 million and $443.5 million and aggregate carrying values of $335.8 and $445.7 at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available-for-sale securities were $188.9 million and $197.8 million for the three and six months ended June 30, 2006, respectively, compared to $42.2 and $114.9 for the same periods in 2005.

        For the six months ended June 30, 2006, realized gains on available-for-sale securities were $194 thousand and, excluding the other-than-temporary impairment losses recognized in the first quarter, realized losses on available-for-sale securities were zero. Realized gains and losses for the same period in 2005 were $1.8 million and $28 thousand, respectively.

        The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2006 and December 31, 2005:

	June 30, 2006
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury securities	$ 3,585	$ (3)	1	$ -	$ -	-	$ 3,585	$ (3)	1
Other government agencies and corporations	2,002	(2)	1	135,435	(3,156)	26	137,437	(3,158)	27
Mortgage-backed securities	6,516	(235)	16	169,624	(8,573)	70	176,140	(8,808)	86
Obligations of states and political subdivisions	60,632	(938)	131	72,216	(3,114)	167	132,848	(4,052)	298
Total temporarily impaired securities	$ 72,735	$ (1,178)	149	$ 377,275	$ (14,843)	263	$ 450,010	$ (16,021)	412

	December 31, 2005
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury securities	$ 7,824	$ (3)	2	$ -	$ -	-	$ 7,824	$ (3)	2
Other government agencies and corporations	95,306	(992)	18	152,805	(3,334)	34	248,111	(4,326)	52
Mortgage-backed securities	58,792	(1,138)	33	235,818	(8,285)	80	294,610	(9,423)	113
Obligations of states and political subdivisions	64,158	(699)	132	38,158	(1,050)	87	102,316	(1,749)	219
Corporate securities	-	-	-	6,006	(134)	3	6,006	(134)	3
Total temporarily impaired securities	$ 226,080	$ (2,832)	185	$ 432,787	$ (12,803)	204	$ 658,867	$ (15,635)	389

        Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $10.6 million market loss as of June 30, 2006 compared to a $12.3 million market loss as of December 31, 2005. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio and are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale as well as the portion of new investments allocated to this category versus the held-to-maturity portfolio. If these securities are held to recovery or their respective maturity dates, no fair value gain or loss will be realized.

        WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in interest rates. WesBanco also has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time it will receive full value for the securities. Accordingly, WesBanco believes the unrealized losses in its available-for-sale securities portfolio at June 30, 2006 are temporary and no additional other-than-temporary impairment losses beyond those recognized in the first quarter have been recognized in the Consolidated Statements of Income.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

        Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.6 million and $4.7 million at June 30, 2006 and December 31, 2005, respectively.

        The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Six Months Ended
	June 30,
(Unaudited, in thousands)	2006	2005
Balance, at beginning of period	$ 30,957	$ 29,486
Allowance for loan losses of acquired bank	-	1,947
Provision for loan losses	4,903	3,762
Charge-offs	(6,470)	(4,011)
Recoveries	1,202	1,164
Balance, at end of period	$ 30,592	$ 32,348

	June 30,	December 31,
(Unaudited, in thousands)	2006	2005
Non-accrual loans	$ 13,361	$ 9,920
Other impaired loans	2,510	4,565
Total impaired loans	$ 15,871	$ 14,485

	June 30,	December 31,
(Unaudited, in thousands)	2006	2005
Balance of impaired loans with no allocated allowance for loan losses	$ 9,916	$ 7,793
Balance of impaired loans with an allocated allowance for loan losses	5,955	6,692
Total impaired loans	$ 15,871	$ 14,485

Allowance for loan losses allocated to impaired loans	$ 1,276	$ 1,566

        At June 30, 2006 and December 31, 2005, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

        WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At June 30, 2006 and December 31, 2005 WesBanco had FHLB borrowings of $412.8 million and $612.7 million, respectively, with a weighted-average interest rate of 3.73% and 3.52%, respectively. Included in FHLB borrowings at June 30, 2006 are $127.1 million in FHLB of Cincinnati advances obtained in connection with certain business combinations. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $24.8 million at June 30, 2006 and $41.9 million at December 31, 2005 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2006 and December 31, 2005 was $837.8 million and $778.4 million, respectively.

        Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $412.8 million outstanding at June 30, 2006, $168.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB. Approximately $63.9 million of such advances are from the FHLB of Cincinnati. Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is not a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB. Approximately $26.0 million of such advances were called, prior to their maturity, during the second quarter of 2006, resulting in gains on early extinguishment of debt of $1.0 million.

        The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2006 based on their contractual maturity dates and effective interest rates: (unaudited, in thousands)

	Scheduled	Weighted
Year	Maturity	Average Rate
2006	$ 51,481	3.55%
2007	158,132	3.29%
2008	44,821	3.32%
2009	84,200	4.19%
2010	49,847	4.79%
2011 and thereafter	24,275	4.27%
Total	$ 412,756	3.73%

NOTE 6. OTHER SHORT-TERM BORROWINGS

        Other short-term borrowings are comprised of the following:

	June 30,	December 31,
(Unaudited, in thousands)	2006	2005
Federal funds purchased	$ 34,000	$ 74,000
Securities sold under agreements to repurchase	116,976	153,536
Treasury tax and loan notes and other	2,810	4,265
Revolving line of credit	11,000	12,500
Total	$ 164,786	$ 244,301

NOTE 7. PENSION PLAN

        The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2006	2005	2006	2005
Service cost – benefits earned during year	$ 550	$ 539	$ 1,170	$ 1,078
Interest cost on projected benefit obligation	660	664	1,368	1,328
Expected return on plan assets	(929)	(830)	(1,858)	(1,660)
Amortization of prior service cost	(36)	(36)	(72)	(72)
Amortization of net loss	227	230	519	460
Net periodic pension cost	$ 472	$ 567	$ 1,127	$ 1,134

NOTE 8. COMPREHENSIVE INCOME

        Changes in accumulated other comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2006	2005	2006	2005
Net Income	$ 11,261	$ 11,258	$ 16,845	$ 22,338
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	(1,517)	6,854	(6,218)	(1,121)
Related income tax (expense) benefit (1)	599	(2,707)	2,456	443
Net securities (gains) losses reclassified into earnings	(92)	(1,022)	7,850	(1,754)
Related income tax expense (benefit) (1)	36	404	(3,101)	693
Net effect on other comprehensive income for the period	(974)	3,529	987	(1,739)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	242	(142)	610	835
Related income tax (expense) benefit (1)	(95)	56	(241)	(330)
Net derivative (gains) losses reclassified into earnings	(3)	(26)	(6)	(57)
Related income tax expense (benefit) (1)	1	10	2	22
Net effect on other comprehensive income for the period	145	(102)	365	470

Minimum pension liability
Net change in minimum pension liability	-	-	-	(71)
Related income tax expense (benefit) (1)	-	-	-	28
Net effect on other comprehensive income for the period	-	-	-	(43)
Total change in other comprehensive income (loss)	(829)	3,427	1,352	(1,312)
Comprehensive income	$ 10,432	$ 14,685	$ 18,197	$ 21,026
(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

        The activity in accumulated other comprehensive income for the six months ended June 30, 2006 and 2005 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Minimum	Gains (Losses)	Instruments Used in
	Pension	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Liability	Available-for-Sale	Relationships	Total
Balance at January 1, 2005	$ -	$ (987)	$ (1,428)	$ (2,415)
Period change, net of tax	(43)	(1,739)	470	(1,312)
Balance at June 30, 2005	$ (43)	$ (2,726)	$ (958)	$ (3,727)

Balance at January 1, 2006	$ -	$ (7,463)	$ (412)	$ (7,875)
Period change, net of tax		987	365	1,352
Balance at June 30, 2006	$ -	$ (6,476)	$ (47)	$ (6,523)

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

        COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments are recorded in other liabilities and were zero as of each of the periods ended June 30, 2006 and December 31, 2005.

        Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million as of both June 30, 2006 and December 31, 2005 and is included in other liabilities on the Consolidated Balance Sheets.

        The following table presents total commitments and standby letters of credit outstanding:

	June 30,	December 31,
(Unaudited, in thousands)	2006	2005
Commitments to extend credit	$ 549,071	$ 529,869
Standby letters of credit	44,137	41,711

        CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. STOCK-BASED COMPENSATION

        WesBanco sponsors a Key Executive Incentive Bonus and Option Plan (the Plan) that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or the granting of non-qualified stock options, depending upon the component of the plan in which the award is earned. Under the terms of the Plan, 309 thousand shares are available for issuance. Stock options are granted at the discretion of the Compensation Committee of the Board of Directors and may be performance based. The maximum term of all options granted under the Stock Option component of the Plan is ten years from the original grant date.

        The following table presents stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(Unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Term	Value
Outstanding at January 1, 2006	442,052	$ 24.25
Granted	89,500	29.86
Exercised	(25,607)	22.03
Expired	-	-
Forfeited	(10,751)	22.29
Outstanding at June 30, 2006	495,194	$ 25.42	7.04	$ 2,758
Vested and exercisable at June 30, 2006	329,695	$ 23.36	5.83	$ 2,516

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

        The following table sets forth the significant assumptions used in calculating the fair value of options granted:

	For the Six Months Ended
	June 30,
(unaudited)	2006	2005
Weighted-average life	6 Years	6 Years
Risk-free interest rates	5.04%	3.80%
Dividend yield	3.60%	3.65%
Volatility factors	27.01%	29.33%
Fair value of the grants	$ 6.99	$ 6.63

The weighted-average life assumption is an estimate of the length of time that an employee might hold an option before option exercise, option expiration or employment termination. The weighted-average life assumption was developed using historical experience and is meant to approximate the shortcut method prescribed by the standard.

        WesBanco used the historical volatility of its common stock price as the volatility factors assumption.

The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in 2005:
	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
(Unaudited, in thousands, except per share amounts)	2005	2005
Net income as reported	$ 11,258	$ 22,338
Stock based compensation expense included in reported net income - net of tax	10	10
Stock based compensation expense under fair value method - net of tax	(78)	(78)
Pro forma net income	$ 11,190	$ 22,270

Earnings per share as reported - basic	$ 0.50	$ 0.98
Earnings per share as reported - diluted	$ 0.50	$ 0.98

Pro forma earnings per share - basic	$ 0.50	$ 0.98
Pro forma earnings per share - diluted	$ 0.50	$ 0.98

        In the second quarter of 2006 and 2005, WesBanco issued 89,500 and 116,500 options, which vest based upon WesBanco achieving certain earnings per share (“EPS”) targets. Stock compensation expense recognized in the second quarter of 2006 and 2005 totaled $60 thousand and $17 thousand, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.2 million and $2.1 million, respectively. The cash received and related tax benefit realized from stock options exercised during the six months ended June 30, 2006 and 2005 was $0.6 million and $0.1 million and $2.3 million and $0.7 million, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans. At June 30, 2006, $149 thousand of compensation cost related to unvested options has not yet been charged to earnings. That cost is expected to be recognized over the remaining six months of 2006.

NOTE 11. SALE OF BRANCHES

        On March 16, 2006, WesBanco Bank, Inc. (“Bank”), a wholly-owned subsidiary of WesBanco, sold four branch offices located in Ritchie County, West Virginia. Under the terms of the purchase and assumption agreement, the buyer assumed $37.3 million of deposit liabilities and acquired $19.3 million in loans, as well as certain other assets. The transaction generated a pre-tax gain of $2.8 million that included a premium on deposits of $2.5 million and a gain on the sale of premises and equipment of $0.3 million. The gain is included in WesBanco’s Consolidated Statement of Income for the first quarter ended March 31, 2006. Cash of $13.5 million was paid by the Bank to the buyer to settle the net difference between deposits, loans and certain other assets and liabilities.

NOTE 12. BUSINESS SEGMENTS

        WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.8 billion and $2.6 billion at June 30, 2006 and 2005, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

        Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months ended June 30, 2006:
Interest income	$ 55,994	$ -	$ 55,994
Interest expense	25,130	-	25,130
Net interest income	30,864	-	30,864
Provision for loan losses	2,263	-	2,263
Net interest income after provision for loan losses	28,601	-	28,601
Non-interest income	8,853	3,537	12,390
Non-interest expense	24,700	2,288	26,988
Income before provision for income taxes	12,754	1,249	14,003
Provision for income taxes	2,243	499	2,742
Net income	$ 10,511	$ 750	$ 11,261

For the Three Months ended June 30, 2005:
Interest income	$ 56,534	$ -	$ 56,534
Interest expense	22,666	-	22,666
Net interest income	33,868	-	33,868
Provision for loan losses	1,919	-	1,919
Net interest income after provision for loan losses	31,949	-	31,949
Non-interest income	6,427	3,513	9,940
Non-interest expense	25,320	2,173	27,493
Income before provision for income taxes	13,056	1,340	14,396
Provision for income taxes	2,602	536	3,138
Net income	$ 10,454	$ 804	$ 11,258

For the Six Months ended June 30, 2006:
Interest income	$ 112,441	$ -	$ 112,441
Interest expense	50,594	-	50,594
Net interest income	61,847	-	61,847
Provision for loan losses	4,903	-	4,903
Net interest income after provision for loan losses	56,944	-	56,944
Non-interest income	10,209	7,595	17,804
Non-interest expense	49,206	4,594	53,800
Income before provision for income taxes	17,947	3,001	20,948
Provision for income taxes	2,903	1,200	4,103
Net income	$ 15,044	$ 1,801	$ 16,845

For the Six Months ended June 30, 2005:
Interest income	$ 111,418	$ -	$ 111,418
Interest expense	44,049	-	44,049
Net interest income	67,369	-	67,369
Provision for loan losses	3,762	-	3,762
Net interest income after provision for loan losses	63,607	-	63,607
Non-interest income	12,244	7,227	19,471
Non-interest expense	50,183	4,439	54,622
Income before provision for income taxes	25,668	2,788	28,456
Provision for income taxes	5,003	1,115	6,118
Net income	$ 20,665	$ 1,673	$ 22,338

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Balance Sheet Data
Balances at June 30, 2006
Goodwill and core deposit intangibles	$ 146,391	$ -	$ 146,391
Mortgage servicing rights	1,751		1,751
Net deferred tax assets	12,245	-	12,245
Total assets	$ 4,083,022	$ 5,981	$ 4,089,003

Balances at June 30, 2005
Goodwill and core deposit intangibles	$ 149,059	$ -	$ 149,059
Mortgage servicing rights	2,031		2,031
Net deferred tax assets	11,603	-	11,603
Total assets	$ 4,493,956	$ 2,804	$ 4,496,760

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

        Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2005, as well as the Form 10-Q for the prior quarter ended March 31, 2006 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under the section “Risk Factors.” Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2006 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

        WesBanco is a multi-state bank holding company operating through 81 banking offices, one loan production office and 128 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

        WesBanco’s net income for the quarter ended June 30, 2006 was $11.3 million or $0.52 per diluted share compared to $11.3 million or $0.50 per diluted share for the second quarter of 2005. WesBanco’s earnings for the six months ended June 30, 2006 were $16.8 million or $0.77 per diluted share compared to $22.3 million or $0.98 per diluted share in 2005.

        The second quarter results reflected an improved net interest margin as a result of the balance sheet restructuring that was undertaken and disclosed late last quarter and completed in the second quarter. The margin increased to 3.54% from 3.52% in the second quarter of 2005, and from 3.40% in the first quarter of 2006. The restructuring was part of the Bank’s continuing efforts, in response to increasing interest rates and a flat yield curve, to increase certain portfolio loans, while utilizing assets with lower yields to reduce exposure to higher rate interest bearing liabilities, primarily wholesale and other borrowings, and money market deposits.

        Increases in fee income through focused marketing programs and the benefits of cost reduction programs, initiated over the last three quarters, provided improvements in non-interest income and in non-interest expense throughout the first half of 2006. In the second quarter, this additional income and reduced expenses substantially offset reductions in net interest income.

        The first quarter and first six months of 2006 included a pre-tax charge of $8.0 million related to the sale of $197.8 million in available-for-sale securities that were in a loss position and a pre-tax charge of $0.5 million in costs associated with the restructuring of a business unit, which were partially offset by a pre-tax gain of $2.8 million resulting from the sale of four Ritchie County, West Virginia branch offices. Core operating earnings for the first half of 2006 (See “Non-GAAP measures”), which excludes the above-noted items, were $20.4 million or $0.94 per diluted share as compared to $22.7 million or $0.99 per share for the first half of 2005. Core operating earnings for the second quarter were $11.2 million or $0.52 per diluted share as compared to $11.3 million or $0.50 per diluted share. Core operating earnings for the second quarter and the six month period of 2006 included a $1.0 million gain on early extinguishment of debt relating to the call of certain advances by the Federal Home Loan Bank. Core operating earnings for the first half were lower than for the same period of 2005 due primarily to lower net interest income.

        Return on average assets and equity improved in the second quarter, also as a result of the balance sheet restructuring and improvement in non-interest items. Annualized return on average assets was 1.09% and 0.80% for the three and six months ended June 30, 2006 compared to 0.99% and 0.99% for the corresponding periods in 2005. Return on average equity was 10.83% and 8.16% for the second quarter and first half of 2006 compared to 10.66% and 10.54% for the corresponding periods in 2005.

NON-GAAP MEASURES

        Amounts reported in this Form 10-Q have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). However, certain supplemental non-GAAP measurements have also been included. WesBanco’s management believes these non-GAAP measurements, which exclude the effects of restructuring and merger-related expenses, other-than-temporary impairment losses and gain on sale of branches are essential to a proper understanding of the operating results of WesBanco’s core business largely because they allow investors to see clearly the performance of WesBanco without these charges included in certain key financial ratios. These non-GAAP measurements are not a substitute for operating results determined in accordance with GAAP nor do they necessarily conform to non-GAAP performance measures that may be presented by other companies. These non-GAAP measures should not be compared to non-GAAP performance measures of other companies.

NON-GAAP RECONCILIATION
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$ 11,261	$ 11,258	$ 16,845	$ 22,338
Add: restructuring and merger-related expenses, net of tax (1)	-	42	324	338
Add: other-than-temporary impairment losses, net of tax (1)	-	-	4,829	-
Subtract: gain on sale of branches, net of tax (1)	(92)	-	(1,571)	-
Core operating earnings	$ 11,169	$ 11,300	$ 20,427	$ 22,676

Net income per common share (3)	$ 0.52	$ 0.50	$ 0.77	$ 0.98
Effects of restructuring and merger-related expenses, net of tax (1)	-	-	0.02	0.01
Effects of other-than-temporary impairment losses, net of tax (1)	-	-	0.22	-
Effects of gain on sale of branches, net of tax (1)	-	-	(0.07)	-
Core operating earnings per common share (3)	$ 0.52	$ 0.50	$ 0.94	$ 0.99

Return on average assets	1.09%	0.99%	0.80%	0.99%
Effects of restructuring and merger-related expenses, net of tax (1)	-	-	0.01%	0.01%
Effects of other-than-temporary impairment losses, net of tax (1)	-	-	0.11%	-
Effects of gain on sale of branches, net of tax (1)	(0.01%)	-	(0.04%)	-
Core return on average assets	1.08%	0.99%	0.88%	1.00%

Return on average equity	10.83%	10.66%	8.16%	10.54%
Effects of restructuring and merger-related expenses, net of tax (1)	-	0.04%	0.08%	0.08%
Effects of other-than-temporary impairment losses, net of tax (1)	-	-	1.16%	-
Effects of gain on sale of branches, net of tax (1)	(0.09%)	-	(0.38%)	-
Core return on average equity	10.74%	10.70%	9.02%	10.62%

Efficiency ratio (2)	59.40%	59.27%	63.93%	59.41%
Effects of restructuring and merger-related expenses	-	(0.15%)	(0.40%)	(0.61%)
Effects of other-than-temporary impairment losses	-	-	(6.05%)	-
Effects of gain on sale of branches	0.20%	-	1.97%	-
Core efficiency ratio	59.60%	59.12%	59.45%	58.80%

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
(3) The dilutive effect from stock options was immaterial and accordingly, basic and diluted earnings per share are the same.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2006	2005	2006	2005
Net interest income	$ 30,864	$ 33,868	$ 61,847	$ 67,369
Taxable equivalent adjustments to net interest income	2,182	2,580	4,502	5,104
Net interest income, fully taxable equivalent	$ 33,046	$ 36,448	$ 66,349	$ 72,473
Net interest margin	3.30%	3.27%	3.24%	3.27%
Taxable equivalent adjustment	0.24%	0.25%	0.23%	0.24%
Net interest margin, fully taxable equivalent	3.54%	3.52%	3.47%	3.51%

        Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income for the second quarter and six month periods of 2006 decreased compared to the same periods of 2005. The 8.9% decrease in net interest income in the second quarter was due to a decrease in earning assets, partially offset by an increase in the net interest margin to 3.54% in the 2006 second quarter from 3.52% in 2005 quarter. This improvement in the net interest margin is due to WesBanco’s balance sheet restructuring completed in the second quarter and continuing efforts to invest in earning assets with higher returns while reducing exposure to higher rate interest bearing liabilities. The decrease in net interest income in the first six months of 2006 compared to the first six months of 2005 was due to reduced levels of earning assets and a compression of the net interest margin. A flat yield curve, along with rising short-term interest rates and competition for deposits contributed to the margin compression.

        Interest income decreased by 0.96% in the second quarter and increased by 0.92% for the six months ended June 30, 2006 as compared to the same periods in 2005. The changes in interest income were small as decreases in average earning assets were offset by increases in the average yield of 52 basis points in both periods. The reduction in average earning assets of 9.7% in the second quarter and 7.2% for the six month period was primarily due to reductions in investments in securities. WesBanco is using cash flow from sales and maturities of securities to reduce higher interest bearing liabilities to improve the net interest margin. This includes the sale of $197.8 million of taxable securities completed in the second quarter as part of WesBanco’s restructuring of the balance sheet. The increases in average rate were primarily due to increases in the rate for loans and, to a lesser degree, to sale of lower yielding investment securities.

        Loan customer preferences have been to lock in longer-term fixed-rate offerings from other market participants, as WesBanco typically does not offer longer term, fixed rate commercial loans and does not originate 30 year fixed rate residential mortgages for its balance sheet. Also somewhat limiting growth has been our desire to reduce interest rate sensitivity and credit risk by selling $67.8 million in 30 year fixed rate residential mortgages in mid-2005, $6.7 million in certain underperforming loans in early 2006, and other risk reduction strategies for certain floor plans and watch list loans. In addition, a total of $19.3 million in loans were sold in connection with the Ritchie County branch sale. A greater portion of residential mortgage production is being sold into the secondary market (36.1% for the first half of 2006 versus 30.3% for the same period in 2005) to limit sensitivity to rising rates in the portfolio. In addition, WesBanco focuses loan production efforts on opportunities that offer more profitable rates, consistent with the overall balance sheet strategy.

        Interest expense increased for the three and six months ended June 30, 2006 compared to the comparable period of 2005, due to increases in the average rate paid on interest bearing liabilities, partially offset by reductions in the average balances. As shown in Table 2, the average rate paid on interest bearing liabilities for the second quarter and year to date periods of 2006 increased by 61 basis points and 66 basis points. The increase in rates paid on interest bearing liabilities was primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a rising rate environment and the continued shift by customers away from lower cost deposit products to higher cost certificates of deposit and premium savings accounts. In addition, wholesale borrowing rates increased as a result of continued federal funds rate increases through the end of the second quarter. These increases have impacted other borrowings, which are primarily short-term in nature, and to a lesser extent, FHLB borrowings as they matured and repriced. Rates paid on interest-bearing liabilities rose faster than earning asset rates due to a liability sensitive balance sheet, whereby rates paid on interest-bearing liabilities generally rise faster than rates earned on interest earning assets in a rising interest rate environment, as has been experienced in the past 18 months. Interest bearing liabilities average balances decreased by 11.2% and 8.3% in the three and six month periods ending June 30, 2006 due to WesBanco’s balance sheet restructuring, general efforts to reduce higher rate liabilities and decreases in money market deposits. Funds applied from the balance sheet restructuring and normal cash flows from maturing securities reduced FHLB borrowings and other short term borrowings by $279 million from December 31, 2005 to June 30, 2006, with commensurate decreases in the related average balances. Targeted marketing programs and management of the WesBanco’s response to increases in product payment rates in the marketplace have provided increases in average balances for interest bearing and non-interest bearing demand deposits, savings and certificates of deposits of $77.1 million in the first half of 2006 as compared to the first half of 2005, partially offsetting the decreases in borrowings and money market accounts. While rates paid on interest bearing deposits and borrowings rose at a faster pace than rates earned on earning assets, resulting in net interest spread reducing by 9 basis points, the net interest margin increased as a result of non-interest bearing liabilities being a greater percentage of the total balance sheet at the end of the quarter as compared to the prior year.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Ended Months June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 2,738	1.61%	$ 4,631	1.91%	$ 2,274	1.34%	$ 5,678	1.49%
Loans, net (1)	2,925,875	6.45%	2,968,613	6.02%	2,926,697	6.39%	2,964,017	5.95%
Securities: (2)
Taxable	403,013	4.39%	686,753	3.96%	492,704	4.22%	703,277	3.96%
Tax-exempt (3)	373,908	6.67%	433,806	6.80%	385,977	6.67%	422,316	6.91%
Total securities	776,921	5.48%	1,120,559	4.93%	878,681	5.29%	1,125,593	4.92%
Federal funds sold	7,253	4.76%	-	0.00%	3,646	4.72%	1,835	2.62%
Other earning assets	31,890	5.35%	54,844	3.89%	37,176	4.69%	48,458	3.95%
Total earning assets (3)	3,744,677	6.23%	4,148,647	5.71%	3,848,474	6.12%	4,145,581	5.66%
Other assets	396,758		402,949		396,938		405,061
Total Assets	$ 4,141,435		$ 4,551,596		$ 4,245,412		$ 4,550,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 350,860	1.10%	$ 330,273	0.41%	$ 335,741	0.90%	$ 330,375	0.41%
Money market accounts	389,506	2.16%	545,475	1.87%	407,347	2.12%	566,780	1.85%
Savings deposits	465,994	1.27%	455,916	0.64%	465,652	1.19%	446,954	0.58%
Certificates of deposit	1,400,929	3.82%	1,377,006	3.01%	1,405,270	3.71%	1,364,713	2.95%
Total interest bearing deposits	2,607,289	2.75%	2,708,670	2.07%	2,614,010	2.65%	2,708,822	2.02%
Federal Home Loan Bank borrowings	470,221	3.68%	695,179	3.36%	536,111	3.64%	707,395	3.35%
Other borrowings	139,798	4.40%	229,916	2.75%	177,235	4.30%	225,730	2.48%
Junior subordinated debt	87,638	6.41%	87,638	5.97%	87,638	6.34%	81,145	5.87%
Total interest bearing liabilities	3,304,946	3.05%	3,721,403	2.44%	3,414,994	2.99%	3,723,092	2.39%
Non-interest bearing
demand deposits	383,779		372,201		378,449		365,945
Other liabilities	35,601		34,492		35,584		34,335
Shareholders' Equity	417,109		423,500		416,385		427,270
Total Liabilities and
Shareholders’ Equity	$ 4,141,435		$ 4,551,596		$ 4,245,412		$ 4,550,642

Net interest spread		3.18%		3.27%		3.13%		3.27%
Taxable equivalent net interest margin (3)		3.54%		3.52%		3.47%		3.51%

(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2006, respectively and $1.1 and $2.0 for the same periods in 2005.

(2) (3)
Average yields on available-for-sale securities have been calculated based on amortized cost
The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared to June 30, 2005			Compared to June 30, 2005
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 15	$ 6	$ 21	$ (33)	$ 65	$ 32
Loans, net of unearned income	(647)	3,131	2,484	(1,103)	6,473	5,370
Taxable securities	(2,962)	680	(2,282)	(4,088)	841	(3,247)
Tax-exempt securities (2)	(999)	(138)	(1,137)	(1,211)	(508)	(1,719)
Federal funds sold	84	-	84	34	28	62
Other interest income	(268)	160	(108)	(242)	165	(77)
Total change in interest income (2)	(4,777)	3,839	(938)	(6,643)	7,064	421

Increase (decrease) in interest expense:
Interest bearing demand deposits	22	598	620	11	828	839
Money market accounts	(802)	348	(454)	(1,610)	689	(921)
Savings deposits	16	731	747	56	1,411	1,467
Certificates of deposit	182	2,824	3,006	608	5,254	5,862
Federal Home Loan Bank borrowings	(2,023)	514	(1,509)	(3,037)	943	(2,094)
Other borrowings	(764)	723	(41)	(695)	1,697	1,002
Junior subordinated debt owed to
unconsolidated subsidiary trusts	-	95	95	196	194	390
Total interest expense change	(3,369)	5,833	2,464	(4,471)	11,016	6,545

Net increase (decrease) in interest income (2)	$ (1,408)	$ (1,994)	$ (3,402)	$ (2,172)	$ (3,952)	$ (6,124)
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

PROVISION FOR LOAN LOSSES

        The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $2.3 million and $4.9 million for the second quarter and first half of 2006 as compared to $1.9 million and $3.8 million for the same periods of 2005. Increased provision expense was recorded in the first and second quarters of 2006 to provide for the probable loss on a single commercial loan participation that was placed on non-accrual in the first quarter. However, these additional provisions were partially offset by a lower provision allocated to consumer loan losses in the first six months of 2006 compared to the same period in 2005. The decrease in consumer loan provision expense is primarily due to a return to more normalized level of consumer charge-offs following an increase in losses associated with changes in bankruptcy laws in 2005. For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME
	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Trust fees	$ 3,537	$ 3,512	$ 25	0.7%	$ 7,595	$ 7,226	$ 369	5.1%
Service charges on deposits	4,179	2,723	1,456	53.5%	7,976	5,185	2,791	53.8%
Bank-owned life insurance	732	711	21	3.0%	1,461	1,394	67	4.8%
Net securities (losses) gains	92	1,068	(976)	(91.4%)	(7,850)	1,821	(9,671)	(531.1%)
Net gains on sales of loans	398	197	201	102.0%	441	329	112	34.0%
Other income	2,405	1,729	676	39.1%	7,134	3,516	3,618	102.9%
Gains on early extinguishment of debt	1,047	-	1,047	100.0%	1,047	-	1,047	100.0%
Total non-interest income	$ 12,390	$ 9,940	$ 2,450	24.6%	$ 17,804	$ 19,471	$ (1,667)	(8.6%)

        Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco. For the six months ended June 30, 2006, WesBanco’s non-interest income, excluding the $8.0 million in other-than-temporary impairment losses recognized in connection with the planned sale of securities and the $2.8 million gain on the sale of the Ritchie County banking offices, comprised 27.2% of total net revenues compared to 22.4% for the same period in 2005.

        The increase in service charges on deposits in the first quarter and first half of 2006 as compared to the corresponding periods of 2005 was primarily driven by the fees earned from a new overdraft program introduced in the fourth quarter of 2005, and new checking account customers’ usage of such product as well as ordinary insufficient funds and other deposit fee increases.

         In the first quarter of 2006, WesBanco recorded $8.0 million of other-than-temporary impairment losses in connection with the planned sale of approximately $197.8 million of available-for-sale securities that were in an unrealized loss position. Prior year’s securities sales resulted in net gains of $1.1 million and $1.8 million in the second quarter and first six months of 2005.

        Other income was significantly enhanced in the first quarter and first six months of 2006 by a $2.8 million gain on the sale of the four Ritchie County, West Virginia branch offices. Excluding this gain, other income increased by $0.5 million and $0.8 million in the second quarter and year-to-date periods of 2006. These increases resulted from growth in fee income from debit cards and other electronic banking activity, and from securities and insurance transactions.

        Gains on early extinguishment of debt of $1.0 million recorded in the second quarter of 2006 resulted from the FHLB of Cincinnati exercising call options on certain advances.

 NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Salaries and wages	$ 9,928	$ 10,422	$ (494)	(4.7%)	$ 19,832	$ 20,993	$ (1,161)	(5.5%)
Employee benefits	3,387	4,106	(719)	(17.5%)	6,899	7,431	(532)	(7.2%)
Net occupancy	1,866	1,751	115	6.6%	3,879	3,547	332	9.4%
Equipment	1,993	2,190	(197)	(9.0%)	4,023	4,394	(371)	(8.4%)
Marketing	1,837	1,026	811	79.0%	2,911	1,929	982	50.9%
Amortization of intangible assets	633	685	(52)	(7.6%)	1,266	1,348	(82)	(6.1%)
Restructuring and merger-related expenses	-	70	(70)	(100.0%)	540	563	(23)	(4.1%)
Other operating expenses	7,344	7,243	101	1.4%	14,450	14,417	33	0.2%
Total non-interest expense	$ 26,988	$ 27,493	$ (505)	(1.8%)	$ 53,800	$ 54,622	$ (822)	(1.5%)

        Salaries and wages and employee benefits costs decreased for the second quarter and first half of 2006 as compared to the same periods of 2005, due to the number of full-time equivalent (“FTE”) employees decreasing to 1,176 at June 30, 2006, compared to 1,311 at June 30, 2005. Post closing reductions from the Winton Financial acquisition began to substantially impact expenses in the second quarter of 2005. Also, FTEs decreased late in 2005 in connection with a restructuring plan announced in the third quarter, with additional reductions occurring in the first quarter of 2006 in connection with the restructuring of WesBanco’s mortgage business unit.

        Marketing expense increased in the 2006 periods when compared to 2005 due to programs initiated in the fourth quarter of 2005 and continuing in 2006 designed to increase lower cost demand deposits and grow deposit based activity fees.

        For 2006, restructuring and merger related expenses represent severance payments and lease termination costs incurred in the first quarter in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston offices. In the first quarter of 2005, these expenses represent costs incurred in connection with the Winton acquisition that was consummated on January 3, 2005.

INCOME TAXES

        The provision for income taxes for the first six months of 2006 decreased 32.9% compared to the first six months of 2005 primarily due to a decrease in pre-tax income, combined with a decrease in the effective tax rate to 19.6% in 2006 from 21.5% in 2005. The provision for the second quarter of 2006 decreased as compared to the second quarter of 2005 for similar reasons. The effective tax rate for the remainder of 2006 is expected to range from 19.5% to 20.0%.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)
	June 30,	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Securities available-for-sale (at fair value):
U.S. Treasury securities	$ 3,585	$ 11,397	(7,812)	(68.5%)
Other government agencies and corporations	157,411	248,111	(90,700)	(36.6%)
Mortgage-backed securities	176,673	295,822	(119,149)	(40.3%)
Obligations of states and political subdivisions	17,741	36,227	(18,486)	(51.0%)
Corporate securities	5,859	11,614	(5,755)	(49.6%)
Total securities available-for-sale	361,269	603,171	(241,902)	(40.1%)
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	358,676	389,393	$ (30,717)	(7.9%)
Total securities	$ 719,945	$ 992,564	$ (272,619)	(27.5%)
Available-for-sale securities:
Weighted average yield at the respective period end	4.30%	3.96%
As a % of total securities	50.2%	60.8%
Weighted average life (in years)	3.5	3.1
Held-to-maturity securities:
Weighted average yield at the respective period end	6.81%	6.53%
As a % of total securities	49.8%	39.2%
Weighted average life (in years)	5.5	4.8

(1) At June 30, 2006 and December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

        Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased from December 31, 2005 to June 30, 2006. The decrease is attributable to the planned sale of approximately $197.8 million of investment securities in connection with the balance sheet restructuring announced late in the first quarter and the use of proceeds from prepayments, maturities and calls to pay down short-term and FHLB borrowings as rates rose and spreads between securities and wholesale borrowings decreased in a relatively flat yield curve environment.

        At June 30, 2006, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.51% and 2.20%, respectively, compared to 0.59% and 1.74% at December 31, 2005, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the three and six months ended June 30, 2006 was $0.4 million and $0.9 million, respectively, compared to $0.9 million and $2.0 million for the corresponding periods in 2005. Total premium on the investment portfolio, subsequent to the restructuring of the balance sheet, relates primarily to obligations of states and political subdivisions and mortgage-backed securities and is subject to increased amortization in times of accelerated prepayments and decreased amortization as prepayments fall in a rising rate scenario. The discount accretion on the investment portfolio recorded into income for the three and six months ended June 30, 2006 was $0.7 million and $1.1 million compared to $0.5 million and $0.9 million for the same periods in 2005. The discount primarily relates to obligations of states and political subdivisions, which comprised 70.1% of the total discount at June 30, 2006.

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

TABLE 7. COMPOSITION OF LOANS

	June 30, 2006		December 31, 2005
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 397,277	13.6%	$ 417,161	14.2%
Commercial real estate	1,155,481	39.6%	1,118,342	38.0%
Residential real estate	913,670	31.3%	929,823	31.6%
Home equity	168,950	5.8%	175,651	6.0%
Consumer	274,922	9.4%	271,100	9.2%
Total portfolio loans	2,910,300	99.8%	2,912,077	99.0%
Loans held for sale	6,038	0.2%	28,803	1.0%
Total Loans	$ 2,916,338	100.0%	$ 2,940,880	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

        Total loans decreased 0.83% between December 31, 2005 and June 30, 2006. Commercial loans decreased primarily due to seasonal fluctuations in a single large line of credit, a $3.1 million charge off of a participation loan and planned reductions in floor plan loans of approximately $3.0 million. Commercial real estate loans increased due to strong growth in the first quarter that was somewhat offset by slower growth in the second quarter and unscheduled repayments. Residential real estate loans decreased due to a slow down in both home sales and refinance activity in the current rising rate environment. WesBanco also originated more loans for sale in the secondary market to meet consumer demand for fixed rate loans while avoiding the interest rate risk associated with retaining these loans in its portfolio. Consumer loans increased slightly as a result of targeted marketing efforts during the period and sales incentives. Home equity line of credit growth has been limited due to customer preferences for fixed rate, fixed-term consumer loans and competition. The Bank has also intentionally allowed indirect automobile loans to run off due to competition and reduced profitability but has more recently focused on growing its base of indirect recreational vehicle consumer loans.

        Loans sold during the period included $19.3 million of loans sold in connection with the sale of the Ritchie County banking offices, primarily residential real estate and consumer loans, and $6.0 million of underperforming commercial loans, which were included in loans held for sale at December 31, 2005.

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

TABLE 8. NON-PERFORMING ASSETS
	June 30,	December 31,
(unaudited, in thousands)	2006	2005
Non-accrual:
Commercial	$ 3,565	$ 2,099
Commercial real estate	9,081	6,229
Residential real estate	684	933
Home equity	16	17
Consumer	15	4
Loans held for sale	-	638
Total non-performing loans	13,361	9,920
Other real estate owned and repossessed assets	3,263	1,868
Total non-performing assets	$ 16,624	$ 11,788

        Non-performing assets, which are defined as non-accrual and renegotiated loans, and other real estate owned increased $4.8 million between December 31, 2005 and June 30, 2006. The increase in non-accrual loans is primarily attributable to a single commercial loan participation that was partially charged-off in June 2006 and further credit deterioration of four commercial real estate loans that were not attributable to any one property type. Other real estate owned and repossessed assets increased due to an increase in the number and frequency of foreclosures as a result of general economic conditions, which is consistent with regional trends.

        Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance. Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments. Other impaired loans totaled $2.5 million and $4.6 million at June 30, 2006 and December 31, 2005, respectively with the decrease resulting from payoffs of two previously impaired loans.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	June 30,	December 31,
(unaudited, in thousands)	2006	2005
Commercial and industrial	$ 1,226	$ 488
Commercial real estate	5,422	4,651
Residential real estate	2,150	3,707
Home equity	568	249
Consumer	418	833
Total portfolio loans past due 90 days or more	9,784	9,928
Loans held for sale	-	126
Total loans past due 90 days or more	$ 9,784	$ 10,054

        Loans past due 90 days or more and still accruing interest remained relatively stable from December 31, 2005 to June 30, 2006 due to increased collection efforts on all categories of loans.

ALLOWANCE FOR LOAN LOSSES

        Although the allowance for loan losses at June 30, 2006 was relatively unchanged from December 31, 2005, additional provisions were recorded in the first and second quarter of 2006 to provide for the probable loss on a single commercial loan participation, which subsequently resulted in recognition of a $3.1 million charge-off in June 2006. As a result, net charge-offs for the second quarter and six months of 2006 increased 121% and 85%, respectively, compared to the same periods in 2005. Net charge-offs for the same periods also increased as a result of a change in the accounting for losses on deposit overdrafts, which were previously charged directly to earnings. This increase was somewhat offset by lower net charge-offs on consumer loans.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the six Months Ended
	June 30,	June 30,
(dollars in thousands)	2006	2005
Beginning Balance - Allowance for loan losses	$ 30,957	$ 29,486
Allowance for loan losses of acquired bank	-	1,947
Provision for loan losses	4,903	3,762
Charge-offs:
Commercial	3,323	1,312
Commercial real estate	601	118
Residential real estate	188	169
Home equity	113	184
Consumer	1,802	2,228
Overdrafts	443	-
Total charge-offs	6,470	4,011

Recoveries:
Commercial	307	277
Commercial real estate	16	41
Residential real estate	33	121
Home equity	-	-
Consumer	790	725
Overdrafts	56	-
Total recoveries	1,202	1,164
Net loan charge-offs	5,268	2,847

Ending Balance - Allowance for loan losses	$ 30,592	$ 32,348

Ratio of net charge-offs to average loan type:
Commercial	1.46%	0.48%
Commercial real estate	0.10%	0.01%
Residential real estate	0.03%	0.01%
Home equity	0.13%	0.20%
Consumer	0.75%	1.17%
Total ratio of net charge-offs to average loans	0.36%	0.19%

Allowance for loan losses to total loans	1.05%	1.10%
Allowance for loan losses to total non-performing loans	2.29x	2.96x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.32x	1.75x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2006	Total	2005	Total
Commercial	$ 11,744	38.4%	$ 11,138	36.0%
Commercial real estate	12,472	40.8%	13,027	42.1%
Residential real estate	1,287	4.2%	1,227	4.0%
Home equity	524	1.7%	391	1.3%
Consumer	4,565	14.9%	5,174	16.6%
Total allowance for loan losses	$ 30,592	100.0%	$ 30,957	100.0%

Components of the allowance for loan losses: (1)
General reserves pursuant to SFAS No. 5	$ 29,316		$ 29,391
Specific reserves pursuant to SFAS No. 114	1,276		1,566
Total allowance for loan losses	$ 30,592		$ 30,957
(1) Specific reserves have been adjusted to reclassify amounts disclosed as part of that component in prior years to be consistent with their current period classification. These amounts represent allocations for pools of loans that were not individually tested for impairment, which are therefore more appropriately categorized as general reserves.

        While the allowance for commercial loans is relatively unchanged from December 31, 2005 to June 30, 2006, this component increased during the first quarter to provide for the probable loss on a commercial loan participation but returned to its prior level with the charge-off of that loan in the second quarter 2006. The allowance for commercial real estate loans decreased despite continued growth and an increase in under-performing loans in this category as the sale of certain under-performing loans in the fourth quarter of 2005 and payoffs of previously impaired loans in 2006 contributed to improving the risk profile of the remainder of the commercial real estate portfolio. The allowance for consumer loans reflects a reduction in loss estimation factors following changes in bankruptcy laws that inflated consumer charge-offs in 2005.

        Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio at June 30, 2006. In the event that management’s estimation of probable losses does not materialize, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 12. DEPOSITS

	June 30,	December 31,
(unaudited, in thousands)	2006	2005	$ Change	% Change
Non-interest bearing demand	$ 386,811	$ 392,116	$ (5,305)	(1.4%)
Interest bearing demand	340,184	325,582	14,602	4.5%
Money market	376,825	444,071	(67,246)	(15.1%)
Savings deposits	465,649	462,601	3,048	0.7%
Certificates of deposit	1,399,695	1,403,954	(4,259)	(0.3%)
Total deposits	$ 2,969,164	$ 3,028,324	$ (59,160)	(2.0%)

        Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 81 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits decreased by $59.2 million or 2.0% between December 31, 2005 and June 30, 2006 as a result of the Ritchie County branch sale totaling $37.3 million in deposits in the first quarter and decreases in money market deposits, and to a lesser degree, brokered certificates of deposit maturities that were not replaced.

        WesBanco has minimized the effect of rising interest rates by focusing on growth in non-interest bearing deposits, and although they declined by 1.4% from December 31, 2005 due primarily to seasonal factors, new marketing programs have resulted in the opening of over 26,000 new accounts over the last three quarters. These transaction-based accounts are typically viewed as a lower-cost funding source and provide ancillary activity fee income. Non-interest bearing deposits represent 13.0% of total deposits as of June 30, 2006.

        Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest based on a market index and a tiered structure based on the customer’s outstanding balance. These accounts decreased as customers moved their funds into a new tiered premium savings product and various certificates of deposit matured. WesBanco may adjust its money market deposit account rates paid from time to time on some or all tiers in order to respond to market factors.

        Certificates of deposit totaling approximately $950.0 million are scheduled to mature within the next year. If the current rising rate environment continues, WesBanco may continue increasing its rates on certificates of deposit in order to remain competitive. WesBanco will continue to focus on deposit growth and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs. Customer preferences in the current interest rate environment have been primarily focused on short-term certificates of deposit.

BORROWINGS

TABLE 13. BORROWINGS

	June 30,	December 31,
(in thousands)	2006	2005	$ Change	% Change
Federal Home Loan Bank borrowings	$ 412,756	$ 612,693	$ (199,937)	(32.6%)
Other short-term borrowings	164,786	244,301	(79,515)	(32.5%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638	-	-
Total borrowings	$ 665,180	$ 944,632	$ (279,452)	(29.6%)

        Borrowings are a significant source of funding for WesBanco; however, in the current flat yield curve environment, borrowings are often more expensive then other available funding sources. As part of WesBanco’s restructuring of the balance sheet, many of the maturities and calls of borrowings, primarily in the second quarter, were not replaced. This was the principal reason for the decrease in borrowings of $279.5 million in the first six months of 2006. Funds utilized for these paydowns included the proceeds from the sale of securities.

        Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at June 30, 2006 were $164.8 million compared to $244.3 million at December 31, 2005. The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $35.0 million. It had an outstanding balance of $11.0 million at June 30, 2006. The line contained a number of financial covenants. WesBanco was in compliance with all such covenants at period end. The line of credit was replaced in July 2006 with a line obtained from another bank.

The new line is also a revolving line of credit and a senior obligation of the parent company that provides for maximum borrowings of up to $35.0 million. WesBanco utilized $11.0 million of the new line to payoff the outstanding balance of the maturing line. The new line of credit accrues interest at the one month LIBOR plus 90 basis points, matures in July 2008 and contains fewer financial covenants.

CAPITAL RESOURCES

        Shareholders' equity was $416.7 million at June 30, 2006 compared to $415.2 million at December 31, 2005. Total equity was increased for current quarter earnings of $16.8 and a $1.4 million change in other comprehensive income, which was offset by the payment of dividends of $11.5 million and the repurchase of shares totaling $1.4 million. During the first half of 2006, WesBanco repurchased 138,161 shares of its common stock under a one million share repurchase plan approved by the Board of Directors in March 2005 and 59,455 shares under a one million share repurchase plan approved by the Board of Directors in January 2006, leaving 940,545 shares to be repurchased under the second authorization.

        WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2006, WesBanco could receive without prior regulatory approval a dividend of up to $12.6 million from the Bank.

        The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank, which have generally increased as a percentage of total assets over the last six months due to the decrease in total assets:

	Minimum	Well	June 30, 2006		December 31, 2005
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 361,764	9.06%	$ 360,260	8.46%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	361,764	12.33%	360,260	11.94%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	392,486	13.37%	391,337	12.97%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	363,422	9.12%	361,177	8.51%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	363,422	12.45%	361,177	12.00%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	394,143	13.50%	392,251	13.03%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

LIQUIDITY RISK

        Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco’s ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by WesBanco’s Asset/Liability Management Committee (“ALCO”), and is subject to a written policy, financial monitoring ratios and a separate contingency plan in the case of a funding shortfall.

        WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. Federal funds sold and investment securities generating cash flows within three months are classified as secondary reserve assets. These secondary reserve assets, combined with the cash flows from the loan portfolio and short-term borrowings from the Federal Home Loan Bank, and other sources, adequately meet the liquidity requirements of WesBanco.

            Securities are the principal source of liquidity in total assets. Securities totaled $719.9 million at June 30, 2006, of which $361.3 million were classified as available-for-sale. At June 30, 2006, WesBanco had approximately $122.8 million in securities scheduled to mature within one year compared to $18.4 million for the same period in 2005. Although additional cash flows may be anticipated from approximately $86.9 million in callable bonds, which have call dates within the next year, at current interest rate levels, it is not anticipated these bonds will be called. At June 30, 2006, WesBanco had $91.4 million of cash and cash equivalents, a portion of which may also serve as additional sources of liquidity.

        Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at June 30, 2006. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $950.0 million at June 30, 2006. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source, which had a remaining maximum borrowing capacity of $837.8 million as of June 30, 2006. At June 30, 2006, WesBanco had unpledged securities with a book value of $391.0 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Most of the securities in the available-for-sale category are pledged to various municipalities for deposits and for customer repurchase agreements. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits and/or selling either a limited portion of investment securities categorized as available-for-sale or certain loans, in order to maintain adequate levels of liquidity.

        The principal sources of the Parent Company’s liquidity are dividends from the Bank, as well as a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the Parent Company. As of June 30, 2006, WesBanco could receive without prior regulatory approval a dividend of up to $12.6 million from the Bank. Additional liquidity is provided by available lines of credit with an independent commercial bank and the Bank totaling $38.5 million, with total outstanding balances of $14.0 million as of June 30, 2006.

        At June 30, 2006, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $549.1 million compared to $529.9 million at the December 31, 2005. On a historical basis, only a small portion of these commitments have resulted in an outflow of funds, as the amounts primarily represent unused lines of credit which have historical usage rates. There are $45.0 million in total commitments representing new loan commitments yet to be funded as of June 30, 2006.

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

        Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a 12-month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2006 and December 31, 2005 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2006	December 31, 2005	Guidelines
+200	(1.90%)	(3.80%)	+/- 10.0%
+100	(0.75%)	(1.42%)	N/A
-100	0.46%	(0.37%)	N/A
-200	(0.99%)	(2.85%)	+/- 10.0%

        With the federal funds rate at 5.25% at June 30, 2006 (versus 3.25% at June 30, 2005 and 4.25% at December 31, 2005) and interest rates directionally increasing, management believes that a decline of 200 basis points in rates is unlikely over the near term. The earnings simulation model projects that net interest income for the next twelve month period would decrease slightly if interest rates were to rise immediately by 100 basis points, and decrease slightly if rates declined by 200 basis points. Net interest income would increase slightly if interest rates were to decline by 100 and 200 basis points, respectively. The decrease in liability sensitivity in a rising rate environment between December 31, 2005 and June 30, 2006 is a result of changes in balance sheet composition and a continued reduction in the size of the balance sheet. These changes also favorably impacted WesBanco’s sensitivity to falling interest rates. As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease1.07% over the next twelve months, approximately the same as at December 31, 2005.

        WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies at June 30, 2006 emphasized reducing liability sensitivity in anticipation of continued rising interest rates. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the possible reduction of certain FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed rate basis. At June 30, 2006, the notional value of the interest rate swap agreements was $72.70 million, compared to $77.4 million at December 31, 2005. Related market losses of $28 thousand, net of tax, at June 30, 2006 compared to a market loss of $0.4 million, net of tax, at December 31, 2005, are recorded in other comprehensive income. These swaps are intended to protect net interest income from a continued rise in money market deposit rates. In July 2006, interest rate swap agreements with an aggregate notional value of $43.3 were terminated at a loss of $47 thousand, which will be amortized into income over the remaining term of the swaps as long as the previously hedged deposit liabilities are not re-indexed or terminated.

        Other strategies that have been evaluated by ALCO include managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, decreasing the size of the securities portfolio and improving overall yield as a result of the aforementioned portfolio restructuring, emphasizing lower cost transaction-based accounts, growing intermediate maturity certificate of deposit products and using investment security proceeds from maturities, calls and prepayments to fund loans and pay down borrowings.

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

        CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 1, 2002, WesBanco consummated its acquisition of American Bancorporation through a series of corporate mergers. At the time of the consummation of this transaction, American Bancorporation was a defendant in a suit styled Martin, et al. v. The American Bancorporation Retirement Plan, et al., under Civil Action No. 5:2000-CV-168, pending in the United States District Court for the Northern District of West Virginia. WesBanco became the principal defendant in this suit by reason of the merger. This case involves a class action suit against American Bancorporation by certain beneficiaries of the American Bancorporation Defined Benefit Retirement Plan (the “Plan”) seeking to challenge benefit calculations and methodologies used by the Plan Administrator in determining benefits under the Plan which was frozen by American Bancorporation, as to benefit accruals, in 1992. The Plan had been the subject of a prior action in a case styled American Bancorporation Retirement Plan, et al. v. McKain, Civil Action No. 5:93-CV-110, which was also litigated in the United States District Court for the Northern District of West Virginia. The McKain case resulted in an Order entered by the District Court on September 22, 1995, which directed American Bancorporation to follow a specific method for determining retirement benefits under the Plan. American Bancorporation asserted that it calculated the benefits in accordance with the requirements of the 1995 Order. The purported class of plaintiffs has asserted that they are not bound by the 1995 Order since they were not parties to that proceeding and are seeking a separate benefit determination.

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

        The parties subsequently filed renewed Motions for Summary Judgment on the issues of the benefit calculation and plaintiffs’ claims under § 204(h) of ERISA in the District Court. The Magistrate Judge assigned to the case issued a report and recommendation dated January 18, 2006, to the Court denying both parties’ Motions for Summary Judgment on the benefit calculation issues but recommending to the Court a key finding of fact on a material issue in the case. The key finding recommended would have sustained WesBanco’s position that a timely summary plan description was distributed to plan participants addressing a benefit calculation consistent with the methodology used by the Plan Administrator. The Court subsequently denied both parties’ motions and declined to make the finding of fact recommended by the Magistrate. The Court has not yet addressed the § 204(h) notice issue.

        A recent mediation was held in the case which has resulted in a tentative settlement of both the benefit claim and the 204(h) notice issue. The settlement will require approval of the Court and the class members involved in the case, as well as confirmation of the benefit calculations agreed to in the settlement. It is anticipated that the approval process will take several months to complete.

        On August 1, 2002, WesBanco was named in a lawsuit filed by a former loan customer of WesBanco’s banking subsidiary over a failed purchase of an ambulance service enterprise operated by a local hospital. WesBanco’s banking subsidiary was subsequently substituted as the named defendant in the case now styled Matesic v. WesBanco Bank, Inc, et al., Civil Action No. 02-C-293(M), pending in the Circuit Court of Ohio County, West Virginia. The suit alleges numerous counts and claims against multiple defendants over the purchase and subsequent failure of the ambulance service. Wesbanco Bank, Inc. (the “Bank”) made a loan to the plaintiff’s company which became delinquent, and the Bank recovered a portion of the loan through liquidation of pledged collateral. Allegations of fraudulent conduct and tortuous interference are alleged against the Bank. A second suit involving essentially the same issues was filed by another party involved in the ambulance service, and this case is styled Ellis v. OVMC, et al., Civil Action NO. 03-C-578(G). This case has been consolidated with the Matesic case. Through discovery, the plaintiffs were unable to develop any substantiation for the allegations of the complaints and they agreed to dismiss the Bank as a party defendant in the consolidated case. The Bank has now been dismissed from the case.

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

        The following table presents the monthly shares repurchase activity during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2006				1,098,961
April 1, 2006 to April 30, 2006	-	-	-	1,098,961
May 1, 2006 to May 31, 2006	51,441	$ 30.07	51,441	1,047,520
June 1, 2006 to June 30, 2006	106,975	29.30	106,975	940,545
Total	158,416	$ 29.92	158,416	940,545

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Refer to the information previously disclosed under Item 4 of Part II of the Form 10-Q filed by WesBanco on May 8, 2006 for the quarter ended March 31, 2006.

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

WESBANCO, INC.

Date: August 3, 2006	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: August 3, 2006	/s/ Robert H, Young
Robert H. Young
Executive Vice President and Chief Financial Officer