Form 10-Q
period 2006-09-30
WESBANCO INC
filed 2006-11-08
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 21,538,185 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2006 and 2005 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3	Quantitative and Qualitative Disclosures About Market Risk	29

4	Controls and Procedures	30

	PART II – OTHER INFORMATION
1	Legal Proceedings	31

2	Unregistered Sales of Equity Securities and Use of Proceeds	32

6	Exhibits	32

	Signatures	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(in thousands, except per share amounts)	2006	2005
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $1,744 and $2,432, respectively	$ 100,401	$ 110,608
Securities:
Available-for-sale, at fair value	368,265	603,171
Held-to-maturity (fair values of $355,565 and $397,101, respectively)	347,945	389,393
Total securities	716,210	992,564
Loans held for sale	4,135	28,803
Portfolio loans:
Commercial	393,520	417,161
Commercial real estate	1,169,718	1,118,342
Residential real estate	908,171	929,823
Home equity	164,203	175,651
Consumer	279,394	271,100
Total portfolio loans, net of unearned income	2,915,006	2,912,077
Allowance for loan losses	(31,669)	(30,957)
Net portfolio loans	2,883,337	2,881,120
Premises and equipment, net	66,010	64,707
Accrued interest receivable	19,742	20,426
Goodwill and other intangible assets, net	145,764	147,658
Bank-owned life insurance	81,789	79,573
Other assets	78,699	96,656
Total Assets	$ 4,096,087	$ 4,422,115

LIABILITIES
Deposits:
Non-interest bearing demand	$ 388,642	$ 392,116
Interest bearing demand	344,986	325,582
Money market	354,659	444,071
Savings deposits	452,382	462,601
Certificates of deposit	1,479,113	1,403,954
Total deposits	3,019,782	3,028,324
Federal Home Loan Bank borrowings	371,910	612,693
Other short-term borrowings	160,538	244,301
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638
Total borrowings	620,086	944,632
Accrued interest payable	9,460	8,932
Other liabilities	27,502	24,997
Total Liabilities	3,676,830	4,006,885

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 21,551,703 shares in 2006 and 21,955,359 shares in 2005	49,200	49,200
Capital surplus	123,227	122,345
Retained earnings	311,510	300,452
Treasury stock (2,064,156 and 1,660,500 shares, respectively, at cost)	(59,929)	(47,769)
Accumulated other comprehensive loss	(3,530)	(7,875)
Deferred benefits for directors and employees	(1,221)	(1,123)
Total Shareholders' Equity	419,257	415,230
Total Liabilities and Shareholders' Equity	$ 4,096,087	$ 4,422,115

 See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except per share amounts)	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 48,454	$ 44,901	$ 141,210	$ 132,288
Interest and dividends on securities:
Taxable	4,262	6,355	14,628	20,218
Tax-exempt	3,894	4,540	12,255	13,735
Total interest and dividends on securities	8,156	10,895	26,883	33,953
Federal funds sold	-	13	86	37
Other interest income	332	422	1,204	1,371
Total interest and dividend income	56,942	56,231	169,383	167,649
INTEREST EXPENSE
Interest bearing demand deposits	1,031	488	2,554	1,156
Money market deposits	2,013	2,451	6,301	7,660
Savings deposits	1,572	984	4,328	2,273
Certificates of deposit	14,353	11,164	40,193	31,142
Total interest expense on deposits	18,969	15,087	53,376	42,231
Federal Home Loan Bank borrowings	3,945	5,629	13,617	17,394
Other short-term borrowings	1,895	1,593	5,656	4,368
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,424	1,334	4,178	3,699
Total interest expense	26,233	23,643	76,827	67,692
NET INTEREST INCOME	30,709	32,588	92,556	99,957
Provision for loan losses	2,268	2,141	7,171	5,903
Net interest income after provision for loan losses	28,441	30,447	85,385	94,054
NON-INTEREST INCOME
Trust fees	3,711	3,541	11,306	10,767
Service charges on deposits	4,437	2,834	12,413	8,019
Bank-owned life insurance	756	736	2,217	2,130
Net securities gains (losses)	17	141	(7,833)	1,962
Net gains on sales of loans	449	498	890	832
Other income	2,304	2,090	10,485	5,601
Total non-interest income	11,674	9,840	29,478	29,311
NON-INTEREST EXPENSE
Salaries and wages	10,142	10,726	29,974	31,719
Employee benefits	3,387	3,694	10,286	11,125
Net occupancy	1,688	1,844	5,567	5,391
Equipment	1,961	2,018	5,984	6,412
Marketing	943	671	3,853	2,600
Amortization of intangible assets	628	665	1,894	2,013
Restructuring and merger-related expenses	-	967	540	1,530
Other operating expenses	7,180	7,078	21,631	21,495
Total non-interest expense	25,929	27,663	79,729	82,285
Income before provision for income taxes	14,186	12,624	35,134	41,080
Provision for income taxes	2,632	2,754	6,735	8,872
NET INCOME	$ 11,554	$ 9,870	$ 28,399	$ 32,208
EARNINGS PER SHARE
Basic	$ 0.53	$ 0.44	$ 1.30	$ 1.42
Diluted	$ 0.53	$ 0.44	$ 1.30	$ 1.42
AVERAGE SHARES OUTSTANDING
Basic	21,700,328	22,260,541	21,843,203	22,610,703
Diluted	21,746,255	22,320,674	21,896,265	22,664,922
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.265	$ 0.26	$ 0.795	$ 0.78

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2006 and 2005
						Accumulated	Deferred
						Other	Benefits for
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
January 1, 2005	20,837,469	$ 44,415	$ 61,451	$ 281,013	$ (12,711)	$ (2,415)	$ (1,572)	$ 370,181
Net income				32,208				32,208
Change in accumulated
other comprehensive income						(4,363)		(4,363)
Comprehensive income								27,845
Common dividends
declared ($0.78 per share)				(17,593)				(17,593)
Treasury shares purchased	(1,149,191)				(32,967)			(32,967)
Treasury shares sold	171,307		(1,458)		4,218			2,760
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Excess tax benefit from employee benefit plans			744					744
Deferred benefits for directors – net							(119)	(119)
September 30, 2005	22,156,096	$ 49,200	$ 121,276	$ 295,628	$ (41,460)	$ (6,778)	$ (1,691)	$ 416,175

January 1, 2006	21,955,359	$ 49,200	$ 122,345	$ 300,452	$ (47,769)	$ (7,875)	$ (1,123)	$ 415,230
Net income				28,399				28,399
Change in accumulated
other comprehensive income						4,345		4,345
Comprehensive income								32,744
Common dividends
declared ($0.795 per share)				(17,341)				(17,341)
Treasury shares purchased	(429,263)				(12,800)			(12,800)
Treasury shares sold	25,607		(76)		640			564
Excess tax benefit from employee benefit plans			710					710
Recognition of stock compensation			150					150
Deferred benefits for directors – net			98				(98)	-
September 30, 2006	21,551,703	$ 49,200	$ 123,227	$ 311,510	$ (59,929)	$ (3,530)	$ (1,221)	$ 419,257

There was no activity in Preferred Stock during the nine months ended September 30, 2006 and 2005.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September 30,
(Unaudited, in thousands)	2006	2005
OPERATING ACTIVITIES:
Net income	$ 28,399	$ 32,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,132	4,694
Net accretion	(866)	(212)
Provision for loan losses	7,171	5,903
Net securities losses (gains)	7,833	(1,962)
Net gains on sales of loans	(890)	(832)
Excess tax benefits from stock-based compensation arrangements	(710)	(744)
Deferred income taxes	(3,236)	2,235
Increase in cash surrender value of bank-owned life insurance	(2,216)	197
Loans originated for sale	(54,300)	(71,948)
Proceeds from the sale of loans originated for sale	53,038	70,288
Change in: other assets and accrued interest receivable	19,052	(644)
Change in: other liabilities and accrued interest payable	3,667	(11,892)
Other – net	(2,911)	990
Net cash provided by operating activities	58,163	28,281
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	197,786	125,128
Proceeds from maturities, prepayments and calls	201,228	195,318
Purchases of securities	(165,438)	(175,126)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	43,638	16,073
Purchases of securities	(1,353)	(24,249)
Acquisition, net of cash paid	-	(37,817)
Sale of branches, net of cash	(14,378)	-
Sale of loans	-	66,791
Net increase in loans	(1,778)	(39,173)
Purchases of premises and equipment – net	(2,847)	(5,589)
Net cash provided by investing activities	256,858	121,356
FINANCING ACTIVITIES:
Increase (decrease) in deposits	26,353	(45,002)
Decrease in Federal Home Loan Bank borrowings	(238,947)	(96,577)
Decrease in other short-term borrowings	(24,764)	(2,748)
(Decrease) increase in federal funds purchased	(59,000)	9,900
Proceeds from the issuance of junior subordinated debt owed to
unconsolidated subsidiary trusts	-	15,464
Excess tax benefits from stock-based compensation arrangements	710	744
Dividends paid	(17,344)	(17,008)
Treasury shares purchased – net	(12,236)	(30,207)
Net cash used in financing activities	(325,228)	(165,434)
Net decrease in cash and cash equivalents	(10,207)	(15,797)
Cash and cash equivalents at beginning of the period	110,608	97,057
Cash and cash equivalents at end of the period	$ 100,401	$ 81,260
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 77,355	$ 65,710
Income taxes paid	7,850	6,425
Transfers of loans to other real estate owned	3,200	931
Summary of business acquisition:
Fair value of tangible assets acquired	$ -	$ 547,643
Fair value of core deposit intangible acquired	-	2,905
Fair value of liabilities assumed	-	(505,196)
Stock issued for the purchase of acquired company's common stock	-	(65,323)
Cash paid in the acquisition	-	(43,787)
Goodwill recognized	$ -	$ (63,758)

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

Effective January 1, 2006, WesBanco adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair value of the awards as of their grant date. SFAS No. 123(R) supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” WesBanco adopted SFAS No. 123(R) using the modified prospective method which requires that compensation cost related to unvested stock awards outstanding at December 31, 2005 be recognized over the remaining service periods of those awards based on their unamortized grant date fair value with no adjustment to prior period financial statements. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123(R) and compensation cost is recognized on a straight line basis, net of estimated forfeitures, over the requisite service period of each award.

Prior to the adoption of this standard, WesBanco accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method under which compensation expense was generally not recognized if the option exercise price was equal to or exceeded the fair market value of the stock on the grant date of the option and there were no performance features attached to the grants. WesBanco also provided the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” as if the fair value method defined by SFAS No. 123(R) had been applied to its stock-based compensation.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If after evaluating all available evidence and the realizable value of an investment, its impairment is determined to be other-than-temporary, an impairment loss would be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF No. 03-1. The additional guidance was effective beginning January 1, 2006 and was considered concurrent with WesBanco’s strategic decision to reposition its balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument under certain specified circumstances, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. This statement is effective as of the beginning of the first annual reporting period that begins after September 15, 2006 and is not expected to have a significant impact on WesBanco’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the first fiscal year beginning after September 15, 2006, although earlier adoption was permitted, and is not expected to have a significant impact on WesBanco’s financial position or results of operations, as WesBanco intends to retain the amortized cost method as its method of accounting for servicing-related assets.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the application of SFAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is more likely than not (likelihood of occurrence is greater than 50 percent), based on its technical merits, the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. WesBanco is currently assessing the potential impact of this interpretation on its financial position and results of operations.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines, and provides guidance as to the measurement of, fair value. This statement creates a hierarchy of measurement and indicates that, when possible, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 applies when assets or liabilities in the financial statements are to be measured at fair value, but does not require additional use of fair value beyond the requirements in other accounting principles. The statement is effective for fiscal years beginning after November 15, 2007. WesBanco is currently assessing the potential impact of this statement on its financial position and results of operations.

Also in September, 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires the recognition of an asset for a defined benefit plan’s overfunded status or a liability for a plan’s underfunded status. The initial adjustment and subsequent changes in the funding status are recognized in other comprehensive income. Measurement of the funding status will be as of the end of the employer’s fiscal year. The principal provisions of this statement are effective for fiscal years ending after December 15, 2006. While WesBanco continues to assess the potential impact of this statement on its financial position and results of operations, if the statement had been adopted as of January 1, 2006, a net liability of approximately $3.9 million would have been recorded in the statement of financial position, representing the underfunded status of the plan, with a tax adjusted charge recorded as part of other comprehensive income in shareholder’s equity of $7.7 million.

NOTE 2. EARNINGS PER SHARE
Earnings per share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands, except shares and per share amounts)	2006	2005	2006	2005
Numerator for both basic and diluted earnings per share:
Net Income	$ 11,554	$ 9,870	$ 28,399	$ 32,208

Denominator:
Total average basic common shares outstanding	21,700,328	22,260,541	21,843,203	22,610,703
Effect of dilutive stock options	45,927	60,133	53,062	54,219
Total diluted average common shares outstanding	21,746,255	22,320,674	21,896,265	22,664,922

Earnings per share - basic	$ 0.53	$ 0.44	$ 1.30	$ 1.42
Earnings per share - diluted	$ 0.53	$ 0.44	$ 1.30	$ 1.42

NOTE 3. SECURITIES
The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30,	December 31,
(Unaudited, in thousands)	2006	2005
Securities available-for-sale (at fair value):
U.S. Treasury securities	$ -	$ 11,397
Other government agencies and corporations	173,544	248,111
Mortgage-backed securities	171,180	295,822
Obligations of states and political subdivisions	17,613	36,227
Corporate securities	5,928	11,614
Total securities available-for-sale	368,265	603,171
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	347,945	389,393
Total securities	$ 716,210	$ 992,564

At September 30, 2006 and December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with par values aggregating $336.5 million and $443.5 million and aggregate carrying values of $337.6 and $445.7 at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available-for-sale securities were zero and $197.8 million for the three and nine months ended September 30, 2006, respectively, compared to $10.2 million and $125.1 million for the same periods in 2005.

For the nine months ended September 30, 2006, realized gains on available-for-sale securities were $0.2 million and, excluding the other-than-temporary impairment losses of $8.0 million recognized in the first quarter, realized losses on available-for-sale securities were zero. Realized gains and losses for the same period in 2005 were $2.0 million and $28 thousand, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2006 and December 31, 2005:

	September 30, 2006
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 121,429	$ (1,780)	20	$ 121,429	$ (1,780)	20
Mortgage-backed securities	2,079	(23)	5	168,185	(5,653)	68	170,264	(5,676)	73
Obligations of states and political subdivisions	720	(4)	4	63,595	(949)	149	64,315	(953)	153
Total temporarily impaired securities	$ 2,799	$ (27)	9	$ 353,209	$ (8,382)	237	$ 356,008	$ (8,409)	246

	December 31, 2005
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury securities	$ 7,824	$ (3)	2	$ -	$ -	-	$ 7,824	$ (3)	2
Other government agencies and corporations	95,306	(992)	18	152,805	(3,334)	34	248,111	(4,326)	52
Mortgage-backed securities	58,792	(1,138)	33	235,818	(8,285)	80	294,610	(9,423)	113
Obligations of states and political subdivisions	64,158	(699)	132	38,158	(1,050)	87	102,316	(1,749)	219
Corporate securities	-	-	-	6,006	(134)	3	6,006	(134)	3
Total temporarily impaired securities	$ 226,080	$ (2,832)	185	$ 432,787	$ (12,803)	204	$ 658,867	$ (15,635)	389

Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $5.6 million market loss as of September 30, 2006 compared to a $12.3 million market loss as of December 31, 2005. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio and are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale as well as the portion of new investments allocated to this category versus the held-to-maturity portfolio. If these securities are held to recovery or their respective maturity dates, no fair value gain or loss will be realized.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in interest rates. WesBanco also has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time it will receive full value for the securities. Accordingly, WesBanco believes the unrealized losses in its available-for-sale securities portfolio at September 30, 2006 are temporary and no additional other-than-temporary impairment losses beyond those recognized in the first quarter have been recognized in the Consolidated Statements of Income.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.7 million at September 30, 2006 and December 31, 2005.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Nine Months Ended
	September 30,
(Unaudited, in thousands)	2006	2005
Balance, at beginning of period	$ 30,957	$ 29,486
Allowance for loan losses of acquired bank	-	1,947
Provision for loan losses	7,171	5,903
Charge-offs	(8,792)	(6,572)
Recoveries	2,333	1,733
Balance, at end of period	$ 31,669	$ 32,497

	September 30,	December 31,
(Unaudited, in thousands)	2006	2005
Non-accrual loans	$ 10,356	$ 9,920
Other impaired loans	4,215	4,565
Total impaired loans	$ 14,571	$ 14,485

	September 30,	December 31,
(Unaudited, in thousands)	2006	2005
Balance of impaired loans with no allocated allowance for loan losses	$ 6,987	$ 7,793
Balance of impaired loans with an allocated allowance for loan losses	7,584	6,692
Total impaired loans	$ 14,571	$ 14,485

Allowance for loan losses allocated to impaired loans	$ 1,160	$ 1,566

At September 30, 2006 and December 31, 2005, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At September 30, 2006 and December 31, 2005 WesBanco had FHLB borrowings of $371.9 million and $612.7 million, respectively, with a weighted-average interest rate of 3.76% and 3.52%, respectively. Included in FHLB borrowings at September 30, 2006 are $113.8 million in FHLB of Cincinnati advances obtained in connection with certain business combinations. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $25.1 million at September 30, 2006 and $41.9 million at December 31, 2005 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2006 and December 31, 2005 was $866.0 million and $778.4 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $371.9 million outstanding at September 30, 2006, $167.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB. Approximately $63.2 million of such advances are from the FHLB of Cincinnati. Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is not a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2006 based on their contractual maturity dates and effective interest rates:

	Scheduled	Weighted
Year (unaudited, in thousands)	Maturity	Average Rate
2006	$ 13,997	3.90%
2007	156,811	3.30%
2008	44,127	3.32%
2009	83,106	4.20%
2010	49,683	4.79%
2011 and thereafter	24,186	4.27%
Total	$ 371,910	3.76%

NOTE 6. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	September 30,	December 31,
(Unaudited, in thousands)	2006	2005
Federal funds purchased	$ 15,000	$ 74,000
Securities sold under agreements to repurchase	129,394	153,536
Treasury tax and loan notes and other	3,107	4,265
Revolving line of credit	13,037	12,500
Total	$ 160,538	$ 244,301

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2006	2005	2006	2005
Service cost – benefits earned during year	$ 584	$ 539	$ 1,754	$ 1,617
Interest cost on projected benefit obligation	684	664	2,052	1,992
Expected return on plan assets	(928)	(830)	(2,786)	(2,490)
Amortization of prior service cost	(35)	(36)	(107)	(108)
Amortization of net loss	260	230	779	690
Net periodic pension cost	$ 565	$ 567	$ 1,692	$ 1,701

There is no minimum contribution due for 2006, however as a result of the passage of the Pension Protection Act of 2006, WesBanco is evaluating its past practice of contributing the maximum tax deductible contribution.

NOTE 8. COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2006	2005	2006	2005
Net Income	$ 11,554	$ 9,870	$ 28,399	$ 32,208
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	5,030	(5,528)	(1,188)	(6,649)
Related income tax (expense) benefit (1)	(1,987)	2,183	469	2,626
Net securities (gains) losses reclassified into earnings	(17)	(142)	7,833	(1,896)
Related income tax expense (benefit) (1)	7	56	(3,094)	749
Net effect on other comprehensive income for the period	3,033	(3,431)	4,020	(5,170)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	(62)	650	548	1,485
Related income tax (expense) benefit (1)	25	(257)	(217)	(587)
Net derivative (gains) losses reclassified into earnings	(3)	(22)	(10)	(79)
Related income tax expense (benefit) (1)	1	9	4	31
Net effect on other comprehensive income for the period	(39)	380	325	850

Minimum pension liability
Net change in minimum pension liability	-	-	-	(71)
Related income tax expense (benefit) (1)	-	-	-	28
Net effect on other comprehensive income for the period	-	-	-	(43)
Total change in other comprehensive income (loss)	2,994	(3,051)	4,345	(4,363)
Comprehensive income	$ 14,548	$ 6,819	$ 32,744	$ 27,845
(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

        The activity in accumulated other comprehensive income for the nine months ended September 30, 2006 and 2005 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Minimum	Gains (Losses)	Instruments Used in
	Pension	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Liability	Available-for-Sale	Relationships	Total
Balance at January 1, 2005	$ -	$ (987)	$ (1,428)	$ (2,415)
Period change, net of tax	(43)	(5,170)	850	(4,363)
Balance at September 30, 2005	$ (43)	$ (6,157)	$ (578)	$ (6,778)

Balance at January 1, 2006	$ -	$ (7,463)	$ (412)	$ (7,875)
Period change, net of tax	-	4,020	325	4,345
Balance at September 30, 2006	$ -	$ (3,443)	$ (87)	$ (3,530)

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments are recorded in other liabilities and were zero as of each of the periods ended September 30, 2006 and December 31, 2005.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded at its estimated fair value of $0.2 million as of September 30, 2006 and $0.1 as of December 31, 2005 and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

	September 30,	December 31,
(Unaudited, in thousands)	2006	2005
Commitments to extend credit	$ 545,687	$ 529,869
Standby letters of credit	45,760	41,711

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. STOCK-BASED COMPENSATION

WesBanco sponsors a Key Executive Incentive Bonus and Option Plan (the Plan) that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or the granting of non-qualified stock options, depending upon the component of the plan in which the award is earned. Under the terms of the Plan, 0.3 million shares remain available for issuance. Stock options are granted by, and at the discretion of the Compensation Committee of the Board of Directors and may be either time or performance based. The maximum term of all options granted under the Stock Option component of the Plan is ten years from the original grant date.

Effective January 1, 2006, WesBanco adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Prior to the adoption of this standard, WesBanco accounted for stock-based compensation in accordance with APB No. 25. As a result of adopting SFAS No. 123(R) WesBanco’s income before income taxes and net income for the nine months ended September 30, 2006, are $0.2 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share were not impacted.

The following table presents stock option activity for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(Unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Term	Value
Outstanding at January 1, 2006	442,052	$ 24.25
Granted	89,500	29.86
Exercised	(25,607)	22.03
Expired	-	-
Forfeited	(10,751)	22.29
Outstanding at September 30, 2006	495,194	$ 25.42	6.79	$ 1,881
Vested and exercisable at September 30, 2006	329,695	$ 23.36	5.60	$ 1,932

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

	For the Nine Months Ended
	September 30,
(unaudited)	2006	2005
Weighted-average life	6 Years	6 Years
Risk-free interest rates	5.04%	3.80%
Dividend yield	3.60%	3.65%
Volatility factors	27.01%	29.33%
Fair value of the grants	$ 6.99	$ 6.63

The weighted-average life assumption is an estimate of the length of time that an employee might hold an option before option exercise, option expiration or employment termination. The weighted-average life assumption was developed using historical experience and is meant to approximate the shortcut method prescribed by Staff Accounting Bulletin No. 107.

WesBanco used the historical volatility of its common stock price over the weighted average life prior to each issuance as the volatility factor assumption.

The following table presents net income and basic and diluted earnings per share as reported, and as if all outstanding awards were accounted for at fair value in 2005:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
(Unaudited, in thousands, except per share amounts)	2005	2005
Net income as reported	$ 9,870	$ 32,208
Stock based compensation expense included in reported net income - net of tax	(10)	-
Stock based compensation expense under fair value method - net of tax	78	-
Pro forma net income	$ 9,938	$ 32,208

Earnings per share as reported - basic	$ 0.44	$ 1.42
Earnings per share as reported - diluted	$ 0.44	$ 1.42

Pro forma earnings per share - basic	$ 0.44	$ 1.42
Pro forma earnings per share - diluted	$ 0.44	$ 1.42

In the second quarter of 2006 and 2005, WesBanco issued 89,500 and 116,500 options, respectively, which vest based upon WesBanco achieving certain earnings per share (“EPS”) targets. Stock compensation expense recognized during the nine months ended September 30, 2006 and 2005 totaled $0.2 million and $0 respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0.2 million and $2.2 million, respectively. The cash received and related tax benefit realized from stock options exercised during the nine months ended September 30, 2006 and 2005 was $0.6 million and $0.1 million and $2.8 million and $0.8 million, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans. At September 30, 2006, $0.1 million of compensation cost related to unvested options has not yet been charged to earnings. That cost is expected to be recognized over the remaining three months of 2006.

NOTE 11. BUSINESS SEGMENTS

        WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.9 billion and $2.6 billion at September 30, 2006 and 2005, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets. Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months ended September 30, 2006:
Interest income	$ 56,942	$ -	$ 56,942
Interest expense	26,233	-	26,233
Net interest income	30,709	-	30,709
Provision for loan losses	2,268	-	2,268
Net interest income after provision for loan losses	28,441	-	28,441
Non-interest income	7,963	3,711	11,674
Non-interest expense	23,840	2,089	25,929
Income before provision for income taxes	12,564	1,622	14,186
Provision for income taxes	1,983	649	2,632
Net income	$ 10,581	$ 973	$ 11,554

For the Three Months ended September 30, 2005:
Interest income	$ 56,231	$ -	$ 56,231
Interest expense	23,643	-	23,643
Net interest income	32,588	-	32,588
Provision for loan losses	2,141	-	2,141
Net interest income after provision for loan losses	30,447	-	30,447
Non-interest income	6,300	3,540	9,840
Non-interest expense	25,655	2,008	27,663
Income before provision for income taxes	11,092	1,532	12,624
Provision for income taxes	2,141	613	2,754
Net income	$ 8,951	$ 919	$ 9,870

For the Nine Months ended September 30, 2006:
Interest income	$ 169,383	$ -	$ 169,383
Interest expense	76,827	-	76,827
Net interest income	92,556	-	92,556
Provision for loan losses	7,171	-	7,171
Net interest income after provision for loan losses	85,385	-	85,385
Non-interest income	18,172	11,306	29,478
Non-interest expense	73,046	6,683	79,729
Income before provision for income taxes	30,511	4,623	35,134
Provision for income taxes	4,886	1,849	6,735
Net income	$ 25,625	$ 2,774	$ 28,399

For the Nine Months ended September 30, 2005:
Interest income	$ 167,649	$ -	$ 167,649
Interest expense	67,692	-	67,692
Net interest income	99,957	-	99,957
Provision for loan losses	5,903	-	5,903
Net interest income after provision for loan losses	94,054	-	94,054
Non-interest income	18,544	10,767	29,311
Non-interest expense	75,838	6,447	82,285
Income before provision for income taxes	36,760	4,320	41,080
Provision for income taxes	7,144	1,728	8,872
Net income	$ 29,616	$ 2,592	$ 32,208

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Balance Sheet Data
Balances at September 30, 2006
Goodwill and other intangible assets, net	$ 145,764	$ -	$ 145,764
Mortgage servicing rights	1,698	-	1,698
Net deferred tax assets	10,947	-	10,947
Total assets	$ 4,089,924	$ 6,163	$ 4,096,087

Balances at September 30, 2005
Goodwill and other intangible assets, net	$ 147,751	$ -	$ 147,751
Mortgage servicing rights	2,009	-	2,009
Net deferred tax assets	11,476	-	11,476
Total assets	$ 4,419,579	$ 2,856	$ 4,422,435

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2005, as well as the Form 10-Q for the prior quarter ended June 30, 2006 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under the section “Risk Factors.” Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2006 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating through 78 banking offices, one loan production office and 108 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income for the quarter ended September 30, 2006 increased 17.1% to $11.6 million or $0.53 per diluted share compared to $9.9 million or $0.44 per diluted share for the third quarter of 2005. WesBanco’s earnings for the nine months ended September 30, 2006 were $28.4 million or $1.30 per diluted share compared to $32.2 million or $1.42 per diluted share in 2005.

The third quarter results reflected an improved net interest margin as a result of the balance sheet restructuring that was completed in the second quarter. The margin increased to 3.56% from 3.46% in the third quarter of 2005, continuing the improvement that began in the second quarter. The restructuring was part of the Bank’s continuing efforts, in response to increasing interest rates and a relatively flat yield curve, to utilize assets with lower yields, through sale and maturities, to reduce exposure to higher rate interest bearing liabilities, primarily wholesale and other borrowings, and money market deposits.

Increases in fee income through focused marketing programs and the benefits of cost reduction programs, initiated over the last twelve months, provided improvements in non-interest income and in non-interest expense throughout the first nine months of 2006. In the third quarter, this additional income and reduced expenses more than offset reductions in net interest income.

The first quarter and first nine months of 2006 included a pre-tax charge of $8.0 million related to the sale of $197.8 million in available-for-sale securities that were in a loss position, which was partially offset by a pre-tax gain of $2.8 million resulting from the sale of four Ritchie County, West Virginia branch offices. Core operating earnings for the first nine months of 2006 (See “Non-GAAP measures”), which excludes the above-noted items and various restructuring and merger related expenses, were $32.0 million or $1.46 per diluted share as compared to $33.1 million, also $1.46 per diluted share for the first nine months of 2005. These core operating earnings included a $1.0 million gain on early extinguishment of debt, recorded in the second quarter, relating to the call of certain advances by the Federal Home Loan Bank, and decreased primarily due to lower net interest income. Core operating earnings for the third quarter were $11.6 million or $0.53 per diluted share as compared to $10.5 million or $0.47 per diluted share for the same prior year period.

Return on average assets and equity improved in the third quarter, also as a result of the balance sheet restructuring and improvement in non-interest items. Annualized return on average assets was 1.13% and 0.91% for the three and nine months ended September 30, 2006 compared to 0.88% and 0.95% for the corresponding periods in 2005. Return on average equity was 10.97% and 9.11% for the third quarter and first nine months of 2006 compared to 9.35% and 10.14% for the corresponding periods in 2005.

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
NON-GAAP RECONCILIATION
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$ 11,554	$ 9,870	$ 28,399	$ 32,208
Add: restructuring and merger-related expenses, net of tax (1)	-	580	324	918
Add: other-than-temporary impairment losses, net of tax (1)	-	-	4,829	-
Subtract: gain on sale of branches, net of tax (1)	-	-	(1,571)	-
Core operating earnings	$ 11,554	$ 10,450	$ 31,981	$ 33,126

Net income per common share (3)	$ 0.53	$ 0.44	$ 1.30	$ 1.42
Effects of restructuring and merger-related expenses, net of tax (1) (4)	-	0.03	0.01	0.04
Effects of other-than-temporary impairment losses, net of tax (1)	-	-	0.22	-
Effects of gain on sale of branches, net of tax (1)	-	-	(0.07)	-
Core operating earnings per common share (3)	$ 0.53	$ 0.47	$ 1.46	$ 1.46

Return on average assets	1.13%	0.88%	0.91%	0.95%
Effects of restructuring and merger-related expenses, net of tax (1)	-	0.05%	0.01%	0.03%
Effects of other-than-temporary impairment losses, net of tax (1)	-	-	0.12%	-
Effects of gain on sale of branches, net of tax (1)	-	-	(0.04%)	-
Core return on average assets	1.13%	0.93%	1.00%	0.98%

Return on average equity	10.97%	9.35%	9.11%	10.14%
Effects of restructuring and merger-related expenses, net of tax (1)	-	0.54%	0.08%	0.32%
Effects of other-than-temporary impairment losses, net of tax (1)	-	-	1.16%	-
Effects of gain on sale of branches, net of tax (1)	-	-	(0.38%)	-
Core return on average equity	10.97%	9.89%	9.97%	10.46%

Efficiency ratio (2)	58.30%	61.54%	61.98%	60.11%
Effects of restructuring and merger-related expenses	-	(2.15%)	(0.44%)	(1.12%)
Effects of other-than-temporary impairment losses	-	-	(3.82%)	-
Effects of gain on sale of branches	-	-	1.35%	-
Core efficiency ratio	58.30%	59.39%	59.07%	58.99%
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
(4) Year to date 2006 was previously reported as $0.02. Change due to rounding.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2006	2005	2006	2005
Net interest income	$ 30,709	$ 32,588	$ 92,556	$ 99,957
Taxable equivalent adjustments to net interest income	2,097	2,523	6,599	7,626
Net interest income, fully taxable equivalent	$ 32,806	$ 35,111	$ 99,155	$ 107,583
Net interest margin	3.33%	3.21%	3.27%	3.25%
Taxable equivalent adjustment	0.23%	0.25%	0.23%	0.24%
Net interest margin, fully taxable equivalent	3.56%	3.46%	3.50%	3.49%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income for the third quarter and nine month periods of 2006 decreased compared to the same periods of 2005. The 5.8% decrease in net interest income in the third quarter was due to a 9.4% decrease in average earning assets, partially offset by an increase in the net interest margin to 3.56% in the 2006 third quarter from 3.46% in the same 2005 quarter. The decrease in net interest income in the first nine months of 2006 was also due to reduced levels of earning assets partially offset by improvement in the net interest margin. This improvement in the net interest margin is due to WesBanco’s balance sheet restructuring completed in the second quarter and continuing efforts to invest in earning assets with higher returns while reducing exposure to higher rate interest bearing liabilities. Margin expansion has been achieved in an environment that includes a relatively flat yield curve, short-term interest rates that were rising through the end of the second quarter and stronger competition for loans and deposits.

Interest income increased by 1.3% in the third quarter and by 1.0% for the nine months ended September 30, 2006 as compared to the same periods in 2005. The increases in interest income were due to increases in average yield on earning assets of 62 basis points in the third quarter and 51 basis points in the nine month period of 2006, partially offset by declines in average assets in the same periods. The increases in average rate were primarily due to increases in the rate for loans and, to a lesser degree, to the sale of lower yielding investment securities. The reductions in average earning assets were primarily due to reductions in investments in securities. WesBanco is using cash flow from sales and maturities of securities to reduce higher cost interest bearing liabilities to improve the net interest margin. The sale of $197.8 million of taxable securities completed in the second quarter was part of WesBanco’s restructuring of the balance sheet.

Average loan balances have been relatively flat in 2006 compared to 2005 due to a number of factors. Some potential loan customers have preferred to lock in longer-term fixed-rate offerings from other market participants, as WesBanco typically does not offer longer term, fixed rate commercial loans and does not originate 30 year fixed rate residential mortgages for its balance sheet. Also somewhat limiting growth has been WesBanco’s desire to reduce interest rate sensitivity and credit risk by selling $67.8 million in 30 year fixed rate residential mortgages in mid-2005, $6.7 million in certain underperforming loans in early 2006, and other risk reduction strategies for certain floor plans and watch list loans. In addition, a total of $19.3 million in loans were sold in connection with the Ritchie County branch sale. A greater portion of residential mortgage production is being sold into the secondary market (37.6% for the first nine months of 2006 versus 30.4% for the same period in 2005) to limit sensitivity to rising rates in the portfolio. In addition, WesBanco focuses loan production efforts on opportunities that offer more profitable rates, consistent with the overall balance sheet strategy. Finally, contributing to overall slower loan growth has been lower overall market demand, particularly in commercial and residential construction lending and refinancing of mortgages on existing property.

Interest expense increased for the three and nine months ended September 30, 2006 compared to the same periods of 2005 due to increases in the average rate paid on interest bearing liabilities, partially offset by reductions in the average balances. As shown in Table 2, the average rate paid on interest bearing liabilities for the third quarter and year-to-date periods of 2006 increased by 62 basis points and 61 basis points, respectively. The increase in rates paid on interest bearing liabilities was primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a rising rate environment and the continued shift by customers away from lower cost deposit products to higher cost certificates of deposit and premium savings accounts. In addition, wholesale borrowing rates increased as a result of continued federal funds rate increases through the end of the second quarter. These increases have impacted other borrowings, which are primarily short-term in nature, and to a lesser extent, FHLB borrowings as they matured and repriced. Rates paid on interest-bearing liabilities rose faster than earning asset rates due to a liability sensitive balance sheet. Average interest bearing liabilities decreased by 10.6% and 9.0% in the three and nine month periods ending September 30, 2006 due to WesBanco’s balance sheet restructuring, general efforts to reduce higher rate liabilities and decreases in money market deposits. Funds applied from the balance sheet restructuring and normal cash flows from maturing securities reduced FHLB borrowings and other short term borrowings by $325 million from December 31, 2005 to September 30, 2006, with commensurate decreases in the related average balances. Targeted marketing programs and management of WesBanco’s response to increases in product payment rates in the marketplace have provided increases in average balances for interest bearing and non-interest bearing demand deposits, savings and certificates of deposits of $62.5 million in the first nine months of 2006 as compared to the first nine months of 2005, partially offsetting the decreases in borrowings and money market accounts. Although rates paid on interest bearing deposits and borrowings rose at a faster pace than rates earned on earning assets, the net interest spread in the third quarter was unchanged at 3.19% and the net interest margin increased as a result of average non-interest bearing liabilities being a greater percentage of the total average balance sheet for the quarter as compared to the prior year. This improvement in the balance sheet was due to the restructuring, and marketing programs which increased average non-interest bearing demand deposits.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 2,198	1.99%	$ 2,413	1.91%	$ 2,249	2.02%	$ 4,577	1.64%
Loans, net (1)	2,908,500	6.61%	2,931,165	6.08%	2,920,565	6.46%	2,952,946	5.99%
Securities: (2)
Taxable	371,065	4.61%	641,628	3.95%	451,712	4.33%	684,657	3.94%
Tax-exempt (3)	357,080	6.71%	420,027	6.65%	376,239	6.68%	419,390	6.72%
Total securities	728,145	5.63%	1,061,655	5.03%	827,951	5.39%	1,104,047	4.99%
Federal funds sold	-	0.00%	1,522	3.42%	2,418	4.74%	1,729	2.85%
Other earning assets	26,219	5.02%	46,875	3.60%	33,483	4.79%	47,925	3.81%
Total earning assets (3)	3,665,062	6.40%	4,043,630	5.78%	3,786,666	6.21%	4,111,224	5.70%
Other assets	402,458		401,464		398,796		403,849
Total Assets	$ 4,067,520		$ 4,445,094		$ 4,185,462		$ 4,515,073

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 341,695	1.20%	$ 328,441	0.59%	$ 338,345	1.00%	$ 329,723	0.47%
Money market accounts	363,256	2.20%	499,088	1.95%	392,488	2.15%	543,968	1.88%
Savings deposits	459,463	1.36%	470,014	0.83%	463,567	1.25%	454,725	0.67%
Certificates of deposit	1,416,605	4.02%	1,390,833	3.18%	1,409,089	3.81%	1,373,515	3.03%
Total interest bearing deposits	2,581,019	2.92%	2,688,376	2.23%	2,603,489	2.74%	2,701,931	2.09%
Federal Home Loan Bank borrowings	411,833	3.80%	648,272	3.44%	494,230	3.68%	687,471	3.38%
Other borrowings	157,122	4.78%	197,049	3.21%	169,860	4.45%	216,065	2.70%
Junior subordinated debt	87,638	6.45%	87,638	6.04%	87,638	6.37%	83,333	5.93%
Total interest bearing liabilities	3,237,612	3.21%	3,621,335	2.59%	3,355,217	3.06%	3,688,800	2.45%
Non-interest bearing demand deposits	374,798		371,412		377,219		367,787
Other liabilities	37,283		33,339		36,155		34,000
Shareholders' Equity	417,827		419,008		416,871		424,486
Total Liabilities and
Shareholders’ Equity	$ 4,067,520		$ 4,445,094		$ 4,185,462		$ 4,515,073

Net interest spread		3.19%		3.19%		3.15%		3.25%
Taxable equivalent net interest margin (3)		3.56%		3.46%		3.50%		3.49%

(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $0.9 million and $1.8 million for the three and nine months ended September 30, 2006, respectively and $1.0 million and $2.8 million for the same periods in 2005.

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

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)
	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared to September 30, 2005			Compared to September 30, 2005
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 14	$ 7	$ 21	$ 4	$ 28	$ 32
Loans, net of unearned income	(350)	3,903	3,553	(1,464)	10,386	8,922
Taxable securities	(3,034)	920	(2,114)	(7,437)	1,815	(5,622)
Tax-exempt securities (2)	(1,057)	63	(994)	(2,157)	(120)	(2,277)
Federal funds sold	(13)	-	(13)	18	31	49
Other interest income	(223)	133	(90)	(470)	303	(167)
Total change in interest income (2)	(4,663)	5,026	363	(11,506)	12,443	937

Increase (decrease) in interest expense:
Interest bearing demand deposits	20	523	543	32	1,366	1,398
Money market accounts	(724)	286	(438)	(2,337)	978	(1,359)
Savings deposits	(23)	611	588	45	2,010	2,055
Certificates of deposit	209	2,980	3,189	824	8,227	9,051
Federal Home Loan Bank borrowings	(2,223)	539	(1,684)	(5,229)	1,452	(3,777)
Other borrowings	(369)	671	302	(1,084)	2,372	1,288
Junior subordinated debt owed to
unconsolidated subsidiary trusts	-	90	90	196	283	479
Total interest expense change	(3,110)	5,700	2,590	(7,553)	16,688	9,135

Net increase (decrease) in interest income (2)	$ (1,553)	$ (674)	$ (2,227)	$ (3,953)	$ (4,245)	$ (8,198)
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

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $2.3 million and $7.2 million for the third quarter and first nine months of 2006 as compared to $2.1 million and $5.9 million for the same periods of 2005. Increased provision expense was primarily due to higher net losses and general economic conditions that increase the risk of the loan portfolio. A higher than anticipated provision expense was recorded in the first and second quarters of 2006 to provide for the probable loss on a single commercial loan participation that was placed on non-accrual in the first quarter. However, the additional provision for this loan was partially offset by a lower provision for consumer loan losses in the first nine months of 2006 compared to the same period in 2005. The decrease in consumer loan provision expense is primarily due to a return to more normalized levels of consumer charge-offs following an increase in losses associated with changes in bankruptcy laws in 2005. The provision also increased as a result of increased losses on deposit overdrafts. For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Trust fees	$ 3,711	$ 3,541	$ 170	4.8%	$ 11,306	$ 10,767	$ 539	5.0%
Service charges on deposits	4,437	2,834	1,603	56.6%	12,413	8,019	4,394	54.8%
Bank-owned life insurance	756	736	20	2.7%	2,217	2,130	87	4.1%
Net securities gains (losses)	17	141	(124)	(87.9%)	(7,833)	1,962	(9,795)	(499.2%)
Net gains on sales of loans	449	498	(49)	(9.8%)	890	832	58	7.0%
Other income	2,287	2,090	197	9.4%	9,421	5,601	3,820	68.2%
Gains on early extinguishment of debt	17	-	17	100.0%	1,064	-	1,064	100.0%
Total non-interest income	$ 11,674	$ 9,840	$ 1,834	18.6%	$ 29,478	$ 29,311	$ 167	0.6%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco. For the nine months ended September 30, 2006, WesBanco’s non-interest income, excluding the $8.0 million in other-than-temporary impairment losses recognized in connection with the planned sale of securities and the $2.8 million gain on the sale of the Ritchie County banking offices, increased 18.5% compared to the same period in 2005, and comprised 27.3% of total net revenues compared to 22.7% for the 2005 period.

The increase in service charges on deposits in the third quarter and first nine months of 2006 as compared to the corresponding periods of 2005 was primarily caused by the fees earned from a new overdraft program introduced in the fourth quarter of 2005, and new checking account customers’ usage of such product as well as ordinary insufficient funds and other deposit fee increases.

         In the first quarter of 2006, WesBanco recorded $8.0 million of other-than-temporary impairment losses in connection with the planned sale of approximately $197.8 million of available-for-sale securities that were in an unrealized loss position. Prior year’s securities sales resulted in net gains of $2.0 million in the first nine months of 2005.

Other income was significantly enhanced in the first quarter and first nine months of 2006 by a $2.8 million gain on the sale of the four Ritchie County, West Virginia branch offices. Excluding this gain, other income increased by $0.2 million and $1.0 million in the third quarter and year-to-date periods of 2006. These increases resulted from growth in fee income from debit cards and other electronic banking activity, and from securities and insurance transactions by non-banking subsidiaries.

Gains on early extinguishment of debt of $1.1 million recorded predominately in the second quarter of 2006 resulted from the FHLB of Cincinnati exercising call options on certain advances.

 NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Salaries and wages	$ 10,142	$ 10,726	$ (584)	(5.4%)	$ 29,974	$ 31,719	$ (1,745)	(5.5%)
Employee benefits	3,387	3,694	(307)	(8.3%)	10,286	11,125	(839)	(7.5%)
Net occupancy	1,688	1,844	(156)	(8.5%)	5,567	5,391	176	3.3%
Equipment	1,961	2,018	(57)	(2.8%)	5,984	6,412	(428)	(6.7%)
Marketing	943	671	272	40.5%	3,853	2,600	1,253	48.2%
Amortization of intangible assets	628	665	(37)	(5.6%)	1,894	2,013	(119)	(5.9%)
Restructuring and merger-related expenses	-	967	(967)	(100.0%)	540	1,530	(990)	(64.7%)
Other operating expenses	7,180	7,078	102	1.4%	21,631	21,495	136	0.6%
Total non-interest expense	$ 25,929	$ 27,663	$(1,734)	(6.3%)	$ 79,729	$ 82,285	$ (2,556)	(3.1%)

Salaries and wages and employee benefits costs decreased for the third quarter and first nine months of 2006 as compared to the same periods of 2005, due to the number of full-time equivalent (“FTE”) employees decreasing to 1,191 at September 30, 2006, compared to 1,254 at September 30, 2005. Post closing reductions from the Winton Financial acquisition began to substantially impact expenses in the second quarter of 2005. Also, FTEs decreased late in 2005 in connection with a restructuring plan announced in the third quarter, with additional reductions occurring in the first quarter of 2006 in connection with the restructuring of WesBanco’s mortgage business unit.

Marketing expense increased in the 2006 periods when compared to 2005 due to programs initiated in the fourth quarter of 2005 and continuing in 2006 designed to increase lower cost demand deposits and grow deposit based activity fees.

For 2006, restructuring and merger related expenses represent severance payments and lease termination costs incurred in the first quarter in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston processing centers. In the first nine months of 2005, such expenses represent costs incurred in connection with the Winton acquisition that was consummated on January 3, 2005 and recorded in the first quarter, and, in the third quarter, additional restructuring costs were recorded relating to certain back office operations.

INCOME TAXES

The provision for income taxes for the first nine months of 2006 decreased 24.1% compared to the first nine months of 2005 primarily due to a decrease in pre-tax income, combined with a decrease in the effective tax rate to 19.2% in 2006 from 21.6% in 2005. The provision for the third quarter of 2006 decreased as compared to the third quarter of 2005 for similar reasons, along with the settlement of certain prior years’ tax returns. The effective tax rate for the year is expected to range from 19.4% to 20.0%, depending upon the taxable income earned during the year.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)
	September 30,	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Securities available-for-sale (at fair value):
U.S. Treasury securities	$ -	$ 11,397	(11,397)	(100.0%)
Other government agencies and corporations	173,544	248,111	(74,567)	(30.1%)
Mortgage-backed securities	171,180	295,822	(124,642)	(42.1%)
Obligations of states and political subdivisions	17,613	36,227	(18,614)	(51.4%)
Corporate securities	5,928	11,614	(5,686)	(49.0%)
Total securities available-for-sale	368,265	603,171	(234,906)	(38.9%)
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	347,945	389,393	$ (41,448)	(10.6%)
Total securities	$ 716,210	$ 992,564	$ (276,354)	(27.8%)
Available-for-sale securities:
Weighted average yield at the respective period end	4.46%	3.96%
As a % of total securities	51.4%	60.8%
Weighted average life (in years)	3.2	3.1
Held-to-maturity securities:
Weighted average yield at the respective period end	6.81%	6.53%
As a % of total securities	48.6%	39.2%
Weighted average life (in years)	4.1	4.8

(1) At September 30, 2006 and December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased from December 31, 2005 to September 30, 2006. The decrease is attributable to the planned sale of approximately $197.8 million of investment securities in connection with the balance sheet restructuring completed in the second quarter and the use of the proceeds from this sale and from prepayments, maturities and calls to pay down short-term and FHLB borrowings as rates rose and spreads between securities and wholesale borrowings decreased in a relatively flat yield curve environment.

At September 30, 2006, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.47% and 2.18%, respectively, compared to 0.59% and 1.74% at December 31, 2005, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for the three and nine months ended September 30, 2006 was $0.3 million and $1.2 million, respectively, compared to $0.8 million and $2.7 million for the corresponding periods in 2005. Total premium on the investment portfolio, subsequent to the restructuring of the balance sheet, relates primarily to obligations of states and political subdivisions and mortgage-backed securities. Premium on mortgage-backed securities is subject to increased amortization in times of accelerated prepayments and decreased amortization as prepayments fall in a rising rate scenario. The discount accretion on the investment portfolio recorded into income for the three and nine months ended September 30, 2006 was $0.8 million and $1.9 million compared to $0.5 million and $1.4 million for the same periods in 2005. The discount primarily relates to obligations of states and political subdivisions, which comprised 63.3% of the total discount at September 30, 2006.

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

WesBanco’s loan portfolio consists of the five major categories set forth in Table 7. WesBanco makes loans for business and consumer purposes. Business purpose loans consist of construction, commercial and commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered.

TABLE 7. COMPOSITION OF LOANS

	September 30, 2006		December 31, 2005
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 393,520	13.5%	$ 417,161	14.2%
Commercial real estate	1,169,718	40.1%	1,118,342	38.0%
Residential real estate	908,171	31.1%	929,823	31.6%
Home equity	164,203	5.6%	175,651	6.0%
Consumer	279,394	9.6%	271,100	9.2%
Total portfolio loans	2,915,006	99.9%	2,912,077	99.0%
Loans held for sale	4,135	0.1%	28,803	1.0%
Total Loans	$ 2,919,141	100.0%	$ 2,940,880	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 0.74% between December 31, 2005 and September 30, 2006. Commercial loans decreased primarily due to seasonal fluctuations in a single large line of credit, planned reductions in floor plan loans of approximately $3.0 million, a $5.0 million participation loan of which a net $2.5 million was charged down and the remaining balance liquidated, and a general slowdown in loan demand. Commercial real estate loans have increased each quarter of 2006, primarily from market areas with more opportunities for growth and expansion. Residential real estate loans decreased due to a slow down in both home sales and refinance activity in the current higher interest rate environment, and maturities of fixed interest rate mortgages. WesBanco also sold more loans in the secondary market to meet consumer demand for fixed rate loans while avoiding the interest rate risk associated with retaining these loans in its portfolio. Home equity lines of credit have declined due to customers refinancing adjustable rate home equity lines into fixed rate residential mortgages. Consumer loans increased slightly as a result of growth in indirect recreational vehicle loans, targeted marketing efforts during the period, and a focus on growing direct consumer loans in all markets. The Bank has also allowed indirect automobile loans to run off due to their reduced and marginal profitability. The Bank continues to evaluate and realign personnel in all lending segments to capitalize on market opportunities.

Loans sold during the period included $19.3 million in connection with the sale of the Ritchie County banking offices, comprised primarily of residential real estate and consumer loans, and $6.0 million of underperforming commercial real estate loans, all of which were included in loans held for sale at December 31, 2005.

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

Loans are categorized as renegotiated when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the principal amount of the loan; as well as an extension of the maturity date or the amortization schedule. Loans may be removed from renegotiated status after they have performed according to the renegotiated terms for a period of time. WesBanco has no loans categorized as renegotiated.

Other real estate and repossessed assets consist primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property. This category may also include bank premises held for sale and residential real estate of relocated employees, which did not arise as a result of lending activities.

TABLE 8. NON-PERFORMING ASSETS

	September 30,	December 31,
(unaudited, in thousands)	2006	2005
Non-accrual:
Commercial	$ 1,872	$ 2,099
Commercial real estate	7,816	6,229
Residential real estate	645	933
Home equity	-	17
Consumer	23	4
Loans held for sale	-	638
Total non-performing loans	10,356	9,920
Other real estate owned and repossessed assets	4,109	1,868
Total non-performing assets	$ 14,465	$ 11,788

Non-performing loans, which are defined as non-accrual and renegotiated loans, increased $0.4 million between December 31, 2005 and September 30, 2006. The increase in non-accrual loans is primarily attributable to credit deterioration of four unrelated commercial real estate loans that is not attributable to any one property type. Other real estate owned and repossessed assets increased due to an increase in the number and frequency of foreclosures as a result of general economic conditions, which is consistent with regional trends.

Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance. Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments. Other impaired loans totaled $4.2 million and $4.6 million at September 30, 2006 and December 31, 2005, respectively.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	September 30,	December 31,
(unaudited, in thousands)	2006	2005
Commercial and industrial	$ 1,775	$ 488
Commercial real estate	6,929	4,651
Residential real estate	1,825	3,707
Home equity	638	249
Consumer	427	833
Total portfolio loans past due 90 days or more	11,594	9,928
Loans held for sale	-	126
Total loans past due 90 days or more	$ 11,594	$ 10,054

Loans past due 90 days or more and still accruing interest increased from December 31, 2005 to September 30, 2006 as general economic conditions have impacted commercial and industrial and commercial real estate loans. The residential real estate category decreased primarily due to increased collection efforts and foreclosures.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 2006 increased $0.7 million from December 31, 2005 due primarily to increases in the allowance for commercial real estate loans and deposit overdraft losses, which were partially offset by a decrease in the allowance for consumer loans. The increase in the allowance for commercial real estate loans is driven by the increased level of non-performing and 90 day past due loans, discussed above, combined with general economic conditions that have increased the risk profile of the portfolio. The decrease in the allowance for consumer loans reflects lower loss estimation factors following changes in bankruptcy laws that inflated consumer charge-offs in 2005.

Net loan charge-offs in the nine months ended September 30, 2006 increased $1.6 million or 33.5% from the same period in 2005 primarily due to a $3.1 million charge-down in June of a single commercial loan participation for which additional provisions were recorded in the first and second quarters. The remaining balance of this loan was paid in full from the liquidation of collateral in the third quarter, which also resulted in a recovery of $0.5 million. The allowance for loan losses and the related provision reflects net charge-offs on deposit overdrafts of $0.7 million for the nine months ended September 30, 2006. For the corresponding period of 2005 these net charges were immaterial and charged directly to earnings in other expense. The increases in net commercial loan charge-offs were somewhat offset by lower charge-offs and continued higher recoveries on consumer loans.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended
	September 30,	September 30,
(dollars in thousands)	2006	2005
Beginning Balance - Allowance for loan losses	$ 30,957	$ 29,486
Allowance for loan losses of acquired bank	-	1,947
Provision for loan losses	7,171	5,903
Charge-offs:
Commercial	3,671	1,970
Commercial real estate	1,042	210
Residential real estate	264	302
Home equity	128	184
Consumer	2,915	3,906
Overdrafts	772	-
Total charge-offs	8,792	6,572

Recoveries:
Commercial	989	381
Commercial real estate	53	87
Residential real estate	39	146
Home equity	-	-
Consumer	1,138	1,119
Overdrafts	114	-
Total recoveries	2,333	1,733
Net loan charge-offs	6,459	4,839

Ending Balance - Allowance for loan losses	$ 31,669	$ 32,497

Ratio of net charge-offs to average loan type:
Commercial	0.87%	0.48%
Commercial real estate	0.11%	0.02%
Residential real estate	0.03%	0.02%
Home equity	0.10%	0.14%
Consumer	0.87%	1.42%
Total ratio of net charge-offs to average loans	0.30%	0.22%

Allowance for loan losses to total loans	1.08%	1.11%
Allowance for loan losses to total non-performing loans	3.06x	3.31x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.44x	1.78x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	September 30,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2006	Total	2005	Total
Commercial	$ 11,419	36.1%	$ 11,138	36.0%
Commercial real estate	13,873	43.8%	13,027	42.1%
Residential real estate	1,365	4.3%	1,227	4.0%
Home equity	444	1.4%	391	1.3%
Consumer	4,568	14.4%	5,174	16.6%
Total allowance for loan losses	$ 31,669	100.0%	$ 30,957	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 30,509		$ 29,391
Specific reserves pursuant to SFAS No. 114	1,160		1,566
Total allowance for loan losses	$ 31,669		$ 30,957

Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio at September 30, 2006. In the event that management’s estimation of probable losses does not materialize, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 12. DEPOSITS

	September 30,	December 31,
(unaudited, in thousands)	2006	2005	$ Change	% Change
Non-interest bearing demand	$ 388,642	$ 392,116	$ (3,474)	(0.9%)
Interest bearing demand	344,986	325,582	19,404	6.0%
Money market	354,659	444,071	(89,412)	(20.1%)
Savings deposits	452,382	462,601	(10,219)	(2.2%)
Certificates of deposit	1,479,113	1,403,954	75,159	5.4%
Total deposits	$ 3,019,782	$ 3,028,324	$ (8,542)	(0.3%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 78 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits decreased by $8.5 million or 0.3% between December 31, 2005 and September 30, 2006 as a result of the Ritchie County branch sale totaling $37.3 million in deposits in the first quarter and decreases in money market deposits, partially offset by increases in certificates of deposits due to growth in retail and in the Certificate of Deposit Account Registry Service (CDARS) product.

WesBanco has minimized the effect of rising interest rates by focusing on growth in non-interest bearing deposits, and although they declined slightly from December 31, 2005 due primarily to seasonal factors, the average balances increased in both the third quarter and the nine month periods of 2006. New marketing programs have resulted in the opening of a significant number of new accounts over the last 12 months. These transaction-based accounts are typically viewed as a lower-cost funding source and provide ancillary activity fee income. Non-interest bearing deposits represent 12.9% of total deposits as of September 30, 2006.

Included in the money market category is the WesBanco Prime Rate Money Market Account, which permits limited check writing and pays interest based on a market index and a tiered structure based on the customer’s outstanding balance. These accounts decreased as customers moved their funds into a new higher rate money market product, various certificates of deposit or to other bank and non-bank competitors. WesBanco may adjust its money market deposit account rates paid from time to time on some or all tiers in order to respond to market factors.

        Certificates of deposit totaling approximately $1.1 billion are scheduled to mature within the next year. If the current rising rate environment continues, WesBanco may continue increasing its rates on certificates of deposit in order to remain competitive. WesBanco will continue to focus on deposit growth and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs. Customer preferences in the current interest rate environment have been primarily focused on short-term certificates of deposit.

BORROWINGS

TABLE 13. BORROWINGS

	September 30,	December 31,
(in thousands)	2006	2005	$ Change	% Change
Federal Home Loan Bank borrowings	$ 371,910	$ 612,693	$ (240,783)	(39.3%)
Other short-term borrowings	160,538	244,301	(83,763)	(34.3%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638	-	-
Total borrowings	$ 620,086	$ 944,632	$ (324,546)	(34.4%)

Borrowings are a significant source of funding for WesBanco, however, in the current relatively flat yield curve environment, borrowings are often more expensive than other available funding sources. As part of WesBanco’s restructuring of the balance sheet, many of the maturities and calls of borrowings, subsequent to the first quarter, were not replaced. This was the principal reason for the decrease in borrowings of $324.5 million in the first nine months of 2006. Funds utilized for these paydowns included the proceeds from the sale of securities early in the second quarter and proceeds from other securities maturities.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at September 30, 2006 were $160.5 million compared to $244.3 million at December 31, 2005. Paydown of some of these borrowings have occurred throughout the year from securities sales and maturities, and a portion of municipal customers’ repurchase agreements were moved to a new interest-bearing deposit product in the second quarter. The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $35.0 million. It had an outstanding balance of $13.0 million at September 30, 2006, accrues interest at the one month LIBOR plus 90 basis points and matures in July 2008. The line contains a financial covenant that WesBanco was in compliance with at period end. At December 31, 2005, a similar line of credit, which was replaced with the current line of credit in July, 2006, had an outstanding balance of $12.5 million.

CAPITAL RESOURCES

Shareholders' equity was $419.3 million at September 30, 2006 compared to $415.2 million at December 31, 2005. Total equity was increased for current nine month earnings of $28.4 and a $4.3 million change in other comprehensive income, which was offset by the payment of dividends of $17.3 million and the repurchase of shares totaling $12.8 million. As of September 30, 2006, WesBanco had repurchased 138,161 shares to complete a one million share repurchase plan approved by the Board of Directors in March 2005 and 291,102 shares were repurchased under a one million share repurchase plan approved by the Board of Directors in January 2006, leaving 708,898 shares to be repurchased under this 2006 authorization.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2006, WesBanco could receive, without prior regulatory approval, a dividend of up to $12.6 million from the Bank.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank, which have generally increased as a percentage of total assets over the last nine months due to the decrease in total assets:

	Minimum	Well	September 30, 2006		December 31, 2005
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 362,024	9.23%	$ 360,260	8.46%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	362,024	12.30%	360,260	11.94%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	393,852	13.38%	391,337	12.97%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	363,979	9.31%	361,177	8.51%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	363,979	12.42%	361,177	12.00%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	395,806	13.50%	392,251	13.03%
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

        Securities are the principal source of liquidity in total assets. Securities totaled $716.2 million at September 30, 2006, of which $368.3 million were classified as available-for-sale. At September 30, 2006, WesBanco had approximately $151.6 million in securities scheduled to mature within one year compared to $47.7 million for the same period in 2005. Although additional cash flows may be anticipated from approximately $92.0 million in callable bonds, which have call dates within the next year, at current interest rate levels it is not anticipated these bonds will be called. At September 30, 2006, WesBanco had $100.4 million of cash and cash equivalents, a portion of which may also serve as additional sources of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at September 30, 2006. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.1 billion at September 30, 2006. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source, which had a remaining maximum borrowing capacity of $866.0 million as of September 30, 2006. At September 30, 2006, WesBanco had unpledged securities with a book value of $381.2 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Most of the securities in the available-for-sale category are pledged to various municipalities for deposits and for customer repurchase agreements, and much of the remainder of the portfolio, in the held-to-maturity category, is comprised of state and municipal investments not readily pledgeable to most municipalities and other government subdivisions. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of an existing line of credit with a non-related bank along with seeking other lines of credit, borrowings under various repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits and/or selling either a limited portion of investment securities categorized as available-for-sale or certain loans, in order to maintain adequate levels of liquidity.

The principal sources of the Parent Company’s liquidity are dividends from the Bank, as well as a revolving line of credit with another independent bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the Parent Company. As of September 30, 2006, WesBanco could receive without prior regulatory approval a dividend of up to $12.6 million from the Bank. Additional liquidity is provided by an available line of credit with an independent commercial bank of $35 million, with an outstanding balance of $13.0 million as of September 30, 2006.

At September 30, 2006, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $545.7 million compared to $529.9 million at the December 31, 2005. On a historical basis, only a small portion of these commitments have resulted in an outflow of funds, as the amounts primarily represent unused lines of credit which have historical usage rates. There are $45.8 million in total commitments representing new loan commitments yet to be funded as of September 30, 2006.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a 12-month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2006 and December 31, 2005 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2006	December 31, 2005	Guidelines
+200	(3.13%)	(3.80%)	+/- 10.0%
+100	(1.44%)	(1.42%)	N/A
-100	0.90%	(0.37%)	N/A
-200	(0.48%)	(2.85%)	+/- 10.0%

With the federal funds rate at 5.25% at September 30, 2006 (versus 3.75% at September 30, 2005 and 4.25% at December 31, 2005) and interest rates directionally flat, management believes that an increase or decrease of 200 basis points in rates is unlikely over the near term. The earnings simulation model projects that net interest income for the next twelve month period would decrease slightly if interest rates were to rise immediately by 100 and 200 basis points, respectively, and decrease slightly if rates declined by 200 basis points. Net interest income would increase slightly if interest rates were to decline by 100 basis points. The decrease in liability sensitivity in a rising rate environment between December 31, 2005 and September 30, 2006 is a result of changes in balance sheet composition and a continued reduction in the size of the balance sheet. These changes also favorably impacted WesBanco’s sensitivity to falling interest rates. As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve-month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 1.23% over the next twelve months, compared to a 0.38% decrease at December 31, 2005.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for much of 2006 emphasized reducing liability sensitivity in anticipation of continued rising interest rates, but more recently have focused on the potential for falling interest rates by mid-2007. Among the strategies that are evaluated from time to time are the utilization of interest rate swap agreements and the evaluation of the possible reduction of certain FHLB borrowings. The current interest rate swap agreements employed by WesBanco were purchased at various times in 2001 to effectively convert a portion of prime rate money market deposits to a fixed rate basis. At September 30, 2006, the notional value of the interest rate swap agreements was $28.4 million, compared to $77.4 million at December 31, 2005. Related market losses of $0.1 million, net of tax, at September 30, 2006 compared to a market loss of $0.4 million, net of tax, at December 31, 2005, are recorded in other comprehensive income. These swaps are intended to protect net interest income from a continued rise in money market deposit rates. In July 2006, interest rate swap agreements with an aggregate notional value of $43.3 million were terminated at a loss of $47 thousand, which will be amortized into income over the remaining term of the swaps as long as the previously hedged deposit liabilities are not re-indexed or terminated. These swap agreements would lose value in certain falling rate environments.

Other strategies that have been evaluated by ALCO include managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, purchasing or originating more adjustable rate loans, decreasing the size of the securities portfolio and improving overall yield as a result of the aforementioned portfolio restructuring, emphasizing lower cost transaction-based accounts, growing intermediate maturity, retail and CDARS certificate of deposit products and using investment security proceeds from maturities, calls and prepayments to fund loans and pay down borrowings.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

A mediation was held in the case which resulted in the execution of a tentative settlement agreement. The parties subsequently entered into a formal settlement agreement which was preliminarily approved by the District Court by Order dated September 29, 2006. Class notices have now been sent to members of the class of plaintiffs and a final hearing to approve the settlement of the case has been scheduled for November 17, 2006. Barring any unforeseen issues arising at that hearing, it is anticipated that the case will be concluded in its entirety upon approval by the Court

The Bank has also been involved in a case styled Copier Word Processing Supply, Inc. v. WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. The Circuit Court has applied a three year statute of limitations to the action and the plaintiff is seeking to extend the applicable statute and the question has been certified to the West Virginia Supreme Court for resolution. The case was argued on September 13, 2006, and the parties are awaiting a decision by the Court on the statute of limitations issue.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2006, WesBanco had one active one million share stock repurchase plan, approved by the Board of Directors on January 19, 2006. The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly shares repurchase activity during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2006				940,545
July 1, 2006 to July 31, 2006	-	-	-	940,545
August 1, 2006 to August 31, 2006	130,054	$ 29.51	130,054	810,491
September 1, 2006 to September 30, 2006	101,593	30.02	101,593	708,898
Total	231,647	$ 29.73	231,647	708,898

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 8, 2006	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: November 8, 2006	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer