Form 10-K
period 2006-12-31
WESBANCO INC
filed 2007-03-13
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-8467

WESBANCO, INC.

(Exact name of Registrant as specified in its charter)

WEST VIRGINIA	55-0571723
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Bank Plaza, Wheeling, WV	26003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 304-234-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock $2.0833 Par Value	NASDAQ Global Select Market
Nonredeemable Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2006, determined using a per share closing price on that date of $30.99, was $613,168,853.

As of February 28, 2007, there were 21,173,064 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement dated March 16, 2007 for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

WesBanco Inc. (“WesBanco”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding WesBanco’s business segments, please refer to Note 23, “Business Segments” in the Consolidated Financial Statements.

At December 31, 2006, WesBanco operated a commercial bank, WesBanco Bank, Inc., (“Bank”) through 78 offices, one loan production office and 112 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of the Bank as of December 31, 2006 approximated $4.1 billion. The Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.0 billion as of December 31, 2006. These assets are held by the Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

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

WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, and WesBanco, Inc. Capital Trusts IV, V and VI, (“Trusts”), are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Pooled Trust Preferred Securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. For more information regarding WesBanco’s issuance of trust preferred securities, please refer to Note 12 “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco also serves as investment adviser to a family of mutual funds under the name “WesMark Funds” which includes a growth fund, a balanced fund, a bond fund, a West Virginia municipal bond fund and a small company growth fund.

As of December 31, 2006, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

On January 3, 2005, WesBanco completed the acquisition of Winton Financial Corporation (“Winton”). On August 31, 2004, WesBanco completed the acquisition of Western Ohio Financial Corporation (“Western Ohio”). The primary reason that WesBanco acquired both companies was to expand its footprint into new higher growth metropolitan markets in the state of Ohio. The results of operations of acquired companies are included in WesBanco’s consolidated results of operations from their respective acquisition dates.

EMPLOYEES

There were approximately 1,168 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2006. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory, and believes its human resources to be a differentiating factor in measured customer service quality metrics.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2006 filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2006, WesBanco will provide, without charge, a printed copy of its 2006 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2006 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services products is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial bank and trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of the deregulation of the financial services industry, (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item so captioned) mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in WesBanco’s major markets. Some of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. As WesBanco has expanded into new, larger Ohio metropolitan markets it faces entrenched large bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into that market. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow successfully its market share, potentially reducing its current and future profit potential from such markets.

SUPERVISION AND REGULATION

As a registered bank holding company, WesBanco is subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956 (“BHCA”) and is required to file with the Federal Reserve reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of the voting shares of any bank, if, after such acquisition, it would own or control more than five percent of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve,

WesBanco may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, WesBanco must obtain approval from the Federal Reserve.

The Bank is a West Virginia banking corporation and is a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Reserve and the West Virginia Division of Banking, and secondarily by the Federal Deposit Insurance Corporation (“FDIC”). Its deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. WesBanco’s nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC. The Bank maintains one designated financial subsidiary, WesBanco Insurance Services, Inc. WesBanco believes its current regulatory relations are satisfactory.

WesBanco is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. WesBanco is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. WesBanco is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “WSBC,” and is subject to the rules of the NASDAQ for listed companies.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Under the BHCA, prior approval of the Federal Reserve is required for the acquisition of more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with safe and sound operation of the bank, under the Community Reinvestment Act of 1977 and its amendments.

In August 2006, the President signed into law the Pension Protection Act of 2006, which significantly changed pension funding rules. The new rules, which in some instances significantly increase required contributions for underfunded plans, become effective in 2008. Other provisions, including provisions relating to maximum tax deductible contributions, were effective in 2006. Currently, WesBanco’s defined benefit pension plan is in an overfunded status. For additional information on WesBanco’s defined benefit pension plan, please refer to Note 13, “Employee Benefit Plans” in the Consolidated Financial Statements.

HOLDING COMPANY ACTIVITIES

WesBanco has one state bank subsidiary, WesBanco Bank, Inc., as well as nonbank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The Bank is subject to affiliate transaction restrictions under federal law which limits the transfer of funds by the Bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by the Bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the Bank’s capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in amounts specified by law. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities or at least as favorable to the Bank or its subsidiary. As part of its affiliate transactions, WesBanco currently has a $3.5 million line of credit with the Bank, which had an outstanding balance at December 31, 2006 of $3.0 million.

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

DIVIDEND RESTRICTIONS

Dividends from the Bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2006, WesBanco declared cash dividends to its shareholders of approximately $23.0 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to WesBanco without regulatory approval.

Under applicable federal and state regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 2006, the Bank could pay dividends of up to $5.8 million to WesBanco without prior regulatory approval and without adversely affecting its “well capitalized” status.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additional information regarding dividend restrictions is set forth in Note 21, “Regulatory Matters” in the Consolidated Financial Statements.

FDIC INSURANCE

The Bank is classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory, and is therefore not obliged under current FDIC assessment practices to pay deposit insurance premiums on its deposits insured by the DIF. On February 15, 2006, President Bush signed into law H.R. 4636, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The signing completed more than five years of work by Congress: to modernize the deposit insurance system and merge the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into the new DIF, which was referred to above; increase the deposit insurance limit for certain retirement accounts to $250,000 and establish indices that limit deposit insurance increases to inflation; allow the FDIC Board to set assessments; and provide the FDIC Board with the discretion to set the Designated Reserve Ratio within a range of 1.15 to 1.50 percent for any given year. The enactment of this legislation should not impact WesBanco detrimentally.

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

Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of at least 8%, of which at least 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s circumstances warrant.

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

In 2002, the bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2006, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

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

As of December 31, 2006, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 12.35% and 13.44%, respectively. As of December 31, 2006, the Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank has been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2006, WesBanco’s leverage ratio was 9.27%. WesBanco currently has $87.6 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $85 million underlying such junior subordinated debt are included in Tier 1 Capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. On September 25, 2006, the U.S. banking agencies had published in the Federal Register a notice of proposed rulemaking relating to Basel II, which contained revised regulatory capital rules that would be applicable, it is estimated, only to between one and two dozen particularly large complex financial organizations when Basel II first becomes effective. On December 26, 2006, the same U.S. banking agencies had published in the Federal Register for notice and comment a proposed rulemaking pertaining to amendments to the existing Basel I-based capital rules that would apply to certain financial organizations that would not be subject to the Basel II framework. (This alternative rulemaking initiative is sometimes referred to as Basel IA.) As Basel II and Basel IA have been recently proposed, WesBanco would be subject to Basel IA, but not Basel II. The comment periods for both of these regulatory initiatives will close on March 26, 2007. There is significant uncertainty as to the times at which Basel II and Basel IA as finally implemented will become effective. WesBanco cannot predict the precise timing or final form of the United States rules implementing the new capital accord and their impact on WesBanco. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to WesBanco and its subsidiaries.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2006, the Bank had capital levels that met the “well capitalized” standards under such regulations.

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

GRAMM-LEACH-BLILEY ACT OF 1999 (THE “GLB ACT”)

Under the GLB Act, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a “financial holding company,” a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company’s depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective in 2000. WesBanco has not elected to become a financial holding company under the GLB Act, though it has qualified a subsidiary of its bank as a financial subsidiary under the GLB Act.

Financial holding company powers relate to “financial activities” that are determined by the Federal Reserve, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The statute itself defines certain activities as financial in nature, including but not limited to: underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking.

National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors, to have “financial subsidiaries” that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of the

GLB Act establish a system of functional regulation for financial holding companies and banks involving the SEC, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies have issued certain rules over the past seven years relating to the implementation of the GLB Act.

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as WesBanco’s bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of WesBanco to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

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

WESBANCO MAY NOT BE ABLE TO EXPAND ITS TRUST AND INVESTMENT SERVICES SEGMENT AND RETAIN ITS CURRENT CUSTOMERS.

As of December 31, 2006, WesBanco had approximately $3.0 billion in assets under management, which provided approximately 9.2% of WesBanco’s net revenues. WesBanco may not be able to attract new and retain current investment management clients due to competition from the following:

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2006, WesBanco’s goodwill and other identifiable intangible assets were approximately $145.1 million. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2006 and concluded that no impairment charge was necessary for the year ended December 31, 2006. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results and may cause a decline in our stock price.

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

LIMITED AVAILABILITY OF BORROWINGS FROM THE FEDERAL HOME LOAN BANK SYSTEM COULD NEGATIVELY IMPACT EARNINGS.

The Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Membership in this system allows the Bank to participate in various programs offered by its member banks. The Bank borrows funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. In prior years, certain FHLB Banks, including Pittsburgh, experienced lower earnings and paid out lower dividends to its members. While earnings and dividends have since improved, future problems may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, WesBanco’s short-term liquidity needs could be negatively impacted. Should

WesBanco be restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. At December 31, 2006 the Bank owned $15.2 million of FHLB of Pittsburgh stock, which paid a dividend approximating 5.25% for the fourth quarter of 2006, up from 3.00% for the fourth quarter of 2005. Additionally, the Bank owned $6.4 million of FHLB of Cincinnati stock, which paid a stock dividend of 6.00%. Dividend payments may be eliminated by either respective FHLB at anytime in the future in order for it to restore its retained earnings. In such case, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset.

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

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED.

Holders of shares of WesBanco’s common stock are entitled to dividends if, when, and as declared by WesBanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends. Additional restrictions are placed upon WesBanco by the policies of federal regulators, including Regulation H and the Federal Reserve’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year’s net income, and retained net income of the prior two calendar years, unless approved by the Federal Reserve, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. The state of West Virginia requirement limits dividends declared to the total of the Bank’s current year net profits plus retained profits of the preceding two years. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including WesBanco’s and the Bank’s future earnings, capital requirements, regulatory constraints and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Registrant’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2006, WesBanco operated 78 banking offices in West Virginia, Ohio and Western Pennsylvania, and 1 loan production office, of which 62 were owned and 17 were leased under long-term operating leases. These leases expire at various dates through November 2026 and generally include options to renew.

The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by the Bank. The building contains approximately 100,000 square feet and serves as the main office for both

WesBanco’s community banking segment and its trust and investment services segment. The Bank’s back office operations currently occupy approximately two thirds of the space available in an office building adjacent to the main office, which is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses.

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.5 million for 2006 compared to $0.6 million for 2005. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

A mediation was held in the case which resulted in the execution of a tentative settlement agreement. The parties subsequently entered into a formal settlement agreement which was preliminarily approved by the District Court by Order dated September 29, 2006. A final hearing to approve the settlement of the case was held on November 17, 2006. The settlement was approved and implemented and the case has now been dismissed.

The Bank has also been involved in a case styled Copier Word Processing Supply, Inc. v. WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. The Circuit Court has applied a three year statute of limitations to the action and the plaintiff sought to extend the applicable statute through a continuing tort analysis and the question was certified to the West Virginia Supreme Court for resolution. The Court upheld the application of the three year statute of limitations. The case has been remanded to the Circuit Court for further proceedings.

The Bank believes that the accounting controls and practices of the plaintiff were primarily at fault and substantially contributed to the loss. The plaintiff’s employee had previously been convicted of criminal fraud prior to her employment by the plaintiff, and the Bank believes that the failure of the plaintiff to supervise its employee, especially given her prior record, substantially contributed to the loss. Under a comparative fault analysis, the Bank believes that the plaintiff must bear a substantial portion of the loss. Under West Virginia’s comparative fault procedures, if the plaintiff is found to be more than 50% at fault, then the plaintiff may not be permitted a recovery at all in the case.

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

WesBanco’s common stock is quoted on NASDAQ under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of December 31, 2006 was 5,452. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

The table below presents for each quarter in 2006 and 2005, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2006			2005
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$34.00	$28.41	$0.265	$32.50	$25.59	$0.26
Third quarter	31.16	27.89	0.265	32.00	27.17	0.26
Second quarter	32.92	28.03	0.265	31.50	24.80	0.26
First quarter	32.81	29.20	0.265	33.33	25.99	0.26

On March 17, 2005, WesBanco formed a wholly-owned trust subsidiary, WesBanco Capital Trust VI, under the laws of Delaware, by issuing $15.0 million in Fixed/Floating Rate Subordinated Deferrable Interest Debentures due March 17, 2035 to a statutory trust which issued 15,000 shares of trust preferred securities with a liquidation value of $15.0 million, based upon the debenture and a guarantee from WesBanco. In connection with the issuance of the trust preferred securities, WesBanco Capital Trust VI issued 464 shares of common securities to WesBanco with a liquidation value of $0.5 million. The Trust Preferred Securities were issued and sold in a private placement offering to Preferred Term Securities XVII, Ltd. No fee was paid in connection with the private placement. Interest will be paid quarterly at a rate of 6.37% for the first five years, resetting quarterly beginning on March 17, 2010 at a rate equal to the three month London Interbank Offered Rate (“LIBOR”) index plus 1.77%. The debentures mature on March 17, 2035, and may be redeemed at par on or after March 17, 2010, without penalty. A portion of the proceeds received from the issuance was used to fund the acquisition of Winton with the remainder used for general corporate purposes.

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

For additional disclosures relating to WesBanco’s Trust Preferred Securities, please refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

Information regarding WesBanco’s compensation plans under which WesBanco’s equity securities are authorized for issuance as of December 31, 2006 is included under Item 12 of this Annual Report on Form 10-K.

As of December 31, 2006, WesBanco had an active one million share repurchase plan approved by the Board on January 19, 2006. The shares are purchased for general corporate purposes, which may include potential acquisitions, dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table shows the activity in WesBanco’s stock repurchase plan for the quarter ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance at September 30, 2006	—	—	—	708,898
October 1, 2006 to October 31, 2006	30,000	$31.73	30,000	678,898
November 1, 2006 to November 30, 2006	48,900	32.05	48,900	629,998
December 1, 2006 to December 31, 2006	—	—	—	629,998

Total	78,900	$31.93	78,900

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index and the Russell 2000 Financial Services Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2001 with reinvestment of dividends.

	December 31,
Index	2001	2002	2003	2004	2005	2006
WesBanco, Inc.	100.00	115.22	141.41	169.07	166.57	190.15
Russell 2000 Index	100.00	79.52	117.09	138.55	144.86	171.47
Russell 2000 Financial Services Index	100.00	103.47	144.69	175.21	179.06	213.89

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2006. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. All of WesBanco’s acquisitions during the five years ended December 31, 2006, are included in results of operations since their respective dates of acquisition.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002
PER SHARE INFORMATION
Dividends	$1.06	$1.04	$1.00	$0.96	$0.935
Book value at year end	19.39	18.91	17.77	16.13	15.89
Average common shares outstanding—basic	21,762,567	22,474,645	20,028,248	20,056,849	20,459,122
Average common shares outstanding—diluted	21,816,573	22,528,262	20,083,718	20,080,415	20,471,216
SELECTED BALANCE SHEET INFORMATION
Total securities	$736,707	$992,564	$1,133,100	$1,176,273	$1,163,631
Net loans, including loans held for sale	2,879,404	2,909,923	2,459,049	1,907,303	1,795,805
Total assets	4,098,143	4,422,115	4,011,399	3,445,006	3,297,231
Total deposits	2,995,547	3,028,324	2,725,934	2,482,082	2,399,956
Total long term debt and other borrowings	561,468	856,994	799,924	578,984	518,958
Junior subordinated debt and trust preferred securities	87,638	87,638	72,174	30,936	12,650
Total shareholders’ equity	416,875	415,230	370,181	318,436	325,171
SELECTED RATIOS
Return on average assets	0.94%	0.95%	1.07%	1.08%	1.13%
Return on average equity	9.35%	10.13%	11.37%	11.38%	10.95%
Dividend payout	59.22%	54.74%	52.63%	53.33%	55.00%
Average equity to average assets	10.03%	9.41%	9.37%	9.46%	10.29%
TRUST ASSETS AT MARKET VALUE	$2,976,621	$2,599,463	$2,664,795	$2,771,656	$2,295,737

(dollars in thousands, except per share amounts)	For the years ended December 31,
	2006	2005	2004	2003	2002
SUMMARY STATEMENTS OF INCOME
Interest income	$227,269	$224,745	$169,436	$165,516	$176,155
Interest expense	104,436	92,434	60,212	62,512	72,555

Net interest income	122,833	132,311	109,224	103,004	103,600
Provision for loan losses	8,739	8,045	7,735	9,612	9,359

Net interest income after provision for loan losses	114,094	124,266	101,489	93,392	94,241
Non-interest income	40,408	39,133	35,541	33,230	27,852
Non-interest expense	106,204	108,920	89,872	81,810	76,647

Income before income taxes	48,298	54,479	47,158	44,812	45,446
Provision for income taxes	9,263	11,722	8,976	8,682	10,620

Net income	$39,035	$42,757	$38,182	$36,130	$34,826

Earnings per share—basic	$1.79	$1.90	$1.91	$1.80	$1.70

Earnings per share—diluted	$1.79	$1.90	$1.90	$1.80	$1.70

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2006 and 2005.

CONDENSED QUARTERLY STATEMENTS OF INCOME

	2006 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$56,447	$55,994	$56,942	$57,886	$227,269
Interest expense	25,464	25,130	26,233	27,609	104,436

Net interest income	30,983	30,864	30,709	30,277	122,833
Provision for loan losses	2,640	2,263	2,268	1,568	8,739

Net interest income after provision for loan losses	28,343	28,601	28,441	28,709	114,094
Non-interest income	13,356	12,298	11,657	10,895	48,206
Net securities (losses) gains	(7,942)	92	17	35	(7,798)
Non-interest expense	26,812	26,988	25,929	26,475	106,204

Income before income taxes	6,945	14,003	14,186	13,164	48,298
Provision for income taxes	1,361	2,742	2,632	2,528	9,263

Net income	$5,584	$11,261	$11,554	$10,636	$39,035

Earnings per share—basic	$0.25	$0.52	$0.53	$0.49	$1.79

Earnings per share—diluted	$0.25	$0.52	$0.53	$0.49	$1.79

	2005 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$54,884	$56,534	$56,231	$57,096	$224,745
Interest expense	21,383	22,666	23,643	24,742	92,434

Net interest income	33,501	33,868	32,588	32,354	132,311
Provision for loan losses	1,843	1,919	2,141	2,142	8,045

Net interest income after provision for loan losses	31,658	31,949	30,447	30,212	124,266
Non-interest income	8,778	8,872	9,699	9,763	37,112
Net securities gains	753	1,068	141	59	2,021
Non-interest expense	27,129	27,493	27,663	26,635	108,920

Income before income taxes	14,060	14,396	12,624	13,399	54,479
Provision for income taxes	2,980	3,138	2,754	2,850	11,722

Net income	$11,080	$11,258	$9,870	$10,549	$42,757

Earnings per share—basic	$0.48	$0.50	$0.44	$0.48	$1.90

Earnings per share—diluted	$0.48	$0.50	$0.44	$0.48	$1.90

NON-GAAP MEASURES

The Annual Report on Form 10-K contains financial information other than that provided by accounting principles generally accepted in the United States of America (“GAAP”). WesBanco’s management believes these non-GAAP measures, which exclude the effects of merger-related and restructuring expenses, other-than-temporary impairment losses and gain on sale of branches are essential to a proper understanding of the operating results of WesBanco’s core business largely because they allow investors to see clearly the performance of WesBanco without these items included in certain key financial ratios. These non-GAAP measures are not a substitute for operating results determined in accordance with GAAP nor do they necessarily conform to non-GAAP performance measures that may be presented by other companies. These non-GAAP measures should not be compared to non-GAAP performance measures of other companies.

NON-GAAP RECONCILIATION

	December 31,
(dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002
Net income	$39,035	$42,757	$38,182	$36,130	$34,826
Merger-related and restructuring expenses, net of tax (1)	324	918	238	154	1,509
Other-than-temporary impairment losses, net of tax (1)	4,829	—	—	—	—
Gain on sale of branches, net of tax (1)	(1,571)	—	—	—	—

Core operating earnings	$42,617	$43,675	$38,420	$36,284	$36,335

Net income per common share—basic	$1.79	$1.90	$1.91	$1.80	$1.70
Merger-related and restructuring expenses, net of tax (1)	0.01	0.05	0.01	0.01	0.07
Other-than-temporary impairment losses, net of tax (1)	0.22	—	—	—	—
Gain on sale of branches, net of tax (1)	(0.07)	—	—	—	—

Core operating earnings per common share—basic	$1.95	$1.95	$1.92	$1.81	$1.77

Net income per common share—diluted	$1.79	$1.90	$1.90	$1.80	$1.70
Merger-related and restructuring expenses, net of tax (1)	0.01	0.05	0.01	0.01	0.07
Other-than-temporary impairment losses, net of tax (1)	0.22	—	—	—	—
Gain on sale of branches, net of tax (1)	(0.07)	—	—	—	—

Core operating earnings per common share—diluted	$1.95	$1.95	$1.91	$1.81	$1.77

Return on average assets	0.94%	0.95%	1.07%	1.08%	1.13%
Merger-related and restructuring expenses, net of tax (1)	0.01%	0.02%	0.01%	—	0.05%
Other-than-temporary impairment losses, net of tax (1)	0.11%	—	—	—	—
Gain on sale of branches, net of tax (1)	(0.04)%	—	—	—	—

Core return on average assets	1.02%	0.97%	1.08%	1.08%	1.18%

Return on average equity	9.35%	10.13%	11.37%	11.38%	10.95%
Merger-related and restructuring expenses, net of tax (1)	0.08%	0.22%	0.07%	0.05%	0.47%
Other-than-temporary impairment losses, net of tax (1)	1.16%	—	—	—	—
Gain on sale of branches, net of tax (1)	(0.38)%	—	—	—	—

Core return on average equity	10.21%	10.35%	11.44%	11.43%	11.42%

Efficiency ratio (2)	61.78%	60.09%	58.29%	56.12%	54.73%
Merger-related and restructuring expenses, net of tax (1)	(0.32)%	(0.85)%	(0.26)%	(0.18)%	(1.80)%
Other-than-temporary impairment losses, net of tax (1)	(2.86)%	—	—	—	—
Gain on sale of branches, net of tax (1)	1.00%	—	—	—	—

Core efficiency ratio	59.60%	59.24%	58.03%	55.94%	52.93%

(1)	The related income tax expense is calculated using a combined Federal and State income tax rate of 40%.

(2)	The yield on earning assets, net interest margin, net interest spread and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and non-taxable amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Q’s for the prior quarters ended September 30, 2006, June 30, 2006 and March 31, 2006, filed with the SEC, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, State of West Virginia Department of Banking, Federal Deposit Insurance Corporation, the SEC, the NASDAQ, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

The most significant accounting policies followed by WesBanco are included in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. These policies, along with other Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis (“MD&A”), provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified securities valuation, the allowance for loan losses and the evaluation of goodwill and other intangible assets for impairment to be the accounting estimates that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Securities Valuation—Investment securities which are composed of debt securities and certain equity securities comprise a significant portion of WesBanco’s consolidated balance sheet. Such securities can be classified as “Securities Available-for-Trading,” “Securities Held-to-Maturity” or “Securities Available-for-Sale.”

Securities held-to-maturity are comprised of debt securities, which were purchased with management’s positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held-to-maturity are classified as available-for-sale. The Corporation’s available-for-sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses not deemed other-than-temporary reported separately as a component in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available-for-sale securities are recorded on the statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

WesBanco conducts a review each quarter for all securities which have possible indications of impairment, particularly those equaling or exceeding six months in a loss position for equity securities and twelve months for debt securities. WesBanco further reviews the results of the above testing for any security which might be considered to be for an other-than-temporary-impairment write-down. In estimating other-than-temporary impairment losses, WesBanco also considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and the intent and ability of WesBanco to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any securities that are deemed to be other-than-temporarily impaired are reflected in current earnings as realized losses, with appropriate adjustment for the portion previously accounted for as an unrealized loss in other comprehensive income.

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

Management relies on observable data from internal and external sources to evaluate each of the factors that are considered in the evaluation of the allowance, adjust assumptions and recognize changing conditions, and reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for loan losses and may have a material impact on WesBanco’s future financial condition and results of operations. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio as well as deposit overdrafts. Please see the “Allowance for Loan Losses” section of this MD&A for more information.

Goodwill and Other Intangible Assets—In accordance with the provisions of SFAS No. 141, “Business Combinations,” WesBanco accounts for business combinations using the purchase method of accounting. Accordingly, the cost of an acquired business is allocated to each of the individual assets, including separable intangible assets, and liabilities of the business based on their relative fair values at the date of the acquisition, with the excess cost, if any, allocated to goodwill. The difference between the original basis in the asset or liability and the fair market value adjusted basis is amortized or accreted into income over the life of the related asset or liability. At December 31, 2006, the carrying value of goodwill and other intangible assets was approximately $137.3 million and $7.8 million, respectively, which represents approximately 32.9% and 1.9% of total shareholders’ equity, respectively. As WesBanco continues to acquire additional businesses, goodwill and other intangible assets subject to amortization and/or impairment testing may comprise an even larger percentage of total shareholders’ equity and in turn, increase the risk that its financial position or results of operations could be adversely impacted as discussed below.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized. Intangible assets with finite useful lives, consisting primarily of core deposit intangibles, are amortized using straight-line and accelerated methods over their estimated weighted-average useful lives, ranging from ten to twelve years.

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

In the event WesBanco determined that either its goodwill or finite lived intangible assets were impaired, recognition of an impairment charge could have a significant adverse impact on its financial position or results of operations in the period in which the impairment occurred. Please refer to Note 1, “Summary of Significant Accounting Policies” and Note 7, “Goodwill and Other Intangible Assets” of the Consolidated Financial Statements for additional information on goodwill and core deposit intangibles.

EXECUTIVE OVERVIEW

During 2006, WesBanco, and the banking industry in general, experienced a challenging environment of a flat to inverted yield curve, rising interest rates, and significant competition for loans and deposits. The federal funds rate, controlled by the Federal Reserve, increased 1.0% during the year to 5.25% and longer term rates were often lower then short-term rates. WesBanco employed a strategy in 2006 to reduce the effect of these factors on long term profitability by repositioning the balance sheet. The result was the stabilization of the net interest margin at 3.49% as compared to 3.48% for 2005. Generally, the repositioning strategy was to sell assets with relatively low yields in order to reduce relatively higher cost liabilities. The primary effort was planned and implemented in the first half of the year with the sale of approximately $200 million of taxable available-for-sale securities with the proceeds utilized primarily to reduce FHLB and other short-term borrowings. The approach continued to be followed throughout the year as opportunities arose based on the scheduled maturities of earning assets and interest bearing liabilities. FHLB and other short-term borrowings decreased $295.5 million or 34.5% in 2006.

Loans decreased slightly in 2006 due to an intentional reduction in the retention of fixed rate residential real estate loans and reduced market opportunities for residential real estate and home equity loans, as well as the sale of $25.3 million in loans in connection with the sale of four branches and certain underperforming loans, which offset continued organic growth in commercial real estate lending. The allowance for loan losses increased $1.0 million or 3% to $32.0 million in 2006 to provide for increased risk of loss attributed to higher levels of under-performing loans, higher probable losses associated with WesBanco’s deposit account overdraft program introduced in the fourth quarter of 2005, and changes in the distribution of loans among internal risk grades.

WesBanco’s marketing strategy in 2006 included programs instituted in the fourth quarter of 2005 to increase retail and small business non-interest bearing checking accounts. The rate of growth in total new non-interest bearing checking accounts increased an additional 56.7% in 2006 following a 99.0% increase in 2005. These new accounts provided low cost funds that supported the net interest margin, and improved the performance of ancillary products, including an overdraft product rolled out in the fourth quarter of 2005. This product increased service charge income, a component of non-interest income, by 44.9% to $16.7 million in 2006.

Improvement in the components of non-interest income also included growth in debit card activity-related fees and trust fees, as well as improved sales in securities and insurance business lines. Combined with cost savings reflected in reductions in non-interest expenses, these benefits offset approximately 86% of a 7.2% decline in net interest income that resulted from decreases in earning assets and the earlier repositioning strategy.

Consistent with its strategy to protect the net interest margin, WesBanco sought to hold down its cost of deposits through control of short-term deposit rates on money market demand accounts, interest-bearing checking accounts and certain savings accounts, while recognizing opportunities for deposit growth when appropriate for market conditions. Competitive certificate of deposit specials in certain non-standard maturities were offered and the Certificate of Deposit Account Registry Service (CDARS®) product was rolled out in the second quarter of 2006. A new money market account for municipal customers was also created in the second quarter and an enhanced premium savings account was established in the third quarter. These programs were structured to retain or grow deposits at reasonable rates.

WesBanco continued its branch optimization program in 2006. The goals of this program were to attract and retain customers by providing upgraded facilities, to enhance WesBanco’s market presence and to reduce non-operating expenses through review of offices in slower growth areas for possible sale, combination or closure. In the first quarter of 2006, in the Parkersburg area of West Virginia, four branch offices were sold to another bank and two other offices were closed. In the third quarter, a new banking center was opened in Barnesville, Ohio replacing three existing locations in the same area. Two new banking centers were opened in Ohio in the fourth quarter, in Marietta (near Parkersburg, WV) and Reynoldsburg (near Columbus) replacing three existing locations. Also near Columbus, construction is under way for a banking center to replace an existing facility in Gahanna, Ohio. WesBanco will soon begin construction of a banking center in the Highlands development between Wheeling, West Virginia and Washington, Pennsylvania. This development will ultimately include major retail and entertainment facilities that are anticipated to be significant attractions within the tri-state area.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income for 2006 was $39.0 million or $1.79 per diluted share as compared to $42.8 million or $1.90 per diluted share in 2005. The 2006 financial performance reflected a slightly improved net interest margin of 3.49% as compared to 3.48% in 2005, achieved in a challenging environment that included a flat to inverted interest rate yield curve for most of 2006 and increasing interest rates throughout the first half of the year. Stability in the net interest margin was the result of the balance sheet repositioning strategy in 2006 which utilized assets with lower yields, primarily securities that were sold or matured, to reduce exposure to higher rate interest bearing liabilities. A net after tax loss of $4.8 million was incurred to accomplish this strategy. The reductions in liabilities were primarily in FHLB and other short-term borrowings. The net interest margin also benefited from the control of increases in deposit costs due to rising rates and competition. Increases in fee income through focused marketing programs and the benefits of cost reduction programs, initiated over the last fifteen months, provided improvements in non-interest income and in non-interest expense in 2006. These improvements nearly offset the 7.2% reduction in net interest income that resulted from the interest rate environment experienced by all banks, and the reduction in the size of the balance sheet due to the repositioning. Included in non-interest income were service charges on deposits which increased $5.2 million or 44.9% from an overdraft product launched in the fourth quarter of 2005 and new checking account customers. Growth in debit card activity-related fees and trust fees, as well as improved sales in securities and insurance business lines also contributed to non-interest income. Results were positively impacted by a 21.0% reduction in the provision for income taxes due to reduced pre-tax income, and a lower effective tax rate in 2006 of 19.2% as compared to 21.5% in 2005 due to a higher percentage of tax-exempt income to total income for the year.

Included in 2006 net income was a pre-tax charge of $8.0 million related to the sale of $200.0 million in available-for-sale securities that were in a loss position, which was partially offset by a pre-tax gain of $2.6 million resulting from the sale of four Ritchie County, West Virginia branch offices. WesBanco’s core operating earnings, a non-GAAP measure which excludes the above-noted items and various restructuring and merger related expenses, were $42.6 million for 2006 as compared to $43.7 million for 2005, a 2.5% decrease, with core operating diluted earnings per share unchanged at $1.95 per share for both 2006 and 2005. Earnings per share were positively impacted by a continuing share repurchase program with 508,163 shares repurchased in 2006, following 1,378,482 shares repurchased in 2005. Return on average assets and return on average equity were 0.94% and 9.35%, respectively, for the year ended December 31, 2006, as compared to 0.95% and 10.13%, in 2005 with both ratios impacted by the effects of the repositioning and the interest rate environment in general. For 2006, core return on average assets and core return on average equity were 1.02% and 10.21%, respectively. Please refer to Part II, Item 6, “Selected Financial Data” for further information about non-GAAP measures and a reconciliation to the appropriate GAAP measure.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2006	2005	2004
Net interest income	$122,833	$132,311	$109,224
Taxable-equivalent adjustments to net interest income	8,652	9,828	9,428

Net interest income, fully taxable-equivalent	$131,485	$142,139	$118,652

Net interest spread, non-taxable-equivalent	2.90%	2.98%	3.06%
Benefit of net non-interest bearing liabilities	0.36%	0.26%	0.26%

Net interest margin	3.26%	3.24%	3.32%
Taxable-equivalent adjustment	0.23%	0.24%	0.28%

Net interest margin, fully taxable-equivalent	3.49%	3.48%	3.60%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income decreased 7.2% in 2006 compared to 2005 due to a 7.9% decrease in average earning assets, partially offset by a higher net interest margin, which increased to 3.49% for 2006 as compared to 3.48% for 2005. This improvement in the net interest margin is due to WesBanco’s balance sheet repositioning and continuing efforts to invest in earning assets, primarily loans, with higher returns while reducing exposure to higher rate interest bearing liabilities. Margin improvement has occurred in an environment that included a flat to inverted yield curve, short-term interest rates that were rising through the end of the second quarter and stronger competition for loans and deposits from other banks and financial institutions, and non-bank providers of financial services.

Interest income increased by 1.1% in 2006 due to increases in the average yield on earning assets of 53 basis points partially offset by the decline in average earning assets. The increase in the average yield was primarily due to an increase in the yield for loans and, to a lesser degree, to the sale of lower yielding investment securities. Most of the decrease in average earning assets was due to a reduction in investments in securities, primarily from the taxable portfolio, which is the lowest yielding significant component of earning assets. WesBanco used cash flow from sales and maturities of securities to reduce higher cost interest bearing liabilities in order to improve the net interest margin. The sale of $200.0 million of taxable securities in the second quarter was part of WesBanco’s repositioning of the balance sheet.

Average loan balances were relatively flat in 2006 compared to 2005 due to a number of factors. Some potential loan customers have preferred to lock in longer term fixed rate offerings from other market participants, as WesBanco typically does not offer longer term, fixed rate commercial loans and does not originate long term (over 15 years) fixed rate residential mortgages for its balance sheet. Also somewhat limiting growth was WesBanco’s desire to reduce interest rate sensitivity and credit risk by selling $67.8 million in 30 year fixed rate residential mortgages in mid-2005, $6.7 million in certain underperforming loans in early 2006, the partial charge off and remaining paydown of a $5.0 million non-performing commercial participation loan, and other risk reduction strategies for certain floor plans and watch list loans. In addition, a total of $19.3 million in loans were sold in connection with the Ritchie County branch sale. A greater portion of residential mortgage production was sold into the secondary market (38.2% for 2006 as compared to 29.7% in 2005) to limit sensitivity to rising rates in the portfolio and to reduce the overall size and percentage to total loans of the mortgage portfolio. In addition, WesBanco focuses loan production efforts on opportunities that offer more profitable spreads, consistent with the overall balance sheet strategy. Finally, contributing to overall slower loan growth has been lower overall market demand, particularly in commercial and residential construction lending and refinancing of mortgages on existing properties.

Interest expense increased 13.0% in 2006 due to increases in the average rate paid on interest bearing liabilities, partially offset by a reduction in the average balance. The average rate paid on interest bearing liabilities increased in 2006 by 62 basis points, primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a rising rate environment and the continued shift by customers away from lower cost deposit products including money market accounts, to higher cost certificates of deposit and premium savings accounts. In addition, wholesale borrowing rates increased as a result of continued federal funds and other short-term rate increases through the end of the second quarter. These increases have impacted other borrowings, which are primarily short-term in nature, and, although used to a lesser extent, FHLB borrowings as they matured and repriced. Rates paid on interest-bearing liabilities also rose faster than earning asset rates due to a somewhat liability sensitive balance sheet, although such sensitivity was somewhat limited as a result of the balance sheet repositioning. (see “Market Risk” in Item 7A. Quantitative And Qualitative Disclosures about Market Risk.)

Average interest bearing liabilities decreased by 9.1% in 2006 due to WesBanco’s balance sheet repositioning, general efforts to reduce higher rate liabilities and decreases in money market deposits. Funds applied from the balance sheet repositioning and normal cash flows from maturing securities reduced FHLB borrowings and other short-term borrowings by $295.5 million or 34.5% from December 31, 2005 to December 31, 2006, with commensurate decreases in the related average balances. Targeted marketing programs and management of WesBanco’s response to increases in product payment rates in the marketplace provided increases in average balances for interest bearing demand deposits, non-interest bearing demand deposits and certificates of deposits of $62.2 million in 2006, as compared to 2005, partially offsetting the decreases in borrowings and money market accounts. Although rates paid on interest bearing deposits and borrowings rose at a faster pace than rates earned on earning assets, the net interest margin increased as a result of average non-interest bearing liabilities being a greater percentage of the total average balance sheet for 2006 as compared to the prior year. This improvement in the balance sheet was due to the repositioning, and marketing programs which increased average non-interest bearing and interest bearing demand deposits.

TABLE. 2 AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2006			2005			2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$2,130	$48	2.25%	$4,165	$68	1.63%	$3,227	$31	0.96%
Loans, net of unearned income (1)	2,919,480	190,081	6.51%	$2,950,987	178,291	6.04%	2,134,181	123,270	5.78%
Securities: (2)
Taxable	434,959	19,235	4.42%	664,656	26,235	3.95%	738,050	28,056	3.80%
Tax-exempt (3)	369,482	24,720	6.69%	418,904	28,080	6.70%	379,175	26,937	7.10%

Total securities	804,441	43,955	5.46%	1,083,560	54,315	5.01%	1,117,225	54,993	4.92%
Federal funds sold	5,296	272	5.14%	1,377	41	2.98%	7,946	114	1.43%
Other earning assets	30,927	1,565	5.06%	46,979	1,858	3.95%	29,700	456	1.54%

Total earning assets (3)	3,762,274	$235,921	6.27%	4,087,068	$234,573	5.74%	3,292,279	$178,864	5.43%

Other assets	398,947			399,992			292,175

Total Assets	$4,161,221			$4,487,060			$3,584,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$341,966	$3,708	1.08%	$329,498	$1,700	0.52%	$299,746	$907	0.30%
Money market accounts	383,260	8,407	2.19%	523,285	10,011	1.91%	575,594	9,731	1.69%
Savings deposits	459,277	5,902	1.29%	457,613	3,411	0.75%	355,678	1,129	0.32%
Certificates of deposit	1,420,903	55,747	3.92%	1,381,090	43,057	3.12%	981,325	27,819	2.83%

Total interest bearing deposits	2,605,406	73,764	2.83%	2,691,486	58,179	2.16%	2,212,343	39,586	1.79%
Federal Home Loan Bank borrowings	461,712	17,130	3.71%	670,157	22,871	3.41%	445,622	15,204	3.41%
Other borrowings	173,481	7,938	4.58%	214,710	6,324	2.95%	176,783	2,482	1.40%
Junior subordinated debt	87,638	5,604	6.39%	84,418	5,060	5.99%	53,242	2,940	5.52%

Total interest bearing liabilities	3,328,237	$104,436	3.14%	3,660,771	$92,434	2.52%	2,887,990	$60,212	2.08%

Non-interest bearing demand deposits	380,460			370,448			327,754
Other liabilities	35,000			33,824			32,919
Shareholders’ equity	417,524			422,017			335,791

Total Liabilities and Shareholders’ Equity	$4,161,221			$4,487,060			$3,584,454

Net interest spread			3.13%			3.22%			3.35%
Taxable equivalent net interest margin (3)		$131,485	3.49%		$142,139	3.48%		$118,652	3.60%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $3.5 million, $3.8 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.

(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2006 Compared to 2005			2005 Compared to 2004
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$(40)	$20	$(20)	$13	$24	$37
Loans, net of unearned income	(1,921)	13,711	11,790	49,200	5,821	55,021
Taxable securities	(11,677)	4,677	(7,000)	(2,852)	1,031	(1,821)
Tax-exempt securities (2)	(3,307)	(53)	(3,360)	2,708	(1,565)	1,143
Federal funds sold	184	47	231	(138)	65	(73)
Other earning assets	(732)	439	(293)	376	1,026	1,402

Total interest income change (2)	(17,493)	18,841	1,348	49,307	6,402	55,709

Increase (decrease) in interest expense:
Interest bearing demand deposits	67	1,941	2,008	96	697	793
Money market	(2,933)	1,329	(1,604)	(933)	1,213	280
Savings deposits	12	2,479	2,491	405	1,877	2,282
Certificates of deposit	1,273	11,417	12,690	12,196	3,042	15,238
Federal Home Loan Bank borrowings	(7,598)	1,857	(5,741)	7,655	12	7,667
Other borrowings	(1,387)	3,001	1,614	625	3,217	3,842
Junior subordinated debt	198	346	544	1,849	271	2,120

Total interest expense change	(10,368)	22,370	12,002	21,893	10,329	32,222

Net interest income increase (decrease) (2)	$(7,125)	$(3,529)	$(10,654)	$27,414	$(3,927)	$23,487

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses for the year ended December 31, 2006 increased 8.6% compared to the year ended December 31, 2005 primarily due to higher levels of under-performing and other impaired loans, higher probable losses associated with the deposit account overdraft program introduced in 2005, and changes in the distribution of commercial and industrial and commercial real estate loans among internal risk grades. The provision for 2006 also included approximately $2.4 million to replenish the allowance for the net loss on a $5.0 million commercial loan participation that was not previously reserved. This loan was first identified as being in default in January 2006, at which time the loan was placed on non-accrual but the estimable loss was minimal. As more information became available about the loan, the estimate of loss increased and a charge-off approximating $3.1 million was recorded in the second quarter of 2006, which was subsequently reduced by recoveries of approximately $0.7 million. For additional information, see the “Allowance for Loan Losses” section of this MD&A.

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2006	2005
Trust fees	$15,039	$14,305	$734	5.1%
Service charges on deposits	16,714	11,534	5,180	44.9%
Bank-owned life insurance	2,951	2,844	107	3.8%
Net securities gains (losses)	(7,798)	2,021	(9,819)	(485.8)%
Net gains on sale of mortgage loans	1,084	1,016	68	6.7%
Other income	12,418	7,413	5,005	67.5%

Total non-interest income	$40,408	$39,133	$1,275	3.3%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco. WesBanco’s non-interest income, excluding the $8.0 million in other-than-temporary impairment losses recognized in connection with the planned sale of securities and the $2.6 million gain on the sale of four Ritchie County, West Virginia branch offices, increased 17.1% as compared to 2005 and comprised 27.2% of total net revenues compared to 22.8% in 2005. For this purpose, total net revenues are the total of non-interest income and net interest income.

Trust fees increased in 2006 primarily due to an increase in new business and the market value of assets under management to $3.0 billion at December 31, 2006 from $2.6 billion at December 31, 2005. Service charges on deposits increased 44.9% to $16.7 million from $11.5 million in 2005, primarily driven by the fees earned from a new overdraft program introduced in the fourth quarter of 2005, and new checking account customers’ usage of such product as well as ordinary insufficient funds and other deposit fee increases.

Net securities gains (losses) for 2006 include $8.0 million of other-than-temporary impairment losses, recorded in the first quarter, in connection with the planned sale of approximately $200.0 million of available-for-sale securities that were in an unrealized loss position. This sale of securities was part of the repositioning of the balance sheet and was completed in the second quarter. Net gains in 2005 of $2.0 million were mostly from the sale of securities that were expected to underperform in a period of rising rates, primarily from duration and average maturity extension risk.

Other income was significantly enhanced in 2006 by the $2.6 million gain on the sale of the Ritchie County branch offices. Excluding this gain, other income increased by $2.4 million or 32.2% as compared to 2005. These increases resulted from growth in fee income from debit cards and other electronic banking activity, improved sales in securities and insurance business lines, and gains on early extinguishment of debt of $1.1 million that resulted from the FHLB of Cincinnati exercising call options on certain advances.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2006	2005
Salaries and wages	$40,269	$41,799	$(1,530)	(3.7)%
Employee benefits	13,414	14,491	(1,077)	(7.4)%
Net occupancy	7,504	7,167	337	4.7%
Equipment	7,921	8,381	(460)	(5.5)%
Marketing	5,143	4,535	608	13.4%
Amortization of intangible assets	2,511	2,667	(156)	(5.8)%
Restructuring and merger-related expenses	540	1,530	(990)	(64.7)%
Other operating	28,902	28,350	552	1.9%

Total non-interest expense	$106,204	$108,920	$(2,716)	(2.5)%

Non-interest expense decreased $2.7 million or 2.5% in 2006, primarily due to lower employee related expenses. Salaries, wages and employee benefits decreased $2.6 million or 4.6% from $56.3 million in 2005 to $53.7 million in 2006 primarily due to a decrease in full-time equivalent employees (FTEs) to 1,168 at December 31, 2006 from 1,200 at December 31, 2005, reductions in staff during 2005 and lower retirement costs and other benefits expense.

Marketing expense increased 13.4% in 2006 due to programs and customer incentives initiated in the fourth quarter of 2005 and continuing in 2006 designed to increase lower cost demand deposits and grow deposit-based activity fees.

For 2006, restructuring and merger-related expenses represent severance payments and lease termination costs incurred in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston processing centers. In 2005, such expenses represent costs incurred in connection with the Winton acquisition that was consummated on January 3, 2005 and, in the third quarter, additional restructuring costs were recorded relating to restructuring certain back office operations.

Other operating expenses increased $0.6 million or 1.9% primarily due to a $1.3 million increase in miscellaneous taxes, partially offset by a $0.5 million decrease in telecommunication expenses. Miscellaneous taxes increased due to additional state franchise taxes as operations continue to expand in Ohio and other states. Telecommunication expense decreased due to the implementation of a new company wide, intranet based, communication system.

Non-interest expense for 2006 as compared to 2005, excluding restructuring and merger related-expenses from both periods, was down 1.6%.

INCOME TAXES

The provision for federal and state income taxes decreased by 21.0% to $9.3 million in 2006 as compared to $11.7 million in 2005. The decrease in income tax expense was due to a decrease in pre-tax income and a decrease in the effective tax rate to 19.2% in 2006 as compared to 21.5% in 2005. The lower effective tax rate was due to a higher percentage of tax-exempt income to total income in 2006. Since the loss from securities sales and the gain from the branch sale are not expected to recur in 2007, WesBanco expects to have a slightly higher effective tax rate.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2006- 2005
(dollars in thousands)	2006	2005	$ Change	% Change	2004
Securities available-for-sale (at fair value):
U.S. Treasury	$—	$11,397	$(11,397)	(100.0)%	$—
Other government agencies and corporations	117,066	248,111	(131,045)	(52.8)%	314,399
Mortgage-backed securities	254,703	295,822	(41,119)	(13.9)%	397,341
Obligations of states and political subdivisions	17,586	36,227	(18,641)	(51.5)%	42,497
Corporate debt and equity securities	6,165	11,614	(5,449)	(46.9)%	11,083

Total securities available-for-sale	395,520	603,171	(207,651)	(34.4)%	765,320

Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	$341,187	$389,393	$(48,206)	(12.4)%	$367,780

Total securities held-to-maturity	341,187	389,393	(48,206)	(12.4)%	367,780

Total securities	$736,707	$992,564	$(255,857)	(25.8)%	$1,133,100

Available-for-sale securities:
Weighted average yield at the respective year end	4.70%	3.96%			3.95%
As a % of total securities	53.7%	60.8%			67.5%
Weighted average life (in years)	3.4	3.1			3.0
Held-to-maturity securities:
Weighted average yield at the respective year end	6.79%	6.53%			6.70%
As a % of total securities	46.3%	39.2%			32.5%
Weighted average life (in years)	4.1	4.8			5.1

(1)	At December 31, 2006 and 2005, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, decreased 25.8% from December 31, 2005 to December 31, 2006. The decrease is attributable to the sale of approximately $200.0 million of investment securities in the second quarter in connection with the balance sheet repositioning. The proceeds from this sale and from prepayments, maturities and calls were used to pay down short-term and FHLB borrowings as rates rose and spreads between securities and wholesale borrowings decreased in a flat to inverted yield curve environment.

For 2006, the investment portfolio’s yield on a tax-equivalent basis was 5.46% which was higher than 2005’s yield of 5.01% as a result of the general increase in interest rates. For 2006, cash flows from the portfolio due to calls, maturities and prepayments increased to $337.4 million, from $270.7 million for 2005. As a result of 2006 investment securities sales, and the balance sheet repositioning strategy which reduced the proceeds available for reinvestment, the percentage of investment securities in the available-for-sale category decreased during the year to 53.7% from 60.8% at year-end 2005.

At December 31, 2006, total unamortized premium and discount on the investment portfolio, as a percentage of the total investment portfolio, was 0.41% and 2.21%, respectively, compared to 0.59% and 1.74%

at December 31, 2005, respectively. The premium amortization on the investment portfolio recorded as a reduction to interest income for 2006 was $1.5 million, down from the $3.4 million experienced in 2005. Premium on mortgage-backed securities, which represent 44.0% of the total premium, is subject to increased amortization in times of accelerated prepayments and decreased amortization as prepayments fall in a rising rate scenario. The discount accretion on the investment portfolio recorded into income was $2.6 million for 2006 and $1.8 million for 2005. The discount primarily relates to obligations of states and political subdivisions, which have longer average maturities, comprising 61.1% of the total discount.

At December 31, 2006, WesBanco had $84.8 million in investment securities in an unrealized loss position for less than 12 months and $331.9 million in investment securities in an unrealized loss position for more than 12 months, compared to $226.1 and $432.8 million for the same categories at December 31, 2005, respectively. WesBanco believes that all of the unrealized securities losses at December 31, 2006, are considered temporary impairment losses due to the securities having lower interest rates than current market interest rates rather than such securities experiencing credit downgrades. Accordingly, no impairment loss has been recorded in the Consolidated Statements of Income in 2006 for securities held at December 31, 2006. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for more information.

Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $5.1 million market loss as of December 31, 2006, compared to a $12.3 million market loss as of December 31, 2005. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available-for-sale portfolio and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale as well as the portion of new investments allocated to this category versus the held-to-maturity portfolio. If these securities were held to their respective maturity dates, no fair value gain or loss would be realized. The decline in the net unrealized losses is primarily due to the sales of securities in 2006 which resulted in recognition of an $8.0 million pre-tax realized loss.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

	December 31, 2006
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available-for-sale: (2)
Other government agencies and corporations	$16,000	4.23%	$79,531	4.37%	$22,643	4.68%	$—	—%
Mortgage-backed securities (3)	6,162	4.21%	239,855	4.81%	11,414	4.43%	3,177	5.12%
Obligations of states and political subdivisions (1)	—	—	4,729	4.85%	7,141	5.72%	5,967	4.79%
Corporate debt and equity securities	—	—	—	—	—	—	3,996	4.84%

Total securities available-for-sale	22,162	4.23%	324,115	4.70%	41,198	4.79%	13,140	4.88%

Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions (1)	4,590	7.41%	44,023	6.47%	133,828	6.56%	158,746	6.44%

Total securities	$26,752	4.77%	$368,138	4.91%	$175,026	6.14%	$171,886	6.32%

*	Yields are calculated using a weighted-average yield to maturity.

(1)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Maturity amounts and average yields on securities available-for-sale have been calculated based on amortized cost.

(3)	Mortgage-backed securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.

LOANS AND CREDIT RISK

Loans represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income. WesBanco makes loans for business and consumer purposes. Business purpose loans consist of commercial and industrial loans as well as commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Loans held for sale may include both business purpose and consumer purpose loans but generally consist of residential real estate loans originated for sale in the secondary market. WesBanco generally extends credit to borrowers that are primarily located within the market areas where WesBanco has branch offices. Recent acquisitions and organic growth in central Ohio have diversified the geographic distribution of the loan portfolio, which was previously more concentrated within West Virginia.

Each type of loan entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. The elements of risk that are distinct to a particular type of loans are explained further throughout this section of MD&A. The loan portfolio is summarized in Table 8.

TABLE 8. COMPOSITION OF LOANS (1)

	December 31,
	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$409,347	14.1%	$417,161	14.2%	$409,904	16.5%	$369,786	19.1%	$306,071	16.8%
Commercial real estate	1,165,823	40.0%	1,118,342	38.0%	898,140	36.1%	623,243	32.2%	504,902	27.7%
Residential real estate	896,533	30.8%	929,823	31.6%	771,337	31.0%	577,362	29.9%	569,095	31.3%
Home equity	161,602	5.6%	175,651	6.0%	148,486	6.0%	111,981	5.8%	117,964	6.5%
Consumer	274,908	9.4%	271,100	9.2%	257,499	10.3%	249,425	12.9%	318,129	17.4%

Total portfolio loans	2,908,213	99.9%	2,912,077	99.0%	2,485,366	99.9%	1,931,797	99.9%	1,816,161	99.7%
Loans held for sale	3,170	0.1%	28,803	1.0%	3,169	0.1%	1,741	0.1%	4,724	0.3%

Total loans	$2,911,383	100.0%	$2,940,880	100.0%	$2,488,535	100.0%	$1,933,538	100.0%	$1,820,885	100.0%

(1)	Loans are presented gross of the allowance for loan losses, and net of unearned income, unamortized deferred loan fee income and loan origination costs.

Total portfolio loans decreased less than 1% between December 31, 2005 and December 31, 2006 due to an intentional reduction in the retention of fixed rate residential real estate loans in the portfolio and reduced market opportunities for residential real estate and home equity loans, which offset continued organic growth in commercial real estate lending. Commercial real estate loan growth was primarily driven by several large new projects in the Upper Ohio Valley, Western Pennsylvania and Columbus, Ohio markets but was also attributable to continued expansion of existing customer relationships, investor optimism about commercial real estate investment, and repositioning of lending staff in those markets with more opportunity for growth. Commercial and industrial loan growth remained tempered by higher short-term interest rates, elevated energy costs, and general economic uncertainty that all contribute to business contraction and fewer new capital expenditures that require financing. Loan growth in 2006 was also impacted by WesBanco’s focus on obtaining appropriate interest rate spreads on new loans and maintaining prudent underwriting standards in a very competitive lending environment, and planned exits of certain higher risk commercial and industrial and commercial real estate loans. Consumer loans were relatively unchanged as declines in indirect automobile lending were offset by new opportunities for recreational vehicle loans originated by regional brokers.

Loans held for sale decreased between December 31, 2005 and December 31, 2006 as a result of completing the sale in the first quarter of $19.3 million of loans as part of the sale of the Ritchie County branch offices and $6.0 million of under-performing commercial real estate loans that were classified as held for sale at December 31, 2005.

Loan commitments, which are not reported on the balance sheet, consist of available balances on lines of credit, letters of credit, deposit account overdraft protection programs, and other approved commitments to extend credit. This includes commercial and industrial lines and letters of credit, home equity and other consumer lines of credit, and commercial and residential real estate construction loans. Loan commitments are summarized in Table 9.

TABLE 9. COMPOSITION OF LOAN COMMITMENTS

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Lines of credit:
Commercial and industrial	$184,625	$187,666	$177,316	$153,878	$118,340
Commercial real estate	127,554	122,561	114,551	60,884	43,201
Residential real estate	9,429	18,755	10,838	4,796	4,376
Home equity	144,082	144,126	118,297	96,350	89,238
Consumer	13,055	12,510	10,322	9,814	6,815
Letters of credit	44,168	41,351	42,003	31,579	29,088
Deposit account overdraft limits	50,143	42,016	—	—	—

Total portfolio loan commitments	573,056	568,985	473,327	357,301	291,058
Loans held for sale	—	2,595	—	—	—

Total loan commitments	$573,056	$571,580	$473,327	$357,301	$291,058

Total loan commitments increased less than 1% between December 31, 2005 and December 31, 2006. Expansion of the deposit account overdraft program introduced in 2005 and available balances on new commercial real estate construction loans contributed to the increase, while available balances on residential real estate construction loans decreased significantly as new housing starts slowed in 2006.

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

Credit Risk—The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. In addition to the inherent risk of a change in a borrower’s repayment capacity, economic conditions and other factors beyond WesBanco’s control can adversely impact credit risk. WesBanco’s primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration that varies by the type of loan. WesBanco’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s repayment capacity; the adequacy of collateral, if any, to secure the loan; and other factors unique to each loan that may increase or mitigate its risk. Unsecured credit is only extended to those borrowers that have the income and financial assets to support the credit without the benefit of collateral.

Business Purpose Loans—Most commercial and industrial and commercial real estate loans are originated directly by WesBanco. At times, WesBanco may also participate in loans originated by other lending institutions, including Shared National Credits, which are defined by banking regulatory agencies as lending arrangements with three or more participating financial institutions and credit exceeding $20 million in the aggregate. WesBanco conducts its own customary credit evaluation before purchasing or participating in these loans. The risks associated with these loans are similar to those of directly originated business loans however additional risk may arise from limited ability to control actions of the lead or agent institution that originated the loan.

There are no significant loans to commercial and industrial borrowers or loans to finance commercial real estate located outside of WesBanco’s market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with WesBanco.

WesBanco originated approximately $427 million of business purpose loans in 2006 compared to $457 million in 2005. The 6.5% decrease in new business purpose loan originations was attributable to a general slowdown in new lending opportunities as well as WesBanco’s focus on pricing discipline to achieve an appropriate rate of return on business loans.

WesBanco maintains a loan grading system that categorizes commercial and industrial and commercial real estate loans according to their level of credit risk. The risk grading system reflects each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All commercial and industrial and commercial real estate loans are assigned a grade at their inception, and grades are regularly reviewed and evaluated. To facilitate regular reviews of repayment capacity, borrowers are required to furnish WesBanco with periodic financial statements and other information when appropriate depending on the size and type of loan, such as accounts receivable aging reports and rent rolls for investor-owned commercial real estate. Credit risk is monitored by performing regular periodic reviews of borrowing relationships over a specified amount, which includes verifying each borrower’s compliance with applicable loan covenants. When the risk profile of a loan changes its grade is adjusted to reflect the change in risk. The loan grading system allows management to identify adverse trends and evaluate the overall quality of the portfolio, and also facilitates evaluating the adequacy of the allowance for loan losses.

Consumer Purpose Loans—Most consumer purpose loans, except for indirect loans originated by automobile and recreational vehicle dealers and other sellers of consumer goods, are originated directly by WesBanco. This includes residential real estate loans and home equity lines of credit. At times, WesBanco also purchases pools of residential real estate loans originated by other lending institutions to maintain an appropriate interest rate risk profile or to better balance the composition of the entire loan portfolio. WesBanco conducts its own customary credit evaluation before purchasing indirect consumer loans and pools of residential real estate loans. Purchased pools of residential real estate loans include properties located within and outside of WesBanco’s markets. Consumer purpose loans are a homogeneous group of loans, generally smaller in amount than business purpose loans, which are spread over a larger number of diverse individual borrowers.

WesBanco originated approximately $122 million of residential real estate loans for retention in the portfolio in 2006 compared to $182 million in 2005. WesBanco also originated approximately $73 million of residential real estate loans for sale in the secondary market in 2006 compared to $74 million in 2005. The volume of new residential real estate loans in both years was impacted by a general slowing of homes sales and refinancing activity.

WesBanco originated approximately $40 million of home equity loans in 2006 compared to $36 million in 2005 and approximately $128 million of other types of consumer loans in 2006 compared to $148 million in 2005. Opportunities to extend home equity lines of credit remained strong in 2006 as many consumers continued to consolidate other forms of debt while competition from automobile manufacturers for indirect loans continued to impact new consumer loan activity.

WesBanco generally does not make “sub-prime” or high loan-to-value consumer purpose loans, as those terms are commonly used in the banking industry. WesBanco does extend credit to borrowers that may have one or more characteristics of a sub-prime loan, such as credit bureau scores that are less than, or debt-to-income ratios that are greater than policy guidelines. These loans are generally made only when the credit risk associated with the sub-prime characteristics of the borrower are properly justified and mitigated by obtaining acceptable co-makers or guarantors or requiring additional collateral, or by the deposit and other non-lending relationships of the borrower with WesBanco.

WesBanco does not maintain information about the industry in which consumer borrowers are employed because such information is typically obtained only when each loan is originated and therefore becomes inaccurate as borrowers change employment during the term of their loans. Instead, WesBanco estimates such information based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any of WesBanco’s markets. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on the risk of consumer purpose loans.

Commercial and Industrial Loans—Commercial and industrial loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes, and term loans to finance fixed assets other than real estate for a wide variety of businesses. Most of WesBanco’s commercial and industrial borrowers are privately held companies with annual sales generally not in excess of $50 million. Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by WesBanco. However, lines of credit and letters of credit may also be committed for more than one year when appropriate. Loans secured by equipment and other types of collateral have terms that are consistent with the purpose of the loan that generally do not exceed ten years. Interest rates on lines of credit are generally variable based on a short-term interest rate index such as the Prime Rate or LIBOR while interest rates on term loans may be fixed for the entire term of the loan or adjustable ranging from one to five years based on an appropriate index.

TABLE 10. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2006
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$14,312	$71,872	$29,526	$115,710
Variable rate loans	31,521	143,285	118,831	293,637

Total commercial and industrial loans	$45,833	$215,157	$148,357	$409,347

Commercial and industrial lines of credit	$27,745	$143,404	$13,476	$184,625
Commercial and industrial letters of credit	32,328	11,617	223	44,168

Total commercial and industrial loan commitments	$60,073	$155,021	$13,699	$228,793

The primary factors that are considered in underwriting commercial and industrial borrowers are their historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, quality of management, and external influences on the business.

Commercial and industrial loan risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets, and by requiring collateral where appropriate. The type and amount of the collateral varies from loan to loan depending on the overall financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary impairment of their cash flow. Unsecured loans approximated 11% of total commercial and industrial loans including commitments at December 31, 2006 and December 31, 2005.

Certain types of collateral that fluctuate with business conditions, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Readily marketable collateral such as securities, including securities held in WesBanco trust accounts, significantly mitigates credit risk but are subject to fluctuations in market value. Therefore, readily marketable collateral is also monitored to evaluate its continued adequacy. Loans secured by readily marketable collateral, including bank deposit accounts, approximated 11% of total commercial and industrial loans including commitments at December 31, 2006 and December 31, 2005.

Participation commercial and industrial in loans originated by other lending institutions, most of which were Shared National Credits, approximated 6% of total commercial and industrial loans including commitments at December 31, 2006 compared to 7% at December 31, 2005.

WesBanco categorizes commercial and industrial loans by industry according to the North American Industry Classification System (“NAICS”) and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. The commercial and industrial portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy with no significant concentration in any single sector or industry as set forth in Table 11.

TABLE 11. COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY SECTOR (1)

	December 31, 2006
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Amount	% of Total	% of Capital	Average Loan	Largest Loan
Automobile sales	$19,376	$11,105	$30,481	4.8%	7.3%	$500	$6,750
Construction and contracting	35,302	33,280	68,582	10.8%	16.5%	121	4,500
Entertainment and recreation	14,501	1,312	15,813	2.5%	3.8%	236	4,918
Finance and insurance	8,558	12,947	21,505	3.4%	5.2%	242	5,000
Government organizations	20,496	5,987	26,483	4.2%	6.4%	147	5,200
Manufacturing	29,306	22,666	51,972	8.1%	12.5%	170	5,424
Mining, energy and utilities	29,422	14,780	44,202	6.9%	10.6%	297	15,000
Other retail sales	34,149	14,590	48,739	7.6%	11.7%	132	3,100
Personal, professional and administrative services	44,980	19,491	64,471	10.1%	15.5%	108	6,232
Physicians and healthcare services	37,177	31,827	69,004	10.8%	16.6%	138	9,160
Real estate and equipment leasing	25,077	12,183	37,260	5.8%	8.9%	87	4,019
Religious organizations	29,053	9,613	38,666	6.1%	9.3%	545	15,000
Restaurants and lodging	12,742	3,913	16,655	2.6%	4.0%	110	2,500
Schools and educational services	12,651	12,490	25,141	3.9%	6.0%	645	6,104
Transportation and warehousing	13,901	1,440	15,341	2.4%	3.7%	54	1,227
Wholesale and distribution	17,139	8,975	26,114	4.1%	6.3%	124	3,000
Unclassified and other industries	25,517	12,194	37,711	5.9%	9.0%	105	2,200

Total commercial and industrial loans	$409,347	$228,793	$638,140	100.0%	153.3%	$147

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

There were no material changes in the distribution of loans among sectors and industries between December 31, 2005 and December 31, 2006. The largest changes in exposure to specific sectors were a 15% increase in religious organizations, a 13% increase in mining, energy and utilities, a 24% decrease in schools and educational services, and an 11% decrease in personal, professional and administrative services.

Commercial Real Estate—Commercial real estate consists of loans to purchase, construct or refinance owner-occupied and investor-owned properties. Owner-occupied properties consist of loans to borrowers in a diverse range of industries but may include special purpose or single use types of facilities. Investor-owned properties include 1-to-4 family rental units, multi-family apartment buildings, and other facilities that are rented or leased to unrelated parties, as well as land and residential or commercial development. Commercial real estate loans generally have repayment terms ranging from 10 to 25 years depending on the type, age and condition of the property. Loans with amortization periods of more than 20 years typically also have a maturity date or call option of 10 years or less. Interest rates generally are adjustable ranging from one to five years based on an appropriate index. Commercial real estate construction loans are generally made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. Construction loans require payment of interest only during the construction period, which can range from as short as six months to up to three years for larger, multiple phase projects such as residential housing developments.

TABLE 12. MATURITIES OF COMMERCIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2006
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$25,253	$66,907	$100,668	$192,828
Variable rate loans	84,290	114,105	774,600	972,995

Total commercial real estate loans	$109,543	$181,012	$875,268	$1,165,823

Total commercial real estate loan commitments	$25,110	$57,605	$44,839	$127,554

The primary factors that are considered in underwriting owner-occupied commercial real estate loans are identical to the factors used to underwrite commercial and industrial loans since the repayment of those loans must come from the cash flow generated by the business. The primary factors that are considered in determining repayment capacity for investor-owned commercial real estate are the net operating income generated by the property and the type, quality and mix of tenants. The type, age, condition and location of the property are considered for both owner-occupied and investor-owned properties.

Credit risk in the commercial real estate category is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers; and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the loan balance in relation to the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value ratio. Market values are generally determined by current appraisals of the property. Loan-to-value ratios are generally limited to 80% of the market value of the property, but lower ratios may be required for certain types of properties, or when other factors exist that may increase the potential volatility of the market value of a particular property type such as single or special use properties that cannot be easily converted to other uses. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan-to-value. Owner-occupied commercial real estate loans also often have other collateral in addition to real estate.

Commercial real estate risk is also managed by periodic site visits to financed properties and monitoring the factors in each of WesBanco’s markets that influence real estate collateral values such as rental rates, occupancy trends, and capitalization rates.

Environmental risk is also an important factor that is evaluated for commercial real estate loans. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property, or any adjacent properties, are likely to have resulted in contamination of the subject property.

Construction loans also have the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making commercial real estate construction loans to developers with established reputations who operate in WesBanco’s markets and have the necessary capital to absorb unanticipated increases in the cost of a project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects.

Participation in commercial real estate loans originated by other lending institutions approximated 5.5% of total commercial real estate loans at December 31, 2006 and December 31, 2005. Approximately 10% of total commercial real estate loan participations are Shared National Credits.

WesBanco monitors the commercial real estate portfolio for potential concentrations within a single property type or geographic location. Commercial real estate loans are generally diversified with no significant concentration as set forth in Table 13. The distribution of loans among property types did not change materially from December 31, 2005 to December 31, 2006. The largest geographic accumulation of loans for a particular property type is multi-family apartment loans in the Cincinnati market, which represented approximately 3.7% of total commercial real estate loans at December 31, 2006 compared to 5.5% at December 31, 2005. The Cincinnati rental housing market has been relatively stable, new construction of multi-family units has not been excessive, and there has been steady demand for properties when they become available-for-sale in the market. The most significant risk is that property values would decline if income capitalization rates that have been at record lows return to their historical average.

TABLE 13. COMMERCIAL REAL ESTATE LOANS BY PROPERTY TYPE (1)

	December 31, 2006
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Amount	% of Total	% of Capital	Average Loan	Largest Loan
1-to-4 family residential rentals	$119,918	$13,077	$132,995	10.3%	31.9%	$94	$14,250
1-to-4 family residential development	47,354	29,648	77,002	6.0%	18.5%	837	7,300
Multi-family apartments	144,808	6,913	151,721	11.8%	36.5%	379	8,588
Churches and other places of worship	20,476	424	20,900	1.6%	5.0%	218	1,630
Gasoline stations and auto service facilities	18,502	632	19,134	1.5%	4.6%	361	2,871
General purpose commercial buildings	148,610	4,190	152,800	11.8%	36.7%	241	3,107
Hospitals and medical facilities	61,123	7,427	68,550	5.3%	16.4%	1,490	5,000
Hotels and motels	26,192	271	26,463	2.0%	6.3%	1,059	6,549
Industrial buildings and warehouses	69,886	9,630	79,516	6.1%	19.1%	572	7,500
Land and land development	77,485	10,984	88,469	6.8%	21.2%	233	17,700
Mixed or multiple use facilities	90,932	5,934	96,866	7.5%	23.2%	419	14,188
Office buildings	140,840	19,794	160,634	12.4%	38.5%	474	16,000
Restaurants and eating places	16,178	282	16,460	1.3%	3.9%	412	4,452
Schools and education facilities	20,079	2,826	22,905	1.8%	5.5%	1,145	9,937
Shopping centers and other retail	90,153	14,040	104,193	8.1%	25.0%	467	4,250
Special or single use facilities	43,215	1,230	44,445	3.4%	10.7%	269	1,676
Unclassified and other property types	30,072	252	30,324	2.3%	7.3%	115	4,615

Total commercial real estate loans	$1,165,823	$127,554	$1,293,377	100.0%	310.3%	$284

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

Banking regulators are concerned that some financial institutions have high and increasing concentrations of commercial real estate loans and that these concentrations may make such institutions more vulnerable to cyclical commercial real estate markets. As a result, the regulators issued guidelines in 2006 for determining if a bank has a concentration in certain types of commercial real estate loans where the source of repayment primarily depends upon rental income or the sale, refinancing, or permanent financing of the property. The guidelines establish two thresholds for measuring whether a concentration exists: (1) 100% of capital for the total of construction, land development, and other land loans; and (2) 300% of capital for total construction, land development, other land loans and loans secured by multi-family apartments and investor-owned commercial properties. WesBanco’s commercial real estate exposures for the foregoing thresholds at December 31, 2006 approximated 62% and 128% of capital, respectively, which are well below the levels that would be considered a concentration.

Residential Real Estate Loans—Residential real estate consists of loans to consumers to purchase, construct or refinance personal residences as well as some 1-to-4 family rental properties. WesBanco originates conforming and non-conforming mortgages to be held in its portfolio as well as loans for sale in the secondary market. Non-conforming mortgages are those loans that do not meet all of the documentation standards for sale in the secondary market.

Residential real estate loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. The remainder of the portfolio has interest rates that are primarily based on the Treasury Constant Maturity index and adjust from between one and five years.

TABLE 14. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2006
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$2,628	$25,224	$551,178	$579,030
Variable rate loans	393	7,796	309,314	317,503

Total residential real estate loans	$3,021	$33,020	$860,492	$896,533

Total residential real estate loan commitments	$299	$—	$9,130	$9,429

Credit risk in the residential real estate portfolio is mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the amount of the loan in relation to the appraised value of the property. WesBanco generally does not make residential real estate loans with loan to value ratios in excess of 100%, and loan requests that exceed 80% of the value of the property are typically also supported by mortgage insurance. Credit risk is also managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in WesBanco’s markets.

Residential real estate loans include properties that are being built under contract for the eventual occupant of the residence. Loans to contractors to finance speculative residential construction are categorized as commercial real estate loans. Residential construction loans also have the risk that the builder may not complete the residence, or not complete it on time or within budget. Residential construction loans are typically made with the expectation that they will convert to a permanent mortgage loan upon completion of construction. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Construction risk is mitigated by evaluating the builder’s reputation and capacity to complete each project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed.

The risks associated with purchased loan pools are generally similar to those of directly originated residential real estate loans, however, the servicing of those loans, including the collecting of payments, maintenance of escrow accounts and if necessary, foreclosure processing is generally performed by another party other than WesBanco. Purchased loan pools approximated 7% of residential real estate loans at December 31, 2006 compared to 8% at December 31, 2005.

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

Home Equity Loans—Home equity lines of credit consist of revolving lines to consumers that are secured by first or second liens on primary residences generally located within WesBanco’s market areas. Home equity lines are generally limited to an amount in relation to the market value of the property net of the first mortgage, if any, which generally may not exceed 90% of the property value.

Most home equity lines of credit originated prior to 2005 are available to the borrower as a revolving line of credit for up to 15 years, at which time the outstanding balance is required to be repaid over a term of not more than 7 years. More recently, most new home equity lines of credit are available to the borrower for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by WesBanco under certain circumstances.

TABLE 15. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2006
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$5	$20	$130	$155
Variable rate loans	2,658	56,562	102,227	161,447

Total home equity	$2,663	$56,582	$102,357	$161,602

Total home equity commitments	$2,206	$62,625	$79,251	$144,082

Credit risk in the home equity category is similar to and therefore mitigated and monitored in much the same manner as described for residential real estate. The risk associated with the revolving availability of home equity lines is also mitigated by the borrower’s periodic reduction of the principal balance of their first mortgage, if any, through regular monthly payments, which increases the residual value of the collateral in relation to the amount of the home equity line.

Consumer Loans—Consumer loans consists of installment loans originated directly by WesBanco and, indirectly through dealers to finance purchases of automobiles, motorcycles, boats, and other recreational vehicles, and lines of credit that are either unsecured or secured by collateral other than residential real estate.

The maximum term for automobile loans and other installment loans is generally 84 months or less depending on the age of the automobile and other factors while the maximum term for recreational vehicle loans is generally 180 months. The maximum term for unsecured loans typically does not exceed 60 months. Consumer lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by WesBanco under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan and lines of credit are fully adjustable.

TABLE 16. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2006
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$6,859	$137,099	$109,444	$253,402
Variable rate loans	755	17,023	3,728	21,506

Total consumer loans	$7,614	$154,122	$113,172	$274,908

Total consumer loan commitments	$25	$11,577	$1,453	$13,055

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

The majority of consumer loans are secured by a motor vehicle, recreational vehicle or consumer goods. Unsecured consumer loans, which represent the highest risk, approximated 12% of total consumer loans at December 31, 2006 compared to 10% at December 31, 2005. Conversely, loans secured by bank deposits or readily marketable collateral, which represent the lowest risk approximated 8% of total consumer loans at December 31, 2006 compared to 7% at December 31, 2005.

Loans Held For Sale—Loans held for sale typically consists solely of residential real estate loans originated for sale in the secondary market, which totaled $3.2 million at December 31, 2006 compared to $2.0 million at December 31, 2005. Loans held for sale at December 31, 2005 also included $26.8 million of other loans which are discussed below.

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

Loans held for sale at December 31, 2005 also included certain under-performing loans at their fair market value of $6.0 million and $20.8 million of loans attributed to the Ritchie County branch offices. The sale of all of these loans was completed during the first quarter of 2006.

UNDER-PERFORMING ASSETS

Under-performing assets includes non-performing loans that have been place on non-accrual or renegotiated, other real estate and repossessed collateral, certain other loans that are categorized as impaired, and loans that are past due 90 days or more but accruing interest. Other real estate primarily consists of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residential real estate of relocated WesBanco employees, which are not attributable to lending activities. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans.

WesBanco seeks to develop individual strategies for under-performing loans that will minimize their probable loss. However, there is no assurance that such strategies will be successful and the loans may ultimately result in a foreclosure or other course of liquidation. WesBanco also seeks to minimize the period for which it holds other real estate and repossessed collateral while also ensuring that it obtains a fair value upon the disposition of those assets.

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans:
Commercial and industrial	$4,122	$2,099	$2,511	$4,093	$3,598
Commercial real estate	11,910	6,229	4,768	3,901	3,519
Residential real estate	102	933	785	266	301
Home equity	—	17	28	—	—
Consumer	20	4	103	2	62
Loans held for sale	—	638	—	—	—

Total non-accrual loans	16,154	9,920	8,195	8,262	7,480

Renegotiated loans:
Commercial real estate	—	—	—	653	2,633
Consumer	—	—	—	—	13

Total renegotiated loans	—	—	—	653	2,646

Total non-performing loans	16,154	9,920	8,195	8,915	10,126
Other real estate and repossessed assets	4,052	1,868	2,059	2,907	4,213

Total non-performing assets	$20,206	$11,788	$10,254	$11,822	$14,339

Non-performing loans as a percentage of total loans	0.55%	0.34%	0.33%	0.46%	0.56%
Non-performing assets as a percentage of total assets	0.49%	0.27%	0.26%	0.34%	0.43%
Non-performing assets as a percentage of total loans, other real estate and repossessed assets	0.69%	0.40%	0.41%	0.61%	0.79%

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

Non-accrual loans increased 63% between December 31, 2005 and December 31, 2006. Approximately $5.3 million of the increase consisted of three loans that were previously reported as other impaired loans or loans past due 90 days or more and placed on non-accrual in the fourth quarter of 2006. During 2006, approximately $19.2 million of loans including a $5.0 million commercial loan participation were placed on non-accrual, approximately $8.1 million of non-accrual loans were either paid off or paid down by the borrower, and approximately $4.9 million of non-accrual loans were charged off or charged down.

Other real estate and repossessed collateral increased 117% between December 31, 2005 and December 31, 2006 as a result of an overall increase in foreclosure activity, particularly in Ohio, which had one of the highest foreclosure rates in the United States in 2006. During 2006, approximately $3.8 million of real estate was acquired through foreclosure and $2.4 million of other collateral was repossessed, and approximately $1.4 million of real estate and $2.3 million of other repossessed collateral was sold. Approximately $0.5 million of real estate was written down due to a decline in its market value during the year.

TABLE 18. OTHER IMPAIRED LOANS

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Commercial and industrial	$1,160	$1,500	$5,295	$3,935	$6,965
Commercial real estate	1,832	3,065	1,783	2,096	4,284

Total other impaired loans	$2,992	$4,565	$7,078	$6,031	$11,249

Other impaired loans consist of loans that are risk graded as substandard or doubtful and are not fully secured by collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans continue to accrue interest, have not been renegotiated, and may or may not be delinquent or have a record of delinquent payments.

Other impaired loans decreased 34% between December 31, 2005 and December 31, 2006 as a result of certain loans in that category being placed on non-accrual in 2006 because of further deterioration in their repayment capacity or worsening delinquency. During 2006, approximately $4.4 million of loans were added to other impaired loans, approximately $2.1 million were either paid off or paid down by the borrower, and approximately $3.9 million were placed on non-accrual in the fourth quarter of 2006. Similar to non-accrual loans, WesBanco seeks to develop an appropriate strategy for each impaired loan, however, there is no assurance that such strategies will be successful and the loan may ultimately result in a foreclosure or other course of liquidation.

TABLE 19. LOANS PAST DUE 90 DAYS OR MORE

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Commercial and industrial	$693	$488	$665	$1,349	$1,460
Commercial real estate	2,697	4,651	3,602	1,100	3,766
Residential real estate	1,951	3,707	2,133	3,858	4,688
Home equity	579	249	439	290	344
Consumer	568	833	745	1,198	1,847

Total portfolio loans	6,488	9,928	7,584	7,795	12,105
Loans held for sale	—	126	—	—	—

Total loans past due 90 days or more	$6,488	$10,054	$7,584	$7,795	$12,105

Loans past due 90 days or more as a percentage of total loans	0.22%	0.34%	0.30%	0.40%	0.66%

Loans past due 90 days or more and accruing interest decreased 35% between December 31, 2005 and December 31, 2006. Approximately $2.2 million of the decrease is attributable to aggressive collection efforts to bring a number of loans current or paid off, and approximately $1.4 million was placed on non-accrual in the fourth quarter of 2006 as collection efforts no longer appeared likely to result in the loan being brought current or paid off.

Participations in loans originated by other lending institutions included in any under-performing loan category were not material at December 31, 2006 and December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

Please refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” section of this MD&A for additional information about the factors that impact management’s estimation of probable losses to determine the appropriate allowance for loan losses.

The allowance for loan losses increased 3% between December 31, 2005 and December 31, 2006 despite a reduction in total loans to provide for increased risk of loss attributed to higher levels of under-performing loans, higher probable losses associated with WesBanco’s deposit account overdraft program introduced in 2005, and changes in the distribution of commercial and industrial and commercial real estate loans among internal risk grades.

TABLE 20. ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2006		2005		2004		2003		2002
Beginning balance of allowance for loan losses	$30,957		$29,486		$26,235		$25,080		$20,786
Allowance for loan losses of acquired banks	—		1,947		2,071		—		3,903
Provision for loan losses	8,739		8,045		7,735		9,612		9,359
Charge-offs:
Commercial and industrial	4,163		2,729		1,967		2,613		1,888
Commercial real estate	1,247		1,111		937		1,402		2,207
Residential real estate	313		335		329		293		328
Home equity	128		222		85		43		172
Consumer	3,822		6,204		4,850		4,776		5,121

Total loan charge-offs	9,673		10,601		8,168		9,127		9,716
Deposit account overdrafts	1,024		—		—		—		—

Total loan and deposit account overdraft charge-offs	10,697		10,601		8,168		9,127		9,716

Recoveries:
Commercial and industrial	1,145		464		403		126		243
Commercial real estate	55		87		48		39		37
Residential real estate	136		155		68		30		86
Home equity	—		—		—		—		2
Consumer	1,484		1,374		1,094		475		380

Total loan recoveries	2,820		2,080		1,613		670		748
Deposit account overdrafts	160		—		—		—		—

Total loan and deposit account overdraft recoveries	2,980		2,080		1,613		670		748

Net loan and deposit account overdraft charge-offs	7,717		8,521		6,555		8,457		8,968

Ending balance of allowance for loan losses	$31,979		$30,957		$29,486		$26,235		$25,080

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.74%		0.53%		0.41%		0.78%		0.55%
Commercial real estate	0.10%		0.09%		0.12%		0.25%		0.45%
Residential real estate	0.02%		0.02%		0.01%		0.05%		0.04%
Home equity	0.08%		0.12%		0.07%		0.04%		0.14%
Consumer	0.85%		1.83%		1.48%		1.57%		1.42%

Total loan charge-offs	0.23%		0.29%		0.31%		0.46%		0.50%

Allowance for loan losses as a percentage of total loans	1.10%		1.05%		1.18%		1.36%		1.38%
Allowance for loan losses to total non-performing loans	1.98	x	3.12	x	3.60	x	2.94	x	2.48	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	1.41	x	1.55	x	1.87	x	1.57	x	1.13	x
Allowance for loan losses to total non-performing loans, loans past due 90 days or more and other impaired loans	1.25	x	1.26	x	1.29	x	1.15	x	0.75	x
Provision for loan losses as a percentage of net loan charge-offs	113.2%		94.4%		118.0%		113.7%		104.4%

Total charge-offs for 2006 were comparable to 2005 but total recoveries increased 43% in 2006 compared to 2005. As a result, net charge-offs decreased 9% in 2006. While total charge-offs were relatively unchanged, the composition of losses was significantly different compared to the prior year. Commercial and industrial charge-offs increased 52% with approximately $3.1 million of the total recorded in the second quarter of 2006 on a $5.0 million loan participation secured primarily by equipment. Conversely, consumer charge-offs decreased 38% as losses returned to a more normalized level following the increase in losses attributed to consumer bankruptcies in the fourth quarter of 2005 as a result of anticipated changes in bankruptcy laws in October 2005. Deposit account overdraft losses represent a new loss category in 2006 as these amounts were not material and charged directly to income in prior years. Total recoveries included approximately $0.7 million from the liquidation of collateral securing the commercial loan participation discussed above, reducing the net loss on that loan to approximately $2.4 million. For additional information, see the “Provision for Loan Losses” section of this MD&A.

TABLE 21. ALLOCATION AND COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Commercial and industrial	$11,728	$11,138	$12,957	$9,852	$9,473
Commercial real estate	13,915	13,027	10,521	10,660	9,046
Residential real estate	1,258	1,227	1,163	749	800
Home equity	400	391	295	223	106
Consumer	3,773	5,174	4,550	4,751	5,655
Deposit account overdrafts	904	—	—	—	—

Total allowance for loan losses	$31,978	$30,957	$29,486	$26,235	$25,080

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$30,704	$29,391	$27,863	$23,674	$20,405
Specific reserves pursuant to SFAS No. 114	1,274	1,566	1,623	2,561	4,675

Total allowance for loan losses	$31,978	$30,957	$29,486	$26,235	$25,080

The allowance for commercial and industrial loans increased 5% between December 31, 2005 and December 31, 2006 to provide for higher probable losses associated with general economic conditions, external factors such as higher energy costs and rising interest rates, and elevated levels of under-performing loans. The allowance for commercial and industrial loans also reflects the impact of the large commercial and industrial loan loss in 2006 on historical loss rates.

The allowance for commercial real estate loans increased 7% between December 31, 2005 and December 31, 2006 to provide for probable losses attributable to continued growth in commercial real estate loans, weakness in certain types of real estate or in certain markets, the impact of higher interest rates and elevated levels of under-performing loans.

Internal risk grades were changed throughout 2006 on approximately $43 million of commercial and industrial and commercial real estate loans to reflect increased levels of risk on those loans. These changes in risk grades resulted in the application of a higher loss migration rate to estimate probable losses on this group of loans, which also increased the amount of general reserves at December 31, 2006 compared to December 31, 2005.

The allowance for residential real estate and home equity loans increased 2% between December 31, 2005 and December 31, 2006 despite a reduction in total loans in both categories to provide for the impact of higher interest rates and a recent increase in the number of mortgage loans resulting in foreclosure in the latter part of the year. The allowance for consumer loans decreased 27% between December 31, 2005 and December 31, 2006 consistent with the overall decline in consumer losses during the year.

Specific reserves decreased 19% between December 31, 2005 and December 31, 2006 despite an increase in non-accrual and other impaired loans as most of the loans included in those categories have diminished repayment capacity but appear to be adequately secured by the collateral or have only a minimal probable loss. General reserves increased 4% between December 31, 2005 and December 31, 2006 to reflect the factors discussed in the preceding paragraphs for each category of loans.

A portion of the allowance is attributed to the inherent imprecision of loss estimation models and the variability of management’s estimates in each loan category. The allowance for commercial and industrial and commercial real estate loans contain the highest level of imprecision because those loans are the most significant components of the loan portfolio, losses can be for significantly larger amounts when they occur, and probable losses are much less predictable than for residential real estate, home equity and consumer loans. Conversely, consumer loan losses are generally smaller in amount but occur with greater regularity while residential real estate and home equity loan losses occur infrequently and represent the smallest component of historical losses. Therefore, consumer purpose loan losses tend to be more predictable and estimable from period to period. Recent growth in commercial real estate loans also implies a higher risk of loss that is yet to be detected until newer loans become more seasoned, regardless of their apparent quality at the time they are made.

Although the allowance is allocated as described in Table 21, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable losses at December 31, 2006. In the event that management’s estimation of probable losses does not materialize, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

TABLE 22. DEPOSITS

	For the years ended December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Deposits
Non-interest bearing demand	$401,909	$392,116	$9,793	2.5%
Interest bearing demand	356,088	325,582	30,506	9.4%
Money market	354,082	444,071	(89,989)	(20.3)%
Savings deposits	441,226	462,601	(21,375)	(4.6)%
Certificates of deposit	1,442,242	1,403,954	38,288	2.7%

Total deposits	$2,995,547	$3,028,324	$(32,777)	(1.1)%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 78 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits decreased by $32.8 million or 1.1% in 2006 as a result of the Ritchie County branch sale totaling $37.3 million in deposits in the first quarter, and decreases in money market and saving deposits, partially offset by increases in demand deposits and certificates of deposits.

WesBanco has minimized the effect of rising interest rates by focusing on growth in non-interest bearing deposits, which increased 2.5% in 2006, after a 9.9% increase in the fourth quarter of 2005. Marketing programs over the last 15 months have resulted in the opening of a significant number of new accounts, increasing deposit levels. These transaction-based accounts are typically viewed as a lower-cost funding source and provided significant ancillary activity fee income in 2006. Non-interest bearing deposits represent 13.4% of total deposits as of December 31, 2006.

A new interest bearing account introduced in the second quarter for municipalities provided an alternative to repurchase agreements for these customers, increasing interest bearing demand deposits by 9.4% in 2006.

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

Increases in certificates of deposit are due to growth in retail and in the Certificate of Deposit Account Registry Service (CDARS®) product, introduced in the second quarter and marketed as an alternative to certain customer repurchase agreements or to replace other wholesale borrowings when conditions warranted. Certificates of deposit totaling approximately $1.1 billion are scheduled to mature within the next year. In the current interest rate environment, WesBanco may continue increasing its rates on certificates of deposit in order to remain competitive. WesBanco will continue to focus on deposit growth and improving its overall mix of transaction accounts to total deposits, as well as offering special promotions on certain certificates of deposit maturities and savings products, based on competition, sales strategies, liquidity needs and wholesale borrowing costs. Customer preferences in the current interest rate environment have been primarily focused on short-term certificates of deposit and higher rate money market accounts.

TABLE 23. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Maturity:
Under three months	$140,224	$82,489	$57,735	70.0%
Three to six months	86,978	46,173	40,805	88.4%
Six to twelve months	108,501	91,373	17,128	18.7%
Over twelve months	112,292	206,528	(94,236)	(45.6)%

Total certificates of deposit of $100,000 or more	$447,995	$426,563	$21,432	5.0%

Interest expense on certificates of deposit of $100,000 or more was approximately $13,121 in 2006, $12,154 in 2005 and $7,284 in 2004.

TABLE 24. BORROWINGS

	December 31,
(in thousands)	2006	2005	$ Change	% Change
Federal Home Loan Bank Borrowings	$358,907	$612,693	$(253,786)	(41.4)%
Other short-term borrowings	202,561	244,301	(41,740)	(17.1)%
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638	—	0.0%

Total	$649,106	$944,632	$(295,526)	(31.3)%

Borrowings are a significant source of funding for WesBanco, however, in the current flat to inverted yield curve environment, borrowings are often more expensive than other available funding sources. As part of WesBanco’s restructuring of the balance sheet, many of the maturities and calls of borrowings, subsequent to the first quarter, were not replaced. This was the principal reason for the decrease in borrowings of $295.5 million in 2006. Funds utilized for these paydowns included the proceeds from the sale and maturities of securities.

WesBanco is a member of the FHLB of Pittsburgh. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB of Pittsburgh and Cincinnati stock, which is recorded at a cost of $21.6 million at December 31, 2006, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB of Pittsburgh at December 31, 2006 is $1,048.5 million compared to $778.4 million at December 31, 2005.

At December 31, 2006, WesBanco had $358.9 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted-average interest rate of 3.77%, compared to $612.7 million of FHLB of Pittsburgh and Cincinnati borrowings at December 31, 2005 with a weighted-average interest rate of 3.52%. FHLB borrowings have maturities ranging from the years 2007 to 2027. WesBanco periodically analyzes overall maturities of its FHLB borrowings and may or may not restructure such borrowings through prepayments, which may cause WesBanco to incur a prepayment penalty.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $358.9 million outstanding at December 31, 2006, $156.5 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Of these, $62.9 million are from the FHLB of Cincinnati, which upon conversion are subject to call by the FHLB due to WesBanco no longer maintaining its membership in such FHLB. Please refer to Note 10, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit were $202.6 million at December 31, 2006 compared to $244.3 million at December 31, 2005. Paydown of some of these borrowings have occurred throughout the year from securities sales and maturities, and a portion of municipal customers’ repurchase agreements were moved to a new interest-bearing deposit product in the second quarter. The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $35 million, accrues interest at the one month LIBOR plus 90 basis points and matures in July 2008. The line contains a financial covenant that WesBanco was in compliance with at period end. At December 31, 2006 the outstanding balance of this line of credit was $8.0 million. At December 31, 2005, a similar line of credit, which was replaced with the current line of credit in July, 2006, had an outstanding balance of $12.5 million. Please refer to Note 11, “Other Short-Term Borrowings,” and Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts,” of the Consolidated Financial Statements for additional information.

TABLE 25. CONTRACTUAL OBLIGATIONS

		December 31, 2006
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity		1,553,305	—	—	—	1,553,305
Certificates of deposit	9	1,070,828	280,382	82,898	8,134	1,442,242
Federal Home Loan Bank borrowings	10	155,480	125,951	60,100	17,376	358,907
Other borrowings	11	202,561	—	—	—	202,561
Junior subordinated debt owed to unconsolidated subsidiary trusts	12	—	—	—	87,638	87,638
Senior executive retirement plans and severance agreements		62	138	186	4,927	5,313
Non-compete and consulting agreements		253	258	150	50	711
Naming rights agreement		225	471	496	250	1,442
Limited partnership funding commitments		2,305	1,966	1,078	599	5,948
Operating leases	6	1,483	2,135	1,573	6,470	11,661
Future benefit payments under pension plans	13	1,679	3,607	4,197	15,195	24,678

Total		$2,987,956	$414,437	$150,182	$140,389	$3,692,964

Significant fixed and determinable contractual obligations as of December 31, 2006 are presented in the table above by due date. The amounts shown do not include accrued interest, unamortized premiums or discounts, or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

WesBanco’s future benefit payments under pension plans are estimated based on actuarial assumptions and do not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 13, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

WesBanco entered into certain interest rate swap agreements in 2001 (of which a portion were terminated in 2006), which require quarterly cash payments to counterparties depending on changes in interest rates. Interest rate swap agreements are carried at fair value on the Consolidated Balance Sheets in shareholders’ equity through other comprehensive income with fair value representing the net present value of expected future cash payments based on market interest rates as of the balance sheet dates. The fair values of the contracts change daily as market interest rates change. Since the interest rate swap liabilities recorded on the balance sheet at December 31, 2006 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Please refer to Notes 1 and 19 of the Consolidated Financial Statements for more information on derivatives.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 18, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased to $416.9 million at December 31, 2006 from $415.2 million at December 31, 2005. The increase was due primarily to current year earnings of $39.0 million and other comprehensive income of $4.7 million, which were offset by the payment of dividends of $23.0 million, the purchase of $15.3 million of treasury shares and a $5.7 million reduction in other comprehensive income resulting from the implementation of the new Statement of Financial Accounting Standard No. 158 relating to recognition of pension liabilities. Please refer to Note 13, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on pension liabilities.

In accordance with WesBanco’s January 2006 Board of Directors approved share repurchase plan, and the completion of a prior plan, WesBanco purchased 508,163 shares during 2006 at an average price of $30.15 per share. At December 31, 2006, 629,998 shares of WesBanco common stock remained authorized to be purchased under the current one million share repurchase plan. For 2007, WesBanco plans to continue its stock repurchases based on the availability of stock and WesBanco’s liquidity and overall capital levels, subject to required blackout periods, although purchases are at the discretion of WesBanco and the plan may be suspended at anytime.

Generally consistent earnings along with a satisfactory level of capital have enabled WesBanco to continue to increase dividends per share. Effective with the first quarter of 2006, WesBanco increased its quarterly dividend per share to $0.265 from $0.26. For 2006, dividends increased to $1.06 per share, or 1.9% on an annualized basis, compared to $1.04 per share in the prior year. This dividend increase represented the twenty-first consecutive year of dividend increases at WesBanco. The 2006 dividend per share payout ratio was 59.2% compared to 54.7% in 2005. WesBanco increased its dividend by 3.8% on February 22, 2008 to $0.275 per quarter, or $1.10 annualized.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2006, WesBanco could receive without prior regulatory approval a dividend of up to $5.8 million from the Bank. Please refer to Note 21, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.

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

Securities are the principal source of liquidity in total assets. Securities totaled $736.7 million at December 31, 2006, of which $395.5 million were classified as available-for-sale. At December 31, 2006,

WesBanco has approximately $26.8 million in securities scheduled to mature within one year compared to $75.4 million in the prior year. Additional cash flows may be anticipated from approximately $108.7 million in callable bonds, which have call dates within the next year, compared to $142.4 million at December 31, 2005, and from loans scheduled to mature within the next year of $168.7 million, compared to $155.4 million at year end 2005. At December 31, 2006, WesBanco had $96.6 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at December 31, 2006. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.1 billion at December 31, 2006. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2006 and December 31, 2005 approximated $1,048.5 million and $778.4 million, respectively. At December 31, 2006, WesBanco had unpledged available-for-sale securities with a book value of $65.8 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2006, WesBanco could receive without prior regulatory approval a dividend of up to $5.8 million from the Bank. Additional liquidity is provided by the parent company’s security portfolio of $5.9 million, and an available line of credit with an independent commercial bank of $35.0 million of which $8.0 million was outstanding at December 31, 2006.

At December 31, 2006, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $528.9 million compared to $529.9 million at the end of the prior year. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others.

COMPARISON OF 2005 VERSUS 2004

Net income for 2005 was $42.8 million or $1.90 per diluted share compared to $38.2 million or $1.90 per diluted share for 2004. The results for 2005 reflect the acquisition of Winton and its subsidiary, Winton Savings and Loan Company from the closing date of the acquisition on January 3, 2005 as well as the full year impact of the Western Ohio acquisition completed on August 31, 2004. Return on average assets was 0.95% for the year ended December 31, 2005, compared to 1.07% in 2004, and return on average equity was 10.13% for 2005, compared to 11.37% in 2004.

Net interest income for 2005 increased $23.1 million or 21.1% compared to 2004 due to a $795.0 million increase in average earning assets, somewhat offset by a lower net interest margin, which decreased to 3.48% for 2005 as compared to 3.60% for 2004. The lower net interest margin in 2005 was due to the average yield on interest bearing liabilities increasing at a faster pace than the increase in average yield on earning assets. Additionally, both Winton and Western Ohio historically had lower net interest margins prior to their acquisition.

Interest income increased $55.3 million or 32.6% in 2005 compared to 2004, primarily due to an increase in the yield on average earning assets. The yield on average earning assets for 2005 increased by 31 basis points to

5.74% from 5.43% in 2004. The increased yield was due to the realization of higher rates on new earning assets and the repricing of existing earning assets. The increase in average earning assets for 2005 was due primarily to the Winton and Western Ohio acquisitions, and to net organic growth in commercial real estate and mortgage loans, which was partially offset by the sale of approximately $67.8 million of residential mortgage loans.

Interest expense increased $32.2 million or 53.5% in 2005, compared to 2004, due a higher volume of total deposits from the acquisitions and due to the average rate paid on interest bearing liabilities for 2005 increasing 44 basis points to 2.52%, compared to 2.08% for 2004.

The provision for loan losses in 2005 increased to $8.0 million compared to $7.7 million in 2004. This increase primarily reflects the inherent risk of probable loss associated with organic growth during the year and heightened consumer bankruptcies experienced in the third and fourth quarters. Net charge offs increased to $8.5 million compared to $6.6 million for 2004. This increase was due to a $0.7 million fraud loss on a commercial and industrial loan in the second quarter, a $0.7 million write down of certain under-performing commercial real estate loans reclassified to held for sale in the fourth quarter, and approximately $1.2 million of consumer bankruptcy losses in the fourth quarter.

Non-interest income for 2005 increased to $39.1 million compared to $35.5 million for 2004. Trust fees increased $1.2 million or 9.6% compared to 2004. The increase in trust fees was primarily driven by the introduction of a new fee schedule in July 2005 and market-related increased market values. Service charges on deposits for 2005 increased to $11.5 million compared to $9.5 million in 2004, primarily due to growth in deposit accounts as a result of the Winton acquisition and a successful fourth-quarter marketing campaign. Other factors included an increase in certain fees, the introduction of a new overdraft protection product and the full year impact of the Western Ohio acquisition.

Non-interest expenses for 2005 increased $19.0 million or 21.2% over 2004 which includes the effects of the Winton acquisition and the full year impact of the Western Ohio acquisition. Salaries and wages increased to $41.8 million in 2005 from $35.5 million in 2004 due to the acquisition of Winton and normal salary increases. Full-time equivalent employees (“FTEs”) increased from 1,209 at December 31, 2004 to 1,358 following the acquisition of Winton as of March 31, 2005. During the third and fourth quarters of 2005, WesBanco eliminated a number of positions pursuant to a restructuring plan announced in the third quarter, resulting in FTEs of 1,200 at December 31, 2005. A $1.0 million severance charge was recorded in connection with the restructuring, which was included in merger-related and other restructuring expenses and is the primary reason for the increase. The remainder of the costs in both years was related to the two acquisitions. Employee benefits were $14.5 million in 2005 compared to $11.9 million in 2004 as a direct result of the increase in FTEs discussed above as well as an increase in health insurance costs. The increase consisted primarily of a $0.6 million increase in payroll taxes, $0.6 million increase in retirement benefits and $1.3 million increase in health insurance costs. Net occupancy expense, which is comprised of utility costs, facilities rental, repairs and maintenance and depreciation expenses increased to $7.2 million in 2005 compared to $5.8 million in 2004 due primarily to the Winton acquisition and the full year impact of the Western Ohio acquisition. Marketing expenses increased $1.4 million due to new branding and free checking campaigns introduced in October of 2005. Other increases in expenses were primarily attributable to the acquisitions and included $1.3 million in amortization of core deposit intangibles, $1.0 million in miscellaneous taxes, $1.0 million in communication costs and $0.8 million in professional fees.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

MARKET RISK

The primary objective of WesBanco’s ALCO is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition, market risk exposures arising from changing economic conditions and liquidity risk.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at December 31, 2006 and December 31, 2005 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2006	December 31, 2005
+200	(6.7)%	(3.8)%	+/- 10.0%
+100	(3.3)%	(1.4)%	N/A
-100	2.8%	(0.4)%	N/A
-200	2.5%	(2.9)%	+/- 10.0%

With the federal funds rates at 5.25% at December 31, 2006, unchanged since the end of the second quarter after a 100 basis point increase in the first half of 2006, management believes that rates are directionally flat and the interest rate curve is expected to remain slightly inverted over the near term. The earnings simulation model projects that net interest income for the next twelve month period would decrease by 3.27% and 6.69% if interest rates were to rise immediately by 100 and 200 basis points, respectively. Net interest income would increase by 2.82% and 2.51% if rates declined by 100 and 200 basis points. The increase in liability sensitivity in a rising rate environment between December 31, 2005 and December 31, 2006 is a result of changes in balance sheet composition primarily as customers respond to higher short term rates in an inverted yield curve environment. However, these changes favorably impacted WesBanco’s sensitivity to falling interest rates which the ALCO believes is more probable than an increase in rates in 2007.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario. The simulation model using the 200 basis point increasing rate ramp analysis projects that net interest income would decrease 1.82% over the next twelve months, compared to a 0.38% decrease at December 31, 2005.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At December 31, 2006, the market value of equity as a percent of base in a 200 basis point rising rate environment would decrease 6.6%, while it would increase 2.9% in a 200 basis point falling rate environment. WesBanco’s policy is to limit such change to +/- 30% for a +/- 200 basis point change in interest rates.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for much of 2006 emphasized reducing liability sensitivity in anticipation of continued rising interest rates, but more recently have focused on the potential for falling interest rates by late 2007. Among the strategies that are evaluated from time to time are the possible reduction of certain FHLB borrowings, managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, purchasing or originating adjustable rate loans, remixing of the loan portfolio as residential mortgages paydown into shorter-lived, higher-yielding commercial loans, offering special maturity, competitively priced short-term certificates of deposit to offset runoff in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume. Other strategies include emphasizing marketing programs to grow lower cost transaction accounts, and using the CDARS® program and structured repurchase agreements as alternative wholesale borrowing sources versus federal funds purchased and FHLB borrowings. The potential use of interest rate swap agreements to match fund certain long-term commercial loans or as a fair value or cash flow hedge against certain asset and liability types, and using investment security cash flows to fund realized loan growth or to pay down short-term borrowings are also evaluated as potential strategies by ALCO.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 WesBanco changed its method for the recognition of stock-based compensation expense in accordance with Financial Accounting Standards Board Statement 123(R), Share Based Payment. Also, as discussed in Note 1 to the consolidated financial statements, WesBanco changed its method of accounting for its defined benefit pension and postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WesBanco, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

Pittsburgh, Pennsylvania

February 28, 2007

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2006	2005
ASSETS
Cash and due from banks, including interest bearing amounts of $1,217 and $2,432, respectively	$96,605	$110,608
Securities:
Available-for-sale, at fair value	395,520	603,171
Held-to-maturity (fair values of $347,391 and $397,101, respectively)	341,187	389,393

Total securities	736,707	992,564

Loans held for sale	3,170	28,803

Portfolio loans:
Commercial	409,347	417,161
Commercial real estate	1,165,823	1,118,342
Residential real estate	896,533	929,823
Home equity	161,602	175,651
Consumer	274,908	271,100

Total portfolio loans, net of unearned income	2,908,213	2,912,077
Allowance for loan losses	(31,979)	(30,957)

Net portfolio loans	2,876,234	2,881,120

Premises and equipment, net	67,404	64,707
Accrued interest receivable	19,180	20,426
Goodwill and other intangible assets, net	145,147	147,658
Bank-owned life insurance	82,473	79,573
Other assets	71,223	96,656

Total Assets	$4,098,143	$4,422,115

LIABILITIES
Deposits:
Non-interest bearing demand	$401,909	$392,116
Interest bearing demand	356,088	325,582
Money market	354,082	444,071
Savings deposits	441,226	462,601
Certificates of deposit	1,442,242	1,403,954

Total deposits	2,995,547	3,028,324

Federal Home Loan Bank borrowings	358,907	612,693
Other short-term borrowings	202,561	244,301
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638

Total borrowings	649,106	944,632

Accrued interest payable	10,174	8,932
Other liabilities	26,441	24,997

Total Liabilities	3,681,268	4,006,885

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued; outstanding: 21,496,793 shares and 21,955,359 shares, respectively	49,200	49,200
Capital surplus	123,170	122,345
Retained earnings	316,457	300,452
Treasury stock (2,119,066 and 1,660,500 shares, respectively, at cost)	(61,855)	(47,769)
Accumulated other comprehensive loss	(8,863)	(7,875)
Deferred benefits for directors and employees	(1,234)	(1,123)

Total Shareholders’ Equity	416,875	415,230

Total Liabilities and Shareholders’ Equity	$4,098,143	$4,422,115

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2006	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, including fees	$190,081	$178,291	$123,270
Interest and dividends on securities:
Taxable	19,283	26,303	28,087
Tax-exempt	16,068	18,252	17,509

Total interest and dividends on securities	35,351	44,555	45,596

Federal funds sold	272	41	114

Other interest income	1,565	1,858	456

Total interest and dividend income	227,269	224,745	169,436

INTEREST EXPENSE
Interest bearing demand deposits	3,708	1,700	907
Money market deposits	8,407	10,011	9,731
Savings deposits	5,902	3,411	1,129
Certificates of deposit	55,747	43,057	27,819

Total interest expense on deposits	73,764	58,179	39,586

Federal Home Loan Bank borrowings	17,130	22,871	15,204
Other short-term borrowings	7,938	6,324	2,482
Junior subordinated debt owed to unconsolidated subsidiary trusts	5,604	5,060	2,940

Total interest expense	104,436	92,434	60,212

NET INTEREST INCOME	122,833	132,311	109,224
Provision for loan losses	8,739	8,045	7,735

Net interest income after provision for loan losses	114,094	124,266	101,489

NON-INTEREST INCOME
Trust fees	15,039	14,305	13,056
Service charges on deposits	16,714	11,534	9,550
Bank-owned life insurance	2,951	2,844	2,962
Net securities (losses) gains	(7,798)	2,021	2,768
Net gains on sales of mortgage loans	1,084	1,016	350
Other income	12,418	7,413	6,855

Total non-interest income	40,408	39,133	35,541

NON-INTEREST EXPENSE
Salaries and wages	40,269	41,799	35,530
Employee benefits	13,414	14,491	11,863
Net occupancy	7,504	7,167	5,763
Equipment	7,921	8,381	7,728
Marketing	5,143	4,535	3,051
Amortization of intangible assets	2,511	2,667	1,371
Restructuring and merger-related expenses	540	1,530	397
Other operating expenses	28,902	28,350	24,169

Total non-interest expense	106,204	108,920	89,872

Income before provision for income taxes	48,298	54,479	47,158
Provision for income taxes	9,263	11,722	8,976

NET INCOME	$39,035	$42,757	$38,182

EARNINGS PER SHARE
Basic	$1.79	$1.90	$1.91
Diluted	$1.79	$1.90	$1.90

AVERAGE SHARES OUTSTANDING
Basic	21,762,567	22,474,645	20,028,248
Diluted	21,816,573	22,528,262	20,083,718

DIVIDENDS DECLARED PER COMMON SHARE	$1.06	$1.04	$1.00

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2006, 2005 and 2004
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors & Employees	Total
(dollars in thousands, except per share amounts)	Shares	Amount
January 1, 2004	19,741,464	$44,415	$52,900	$263,080	$(38,383)	$(1,864)	$(1,712)	$318,436

Net income				38,182				38,182
Other comprehensive income (loss)						(551)		(551)

Total comprehensive income								37,631
Dividends declared on common stock ($1.00 per share)				(20,249)				(20,249)
Treasury shares purchased	(144,474)				(4,159)			(4,159)
Treasury shares sold	63,544		(106)		1,526			1,420
Shares issued for acquisition	1,176,935		7,926		28,305			36,231
Allocation of employee benefit plan shares			153					153
Tax benefit from employee benefit plans			250					250
Payment on ESOP debt							325	325
Deferred benefits for directors—net			328				(185)	143

December 31, 2004	20,837,469	$44,415	$61,451	$281,013	$(12,711)	$(2,415)	$(1,572)	$370,181

Net income				42,757				42,757
Other comprehensive income (loss)						(5,460)		(5,460)

Total comprehensive income								37,297
Dividends delcared on common stock ($1.04 per share)				(23,318)				(23,318)
Treasury shares purchased	(1,378,482)				(39,986)			(39,986)
Treasury shares sold	199,861		(1,564)		4,928			3,364
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Allocation of employee benefit plan shares			203					203
Tax benefit from employee benefit plans			921					921
Payment on ESOP debt							253	253
Deferred benefits for directors—net			795				196	991

December 31, 2005	21,955,359	$49,200	$122,345	$300,452	$(47,769)	$(7,875)	$(1,123)	$415,230

Net income				39,035				39,035
Other comprehensive income (loss)						4,698		4,698

Total comprehensive income								43,733
Dividends declared on common stock ($1.06 per share)				(23,030)				(23,030)
Treasury shares purchased	(508,163)				(15,320)			(15,320)
Treasury shares sold	49,597		(61)		1,234			1,173
Tax benefit from employee benefit plans			775					775
Adjustment to initially apply FASB Statement No. 158, net of tax						(5,686)		(5,686)
Deferred benefits for directors—net			111				(111)	—

December 31, 2006	21,496,793	$49,200	$123,170	$316,457	$(61,855)	$(8,863)	$(1,234)	$416,875

There was no activity in Preferred Stock during the years ended December 31, 2006, 2005 and 2004.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$39,035	$42,757	$38,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,546	6,109	5,940
Net amortization	(1,307)	(223)	2,895
Provision for loan losses	8,739	8,045	7,735
Net securities losses (gains)	7,798	(2,021)	(2,768)
Net gains on sales of mortgage loans	(1,084)	(1,016)	(350)
Excess tax benefits from stock-based compensation arrangements	(775)	(921)	(250)
Deferred income taxes	(395)	3,750	1,407
Increase in cash surrender value of bank-owned life insurance	(2,900)	(1,387)	(2,843)
Loans originated for sale	(73,028)	(74,485)	(28,469)
Proceeds from the sale of loans originated for sale	72,895	76,588	27,391
Net change in: other assets and accrued interest receivable	17,813	(3,239)	(24,102)
Net change in: other liabilities and interest payable	3,405	(11,955)	8,314
Other—net	(2,452)	1,930	(281)

Net cash provided by operating activities	73,290	43,932	32,801

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	200,152	129,034	161,362
Proceeds from maturities, prepayments and calls	285,908	248,700	236,704
Purchases of securities	(278,991)	(196,863)	(358,855)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	51,521	21,969	81,724
Purchases of securities	(2,187)	(27,249)	(27,475)
Acquisition, net of cash paid	—	(37,819)	(26,874)
Sale of branches, net of cash	(14,379)	—	—
Net increase in loans	(2,152)	(51,534)	(220,608)
Purchases of premises and equipment—net	(5,680)	(8,492)	(4,967)
Sale of portfolio loans—net	5,974	66,791	—

Net cash provided by (used in) investing activities	240,166	144,537	(158,989)

FINANCING ACTIVITIES
Increase (decrease) in deposits	2,125	(55,817)	(11,389)
(Decrease) increase in Federal Home Loan Bank borrowings	(251,400)	(119,867)	124,708
(Decrease) increase in other short-term borrowings	(17,741)	2,888	(40,341)
(Decrease) increase in federal funds purchased	(24,000)	40,900	23,100
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	15,464	41,238
Excess tax benefits from stock-based compensation arrangements	775	921	250
Dividends paid	(23,071)	(22,785)	(19,792)
Treasury shares purchased—net	(14,147)	(36,622)	(2,739)

Net cash (used in) provided by financing activities	(327,459)	(174,918)	115,035

Net (decrease) increase in cash and cash equivalents	(14,003)	13,551	(11,153)
Cash and cash equivalents at beginning of the year	110,608	97,057	108,210

Cash and cash equivalents at end of the year	$96,605	$110,608	$97,057

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$103,194	$89,788	$57,995
Income taxes paid	10,450	6,425	11,075
Transfers of loans to other real estate owned	3,827	1,336	1,132
Transfers of loans to held for sale	—	26,820	—

Summary of Business Acquisition
Fair value of tangible assets acquired	$—	$547,642	$413,806
Fair value of core deposit intangibles acquired	—	2,905	3,600
Fair value of liabilities assumed	—	(505,756)	(373,404)
Stock issued for the purchase of acquired company’s common stock	—	(65,324)	(36,231)
Cash paid in the acquisition	—	(43,787)	(31,663)

Goodwill recognized	$—	$(64,320)	$(23,892)

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“Bank”), headquartered in Wheeling, West Virginia, operates through 78 banking offices, one loan production office and 112 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

PRINCIPLES OF CONSOLIDATION—The Consolidated Financial Statements include the accounts of WesBanco and those entities in which WesBanco has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.

WesBanco determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a voting interest entity is an entity in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. WesBanco consolidates voting interest entities in which it owns all, or at least a majority (generally, greater than 50%) of the voting interest. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has five wholly-owned trust subsidiaries, WesBanco, Inc. Capital Trusts II, IV, V and VI and WesBanco, Inc. Capital Statutory Trust III (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns variable interests of less than twenty-five percent in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. Accordingly, these partnerships and their net assets, which are discussed below under the caption “Investments in Limited Partnerships” are not included in the Consolidated Financial Statements.

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

RECLASSIFICATIONS—Certain prior year financial information has been reclassified to conform to the presentation in 2006. The reclassifications had no effect on net income.

REVENUE RECOGNITION—Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits and lending activities, as well as income at WesBanco’s other subsidiary companies, are accrued as earned.

CASH AND CASH EQUIVALENTS—For financial reporting purposes, cash and cash equivalents include cash and due from banks, due from banks – interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

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

Cost-Method Investments: Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consisting of Federal Home Loan Bank stock and Federal Reserve Bank stock totaled $23.2 million and $43.5 million at December 31, 2006 and 2005, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. No such events were identified during the periods presented. Accordingly, no impairment testing was performed.

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

Amortization and Accretion: Generally, premiums are amortized to call date and discounts are accreted to maturity, on a constant yield basis.

Other-than-Temporary Impairment Losses: Declines in the fair value of investment securities below cost are evaluated for other-than-temporary impairment losses. Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate. Declines in the value of investment securities that are considered “other-than-temporary” are recorded in net securities gains (losses). For investments with a fixed or final maturity date that have unrealized losses due to market conditions or industry-related events where WesBanco has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary.

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

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual and renegotiated loans, as well as certain loans internally classified as substandard or doubtful (as those terms are defined by banking regulations) that meet the definition of impaired loans. WesBanco generally recognizes interest income on non-accrual loans on the cash basis if recovery of principal is reasonably assured. Certain consumer loans are not placed on non-accrual, and instead are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines of credit. When repossession of collateral on secured consumer loans is assured and in process, the charged-down balance is reclassified to other assets. Residential real estate loans are generally not placed on non-accrual, and instead are charged down to the net realizable value of the collateral at 180 days past due and reclassified to other assets when the foreclosure occurs.

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

MORTGAGE SERVICING RIGHTS—Mortgage servicing rights (“MSRs”) represent the right to service loans for third party investors. MSRs are accounted for pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which requires that a company recognize as a separate asset the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third party investor with the servicing rights retained by WesBanco. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income includes servicing fees received from the third party investors and certain charges collected from the borrowers. Originated MSRs are recorded at allocated fair value at the time of the sale of the loans to the third party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. In calculating the fair value of the MSRs, the serviced loans are segregated into pools using, as pooling criteria, the loan term and the coupon rate. Individual impairment allowances for each pool are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the pool. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio as well as numerous assumptions including servicing income and costs, market discount rates, prepayment speeds and other market driven data. The fair value of MSRs is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs. Conversely, as interest rates rise, prepayments slow down generally resulting in an increase in the fair value of MSRs. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions.

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

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more often if events or circumstances indicate they may be impaired. Finite-lived intangible assets, which consist of core deposit intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from seven to eleven years, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

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

INTEREST RATE LOCK COMMITMENTS—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For all IRLC issued in connection with potential loans intended for sale, which consist primarily of originated twenty and thirty year fixed rate residential home mortgage loans, certain 15 year fixed rate loans and all interest only mortgages, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk during the period between the IRLC and loan funding. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The IRLC is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and an investor. Both the IRLC and the corresponding forward sales contract for each customer are considered derivatives under SFAS No. 133, as amended. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at the lower of cost or market as “Loans Held for Sale” in the Consolidated Balance Sheets.

INVESTMENTS IN LIMITED PARTNERSHIPS—WesBanco accounts for its investments in limited partnerships using the equity method of accounting. Under the equity method of accounting, WesBanco records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect WesBanco’s share of income or loss of the investee. WesBanco’s recognition of earnings or losses from an equity method investment is based on WesBanco’s ownership percentage in the limited partnership and the investee’s earnings on a quarterly basis. Investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period.

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

ADVERTISING COSTS—Advertising costs are generally expensed as incurred and totaled $2.9 million, $2.8 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

EARNINGS PER SHARE—Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during each period. For diluted EPS, the weighted-average number of shares for each period is increased by the number of shares which would be issued assuming the exercise of common stock options. Allocated shares held by the employee stock ownership plan (“ESOP”) are considered outstanding shares. There are no unallocated shares held by the plan.

TRUST ASSETS—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain trust assets are held on deposit at the Bank.

COMPREHENSIVE INCOME—Sources of comprehensive income not included in net income are net of tax and consist of unrealized gains and losses (net fair value adjustments) on securities available-for-sale and on derivatives, and additional pension liability as defined in SFAS 158, effective as of December 31, 2006.

EMPLOYEE STOCK OWNERSHIP PLAN—WesBanco accounts for its leveraged ESOP in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The cost of unallocated shares held by the ESOP is recorded as a reduction of shareholders’ equity in the Consolidated Financial Statements. Compensation expense is recognized when shares are committed to be released based on the average fair value of the shares. Shares are released to participants as principal payments are made on the loan owed to the Bank by the ESOP. Dividends on unallocated shares are used to pay interest and principal on the loan. Dividends on allocated shares are added to participants’ accounts and recorded as a reduction of retained earnings in the Consolidated Financial Statements. As of December 31, 2005, the ESOP paid off the loan to the Bank and all shares held by the ESOP have been released to the participants.

STOCK-BASED COMPENSATION—In 2006, WesBanco adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method which requires that compensation cost related to unvested stock awards outstanding at December 31, 2005 be recognized over the remaining service periods of those awards based on their unamortized grant date fair value with no adjustment to prior period financial statements. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and compensation cost is recognized on a straight line basis, net of estimated forfeitures, over the requisite service period of each award.

Prior to 2006, stock-based compensation was accounted for using the intrinsic value method under which compensation expense was generally not recognized if the option exercise price was equal to or exceeded the fair market value of the stock on the grant date of the option and there were no performance features attached to the grants. WesBanco also provided the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

The adoption of SFAS No. 123(R) had no effect on WesBanco’s income before income taxes, net income, and basic and diluted earnings per share for the year ended December 31, 2006 and 2005 since options issued prior to 2005 all had vested prior to 2006, and the options issued in both 2005 and 2006 that would have vested in 2006 were instead forfeited due to non-attainment of the performance requirements.

The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 31,
(in thousands, except per share amounts)	2006	2005	2004
Net income as reported	$39,035	$42,757	$38,182
Stock based compensation expense under fair value method—net of tax	—	—	430

Pro forma net income	$39,035	$42,757	$37,752

Earnings per share as reported—basic	$1.79	$1.90	$1.91
Earnings per share as reported—diluted	$1.79	$1.90	$1.90

Pro forma earnings per share—basic	$1.79	$1.90	$1.88
Pro forma earnings per share—diluted	$1.79	$1.90	$1.88

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2006	2005	2004
Weighted-average life	6 Years	6 Years	6 Years
Risk-free interest rates	5.04%	3.80%	4.16%
Dividend yield	3.60%	3.65%	3.75%
Volatility factors	27.01%	29.33%	29.64%
Fair value of the grants	$6.99	$6.63	$6.19

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

DEFINED BENEFIT PENSION PLAN—In September 2006, the Financial Accounting Standards Board (FASB) published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. WesBanco is also required to recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. WesBanco adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. The effect of adopting SFAS 158 on WesBanco’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on WesBanco’s consolidated financial condition at December 31, 2005 or 2004. See Note 13 for further discussion of the effect of adopting SFAS 158 on WesBanco’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the application of SFAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is more likely than not (likelihood of occurrence is greater than 50 percent), based on its technical merits, the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on WesBanco’s financial position or results of operations.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to report certain financial assets and financial liabilities at fair value. This statement may provide an opportunity for certain companies to reduce volatility in reported earnings caused by differences in the measurement of related assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. WesBanco is currently assessing the potential impact of this statement on its financial position and results of operations.

NOTE 2. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2006	2005	2004
Numerator for both basic and diluted earnings per share:
Net income	$39,035	$42,757	$38,182

Denominator:
Total average basic common shares outstanding	21,762,567	22,474,645	20,028,248
Effect of dilutive stock options	54,006	53,617	55,470

Total diluted average common shares outstanding	21,816,573	22,528,262	20,083,718

Earnings per share—basic	$1.79	$1.90	$1.91
Earnngs per share—diluted	$1.79	$1.90	$1.90

NOTE 3. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2006				December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury	$—	$—	$—	$—	$11,400	$—	$(3)	$11,397
Other government agencies and corporations	118,174	—	(1,108)	117,066	252,437	—	(4,326)	248,111
Mortgage-backed securities and collateralized mortgage obligations	260,608	37	(5,942)	254,703	305,228	17	(9,423)	295,822
Obligations of states and political subdivisions	17,837	38	(289)	17,586	36,550	72	(395)	36,227
Corporate securities	—	—	—	—	6,140	—	(134)	6,006

Total debt securities	396,619	75	(7,339)	389,355	611,755	89	(14,281)	597,563
Equity securities	3,996	2,169	—	6,165	3,694	1,914	—	5,608

Total	$400,615	$2,244	$(7,339)	$395,520	$615,449	$2,003	$(14,281)	$603,171

Held-to-Maturity
Obligations of states and political subdivisions	$341,187	$7,011	$(807)	$347,391	$389,393	$9,062	$(1,354)	$397,101

At December 31, 2006 and 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table shows amortized cost and estimated fair values of securities by maturity: (1)

	December 31, 2006
	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$22,162	$22,079	$4,590	$4,613
After one year, but within five years	324,115	318,273	44,023	44,624
After five years, but within ten years	41,198	40,007	133,828	136,819
After ten years	13,140	15,161	158,746	161,335

Total	$400,615	$395,520	$341,187	$347,391

(1)	Mortgage-backed securities are assigned to maturity categories based on estimated weighted-average lives. Available-for-sale securities in the after ten-year category include securities with no stated maturity. Other securities with prepayment or call provisions are categorized based on contractual maturities.

Securities with aggregate par values of $329.6 million and $443.5 million and aggregate carrying values of $329.7 million and $445.7 million at December 31, 2006 and 2005, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $200.2 million, $129.0 million and $161.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross security gains on available-for-sale securities of $0.2 million, $2.0 million and $2.8 million and gross security losses on available-for-sale securities of $8.0 million, $31 thousand and $46 thousand were realized for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2006 and 2005:

	December 31, 2006
	Less than 12 months			12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies and corporations	$—	$—	—	$102,066	$(1,108)	18	$102,066	$(1,108)	18
Mortgage-backed securities and collateralized mortgage obligations	80,305	(651)	10	162,053	(5,291)	69	242,358	(5,942)	79
Obligations of states and political subdivisions	4,478	(12)	8	67,772	(1,084)	166	72,250	(1,096)	174
Corporate securities	—	—	—	—	—	—	—	—	—

Total temporarily impaired securities	$84,783	$(663)	18	$331,891	$(7,483)	253	$416,674	$(8,146)	271

	December 31, 2005
	Less than 12 months			12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$7,824	$(3)	2	$—	$—	—	$7,824	$(3)	2
Other government agencies and corporations	95,306	(992)	18	152,805	(3,334)	34	248,111	(4,326)	52
Mortgage-backed securities	58,792	(1,138)	33	235,818	(8,285)	80	294,610	(9,423)	113
Obligations of states and political subdivisions	64,158	(699)	132	38,158	(1,050)	87	102,316	(1,749)	219
Corporate securities	—	—	—	6,006	(134)	3	6,006	(134)	3

Total temporarily impaired securities	$226,080	$(2,832)	185	$432,787	$(12,803)	204	$658,867	$(15,635)	389

WesBanco does not believe any of the securities are impaired due to reasons of credit quality as none of the securities presented above represent securities that have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in interest rates. WesBanco also has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time WesBanco will receive full value for the securities. Furthermore, management also has the ability and intent to hold the noted loss position securities classified as available-for-sale for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2006, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.5 million and $4.7 million at December 31, 2006 and 2005, respectively.

The following table presents changes in the allowance for loan losses:

	For the years ended December 31,
( in thousands)	2006	2005	2004
Balance at beginning of year	$30,957	$29,486	$26,235
Allowance for loan losses of acquired bank	—	1,947	2,071
Provision for loan losses	8,739	8,045	7,735
Charge-offs	(10,697)	(10,601)	(8,168)
Recoveries	2,980	2,080	1,613

Net charge-offs	(7,717)	(8,521)	(6,555)

Balance at end of year	$31,979	$30,957	$29,486

The following tables summarize loans classified as impaired:

(in thousands)	2006	2005
Non-accrual loans	$16,154	$9,920
Other impaired loans	2,992	4,565

Total impaired loans	$19,146	$14,485

	December 31,
(in thousands)	2006	2005
Balance of impaired loans with no allocated allowance for loan losses	$10,629	$7,793
Balance of impaired loans with an allocated allowance for loan losses	8,517	6,692

Total impaired loans	$19,146	$14,485

Allowance for loan losses allocated to impaired loans	$1,274	$1,566

	For the years ended December 31,
(in thousands)	2006	2005	2004
Average impaired loans	$16,552	$14,555	$15,742
Amount of contractual interest income on impaired loans	1,074	623	414
Amount of interest income recognized on a cash basis	442	147	230

At December 31, 2006, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2006	2005
Other real estate owned	$3,394	$1,371
Repossessed assets	658	497

Total other real estate owned and repossessed assets	$4,052	$1,868

NOTE 5. LOANS SERVICED FOR OTHERS AND MORTGAGE SERVICING RIGHTS

As of December 31, 2006 and 2005, WesBanco serviced loans for others aggregating approximately $160.1 million and $182.6 million, respectively. Such loans are not included in the Consolidated Balance Sheets. At December 31, 2006, WesBanco held custodial funds of $2.2 million relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

At December 31, 2006 and 2005, the unamortized balance of mortgage servicing rights (MSRs) related to these loans was approximately $1.6 million and $1.9 million of capitalized MSRs, respectively. The fair value of the MSRs was $2.0 million and $2.3 million at December 31, 2006 and 2005, respectively, which for all pools exceeded carrying value for both periods. Therefore, no valuation allowance was established at either year end. Amortization of MSRs was $0.2 million, $0.3 million and $21 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2006	2005
Land and improvements	$16,338	$16,979
Buildings and improvements	68,499	63,947
Furniture and equipment	51,343	48,654

Total cost	136,180	129,580
Accumulated depreciation and amortization	(68,776)	(64,873)

Total premises and equipment, net	$67,404	$64,707

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2006, 2005 and 2004 was $5.5 million, $6.1 million and $5.9 million, respectively.

In 2004, WesBanco sold certain former bank premises for approximately $1.5 million, financing the full amount of the purchase price to the purchaser. Under SFAS No. 66, “Accounting for Sales of Real Estate,” WesBanco was required to defer the gain of approximately $1.0 million. WesBanco will begin to accrete the gain into income once the collections received exceed WesBanco’s original basis in the property. None of the gain was recognized in 2006 or 2005.

WesBanco leases certain premises and equipment under non-cancelable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under operating leases, excluding contingent rental payments, was $1.6 million, $1.5 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. WesBanco also has certain contingent operating leases that have a minimum required payment in addition to a payment based upon usage and transactions, as well as certain contingent operating leases whose payment is solely based on usage. WesBanco’s operating lease expense for contingent rentals based on usage or transactions was $0.6 million, $0.8 million and $0.8, for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006 are as follows: (in thousands)

Year	Amount
2007	$1,483
2008	1,138
2009	997
2010	856
2011	717
2012 and thereafter	6,470

Total (1)	$11,661

(1)	Includes stipulated minimum payments on contingent rentals and excludes any contingent rentals based solely on usage or transactions.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $137.3 million and $137.3 million at December 31, 2006 and 2005, respectively. In 2005, WesBanco capitalized $64.3 million in goodwill and $2.9 million in core deposit intangibles in connection with the Winton acquisition. In 2004, WesBanco capitalized $23.9 million in goodwill, which was decreased by $0.8 million in 2005, and $3.6 million in core deposit intangibles in connection with the Western Ohio acquisition. Goodwill recorded in connection with the Winton and Western Ohio acquisitions was allocated to WesBanco’s community banking segment. Core deposit intangibles resulting from the Winton and Western Ohio acquisitions are being amortized over an estimated useful life of approximately 10 years. Substantially all of the remaining goodwill and core deposit intangibles relate to the 2002 acquisition of American Bancorporation (“American”). Amortization of core deposit intangibles totaled $2.5 million and $2.7 million for the years ended December 31, 2006 and 2005, respectively. As required, WesBanco completed its annual goodwill impairment test as of November 30, 2006 and determined that goodwill was not impaired.

The following table shows WesBanco’s capitalized core deposit intangibles and related accumulated amortization:

	December 31,
(in thousands)	2006	2005
Gross carrying amount	$17,625	$17,625
Accumulated amortization	(9,736)	(7,225)

Net carrying amount	$7,889	$10,400

The following table shows WesBanco’s core deposit intangible amortization for each of the next five years: (in thousands)

Year	Amount
2007	$2,360
2008	2,209
2009	1,139
2010	806
2011	655

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. At December 31, 2006 and 2005, WesBanco had $8.7 million and $9.5 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $5.9 million and $8.8 million, at December 31, 2006 and 2005, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2006, 2005 and 2004 totaling $0.8 million, $0.9 million and $0.6, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $0.9 million, $0.7 million and $0.6 for the years ended December 31, 2006, 2005 and 2004, respectively.

WesBanco is also a limited partner in seven other limited partnerships. Three of the limited partnerships provide seed money and capital to start up companies, another provides media distribution services and the others provide financing to low-income housing projects. At December 31, 2006 and 2005, WesBanco had $3.0 million and $1.5 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2006, 2005 and 2004 which totaled $0.1 million, $0.1 million and $0.4 million, respectively.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $448.0 million and $426.6 million as of December 31, 2006 and 2005, respectively. Interest expense on certificates of deposit of $100 thousand or more was $13.1 million, $12.2 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the scheduled maturities of total certificates of deposit are as follows: (in thousands)

Year	Amount
2007	$1,070,828
2008	213,673
2009	66,709
2010	74,328
2011	8,570
2012 and thereafter	8,134

Total	$1,442,242

NOTE 10. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2006 and 2005 WesBanco had FHLB borrowings of $358.9 million and $612.7 million, respectively, with a weighted-average interest rate of 3.77% and 3.52%, respectively. Included in WesBanco’s FHLB borrowings at December 31, 2006 and 2005 are $109.4 million and $177.1 million, respectively, in FHLB of Cincinnati advances obtained in conjunction with the Winton and Western Ohio acquisitions. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $21.6 million at December 31, 2006 and $41.9 million at December 31, 2005 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at December 31, 2006 and 2005 was $1,048.5 million and $778.4 million, respectively.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $358.9 million outstanding at December 31, 2006, $156.5 million in FHLB convertible advances are subject to conversion to a variable rate advance by the FHLB. Of these, $62.9 million are from the FHLB of Cincinnati, which upon conversion are subject to call by the FHLB due to WesBanco no longer maintaining its membership in such FHLB.

The following table summarizes the FHLB maturities at December 31, 2006 based on contractual dates and effective interest rates: (dollars in thousands)

Year	Scheduled Maturity	Weighted Average Rate
2007	$155,480	3.30%
2008	43,949	3.32%
2009	82,002	4.20%
2010	49,517	4.79%
2011	10,583	3.50%
2012 and thereafter	17,376	5.86%

Total	$358,907	3.77%

NOTE 11. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	December 31,
(in thousands)	2006	2005	2004
Federal funds purchased	$50,000	$74,000	$33,100
Securities sold under agreements to repurchase	142,591	153,536	165,097
Treasury tax and loan notes and other	1,933	4,265	2,316
Revolving line of credit	8,037	12,500	—

Total	$202,561	$244,301	$200,513

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2006	2005	2004
Outstanding balance at year end	$142,591	$153,536	$165,097
Average balance during the year	131,562	176,828	160,448
Maximum month-end balance during the year	185,093	207,877	182,056
Average interest rate at year end	4.73%	3.55%	1.82%
Average interest rate during the year	4.42%	2.77%	1.40%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. In addition, $50.0 million of the balance outstanding at December 31, 2006 was transacted with another bank. Such agreements are callable after six months under certain circumstances, have a three-year maturity and float after the initial six-month period based on the three-month LIBOR with an associated floor and cap embedded in the agreements.

WesBanco has a $35.0 million line of credit with a third-party bank that bears interest at an adjusted LIBOR rate plus 90 basis points as defined in the agreement. The line matures in July 2008 and contains a financial covenant of which WesBanco was in compliance with as of December 31, 2006. At December 31, 2006 the balance outstanding on the line of credit was $8.0 million.

NOTE 12. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, and WesBanco, Inc. Capital Trusts IV, V and VI, (“Trusts”), are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Pooled Trust Preferred Securities (“Trust Preferred Securities”) through pooled trust preferred programs and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco, which are the sole assets of the Trusts. The Trusts pays dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the junior subordinated debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005.

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

The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of December 31, 2006:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008	(6)
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008	(6)
WesBanco, Inc. Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009	(6)
WesBanco, Inc. Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009	(6)
WesBanco, Inc. Capital Trust VI (5)	15,000	464	15,464	3/17/2035	3/17/2010	(6)

Total trust preferred securities	$85,000	$2,638	$87,638

(1)	Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.

(2)	Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.

(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 8.01% through March 17, 2007, adjustable quarterly.

(4)	Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.

(5)	Fixed rate of 6.37% through March 17, 2010 and three-month LIBOR plus 1.77% thereafter.

(6)	Redeemable at par at anytime after the noted date.

NOTE 13. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN—At December 31, 2006, substantially all employees were participants in the WesBanco Defined Benefit Pension Plan (“The Plan”). The Plan covers those employees who satisfy minimum age and length of service requirements. Benefits of the Plan are generally based on years of service and the employee’s compensation during the last five years of employment. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. WesBanco uses a December 31 measurement date for its Defined Benefit Pension Plan.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(in thousands)	2006	2005
Accumulated benefit obligation at end of year	$42,821	$42,471

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$49,400	$45,408
Service cost	2,339	2,155
Interest cost	2,736	2,657
Actuarial (gain) loss	(2,979)	1,568
Benefits paid	(2,481)	(2,388)
Change in plan provisions	391	—
Merger of plan obligation	755	—

Projected benefit obligation at end of year	$50,161	$49,400

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$44,339	$39,835
Actual return on plan assets	4,869	1,568
Employer contributions	3,000	5,324
Benefits paid	(2,481)	(2,388)
Merger of plan obligation	1,357	—

Fair value of plan assets at end of year	$51,084	$44,339

Amounts recognized in the statement of financial position
Funded status	$923	$(5,061)
Unrecognized prior service cost	—	(627)
Unrecognized net loss	—	14,683

Net amounts recognized as prepaid pension costs in the consolidated balance sheets	$923	$8,995

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	(92)	—
Unrecognized net loss	9,490	—

Net amounts recognized in accumulated other comprehensive income:	$9,398	$—

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	5.75%
Rate of compensation increase	3.50%	3.50%

The components of and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$2,339	$2,155	$2,058
Interest cost	2,736	2,657	2,611
Expected return on plan assets	(3,715)	(3,319)	(2,917)
Amortization of prior service cost	(143)	(143)	(143)
Amortization of net loss	1,038	918	842

Net periodic pension cost	$2,255	$2,268	$2,451

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Prior service cost (credit) for period	$391	$—	$—
Net (gain) loss for period	(4,133)	—	—
Amortization of prior service cost	143	—	—
Amortization of net loss	(1,038)	—	—

Total recognized in other comprehensive income	$(4,637)	$—	$—

Total recognized in net periodic pension benefit costs and other comprehensive income	$(2,382)	$2,268	$2,451

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	3.50%	3.50%	4.00%
Expected long-term return on assets	8.50%	8.50%	8.50%

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into the net periodic benefit costs over the next fiscal year are $730 and $(117) respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized.

The following table presents the incremental effect of applying FASB statement No. 158:

	December 31, 2006
(dollars in thousands)	Before the Application of Statement 158	Adjustments	After Application of Statement 158
Assets
Prepaid pension costs	$10,321	$(9,398)	$923
Deferred income taxes	7,876	3,712	11,588
Total assets	4,103,829	(5,686)	4,098,143
Stockholders’ Equity
Accumulated other comprehensive income	(3,177)	(5,686)	(8,863)
Total stockholders’ equity	$422,561	$(5,686)	$416,875

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class.

PENSION PLAN INVESTMENT POLICY AND STRATEGY—The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risks, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income and cash or cash equivalent money market investments.

A maximum of 10% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. Although most of the portfolio will be invested in large capitalization stocks, up to 25% of the equity portfolio may be invested in NASDAQ stocks. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated BAA1 or BBB+ or higher. No more than 10% shall be invested in bonds or notes issued by the same corporation. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2006 and 2005 the Plan’s equity securities included 58,300 and 88,300 shares of WesBanco common stock with a fair market value of $2.0 million and $2.7 million. Dividends received on WesBanco stock held by the plan were $0.1 million for each of the years ended December 31, 2006 and 2005.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2006
		December 31,
		2006	2005
Asset Category:
Equity securities	50 – 75%	61%	68%
Debt securities	25 – 50%	30%	31%
Cash and cash equivalents	0 – 25%	9%	1%

Total		100%	100%

CASH FLOWS—WesBanco has no required minimum contribution to the Plan for 2007 and as of December 31, 2006 has not determined the amount of any voluntary contributions it may make in 2007.

The following table presents estimated benefits to be paid in each of next five years and in the aggregate for the five years thereafter: (in thousands)

2007	$1,679
2008	1,749
2009	1,858
2010	2,012
2011	2,185
2012 to 2016	15,195

On March 1, 2002, WesBanco became the plan administrator of the American non-contributory defined benefit pension plan. As of December 31, 2006 the assets of this plan were merged into the WesBanco Defined Benefit Pension Plan. Prior to the merger, the American plan had assets totaling $1.4 million.

EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory internally leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Annual contributions are made to the ESOP as required by the loan agreement discussed below and at the discretion of the Board of Directors. In 2006 the Board of Directors elected to retain an enhanced company match to the 401(k) in lieu of making any further discretionary contributions to the ESOP portion of the plan. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For the year ended

December 31, 2006 and 2005 WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. For the year ended December 31, 2004, WesBanco matched 50% of the first 4% of eligible employee contributions.

As of December 31, 2006, the KSOP held 570,687 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. In previous years shares were released based on a formula, which considers the amount of principal and interest paid on the ESOP loan for the current year over the principal and interest to be paid for that period and all future periods. Dividends earned on unallocated shares were used to pay interest on the ESOP loan and for the three years ended December 31, 2006, 2005 and 2004 totaled $0, $20 thousand and $37 thousand, respectively. Dividends on allocated shares are either distributed to employee accounts or paid in cash to the participant, at their election. Total expense for the KSOP for the years ended December 31, 2006, 2005 and 2004 was $1.3 million, $1.3 million and $1.0 million, respectively. Total expense for the ESOP component of the KSOP for each of the years ended December 31, 2006, 2005 and 2004 was $0, $0.5 million, and $0.5 million, respectively.

During 2000, WesBanco’s ESOP established a $2.0 million revolving line of credit with the Bank, bearing interest at a rate equal to the Bank’s base rate and requiring annual repayments of principal equal to 20% of the balance outstanding at January 1 of each year. The line of credit matured on December 15, 2005, with a final balloon payment equal to all unpaid principal and interest due and payable at that time. The revolving line of credit had no outstanding balance as of December 31, 2006 and 2005 and $0.3 million at December 31, 2004, respectively. Interest paid to the Bank by the ESOP during 2005 and 2004 totaled $12 thousand and $23 thousand, respectively.

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

KEY EXECUTIVE INCENTIVE BONUS AND STOCK OPTION PLAN—The Key Executive Incentive Bonus and Stock Option Plan, which commenced in 1998, is a non-qualified plan that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or granting of stock options, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals. Performance goals are established by WesBanco’s Compensation Committee.

Compensation expense for the Annual Bonus recorded in 2006, 2005 and 2004 was $0.8 million for each year, respectively. During 2006, 2005 and 2004, WesBanco deferred a portion of these awards in the amounts of $95 thousand, $100 thousand and $68 thousand, respectively, to certain officers as an inducement to retain their services. Such deferred bonuses generally are paid, assuming continued service, one-third each year commencing in the third year after they are deferred.

The Stock Option component provides for granting of stock options to eligible employees. The maximum term of all options granted under WesBanco’s Stock Option Plan is ten years from the original grant date. At December 31, 2006 and 2005, WesBanco had 309,069 and 398,569 shares remaining for future issuance under equity compensation plans, respectively. During 2006, WesBanco’s Board of Directors approved a 89,500 share stock option grant to selected participants, including certain named executive officers. The stock option grants were effective as of May 17, 2006, at a grant price of $29.86, which was the closing price of the stock on May 16, 2006. Terms of the options included vesting in three increments of one-third each year, with the first one-third to vest on December 31, 2006, the second one-third to vest on December 31, 2007 and the final one-third to vest on December 31, 2008, with each annual vesting based on WesBanco achieving certain EPS targets. The options that vest will expire ten years from the date of grant, or May 17, 2016. The options scheduled to vest on December 31, 2006 were forfeited since WesBanco did not achieve the specified EPS target. The total intrinsic value of options exercised for the years ended December 31, 2006 and 2005 was $0.4 million and $2.2 million, respectively. The cash received and related tax benefit realized from stock options exercised at December 31, 2006 and 2005 was $1.2 million and $0.2 million and $3.4 million and $0.9 million, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans.

In 2005 WesBanco issued 116,500 stock options which also vest based upon Wesbanco achieving certain EPS targets. The options scheduled to vest on December 31, 2006 and 2005 were forfeited since WesBanco did not achieve the specified EPS target for each year. In 2005, WesBanco assumed 132,174 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Winton in conjunction with the January 3, 2005 merger at an average exchange-adjusted option price of $13.29 per share, for certain of their former officers and other employees. In 2004, WesBanco issued 63,001 stock options at an average option price of $26.60 per share and a fair value of $6.19 per share. These options were not performance-based and vested on December 31, 2004. Also in 2004 WesBanco assumed 35,995 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Western Ohio in conjunction with the August 31, 2004 merger at an average exchange-adjusted option price of $17.16 per share, for certain of their former officers. All granted options become immediately vested in the event of a change in control of WesBanco.

The following table shows the share activity in the Option Plan:

	For the years ended December 31,
	2006	Weighted Average Exercise Price Per Share	2005	Weighted Average Exercise Price Per Share	2004	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	442,052	$24.25	439,239	$23.31	384,840	$22.94
Granted during the year	89,500	29.86	116,500	29.16	63,001	26.60
Assumed in acquisition	—	—	132,174	13.29	35,995	17.16
Exercised during the year	(49,597)	23.64	(202,361)	16.90	(43,597)	19.70
Expired during the year	—	—	—	—	—	—
Forfeited during the year	(78,702)	28.49	(43,500)	28.81	(1,000)	23.96

Outstanding at end of the year	403,253	$24.75	442,052	$24.25	439,239	$23.31

Exercisable at year end	305,705	$23.20	365,719	$23.23	439,239	$23.31

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $3.5 million and $3.2 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2006:

Year Issued	Exerciseable at Year End	Exercise Price Range Per Share	Options Outstanding	Average Exercise Price	Remaining Contractual Life in Years
1998	7,110	$29.50	7,110	$29.50	1.12
2000	10,500	22.00	10,500	22.00	3.32
2001	74,107	20.74	74,107	20.74	4.30
2002	143,500	23.96	143,500	23.96	5.89
2004	53,500	26.60	53,500	26.60	7.39
2005	—	29.16	37,846	29.16	8.38
2005 (1)	16,988	11.59 to 17.55	16,988	14.90	3.99
2006	—	29.86	59,702	29.86	9.38

Total	305,705	$11.59 to $29.50	403,253	$24.75	6.32

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton.

NOTE 14. OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Professional fees	$5,369	$5,252	$4,406
General and administrative	1,684	1,710	1,511
Supplies	1,870	1,921	1,838
Postage	3,167	3,022	2,597
Telecommunications	2,891	3,424	2,447
Miscellaneous taxes	6,133	4,838	3,840
Other	7,788	8,183	7,530

Total other expenses	$28,902	$28,350	$24,169

NOTE 15. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(11.4)%	(11.8)%	(12.9)%
State income taxes, net of federal tax effect	0.2%	0.8%	0.7%
Bank-owned life insurance	(2.2)%	(1.5)%	(2.1)%
General business credits	(1.9)%	(1.2)%	(1.2)%
All other—net	(0.5)%	0.2%	(0.5)%

Effective tax rate	19.2%	21.5%	19.0%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Current:
Federal	$9,337	$7,958	$7,321
State	314	14	248
Deferred:
Federal	(245)	3,099	1,183
State	(143)	651	224

Total	$9,263	$11,722	$8,976

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Securities and derivative transactions	$3,067	$(3,565)	$(360)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2006	2005	2004
Deferred tax assets:
Allowance for loan losses	$12,559	$12,146	$11,349
Compensation and benefits	1,804	—	—
Deferred loan fees and costs	—	—	1,592
Purchase accounting adjustments	932	1,419	642
Fair value adjustments on securities available-for-sale and derivatives	2,087	5,150	1,628
Tax credit carryforwards	325	1,209	130
Other	765	500	168

Gross deferred tax assets	18,472	20,424	15,509

Deferred tax liabilities:
Depreciation	(332)	(451)	(713)
Accretion on securities	(2,953)	(2,365)	(1,778)
FHLB stock dividends	(1,454)	(4,143)	(2,016)
Compensation and benefits	—	(1,489)	(472)
Mortgage servicing rights	(664)	(726)	(133)
Deferred loan fees and costs	(1,481)	(701)	—

Gross deferred tax liabilities	$(6,884)	$(9,875)	$(5,112)

Net deferred tax assets	$11,588	$10,549	$10,397

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $0.2 million of general business credit carryforwards which expire in 2025. WesBanco also has $0.1 million of alternative minimum tax credits that may be carried forward indefinitely.

As a result of the Western Ohio and Winton acquisitions, retained earnings at December 31, 2006 and 2005 include $10.5 million for which no provision for income taxes has been recorded. These amounts represent the qualifying and non-qualifying tax bad debt reserves of Western Ohio and Winton as of December 31, 1987, which was the base year of Western Ohio and Winton for calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability is $4.2 million. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

For the years ended December 31, 2006, 2005 and 2004, income tax benefits of $0.8, $0.9 and $0.3 million, respectively, were credited to shareholders’ equity related to the exercise of nonqualified stock options and distributions of deferred directors’ benefits.

Federal and state income taxes applicable to securities transactions totaled $(3.1) million, $3.2 million, and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the estimates of fair value of financial instruments:

	December 31,
	2006		2005
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$96,605	$96,605	$110,608	$110,608
Securities held-to-maturity	341,187	347,391	389,393	397,101
Securities available-for-sale	395,520	395,520	603,171	603,171
Net loans (including loans held for sale)	2,879,404	2,819,405	2,909,923	2,859,636
Accrued interest receivable	19,180	19,180	20,426	20,426
Cash surrender value of bank owned life insurance	82,473	82,473	79,573	79,573
Financial liabilities:
Deposits	2,995,547	2,991,336	3,028,324	3,016,372
Federal Home Loan Bank borrowings	358,907	353,356	612,693	603,966
Other borrowings	202,561	202,537	244,301	244,287
Junior subordinated debt	87,638	87,930	87,638	88,203
Accrued interest payable	10,174	10,174	8,932	8,932
Derivatives:
Interest rate swaps	(97)	(97)	(690)	(690)

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

CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE—The carrying value of bank-owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated. Management believes that the carrying value approximates fair value.

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

NOTE 17. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Net income	$39,035	$42,757	$38,182
Securities available for sale:
Net change in unrealized gains (losses) on securities available-for-sale	(615)	(8,751)	18
Related income tax benefit (expense) (1)	243	3,457	(7)
Net securities losses (gains) reclassified into earnings	7,797	(1,954)	(2,577)
Related income tax (benefit) expense (1)	(3,080)	772	1,018

Net effect on other comprehensive income for the period	4,345	(6,476)	(1,548)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	593	1,779	1,807
Related income tax (expense) benefit (1)	(234)	(703)	(714)
Net derivative (gains) losses reclassified into earnings	(10)	(99)	(159)
Related income tax expense (benefit) (1)	4	39	63

Net effect on other comprehensive income for the period	353	1,016	997

Total other comprehensive income (loss)	4,698	(5,460)	(551)

Comprehensive income	$43,733	$37,297	$37,631

(1)	Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in thousands)	Unrealized Gains (Losses) on Securities Available-for-Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total Before Adjustment to Initially Apply FASB 158, Net of Tax	Defined Benefit Pension Plan	Total
Balance at January 1, 2004	$561	$(2,425)	$(1,864)	$—	$(1,864)
Period change, net of tax	(1,548)	997	(551)	—	(551)

Balance at December 31, 2004	$(987)	$(1,428)	$(2,415)	$—	$(2,415)
Period change, net of tax	(6,476)	1,016	(5,460)	—	(5,460)

Balance at December 31, 2005	$(7,463)	$(412)	$(7,875)	$—	$(7,875)
Period change, net of tax	4,345	353	4,698	(5,686)	(988)

Balance at December 31, 2006	$(3,118)	$(59)	$(3,177)	$(5,686)	$(8,863)

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. No expected losses on such commitments were recorded as of December 31, 2006 and 2005.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $30.2 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.2 million and $0.1 million as of December 31, 2006 and 2005, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and letters of credit outstanding:

	December 31,
(in thousands)	2006	2005
Commitments to extend credit	$528,888	$529,869
Standby letters of credit	44,168	41,711

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 19. DERIVATIVES

WesBanco may from time to time enter into derivative financial instruments, primarily interest rate swap agreements, to manage its own risks arising from movements in interest rates and to facilitate asset/liability management strategies.

During 2001, WesBanco entered into interest rate swap agreements, designated as cash flow hedges that effectively converted $125.0 million of its variable rate prime based money market deposit accounts to a fixed-rate basis with an average term of seven years, thus reducing the impact of rising interest rates on future interest expense. During 2006, interest rate swap agreements with a total notional amount of $43.3 million were terminated resulting in a loss of $47 thousand. For the years ended December 31, 2006, 2005 and 2004, WesBanco recorded interest expense on swap agreements totaling $0.2 million, $1.0 million and $2.0 million, respectively. At December 31, 2006 the net fair value adjustments on interest rate swap agreements recorded as a liability on the Consolidated Balance Sheets reflected unrealized pretax net losses of $0.1 million. These unrealized net losses may be reclassified from accumulated other comprehensive income to earnings during 2007 as interest payments are made to the counterparties based on current market rates. Fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to the average fixed pay rate and projected variable receive rate over the remaining term of the derivative. If derivatives are held to their respective dates, no fair value gain or loss is realized. For 2006 and 2005 there was no hedge ineffectiveness recorded in the Consolidated Statements of Income for these transactions.

The following table details the interest rate swaps and their associated hedged liability outstanding at December 31, 2006 and 2005:

(dollars in thousands) Derivative type	Maturity	Hedged Liability	Swap Notional Amount	Fair value	Swap Fixed Interest rate Range	Swap Variable Interest rate Range
December 31, 2006 Interest Rate Swap	2008	Prime based money market deposit accounts	$27,551	$(97)	3.96% to 4.73%	3.71% to 4.54%

December 31, 2005 Interest Rate Swap	2008	Prime based money market deposit accounts	$77,357	$(690)	3.85% to 4.73%	3.26% to 3.99%

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $19.0 million, $21.7 million and $23.4 million as of December 31, 2006, 2005, and 2004, respectively. During 2006, $2.7 million in related party loans were funded, $3.4 million were repaid and $2.0 million were no longer considered related party interests. At December 31, 2006, 2005 and 2004, none of the outstanding related party loans were past due 90 days or more, renegotiated or considered to be non-accrual.

NOTE 21. REGULATORY MATTERS

WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary Bank to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by a bank to a parent holding company is subject to federal and state banking regulations. Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 2006, the Bank could pay dividends of up to $5.8 million to WesBanco without obtaining prior regulatory approval and without adversely affecting its “well capitalized” status, as defined below.

WesBanco and its banking subsidiary are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. Average required reserve balances during 2006 and 2005 were approximately $9.6 million and $7.7 million, respectively.

Additionally, WesBanco and the Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and

5%, respectively. WesBanco and the Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2006 and 2005. There are no conditions or events since December 31, 2006 that management believes have changed WesBanco’s “well-capitalized” category.

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

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum Value (1)		Well Capitalized (2)	December 31, 2006		December 31, 2005
(dollars in thousands)				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00	%(3)	N/A	$365,591	9.27%	$360,260	8.46%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	365,591	12.35%	360,260	11.94%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	397,741	13.44%	391,337	12.97%
WesBanco Bank, Inc.
Tier 1 Leverage	4.00%		5.00%	$363,647	9.24%	$361,177	8.51%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	363,647	12.35%	361,177	12.00%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	395,796	13.44%	392,251	13.03%

(1)	Minimum requirements to remain adequately capitalized.

(2)	Well capitalized under prompt corrective action regulations.

(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2006	2005
ASSETS
Cash and short-term investments	$2,135	$2,695
Investment in subsidiaries—Banking	498,654	499,977
Investment in subsidiaries—Nonbank	4,599	4,734
Securities available-for-sale, at fair value	5,873	5,608
Other assets	9,626	11,973

Total Assets	$520,887	$524,987

LIABILITIES
Borrowings	$11,036	$15,500
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638
Dividends payable and other liabilities	5,338	6,619

Total Liabilities	104,012	109,757
SHAREHOLDER’S EQUITY	416,875	415,230

Total Liabilities and Shareholders’ Equity	$520,887	$524,987

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2006	2005	2004
Dividends from subsidiaries—Banking	$43,000	$40,500	$34,000
Dividends from subsidiaries—Nonbank	—	735	400
Income from securities	179	166	300
Net securities gains	30	575	855
Other income	270	147	159

Total income	43,479	42,123	35,714
Total expense	7,146	6,842	4,147

Income before income tax benefit and undistributed net income of subsidiaries	36,333	35,281	31,567
Income tax benefit	(2,818)	(2,464)	(1,240)

Income before undistributed net income of subsidiaries	39,151	37,745	32,807
(Excess dividends) undistributed net income of subsidiaries	(116)	5,012	5,375

NET INCOME	$39,035	$42,757	$38,182

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$39,035	$42,757	$38,182
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends (undistributed net income) of subsidiaries	116	(5,012)	(5,375)
Gains on sale of securities	(30)	(575)	(855)
(Decrease) increase in other assets	(63)	201	(8,127)
Other—net	1,845	1,489	1,044

Net cash provided by operating activities	40,903	38,860	24,869

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	30	945	2,211
Proceeds from maturities and calls	—	—	750
Payments for purchases	(10)	(144)	(693)
Acquisitions and additional capitalization of subsidiaries	—	(36,489)	(30,249)

Net cash provided by (used in) investing activities	20	(35,688)	(27,981)

FINANCING ACTIVITIES
Payments on ESOP debt	—	(253)	(325)
(Decrease) increase in borrowings	(4,464)	15,500	—
Issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	15,464	41,238
Purchases of treasury stock—net	(14,147)	(36,622)	(2,739)
Dividends paid	(23,071)	(22,785)	(19,792)
Other	199	—	—

Net cash (used in) provided by financing activities	(41,483)	(28,696)	18,382

Net (decrease) increase in cash and cash equivalents	(560)	(25,524)	15,270
Cash and short-term investments at beginning of year	2,695	28,219	12,949

Cash and short-term investments at end of year	$2,135	$2,695	$28,219

NOTE 23. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.0 billion, $2.6 billion and $2.7 billion at December 31, 2006, 2005, and 2004, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed Financial Information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2006:
Interest income	$227,269	—	$227,269
Interest expense	104,436	—	104,436

Net interest income	122,833	—	122,833
Provision for loan losses	8,739	—	8,739

Net interest income after provision for loan losses	114,094	—	114,094
Non-interest income	25,369	$15,039	40,408
Non-interest expense	97,237	8,967	106,204

Income before provision for income taxes	42,226	6,072	48,298
Provision for income taxes	6,834	2,429	9,263

Net income	$35,392	$3,643	$39,035

Goodwill and core deposit intangibles	$145,147	$—	$145,147
Net deferred tax assets	11,588	—	11,588
Total assets	$4,082,868	$6,275	$4,089,143
For the year ended December 31, 2005:
Interest income	$224,745	—	$224,745
Interest expense	92,434	—	92,434

Net interest income	132,311	—	132,311
Provision for loan losses	8,045	—	8,045

Net interest income after provision for loan losses	124,266	—	124,266
Non-interest income	24,828	$14,305	39,133
Non-interest expense	100,210	8,710	108,920

Income before provision for income taxes	48,884	5,595	54,479
Provision for income taxes	9,484	2,238	11,722

Net income	$39,400	$3,357	$42,757

Goodwill and core deposit intangibles	$147,658	$—	$147,658
Net deferred tax assets	10,549	—	10,549
Total assets	$4,419,123	$2,992	$4,422,115
For the year ended December 31, 2004:
Interest income	$169,436	—	$169,436
Interest expense	60,212	—	60,212

Net interest income	109,224	—	109,224
Provision for loan losses	7,735	—	7,735

Net interest income after provision for loan losses	101,489	—	101,489
Non-interest income	22,485	$13,056	35,541
Non-interest expense	81,889	7,983	89,872

Income before provision for income taxes	42,085	5,073	47,158
Provision for income taxes	6,947	2,029	8,976

Net income	$35,138	$3,044	$38,182

Goodwill and core deposit intangibles	$83,922	$—	$83,922
Net deferred tax assets	10,397	—	10,397
Total assets	$4,009,052	$2,347	$4,011,399

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control–Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2006, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. Management’s assessment of the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young, LLP Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that WesBanco, Inc. (WesBanco) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that WesBanco maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WesBanco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion thereon.

Pittsburgh, Pennsylvania

February 28, 2007

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

WesBanco will provide a printed copy, free of charge, of WesBanco’s Code of Ethics to any shareholder requesting such information. To obtain a copy of WesBanco’s Code of Ethics, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003. (304) 234-9201

ITEM 11. EXECUTIVE	COMPENSATION

Information relating to compensation of directors and executive officers is set forth under the headings “Compensation of Executive Officers, “Compensation Discussion and Analysis” and related tables and “Meetings of Board of Directors and Committees and Compensation of Members” in the Proxy Statement and is incorporated by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	403,253	$24.75	309,069
Equity compensation plans not approved by security holders	None	None	None

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to transactions and relationships with certain directors and executive officers of WesBanco is set forth under the heading “Transactions with Directors and Officers” in the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under Note 20, “Transactions with Related Parties” in the Consolidated Financial Statements.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

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

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Agreement and Plan of Merger dated April 1, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 10, 2004.

2.2	First Amendment to Agreement and Plan of Merger dated July 13, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

2.3	Agreement and Plan of Merger dated August 25, 2004, by and between WesBanco, Inc., WesBanco Bank, Inc., Winton Financial Corporation and Winton Savings and Loan Co.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 and Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 27, 2004.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated August 22, 2002).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 14, 2002.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

Exhibit Number	Document	Location:
4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location:
4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

10.1	Key Executive Incentive Bonus and Option Plan.	Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.

10.2	Employment Agreements with Paul M. Limbert, John W. Moore, Jerome B. Schmitt and Kristine N. Molnar.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

Exhibit Number	Document	Location:

10.5	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Edward M. George.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.6	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.7	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.8	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.9	Revolving Credit Agreement dated July 14, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

10.10	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.11	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Kristine N. Molnar, Dennis G. Powell and Robert H. Young.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.12	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert, Kristine N. Molnar, John W. Moore and Jerome B. Schmitt.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.13	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M. Limbert ($100,000); Kristine N. Molnar ($40,000), John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.14	Form of Amended and Restated Salary Continuation Agreement—With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location:

10.15	Amended and Restated WesBanco, Inc. KSOP	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.16	WesBanco, Inc. Deferred Compensation Plan—For Directors and Eligible Employees. (as amended)	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.17	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

11	Computation of Earnings Per Share.	Computation of earnings per share is set forth under Note 2, “Earnings Per Share” of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed Here With

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2007.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

By:	/s/ ROBERT H. YOUNG
Robert H. Young
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2007.

By:	/s/ EDWARD M. GEORGE
Edward M. George
Chairman of the Board

The Directors of WesBanco (listed below) executed a power of attorney appointing Paul M. Limbert their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

James E. Altmeyer	Henry L. Schulhoff
Ray A. Byrd	Joan C. Stamp
R. Peterson Chalfant	Reed J. Tanner
Christopher V. Criss
James D. Entress
Abigail M. Feinknopf
Ernest S. Fragale
Edward M. George
Vaughn L. Kiger
Robert E. Kirkbride

WESBANCO, INC. OFFICERS & DIRECTORS

EXECUTIVE OFFICERS

Edward M. George	Kristine N. Molnar	Michael L. Perkins
Chairman of the Board	Executive Vice President	Senior Vice President
	Lending	Risk Management
Paul M. Limbert
President & Chief Executive Officer	John W. Moore	Stephen J. Lawrence
	Executive Vice President	Vice President & Auditor
Robert H. Young	Human Resources
Executive Vice President &		Larry G. Johnson
Chief Financial Officer	Brent E. Richmond	Secretary
Executive Vice President
Peter W. Jaworski	Treasury
Executive Vice President &
Chief Credit Officer	Jerome B. Schmitt
Executive Vice President
Dennis G. Powell	Investments & Trusts
Executive Vice President &
Chief Operating Officer

DIRECTORS

James E. Altmeyer	Edward M. George*	Joan C. Stamp
President	Chairman of the Board	Director
Altmeyer Funeral Homes, Inc.	WesBanco, Inc.	West Virginia University Foundation
West Virginia, Ohio, & Virginia	Retired – President & Chief Executive Officer	Wheeling, WV
WesBanco, Inc. & WesBanco Bank, Inc.
Ray A. Byrd	Wheeling, WV	Carter W. Strauss*(1)
Member – Manager		President
Schrader, Byrd & Companion, PLLC	Vaughn L. Kiger	Strauss Industries, Inc.
Attorneys-at-Law	President	Wheeling, WV
Wheeling, WV	Old Colony Company
	Morgantown, WV	Reed J. Tanner, CPA
R. Peterson Chalfant*		Principal
Attorney-at-Law	Robert E. Kirkbride*	Dixon Hughes PLLC
Steubenville, OH	President	Morgantown, WV
Ohio Valley Land Company
Christopher V. Criss*	Vienna, WV
President & Chief Executive Officer
Atlas Towing Company	Jay T. McCamic
Parkersburg, WV	Attorney-at-Law
McCamic, Sacco, Pizzuti & McCoid PLLC
James D. Entress, D. M. D.	Wheeling, WV	DIRECTORS EMERITI
Retired – Oral & Maxillo – Facial Surgeon
Singer Island, FL	Paul M. Limbert*	John H. Cheffy
	President & Chief Executive Officer	Roland L. Hobbs
Abigail M. Feinknopf	WesBanco, Inc. & WesBanco Bank, Inc.	John W. Kepner
Marketing Representative	Wheeling, WV	Jeremy C. McCamic
Columbus, OH		James W. Swearingen
	Henry L. Schulhoff*	Robert K. Tebay
Ernest S. Fragale	President	William E. Witschey
Vice President	Schulhoff & Company, Inc.
Daisy Development Company	Cincinnati, OH	* Executive Committee
Bridgeport, WV		(1) Resigned on February 22, 2007.

WESBANCO BANK, INC. DIRECTORS

DIRECTORS

J. David Carlot*	Paul M. Limbert*	Dean C. Ramsey
President	President & Chief Executive Officer	Partner
Carlotta, LTD	WesBanco, Inc. & WesBanco Bank, Inc.	West & Jones, Attorneys-at-Law
Fairmont, WV	Wheeling, WV	Bridgeport, WV

Richard H. Carter	Jeffrey W. McCamic*	F. M. Dean Rohrig
President & Chief Operating Officer	Member	Attorney-at-Law
Wheeling – Nisshin	McCamic, Sacco, Pizzuti & McCoid PLLC	Middlebourne, WV
Follansbee, WV	Attorneys-at-Law
	Wheeling, WV	Richard A. Rubin President Rubin Resources, Inc. Charleston, WV
Fred T. Chambers
Funeral Director	Kristine N. Molnar
Chambers and James Funeral Home	Executive Vice President – Lending
Wellsburg, WV	WesBanco, Inc.
	Wheeling, WV	James G. Squibb, Jr.* Chief Operating Officer & Chief Financial Officer Beyond Marketing Wheeling, WV
Robert M. D’Alessandri, M.D.
Vice President	Edward M. Nelson, III
Health Services Center	Retired – Former President
West Virginia University	Nelson’s Drug Company
Morgantown, WV	Charleston, WV	James White, Jr.
James White Construction Co. Weirton, WV

John W. Fisher, II*	F. Eric Nelson, Jr.*
Dean & Professor of Law	President
College of Law	Nelson Enterprises, Inc.
West Virginia University	Charleston, WV
Morgantown, WV

John W. Raisbeck
Joseph F. Ford, III	Retired – Former Regional President
President	WesBanco Bank, Inc.
Ford Funeral Home, Inc.	Springfield, OH
Fairmont, WV		* Executive Committee