Form 10-Q
period 2007-03-31
WESBANCO INC
filed 2007-05-09
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 20,899,540 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2007 and 2006 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3	Quantitative and Qualitative Disclosures About Market Risk	26

4	Controls and Procedures	27

	PART II – OTHER INFORMATION
1	Legal Proceedings	28

2	Unregistered Sales of Equity Securities and Use of Proceeds	28

4	Submission of Matters to a Vote of Security Holders.	28

6	Exhibits	29

	Signatures	30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(in thousands, except per share amounts)	2007	2006
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $1,109 and $1,217, respectively	$ 77,233	$ 96,605
Federal funds sold	40,000	-
Securities:
Available-for-sale, at fair value	748,884	395,520
Held-to-maturity (fair values of $0 and $347,391, respectively)	-	341,187
Total securities	748,884	736,707
Loans held for sale	4,746	3,170
Portfolio loans:
Commercial	390,228	409,347
Commercial real estate	1,153,327	1,165,823
Residential real estate	870,544	896,533
Home equity	156,784	161,602
Consumer	267,593	274,908
Total portfolio loans, net of unearned income	2,838,476	2,908,213
Allowance for loan losses	(31,757)	(31,979)
Net portfolio loans	2,806,719	2,876,234
Premises and equipment, net	67,507	67,404
Accrued interest receivable	19,036	19,180
Goodwill and other intangible assets, net	144,552	145,147
Bank-owned life insurance	83,226	82,473
Other assets	68,631	71,223
Total Assets	$ 4,060,534	$ 4,098,143

LIABILITIES
Deposits:
Non-interest bearing demand	$ 387,877	$ 401,909
Interest bearing demand	351,532	356,088
Money market	367,205	354,082
Savings deposits	439,264	441,226
Certificates of deposit	1,450,416	1,442,242
Total deposits	2,996,294	2,995,547
Federal Home Loan Bank borrowings	363,958	358,907
Other short-term borrowings	162,072	202,561
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638
Total borrowings	613,668	649,106
Accrued interest payable	10,335	10,174
Other liabilities	30,538	26,441
Total Liabilities	3,650,835	3,681,268

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 20,948,040 shares in 2007 and 21,496,793 shares in 2006	49,200	49,200
Capital surplus	123,202	123,170
Retained earnings	322,307	316,457
Treasury stock (2,667,819 and 2,119, 066 shares, respectively, at cost)	(79,244)	(61,855)
Accumulated other comprehensive loss	(4,585)	(8,863)
Deferred benefits for directors and employees	(1,181)	(1,234)
Total Shareholders' Equity	409,699	416,875
Total Liabilities and Shareholders' Equity	$ 4,060,534	$ 4,098,143

 See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended
	March 31,
(unaudited, in thousands, except per share amounts)	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 48,269	$ 45,732
Interest and dividends on securities:
Taxable	4,778	5,959
Tax-exempt	3,737	4,308
Total interest and dividends on securities	8,515	10,267
Federal funds sold	108	-
Other interest income	301	448
Total interest and dividend income	57,193	56,447
INTEREST EXPENSE
Interest bearing demand deposits	1,021	546
Money market deposits	2,190	2,195
Savings deposits	1,500	1,276
Certificates of deposit	15,679	12,493
Total interest expense on deposits	20,390	16,510
Federal Home Loan Bank borrowings	3,310	5,358
Other short-term borrowings	2,092	2,242
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,408	1,354
Total interest expense	27,200	25,464
NET INTEREST INCOME	29,993	30,983
Provision for loan losses	1,460	2,640
Net interest income after provision for loan losses	28,533	28,343
NON-INTEREST INCOME
Trust fees	4,338	4,058
Service charges on deposits	3,883	3,797
Bank-owned life insurance	748	729
Net securities gains (losses)	678	(7,942)
Net gains on sales of loans	336	43
Other income	3,253	4,729
Total non-interest income	13,236	5,414
NON-INTEREST EXPENSE
Salaries and wages	10,182	9,904
Employee benefits	3,696	3,512
Net occupancy	2,003	2,013
Equipment	1,902	2,030
Marketing	622	1,073
Amortization of intangible assets	596	633
Restructuring expenses	-	540
Other operating expenses	7,384	7,107
Total non-interest expense	26,385	26,812
Income before provision for income taxes	15,384	6,945
Provision for income taxes	3,437	1,361
NET INCOME	$ 11,947	$ 5,584
EARNINGS PER SHARE
Basic	$ 0.56	$ 0.25
Diluted	$ 0.56	$ 0.25
AVERAGE SHARES OUTSTANDING
Basic	21,271,328	21,937,948
Diluted	21,325,166	21,998,750
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.275	$ 0.265

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2007 and 2006
						Accumulated	Deferred
						Other	Benefits for
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
Balance, December 31, 2005	21,955,359	$ 49,200	$ 122,345	$ 300,452	$ (47,769)	$ (7,875)	$ (1,123)	$ 415,230
Net income				5,584				5,584
Other comprehensive income						2,181		2,181
Comprehensive income								7,765
Common dividends
declared ($0.265 per share)				(5,810)				(5,810)
Treasury shares purchased	(39,200)				(1,230)			(1,230)
Treasury shares sold	9,107		(60)		227			167
Tax benefit from employee benefit plans			49					49
Deferred benefits for directors – net			72				(72)	-
March 31, 2006	21,925,266	$ 49,200	$ 122,406	$ 300,226	$ (48,772)	$ (5,694)	$ (1,195)	$ 416,171

Balance, December 31, 2006	21,496,793	$ 49,200	$ 123,170	$ 316,457	$ (61,855)	$ (8,863)	$ (1,234)	$ 416,875
Net income				11,947				11,947
Other comprehensive income						4,278		4,278
Comprehensive income								16,225
Common dividends
declared ($0.275 per share)				(5,799)				(5,799)
Treasury shares purchased	(560,253)				(17,675)			(17,675)
Treasury shares sold	11,500		-		286			286
Cumulative effect of change in accounting
for uncertainties in income taxes				(298)				(298)
Tax benefit from employee benefit plans			34					34
Recognition of stock compensation			51					51
Deferred benefits for directors – net			(53)				53	-
March 31, 2007	20,948,040	$49,200	$ 123,202	$ 322,307	$(79,244)	$ (4,585)	$ (1,181)	$ 409,699

There was no activity in Preferred Stock during the three months ended March 31, 2007 and 2006.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2007	2006
OPERATING ACTIVITIES:
Net income	$ 11,947	$ 5,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,398	1,382
Net accretion	(251)	(1,014)
Provision for loan losses	1,460	2,640
Net securities (gains) losses	(678)	7,942
Net gains on sales of loans	(336)	(43)
Excess tax benefits from stock-based compensation arrangements	(34)	(49)
Deferred income taxes	263	(758)
Increase in cash surrender value of bank-owned life insurance	(753)	(729)
Loans originated for sale	(24,101)	(14,190)
Proceeds from the sale of loans originated for sale	22,860	10,310
Change in: other assets and accrued interest receivable	(132)	(579)
Change in: other liabilities and accrued interest payable	3,482	5,745
Other – net	(537)	(2,271)
Net cash provided by operating activities	14,588	13,970
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	1,213	8,935
Proceeds from maturities, prepayments and calls	59,542	32,259
Purchases of securities	(71,630)	(1,043)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	6,754	12,157
Purchases of securities	(200)	(532)
Sale of branches, net of cash	-	(16,741)
Net decrease (increase) in loans	68,089	(11,177)
(Sales) purchases of premises and equipment – net	(532)	772
Net cash provided by investing activities	63,236	24,630
FINANCING ACTIVITIES:
Increase in deposits	734	2,005
Increase (decrease) in Federal Home Loan Bank borrowings	5,610	(37,302)
Increase (decrease) in other short-term borrowings	9,512	(51,864)
(Decrease) increase in federal funds purchased	(50,000)	45,000
Excess tax benefits from stock-based compensation arrangements	34	49
Dividends paid	(5,696)	(5,737)
Treasury shares purchased – net	(17,390)	(1,063)
Net cash used in financing activities	(57,196)	(48,912)
Net increase (decrease) in cash and cash equivalents	20,628	(10,312)
Cash and cash equivalents at beginning of the period	96,605	110,608
Cash and cash equivalents at end of the period	$ 117,233	$ 100,296
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 27,039	$ 25,439
Income taxes paid	-	750
Transfers of loans to other real estate owned	315	1,347
Transfers of held to maturity securities to available for sale securities	340,767	-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION—The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument under certain specified circumstances, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. This statement was effective for WesBanco as of January 1, 2007 and did not have a significant impact on WesBanco’s financial position or results of operations.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement was effective for WesBanco as of January 1, 2007 and did not have a significant impact on WesBanco’s financial position or results of operations, as WesBanco retained the amortized cost method as its method of accounting for servicing-related assets.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the application of SFAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is more likely than not (likelihood of occurrence is greater than 50 percent), based on its technical merits, the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority. This interpretation was effective for WesBanco as of January 1, 2007 and did not have a significant impact on WesBanco’s financial position or results of operations.  For further information, see Note 8, Income Taxes.

RECENT ACCOUNTING PRONOUNCEMENTS—In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines, and provides guidance as to the measurement of, fair value. This statement creates a hierarchy of measurement and indicates that, when possible, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 applies when assets or liabilities in the financial statements are to be measured at fair value, but does not require additional use of fair value beyond the requirements in other accounting principles. The statement is effective for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on WesBanco’s financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to report certain financial assets and financial liabilities at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  WesBanco can elect to apply the standard prospectively and measure certain financial instruments at fair value beginning January 1, 2008.  WesBanco is currently evaluating the guidance contained in SFAS 159, and has yet to determine which assets or liabilities (if any) will be selected.  At adoption, the difference between the carrying amount and the fair value of existing eligible assets and liabilities selected (if any) would be recognized via a cumulative adjustment to beginning retained earnings on January 1, 2008.

NOTE 2. EARNINGS PER SHARE

         Earnings per share are calculated as follows:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands, except shares and per share amounts)	2007	2006
Numerator for both basic and diluted earnings per share:
Net Income	$ 11,947	$ 5,584

Denominator:
Total average basic common shares outstanding	21,271,328	21,937,948
Effect of dilutive stock options	53,838	60,802
Total diluted average common shares outstanding	21,325,166	21,998,750

Earnings per share - basic	$ 0.56	$ 0.25
Earnings per share - diluted	$ 0.56	$ 0.25

NOTE 3. SECURITIES

        Effective March 31, 2007 all held-to-maturity securities were transferred to available-for-sale.  The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and other deposits and borrowings that may require pledged collateral.  The securities transferred were obligations of states and political subdivisions which have only limited use as pledged collateral due to regulatory and other restrictions.  Some securities transferred had a cost basis in excess of fair value.  Management has the intent and ability to hold the securities until recovery of their cost.  Upon recovery, management may sell securities and purchase securities that can be better utilized as pledged collateral.  The amortized cost of the transferred securities, at the date of transfer, was $334.9 million; and the pre-tax gain recognized in other comprehensive income relating to the transfer was $5.8 million.  WesBanco does not intend to use the held-to-maturity security classification in the foreseeable future for purchased securities.

        The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31,	December 31,
(Unaudited, in thousands)	2007	2006
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 103,201	$ 117,066
Mortgage-backed securities	282,110	254,703
Obligations of states and political subdivisions	358,376	17,586
Corporate equity securities	5,197	6,165
Total securities available-for-sale	748,884	395,520
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	-	341,187
Total securities	$ 748,884	$ 736,707

At March 31, 2007 and December 31, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with par values aggregating $302.2 million and $329.6 million and aggregate carrying values of $302.0 million and $329.7 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available-for-sale securities were $1.2 million and $8.9 million for the three months ended March 31, 2007 and 2006, respectively.

For the three months ended March 31, 2007 realized gains on available-for-sale securities were $678 thousand and realized losses were zero.  For the three months ended March 31, 2006, realized gains on available-for-sale securities were $106 thousand and excluding the other-than-temporary impairment losses of $8.0 million recognized in the first quarter, realized losses on available-for-sale securities were zero.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 71,201	$ (941)	13	$ 71,201	$ (941)	13
Mortgage-backed securities	57,104	(275)	6	156,548	(4,310)	69	213,652	(4,585)	75
Obligations of states and political subdivisions	1,801	(2)	6	65,831	(1,003)	157	67,632	(1,005)	163
Total temporarily impaired securities	$ 58,905	$ (277)	12	$ 293,580	$ (6,254)	239	$ 352,485	$ (6,531)	251

	December 31, 2006
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 102,066	$ (1,108)	18	$ 102,066	$ (1,108)	18
Mortgage-backed securities	80,305	(651)	10	162,053	(5,291)	69	242,358	(5,942)	79
Obligations of states and political subdivisions	4,478	(12)	8	67,772	(1,084)	166	72,250	(1,096)	174
Total temporarily impaired securities	$ 84,783	$ (663)	18	$ 331,891	$ (7,483)	253	$ 416,674	$ (8,146)	271

Total unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $1.8 million market gain as of March 31, 2007, which includes the gain of $5.8 million from the securities transferred from held-to-maturity, compared to a $5.1 million market loss as of December 31, 2006.  These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio and are accounted for as an adjustment to other comprehensive income in shareholders’ equity.  WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale.  If these securities are held to recovery or their respective maturity dates, no fair value gain or loss will be realized.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest indices.  WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost.  Accordingly, WesBanco believes the unrealized losses in its available-for-sale securities portfolio at March 31, 2007 are temporary and no other-than-temporary impairment losses have been recognized in the Consolidated Statements of Income for the first quarter of 2007.

 NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.4 million at March 31, 2007 and $4.5 million at December 31, 2006.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2007	2006
Balance, at beginning of period	$ 31,979	$ 30,957
Provision for loan losses	1,460	2,640
Charge-offs	(2,225)	(1,844)
Recoveries	543	538
Balance, at end of period	$ 31,757	$ 32,291

	March 31,	December 31,
(Unaudited, in thousands)	2007	2006
Non-accrual loans	$ 12,126	$ 16,154
Other impaired loans	1,817	2,992
Total impaired loans	$ 13,943	$ 19,146

	March 31,	December 31,
(Unaudited, in thousands)	2007	2006
Balance of impaired loans with no allocated allowance for loan losses	$ 9,382	$ 10,629
Balance of impaired loans with an allocated allowance for loan losses	4,561	8,517
Total impaired loans	$ 13,943	$ 19,146

Allowance for loan losses allocated to impaired loans	$ 985	$ 1,274

At March 31, 2007 and December 31, 2006, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

        WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At March 31, 2007 and December 31, 2006 WesBanco had FHLB borrowings of $364.0 million and $358.9 million, respectively, with a weighted-average interest rate of 3.96% and 3.77%, respectively.  Included in FHLB borrowings at March 31, 2007 are $107.1 million in FHLB of Cincinnati advances obtained in connection with certain business combinations. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $21.2 million at March 31, 2007 and $21.6 million at December 31, 2006 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2007 and December 31, 2006 was $1,055.3 million and $1,048.5 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $364.0 million outstanding at March 31, 2007, $206.0 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.  Approximately $62.6 million of such advances are from the FHLB of Cincinnati.  Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is not a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2007 based on their contractual maturity dates and effective interest rates:

Year (unaudited, in thousands)	Maturity	Average Rate
2007	$ 112,140	3.39%
2008	43,769	3.32%
2009	80,887	4.21%
2010	99,348	4.67%
2011	10,550	3.50%
2012 and thereafter	17,264	5.85%
Total	$ 363,958	3.96%

NOTE 6. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	March 31,	December 31,
(Unaudited, in thousands)	2007	2006
Federal funds purchased	$ -	$ 50,000
Securities sold under agreements to repurchase	135,838	142,591
Treasury tax and loan notes and other	234	1,933
Revolving line of credit	26,000	8,037
Total	$ 162,072	$ 202,561

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2007	2006
Service cost – benefits earned during year	$ 603	$ 620
Interest cost on projected benefit obligation	745	708
Expected return on plan assets	(1,066)	(929)
Amortization of prior service cost	(29)	(36)
Amortization of net loss	190	292
Net periodic pension cost	$ 443	$ 655

There is no minimum contribution due for 2007, however as a result of the passage of the Pension Protection Act of 2006, WesBanco is evaluating its practice prior to 2006 of contributing the maximum tax deductible contribution and will not make a funding decision until December, 2007 or later.

NOTE 8. INCOME TAXES

WesBanco adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, a cumulative-effect adjustment of $0.3 million was recorded, reducing the January 1, 2007 balance of retained earnings while increasing the net liability for unrecognized tax benefits and interest. WesBanco does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

At the adoption date of January 1, 2007, there was approximately $1.8 million of unrecognized tax benefits and interest. Of that amount, $0.9 million would affect the effective tax rate if recognized. There was no change in the unrecognized tax benefits or interest during the three months ended March 31, 2007.

As of March 31, 2007, the amount of accrued interest related to uncertain tax positions was $0.3 million. WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. COMPREHENSIVE INCOME

        The components of other comprehensive income are as follows:

	For the Three Months
	Ended March 31,
(Unaudited, in thousands)	2007	2006
Net Income	$ 11,947	$ 5,584
Securities available-for-sale:
Unrealized gains from transfer of securities from held-to-maturity to available for sale	5,817	-
Related income tax (expense) benefit (1)	(2,298)	-
Net change in unrealized gains (losses) on securities available-for-sale	1,770	(4,701)
Related income tax (expense) benefit (1)	(699)	1,857
Net securities (gains) losses reclassified into earnings	(678)	7,942
Related income tax expense (benefit) (1)	268	(3,137)
Net effect on other comprehensive income for the period	4,180	1,961

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	10	368
Related income tax (expense) benefit (1)	(4)	(146)
Net derivative (gains) losses reclassified into earnings	-	(3)
Related income tax expense (benefit) (1)	-	1
Net effect on other comprehensive income for the period	6	220

Defined benefit pension plan
Amortization of prior service costs	(29)	-
Related income tax expense (benefit) (1)	11	-
Amortization of unrealized loss	181	-
Related income tax expense (benefit) (1)	(71)	-
Net effect on other comprehensive income for the period	92	-
Total other comprehensive income	4,278	2,181
Comprehensive income	$ 16,225	$ 7,765
(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

The activity in accumulated other comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2006	$ -	$ (7,463)	$ (412)	$ (7,875)
Period change, net of tax	-	1,961	220	2,181
Balance at March 31, 2006	$ -	$ (5,502)	$ (192)	$ (5,694)

Balance at January 1, 2007	$ (5,686)	$ (3,118)	$ (59)	$ (8,863)
Period change, net of tax	92	4,180	6	4,278
Balance at March 31, 2007	$ (5,594)	$ 1,062	$ (53)	$ (4,585)

Unrealized gains on securities transferred from the held-to-maturity portfolio into the available-for-sale portfolio increased comprehensive income by $3.5 million after tax in the first quarter of 2007. See Note 3. Securities, for additional information on this transfer.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Expected losses on such commitments are recorded in other liabilities and were zero as of each of the periods ended March 31, 2007 and December 31, 2006.

         Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded at its estimated fair value of $0.2 million as of March 31, 2007 and December 31, 2006 and is included in other liabilities on the Consolidated Balance Sheets.

         The following table presents total commitments and standby letters of credit outstanding:

	March 31,	December 31,
(Unaudited, in thousands)	2007	2006
Commitments to extend credit	$ 558,829	$ 528,888
Standby letters of credit	44,478	44,168

        CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 11. STOCK-BASED COMPENSATION

WesBanco sponsors a Key Executive Incentive Bonus and Option Plan (the “Plan”) that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or the granting of non-qualified stock options, depending upon the component of the plan in which the award is earned. Under the terms of the Plan, 0.3 million shares remain available for issuance. Stock options are granted by, and at the discretion of the Compensation Committee of the Board of Directors and may be either time or performance based. The maximum term of all options granted under the Stock Option component of the Plan is ten years from the original grant date.

The following table presents stock option activity for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(Unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Term	Value
Outstanding at January 1, 2007	403,253	$ 24.75
Granted	-	-
Exercised	(11,500)	24.88
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2007	391,753	$ 24.74	6.07	$ 2,401
Vested and exercisable at March 31, 2007	294,205	$ 23.13	5.22	$ 2,277

        There were no options awarded in the first quarter of 2007.

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.0 billion and $2.9 billion at March 31, 2007 and 2006, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets. Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months ended March 31, 2007:
Interest income	$ 57,193	$ -	$ 57,193
Interest expense	27,200	-	27,200
Net interest income	29,993	-	29,993
Provision for loan losses	1,460	-	1,460
Net interest income after provision for loan losses	28,533	-	28,533
Non-interest income	8,898	4,338	13,236
Non-interest expense	23,964	2,421	26,385
Income before provision for income taxes	13,467	1,917	15,384
Provision for income taxes	2,670	767	3,437
Net income	$ 10,797	$ 1,150	$ 11,947

For the Three Months ended March 31, 2006:
Interest income	$ 56,447	$ -	$ 56,447
Interest expense	25,464	-	25,464
Net interest income	30,983	-	30,983
Provision for loan losses	2,640	-	2,640
Net interest income after provision for loan losses	28,343	-	28,343
Non-interest income	1,356	4,058	5,414
Non-interest expense	24,506	2,306	26,812
Income before provision for income taxes	5,193	1,752	6,945
Provision for income taxes	660	701	1,361
Net income	$ 4,533	$ 1,051	$ 5,584

Total assets of the trust and investment services segment were $6.6 million and $5.5 million at March 31, 2007 and 2006, respectively. All goodwill and other intangible assets, mortgage servicing rights and net deferred tax assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2007 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2006 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating through 78 banking offices, one loan production office and 111 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income for the quarter ended March 31, 2007 increased 114.0% to $11.9 million or $0.56 per diluted share compared to $5.6 million or $0.25 per diluted share for the first quarter of 2006.

The first quarter results reflected improvements primarily as a result of increases in non-interest income (with 2006 significantly impacted by an impairment loss on securities totaling $8.0 million and a $2.5 million branch sale gain) and a reduced loan loss provision. In addition, improvement in the net interest margin from the 2006 balance sheet repositioning limited the first quarter overall reduction in net interest income. The margin increased to 3.56% from 3.40% in the first quarter of 2006.

Increases in trust fee income, realized gains on sales of securities, gains on sale of loans originated for sale and recognition of a deferred gain on the sale of a branch facility provided improvements in non-interest income. The reduction in the provision for loan losses reflects a decrease in non-performing loans in the first quarter from paydowns and credit improvements relating to loans previously classified as non-performing. These improvements more then offset a 3.2% decline in net interest income.

On a diluted per share basis, core operating earnings (See “Non-GAAP measures”) were $0.53 per share for the quarter, a 26.2% increase over $0.42 per share in 2006. Net income for the first quarter of 2007 included a $0.6 million after-tax gain from the recognition of a deferred gain on the sale of a branch facility in 2004, and for 2006 included a $4.8 million after-tax loss arising in connection with the balance sheet repositioning, a $1.5 million net after-tax gain from the sale of four branches and $0.3 million net after-tax expense from the restructuring of certain mortgage operations. These items are excluded from core earnings.

Return on average assets and equity improved in the first quarter due to improved results. Annualized return on average assets was 1.20% for the three months ended March 31, 2007 compared to 0.52% for the corresponding quarter in 2006. Return on average equity was 11.77% for the first quarter of 2007 compared to 5.45% for the first quarter of 2006.

NON-GAAP MEASURES

        Amounts reported in this Form 10-Q have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). However, certain supplemental non-GAAP measurements have also been included. WesBanco’s management believes these non-GAAP measurements, which exclude the effects of restructuring expenses, other-than-temporary impairment losses and gain on sales of branch offices are essential to a proper understanding of the operating results of WesBanco’s core business largely because they allow investors to see clearly the performance of WesBanco without these charges included in certain key financial ratios. These non-GAAP measurements are not a substitute for operating results determined in accordance with GAAP nor do they necessarily conform to non-GAAP performance measures that may be presented by other companies. These non-GAAP measures should not be compared to non-GAAP performance measures of other companies.

NON-GAAP RECONCILIATION
	For the Three Months Ended
	March 31,
	2007	2006
Net income	$ 11,947	$ 5,584
Add: restructuring expenses, net of tax (1)	-	324
Add: other-than-temporary impairment losses, net of tax (1)	-	4,829
Subtract: gains on sales of branch offices, net of tax (4)	(588)	(1,479)
Core operating earnings	$ 11,359	$ 9,258

Net income per common share (3)	$ 0.56	$ 0.25
Effects of restructuring expenses, net of tax (1)	-	0.02
Effects of other-than-temporary impairment losses, net of tax (1)	-	0.22
Effects of gains on sales of branch offices, net of tax (1),(4)	(0.03)	(0.07)
Core operating earnings per common share (3)	$ 0.53	$ 0.42

Return on average assets	1.20%	0.52%
Effects of restructuring expenses, net of tax (1)	0.00%	0.03%
Effects of other-than-temporary impairment losses, net of tax (1)	0.00%	0.45%
Effects of gains on sales of branch offices, net of tax (1)(4)	(0.06%)	(0.14%)
Core operating return on average assets	1.14%	0.86%

Return on average equity	11.77%	5.45%
Effects of restructuring expenses, net of tax (1)	0.00%	0.32%
Effects of other-than-temporary impairment losses, net of tax (1)	0.00%	4.71%
Effects of gains on sales of branch offices, net of tax (1)(4)	(0.58%)	(1.44%)
Core operating return on average equity	11.19%	9.04%

Efficiency ratio (2)	58.32%	69.25%
Effects of restructuring expenses, net of tax (1)	0.00%	(1.61%)
Effects of other-than-temporary impairment losses, net of tax (1)	0.00%	(13.79%)
Effects of gains on sales of branch offices, net of tax (1)(4)	1.29%	5.45%
Core efficiency ratio (2)	59.61%	59.30%

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
(4) March 2007 includes a gain on sale of a branch facility which was replaced with a new facility whereas March 2006 includes a gain on sale of four Ritchie County, WV branches and associated operations.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2007	2006
Net interest income	$ 29,993	$ 30,983
Taxable equivalent adjustments to net interest income	2,012	2,320
Net interest income, fully taxable equivalent	$ 32,005	$ 33,303
Net interest spread, non-taxable equivalent	2.91%	2.84%
Benefit of net non-interest bearing liabilities	0.43%	0.32%
Net interest margin	3.34%	3.16%
Taxable equivalent adjustment	0.22%	0.24%
Net interest margin, fully taxable equivalent	3.56%	3.40%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income for the first quarter of 2007 decreased 3.2% compared to the first quarter of 2006. The decrease in net interest income in the first quarter was due to an 8.1% decrease in average earning assets, partially offset by an increase in the net interest margin to 3.56% from 3.40%. This improvement in the net interest margin is due to WesBanco’s balance sheet restructuring completed in the second quarter of 2006 and continuing efforts to invest in earning assets with higher returns while reducing exposure to higher rate interest bearing liabilities. WesBanco has successfully focused on maintaining margins in an environment that includes an inverted yield curve, higher interest rates and continued significant competition for loans and deposits.

Interest income increased by 1.3% in the first quarter as compared to the 2006 first quarter. The increase in interest income was due to an increase in the average yield on earning assets of 58 basis points, which was somewhat offset by the decrease in average earning assets. The increase in the average rate was primarily due to increases in the rate earned on loans and on securities through repricing of these assets in the higher interest rate environment and sales of lower yielding securities. The reductions in average earning assets were primarily due to reductions in investments in securities. Throughout 2006, WesBanco used cash flow from sales and maturities of securities to reduce higher cost interest bearing liabilities. The sale of approximately $200 million of taxable securities completed in the second quarter of 2006 was part of WesBanco’s restructuring of the balance sheet.

Average loan balances were down approximately $62 million in the first quarter of 2007 compared to the prior year due to a number of factors. A construction loan of $17 million was paid down in January 2007, and other line of credit usage was seasonably lower. Home equity lines of credit also saw reduced demand. Some potential loan customers have preferred to lock in longer-term fixed-rate offerings from other market participants, as WesBanco typically does not offer longer term, fixed rate commercial loans and does not retain 30 year fixed rate residential mortgages for its balance sheet. A greater portion of residential mortgage production is being sold into the secondary market (70.7% for the first three months of 2007 versus 36.7% for the first quarter of 2006). Also somewhat limiting growth has been WesBanco’s desire to reduce interest rate sensitivity and credit risk by selling $6.7 million in certain underperforming loans in early 2006, and other risk reduction strategies for certain non-performing and watch list loans. In addition, a total of $19.3 million in loans were sold in connection with the Ritchie County branch sale in the first quarter of 2006. WesBanco also focuses loan production efforts on opportunities that offer more profitable rates, consistent with the overall balance sheet strategy. Finally, contributing to overall slower loan growth has been lower overall market demand, affecting all loan categories.

Interest expense increased 6.8% for the three months ended March 31, 2007 compared to the first quarter of 2006 due to increases in the average rate paid on interest bearing liabilities, partially offset by reductions in the average balances. As shown in Table 2, the average rate paid on interest bearing liabilities for the first quarter of 2007 increased by 53 basis points primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a rising rate environment and the continued shift by customers away from lower cost deposit products to higher cost certificates of deposit and, beginning in the first quarter of 2007, money market accounts. In addition, wholesale borrowing rates increased as a result of repricing in a period of higher interest rates. These increases have impacted other borrowings, which are primarily short-term in nature, and to a lesser extent, FHLB borrowings. Average interest bearing liabilities decreased by 9.5% from the first quarter of 2006 to the first quarter of 2007 due to WesBanco’s 2006 balance sheet restructuring, general efforts to reduce higher rate liabilities, the sale of the Ritchie County branches in March, 2006, and decreases in money market and savings deposits. Funds applied from the balance sheet restructuring and normal cash flows from maturing securities reduced FHLB borrowings and other short term borrowings resulting in a 35.8% decrease in the total average balances for these items. Targeted marketing programs and management of WesBanco’s response to increases in interest rates in the marketplace have provided increases in average balances for interest bearing and non-interest bearing demand deposits and certificates of deposits of $63.9 million in the first quarter of 2007 as compared to the first quarter of 2006 partially offsetting the decreases in borrowings, money market accounts and savings deposits. Measured in basis points, the increase in rates paid on interest bearing deposits and borrowings rose at a slower pace than rates earned on earning assets, increasing the net interest spread in the first quarter by 5 basis points to 3.13%. This increase combined with a 3.6% increase in average net non-interest bearing liabilities provided an increase in the net interest margin to 3.56% from 3.40% in the 2006 first quarter.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2007		2006
	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 1,309	2.44%	$ 1,806	2.44%
Loans, net (1)	2,865,159	6.83%	2,927,528	6.34%
Securities: (2)
Taxable	391,820	4.88%	582,779	4.08%
Tax-exempt (3)	342,591	6.71%	398,180	6.66%
Total securities	734,411	5.73%	980,959	5.13%
Federal funds sold	9,133	4.73%	-	-
Other earning assets	22,736	5.30%	43,444	4.12%
Total earning assets (3)	3,632,748	6.59%	3,953,737	6.01%
Other assets	391,627		396,807
Total Assets	$ 4,024,375		$ 4,350,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 343,337	1.21%	$ 320,452	0.69%
Money market accounts	355,857	2.50%	425,387	2.09%
Savings deposits	439,533	1.38%	465,307	1.11%
Certificates of deposit	1,438,883	4.42%	1,409,658	3.59%
Total interest bearing deposits	2,577,610	3.21%	2,620,804	2.55%
Federal Home Loan Bank borrowings	350,233	3.83%	602,733	3.61%
Other borrowings	174,426	4.86%	215,088	4.23%
Junior subordinated debt	87,638	6.52%	87,638	6.27%
Total interest bearing liabilities	3,189,907	3.46%	3,526,263	2.93%
Non-interest bearing
demand deposits	384,839		373,061
Other liabilities	37,932		35,566
Shareholders' Equity	411,697		415,654
Total Liabilities and
Shareholders’ Equity	$ 4,024,375		$ 4,350,544

Net interest spread		3.13%		3.08%
Taxable equivalent net interest margin (3)		3.56%		3.40%

(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $0.8 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
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

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended March 31, 2007
	Compared to March 31, 2006
			Net Increase
(in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ (3)	$ -	$ (3)
Loans, net of unearned income	(991)	3,528	2,537
Taxable securities	(2,191)	1,013	(1,178)
Tax-exempt securities (2)	(932)	54	(878)
Federal funds sold	108	-	108
Other interest income	(252)	105	(147)
Total interest income change (2)	(4,261)	4,700	439

Increase (decrease) in interest expense:
Interest bearing demand deposits	42	433	475
Money market accounts	(390)	385	(5)
Savings deposits	(74)	298	224
Certificates of deposit	264	2,922	3,186
Federal Home Loan Bank borrowings	(2,368)	320	(2,048)
Other borrowings	(459)	309	(150)
Junior subordinated debt owed to
unconsolidated subsidiary trusts	-	54	54
Total interest expense change	(2,985)	4,721	1,736

Net interest income decrease (2)	$ (1,276)	$ (21)	$ (1,297)
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

PROVISION FOR LOAN LOSSES

        The provision for loan losses is determined by management as the amount required after net charge-offs have been deducted, to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $1.5 million for the first quarter of 2007 as compared to $2.6 million for the first quarter of 2006.  Decreased provision expense was primarily due to lower levels of non-performing loans which decreased by 24.9% from December 31, 2006 and 14.2% from March 31, 2006. Payoffs and improvements in loan quality were the primary reasons for the decrease in non-performing loans in the first quarter. The first quarter 2006 also included an additional provision on a single commercial loan participation that was placed on non-accrual in the first quarter of 2006. Although provision expense has decreased, the allowance for loan losses as a percentage of total loans has increased to 1.12% at March 31, 2007 from 1.10% at March 31, 2006 as a result of a decrease in total loans of 3.1% over the same period. For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months
	Ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Trust fees	$ 4,338	$ 4,058	$ 280	6.9%
Service charges on deposits	3,883	3,797	86	2.3%
Bank-owned life insurance	748	729	19	2.6%
Net securities gains (losses)	678	(7,942)	8,620	(108.5%)
Net gains on sales of loans	336	43	293	681.4%
Gains on sales of branch offices	980	2,465	(1,485)	(60.2%)
Other income	2,273	2,264	9	0.4%
Total non-interest income	$ 13,236	$ 5,414	$ 7,822	144.5%

       Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco. For the quarter ended March 31, 2007, WesBanco’s non-interest income increased $7.8 million partially due to a number of non-core transactions in the first quarter of 2007 and 2006. Other income in the first quarter of 2007 included a gain on sale of a former branch facility of $1.0 million. The first quarter of 2006 included $8.0 million in other-than-temporary impairment losses, included in net security losses, recognized in connection with a planned sale of securities, and a $2.5 million gain on the sale of the Ritchie County banking offices. Excluding these non-

core items, non-interest income increased $1.3 million or 11.4% in the first quarter of 2007 and comprised 29.0% of total net revenues compared to 26.2% for the 2006 period.

Trust fees increased 6.9% in the first quarter of 2007 as compared to the first quarter of 2006 due to an increase in the market value of assets under management as well as new business and increased investment management fees. The market value of assets under management at March 31, 2007 was $3.0 billion as compared to $2.9 billion at March 31, 2006.

In the first quarter of 2007, WesBanco sold $23.3 million in mortgage loans to the secondary market compared to $10.3 million in the same period in 2006 resulting in an increase in related net gains of $0.3 million. Also improved in the quarter was WesBanco Securities income, which increased by $0.3 million, offset somewhat by reduced ATM fees.

 NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months
	Ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Salaries and wages	$ 10,182	$ 9,904	$ 278	2.8%
Employee benefits	3,696	3,512	184	5.2%
Net occupancy	2,003	2,013	(10)	(0.5%)
Equipment	1,902	2,030	(128)	(6.3%)
Marketing	622	1,073	(451)	(42.0%)
Amortization of intangible assets	596	633	(37)	(5.8%)
Restructuring expenses	-	540	(540)	(100.0%)
Other operating expenses	7,384	7,107	277	3.9%
Total non-interest expense	$ 26,385	$ 26,812	$ (427)	(1.6%)

Non-interest expense decreased $0.4 million or 1.6% during the first quarter of 2007 as compared to the first quarter of 2006 primarily due to decreases in restructuring and marketing expenses, partially offset by normal increases in employee salaries and wages and related benefit costs.

Salaries and wages increased by $0.3 million or 2.8% for the first quarter of 2007 as compared to the first quarter of 2006, primarily due to regular increases in employee compensation. The number of full-time equivalent (“FTE”) employees of 1,168 was approximately the same at March 31, 2007 as compared to March 31, 2006.

Employee benefit costs increased $0.2 million or 5.2% for the first quarter of 2007 as compared to the first quarter of 2006, primarily due to an increase in health insurance costs, somewhat offset by lower pension expense.

In the first quarter of 2006, the Company incurred restructuring expenses of $0.5 million which represented severance payments and lease termination costs incurred in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston mortgage loan offices. No restructuring expenses were incurred during the first quarter of 2007.

Marketing expenses decreased $0.5 million or 42.0% for the first quarter of 2007 as compared to the first quarter of 2006. The decrease in marketing expenses was due to campaigns in 2006, which increased total checking and savings accounts and related service charge and overdraft fee income.

Other operating expenses increased $0.3 million or 3.9% for the first quarter of 2007 as compared to the first quarter of 2006. This increase is primarily a result of an increase in professional fees associated with the Company’s initiative to enhance its revenue performance and control operating expense, partially offset by a decrease in communications expenses through the implementation in 2006 of a new internet based network and reduced expenses associated with WesBanco’s ATM network.

INCOME TAXES

The provision for income taxes for the first quarter of 2007 increased $2.1 million or 152.5% compared to the first quarter of 2006 due to an increase in pre-tax income and an increase in the effective tax rate. For the first quarter of 2007, the effective tax rate was 22.3% compared to 19.6% for the first quarter of 2006. The increase in the effective tax rate was due primarily to a lower percentage of tax-exempt income to total income.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 103,201	$ 117,066	$ (13,865)	(11.8%)
Mortgage-backed securities	282,110	254,703	27,407	10.8%
Obligations of states and political subdivisions	358,376	17,586	340,790	1937.8%
Corporate equity securities	5,197	6,165	(968)	(15.7%)
Total securities available-for-sale	748,884	395,520	353,364	89.3%
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	-	341,187	(341,187)	(100.0%)
Total securities	$ 748,884	$ 736,707	$ 12,177	1.7%
Available-for-sale securities:
Weighted average yield at the respective period end	5.71%	4.70%
As a % of total securities	100.0%	53.7%
Weighted average life (in years)	3.7	3.4
Held-to-maturity securities:
Weighted average yield at the respective period end	-	6.79%
As a % of total securities	-	46.3%
Weighted average life (in years)	-	4.1

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 1.7% from December 31, 2006 to March 31, 2007. The increase is attributable to the investment of a portion of the proceeds from loans to mortgage-backed securities, which increased 10.8% and the recognition in the investment in obligations of state and political subdivisions of a $5.8 million gain on the transfer of securities from held-to-maturity to available-for-sale. Sales and maturities of other types of securities were also reinvested in mortgage backed securities.

Effective March 31, 2007, all held-to-maturity securities were transferred to available-for-sale. The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and other deposits and borrowings that may require pledged collateral. The securities transferred were obligations of states and political subdivisions which have only limited use as pledged collateral due to regulatory and other restrictions. Some securities transferred had a cost basis in excess of fair value. Management has the intent and ability to hold the securities until recovery of their cost. Upon recovery, management may sell securities and purchase securities that can be better utilized as pledged collateral. The amortized cost of the transferred securities, at the date of transfer, was $334.9 million; and the net after tax gain relating to the transfer of $3.5 million was recognized in other comprehensive income. WesBanco does not intend to use the held-to-maturity security classification in the foreseeable future for purchased securities.

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

WesBanco’s loan portfolio consists of the five major categories set forth in Table 7. WesBanco makes loans for business and consumer purposes. Business purpose loans consist of construction, commercial and commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. WesBanco does not have any exposure to sub-prime residential real estate loans.

TABLE 7. COMPOSITION OF LOANS

	March 31, 2007		December 31, 2006
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 390,228	13.7%	$ 409,347	14.1%
Commercial real estate	1,153,327	40.6%	1,165,823	40.0%
Residential real estate	870,544	30.6%	896,533	30.8%
Home equity	156,784	5.5%	161,602	5.6%
Consumer	267,593	9.4%	274,908	9.4%
Total portfolio loans	2,838,476	99.8%	2,908,213	99.9%
Loans held for sale	4,746	0.2%	3,170	0.1%
Total Loans	$ 2,843,222	100.0%	$ 2,911,383	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 2.3% between March 31, 2007 and December 31, 2006. Commercial loans decreased 4.7% due to scheduled paydowns as WesBanco has focused on maintaining margins in a highly competitive environment. This has resulted in lower levels of new loan activity. Commercial real estate loans decreased due to several anticipated paydowns including $17 million on a single construction loan. Residential real estate loans decreased due to a slow down in both home sales and refinance activity in the current higher interest rate environment, maturities of fixed interest rate mortgages and decreased retention of fixed rate residential real estate loans in the portfolio as compared to sales to the secondary market. Home equity lines of credit and consumer loans have also declined due to scheduled paydowns and reduced consumer demand. The Bank also continues to focus on obtaining appropriate interest rate spreads on new loans and maintaining prudent underwriting standards in all segments of the portfolio.

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

TABLE 8. NON-PERFORMING ASSETS

	March 31,	December 31,
(unaudited, in thousands)	2007	2006
Non-accrual:
Commercial	$ 3,779	$ 4,122
Commercial real estate	8,317	11,910
Residential real estate	3	102
Home equity	-	-
Consumer	27	20
Loans held for sale	-	-
Total non-performing loans	12,126	16,154
Other real estate owned and repossessed assets	3,369	4,052
Total non-performing assets	$ 15,495	$ 20,206

Non-performing loans, which are defined as non-accrual and renegotiated loans, decreased $4.0 million between December 31, 2006 and March 31, 2007. The decrease is primarily attributable to $3.0 million of payoffs relating to three commercial real estate loans and the improvement in credit of a $1.4 million commercial real estate loan. These decreases in non-accrual loans were partially offset by smaller loans placed on non-accrual in the first quarter.

        Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance. Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments. Other impaired loans totaled $1.8 million and

$3.0 million at March 31, 2007 and December 31, 2006, respectively. The decrease is due to one commercial loan that is no longer considered impaired as a result of reductions in the outstanding balance.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	March 31,	December 31,
(unaudited, in thousands)	2007	2006
Commercial and industrial	$ 267	$ 693
Commercial real estate	2,251	2,697
Residential real estate	2,659	1,951
Home equity	541	579
Consumer	476	568
Total portfolio loans past due 90 days or more	6,194	6,488
Loans held for sale	-	-
Total loans past due 90 days or more	$ 6,194	$ 6,488

Loans past due 90 days or more and still accruing interest decreased from December 31, 2006 to March 31, 2007 due to paydowns and credit improvements, primarily in commercial real estate. The increase in 90 day past due loans in residential real estate is due to the effect of higher interest rates and a slower economy.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 2007 decreased $0.2 million from December 31, 2006 due to decreases in the allowance for commercial real estate loans, which were partially offset by smaller increases in the other allowance categories. Although the allowance dropped slightly, decreases in total loans resulted in an increase in the ratio of allowance for loan losses to total loans to 1.12% at March 31, 2007 from 1.10% at December 31, and March 31, 2006. The ratio of the allowance for loan losses to total non-performing loans also increased to 2.62x at March 31, 2007 from 2.29x at March 31, 2006. The decrease in the allowance for commercial real estate loans is attributable to decreases in outstanding balances as well as lower non-performing and 90 day past due loans in that category as discussed above. The increased allowances in other categories of loans reflect current trends in charge offs and recoveries, the impact of a weak regional economy on commercial and industrial loans, and the risks associated with higher interest rates on the residential real estate and home equity portfolios.

Net charge-offs in the three months ended March 31, 2007 increased $0.4 million or 28.7% from the same period in 2006 primarily due to increases in net charge offs on commercial, home equity and consumer loans. The increase in commercial loan net charge offs relates to a group of small loans and is not considered unusual compared to previous quarters. The increase in consumer loan charge-offs in the first quarter of 2007 is reflective of consumer losses for the same period in 2006 being at unusually low levels following a significant increase in losses during the fourth quarter of 2005, which were the result of a spike in bankruptcies in anticipation of changes in bankruptcy laws that occurred in October 2005.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2007	2006
Beginning balance of allowance for loan losses	$ 31,979	$ 30,957
Provision for loan losses	1,460	2,640
Charge-offs:
Commercial and industrial	535	117
Commercial real estate	197	385
Residential real estate	7	109
Home equity	154	29
Consumer	1,129	1,018
Total loan charge-offs	2,022	1,658
Deposit account overdrafts	203	186
Total loan and deposit account overdraft charge-offs	2,225	1,844

Recoveries:
Commercial and industrial	30	85
Commercial real estate	39	16
Residential real estate	26	21
Home equity	-	-
Consumer	375	403
Total loan recoveries	470	525
Deposit account overdrafts	73	13
Total loan and deposit account overdraft recoveries	543	538
Net loan and deposit account overdraft charge-offs	1,682	1,306

Ending balance of allowance for loan losses	$ 31,757	$ 32,291

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.50%	0.03%
Commercial real estate	0.05%	0.13%
Residential real estate	(0.01%)	0.04%
Home equity	0.39%	0.07%
Consumer	1.11%	0.93%
Total loan charge-offs	0.22%	0.18%

Allowance for loan losses as a percentage of total loans	1.12%	1.10%
Allowance for loan losses to total non-performing loans	2.62x	2.29x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.73x	1.56x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2007	Total	2006	Total
Commercial and industrial	$ 12,059	38.0%	$ 11,728	36.7%
Commercial real estate	12,433	39.2%	13,915	43.5%
Residential real estate	1,571	4.9%	1,258	3.9%
Home equity	604	1.9%	400	1.3%
Consumer	4,071	12.8%	3,773	11.8%
Deposit account overdrafts	1,019	3.2%	904	2.8%
Total allowance for loan losses	$ 31,757	100.0%	$ 31,978	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 30,772		$ 30,704
Specific reserves pursuant to SFAS No. 114	985		1,274
Total allowance for loan losses	$ 31,757		$ 31,978

        Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.. Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at March 31, 2007. In the event that management’s estimation of probable losses does not materialize, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 12. DEPOSITS

	March 31,	December 31,
(unaudited, in thousands)	2007	2006	$ Change	% Change
Non-interest bearing demand	$ 387,877	$ 401,909	$ (14,032)	(3.5%)
Interest bearing demand	351,532	356,088	(4,556)	(1.3%)
Money market	367,205	354,082	13,123	3.7%
Savings deposits	439,264	441,226	(1,962)	(0.4%)
Certificates of deposit	1,450,416	1,442,242	8,174	0.6%
Total deposits	$ 2,996,294	$ 2,995,547	$ 747	0.0%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 78 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits remained relatively unchanged between December 31, 2006 and March 31, 2007.

Money market deposits increased 3.7% in the first quarter of 2007 due to the introduction in the fourth quarter of 2006 of a new higher rate money market product structured to improve WesBanco’s competitive position for customers focused on higher short term rates.  The increase in money market deposits and increases in certificates of deposits  more than offset decreases in non-interest bearing and interest bearing demand deposits and in savings deposits.

Increases in certificates of deposit are due to growth in retail and in the Certificate of Deposit Account Registry Service (CDARS®) product, introduced in the second quarter of 2006 and marketed as an alternative to certain customer repurchase agreements or to replace other wholesale borrowings when conditions warranted.  Total CDARS® deposits were $36.7 million at March 31, 2007 compared to $34.6 million at December 31, 2006.  Certificates of deposit totaling approximately $1.1 billion are scheduled to mature within the next year.  WesBanco may experience an overall higher cost associated with certificates of deposits as they mature and may need to continue to increase its rates on certificates of deposit in order to remain competitive.  WesBanco will continue to focus on deposit growth and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.  Customer preferences in the current interest rate environment have been primarily focused on short-term certificates of deposit and higher rate money market accounts.

BORROWINGS

TABLE 13. BORROWINGS

	March 31,	December 31,
(in thousands)	2007	2006	$ Change	% Change
Federal Home Loan Bank borrowings	$ 363,958	$ 358,907	$ 5,051	1.4%
Other short-term borrowings	162,072	202,561	(40,489)	(20.0%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638	-	-
Total borrowings	$ 613,668	$ 649,106	$ (35,438)	(5.5%)

Borrowings are a significant source of funding for WesBanco, however, in the current inverted yield curve environment, borrowings are often more expensive than other available funding sources.  As a result, in the first quarter of 2007, WesBanco continued to reduce borrowings through reductions in other short term borrowings, utilizing proceeds from paydowns on the loan portfolio.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at March 31, 2007 were $162.1 million compared to $202.6 million at December 31, 2006. The decrease was primarily due to the reduction in federal funds purchased, offset in part by an increase in the revolving line of credit.  The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $35.0 million with interest accruing at the one month LIBOR plus 90 basis points, matures in July 2008, and is being utilized to fund WesBanco’s share repurchase plan.  It had an outstanding balance of $26.0 million at March 31, 2007 and $8.0 million at December 31, 2006. The line contains a financial covenant that WesBanco was in compliance with at period end.

CAPITAL RESOURCES

        Shareholders' equity was $409.7 million at March 31, 2007 compared to $416.9 million at December 31, 2006. Total equity was increased for current three month earnings of $11.9 and a $4.3 million change in other comprehensive income, which was offset by the payment of dividends of $5.8 million and the repurchase of shares totaling $17.7 million.  As of March 31, 2007, WesBanco had repurchased 560,253 shares on a one million share repurchase plan approved by the Board of Directors in January 2006, leaving 69,745 shares to be repurchased under this 2006 authorization.  In  March 2007 WesBanco’s Board of Directors authorized a new one million share repurchase plan that is in addition to the existing plan. In February 2007 WesBanco’s Board of Directors authorized the increase of its dividend from $0.265 per share to $0.275 per share, a 3.8% increase. This dividend increase represented the twenty-second consecutive year of dividend increases at WesBanco.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2007, WesBanco could receive, without prior regulatory approval, a dividend of up to $9.3 million from the Bank.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank, which have generally increased as a percentage of total assets over the last nine months due to the decrease in total assets:

	Minimum	Well	March 31, 2007		December 31, 2006
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 354,732	9.14%	$ 365,591	9.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	354,732	12.20%	365,591	12.35%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	386,664	13.30%	397,741	13.44%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	367,486	9.50%	363,647	9.24%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	367,486	12.70%	363,647	12.35%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	399,418	13.81%	395,796	13.44%
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

Securities are the principal source of liquidity in total assets. Securities totaled $748.9 million at March 31, 2007, all of which were classified as available-for-sale. At March 31, 2007, WesBanco has approximately $89.4 million in securities scheduled to mature within one year.  Additional cash flows may be anticipated from approximately $103.8 million in callable bonds, which have call dates within the next year and from loans scheduled to mature within the next year of $345.9 million,  At March 31, 2007, WesBanco had $117.2 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at March 31, 2007. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.1 billion at March 31, 2007.   In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2007 approximated $1,055.3 million.  At March 31, 2007, WesBanco had unpledged available-for-sale securities with a book value of $446.9 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2007, WesBanco could receive without prior regulatory approval a dividend of up to $9.3 million from the Bank. Additional liquidity is provided by the parent company’s security portfolio of $5.9 million, and an available line of credit with an independent commercial bank of $35.0 million of which $26.0 million was outstanding at March 31, 2007.

At March 31, 2007, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $558.8 million compared to $528.9 million at December 31, 2006. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at March 31, 2007 and December 31, 2006 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31,2007	December 31, 2006	Guidelines
+200	(5.0%)	(6.7%)	+/- 10.0%
+100	(2.4%)	(3.3%)	N/A
-100	2.6%	2.8%	N/A
-200	2.6%	2.5%	+/- 10.0%

With the federal funds rate holding at 5.25% since June 30, 2006, management believes interest rates are directionally flat, the interest rate curve is expected to remain slightly inverted over the near term and an increase or decrease of 200 basis points in rates is unlikely over the near term. The earnings simulation model projects that net interest income for the next twelve month period would decrease if interest rates were to rise immediately by 100 and 200 basis points, respectively, and increase if rates declined by 100 and 200 basis points.  The decrease in liability sensitivity between December 31, 2006 and March 31, 2007 is a result of changes in balance sheet composition and a continued reduction in the size of the balance sheet.  The ALCO believes that it is more probable that interest rates will fall later in 2007 which, the analysis suggests, would provide an improvement in interest income.  As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve-month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario.  The simulation model using the 200 basis point ramp analysis projects that net interest income would decrease 1.53% over the next twelve months, compared to a 1.23% decrease at December 31, 2006.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for much of 2006 emphasized reducing liability sensitivity in anticipation of continued rising interest rates, but over the last two quarters have focused on the potential for falling interest rates by late 2007. Among the strategies that are evaluated from time to time are the possible reduction of certain FHLB borrowings, managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, purchasing or originating adjustable rate loans, remixing of the loan portfolio as residential mortgages paydown into shorter-lived, higher-yielding commercial loans, offering special maturity, competitively priced short-term certificates of deposit to offset runoff in other deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume. Other strategies include emphasizing marketing programs to grow lower cost transaction accounts, and using the CDARS® program and structured repurchase agreements as alternative wholesale borrowing sources versus federal funds purchased and FHLB borrowings. WesBanco allowed a portion of loan paydowns to reduce borrowings and to improve overall liquidity and interest rate sensitivity to rising rates by investing in federal funds sold and short-term agency securities in the first quarter. The potential use of interest rate swap agreements to match fund certain long-term commercial loans or as a fair value or cash flow hedge against certain asset and liability types, and using investment security cash flows to fund realized loan growth or to pay down short-term borrowings are also evaluated as potential strategies by ALCO.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bank has been involved in a case styled Copier Word Processing Supply, Inc. v. WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. The Circuit Court has applied a three year statute of limitations to the action and the plaintiff sought to extend the applicable statute through a continuing tort analysis and the question was certified to the West Virginia Supreme Court for resolution.  The Court upheld that application of the three year statute of limitations.  The case has been remanded to the Circuit Court for further proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  March 31, 2007, WesBanco had two active one million share stock repurchase plans, with the first having been approved by the Board of Directors on January 19, 2006 and the second, which is incremental to the first, having been approved on March 21, 2007.  The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share repurchase activity during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2006				629,998
January 1, 2007 to January 31, 2007	57,000	31.84	57,000	572,998
February 1, 2007 to February 28, 2007	276,729	$ 32.11	276,729	296,269
March 1, 2007 to March 31, 2007 (1)	226,524	30.80	226,524	1,069,745
Total	560,253	$ 31.55	560,253	1,069,745
(1) Includes impact of additional 1.0 million shares approved on March 21, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2007, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the Annual Stockholders meeting in 2010:

	For	Withheld
James E. Altmeyer	16,300,203	505,137
Robert M. D'Alessandri	16,344,151	461,189
Robert E. Kirkbride	16,355,619	449,720
James C. Gardill	16,014,967	790,373
Christopher V. Criss	16,226,492	578,847
Vaughn L. Kiger	16,345,241	460,099
Henry L. Schulhoff	16,352,302	453,037

The following director was elected to the Board of Directors for a term of two years expiring at the Annual Stockholders meeting in 2009:

	For	Withheld
John W. Fisher II	16,346,347	458,993

The following director was elected to the Board of Directors for a term of one year expiring at the Annual Stockholders meeting in 2008:

	For	Withheld
F. Eric Nelson Jr.	16,382,682	422,658

In addition to voting to elect the aforementioned directors, WesBanco’s stockholders voted to reject a proposal by Jewelcor Management, Inc. advocating that the Board of Directors take the necessary steps to achieve a sale or merger of the company.   The results of the vote are as follows:

				Broker
	For	Against	Abstain	Non-Votes
Shareholder Proposal	1,915,579	11,838,128	226,066	2,825,567

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 9, 2007	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: May 9, 2007	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer