Form 10-Q
period 2007-06-30
WESBANCO INC
filed 2007-08-03
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 20,747,920 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2007 and 2006 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3	Quantitative and Qualitative Disclosures About Market Risk	28

4	Controls and Procedures	29

	PART II – OTHER INFORMATION
1	Legal Proceedings	30

2	Unregistered Sales of Equity Securities and Use of Proceeds	30

4	Submission of Matters to a Vote of Security Holders.	30

6	Exhibits	31

	Signatures	32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(in thousands, except per share amounts)	2007	2006
	(unaudited)

ASSETS
Cash and due from banks, including interest bearing amounts of $984 and $1,217, respectively	$ 69,369	$ 96,605
Securities:
Available-for-sale, at fair value	726,393	395,520
Held-to-maturity (fair values of $0 and $347,391, respectively)	-	341,187
Total securities	726,393	736,707
Loans held for sale	6,778	3,170
Portfolio loans:
Commercial	403,451	409,347
Commercial real estate	1,157,055	1,165,823
Residential real estate	841,512	896,533
Home equity	155,231	161,602
Consumer	272,549	274,908
Total portfolio loans, net of unearned income	2,829,798	2,908,213
Allowance for loan losses	(31,928)	(31,979)
Net portfolio loans	2,797,870	2,876,234
Premises and equipment, net	68,496	67,404
Accrued interest receivable	18,479	19,180
Goodwill and other intangible assets, net	143,956	145,147
Bank-owned life insurance	83,444	82,473
Other assets	72,402	71,223
Total Assets	$ 3,987,187	$ 4,098,143

LIABILITIES
Deposits:
Non-interest bearing demand	$ 394,660	$ 401,909
Interest bearing demand	351,233	356,088
Money Market Accounts	381,281	354,082
Savings deposits	421,513	441,226
Certificates of deposit	1,444,656	1,442,242
Total deposits	2,993,343	2,995,547
Federal Home Loan Bank borrowings	265,119	358,907
Other short-term borrowings	197,871	202,561
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638
Total borrowings	550,628	649,106
Accrued interest payable	10,834	10,174
Other liabilities	26,831	26,441
Total Liabilities	3,581,636	3,681,268

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 20,759,920 shares in 2007 and 21,496,793 shares in 2006	49,200	49,200
Capital surplus	123,293	123,170
Retained earnings	328,895	316,457
Treasury stock (2,855,939 and 2,119,066 shares, respectively, at cost)	(85,142)	(61,855)
Accumulated other comprehensive loss (fair value adjustments)	(9,500)	(8,863)
Deferred benefits for directors and employees	(1,195)	(1,234)
Total Shareholders' Equity	405,551	416,875
Total Liabilities and Shareholders' Equity	$ 3,987,187	$ 4,098,143

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands, except per share amounts)	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 48,355	$ 47,024	$ 96,624	$ 92,756
Interest and dividends on securities:
Taxable	5,097	4,407	9,875	10,366
Tax-exempt	3,616	4,053	7,353	8,361
Total interest and dividends on securities	8,713	8,460	17,228	18,727
Federal funds sold	433	86	541	86
Other interest income	311	424	612	872
Total interest and dividend income	57,812	55,994	115,005	112,441
INTEREST EXPENSE
Interest bearing demand deposits	1,226	961	2,247	1,507
Money market deposits	2,529	2,093	4,719	4,288
Savings deposits	1,433	1,480	2,933	2,756
Certificates of deposit	16,541	13,347	32,220	25,840
Total interest expense on deposits	21,729	17,881	42,119	34,391
Federal Home Loan Bank borrowings	3,329	4,314	6,639	9,672
Other short-term borrowings	2,149	1,535	4,241	3,777
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,419	1,400	2,827	2,754
Total interest expense	28,626	25,130	55,826	50,594
NET INTEREST INCOME	29,186	30,864	59,179	61,847
Provision for credit losses	1,776	2,263	3,236	4,903
Net interest income after provision for loan losses	27,410	28,601	55,943	56,944
NON-INTEREST INCOME
Trust fees	3,885	3,537	8,223	7,595
Service charges on deposits	4,431	4,179	8,314	7,976
Bank-owned life insurance	1,672	732	2,420	1,461
Net securities gains (losses)	39	92	717	(7,850)
Net gains on sales of loans	379	398	715	441
Gains on early extinguishment of debt	895	1,047	895	1,047
Other income	2,151	2,405	5,404	7,134
Total non-interest income	13,452	12,390	26,688	17,804
NON-INTEREST EXPENSE
Salaries and wages	10,186	9,928	20,368	19,832
Employee benefits	3,629	3,387	7,325	6,899
Net occupancy	1,866	1,866	3,869	3,879
Equipment	1,884	1,993	3,786	4,023
Marketing	1,414	1,837	2,036	2,911
Amortization of intangible assets	596	633	1,192	1,266
Restructuring expenses	-	-	-	540
Other operating expenses	7,397	7,344	14,781	14,450
Total non-interest expense	26,972	26,988	53,357	53,800
Income before provision for income taxes	13,890	14,003	29,274	20,948
Provision for income taxes	1,595	2,742	5,032	4,103
NET INCOME	$ 12,295	$ 11,261	$ 24,242	$ 16,845
EARNINGS PER SHARE
Basic	$ 0.59	$ 0.52	$ 1.15	$ 0.77
Diluted	$ 0.59	$ 0.52	$ 1.15	$ 0.77
AVERAGE SHARES OUTSTANDING
Basic	20,838,798	21,893,943	21,053,868	21,915,824
Diluted	20,884,156	21,946,829	21,103,429	21,970,952
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.275	$ 0.265	$ 0.550	$ 0.530

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2007 and 2006
						Accumulated	Deferred
						Other	Benefits for
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
Balance, December 31, 2005	21,955,359	$ 49,200	$ 122,345	$ 300,452	$ (47,769)	$ (7,875)	$ (1,123)	$ 415,230
Net income				16,845				16,845
Other comprehensive income						1,352		1,352
Comprehensive income								18,197
Common dividends
declared ($0.53 per share)				(11,605)				(11,605)
Treasury shares purchased	(197,616)				(5,912)			(5,912)
Treasury shares sold	25,607		(76)		640			564
Tax benefit from employee benefit plans			97					97
Recognition of stock compensation			60					60
Deferred benefits for directors – net			85				(85)	-
June 30, 2006	21,783,350	$ 49,200	$ 122,511	$ 305,692	$ (53,041)	$ (6,523)	$ (1,208)	$ 416,631

Balance, December 31, 2006	21,496,793	$ 49,200	$ 123,170	$ 316,457	$ (61,855)	$ (8,863)	$ (1,234)	$ 416,875
Net income				24,242				24,242
Other comprehensive income						(637)		(637)
Comprehensive income								23,605
Common dividends
declared ($0.55 per share)				(11,506)				(11,506)
Treasury shares purchased	(761,398)				(23,928)			(23,928)
Treasury shares sold	24,525		(85)		641			556
Cumulative effect of change in accounting
for uncertainties in income taxes				(298)				(298)
Tax benefit from employee benefit plans			88					88
Recognition of stock compensation			159					159
Deferred benefits for directors – net			(39)				39	-
June 30, 2007	20,759,920	$49,200	$ 123,293	$ 328,895	$ (85,142)	$ (9,500)	$ (1,195)	$ 405,551

There was no activity in Preferred Stock during the six months ended June 30, 2007 and 2006.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
(Unaudited, in thousands)	2007	2006
OPERATING ACTIVITIES:
Net income	$ 24,242	$ 16,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,777	2,773
Net accretion	(543)	(378)
Provision for credit losses	3,236	4,903
Net securities (gains) losses	(717)	7,850
Net gains on sales of loans	(715)	(441)
Excess tax benefits from stock-based compensation arrangements	(88)	(97)
Deferred income taxes	2,040	(2,580)
Increase in cash surrender value of bank-owned life insurance	(971)	(1,461)
Loans originated for sale	(62,475)	(34,047)
Proceeds from the sale of loans originated for sale	59,582	30,433
Change in: other assets and accrued interest receivable	1,256	19,753
Change in: other liabilities and accrued interest payable	(1,974)	4,679
Other – net	(988)	(3,125)
Net cash provided by operating activities	24,662	45,107
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	1,213	197,786
Proceeds from maturities, prepayments and calls	84,147	138,491
Purchases of securities	(81,707)	(100,911)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	6,754	32,306
Purchases of securities	(200)	(1,044)
Sale of branches, net of cash	-	(14,378)
Net decrease in loans	75,469	4,083
Purchases of premises and equipment – net	(4,096)	(1,464)
Net cash provided by investing activities	81,580	254,869
FINANCING ACTIVITIES:
Decrease in deposits	(2,214)	(24,301)
Decrease in Federal Home Loan Bank borrowings	(91,798)	(198,669)
Increase (decrease) in other short-term borrowings	311	(39,515)
Decrease in federal funds purchased	(5,000)	(40,000)
Excess tax benefits from stock-based compensation arrangements	88	97
Dividends paid	(11,493)	(11,493)
Treasury shares purchased – net	(23,372)	(5,348)
Net cash used in financing activities	(133,478)	(319,229)
Net decrease in cash and cash equivalents	(27,236)	(19,253)
Cash and cash equivalents at beginning of the period	96,605	110,608
Cash and cash equivalents at end of the period	$ 69,369	$ 91,355
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 55,166	$ 50,536
Income taxes paid	6,305	3,750
Transfers of loans to other real estate owned	1,412	2,338
Transfers of held to maturity securities to available for sale securities	340,767	-

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the application of SFAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is more likely than not (likelihood of occurrence is greater than 50 percent), based on its technical merits, the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement with the taxing authority. This interpretation was effective for WesBanco as of January 1, 2007 and did not have a significant impact on WesBanco’s financial position or results of operations.  For further information, see Note 8, “Income Taxes”.

RECENT ACCOUNTING PRONOUNCEMENTS—In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines, and provides guidance as to the measurement of, fair value. This statement creates a hierarchy of measurement and indicates that, when possible, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 applies when assets or liabilities in the financial statements are to be measured at fair value, but does not require additional use of fair value beyond the requirements in other accounting principles. The statement is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact of this statement on WesBanco’s financial position and results of operations.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30 ,		June 30,
(Unaudited, in thousands, except shares and per share amounts)	2007	2006	2007	2006
Numerator for both basic and diluted earnings per share:
Net Income	$ 12,295	$ 11,261	$ 24,242	$ 16,845

Denominator:
Total average basic common shares outstanding	20,838,798	21,893,943	21,053,868	21,915,824
Effect of dilutive stock options	45,358	52,886	49,561	55,128
Total diluted average common shares outstanding	20,884,156	21,946,829	21,103,429	21,970,952

Earnings per share - basic	$ 0.59	$ 0.52	$ 1.15	$ 0.77
Earnings per share - diluted	$ 0.59	$ 0.52	$ 1.15	$ 0.77

NOTE 3. SECURITIES

Effective March 31, 2007 all held-to-maturity securities were transferred to available-for-sale.  The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and other deposits and borrowings that may require pledged collateral.  The securities transferred were obligations of states and political subdivisions which have only limited use as pledged collateral due to regulatory and other restrictions.  Some securities transferred had a cost basis in excess of fair value.  Management has the intent and ability to hold the securities until recovery of their cost.  Upon recovery, management may sell certain securities and purchase securities that can be better utilized as pledged collateral.  The amortized cost of the transferred securities, at the date of transfer, was $334.9 million; and the pre-tax gain recognized in other comprehensive income relating to the transfer was $5.8 million.  WesBanco does not intend to use the held-to-maturity security classification in the foreseeable future for purchased securities.

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30,	December 31,
(Unaudited, in thousands)	2007	2006
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 102,841	$ 117,066
Mortgage-backed securities	272,752	254,703
Obligations of states and political subdivisions	345,640	17,586
Corporate equity securities	5,160	6,165
Total securities available-for-sale	726,393	395,520
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	-	341,187
Total securities	$ 726,393	$ 736,707

At June 30, 2007 and December 31, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with par values aggregating $310.8 million and $329.6 million and aggregate carrying values of $302.1 million and $329.7 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available-for-sale securities were zero and $1.2 million for the three and six months ended June 30, 2007, respectively, compared to $188.9 million and $197.8 million for the same periods in 2006.

For the six months ended June 30, 2007, realized gains on available-for-sale securities were $717 thousand and realized losses were zero.  For the six months ended June 30, 2006, realized gains on available-for-sale securities were $194 thousand, and excluding the other-than-temporary impairment losses of $8.0 million recognized in the first quarter of 2006, realized losses on available-for-sale securities were zero.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ 31,988	$ (12)	2	$ 70,853	$ (1,289)	13	$ 102,841	$ (1,301)	15
Mortgage-backed securities	125,114	(1,980)	16	146,913	(6,259)	71	272,027	(8,239)	87
Obligations of states and political subdivisions	29,935	(157)	53	82,400	(2,301)	190	112,335	(2,458)	243
Total temporarily impaired securities	$ 187,037	$ (2,149)	71	$ 300,166	$ (9,849)	274	$ 487,203	$ (11,998)	345

	December 31, 2006
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 102,066	$ (1,108)	18	$ 102,066	$ (1,108)	18
Mortgage-backed securities	80,305	(651)	10	162,053	(5,291)	69	242,358	(5,942)	79
Obligations of states and political subdivisions	4,478	(12)	8	67,772	(1,084)	166	72,250	(1,096)	174
Total temporarily impaired securities	$ 84,783	$ (663)	18	$ 331,891	$ (7,483)	253	$ 416,674	$ (8,146)	271

Total unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $6.5 million market loss as of June 30, 2007, compared to a $5.1 million market loss as of December 31, 2006.  These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and are accounted for as an adjustment to other comprehensive income in shareholders’ equity.  WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale.  If these securities are held to recovery or their respective maturity dates, no fair value gain or loss will be realized.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest indices.  WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost.  Accordingly, WesBanco believes the unrealized losses in its available-for-sale securities portfolio at June 30, 2007 are temporary, and no other-than-temporary impairment losses have been recognized in the Consolidated Statements of Income for the six months ended June 30, 2007.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.2 million at June 30, 2007 and $4.5 million at December 31, 2006.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Six Months Ended
	June 30,
(Unaudited, in thousands)	2007	2006
Balance, at beginning of period	$ 31,979	$ 30,957
Provision for loan losses	2,960	4,903
Charge-offs	(3,990)	(6,470)
Recoveries	979	1,202
Balance, at end of period	$ 31,928	$ 30,592

	June 30,	December 31,
(Unaudited, in thousands)	2007	2006
Non-accrual loans	$ 9,651	$ 16,154
Other impaired loans	5,327	2,992
Total impaired loans	$ 14,978	$ 19,146

	June 30,	December 31,
(Unaudited, in thousands)	2007	2006
Balance of impaired loans with no allocated allowance for loan losses	$ 6,932	$ 10,629
Balance of impaired loans with an allocated allowance for loan losses	8,046	8,517
Total impaired loans	$ 14,978	$ 19,146

Allowance for loan losses allocated to impaired loans	$ 2,070	$ 1,274

At June 30, 2007 and December 31, 2006, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At June 30, 2007 and December 31, 2006 WesBanco had FHLB borrowings of $265.1 million and $358.9 million, respectively, with a weighted-average interest rate of 4.21% and 3.77%, respectively.  Included in FHLB borrowings at June 30, 2007 are $75.8 million in FHLB of Cincinnati advances obtained in connection with certain business combinations. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $18.3 million at June 30, 2007 and $21.6 million at December 31, 2006 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2007 and December 31, 2006 was $1,109.6 million and $1,048.5 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $265.1 million outstanding at June 30, 2007, $174.6 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.  Approximately $31.5 million of such advances are from the FHLB of Cincinnati.  Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is not a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB.  Approximately $30.9 million of such advances were called, prior to their maturity, during the second quarter of 2007, resulting in gains on early extinguishment of debt of $0.9 million.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2007 based on their contractual maturity dates and effective interest rates:

	Scheduled	Weighted
Year (unaudited, in thousands)	Maturity	Average Rate
2007	$ 45,790	3.42%
2008	17,957	3.71%
2009	79,762	4.22%
2010	99,178	4.67%
2011	5,284	3.56%
2012 and thereafter	17,148	5.84%
Total	$ 265,119	4.21%

NOTE 6. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	June 30,	December 31,
(Unaudited, in thousands)	2007	2006
Federal funds purchased	$ 45,000	$ 50,000
Securities sold under agreements to repurchase	124,780	142,591
Treasury tax and loan notes and other	2,091	1,933
Revolving line of credit	26,000	8,037
Total	$ 197,871	$ 202,561

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2007	2006	2007	2006
Service cost – benefits earned during year	$ 604	$ 550	$ 1,207	$ 1,170
Interest cost on projected benefit obligation	744	660	1,489	1,368
Expected return on plan assets	(1,066)	(929)	(2,132)	(1,858)
Amortization of prior service cost	(30)	(36)	(59)	(72)
Amortization of net loss	190	227	380	519
Net periodic pension cost	$ 442	$ 472	$ 885	$ 1,127

There is no minimum contribution due for 2007, however as a result of the passage of the Pension Protection Act of 2006, WesBanco is evaluating its practice prior to 2006 of contributing the maximum tax deductible contribution and will not make a funding decision until December, 2007 or later.

NOTE 8. INCOME TAXES

        The provision for income taxes for the second quarter of 2007 included a $1.6 million credit to correct prior period amounts related to the accumulation of deferred taxes on a small portion of the municipal bond investment portfolio.  These bonds were purchased at a discount, the accretion of which was previously treated as a future taxable timing difference. The bonds were discovered to have certain tax-exempt attributes of purchased zero coupon bonds, acquired by the Bank in its investment portfolio since the late 1990’s and in a prior acquisition, and therefore, the accretion of the discount should not have been treated as taxable. The total amount of related book accretion recognized in income to date was $4.6 million, creating life to date deferred taxes of approximately $1.6 million. Since this amount had built up over many years, the impact on each of the prior periods was not material. Therefore, WesBanco made a current period adjustment to correct the deferred tax liability in accordance with SEC Staff Accounting Bulletin #108 and other related accounting guidance. For 2007 year-to-date, the effective tax rate, without the aforementioned tax adjustment, increased to 22.7% as compared to 19.6% for 2006, due primarily to higher taxable income and a lower percentage of tax-exempt income to total income.

On January 1, 2007, WesBanco adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes." FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure, and transition. The adoption of FIN 48 at January 1, 2007 did not have a material impact on WesBanco's financial statements.

        At January 1, 2007 (date of adoption) and June 30, 2007, WesBanco had approximately $1.8 million and $1.9 million, respectively, of gross unrecognized tax benefits and interest. As of June 30, 2007, $1.1 million of these tax benefits would affect the effective tax rate if recognized, and the amount of accrued interest related to uncertain tax positions was $0.3 million.  WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.  WesBanco does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which WesBanco is subject.

NOTE 9. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2007	2006	2007	2006
Net Income	$ 12,295	$ 11,261	$ 24,242	$ 16,845
Securities available-for-sale:
Unrealized gains from transfer of securities from held-to-maturity to available for sale	-	-	5,817	-
Related income tax (expense) benefit (1)	-	-	(2,298)	-
Net change in unrealized gains (losses) on securities available-for-sale	(8,279)	(1,517)	(6,509)	(6,218)
Related income tax (expense) benefit (1)	3,270	599	2,571	2,456
Net securities (gains) losses reclassified into earnings	(39)	(92)	(717)	7,850
Related income tax expense (benefit) (1)	15	36	283	(3,101)
Net effect on other comprehensive income for the period	(5,033)	(974)	(853)	987

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	43	242	53	610
Related income tax (expense) benefit (1)	(17)	(95)	(21)	(241)
Net derivative (gains) losses reclassified into earnings	-	(3)	-	(6)
Related income tax expense (benefit) (1)	-	1	-	2
Net effect on other comprehensive income for the period	26	145	32	365

Defined benefit pension plan
Amortization of prior service costs	(29)	-	(58)	-
Related income tax expense (benefit) (1)	11	-	22	-
Amortization of unrealized loss	181	-	362	-
Related income tax expense (benefit) (1)	(71)	-	(142)	-
Net effect on other comprehensive income for the period	92	-	184	-
Total other comprehensive income	(4,915)	(829)	(637)	1,352
Comprehensive income	$ 7,380	$ 10,432	$ 23,605	$ 18,197
(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

The activity in accumulated other comprehensive income for the six months ended June 30, 2007 and 2006 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2006	$ -	$ (7,463)	$ (412)	$ (7,875)
Period change, net of tax	-	987	365	1,352
Balance at June 30, 2006	$ -	$ (6,476)	$ (47)	$ (6,523)

Balance at January 1, 2007	$ (5,686)	$ (3,118)	$ (59)	$ (8,863)
Period change, net of tax	184	(853)	32	(637)
Balance at June 30, 2007	$ (5,502)	$ (3,971)	$ (27)	$ (9,500)

Unrealized gains on securities transferred from the held-to-maturity portfolio into the available-for-sale portfolio increased comprehensive income by $3.5 million after tax in the first quarter of 2007.  See Note 3, “Securities” for additional information on this transfer.

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

The liability associated with such unfunded commitments is recorded in other liabilities and was $0.3 million and zero as of June 30, 2007 and December 31, 2006, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.2 million as of June 30, 2007 and December 31, 2006 and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

	June 30,	December 31,
(Unaudited, in thousands)	2007	2006
Commitments to extend credit	$ 578,539	$ 528,888
Standby letters of credit	47,331	44,168

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

In each of the second quarters of 2007 and 2006, WesBanco issued 44,700 and 89,500 options.  The issuance in 2007 vests on December 31, 2007 and expire in seven years. These options do not have a performance target. The 2006 issuance vests based upon WesBanco achieving certain earnings per share (“EPS”) targets and expire in ten years.  Stock compensation expense recognized in the second quarter of 2007 and 2006 totaled $107 thousand and $60 thousand, respectively.  At June 30, 2007, $270 thousand of compensation cost related to unvested options has not yet been charged to earnings.  That cost is expected to be recognized over the remaining six months of 2007.

The following table presents stock option activity for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(Unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Term	Value
Outstanding at January 1, 2007	403,253	$ 24.75
Granted	44,700	30.75
Exercised	(24,525)	22.68
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2007	423,428	$ 25.50	6.00	$ 1,694
Vested and exercisable at June 30, 2007	281,180	$ 23.24	4.99	$ 1,760

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, securities brokerage and insurance sales.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $3.0 billion and $2.8 billion at June 30, 2007 and 2006, respectively.  These assets are held by the Bank, in fiduciary or agency capacities, for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.  Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months Ended June 30, 2007
Interest income	$ 57,812	$ -	$ 57,812
Interest expense	28,626	-	28,626
Net interest income	29,186	-	29,186
Provision for loan losses	1,776	-	1,776
Net interest income after provision for loan losses	27,410	-	27,410
Non-interest income	9,567	3,885	13,452
Non-interest expense	24,788	2,184	26,972
Income before provision for income taxes	12,189	1,701	13,890
Provision for income taxes	915	680	1,595
Net income	$ 11,274	$ 1,021	$ 12,295

For the Three Months Ended June 30, 2006
Interest income	$ 55,994	$ -	$ 55,994
Interest expense	25,130	-	25,130
Net interest income	30,864	-	30,864
Provision for loan losses	2,263	-	2,263
Net interest income after provision for loan losses	28,601	-	28,601
Non-interest income	8,853	3,537	12,390
Non-interest expense	24,700	2,288	26,988
Income before provision for income taxes	12,754	1,249	14,003
Provision for income taxes	2,243	499	2,742
Net income	$ 10,511	$ 750	$ 11,261

For the Six Months Ended June 30, 2007
Interest income	$ 115,005	$ -	$ 115,005
Interest expense	55,826	-	55,826
Net interest income	59,179	-	59,179
Provision for loan losses	3,236	-	3,236
Net interest income after provision for loan losses	55,943	-	55,943
Non-interest income	18,465	8,223	26,688
Non-interest expense	48,752	4,605	53,357
Income before provision for income taxes	25,656	3,618	29,274
Provision for income taxes	3,585	1,447	5,032
Net income	$ 22,071	$ 2,171	$ 24,242

For the Six Months Ended June 30, 2006
Interest income	$ 112,441	$ -	$ 112,441
Interest expense	50,594	-	50,594
Net interest income	61,847	-	61,847
Provision for loan losses	4,903	-	4,903
Net interest income after provision for loan losses	56,944	-	56,944
Non-interest income	10,209	7,595	17,804
Non-interest expense	49,206	4,594	53,800
Income before provision for income taxes	17,947	3,001	20,948
Provision for income taxes	2,903	1,200	4,103
Net income	$ 15,044	$ 1,801	$ 16,845

Total assets recognized in the Consolidated Balance Sheets of the trust and investment services segment were $6.7 million and $6.0 million at June 30, 2007 and 2006, respectively.  All goodwill and other intangible assets, mortgage servicing rights and net deferred tax assets were allocated to the community banking segment.

NOTE 13.  SUBSEQUENT EVENT

On July 19, 2007, WesBanco entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Oak Hill Financial, Inc. (“Oak Hill”).  Pursuant to the Merger Agreement, WesBanco agreed to acquire Oak Hill for consideration consisting of a combination of its common stock and cash valued at approximately $192 million.  Under the terms of the Merger Agreement, WesBanco will exchange a combination of its common stock and cash for Oak Hill common stock.  Oak Hill shareholders will be entitled to receive either 1.256 shares of WesBanco common stock or cash in the amount of $38.00 per share for each share of Oak Hill common stock held subject to an overall allocation of 90% stock and 10% cash in the exchange.  Common stock received by Oak Hill shareholders is anticipated to qualify as a tax-free exchange.  As of June 30, 2007, Oak Hill had total assets of $1.3 billion, deposits of $1.0 billion, loans of $1.0 billion and shareholders’ equity of $95 million, and currently operates through 36 branches and one loan production office located in sixteen counties distributed primarily in southern, central and western Ohio.

The acquisition is subject to the approval of the appropriate banking regulatory authorities and the shareholders of WesBanco and Oak Hill.  It is expected that the transaction will be completed late in the fourth quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

This report contain certain forward-looking statements, including certain plans, expectations, goals, and projections, and including statements about the benefits of the merger between WesBanco and Oak Hill, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors including: the businesses of WesBanco and Oak Hill may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes; disruption from the merger may make it more difficult to maintain relationships with clients, associates, or suppliers; the required governmental approvals of the merger may not be obtained on the proposed terms and schedule; WesBanco’s or Oak Hill’s stockholders may not approve the merger; changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of other business strategies; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure; and other factors described in WesBanco’s 2006 Annual Report on Form 10-K, Oak Hill’s 2006 Annual Report on Form 10-K, and documents subsequently filed by WesBanco and Oak Hill with the Securities and Exchange Commission, including both companies’ Form 10-Q’s as of March 31, 2007. All forward-looking statements included in this report are based on information available at the time of the report. Neither WesBanco nor Oak Hill assumes any obligation to update any forward-looking statement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2007 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2006  under the section  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating through 78 banking offices, one loan production office and 110 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing bank and non-bank lenders.

DEFINITIVE AGREEMENT AND PLAN OF MERGER

       On July 19, 2007, WesBanco entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Oak Hill Financial, Inc. (“Oak Hill”).  Pursuant to the Merger Agreement, WesBanco agreed to acquire Oak Hill for consideration consisting of a combination of its common stock and cash valued at approximately $192 million.

       The acquisition is subject to the approval of the appropriate banking regulatory authorities and the shareholders of WesBanco and Oak Hill.  It is expected that the transaction will be completed late in the fourth quarter of 2007.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income for the quarter ended June 30, 2007 increased $1.0 million to $12.3 million or $0.59 per diluted share compared to $11.3 million or $0.52 per diluted share for the second quarter of 2006.  WesBanco’s earnings for the six months ended June 30, 2007 were $24.2  million  or  $1.15 per diluted share compared to $16.8 million or $ 0.77 per diluted share in 2006.

Second quarter results improved from last year due to a reduced loan loss provision, an increase in non-interest income, and a lower income tax provision.  The tax provision decreased due to  a $1.6 million adjustment to correct the recognition of deferred taxes from prior periods on certain tax exempt income amounts.  The improvements in the second quarter were partially offset by lower net interest income.

On a diluted per share basis, core operating earnings (See “Non-GAAP measures”) were $0.51 per share, as compared to $0.52 per share in 2006.  Core operating return on average assets improved to 1.19% from last year’s 1.08% and return on average equity increased to 11.72% from 10.74%.  For the year-to-date period core operating earnings increased 10.6% to $1.04 per share from $0.94 per share last year.

NON-GAAP MEASURES

Amounts reported in this Form 10-Q have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  However, certain supplemental non-GAAP measurements have also been included.  WesBanco’s management believes these non-GAAP measurements, which exclude the effects of restructuring expenses, other-than-temporary impairment losses, gain on sales of branch offices  and adjustments to tax liability accrued in prior periods, are essential to a proper understanding of the operating results of WesBanco’s core business largely because they allow investors to see clearly the performance of WesBanco without these charges included in certain key financial ratios. These non-GAAP measurements are not a substitute for operating results determined in accordance with GAAP nor do they necessarily conform to non-GAAP performance measures that may be presented by other companies. These non-GAAP measures should not be compared to non-GAAP performance measures of other companies.

NON-GAAP RECONCILIATION
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$ 12,295	$ 11,261	$ 24,242	$ 16,845
Add: restructuring expenses, net of tax (1)	-	-	-	324
Add: other-than-temporary impairment losses, net of tax (1)	-	-	-	4,829
Subtract: adjustment to correct tax liability accrued in prior periods (5)	(1,615)	-	(1,615)	-
Subtract: gains on sales of branch offices, net of tax (1) (4)	-	(92)	(588)	(1,571)
Core operating earnings	$ 10,680	$ 11,169	$ 22,039	$ 20,427

Net income per common share (3)	$ 0.59	$ 0.52	$ 1.15	$ 0.77
Effects of restructuring expenses, net of tax (1)	-	-	-	0.02
Effects of other-than-temporary impairment losses, net of tax (1)	-	-	-	0.22
Effects of adjustment to correct tax liability accrued in prior periods (5)	(0.08)	-	(0.08)	-
Effects of gains on sales of branch offices, net of tax (1),(4)	-	-	(0.03)	(0.07)
Core operating earnings per common share (3)	$ 0.51	$ 0.52	$ 1.04	$ 0.94

Return on average assets	1.23%	1.09%	1.22%	0.80%
Effects of restructuring expenses, net of tax (1)	0.00%	0.00%	0.00%	0.01%
Effects of other-than-temporary impairment losses, net of tax (1)	0.00%	0.00%	0.00%	0.11%
Effects of adjustment to correct tax liability accrued in prior periods (5)	(0.04%)	0.00%	(0.04%)	0.00%
Effects of gains on sales of branch offices, net of tax (1)(4)	0.00%	(0.01%)	(0.01%)	(0.04%)
Core operating return on average assets	1.19%	1.08%	1.17%	0.88%

Return on average equity	12.12%	10.83%	11.94%	8.16%
Effects of restructuring expenses, net of tax (1)	0.00%	0.00%	0.00%	0.08%
Effects of other-than-temporary impairment losses, net of tax (1)	0.00%	0.00%	0.00%	1.16%
Effects of adjustment to correct tax liability accrued in prior periods (5)	(0.40%)	0.00%	(0.39%)	0.00%
Effects of gains on sales of branch offices, net of tax (1)(4)	0.00%	(0.09%)	(0.14%)	(0.38%)
Core operating return on average equity	11.72%	10.74%	11.41%	9.02%

Efficiency ratio (2)	60.50%	59.40%	59.40%	63.93%
Effects of restructuring expenses, net of tax (1)	0.00%	0.00%	0.00%	(0.40%)
Effects of other-than-temporary impairment losses, net of tax (1)	0.00%	0.00%	0.00%	(6.05%)
Effects of gains on sales of branch offices, net of tax (1)(4)	0.00%	0.20%	0.66%	1.97%
Core efficiency ratio (2)	60.50%	59.60%	60.06%	59.45%

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
(4) Year-to-date 2007 includes gain on sale of a branch facility which was replaced with a new facility whereas year-to-date 2006 includes a gain on sale of Ritchie County branches and associated operations.
(5) The adjustment corrects the recognition of the cumulative benefit of tax exempt accretion, as of December 31, 2006, of original issue discount on tax exempt bonds, net of non-deductible purchase premium, by writing off deferred taxes provided on this net accretion prior to 2007.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2007	2006	2007	2006
Net interest income	$ 29,186	$ 30,864	$ 59,179	$ 61,847
Taxable equivalent adjustments to net interest income	1,947	2,182	3,959	4,502
Net interest income, fully taxable equivalent	$ 31,133	$ 33,046	$ 63,138	$ 66,349
Net interest spread, non-taxable equivalent	2.78%	2.94%	2.86%	2.90%
Benefit of net non-interest bearing liabilities	0.46%	0.36%	0.44%	0.34%
Net interest margin	3.24%	3.30%	3.30%	3.24%
Taxable equivalent adjustment	0.22%	0.24%	0.22%	0.23%
Net interest margin, fully taxable equivalent	3.46%	3.54%	3.52%	3.47%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income  is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.  Net interest income for the second quarter and six month periods of 2007 decreased 5.4% and 4.3% respectively compared to the same periods of 2006 as a result of higher short term interest rates and the flat or inverted yield curve environment over much of the last year experienced by the banking industry, and a lower balance sheet size primarily as a result of the prior year’s intentional repositioning and reduction in the investment and fixed rate mortgage loan portfolios.  Average earning assets decreased in the quarter and the year-to-date period, while in the second quarter, the net interest margin also decreased from 3.54% in the 2006 quarter to 3.46% in 2007 due to higher funding costs, particularly for money market accounts and certificate of deposit accounts and short term borrowing repricing.  For the six month period the net interest margin increased to 3.52% from 3.47% with the better performance reflective of the smaller, more profitable balance sheet post-restructuring, enhanced somewhat by controlled deposit cost increases, loan yield increases and a greater mix of average non-interest bearing deposit accounts.

Interest income increased by 3.2% in the second quarter and 2.3% in the first six months of 2007 as compared to the same periods in 2006.  The increases in interest income were due to increases in the average yield on earning assets, which were somewhat offset by the decreases in total average earning assets.  The increase in the average rate was primarily due to increases in the rate earned on loans and on securities through repricing of these assets in the higher interest rate environment and sales of lower yielding securities.  The reductions in average earning assets were primarily due to reductions in investments in securities in the year-to-date period and, in the second quarter, reductions in both loans and securities.  Throughout 2006 and the first half of 2007, WesBanco used cash flow from sales and maturities of securities, and in 2007 from reductions in the residential loan portfolio, to reduce higher cost interest bearing liabilities.  The sale of approximately $200 million of taxable securities completed in the second quarter of 2006 was part of WesBanco’s restructuring of the balance sheet.

Average loan balances were down approximately $78 million in the first half of 2007 compared to the prior year due to a number of factors. A construction loan of $17 million was paid down in January 2007, and other line of credit usage was seasonably lower.  Home equity lines of credit also saw reduced demand.  Some potential loan customers have preferred to lock in longer-term fixed-rate offerings from other market participants, as WesBanco typically does not offer longer term, fixed rate commercial loans and does not retain 30 year fixed rate residential mortgages for its balance sheet.  A greater portion of residential mortgage production is being sold into the secondary market (75.5% for the first six months of 2007 versus 36.8% for the first six months of 2006). Also somewhat limiting growth has been WesBanco’s desire to reduce interest rate sensitivity and credit risk by selling $6.7 million in certain underperforming loans in early 2006, and other risk reduction strategies for certain non-performing and watch list loans.  In addition, a total of $19.3 million in loans were sold in connection with the Ritchie County branch sale in the first quarter of 2006.  WesBanco also focuses loan production efforts on opportunities that offer more profitable rates, consistent with the overall balance sheet strategy.  Finally, contributing to overall slower loan growth has been lower overall market demand, affecting all loan categories.

Interest expense increased 13.9% and 10.3% for the three and six months ended June 30, 2007 compared to the same 2006 periods due to increases in the average rate paid on interest bearing liabilities, partially offset by reductions in the related average balances.  As shown in Table 2, the average rate paid on interest bearing liabilities for the second quarter and first six months of 2007 increased by 56 and 54 basis points respectively primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a rising rate environment and the continued shift by customers away from lower cost deposit products to higher cost certificates of deposit and, beginning in the first quarter of 2007, money market accounts.  In addition, wholesale borrowing rates increased as a result of repricing in a period of higher interest rates.  These increases have impacted other borrowings, which are primarily short-term in nature, and to a lesser extent, FHLB borrowings.  Average interest bearing liabilities decreased by 3.7% in the second quarter and 6.7% in the year-to-date due to WesBanco’s 2006 balance sheet restructuring, general efforts to reduce higher rate liabilities, the sale of the Ritchie County branches in March, 2006, and decreases in money market and savings deposits.  Funds applied from the balance sheet restructuring and normal cash flows from maturing securities and paydowns on loans reduced FHLB borrowings and other short term borrowings, resulting in a 28.5% decrease in the total average balances for these items for the six month period.  Targeted marketing programs and management of WesBanco’s response to increases in interest rates in the marketplace have provided increases in average balances for interest bearing and non-interest bearing demand deposits and certificates of deposits of $56.3 million in the first half of 2007, as compared to the first half of 2006, partially offsetting the decreases in borrowings, money market accounts and savings deposits.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 1,466	2.19%	$ 2,738	1.61%	$ 1,388	2.18%	$ 2,274	1.34%
Loans, net of unearned income (1)	2,832,325	6.85%	2,925,875	6.45%	2,848,651	6.84%	2,926,697	6.39%
Securities: (2)
Taxable	408,187	5.01%	403,013	4.39%	400,049	4.94%	492,704	4.22%
Tax-exempt (3)	332,504	6.69%	373,908	6.67%	337,519	6.70%	385,977	6.67%
Total securities	740,691	5.76%	776,921	5.48%	737,568	5.75%	878,681	5.29%
Federal funds sold	31,767	5.45%	7,253	4.76%	20,513	5.27%	3,646	4.72%
Other earning assets	21,517	5.78%	31,890	5.35%	22,123	5.53%	37,176	4.69%
Total earning assets (3)	3,627,766	6.60%	3,744,677	6.23%	3,630,243	6.60%	3,848,474	6.12%
Other assets	383,209		396,758		387,402		396,938
Total Assets	$ 4,010,975		$ 4,141,435		$ 4,017,645		$ 4,245,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 357,780	1.37%	$ 350,860	1.10%	$ 350,598	1.29%	$ 335,741	0.90%
Money market accounts	372,368	2.72%	389,506	2.16%	364,158	2.61%	407,347	2.12%
Savings deposits	428,268	1.34%	465,994	1.27%	433,870	1.36%	465,652	1.19%
Certificates of deposit	1,442,201	4.60%	1,400,929	3.82%	1,440,551	4.51%	1,405,270	3.71%
Total interest bearing deposits	2,600,617	3.35%	2,607,289	2.75%	2,589,177	3.28%	2,614,010	2.65%
Federal Home Loan Bank borrowings	327,172	4.08%	470,221	3.68%	338,639	3.95%	536,111	3.64%
Other borrowings	167,772	5.14%	139,798	4.40%	171,080	5.00%	177,235	4.30%
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	6.49%	87,638	6.41%	87,638	6.51%	87,638	6.34%
Total interest bearing liabilities	3,183,199	3.61%	3,304,946	3.05%	3,186,534	3.53%	3,414,994	2.99%
Non-interest bearing demand deposits	384,435		383,779		384,636		378,449
Other liabilities	36,294		35,601		37,097		35,584
Shareholders' Equity	407,047		417,109		409,378		416,385
Total Liabilities and
Shareholders’ Equity	$ 4,010,975		$ 4,141,435		$ 4,017,645		$ 4,245,412

Taxable equivalent net yield on average earning assets		3.46%		3.54%		3.52%		3.47%
Net Interest Spread		2.99%		3.18%		3.07%		3.13%

(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $1.0 million and $1.9 million for the three and six months ended June 30, 2007, respectively and $0.9 million and $1.8 million for the same periods in 2006.

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

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared to 2006			Compared to 2006
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 7	$ 14	$ 21	$ 7	$ 30	$ 37
Loans, net of unearned income	(1,535)	2,866	1,331	(2,521)	6,389	3,868
Taxable securities	50	619	669	(2,123)	1,595	(528)
Tax-exempt securities (2)	(692)	20	(672)	(1,624)	73	(1,551)
Federal funds sold	333	14	347	444	11	455
Other interest income	(146)	33	(113)	(397)	137	(260)
Total interest income change (2)	(1,983)	3,566	1,583	(6,214)	8,235	2,021

Increase (decrease) in interest expense:
Interest bearing demand deposits	19	246	265	67	673	740
Money market accounts	(96)	532	436	(488)	919	431
Savings deposits	(124)	77	(47)	(197)	374	177
Certificates of deposit	403	2,791	3,194	663	5,717	6,380
Federal Home Loan Bank borrowings	(1,418)	433	(985)	(3,813)	780	(3,033)
Other borrowings	335	279	614	(135)	599	464
Junior subordinated debt owed to unconsolidated subsidiary trusts	-	19	19	-	73	73
Total interest expense change	(881)	4,377	3,496	(3,903)	9,135	5,232
Net interest income decrease (2)	$ (1,102)	$ (811)	$ (1,913)	$ (2,311)	$ (900)	$ (3,211)
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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is determined by management as the amount required after net charge-offs have been deducted, to bring the related allowances to a level considered appropriate to absorb probable losses in the loan portfolio and from commitments to extend credit.  The provision for credit losses was $1.8 million and $3.2 million for the second quarter and first half of 2007 as compared to $2.3 million and $4.9 million for the same periods of 2006.  The provision for credit losses for the second quarter of 2007 included a $0.3 million provision for probable losses associated with unfunded loan commitments.  Decreased provision expense was primarily due to lower net charge-offs and improvement in commercial credit quality evidenced by lower levels of non-performing loans.  However, the decrease in provision expense was somewhat tempered by general economic conditions and recent events in sub-prime residential real estate lending that have contributed to record levels of foreclosures throughout Ohio.  Although WesBanco does not have any material direct exposure to sub-prime loans, which other banking organizations have recently announced as problem assets, the impact of problems in sub-prime lending may have an adverse impact on the overall market and may result in higher residential real estate and home equity loan losses.  Net charge-offs to average loans decreased to 0.19% for the quarter as compared to 0.54% for the second quarter of 2006, and year-to-date net charge-offs were 0.21% as compared to 0.36% for last year.  Non-performing loans decreased by 40.3% from December 31, 2006 and 27.8% from June 30, 2006.  Payoffs and improvements in loan quality were the primary reasons for the decreases in non-performing loans.  The first half of 2006 also included an additional provision on a single commercial loan participation that was placed on non-accrual in the first quarter of 2006.  For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Trust fees	$ 3,885	$ 3,537	$ 348	9.8%	$ 8,223	$ 7,595	$ 628	8.3%
Service charges on deposits	4,431	4,179	252	6.0%	8,314	7,976	338	4.2%
Bank-owned life insurance	1,672	732	940	128.4%	2,420	1,461	959	65.6%
Net securities gains (losses)	39	92	(53)	(57.6%)	717	(7,850)	8,567	(109.1%)
Net gains on sales of loans	379	398	(19)	(4.8%)	715	441	274	62.1%
Gains on early extinguishment of debt	895	1,047	(152)	(14.5%)	895	1,047	(152)	(14.5%)
Other income	2,151	2,405	(254)	(10.6%)	5,404	7,134	(1,730)	(24.3%)
Total non-interest income	$ 13,452	$ 12,390	$ 1,062	8.6%	$ 26,688	$ 17,804	$ 8,884	49.9%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco.  Non-interest income increased $1.1 million or 8.6% in the second quarter, primarily due to increases in trust fee income, service charges on deposits and a $0.9 million gain from a bank-owned life insurance claim.  For the six months ended June 30, 2007, WesBanco’s non-interest income increased $8.9 million largely due to a number of non-core transactions.  The first half of 2006 included $8.0 million in other-than-temporary impairment losses, included in net security losses, recognized in connection with a planned sale of securities, and a $2.6 million gain on the sale of the Ritchie County banking offices included in other income.  Other income in the first half of 2007 included a gain on sale of a former branch facility of $1.0 million.  Excluding these non-core items, non-interest income increased $2.5 million or 10.6% in the first half of 2007 and comprised 30.3% of total net revenues compared to 27.3% for the 2006 period.

Trust fees increased 9.8% in the second quarter and 8.3% in the first half of 2007 as compared to the corresponding periods of 2006 due to an increase in the market value of assets under management as well as new business and increased investment management fees.  The market value of assets under management at June 30, 2007 was $3.0 billion as compared to $2.8 billion at June 30, 2006.

Service charge income continued to increase in the second quarter of 2007.  Gains on early extinguishment of debt of $0.9 million and $1.0 million recorded in the second quarter of 2007 and 2006 respectively,  resulted from the FHLB of Cincinnati exercising call options on certain advances that were assumed by WesBanco as a result of two acquisitions in 2004 and 2005, which were marked-to-market as of the date of acquisition as part of purchase accounting.

In the first half of 2007, WesBanco sold $59.6 million in mortgage loans to the secondary market compared to $30.4 million in the same period in 2006 resulting in an increase in related net gains of $0.3 million.  Also improved in the first half was WesBanco Securities income, which increased by $0.6 million.  ATM fees declined, however, due to the loss of one large off-premises hosted location.

 NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and wages	$ 10,186	$ 9,928	$ 258	2.6%	$ 20,368	$ 19,832	$ 536	2.7%
Employee benefits	3,629	3,387	242	7.1%	7,325	6,899	426	6.2%
Net occupancy	1,866	1,866	-	0.0%	3,869	3,879	(10)	(0.3%)
Equipment	1,884	1,993	(109)	(5.5%)	3,786	4,023	(237)	(5.9%)
Marketing	1,414	1,837	(423)	(23.0%)	2,036	2,911	(875)	(30.1%)
Amortization of intangible assets	596	633	(37)	(5.8%)	1,192	1,266	(74)	(5.8%)
Restructuring expenses	-	-	-	0.0%	-	540	(540)	(100.0%)
Other operating expenses	7,397	7,344	53	0.7%	14,781	14,450	331	2.3%
Total non-interest expense	$ 26,972	$ 26,988	$ (16)	(0.1%)	$ 53,357	$ 53,800	$ (443)	(0.8%)

Non-interest expense was flat for the second quarter and decreased $0.4 million or 0.8% during the first half of 2007 as compared to the 2006 periods.  The year-to-date decrease was primarily due to decreases in restructuring and marketing expenses, partially offset by normal increases in employee salaries and wages and related benefit costs.

Salaries and wages increased by $0.5 million or 2.7% for the first half of 2007 as compared to the first half of 2006 and $0.3 million or 2.6% for the quarter, primarily due to regular increases in employee compensation.  The number of full-time equivalent (“FTE”) employees were 1,191 at June 30, 2007 as compared to 1,176 at June 30, 2006.

Employee benefit costs increased $0.4 million or 6.2% for the first half of 2007 as compared to the first half of 2006 and $0.2 million or  7.1% for the quarter, primarily due to an increase in health insurance costs, somewhat offset by lower pension expense.

In the first quarter of 2006, the Company incurred restructuring expenses of $0.5 million which represented severance payments and lease termination costs incurred in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston mortgage loan offices.  No restructuring expenses were incurred during 2007.

Marketing expenses decreased $0.9 million or 30.1% for the first half of 2007 as compared to the first half of 2006, and were down $0.4 million or 23.0% for the quarter.  The decrease in marketing expenses was due to campaigns in 2006, which increased total checking and savings accounts and related service charge and activity fee income.

Other operating expenses increased $0.3 million or 2.3% for the first half of 2007 as compared to the first half of 2006.  This increase is primarily a result of an increase in professional fees associated with WesBanco’s initiative to enhance its revenue performance and control operating expenses, partially offset by a decrease in communications expenses through the implementation in 2006 of a new internet-based network, and reduced expenses associated with WesBanco’s ATM network. Such expenses were flat for the quarter.

INCOME TAXES

The provision for income taxes for the first half of 2007 increased $0.9 million or 22.6% compared to the first half of 2006 due to an increase in pre-tax income and an increase in the effective tax rate, partially offset by a $1.6 million credit to correct prior period amounts related to the accumulation of deferred taxes on a small portion of the municipal bond investment portfolio.  These bonds were purchased at a discount, the accretion for which was previously treated as a future taxable timing difference. The bonds were discovered to have certain tax-exempt attributes of purchased zero coupon bonds, acquired by the Bank in its investment portfolio since the late 1990’s and in a prior acquisition, and therefore, the accretion of the discount should not have been treated as taxable. The total amount of related book accretion recognized in income to date was $4.6 million, creating life to date deferred taxes of approximately $1.6 million. Since this amount had built up over many years, the impact on each of the prior periods was not material. Therefore, WesBanco made a current period adjustment to correct the prior period accrual in accordance with SEC Staff Accounting Bulletin #108 and other related accounting guidance. For 2007 year-to-date, the effective tax rate, without the aforementioned tax adjustment, increased to 22.7% as compared to 19.6% for 2006, due primarily to higher taxable income and a lower percentage of tax-exempt income to total income.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES

	June 30,	December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 102,841	$ 117,066	$ (14,225)	(12.2%)
Mortgage-backed securities	272,752	254,703	18,049	7.1%
Obligations of states and political subdivisions	345,640	17,586	328,054	1865.4%
Corporate equity securities	5,160	6,165	(1,005)	(16.3%)
Total securities available-for-sale	726,393	395,520	330,873	83.7%
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	-	341,187	(341,187)	(100.0%)
Total securities	$ 726,393	$ 736,707	$ (10,314)	(1.4%)
Available-for-sale securities:
Weighted average yield at the respective period end	5.57%	4.70%
As a % of total securities	100.0%	53.7%
Weighted average life (in years)	4.0	3.4
Held-to-maturity securities:
Weighted average yield at the respective period end	-	6.79%
As a % of total securities	-	46.3%
Weighted average life (in years)	-	4.1

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by 1.4% from December 31, 2006 to June 30, 2007.  The decrease is largely due to a reduction in the securities portfolio to fund certain cash flow financing activities.  Additionally, the recognition of a $5.8 million gain on the transfer of securities from held-to-maturity to available-for-sale during the first quarter of 2007 was offset by net unrealized losses of $6.5 million on securities available-for-sale during the first half of 2007.

Effective March 31, 2007, all held-to-maturity securities were transferred to available-for-sale.  The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and other deposits and borrowings that may require pledged collateral.  The securities transferred were obligations of states and political subdivisions which have only limited use as pledged collateral due to various state and municipal laws and other restrictions.  Some securities transferred had a cost basis in excess of fair value. Management has the intent and ability to hold the securities until recovery of their cost.  Upon recovery, management may sell securities and purchase securities that can be better utilized as pledged collateral.  The amortized cost of the transferred securities, at the date of transfer, was $334.9 million; and the net after tax gain relating to the transfer of $3.5 million was recognized in other comprehensive income.  WesBanco does not intend to use the held-to-maturity security classification in the foreseeable future for purchased securities.

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

WesBanco’s loan portfolio consists of the five major categories set forth in Table 7.  WesBanco makes loans for business and consumer purposes.  Business purpose loans consist of construction, commercial and commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered.  WesBanco does not have any material direct exposure to sub-prime residential real estate loans.

TABLE 7. COMPOSITION OF LOANS

	June 30, 2007		December 31, 2006
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 403,451	14.2%	$ 409,347	14.1%
Commercial real estate	1,157,055	40.8%	1,165,823	40.0%
Residential real estate	841,512	29.7%	896,533	30.8%
Home equity	155,231	5.5%	161,602	5.6%
Consumer	272,549	9.6%	274,908	9.4%
Total portfolio loans	2,829,798	99.8%	2,908,213	99.9%
Loans held for sale	6,778	0.2%	3,170	0.1%
Total Loans	$ 2,836,576	100.0%	$ 2,911,383	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 2.6% between December 31, 2006 and June 30, 2007 primarily due to planned decreases in residential real estate loans and customer payoffs of home equity lines of credit. Loan growth has been somewhat restrained due to WesBanco’s strategy of selling most residential mortgages to the secondary market, reduced market opportunities for residential mortgages, construction loans and home equity loans in the current higher interest rate environment, accelerated payoffs of commercial real estate loans, and lower overall commercial line usage.  Residential real estate loans decreased 6.1% due to a slow down in new home sales and refinance activity.  Home equity lines of credit and consumer loans have decreased due to lower consumer demand.  WesBanco has focused on maintaining margins, and prudent underwriting standards, for all segments of the portfolio in a highly competitive environment, resulting in lower levels of new loan activity.

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

Loans are categorized as renegotiated when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the principal amount of the loan, as well as an extension of the maturity date or the amortization schedule.  Loans may be removed from renegotiated status after they have performed according to the renegotiated terms for a period of time.  WesBanco has no loans categorized as renegotiated.

Other real estate and repossessed assets consist primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property.

TABLE 8. NON-PERFORMING ASSETS

	June 30,	December 31,
(unaudited, in thousands)	2007	2006
Non-accrual:
Commercial	$ 3,218	$ 4,122
Commercial real estate	6,429	11,910
Residential real estate	3	102
Home equity	-	-
Consumer	1	20
Loans held for sale	-	-
Total non-performing loans	9,651	16,154
Other real estate owned and repossessed assets	4,067	4,052
Total non-performing assets	$ 13,718	$ 20,206

Non-performing loans, which are defined as non-accrual and renegotiated loans, decreased $6.5 million between December 31, 2006 and June 30, 2007.  All categories of non-performing loans decreased, with the largest decline of $5.5 million in commercial real estate, primarily due to payoffs and improvements in loan quality.

Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance.  Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments.  Other impaired loans totaled $5.3 million and $3.0 million at June 30, 2007 and December 31, 2006, respectively.  The increase is due to two commercial loans that have been recently classified as impaired and one commercial loan that is no longer considered impaired as a result of reductions in the outstanding balance.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	June 30,	December 31,
(unaudited, in thousands)	2007	2006
Commercial and industrial	$ 818	$ 693
Commercial real estate	3,687	2,697
Residential real estate	2,485	1,951
Home equity	432	579
Consumer	447	568
Total portfolio loans past due 90 days or more	7,869	6,488
Loans held for sale	-	-
Total loans past due 90 days or more	$ 7,869	$ 6,488

Loans past due 90 days or more and still accruing interest increased from December 31, 2006 to June 30, 2007 primarily due to increases in residential and commercial real estate due to the effect of higher interest rates and a slower economy.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 2007 decreased $0.1 million from December 31, 2006 primarily due to decreases in the allowance for commercial and commercial real estate, partially offset by increases in the allowance for residential real estate and home equity lines of credit. Although the allowance dropped slightly, the ratio of allowance for loan losses to total loans increased to 1.13% at June 30, 2007 from 1.10% at December 31, and 1.05% at June 30, 2006 due to increases in the allowance for residential real estate and home equity lines of credit.  The ratio of the allowance for loan losses to total non-performing loans also increased to 331% at June 30, 2007 from 229% at June 30, 2006.  The decrease in the allowance for commercial and commercial real estate loans is attributable to lower general reserves as a result of decreases in outstanding balances and lower non-performing loans in these categories.  However, specific reserves pursuant to SFAS No. 114 increased $0.8 million between December 31, 2006 and June 30, 2007 as a result of two newly classified but performing loans that are less than fully secured by the collateral.  The increased allowances in residential real estate and home equity lines of credit reflect current trends in charge offs and recoveries, increases in 90 day past due loans, higher interest rates, general economic conditions and other external factors such as problems in sub-prime residential real estate lending that impact these categories of loans.

 Net charge-offs declined by $2.6 million in the second quarter and $2.3 million for the year-to-date period primarily due to the $3.1 million charge off in the second quarter of 2006 relating to a single commercial loan participation.  This decrease was partially offset by increases in charge offs relating to home equity and other consumer loans.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2007	2006
Beginning balance of allowance for loan losses	$ 31,979	$ 30,957
Provision for loan losses	2,960	4,903
Charge-offs:
Commercial and industrial	770	3,323
Commercial real estate	516	601
Residential real estate	149	188
Home equity	265	113
Consumer	1,828	1,802
Total loan charge-offs	3,528	6,027
Deposit account overdrafts	462	443
Total loan and deposit account overdraft charge-offs	3,990	6,470

Recoveries:
Commercial	52	307
Commercial real estate	116	16
Residential real estate	29	33
Home equity	-	-
Consumer	662	790
Total loan recoveries	859	1,146
Deposit account overdrafts	120	56
Total loan and deposit account overdraft recoveries	979	1,202
Net loan and deposit account overdraft charge-offs	3,011	5,268
Ending balance of allowance for loan losses	$ 31,928	$ 30,592

Net charge-offs as a percentage of average total loans:
Commercial	0.36%	1.46%
Commercial real estate	0.07%	0.10%
Residential real estate	0.03%	0.03%
Home equity	0.34%	0.13%
Consumer	0.86%	0.75%
Total loan charge-offs	0.19%	0.36%

Allowance for loan losses as a percentage of total loans	1.13%	1.05%
Allowance for loan losses to total non-performing loans	3.31x	2.29x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.82x	1.32x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2007	Total	2006	Total
Commercial and industrial	$ 11,254	35.2%	$ 11,728	36.7%
Commercial real estate	13,179	41.3%	13,915	43.5%
Residential real estate	1,939	6.1%	1,258	3.9%
Home equity	811	2.6%	400	1.3%
Consumer	3,840	12.0%	3,773	11.8%
Deposit account overdrafts	905	2.8%	904	2.8%
Total allowance for loan losses	$ 31,928	100.0%	$ 31,978	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 29,858		$ 30,704
Specific reserves pursuant to SFAS No. 114	2,070		1,274
Total allowance for loan losses	$ 31,928		$ 31,978

Although the allowance for loan losses is allocated as described in Table 11, the total is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at June 30, 2007.  In the event that management’s estimation of probable losses does not materialize, future adjustments may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

In addition to the allowance for loan losses, an allowance for credit losses associated with unfunded commitments, which is reported in other liabilities, was established in the second quarter of 2007. The allowance for credit losses associated with unfunded commitments is determined using methodology similar to that used to determine the allowance for loan losses, but also considers the probability that such commitments will be drawn by borrowers.  The allowance for credit losses associated with unfunded commitments was $0.3 million and zero as of June 30, 2007 and December 31, 2006, respectively.

DEPOSITS

TABLE 12. DEPOSITS

	June 30,	December 31,
(unaudited, in thousands)	2007	2006	$ Change	% Change
Non-interest bearing demand	$ 394,660	$ 401,909	$ (7,249)	(1.8%)
Interest bearing demand	351,233	356,088	(4,855)	(1.4%)
Money market	381,281	354,082	27,199	7.7%
Savings deposits	421,513	441,226	(19,713)	(4.5%)
Certificates of deposit	1,444,656	1,442,242	2,414	0.2%
Total deposits	$ 2,993,343	$ 2,995,547	$ (2,204)	(0.1%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 78 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits remained relatively unchanged between December 31, 2006 and June 30, 2007.

Money market deposits increased 7.7% in the first half of 2007 due to the introduction in the fourth quarter of 2006 of a new higher rate money market product structured to improve WesBanco’s competitive position for customers focused on higher short term rates.  The increase in money market deposits and increases in certificates of deposits were offset by decreases in non-interest bearing and interest bearing demand deposits and in savings deposits.

Certificates of deposit totaling approximately $1.2 billion are scheduled to mature within the next year.  WesBanco may experience an overall higher cost associated with certificates of deposits as they mature and may need to continue to increase its rates on certificates of deposit in order to remain competitive.  WesBanco will continue to focus on deposit growth and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.  Customer preferences in the current interest rate environment have been primarily focused on short-term certificates of deposit and higher rate money market accounts.

BORROWINGS

TABLE 13. BORROWINGS

	June 30,	December 31,
(in thousands)	2007	2006	$ Change	% Change
Federal Home Loan Bank borrowings	$ 265,119	$ 358,907	$ (93,788)	(26.1%)
Other short-term borrowings	197,871	202,561	(4,690)	(2.3%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638	-	-
Total borrowings	$ 550,628	$ 649,106	$ (98,478)	(15.2%)

Borrowings are a significant source of funding for WesBanco, however, in the current flatter yield curve environment, borrowings are often more expensive than other available funding sources.  As a result, in the second quarter of 2007, WesBanco continued to reduce borrowings through reductions in other short-term borrowings, utilizing proceeds from paydowns on the loan portfolio.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at June 30, 2007 were $197.9 million compared to $202.6 million at December 31, 2006. The decrease was primarily due to the reduction in repurchase agreements, offset in part by an increase in the revolving line of credit.

The revolving line of credit is a senior obligation of the parent company that provides for borrowings with interest accruing at the one month LIBOR plus 90 basis points. It is currently being utilized for general corporate purposes, including WesBanco’s share repurchase plan.  On June 22, 2007, WesBanco entered into an agreement to amend the revolving line of credit facility which increased the maximum aggregate borrowings to $48.0 million and extended the scheduled maturity date to May 31, 2009.  It had an outstanding balance of $26.0 million at June 30, 2007 and $8.0 million at December 31, 2006.  WesBanco is in compliance with all loan covenants.

CAPITAL RESOURCES

Shareholders' equity was $405.6 million at June 30, 2007 compared to $416.9 million at December 31, 2006. Total equity was increased by current six month earnings of $24.2, which was offset by the payment of dividends of $11.5 million and the repurchase of shares totaling

$23.9 million.  As of June 30, 2007, WesBanco had purchased 629,998 shares to complete a repurchase plan approved by the Board of Directors in January 2006 and 131,400 shares were repurchased under a new one million share repurchase plan approved by  WesBanco’s Board of Directors in March 2007 leaving 868,600 shares remaining to be purchased under the plan. In February 2007, WesBanco’s Board of Directors authorized the increase of its dividend from $0.265 per share to $0.275 per share, a 3.8% increase. This dividend increase represented the twenty-second consecutive year of dividend increases for WesBanco.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and the Bank maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2007, WesBanco could receive, without prior regulatory approval, a dividend of up to $10.8 million from the Bank.

The following table summarizes various capital and risk-based amounts and ratios for WesBanco and the Bank, which have generally increased as a percentage of total assets over the last nine months due to the decrease in total assets:

	Minimum	Well	June 30, 2007		December 31, 2006
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 356,095	9.21%	$ 365,591	9.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	356,095	11.98%	365,591	12.35%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	388,456	13.07%	397,741	13.44%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	369,556	9.58%	363,647	9.24%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	369,556	12.50%	363,647	12.35%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	401,917	13.59%	395,796	13.44%
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

Securities are the principal source of liquidity in total assets. Securities totaled $726.4 million at June 30, 2007, all of which were classified as available-for-sale. At June 30, 2007, WesBanco has approximately $28.1 million in securities scheduled to mature within one year.  Additional cash flows may be anticipated from approximately $113.6 million in callable bonds, which have call dates within the next year and from loans scheduled to mature within the next year of $352.6 million,  At June 30, 2007, WesBanco had $69.4 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at June 30, 2007. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.2 billion at June 30, 2007.   In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source, the available line of credit with the FHLB at June 30, 2007 approximated $1,109.6 million.  At June 30, 2007, WesBanco had unpledged available-for-sale securities with a book value of $424.3 million that could be used for collateral or sold. The FHLB carries certain blanket liens on WesBanco’s mortgage-related securities and certain mortgage loans. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2007, WesBanco could receive without prior regulatory approval a dividend of up to $10.8 million from the Bank. Additional liquidity is provided by the parent company’s security portfolio of $4.5 million, and an available line of credit with an independent commercial bank of $48.0 million of which $26.0 million was outstanding at June 30, 2007.   WesBanco intends to fund the cash portion of the Oak Hill Financial acquisition with available corporate funds including the unused portion of the line of credit.

At June 30, 2007, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $578.5 million compared to $528.9 million at December 31, 2006. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at June 30, 2007 and December 31, 2006 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30,2007	December 31, 2006	Guidelines
+200	(6.5%)	(6.7%)	+/- 10.0%
+100	(2.9%)	(3.3%)	N/A
-100	3.4%	2.8%	N/A
-200	4.3%	2.5%	+/- 10.0%

Although the federal funds rate has remained at 5.25% since June 30, 2006, management currently believes such rate will remain relatively consistent for the next few months.  The direction of rates for 2008 has not yet been determined by the ALCO.  During the second quarter, interest rates increased for all maturities except for short–term rates, as opposed to the inverted nature of the interest rate curve over much of the last twelve months.  The inverted curve has caused many banks to experience a reduction in their net interest margins due to funding costs increasing at a faster pace than asset yields have risen. The interest rate curve shifted early in the third quarter of 2007 to an inverted position once again, and it is expected to remain inverted or slightly positively-sloped for the remainder of the year. Management believes an increase or decrease of 200 basis points in rates is unlikely over the near term. The earnings simulation model projects that net interest income for the next twelve month period would decrease if interest rates were to rise immediately by 100 and 200 basis points, respectively, and increase if rates declined by 100 and 200 basis points, with these data points relatively similar to those measured at December 31, 2006, and an increasing bias toward falling rates, improving margins.  The slight decrease in liability sensitivity between December 31, 2006 and June 30, 2007 is a result of changes in balance sheet composition and a continued reduction in the size of the balance sheet.  As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve-month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario.  The simulation model using the 200 basis point ramp increase analysis projects as of June 30, 2007 that net interest income would decrease 2.06% over the next twelve months, compared to a 1.23% decrease at December 31, 2006.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for much of 2006 emphasized reducing liability sensitivity in anticipation of continued rising interest rates, but over the last several quarters have focused on the potential for falling interest rates later in the current economic cycle. Among the strategies that are evaluated from time to time are the possible reduction of certain FHLB borrowings, managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, purchasing or originating adjustable rate loans, remixing of the loan portfolio as residential mortgages paydown into shorter-lived, higher-yielding commercial loans, offering special maturity, competitively priced short-term certificates of deposit to offset runoff in other deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume. Other strategies include emphasizing marketing programs to grow lower cost transaction accounts, and using the CDARS® program and structured repurchase agreements and structured convertible FHLB advances as alternative wholesale borrowing sources versus federal funds purchased and ordinary mid-term FHLB borrowings. WesBanco has permitted a portion of loan paydowns to reduce FHLB borrowings and to improve overall liquidity and interest rate sensitivity in the second quarter. The potential use of interest rate swap agreements to match fund certain long-term commercial loans or as a fair value or cash flow hedge against certain asset and liability types, and using investment security cash flows to fund realized loan growth or to pay down short-term borrowings are also evaluated as potential strategies by ALCO.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2007 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bank has been involved in a case styled Copier Word Processing Supply, Inc. v. WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The Complaint alleges such misconduct over an undetermined period and for an undetermined amount. The suit alleges negligence and conversion claims against the Bank over the deposit of the checks. Through continuing discovery, the Bank has identified a number of checks which were deposited to the personal accounts of the former office manager over a period of approximately 10 years. The Circuit Court applied a three year statute of limitations to the action and the plaintiff sought to extend the applicable statute through a continuing tort theory and the question was certified to the West Virginia Supreme Court for resolution.  The Court upheld the application of the three year statute of limitations.  The case was remanded to the Circuit Court for further proceedings. The plaintiff subsequently asserted that the three year statue should be extended through application of the discovery rule which request was denied by the Circuit Court.  The plaintiff is now attempting to appeal the case to the West Virginia Supreme Court for the second time over attempts to extend the statute of limitations.

The Bank believes that the accounting controls and practices of the plaintiff were primarily at fault and substantially contributed to the loss. The plaintiff’s employee had previously been convicted of criminal fraud prior to her employment by the plaintiff and was on probation at the time of her employment by plaintiff, and the Bank believes that the failure of the plaintiff to supervise its employee, especially given her prior record, substantially contributed to the loss. Under a comparative fault analysis, the Bank believes that the plaintiff must bear a substantial portion of the loss. Under West Virginia’s comparative fault procedures, if the plaintiff is found to be more than 50% at fault, then the plaintiff may not be permitted a recovery at all in the case.

WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  June 30, 2007, WesBanco had one active one million share stock repurchase plan, with the plan having been approved by the Board of Directors on March 21, 2007.  A prior plan for one million shares, approved January 19, 2006, was completed during the second quarter.  The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2007				1,069,745

April 1, 2007 to April 30, 2007
Open market repurchases	50,500	$ 31.32	50,500	1,019,245
Other transactions(1)	22,919	$ 31.02	N/A	N/A

May 1, 2007 to May 31, 2007
Open market repurchases	150,645	31.00	150,645	868,600
Other transactions(1)	1,046	30.73	N/A	N/A

June 1, 2007 to June 30, 2007
Open market repurchases	-	-	-	868,600
Other transactions(1)	733	30.55	N/A	N/A

Second Quarter 2007
Open market repurchases	201,145	31.08	201,145	868,600
Other transactions(1)	24,698	30.99	N/A	N/A
Total	225,843	$ 31.07	201,145	868,600
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
N/A - Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Refer to the information previously disclosed under Item 4 of Part II of the Form 10-Q filed by WesBanco on May 9, 2007 for the quarter ended March 31, 2007.

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

WESBANCO, INC.

Date: August 3, 2007	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: August 3, 2007	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer