Form 10-Q
period 2007-09-30
WESBANCO INC
filed 2007-11-07
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Larger accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

As of October 31, 2007, there were 20,604,092 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2007 and 2006 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3	Quantitative and Qualitative Disclosures About Market Risk	26

4	Controls and Procedures	27

	PART II – OTHER INFORMATION
1	Legal Proceedings	29

2	Unregistered Sales of Equity Securities and Use of Proceeds	29

6	Exhibits	30

	Signatures	31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(in thousands, except per share amounts)	2007	2006
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $2,293 and $1,217, respectively	$ 73,666	$ 96,605
Securities:
Available-for-sale, at fair value	734,285	395,520
Held-to-maturity (fair values of $0 and $347,391, respectively)	-	341,187
Total securities	734,285	736,707
Loans held for sale	4,849	3,170
Portfolio loans:
Commercial	386,035	409,347
Commercial real estate	1,154,923	1,165,823
Residential real estate	814,047	896,533
Home equity	156,470	161,602
Consumer	281,125	274,908
Total portfolio loans, net of unearned income	2,792,600	2,908,213
Allowance for loan losses	(31,647)	(31,979)
Net portfolio loans	2,760,953	2,876,234
Premises and equipment, net	68,518	67,404
Accrued interest receivable	19,753	19,180
Goodwill and other intangible assets, net	143,366	145,147
Bank-owned life insurance	84,221	82,473
Other assets	70,982	71,223
Total Assets	$ 3,960,593	$ 4,098,143

LIABILITIES
Deposits:
Non-interest bearing demand	$ 382,487	$ 401,909
Interest bearing demand	355,940	356,088
Money market accounts	384,308	354,082
Savings deposits	403,411	441,226
Certificates of deposit	1,433,906	1,442,242
Total deposits	2,960,052	2,995,547
Federal Home Loan Bank borrowings	299,269	358,907
Other short-term borrowings	160,770	202,561
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638
Total borrowings	547,677	649,106
Accrued interest payable	11,582	10,174
Other liabilities	29,976	26,441
Total Liabilities	3,549,287	3,681,268

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 23,615,859 shares issued;
outstanding: 20,628,092 shares in 2007 and 21,496,793 shares in 2006	49,200	49,200
Capital surplus	123,438	123,170
Retained earnings	332,967	316,457
Treasury stock (2,987,767 and 2,119,066 shares, respectively, at cost)	(88,442)	(61,855)
Accumulated other comprehensive loss (fair value adjustments)	(4,648)	(8,863)
Deferred benefits for directors and employees	(1,209)	(1,234)
Total Shareholders' Equity	411,306	416,875
Total Liabilities and Shareholders' Equity	$ 3,960,593	$ 4,098,143
See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except per share amounts)	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 48,560	$ 48,454	$ 145,184	$ 141,210
Interest and dividends on securities:
Taxable	4,916	4,262	14,791	14,628
Tax-exempt	3,515	3,894	10,868	12,255
Total interest and dividends on securities	8,431	8,156	25,659	26,883
Federal funds sold	170	-	711	86
Other interest income	299	332	911	1,204
Total interest and dividend income	57,460	56,942	172,465	169,383
INTEREST EXPENSE
Interest bearing demand deposits	1,151	1,031	3,398	2,554
Money market deposits	2,784	2,013	7,503	6,301
Savings deposits	1,366	1,572	4,299	4,328
Certificates of deposit	17,110	14,353	49,330	40,193
Total interest expense on deposits	22,411	18,969	64,530	53,376
Federal Home Loan Bank borrowings	3,046	3,945	9,685	13,617
Other short-term borrowings	2,215	1,895	6,456	5,656
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,428	1,424	4,255	4,178
Total interest expense	29,100	26,233	84,926	76,827
NET INTEREST INCOME	28,360	30,709	87,539	92,556
Provision for credit losses	1,448	2,268	4,684	7,171
Net interest income after provision for loan losses	26,912	28,441	82,855	85,385
NON-INTEREST INCOME
Trust fees	3,941	3,711	12,164	11,306
Service charges on deposits	4,683	4,437	12,997	12,413
Bank-owned life insurance	778	756	3,198	2,217
Net securities gains (losses)	22	17	739	(7,833)
Net gains on sales of loans	506	449	1,221	890
Other income	2,479	2,304	8,778	10,485
Total non-interest income	12,409	11,674	39,097	29,478
NON-INTEREST EXPENSE
Salaries and wages	10,607	10,142	30,975	29,974
Employee benefits	3,524	3,387	10,849	10,286
Net occupancy	2,002	1,688	5,871	5,567
Equipment	1,872	1,961	5,658	5,984
Marketing	1,331	943	3,367	3,853
Amortization of intangible assets	589	628	1,781	1,894
Restructuring expenses	-	-	-	540
Other operating expenses	7,731	7,180	22,512	21,631
Total non-interest expense	27,656	25,929	81,013	79,729
Income before provision for income taxes	11,665	14,186	40,939	35,134
Provision for income taxes	1,902	2,632	6,934	6,735
NET INCOME	$ 9,763	$ 11,554	$ 34,005	$ 28,399
EARNINGS PER SHARE
Basic	$ 0.47	$ 0.53	$ 1.62	$ 1.30
Diluted	$ 0.47	$ 0.53	$ 1.62	$ 1.30
AVERAGE SHARES OUTSTANDING
Basic	20,711,866	21,700,328	20,938,615	21,843,203
Diluted	20,732,741	21,746,255	20,979,492	21,896,265
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.275	$ 0.265	$ 0.825	$ 0.795
See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2007 and 2006
						Accumulated	Deferred
						Other	Benefits for
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Directors &
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Employees	Total
Balance, January 1, 2006	21,955,359	$ 49,200	$ 122,345	$ 300,452	$ (47,769)	$ (7,875)	$ (1,123)	$ 415,230
Net income				28,399				28,399
Other comprehensive income						4,345		4,345
Comprehensive income								32,744
Common dividends
declared ($0.795 per share)				(17,341)				(17,341)
Treasury shares purchased	(429,263)				(12,800)			(12,800)
Treasury shares sold	25,607		(76)		640			564
Tax benefit from employee benefit plans			710					710
Recognition of stock compensation			150					150
Deferred benefits for directors – net			98				(98)	-
September 30, 2006	21,551,703	$ 49,200	$ 123,227	$ 311,510	$ (59,929)	$ (3,530)	$ (1,221)	$ 419,257

Balance, January 1, 2007	21,496,793	$ 49,200	$ 123,170	$ 316,457	$ (61,855)	$ (8,863)	$ (1,234)	$ 416,875
Net income				34,005				34,005
Other comprehensive income						4,215		4,215
Comprehensive income								38,220
Common dividends
declared ($0.825 per share)				(17,197)				(17,197)
Treasury shares purchased	(893,398)				(27,233)			(27,233)
Treasury shares sold	24,697		(86)		646			560
Cumulative effect of change in accounting
for uncertainties in income taxes				(298)				(298)
Tax benefit from employee benefit plans			84					84
Recognition of stock compensation			295					295
Deferred benefits for directors – net			(25)				25	-
September 30, 2007	20,628,092	$ 49,200	$ 123,438	$ 332,967	$ (88,442)	$ (4,648)	$ (1,209)	$ 411,306

There was no activity in Preferred Stock during the nine months ended September 30, 2007 and 2006.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September 30,
(Unaudited, in thousands)	2007	2006
OPERATING ACTIVITIES:
Net income	$ 34,005	$ 28,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,179	4,132
Net accretion	(733)	(866)
Provision for credit losses	4,684	7,171
Net securities (gains) losses	(739)	7,833
Net gains on sales of loans	(1,221)	(890)
Excess tax benefits from stock-based compensation arrangements	(84)	(710)
Deferred income taxes	196	(3,236)
Increase in cash surrender value of bank-owned life insurance	(1,748)	(2,216)
Loans originated for sale	(93,137)	(54,300)
Proceeds from the sale of loans originated for sale	92,678	53,038
Change in: other assets and accrued interest receivable	(310)	19,052
Change in: other liabilities and accrued interest payable	1,931	3,667
Other – net	(243)	(2,911)
Net cash provided by operating activities	39,458	58,163
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	26,213	197,786
Proceeds from maturities, prepayments and calls	113,991	201,228
Purchases of securities	(136,190)	(165,438)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	6,754	43,638
Purchases of securities	(200)	(1,353)
Sale of branches, net of cash	-	(14,378)
Net decrease (increase) in loans	110,914	(1,778)
Purchases of premises and equipment – net	(5,567)	(2,847)
Net cash provided by investing activities	115,915	256,858
FINANCING ACTIVITIES:
(Decrease) increase in deposits	(35,502)	26,353
Decrease in Federal Home Loan Bank borrowings	(57,225)	(238,947)
Decrease in other short-term borrowings	(11,790)	(24,764)
Decrease in federal funds purchased	(30,000)	(59,000)
Excess tax benefits from stock-based compensation arrangements	84	710
Dividends paid	(17,206)	(17,344)
Treasury shares purchased – net	(26,673)	(12,236)
Net cash used in financing activities	(178,312)	(325,228)
Net decrease in cash and cash equivalents	(22,939)	(10,207)
Cash and cash equivalents at beginning of the period	96,605	110,608
Cash and cash equivalents at end of the period	$ 73,666	$ 100,401
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 83,518	$ 77,355
Income taxes paid	9,355	7,850
Transfers of loans to other real estate owned	1,801	3,200
Transfers of held to maturity securities to available for sale securities	340,767	-

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the application of SFAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is more likely than not (likelihood of occurrence is greater than 50 percent), based on its technical merits, the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement with the taxing authority. This interpretation was effective for WesBanco as of January 1, 2007, and after evaluating such interpretation, WesBanco concluded the adoption did not have a significant impact on WesBanco’s financial position or results of operations.  For further information on the affect of the implementation of the FIN 48, see Note 9, “Income Taxes”.

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

NOTE 2.  PENDING ACQUISITION OF OAK HILL FINANCIAL, INC.

On July 19, 2007, WesBanco entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Oak Hill Financial, Inc. (“Oak Hill”).  Pursuant to the Merger Agreement, WesBanco agreed to acquire Oak Hill for consideration consisting of a combination of its common stock and cash valued at approximately $195 million, which includes direct merger costs.  Under the terms of the Merger Agreement, WesBanco will exchange a combination of its common stock and cash for Oak Hill common stock.  Oak Hill shareholders will be entitled to receive either 1.256 shares of WesBanco common stock or cash in the amount of $38.00 per share for each share of Oak Hill common stock held subject to an overall allocation of 90% stock and 10% cash in the exchange, and pro-ration procedures are in place to ensure the overall allocation is achieved.  The merger will qualify as a tax-free exchange to WesBanco, and to the extent of common stock issued to Oak Hill’s shareholders would be tax-free to them as well.  Oak Hill is a $1.3 billion diversified financial holding company with 36 branches and one loan production office located in sixteen counties distributed primarily in southern, central and western Ohio.

The acquisition remains subject to the approval of the Federal Reserve Board and the shareholders of WesBanco and Oak Hill.  Special shareholder meetings for both companies to approve the merger and WesBanco’s issuance of stock are scheduled for November 16, 2007.  Subject to these approvals, it is expected that the transaction will be completed on or about November 30, 2007.

NOTE 3. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30 ,		September 30,
(Unaudited, in thousands, except shares and per share amounts)	2007	2006	2007	2006
Numerator for both basic and diluted earnings per share:
Net Income	$ 9,763	$ 11,554	$ 34,005	$ 28,399

Denominator:
Total average basic common shares outstanding	20,711,866	21,700,328	20,938,615	21,843,203
Effect of dilutive stock options	20,875	45,927	40,877	53,062
Total diluted average common shares outstanding	20,732,741	21,746,255	20,979,492	21,896,265

Earnings per share - basic	$ 0.47	$ 0.53	$ 1.62	$ 1.30
Earnings per share - diluted	$ 0.47	$ 0.53	$ 1.62	$ 1.30

NOTE 4. SECURITIES

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

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30,	December 31,
(Unaudited, in thousands)	2007	2006
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 89,805	$ 117,066
Mortgage-backed securities	298,902	254,703
Obligations of states and political subdivisions	340,467	17,586
Corporate equity securities	5,111	6,165
Total securities available-for-sale	734,285	395,520
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	-	341,187
Total securities	$ 734,285	$ 736,707

At September 30, 2007 and December 31, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with par values aggregating $294.4 million and $329.6 million and aggregate carrying values of $289.6 million and $329.7 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public and trust funds. Proceeds from the sale of available-for-sale securities were $25 million and $26.2 million for the three and nine months ended September 30, 2007, respectively, compared to zero and $197.8 million for the same periods in 2006.

For the nine months ended September 30, 2007, realized net gains on available-for-sale securities were $0.7 million and for the nine months ended September 30, 2006, realized net losses on available-for-sale securities were $7.8 million, which includes other-than-temporary impairment losses of $8.0 million recognized in the first quarter of 2006.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2007 and December 31, 2006:

	September 30, 2007
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 55,788	$ (354)	9	$ 55,788	$ (354)	9
Mortgage-backed securities	56,157	(944)	8	141,707	(4,135)	71	197,864	(5,079)	79
Obligations of states and political subdivisions	1,703	(4)	4	72,268	(1,032)	164	73,971	(1,036)	168
Total temporarily impaired securities	$ 57,860	$ (948)	12	$ 269,763	$ (5,521)	244	$ 327,623	$ (6,469)	256

	December 31, 2006
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 102,066	$ (1,108)	18	$ 102,066	$ (1,108)	18
Mortgage-backed securities	80,305	(651)	10	162,053	(5,291)	69	242,358	(5,942)	79
Obligations of states and political subdivisions	4,478	(12)	8	67,772	(1,084)	166	72,250	(1,096)	174
Total temporarily impaired securities	$ 84,783	$ (663)	18	$ 331,891	$ (7,483)	253	$ 416,674	$ (8,146)	271

Unrealized losses in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and are accounted for as an adjustment to other comprehensive income in shareholders’ equity.  WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale.  If these securities are held to recovery or their respective maturity dates, no fair value gain or loss will be realized.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices.  WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost.  Accordingly, WesBanco believes the unrealized losses in its available-for-sale securities portfolio at September 30, 2007 are temporary, and no other-than-temporary impairment losses have been recognized in the Consolidated Statements of Income for the nine months ended September 30, 2007.

NOTE 5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of $4.2 million of net deferred loan fees at September 30, 2007 and $4.5 million at December 31, 2006.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Nine Months Ended
	September 30,
(Unaudited, in thousands)	2007	2006
Balance, at beginning of period	$ 31,979	$ 30,957
Provision for loan losses	4,460	7,171
Charge-offs	(6,250)	(8,792)
Recoveries	1,458	2,333
Balance, at end of period	$ 31,647	$ 31,669

	September 30,	December 31,
(Unaudited, in thousands)	2007	2006
Non-accrual loans	$ 10,859	$ 16,154
Other impaired loans	5,901	2,992
Total impaired loans	$ 16,760	$ 19,146

	September 30,	December 31,
(Unaudited, in thousands)	2007	2006
Balance of impaired loans with no allocated allowance for loan losses	$ 8,160	$ 10,629
Balance of impaired loans with an allocated allowance for loan losses	8,600	8,517
Total impaired loans	$ 16,760	$ 19,146

Allowance for loan losses allocated to impaired loans	$ 2,252	$ 1,274

At September 30, 2007 and December 31, 2006, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 6. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At September 30, 2007 and December 31, 2006 WesBanco had FHLB borrowings of $299.3 million and $358.9 million, respectively, with a weighted-average interest rate of 4.28% and 3.77%, respectively, certain of which are retained from a prior membership with the FHLB of Cincinnati from prior acquisitions. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock totaling $18.9 million at September 30, 2007 and $21.6 million at December 31, 2006 is also pledged as collateral on these advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2007 and December 31, 2006 was $1,066.3 million and $1,048.5 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of contractually-determined interest rates during the call period.  Of the $299.3 million outstanding at September 30, 2007, $224.2 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.  Approximately $31.4 million of such advances are from the FHLB of Cincinnati.  Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is not a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2007 based on their contractual maturity dates and effective interest rates:

	Scheduled	Weighted
Year (unaudited, in thousands)	Maturity	Average Rate
2007	$ 31,440	3.41%
2008	17,899	3.71%
2009	78,626	4.22%
2010	99,006	4.67%
2011	5,266	3.56%
2012 and thereafter	67,032	4.81%
Total	$ 299,269	4.28%

NOTE 7. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	September 30,	December 31,
(Unaudited, in thousands)	2007	2006
Federal funds purchased	$ 20,000	$ 50,000
Securities sold under agreements to repurchase	117,366	142,591
Treasury tax and loan notes and other	404	1,933
Revolving line of credit	23,000	8,037
Total	$ 160,770	$ 202,561

NOTE 8. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2007	2006	2007	2006
Service cost – benefits earned during year	$ 603	$ 584	$ 1,810	$ 1,754
Interest cost on projected benefit obligation	745	684	2,234	2,052
Expected return on plan assets	(1,066)	(928)	(3,198)	(2,786)
Amortization of prior service cost	(29)	(35)	(88)	(107)
Amortization of net loss	190	260	570	779
Net periodic pension cost	$ 443	$ 565	$ 1,328	$ 1,692

In the third quarter, WesBanco changed the provisions of its defined benefit pension plan.  Under the new provisions, employees hired, or rehired, on or after August 1, 2007 will not qualify for participation in the plan.  This change does not affect employees hired prior to August 1, 2007.

There is no minimum contribution due for 2007, however as a result of the passage of the Pension Protection Act of 2006, WesBanco is evaluating its practice prior to 2006 of contributing the maximum tax deductible contribution and will not make a funding decision until December, 2007 or later.

NOTE 9. INCOME TAXES

        The provision for income taxes for the third quarter of 2007 reflects an effective tax rate of 16.3%, including $0.4 million in favorable adjustments from recently filed tax returns.  The provision for income taxes for the 2007 nine month period reflects an effective tax rate of 16.9%, as compared to 19.2% in 2006. In addition to the third quarter adjustments, this decrease was also due to a $1.6 million credit resulting from the second quarter 2007 correction of prior period amounts related to the accumulation of deferred taxes on a small portion of the state and political subdivision bond investment portfolio. The favorable adjustments in 2007 were partially offset by higher taxable income and a lower percentage of tax-exempt income to total income.

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

        At January 1, 2007 (date of adoption) and September 30, 2007, WesBanco had approximately $1.8 million and $1.9 million, respectively, of gross unrecognized tax benefits and interest. As of September 30, 2007, $1.1 million of these tax benefits would affect the effective tax rate if recognized, and the amount of accrued interest related to uncertain tax positions was $0.3 million.  WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.  WesBanco does not expect that the amounts of its current unrecognized tax benefits will change significantly within the next 12 months.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which WesBanco is subject.

NOTE 10. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited, in thousands)	2007	2006	2007	2006
Net Income	$ 9,763	$ 11,554	$ 34,005	$ 28,399
Securities available-for-sale:
Unrealized gains from transfer of securities from held-to-maturity to available for sale (2)	-	-	5,817	-
Related income tax (expense) benefit (1)	-	-	(2,298)	-
Net change in unrealized gains (losses) on securities available-for-sale	7,926	5,030	1,417	(1,188)
Related income tax (expense) benefit (1)	(3,131)	(1,987)	(560)	469
Net securities (gains) losses reclassified into earnings	(22)	(17)	(739)	7,833
Related income tax expense (benefit) (1)	9	7	292	(3,094)
Net effect on other comprehensive income for the period	4,782	3,033	3,929	4,020

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	(38)	(62)	15	548
Related income tax (expense) benefit (1)	15	25	(6)	(217)
Net derivative (gains) losses reclassified into earnings	-	(3)	-	(10)
Related income tax expense (benefit) (1)	-	1	-	4
Net effect on other comprehensive income for the period	(23)	(39)	9	325

Defined benefit pension plan
Amortization of prior service costs	(30)	-	(88)	-
Related income tax expense (benefit) (1)	13	-	35	-
Amortization of unrealized loss	184	-	546	-
Related income tax expense (benefit) (1)	(74)	-	(216)	-
Net effect on other comprehensive income for the period	93	-	277	-
Total other comprehensive income	4,852	2,994	4,215	4,345
Comprehensive income	$ 14,615	$ 14,548	$ 38,220	$ 32,744
 (1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.
 (2) See Note 4 “Securities” for additional information on this transfer.

The activity in accumulated other comprehensive income for the nine months ended September 30, 2007 and 2006 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2006	$ -	$ (7,463)	$ (412)	$ (7,875)
Period change, net of tax	-	4,020	325	4,345
Balance at September 30, 2006	$ -	$ (3,443)	$ (87)	$ (3,530)

Balance at January 1, 2007	$ (5,686)	$ (3,118)	$ (59)	$ (8,863)
Period change, net of tax	277	3,929	9	4,215
Balance at September 30, 2007	$ (5,409)	$ 811	$ (50)	$ (4,648)

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS— WesBanco provides credit commitments in the normal course of business that are not reported on the balance sheet.  This includes available balances on lines of credit and letters of credit and approved loans that have not been closed or funded as of the balance sheet date.  These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses associated with commitments to extend credit is limited to the contractual amount of the commitment. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with loan commitments was $0.2 million and zero as of September 30, 2007 and December 31, 2006, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees as defined in FASB Interpretation No. 45, Guarantor’s Accounting for Guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.2 million as of September 30, 2007 and December 31, 2006 and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

	September 30,	December 31,
(Unaudited, in thousands)	2007	2006
Commitments to extend credit	$ 571,817	$ 528,888
Standby letters of credit	52,521	44,168

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 12. STOCK-BASED COMPENSATION

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

WesBanco issued 44,700 and 89,500 options year-to-date in 2007 and 2006, respectively.  The issuances were in the second quarter of each year. The issuance in 2007 vests on December 31, 2007 and expire in seven years. These options do not have a performance target. The 2006 issuance vests based upon WesBanco achieving certain earnings per share (“EPS”) targets and expire in ten years.  Stock compensation expense totaled $0.3 million and $0.2 for the nine months ended September 30, 2007 and 2006 and $0.1 million for the three months ended September 30, 2007 and 2006, respectively.

The following table presents stock option activity for the nine months ended September 30, 2007:

		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(Unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Term	Value
Outstanding at January 1, 2007	403,253	$ 24.75
Granted	44,700	30.75
Exercised	(24,697)	22.67
Expired	-	-
Forfeited	(1,234)	29.54
Outstanding at September 30, 2007	422,022	$ 25.49	5.74	$ 600
Vested and exercisable at September 30, 2007	281,008	$ 23.25	4.73	$ 600

NOTE 13. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, securities brokerage and insurance sales.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $3.1 billion and $2.9 billion at September 30, 2007 and 2006, respectively.  These assets are held by the Bank, in fiduciary or agency capacities, for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.  Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months Ended September 30, 2007
Interest income	$ 57,460	$ -	$ 57,460
Interest expense	29,100	-	29,100
Net interest income	28,360	-	28,360
Provision for loan losses	1,448	-	1,448
Net interest income after provision for loan losses	26,912	-	26,912
Non-interest income	8,468	3,941	12,409
Non-interest expense	25,372	2,284	27,656
Income before provision for income taxes	10,008	1,657	11,665
Provision for income taxes	1,239	663	1,902
Net income	$ 8,769	$ 994	$ 9,763

For the Three Months Ended September 30, 2006
Interest income	$ 56,942	$ -	$ 56,942
Interest expense	26,233	-	26,233
Net interest income	30,709	-	30,709
Provision for loan losses	2,268	-	2,268
Net interest income after provision for loan losses	28,441	-	28,441
Non-interest income	7,963	3,711	11,674
Non-interest expense	23,840	2,089	25,929
Income before provision for income taxes	12,564	1,622	14,186
Provision for income taxes	1,983	649	2,632
Net income	$ 10,581	$ 973	$ 11,554

For the Nine Months Ended September 30, 2007
Interest income	$ 172,465	$ -	$ 172,465
Interest expense	84,926	-	84,926
Net interest income	87,539	-	87,539
Provision for loan losses	4,684	-	4,684
Net interest income after provision for loan losses	82,855	-	82,855
Non-interest income	26,933	12,164	39,097
Non-interest expense	74,124	6,889	81,013
Income before provision for income taxes	35,664	5,275	40,939
Provision for income taxes	4,824	2,110	6,934
Net income	$ 30,840	$ 3,165	$ 34,005

For the Nine Months Ended September 30, 2006
Interest income	$ 169,383	$ -	$ 169,383
Interest expense	76,827	-	76,827
Net interest income	92,556	-	92,556
Provision for loan losses	7,171	-	7,171
Net interest income after provision for loan losses	85,385	-	85,385
Non-interest income	18,172	11,306	29,478
Non-interest expense	73,046	6,683	79,729
Income before provision for income taxes	30,511	4,623	35,134
Provision for income taxes	4,886	1,849	6,735
Net income	$ 25,625	$ 2,774	$ 28,399

Total assets of the trust and investment services segment recognized in the Consolidated Balance Sheets were $6.7 million and $6.2 million at September 30, 2007 and 2006, respectively.  All goodwill and other intangible assets, mortgage servicing rights and net deferred tax assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

PENDING ACQUISITION OF OAK HILL FINANCIAL, INC.

       On July 19, 2007, WesBanco entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Oak Hill Financial, Inc. (“Oak Hill”).  Pursuant to the Merger Agreement, WesBanco agreed to acquire Oak Hill for consideration consisting of a combination of its common stock and cash valued at approximately $195 million, which includes direct merger costs.

       The acquisition remains subject to the approval of the Federal Reserve Board and the shareholders of WesBanco and Oak Hill.  Special shareholder meetings for both companies to approve the merger and WesBanco’s issuance of stock are scheduled for November 16, 2007.  Subject to these approvals, it is expected that the transaction will be completed on or about November 30, 2007.

FORWARD-LOOKING STATEMENTS

 Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2006, as well as the Form 10-Q for the prior quarter ended June 30, 2007,  filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the National Association of Securities Dealers and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2007 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2006  under the section  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating through 78 banking offices, one loan production office and 111 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as population growth or decline, market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing bank and non-bank lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the nine months ended September 30, 2007, WesBanco’s diluted earnings per share were $1.62 versus last year’s $1.30, an increase of 24.6%, on net income of $34.0 million as compared to $28.4 million in the 2006 period.  Return on average assets increased to 1.14% from 0.91% in 2006 and return on average equity increased to 11.12% from 9.11%.

Net income for the quarter ended September 30, 2007 was $9.8 million, compared to $11.6 million for the third quarter of 2006, while diluted earnings per share for the quarter were $0.47 per share compared to $0.53 per share for 2006.  Third quarter 2007 results reflected lower net interest income primarily due to a flat to inverted yield curve and a very competitive market for loans and deposits, which have compressed interest margins.  This decrease was partially offset by a reduced loan loss provision resulting from lower year-to-date net charge-offs and lower levels of non-performing loans from year-end.  Non-interest income grew in the quarter due to improved trust, securities, and insurance revenues, and increased deposit activity fees from revenue enhancement programs and marketing campaigns.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2007	2006	2007	2006
Net interest income	$ 28,360	$ 30,709	$ 87,539	$ 92,556
Taxable equivalent adjustments to net interest income	1,892	2,097	5,852	6,599
Net interest income, fully taxable equivalent	$ 30,252	$ 32,806	$ 93,391	$ 99,155
Net interest spread, non-taxable equivalent	2.71%	2.96%	2.79%	2.92%
Benefit of net non-interest bearing liabilities	0.46%	0.37%	0.45%	0.35%
Net interest margin	3.17%	3.33%	3.24%	3.27%
Taxable equivalent adjustment	0.21%	0.23%	0.22%	0.23%
Net interest margin, fully taxable equivalent	3.38%	3.56%	3.46%	3.50%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income  is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.  Net interest income for the third quarter and nine month periods of 2007 decreased 7.7% and 5.4% respectively compared to the same periods of 2006 as a result of higher short term interest rates and the flat or inverted yield curve environment over much of the last eighteen months, and a lower balance sheet size primarily as a result of the prior year’s intentional repositioning and reduction in the investment and fixed rate mortgage loan portfolios.  The net interest margin decreased in the quarter and the year-to-date period due to higher funding costs, particularly for money market accounts and certificate of deposit accounts and short term borrowing repricing.  Customers have generally opted for higher-rate money market and shorter-term, higher-costing certificates of deposit, resulting in higher funding costs overall.  Funding cost increases have been somewhat mitigated by loan yield increases and a greater mix of average non-interest bearing deposit accounts.

Interest income increased by 0.9% in the third quarter and 1.8% in the first nine months of 2007 as compared to the same periods in 2006.  The increases in interest income were due to increases in the average yield on earning assets, which were somewhat offset by the decreases in total average earning assets.  The increase in the average rate was primarily due to increases in the rate earned on loans and on securities through repricing of these assets in the higher interest rate environment and previous years sales of lower yielding securities.  The reductions in average earning assets in the year-to-date period were primarily due to reductions in investments in securities and, to a lesser degree,  reductions in loans, while in the third quarter the decrease was primarily due to reductions in loans.  Throughout 2006 and the first nine months of 2007, WesBanco used cash flow from sales and maturities of securities, and in 2007 from reductions in the residential loan portfolio, to reduce higher cost interest bearing liabilities.  The sale of approximately $200 million of taxable securities completed in the second quarter of 2006 was part of WesBanco’s restructuring of the balance sheet.

Average loan balances decreased approximately $85 million in the first nine months of 2007 compared to the prior year due to the combined effects of planned reductions in residential real estate loans as well as decreases in commercial and commercial real estate loans attributable to reduced demand, accelerated repayment of certain loans, and planned exits of under-performing and less profitable types of loans throughout 2006.

Interest expense increased 10.9% and 10.5% for the three and nine months ended September 30, 2007 compared to the same 2006 periods due to increases in the average rate paid on interest bearing liabilities, partially offset by reductions in the related average balances.  As shown in Table 2, the average rate paid on interest bearing liabilities for the third quarter and year-to-date period of 2007 increased by 48 and 53 basis points respectively, primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a higher rate environment and a continued preference by customers away from lower cost deposit products to higher cost certificates of deposit and, beginning in the first quarter of 2007, money market accounts.  In addition, wholesale borrowing rates increased as a result of repricing in a period of higher interest rates.  These increases have impacted other borrowings, which are primarily short-term in nature, and FHLB borrowings, which repriced more extensively in the third quarter.  Average interest bearing liabilities decreased by 3.4% in the third quarter and 5.6% in the year-to-date period due to WesBanco’s 2006 balance sheet restructuring, general efforts to reduce higher rate liabilities, the sale of the Ritchie County branches in March, 2006, decreases in savings deposits and, for the year to date period, money market deposits.  Funds applied from the balance sheet restructuring and normal cash flows from maturing securities and paydowns on loans reduced the average balance for FHLB borrowings by 35.4% for the nine month period.  Targeted marketing programs and management of WesBanco’s response to increases in interest rates in the marketplace have provided increases in average balances for interest bearing and non-interest bearing demand deposits and certificates of deposits of $48.9 million in the 2007 nine month period, as compared to 2006, partially offsetting the decreases in borrowings, money market accounts and savings deposits.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 1,909	1.66%	$ 2,198	1.99%	$ 1,564	1.28%	$ 2,249	2.02%
Loans, net of unearned income (1)	2,810,376	6.86%	2,908,500	6.61%	2,835,752	6.85%	2,920,565	6.46%
Securities: (2)
Taxable	395,117	5.00%	371,065	4.61%	398,598	4.95%	451,712	4.33%
Tax-exempt (3)	324,992	6.66%	357,080	6.71%	333,297	6.69%	376,239	6.68%
Total securities	720,109	5.73%	728,145	5.63%	731,895	5.74%	827,951	5.39%
Federal funds sold	13,332	5.10%	-	0.00%	18,093	5.24%	2,418	4.74%
Other earning assets	21,357	5.60%	26,219	5.02%	21,653	5.61%	33,483	4.79%
Total earning assets (3)	3,567,083	6.61%	3,665,062	6.40%	3,608,957	6.60%	3,786,666	6.21%
Other assets	383,317		402,458		386,024		398,796
Total Assets	$ 3,950,400		$ 4,067,520		$ 3,994,981		$ 4,185,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 346,302	1.32%	$ 341,695	1.20%	$ 349,151	1.30%	$ 338,345	1.00%
Money market accounts	383,546	2.88%	363,256	2.20%	370,692	2.71%	392,488	2.15%
Savings deposits	411,628	1.32%	459,463	1.36%	426,374	1.35%	463,567	1.25%
Certificates of deposit	1,444,009	4.70%	1,416,605	4.02%	1,441,714	4.57%	1,409,089	3.81%
Total interest bearing deposits	2,585,485	3.44%	2,581,019	2.92%	2,587,931	3.33%	2,603,489	2.74%
Federal Home Loan Bank borrowings	281,235	4.30%	411,833	3.80%	319,294	4.06%	494,230	3.68%
Other borrowings	172,202	5.10%	157,122	4.78%	171,458	5.03%	169,860	4.45%
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	6.46%	87,638	6.45%	87,638	6.49%	87,638	6.37%
Total interest bearing liabilities	3,126,560	3.69%	3,237,612	3.21%	3,166,321	3.59%	3,355,217	3.06%
Non-interest bearing demand deposits	378,768		374,798		382,658		377,219
Other liabilities	37,655		37,283		37,286		36,155
Shareholders' Equity	407,417		417,827		408,716		416,871
Total Liabilities and
Shareholders’ Equity	$ 3,950,400		$ 4,067,520		$ 3,994,981		$ 4,185,462

Taxable equivalent net yield on average earning assets (3)		3.38%		3.56%		3.46%		3.50%
Net Interest Spread		2.92%		3.19%		3.01%		3.15%

(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $0.9 million and $2.7 million for the three and nine months ended September 30, 2007, respectively and $0.9 million and $1.8 million for the same periods in 2006.

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

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to 2006			Compared to 2006
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 9	$ 12	$ 21	$ 17	$ 20	$ 37
Loans, net of unearned income	(1,664)	1,770	106	(4,180)	8,154	3,974
Taxable securities	278	355	633	(1,837)	1,963	126
Tax-exempt securities (2)	(533)	(49)	(582)	(2,154)	20	(2,134)
Federal funds sold	170	-	170	615	10	625
Other interest income	(67)	34	(33)	(474)	181	(293)
Total interest income change (2)	(1,807)	2,122	315	(8,013)	10,348	2,335

Increase (decrease) in interest expense:
Interest bearing demand deposits	14	106	120	81	763	844
Money market accounts	118	653	771	(366)	1,568	1,202
Savings deposits	(160)	(46)	(206)	(361)	332	(29)
Certificates of deposit	282	2,475	2,757	950	8,187	9,137
Federal Home Loan Bank borrowings	(1,367)	468	(899)	(5,198)	1,266	(3,932)
Other borrowings	189	131	320	54	746	800
Junior subordinated debt owed to unconsolidated subsidiary trusts	-	4	4	-	77	77
Total interest expense change	(924)	3,791	2,867	(4,840)	12,939	8,099

Net interest income decrease (2)	$ (883)	$ (1,669)	$ (2,552)	$ (3,173)	$ (2,591)	$ (5,764)
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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is determined by management as the amount required to maintain the related allowances at a level considered appropriate to absorb probable but unconfirmed losses in the loan portfolio and on commitments to extend credit.  The provision for credit losses was $1.4 million and $4.7 million for the third quarter and nine month periods of 2007 as compared to $2.3 million and $7.2 million for the same periods of 2006.  The decrease in provision expense is attributable to an overall decline in total loans, lower net charge-offs, a reduction in average non-performing loans and the inclusion of an additional provision in 2006 for a single commercial loan that was ultimately charged off last year.  The decrease in provision expense for 2007 would have been greater, however, management has increased its estimates of probable losses associated with the impact of general economic conditions and related factors.  For additional information, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Trust fees	$ 3,941	$ 3,711	$ 230	6.2%	$ 12,164	$ 11,306	$ 858	7.6%
Service charges on deposits	4,683	4,437	246	5.5%	12,997	12,413	584	4.7%
Bank-owned life insurance	778	756	22	2.9%	3,198	2,217	981	44.2%
Net securities gains (losses)	22	17	5	29.4%	739	(7,833)	8,572	(109.4%)
Net gains on sales of loans	506	449	57	12.7%	1,221	890	331	37.2%

Other income
Service fees on ATM's and debit cards	1,281	1,284	(3)	(0.2%)	3,597	3,881	(284)	(7.3%)
Net securities services revenue	549	356	193	54.2%	1,698	944	754	79.9%
Net insurance services revenue	484	308	176	57.1%	1,109	900	209	23.2%
Gain on sale of branch offices	-	-	-	-	980	2,784	(1,804)	(64.8%)
Gains on early extinguishment of debt	-	17	(17)	(100.0%)	895	1,064	(169)	(15.9%)
Other	165	339	(174)	(51.3%)	499	912	(413)	(45.3%)
Total other income	2,479	2,304	175	7.6%	8,778	10,485	(1,707)	(16.3%)
Total non-interest income	$ 12,409	$ 11,674	$ 735	6.3%	$ 39,097	$ 29,478	$ 9,619	32.6%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco.  Non-interest income increased $0.7 million or 6.3% in the third quarter, primarily due to increases in trust fee income, service charges on deposits and improved insurance and securities brokerage revenues.  For the nine months ended September 30, 2007, WesBanco’s non-interest income increased $9.6 million or 32.6%, largely due to a number of 2006 transactions.  The 2006 period included $8.0 million in other-than-temporary impairment losses, included in net security losses, recognized in connection with a planned sale of securities, and a $2.8 million gain on the sale of the Ritchie County banking offices included in other income.  Other income in the corresponding 2007 period included a gain on sale of a former branch facility of $1.0 million.  Non-interest income comprised 30.9% of total net revenues for 2007 nine month period compared to 24.2% for the 2006 period with net revenue being the total of net interest income and non-interest income.

Trust fees increased 6.2% in the third quarter and 7.6% in the 2007 nine month period as compared to the corresponding periods of 2006 due to an increase in the market value of assets under management as well as new business and increased investment management fee schedules.  The market value of assets under management at September 30, 2007 was $3.1 billion as compared to $2.9 billion at September 30, 2006.  A higher trust fee schedule was implemented in the middle of the third quarter.

Service charges on deposits increased 5.5% in the third quarter and 4.7% in the first nine months of 2007 as compared to the corresponding periods of 2006 due primarily to continued non-interest bearing checking account growth and implementation of certain revenue enhancement strategies.

Gains on early extinguishment of debt of $0.9 million and $1.0 million recorded in the second quarter of 2007 and 2006 respectively, resulted from the FHLB of Cincinnati exercising call options on certain advances that were assumed by WesBanco as a result of two acquisitions in 2004 and 2005.

During the 2007 nine month period, WesBanco sold $92.7 million in mortgage loans to the secondary market compared to $53.0 million in the same period in 2006, resulting in an increase in related net gains of $0.3 million.  In addition, WesBanco recognized a $0.9 million gain from a bank-owned life insurance claim during the second quarter of 2007.

Other income for the quarter and for the year-to-date period of 2007 reflects increases in insurance and securities brokerage revenues (combined, up $0.4 million for the quarter and $1.0 million for the nine months), declines in ATM fees resulting from the loss of one large off-premises hosted location, and, for the year-to-date period, decreases in gains from sales of branch facilities.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(dollars in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and wages	$ 10,607	$ 10,142	$ 465	4.6%	$ 30,975	$ 29,974	$ 1,001	3.3%
Employee benefits	3,524	3,387	137	4.0%	10,849	10,286	563	5.5%
Net occupancy	2,002	1,688	314	18.6%	5,871	5,567	304	5.5%
Equipment	1,872	1,961	(89)	(4.5%)	5,658	5,984	(326)	(5.4%)
Marketing	1,331	943	388	41.1%	3,367	3,853	(486)	(12.6%)
Amortization of intangible assets	589	628	(39)	(6.2%)	1,781	1,894	(113)	(6.0%)
Restructuring expenses	-	-	-	-	-	540	(540)	(100.0%)

Other operating expenses
Miscellaneous taxes	1,620	1,368	252	18.4%	4,607	4,461	146	3.3%
Professional fees	1,482	1,268	214	16.9%	5,061	3,914	1,147	29.3%
Postage	777	891	(114)	(12.8%)	2,361	2,464	(103)	(4.2%)
Communications	525	576	(51)	(8.9%)	1,556	2,256	(700)	(31.0%)
Other	3,327	3,077	250	8.1%	8,927	8,536	391	4.6%
Total other operating expenses	7,731	7,180	551	7.7%	22,512	21,631	881	4.1%
Total non-interest expense	$ 27,656	$ 25,929	$ 1,727	6.7%	$ 81,013	$ 79,729	$ 1,284	1.6%

Non-interest expense increased $1.7 million or 6.7% during the third quarter and $1.3 million or 1.6% in the first nine months of 2007 as compared to the 2006 periods.  The increases were primarily due to normal increases in employee salaries and wages and related benefit costs as well as increases in net occupancy, professional fees and, for the third quarter, marketing expense.  The third quarter also included a $0.4 million charge related to a litigation settlement.

Salaries and wages increased $0.5 million or 4.6% for the quarter and $1.0 million or 3.3% for the 2007 nine month period as compared to the same periods in 2006, primarily due to normal increases in employee compensation, higher incentive pay accruals and lower deferred expenses under SFAS 91 due to lower mortgage and home equity loan volumes.  The number of full-time equivalent (“FTE”) employees was 1,177 at September 30, 2007 as compared to 1,191 at September 30, 2006.

Employee benefit costs increased $0.1 million or 4.0% for the quarter and $0.6 million or 5.5% for the year-to-date period of 2007 as compared to the same periods in 2006, primarily due to increases in health insurance costs, stock compensation and sales commission expenses somewhat offset by lower pension and long-term disability insurance expenses.

In the first quarter of 2006, the Company incurred restructuring expenses of $0.5 million which represented severance payments and lease termination costs incurred in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston mortgage loan offices.  No restructuring expenses were incurred during 2007.

Marketing expenses increased $0.4 million or 41.1% for the quarter and were down $0.5 million or 12.6% for the first nine months of 2007 as compared to the same periods in 2006.  The variances in marketing expenses were due to the timing of costs associated with marketing campaigns conducted during each of the respective periods and lower customer incentives.

Other operating expenses increased $0.6 million or 7.7% for the quarter and were up $0.9 million or 4.1% for the year-to-date period of 2007 as compared to the same periods in 2006.  In addition to the litigation settlement in the third quarter, the year-to-date increase is primarily a result of an increase in professional fees associated with WesBanco’s initiative to enhance its revenue performance and control operating expenses, partially offset by a decrease in communications expenses through the implementation in 2006 of a new internet-based network.  Expenses associated with WesBanco’s ATM network also decreased due to lower activity.

INCOME TAXES

The provision for income taxes for the third quarter of 2007 reflects an effective tax rate of 16.3%, including $0.4 million in favorable adjustments from recently filed tax returns.  The provision for income taxes for the 2007 nine month period reflects an effective tax rate of 16.9%, as compared to 19.2% in 2006. In addition to the third quarter adjustments, this decrease was also due to a $1.6 million credit resulting from the second quarter 2007 correction of prior period amounts related to the accumulation of deferred taxes on a small portion of the state and political subdivision bond investment portfolio. The favorable adjustments in 2007 were partially offset by higher taxable income and a lower percentage of tax-exempt income to total income.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES

	September 30,	December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 89,805	$ 117,066	$ (27,261)	(23.3%)
Mortgage-backed securities	298,902	254,703	44,199	17.4%
Obligations of states and political subdivisions	340,467	17,586	322,881	1836.0%
Corporate equity securities	5,111	6,165	(1,054)	(17.1%)
Total securities available-for-sale	734,285	395,520	338,765	85.7%
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	-	341,187	(341,187)	(100.0%)
Total securities	$ 734,285	$ 736,707	$ (2,422)	(0.3%)
Available-for-sale securities:
Weighted average yield at the respective period end	5.57%	4.70%
As a % of total securities	100.0%	53.7%
Weighted average life (in years)	3.9	3.4
Held-to-maturity securities:
Weighted average yield at the respective period end	-	6.79%
As a % of total securities	-	46.3%
Weighted average life (in years)	-	4.1

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by 0.3% from December 31, 2006 to September 30, 2007 largely due to a reduction in the securities portfolio to fund certain wholesale financing activities.  The decrease was partially offset by the recognition of a $5.8 million pretax other comprehensive adjustment on the transfer of securities from held-to-maturity to available-for-sale during the first quarter of 2007.  WesBanco does not have investments in mortgage backed securities that are collateralized by sub-prime mortgages.

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

TABLE 7. COMPOSITION OF LOANS

	September 30, 2007		December 31, 2006
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 386,035	13.8%	$ 409,347	14.1%
Commercial real estate	1,154,923	41.3%	1,165,823	40.0%
Residential real estate	814,047	29.1%	896,533	30.8%
Home equity	156,470	5.6%	161,602	5.6%
Consumer	281,125	10.0%	274,908	9.4%
Total portfolio loans	2,792,600	99.8%	2,908,213	99.9%
Loans held for sale	4,849	0.2%	3,170	0.1%
Total Loans	$ 2,797,449	100.0%	$ 2,911,383	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 3.9% from December 31, 2006 to September 30, 2007.  Commercial and commercial real estate loans were impacted by reduced demand in a challenging economic and competitive environment, lower than normal or anticipated usage of certain commercial lines of credit, and accelerated payoffs of commercial real estate loans including the repayment of a $17 million construction loan early in 2007.  The decline in residential real estate loans primarily reflects planned decreases consistent with WesBanco’s strategy of selling most new residential mortgages to the secondary market and to a lesser extent the impact of the overall slump in the housing market on mortgage lending activity.  Approximately 76% of new residential real estate loans were sold to the secondary market in the first nine months of 2007 compared to 38% for the same period in 2006.  Home equity lines of credit decreased as a result of lower demand for this product while other consumer loans increased as a result of additional opportunities to provide financing through a network of recreational vehicle dealers.  During 2007, WesBanco has also focused significant attention on maintaining credit quality and improving the overall profitability of the loan portfolio through disciplined underwriting and pricing for all categories of loans.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual and renegotiated loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed collateral acquired to satisfy defaulted consumer loans.  Other impaired loans include certain loans that are internally classified as substandard or doubtful.

Loans are placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection.  Except for certain consumer and residential real estate loans, when a loan is placed on non-accrual, interest income is generally recognized on the cash basis, unless recovery of principal is reasonably assured.

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

TABLE 8. NON-PERFORMING ASSETS

	September 30,	December 31,
(unaudited, in thousands)	2007	2006
Non-accrual:
Commercial	$ 3,100	$ 4,122
Commercial real estate	7,756	11,910
Residential real estate	2	102
Home equity	-	-
Consumer	1	20
Loans held for sale	-	-
Total non-performing loans	10,859	16,154
Other real estate owned and repossessed assets	3,483	4,052
Total non-performing assets	$ 14,342	$ 20,206

Non-performing loans, which consist of non-accrual and renegotiated loans, decreased $5.3 million between December 31, 2006 and September 30, 2007.  During 2007, non-accrual loans approximating $5.5 million as of December 31, 2006 were paid off, $2.0 million were returned to accrual status due to improvement in their repayment capacity, $1.4 million were transferred to other real estate through foreclosure, and only $0.8 million were charged off.  Conversely, approximately $4.6 million of loans migrated to non-accrual during 2007.  There were no loans categorized as renegotiated at December 31, 2006 and September 30 , 2007.

Other real estate and repossessed assets decreased $0.6 million as sales of this group of assets outpaced additions during the first nine months of 2007.  Approximately $1.9 million was added to other real estate during the period, including transfers from non-accrual loans identified above and approximately $1.8 million of properties were sold and $0.3 million was written down due to decreases in their market value subsequent to foreclosure.  Approximately $2.8 million of repossessed assets were added, but $3.2 million of such assets were sold during the period.

Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance.  Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments.  Other impaired loans increased $2.9 million to $5.9 million from December 31, 2006 to September 30, 2007 primarily due to two floor plan lines of credit becoming impaired in the second quarter of 2007.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	September 30,	December 31,
(unaudited, in thousands)	2007	2006
Commercial	$ 393	$ 693
Commercial real estate	2,602	2,697
Residential real estate	3,165	1,951
Home equity	960	579
Consumer	424	568
Total portfolio loans past due 90 days or more	7,544	6,488
Loans held for sale	-	-
Total loans past due 90 days or more	$ 7,544	$ 6,488

Loans past due 90 days or more and still accruing interest increased from December 31, 2006 to September 30, 2007 as rising interest rates and economic conditions in certain markets have contributed to higher delinquency for residential real estate and home equity loans.  However, this increase in delinquency is not attributable to sub-prime lending as WesBanco does not have any material direct exposure to sub-prime residential real estate loans.  Nevertheless, prime residential real estate and home equity loans have not been immune to the problems that have plagued sub-prime portfolios.

ALLOWANCES FOR LOAN AND LOAN COMMITMENT LOSSES

The allowance for loan losses at September 30, 2007 decreased $0.3 million from December 31, 2006 primarily due to a decline in loan balances and non-performing loans.  However, the allowance for loan losses as a percentage of total loans increased to 1.13% at September 30, 2007 from 1.10% at December 31, and 1.08% at September 30, 2006 due to economic conditions and other correlated factors that indicate a higher level of probable but unconfirmed loss in certain categories of loans, as well as due to reductions in the size of the overall loan portfolio.

Net charge-offs declined $1.7 million for nine months ended September 30, 2007 compared to the same period last year.  Net loan charge-offs to average loans were 0.19% for the nine months ended September 30, 2007 compared to 0.30% for same period last year.  Net charge-offs for 2006 were somewhat inflated by a $2.6 million loss on a commercial loan.  Excluding that loss, net charge-offs of commercial and commercial real estate loans increased $0.9 million in 2007 as a result of the current economic environment and its impact on smaller businesses.  Net charge-offs of residential real estate and home equity loans remain relatively low despite the impact of the current housing slump and an increase in foreclosures in the western Ohio markets, while net charge-offs of consumer loans increased only minimally.

The allowance for commercial and commercial real estate loans did not change significantly as lower loan totals and a decrease in non-performing loans has been offset by slightly higher net charge-offs and an increasing number of loans that are beginning to exhibit higher risk characteristics due to the economic environment.  The allowance for residential real estate, home equity and consumer loans have increased to reflect current conditions that affect those categories of loans.  Although net charge-offs remain low, an increase in loans past due 90 days or more, the effect of rising interest rates on adjustable rate mortgages, increasing numbers of residential foreclosures, and the adverse impact of the overall housing slump on collateral values all indicate higher probable losses on residential real estate and home equity loans.  These factors are also expected to ultimately lead to an increase in losses on other types of consumer loans.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended
	September 30,	September 30,
(dollars in thousands)	2007	2006
Beginning balance of allowance for loan losses	$ 31,979	$ 30,957
Provision for loan losses	4,460	7,171
Charge-offs:
Commercial	856	3,671
Commercial real estate	1,298	1,042
Residential real estate	181	264
Home equity	283	128
Consumer	2,797	2,915
Total loan charge-offs	5,415	8,020
Deposit account overdrafts	835	772
Total loan and deposit account overdraft charge-offs	6,250	8,792

Recoveries:
Commercial	125	989
Commercial real estate	246	53
Residential real estate	31	39
Home equity	1	-
Consumer	874	1,138
Total loan recoveries	1,277	2,219
Deposit account overdrafts	181	114
Total loan and deposit account overdraft recoveries	1,458	2,333
Net loan and deposit account overdraft charge-offs	4,792	6,459

Ending balance of allowance for loan losses	$ 31,647	$ 31,669

Net charge-offs as a percentage of average total loans:
Commercial	0.25%	0.87%
Commercial real estate	0.12%	0.11%
Residential real estate	0.02%	0.03%
Home equity	0.24%	0.10%
Consumer	0.94%	0.87%
Total loan charge-offs	0.19%	0.30%

Allowance for loan losses as a percentage of total loans	1.13%	1.08%
Allowance for loan losses to total non-performing loans	2.91x	3.06x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	1.72x	1.44x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2007	Total	2006	Total
Commercial	$ 11,149	35.2%	$ 11,728	36.7%
Commercial real estate	13,418	42.3%	13,915	43.5%
Residential real estate	1,633	5.2%	1,258	3.9%
Home equity	571	1.9%	400	1.3%
Consumer	3,908	12.3%	3,773	11.8%
Deposit account overdrafts	968	3.1%	904	2.8%
Total allowance for loan losses	$ 31,647	100.0%	$ 31,978	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 29,395		$ 30,704
Specific reserves pursuant to SFAS No. 114	2,252		1,274
Total allowance for loan losses	$ 31,647		$ 31,978

Although the allowance for loan losses is allocated as described in Table 11, the total is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at September 30, 2007.  In the event that management’s estimation of probable losses does not materialize, future adjustments may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

In addition to the allowance for loan losses, an allowance for credit losses associated with loan commitments, which is reported in other liabilities, was established in the second quarter of 2007. The allowance for credit losses associated with loan commitments is determined using methodology similar to that used to determine the allowance for loan losses, but also considers the probability that such commitments will be drawn by borrowers.  The allowance for credit losses associated with loan commitments was $0.2 million and zero as of September 30, 2007 and December 31, 2006, respectively.

DEPOSITS

TABLE 12. DEPOSITS

	September 30,	December 31,
(unaudited, in thousands)	2007	2006	$ Change	% Change
Non-interest bearing demand	$ 382,487	$ 401,909	$ (19,422)	(4.8%)
Interest bearing demand	355,940	356,088	(148)	(0.0%)
Money market	384,308	354,082	30,226	8.5%
Savings deposits	403,411	441,226	(37,815)	(8.6%)
Certificates of deposit	1,433,906	1,442,242	(8,336)	(0.6%)
Total deposits	$ 2,960,052	$ 2,995,547	$ (35,495)	(1.2%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 78 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits decreased by 1.2% or $35.5 million between December 31, 2006 and September 30, 2007.

As a result of the current interest rate environment, customers are favoring shorter-term higher yielding CD’s and money market accounts, while new checking account campaigns have improved the number of demand deposit accounts and average non-interest bearing demand deposits year-to-date.  WesBanco continues to focus on management strategies to control deposit costs in the current competitive rate environment, which has resulted in more limited deposit growth.

Money market deposits increased 8.5% in the first nine months of 2007 due to the introduction in the fourth quarter of 2006 of a new higher rate money market product structured to improve WesBanco’s competitive position for customers focused on higher short term rates.  The increase in money market deposits was offset by decreases in non-interest bearing and interest bearing demand deposits, savings deposits and certificates of deposit from year-end.

Certificates of deposit totaling approximately $1.2 billion, which comprise approximately 83.5% of total outstanding certificates of deposit, are scheduled to mature within the next year.  WesBanco may experience an overall higher cost associated with certificates of deposits as they mature and may need to continue to increase its rates on certain categories of certificates of deposit in order to remain competitive.  However, it is anticipated that in a lower interest rate environment, a lower cost of deposits should result as a significant portion of the portfolio may re-price at lower rates, should competition react similarly.  Certain certificates of deposit rates and money market rates were lowered near the end of the quarter as short-term rates began to drop.  WesBanco will continue to focus on balancing short-term profitability with deposit growth, while attempting to improve its overall mix of transaction accounts to total deposits.  Special promotions are offered on certain certificates of deposit maturities and savings products based on competition, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 13. BORROWINGS

	September 30,	December 31,
(in thousands)	2007	2006	$ Change	% Change
Federal Home Loan Bank borrowings	$ 299,269	$ 358,907	$ (59,638)	(16.6%)
Other short-term borrowings	160,770	202,561	(41,791)	(20.6%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	87,638	-	-
Total borrowings	$ 547,677	$ 649,106	$ (101,429)	(15.6%)

Borrowings are a significant source of funding for WesBanco, however, in the flatter yield curve environment, borrowings may be more expensive than other available funding sources and recently have re-priced at higher than preexisting rates.  During the nine months ended September 30, 2007, WesBanco continued to reduce borrowings utilizing proceeds from paydowns on the investment and loan portfolios.  With a more normally shaped yield curve anticipated for the fourth quarter, management does not expect to use security and loan pay-downs to reduce borrowings, and instead may reinvest in the securities portfolio.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at September 30, 2007 were $160.8 million compared to $202.6 million at December 31, 2006. The decrease was primarily due to the reduction in federal funds purchased and repurchase agreements, offset in part by an increase in the revolving line of credit.  Certain wholesale repurchase agreements include structuring elements such as embedded floors and caps, and fixed non-callable rate periods.

The revolving line of credit is a senior obligation of the parent company that provides for borrowings with interest accruing at the one month LIBOR plus 90 basis points. It is currently being utilized for general corporate purposes, including WesBanco’s share repurchase plan.  On June 22, 2007, WesBanco entered into an agreement to amend the revolving line of credit facility which increased the maximum aggregate borrowings to $48.0 million and extended the scheduled maturity date to May 31, 2009.  It had an outstanding balance of $23.0 million at September 30, 2007 and $8.0 million at December 31, 2006 and the Company was in compliance with all loan covenants.  WesBanco intends to initially fund the cash portion of the Oak Hill transaction with the remaining balance available on this line.

CAPITAL RESOURCES

        Shareholders' equity was $411.3 million or $19.94 per share at September 30, 2007 compared to $416.9 million or $19.45 per share at December 31, 2006. Total equity was increased by current nine month earnings of $34.0 million, which was offset by the payment of dividends of $17.2 million and the repurchase of shares totaling $27.2 million. As of September 30, 2007, WesBanco had purchased 629,998 shares to complete a repurchase plan approved by the Board of Directors in January 2006 and 263,400 shares were repurchased under a new one million share repurchase plan approved by  WesBanco’s Board of Directors in March 2007, leaving 736,600 shares remaining to be purchased under the plan. In February 2007, WesBanco’s Board of Directors authorized the increase of its dividend from $0.265 per share to $0.275 per share, a 3.8% increase. This dividend increase represented the twenty-second consecutive year of dividend increases for WesBanco.  The ratio of tangible assets to tangible equity of 6.93% at September 30, 2007 was relatively unchanged as compared to 6.95% at December 31, 2006.

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

The following table summarizes various capital and risk-based amounts and ratios for WesBanco and the Bank, which have generally increased as a percentage of total assets over the last nine months due to the decrease in total assets:

	Minimum	Well	September 30, 2007		December 31, 2006
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 357,588	9.38%	$ 365,591	9.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	357,588	12.10%	365,591	12.35%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	389,619	13.18%	397,741	13.44%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	367,962	9.68%	363,647	9.24%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	367,962	12.52%	363,647	12.35%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	399,993	13.61%	395,796	13.44%
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

Securities are the principal source of liquidity in total assets. Securities totaled $734.3 million at September 30, 2007, all of which were classified as available-for-sale. At September 30, 2007, WesBanco has approximately $9.2 million in securities scheduled to mature within one year.  Additional cash flows may be anticipated from approximately $133.0 million in callable bonds, which have call dates within the next year and from loans scheduled to mature within the next year of $378.8 million.  At September 30, 2007, WesBanco had $73.7 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.0 billion at September 30, 2007. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.2 billion at September 30, 2007.   In addition to what historically has been a relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source.  The available line of credit with the FHLB at September 30, 2007 approximated $1,066.3 million.  At September 30, 2007, WesBanco had unpledged available-for-sale securities with a book value of $434.9 million that could be used for collateral or sold. The FHLB carries certain blanket liens on WesBanco’s mortgage-related securities and certain mortgage loans. Alternative funding sources may include the issuance of senior  or subordinated debt, junior subordinated trust preferred securities within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2007, WesBanco could receive without prior regulatory approval a dividend of up to $8.6 million from the Bank. Additional liquidity is provided by the parent company’s security portfolio of $4.4 million, although a portion is presently pledged for a bank line of credit, and an available line of credit with an independent commercial bank.   WesBanco intends to fund the cash portion of the Oak Hill Financial acquisition and related merger expenses with available corporate funds including the unused portion of the line of credit.

At September 30, 2007, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $571.8 million compared to $528.9 million at December 31, 2006. On a historical basis, only a portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to +/- 10.0% of net interest income from the base model for a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at September 30, 2007 and December 31, 2006 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2007	December 31, 2006	Guidelines
+200	(7.7%)	(6.7%)	+/- 10.0%
+100	(3.7%)	(3.3%)	N/A
-100	3.0%	2.8%	N/A
-200	4.6%	2.5%	+/- 10.0%

In the third quarter interest rates began to trend lower and, in September, the federal funds target rate was reduced by 50 basis points to 4.75%.  Management currently believes rates may drop by another 25 to 50 basis points in the fourth quarter and remain relatively consistent for the early part of 2008 with the yield curve being positively sloped for the remainder of the year.  However, the flat-to-inverted nature of the yield curve over much of the last 18 months has caused many banks to experience a reduction in their net interest margins due to funding costs increasing at a faster pace than asset yields have risen.  The earnings simulation model projects that net interest income for the next twelve month period would decrease if interest rates were to rise immediately by 100 and 200 basis points, respectively, and increase if rates declined by 100 and 200 basis points, with these data points relatively similar to those measured at December 31, 2006, and an increasing bias toward falling rates, that should over time slightly improve the net interest margin.  The increase in liability sensitivity between December 31, 2006 and September 30, 2007 is a result of changes in balance sheet composition, primarily in certain deposit categories.  As an alternative to the immediate increasing rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to +/- 5.0% of net interest income from the base model for a twelve-month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worse case scenario.  The simulation model using the 200 basis point ramp increase analysis projects as of September 30, 2007 that net interest income would decrease 2.66% over the next twelve months, compared to a 1.23% decrease at December 31, 2006.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for much of 2006 emphasized reducing liability sensitivity in anticipation of continued rising interest rates, but over the last several quarters have focused on the potential for falling interest rates. Among the strategies that are evaluated from time to time are the reduction of certain FHLB borrowings, managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, purchasing or originating adjustable rate loans, remixing of the loan portfolio as residential mortgages pay-down into shorter-lived, higher-yielding commercial loans, offering special maturity, competitively priced short-term certificates of deposit to offset runoff in other deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume. Other strategies include emphasizing marketing programs to grow lower cost transaction accounts, and using the CDARS® program and structured repurchase agreements and structured convertible FHLB advances as alternative wholesale borrowing sources versus federal funds purchased and ordinary mid-term FHLB borrowings.  The potential use of interest rate swap agreements to match fund certain long-term commercial loans or as a fair value or cash flow hedge against certain asset and liability types, and using investment security cash flows to fund realized loan growth or to pay down short-term borrowings are also evaluated as potential strategies by ALCO.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  September  30, 2007, WesBanco had one active one million share stock repurchase plan, with the plan having been approved by the Board of Directors on March 21, 2007.  The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2007				868,600

July 1, 2007 to July 31, 2007
Open market repurchases	12,000	$ 22.89	12,000	856,600
Other transactions (1)	29,445	$ 28.89	N/A	N/A

August 1, 2007 to August 31, 2007
Open market repurchases	66,000	25.02	66,000	790,600
Other transactions (1)	23,458	23.57	N/A	N/A

September 1, 2007 to September 30, 2007
Open market repurchases	54,000	25.55	54,000	736,600
Other transactions (1)	1,978	25.56	N/A	N/A

Third Quarter 2007
Open market repurchases	132,000	25.04	132,000	736,600
Other transactions (1)	54,881	26.50	N/A	N/A
Total	186,881	$ 25.47	132,000	736,600
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
N/A - Not applicable

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 7, 2007	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: November 7, 2007	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer