Form 10-K
period 2007-12-31
WESBANCO INC
filed 2008-03-12
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Larger accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined n Rule 12b-2 of the Act.    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding voting common stock held by non-affiliates on June 30, 2007, determined using a per share closing price on that date of $29.50, was $567,027,790.

As of February 29, 2008, there were 26,547,073 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement dated March 14, 2008 for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

At December 31, 2007, WesBanco operated two commercial banks, WesBanco Bank, Inc., (“WesBanco Bank”) and Oak Hill Banks (“Oak Hill Banks”) through 115 offices, one loan production office and 152 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of WesBanco Bank and Oak Hill Banks as of December 31, 2007 approximated $5.4 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.1 billion as of December 31, 2007. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc., a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration for personal and commercial clients and WesBanco Securities, Inc., a full service broker-dealer, which also offers discount brokerage services.

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

WesBanco, Inc. has nine capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Pooled Trust Preferred Securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities or assumption of such from Oak Hill Financial, Inc., please refer to Note 13 “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco also serves as investment adviser to a family of mutual funds under the name “WesMark Funds” which includes a growth fund, a balanced fund, a bond fund, a West Virginia municipal bond fund and a small company growth fund.

As of December 31, 2007, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

On November 30, 2007, WesBanco completed the acquisition of Oak Hill Financial, Inc. (“Oak Hill”), a $1.3 billion bank holding company based in Jackson, Ohio. The primary reason that WesBanco acquired the company was to expand its footprint into new higher growth metropolitan markets and various regional markets in the state of Ohio. The results of operations of acquired companies are included in WesBanco’s consolidated results of operations from their respective acquisition dates.

EMPLOYEES

There were approximately 1,562 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2007. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory, and believes its human resources to be a differentiating factor in measured customer service quality metrics.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISION

All of WesBanco’s electronic filings for 2007 filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2007, WesBanco will provide, without charge, a printed copy of its 2007 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2007 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

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

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, WesBanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956 (“BHCA”), as amended, and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco also is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of certain voting shares of other banks, as described below. Since WesBanco is both a bank holding company and a financial holding company, WesBanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

As indicated above, WesBanco presently owns two bank subsidiaries, WesBanco Bank and Oak Hill Banks, (collectively, the “subsidiary banks.”) WesBanco Bank is a West Virginia banking corporation and it was a member bank of the Federal Reserve System until February 15, 2008, at which time it became a non-member bank. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the West Virginia Division of Banking. Oak Hill Banks is an Ohio banking corporation and is also not a member bank of the Federal Reserve System. Oak Hill Banks is subject to examination and supervision by the FDIC and the Ohio Division of Financial Institutions. The deposits of the subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. WesBanco’s nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance Services, Inc., which, as indicated in “Item 1. Business” above, is a multi-line insurance agency specializing in property, casualty and life insurance for personal and commercial clients.

WesBanco is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. WesBanco is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. WesBanco is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “WSBC” and is subject to the rules of the NASDAQ for listed companies.

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

Under the BHCA, prior Federal Reserve Board approval is required for WesBanco to acquire more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with safe and sound operation of the bank, under the Community Reinvestment Act (“CRA”) and its amendments.

HOLDING COMPANY REGULATIONS

As indicated above, WesBanco has two state bank subsidiaries, WesBanco Bank and Oak Hill Banks, as well as nonbank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary banks are subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary banks with the parent and any nonbank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary banks. “Covered transactions” include loans or extensions of credit to an affiliate, purchases of or investments in securities issued by an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Such covered transactions between the subsidiary banks and any single affiliate are limited in amount to 10% of the subsidiary banks’ capital and surplus, respectively, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary banks’ capital and surplus, respectively. Furthermore, such loans or extensions of credit and such guarantees, acceptances and letters of credit are required to be secured by collateral in amounts specified by law. In addition, all covered transactions must be conducted on terms and circumstances that are consistent with safe and sound banking practices. As part of its affiliate transactions, WesBanco currently has a $3.5 million line of credit with WesBanco Bank, which had an outstanding balance at December 31, 2007 of $3.0 million.

The Federal Reserve Board applies a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital infusions into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital infusion conceivably could be required at times under this policy when WesBanco may not have the resources to provide it.

PAYMENT OF DIVIDENDS

Dividends from the subsidiary banks are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2007, WesBanco declared cash dividends to its shareholders of approximately $24.5 million.

Under the prompt corrective action provisions set forth in Section 38 of the Federal Deposit Insurance Act (“FDI Act”) and implementing regulations set forth in Section 325.105 of the FDIC Regulations, immediately upon a state non-member bank receiving notice, or being deemed to have notice, that the bank is undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined in Section 325.103 of the FDIC Regulations, the bank is precluded from being able to pay dividends to its shareholders based upon the requirements in Section 38(d) of the FDI Act, 12. U.S.C. § 1831o(d).

However, as indicated elsewhere in this discussion, as of December 31, 2007, the subsidiary banks were “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the subsidiary banks remain “well capitalized” or even become “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of either or both of the Banks to pay dividends because they had not become either undercapitalized , significantly under capitalized or critically undercapitalized.

In addition, with respect to possible dividends by the subsidiary banks, under Section 31A-4-25 of the West Virginia Code, the prior approval of the West Virginia Commissioner of Banking would be required if the total of all dividends declared by the Bank in any calendar year would exceed the total of the Bank’s net profits for that year combined with its retained net profits of the proceeding two years. In addition, Section 31A-4-25 limits the ability of a West Virginia banking institution to pay dividends until the surplus fund of the banking institution equals the common stock of the banking institution and if certain specified amounts of recent profits of the banking institution have not been carried to the surplus fund.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additional information regarding dividend restrictions is set forth in Note 23, “Regulatory Matters” in the Consolidated Financial Statements.

FDIC INSURANCE

WesBanco Bank and Oak Hill Banks are classified by the FDIC as well-capitalized and well-run institutions. As a result, under recently revised FDIC regulations now in effect, the subsidiary banks are currently required to pay deposit insurance premiums of between five and seven cents per $100 of assessable deposits.

CAPITAL REQUIREMENTS

The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weightings being assigned to categories perceived as representing greater risk. A bank holding company’s capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. The Banks are subject to substantially similar capital requirements.

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

“Tier 3 capital” consists of subordinated debt that meets certain conditions, including being unsecured, being fully paid up, having an original maturity of at least two years, and not being redeemable before maturity without prior Federal Reserve Board approval. The Federal Reserve Board requires bank holding companies that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of new “Tier 3 capital.” “Total capital” is the sum of Tier 1, Tier 2 and Tier 3 capital.

The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board’s rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the amount of these items included in capital does not exceed 100% of Tier 1 capital.

Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of at least 8%, of which at least 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s circumstances warrant.

The Federal Reserve Board has established a minimum ratio of Tier 1 capital to total assets of 3.0% for strong bank holding companies rated composite “1” under the new RFI/C (D) (“Risk Management,” “Financial Condition,” “Impact,” “Composite Rating” and “Depository Institution”) components rating system for bank holding companies, and for certain bank holding companies that have implemented the Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. The Federal Reserve Board has also indicated that it will consider a “tangible Tier 1 capital ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

The bank regulatory agencies have established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% of the adjusted carrying value of the equity investments as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2007, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

Failure to meet applicable capital guidelines could subject a financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under “Prompt Corrective Action” as applicable to undercapitalized institutions.

As of December 31, 2007, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 10.43% and 11.41%, respectively. As of December 31, 2007, the subsidiary banks both also had capital in excess of the minimum requirements. Neither WesBanco nor the subsidiary banks has been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2007, WesBanco’s leverage ratio was 9.90%. As of December 31, 2007, WesBanco had $111.0 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $108.0 million underlying such junior subordinated debt were included in Tier 1 Capital as of December 31, 2007, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”), which is known as Basel I. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In November of 2007, the federal bank regulatory agencies approved an interagency final rule (“Final Rule”) that will implement amendments to Basel I that contain an advanced risk-based capital framework applicable only to very large complex U.S. banking organizations and which is known as Basel II. The limited number of very large banks that will be subject to Basel II will be required to calculate their risk-based capital requirements using their own internal risk parameters for credit risk and operational risk.

The Final Rule is consistent in most respects with the Basel II rules that are being implemented in other jurisdictions. However, the federal bank regulatory agencies also have included in the Final Rule certain safeguards against the possibility that the new rules do not work as intended.

WesBanco and other bank holding companies that are not considered large banking organizations will not be subject to Basel II. The federal bank regulatory agencies have announced that they are currently working on a notice of proposed rulemaking to implement some of the simpler approaches from the Basel II framework—referred to as the standardized approach—that would be an option for WesBanco and other banking organizations not subject to Basel II. It is expected that this notice of proposed rulemaking will be published in the coming months.

WesBanco cannot predict the precise timing or final form of the forthcoming regulations that could be applicable to WesBanco or their impact on WesBanco. The new capital requirements that may arise from this future regulation could increase the minimum capital requirements applicable to WesBanco and its subsidiaries.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2007, WesBanco Bank and Oak Hill Banks both had capital levels that met the “well capitalized” standards under FDICIA and its implementing regulations.

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

GRAMM-LEACH-BLILEY ACT

Under the Gramm-Leach-Bliley Act (the “GLB Act”), banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a “financial holding company,” as authorized under the GLB Act, which WesBanco has done, a bank holding company acquires new powers not otherwise available to it. In order to qualify as a financial holding company, a bank holding company’s depository subsidiaries all must be both well-capitalized and well managed, and must be meeting their CRA obligations. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements. As indicated above, WesBanco has elected to become a financial holding company under the GLB Act. It also has qualified a subsidiary of the Bank as a financial subsidiary under the GLB Act.

Financial holding company powers relate to “financial activities” that are determined by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The GLB Act itself defines certain activities as financial in nature, including but not limited to: underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.

National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and CRA qualification factors, to have “financial subsidiaries” that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of the GLB Act: establish a system of functional regulation for financial holding companies and banks involving the SEC, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies have issued various rules since enactment of GLB relating to the implementation of the GLB Act.

CONSUMER PROTECTION LAWS

In connection with their lending and leasing activities, the subsidiary banks are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, and, in some cases, their respective state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The CRA requires the subsidiary banks’ primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by each bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office.

SECURITIES REGULATION

WesBanco’s full service broker-dealer subsidiary, WesBanco Securities, Inc. (“WesBanco Securities”), is registered as a broker-dealer with the SEC and in the states in which it does business. WesBanco Securities also is a member of the Financial Institution Regulatory Authority (“FINRA”). WesBanco Securities is subject to regulation by the SEC, FINRA and the securities administrators of the states in which it is registered. WesBanco Securities is a member of the Securities Investor Protection Corporation (“SIPC”), which in the event of the liquidation of a broker-dealer, provides protection for customers’ securities accounts held by WesBanco Securities of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. WesBanco serves as an investment adviser to a family of mutual funds and is registered as an investment adviser with the SEC and in some states.

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued various implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as WesBanco’s Banks and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of WesBanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as WesBanco, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: new requirements for audit committees, including independence, expertise, and responsibilities; certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the reporting company’s financial statements; new standards for auditors and regulation of audits; increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and new and increased civil and criminal penalties for violation of the federal securities laws.

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

In particular, the subsidiary banks’ competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by WesBanco, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If WesBanco is unable to attract new and retain current customers, loan and deposit growth could decrease causing WesBanco’s results of operations and financial condition to be negatively impacted.

WESBANCO MAY NOT BE ABLE TO EXPAND ITS TRUST AND INVESTMENT SERVICES SEGMENT AND RETAIN ITS CURRENT CUSTOMERS.

As of December 31, 2007, WesBanco had approximately $3.1 billion in assets under management, which provided approximately 9.4% of WesBanco’s net revenues. WesBanco may not be able to attract new and retain current investment management clients due to competition from the following:

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2007, WesBanco’s goodwill and other identifiable intangible assets were approximately $276.7 million. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2007 and concluded that no impairment charge was necessary for the year ended December 31, 2007. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results and may cause a decline in our stock price.

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

CHANGES IN REGULATORY CAPITAL REGULATIONS BY THE FEDERAL RESERVE MAY NEGATIVELY IMPACT WESBANCO’S CAPITAL LEVELS.

WesBanco currently has $111.0 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, trust preferred securities totaling $108.0 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve adopted a rule that would retain trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Should WesBanco issue additional trust preferred securities, WesBanco’s Tier 1 capital ratio may be limited by the rule adopted by the Board. WesBanco’s earnings may also be negatively impacted due to prepayment penalties associated with the redemption of the trust preferred securities.

LIMITED AVAILABILITY OF BORROWINGS FROM THE FEDERAL HOME LOAN BANK SYSTEM COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and Oak Hill Banks is currently a member of the FHLB of Cincinnati. Membership in this system allows the banks to participate in various programs offered by FHLB member banks. The banks borrow funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. In prior years, certain FHLB Banks experienced lower earnings and paid out lower dividends to its members. While earnings and dividends have since improved, future problems may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, WesBanco’s short-term liquidity needs could be negatively impacted. Should WesBanco be restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh or Cincinnati, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. At December 31, 2007 the Bank owned $14.8 million of FHLB of Pittsburgh stock, which paid a dividend approximating 6.00% for the fourth quarter of 2007, up from 5.25% for the fourth quarter of 2006. Additionally, the Bank owned $10.5 million of FHLB of Cincinnati stock, which paid a stock dividend of 6.00%. Dividend payments may be eliminated by either respective FHLB at anytime in the future in order for it to restore its retained earnings. In such case, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset.

WESBANCO’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS DEPEND ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES.

WesBanco’s primary business activity for the foreseeable future will be to act as the holding company of the banking and other subsidiaries. Therefore, WesBanco’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of WesBanco’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money or be dilutive to earnings per share, particularly for the first few years. A new bank or company may bring with it unexpected liabilities, bad loans, or poor employee relations, or the new bank or company may lose customers and the associated revenue.

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED.

Holders of shares of WesBanco’s common stock are entitled to dividends if, when, and as declared by WesBanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the banking subsidiaries. Federal and state laws impose restrictions on the ability of the banking subsidiaries to pay dividends. Additional restrictions are placed upon WesBanco by the policies of federal regulators, including Regulation H and the Federal Reserve’s November 14, 1985 policy statement, which provides that banking subsidiaries should pay dividends only out of the past year’s net income, and retained net income of the prior two calendar years, unless approved by the banking subsidiary’s primary regulator, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. The state of West Virginia requirement limits dividends declared to the total of the Bank’s current year net profits plus retained profits of the preceding two years. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including WesBanco’s and the Bank’s future earnings, capital requirements, regulatory constraints and financial condition.

WESBANCO MAY ENCOUNTER INTEGRATION DIFFICULTIES OR MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS.

WesBanco may not be able to integrate Oak Hill’s operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of their respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Future results of the combined company may be materially different from those estimated by WesBanco and there can be no assurance that any enhanced earnings will result from the merger. Expenses associated with the acquisition may be higher or lower than originally estimated, depending upon how costly or difficult it is to integrate the companies. Furthermore, these charges may decrease the capital of the combined company that could be used for profitable, income-earning investments in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Registrant’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2007, WesBanco operated 115 banking offices in West Virginia, Ohio and Western Pennsylvania, and one loan production office, of which 89 were owned and 27 were leased under long-term operating leases. These leases expire at various dates through October 2027 and generally include options to renew.

The main office of the Registrant is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by Wesbanco Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and its trust and investment services segment. The Bank’s back office operations currently occupy approximately two thirds of the space available in an office building adjacent to the main office, which is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses. Presently, Oak Hill Banks is headquartered in an approximate 48,000 square foot owned administrative building in Jackson, Ohio.

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.5 million for 2007 compared to $0.5 million for 2006. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 7, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The Bank has been involved in a case styled Copier Word Processing Supply, Inc. v. WesBanco, Inc., et al. under Civil Action No. 03-C-472, filed in the Circuit Court of Wood County, West Virginia on October 8, 2003. The suit alleges that a former office manager of the plaintiff converted checks payable to the plaintiff by forging the endorsement of its President, endorsing the instruments in her own right, and depositing such checks into her personal account at the Bank. The suit has been addressed in prior filings in some detail. The case has been settled and has now been dismissed.

WesBanco is also involved in other lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such other matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2007 a Special Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. At this meeting, the following matter was approved:

The issuance of WesBanco common stock, par value $2.0833 per share, in connection with the merger contemplated by the Agreement and Plan of Merger, dated as of July 19, 2007, by and among WesBanco, WesBanco Bank, Inc., a West Virginia banking corporation and a wholly-owned subsidiary of WesBanco, Oak Hill Financial, Inc. (“Oak Hill”), an Ohio corporation and Oak Hill Banks, an Ohio state chartered bank and a wholly-owned subsidiary of Oak Hill, and adoption of the merger agreement and approval of the related merger of Oak Hill with and into WesBanco as contemplated by the merger agreement.

The results of the vote were as follows:

	For	Against	Abstain	Broker Non-Votes
Merger Proposal	14,011,245	581,783	88,567	—

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of December 31, 2007 was 5,505, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

The table below presents for each quarter in 2007 and 2006, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2007			2006
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$26.43	$20.01	$0.275	$34.00	$28.41	$0.265
Third quarter	30.91	21.03	0.275	31.16	27.89	0.265
Second quarter	31.97	29.07	0.275	32.92	28.03	0.265
First quarter	34.25	29.84	0.275	32.81	29.20	0.265

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

Information regarding WesBanco’s compensation plans under which WesBanco’s equity securities are authorized for issuance as of December 31, 2007 is included under Item 12 of this Annual Report on Form 10-K.

As of December 31, 2007, WesBanco had one active one million share stock repurchase plan, with the plan having been approved by the Board of Directors on March 21, 2007. The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table shows the activity in WesBanco’s stock repurchase plan for the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2007				736,600

October 1, 2007 to October 31, 2007
Open market repurchases	24,000	$22.89	24,000	712,600
Other transactions (1)	30,995	25.71	N/A	N/A

November 1, 2007 to November 30, 2007
Open market repurchases	59,200	25.02	59,200	653,400
Other transactions (1)	2,094	24.07	N/A	N/A

December 1, 2007 to December 31, 2007
Open market repurchases	69,075	25.55	69,075	584,325
Other transactions (1)	15,512	24.52	N/A	N/A

Fourth Quarter 2007
Open market repurchases	152,275	22.66	152,275	584,325
Other transactions (1)	48,601	25.26	N/A	N/A

Total	200,876	$23.29	152,275	584,325

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index and the Russell 2000 Financial Services Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2002 with reinvestment of dividends.

	December 31,
Index	2002	2003	2004	2005	2006	2007
WesBanco, Inc.	100.00	122.74	146.74	144.57	165.03	105.67
Russell 2000 Index	100.00	147.25	174.24	182.18	215.64	212.26
Russell 2000 Financial Services Index	100.00	139.84	169.34	173.06	206.72	171.95

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2007. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. All of WesBanco’s acquisitions during the five years ended December 31, 2007, are included in results of operations since their respective dates of acquisition.

For the years ended December 31,
(dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003
PER SHARE INFORMATION
Dividends	$1.10	$1.06	$1.04	$1.00	$0.96
Book value at year end	21.86	19.39	18.91	17.77	16.13
Average common shares outstanding—basic	21,359,935	21,762,567	22,474,645	20,028,248	20,056,849
Average common shares outstanding—diluted	21,392,010	21,816,573	22,528,262	20,083,718	20,080,415
SELECTED BALANCE SHEET INFORMATION
Total securities	$937,084	$736,707	$992,564	$1,133,100	$1,176,273
Loans held for sale	39,717	3,170	28,803	3,169	1,741
Net portfolio loans	3,682,006	2,876,234	2,881,120	2,455,880	1,905,562
Total assets	5,384,326	4,098,143	4,422,115	4,011,399	3,445,006
Total deposits	3,907,930	2,995,547	3,028,324	2,725,934	2,482,082
Total long term debt and other borrowings	735,313	561,468	856,994	799,924	578,984
Junior subordinated debt and trust preferred securities	111,024	87,638	87,638	72,174	30,936
Total shareholders’ equity	580,319	416,875	415,230	370,181	318,436
SELECTED RATIOS
Return on average assets	1.09%	0.94%	0.95%	1.07%	1.08%
Return on average equity	10.63%	9.35%	10.13%	11.37%	11.38%
Allowance for loan losses to total loans	1.03%	1.10%	1.05%	1.18%	1.36%
Allowance for loan losses to total non-performing loans	1.94	x	1.98	x	3.12	x	3.60	x	2.94	x
Non-performing assets to total assets	0.44%	0.49%	0.27%	0.26%	0.34%
Total charge-offs to average loans	0.28%	0.23%	0.29%	0.31%	0.46%
Shareholders’ equity to total assets	10.78%	10.17%	9.39%	9.23%	9.24%
Tangible equity to tangible assets	5.94%	6.87%	6.26%	7.29%	7.69%
Tier 1 leverage ratio	9.90%	9.27%	8.46%	9.34%	8.76%
Tier 1 capital to risk-weighted assets	10.43%	12.35%	11.94%	13.43%	13.31%
Total capital to risk-weighted assets	11.41%	13.44%	12.97%	14.54%	14.50%
Dividend payout ratio	52.63%	59.22%	54.74%	52.63%	53.33%
Trust Assets at market value	$3,084,145	$2,976,621	$2,599,463	$2,664,795	$2,771,656

(dollars in thousands, except per share amounts)	For the years ended December 31,
2007	2006	2005	2004	2003
SUMMARY STATEMENTS OF INCOME
Interest income	$236,393	$227,269	$224,745	$169,436	$165,516
Interest expense	117,080	104,436	92,434	60,212	62,512

Net interest income	119,313	122,833	132,311	109,224	103,004
Provision for loan losses	8,516	8,739	8,045	7,735	9,612

Net interest income after provision for loan losses	110,797	114,094	124,266	101,489	93,392
Non-interest income	52,939	40,408	39,133	35,541	33,230
Non-interest expense	111,046	106,204	108,920	89,872	81,810

Income before income taxes	52,690	48,298	54,479	47,158	44,812
Provision for income taxes	8,021	9,263	11,722	8,976	8,682

Net income	$44,669	$39,035	$42,757	$38,182	$36,130

Earnings per share—basic	$2.09	$1.79	$1.90	$1.91	$1.80

Earnings per share—diluted	$2.09	$1.79	$1.90	$1.90	$1.80

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2007 and 2006.

CONDENSED QUARTERLY STATEMENTS OF INCOME

	2007 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$57,193	$57,812	$57,460	$63,928	$236,393
Interest expense	27,200	28,626	29,100	32,154	117,080

Net interest income	29,993	29,186	28,360	31,774	119,313
Provision for loan losses	1,460	1,776	1,448	3,832	8,516

Net interest income after provision for loan losses	28,533	27,410	26,912	27,942	110,797
Non-interest income	12,558	13,413	12,387	13,638	51,996
Net securities gains	678	39	22	204	943
Non-interest expense	26,385	26,972	27,656	30,033	111,046

Income before income taxes	15,384	13,890	11,665	11,751	52,690
Provision for income taxes	3,437	1,595	1,902	1,087	8,021

Net income	$11,947	$12,295	$9,763	$10,664	$44,669

Earnings per share—basic	$0.56	$0.59	$0.47	$0.47	$2.09

Earnings per share—diluted	$0.56	$0.59	$0.47	$0.47	$2.09

	2006 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$56,447	$55,994	$56,942	$57,886	$227,269
Interest expense	25,464	25,130	26,233	27,609	104,436

Net interest income	30,983	30,864	30,709	30,277	122,833
Provision for loan losses	2,640	2,263	2,268	1,568	8,739

Net interest income after provision for loan losses	28,343	28,601	28,441	28,709	114,094
Non-interest income	13,356	12,298	11,657	10,895	48,206
Net securities gains (losses)	(7,942)	92	17	35	(7,798)
Non-interest expense	26,812	26,988	25,929	26,475	106,204

Income before income taxes	6,945	14,003	14,186	13,164	48,298
Provision for income taxes	1,361	2,742	2,632	2,528	9,263

Net income	$5,584	$11,261	$11,554	$10,636	$39,035

Earnings per share—basic	$0.25	$0.52	$0.53	$0.49	$1.79

Earnings per share—diluted	$0.25	$0.52	$0.53	$0.49	$1.79

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended September 30, 2007, June 30, 2007, and March 31, 2007 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

Allowance for Loan Losses and Other Credit Valuation Adjustments—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.

The liability for loss on loan commitments represents management’s estimate of probable losses associated with future advances against loan commitments.

Management evaluates the allowance for loan losses and the liability for loss on loan commitments at least quarterly. This evaluation is inherently subjective, as it requires material estimates based on quantitative and qualitative factors that may be susceptible to significant change. The evaluation includes an assessment of actual loss experience within each category of loans and testing of certain individual loans for impairment. The evaluation also considers the impact of economic trends and conditions in specific industries and geographical markets, which includes levels of unemployment, bankruptcy filings, and other pertinent information; an analysis of industry, property type, geographic or other loan concentrations; and regulatory guidance pertaining to the allowance for loan losses.

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

Determination of the liability for loss on loan commitments uses methodology and factors similar to that for the allowance for loan losses.

In addition to the allowance for loan losses and the liability for loss on loan commitments, Statement of Position 03-3 (“SOP 03-3”) requires the recording of a credit valuation adjustment against purchased loans for which there is, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. The credit valuation adjustment required by SOP 03-3 represents a permanent reduction in the carrying value of loans and is not included as part of the allowance for loan losses. The method used to determine the amount of the credit valuation adjustment for purchased loans that meet the criteria for application of SOP 03-3 is similar to that used to determine the specific reserves pursuant to SFAS No. 114.

Please see the “Allowance for Loan Losses and Other Credit Valuation Adjustments” section of this MD&A for more information.

Securities Valuation—WesBanco conducts a review each quarter for all securities which have possible indications of impairment. WesBanco reviews the results of the above testing for any security which might be considered to be for an other-than-temporary-impairment write-down. In estimating other-than-temporary impairment losses, WesBanco also considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and the intent and ability of WesBanco to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any securities that are deemed to be other-than-temporarily impaired are reflected in current earnings as realized losses, with appropriate adjustment for the portion previously accounted for as an unrealized loss in other comprehensive income.

Goodwill and Other Intangible Assets—In accordance with the provisions of SFAS No. 141, “Business Combinations,” WesBanco accounts for business combinations using the purchase method of accounting. Accordingly, the cost of an acquired business is allocated to each of the individual assets, including separable intangible assets, and liabilities of the business based on their relative fair values at the date of the acquisition, with the excess cost, if any, allocated to goodwill. The difference between the original basis in the asset or liability and the fair market value adjusted basis is amortized or accreted into income over the life of the related asset or liability. At December 31, 2007, the carrying value of goodwill and other intangible assets was approximately $257.2 million and $19.5 million, respectively, which represents approximately 44.3% and 3.4% of total shareholders’ equity, respectively. As WesBanco continues to acquire additional businesses, goodwill and other intangible assets subject to amortization and/or impairment testing may comprise an even larger percentage of total shareholders’ equity and in turn, increase the risk that its financial position or results of operations could be adversely impacted as discussed below.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives, consisting primarily of core deposit intangibles, are amortized using straight-line and accelerated methods over their estimated weighted-average useful lives, ranging from ten to twelve years.

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

Intangible assets with finite useful lives (primarily core deposit intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

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

EXECUTIVE OVERVIEW

On November 30, 2007 WesBanco completed the acquisition of Oak Hill Financial, Inc. (“Oak Hill”) creating a multi-state bank holding company with $5.4 billion in total assets providing banking services in West Virginia, Ohio and Pennsylvania, operating through 116 locations and 152 ATMs. The transaction expands WesBanco’s franchise along the Interstate 71 and Interstate 75 corridors from Dayton, Ohio to Cincinnati, Ohio and opens new markets in south and central Ohio.

During 2007, WesBanco, and the banking industry in general, experienced a challenging environment of tightening credit markets, a flat to inverted yield curve through the end of the third quarter and significant competition for loans and deposits. Although interest rates began to decrease in the fourth quarter resulting in a more normal yield curve, longer term rates were often lower then short-term rates during 2007. WesBanco employed a strategy in 2006 and 2007 to reduce the effect of these factors on long term profitability by repositioning the balance sheet. As a result the net interest margin declined by only 5 basis points during the year to 3.44% as compared to 3.49% for 2006. Generally, the repositioning strategy was to sell assets with relatively low yields in order to reduce relatively higher cost liabilities, beginning with the sale of approximately $200 million of taxable available-for-sale securities in the second quarter of 2006 with the proceeds utilized primarily to reduce FHLB borrowings. The approach continued to be followed through 2007 as opportunities arose based on the scheduled maturities of earning assets and interest bearing liabilities. FHLB borrowings increased 13.1% in 2007 due to the acquisition of Oak Hill, but average FHLB borrowings declined by 30.6% during the year.

Loans at December 31, 2007 increased $812.3 million or 27.9% compared to December 31, 2006. However, excluding loans acquired from Oak Hill of $936.3 million, loans decreased 4.3% compared to December 31, 2006 due to the Bank’s strategy of selling most new residential mortgages to the secondary market as well as decreases in commercial and commercial real estate loans attributable to reduced demand, increased competition from non-bank and large bank credit lenders, management’s desire to have a more consistent interest rate spread strategy for new commercial loans, and increased payoffs. The allowance for loan losses increased $6.6 million or 20.5% to $38.5 million in 2007 due to the acquisition of Oak Hill.

WesBanco’s marketing strategy in 2007 included programs to increase retail and small business non-interest bearing checking accounts. Approximately 22 thousand new checking accounts were opened in 2007. These new accounts provided low cost funds that supported the net interest margin. The account acquisition services were structured to attract customers who would utilize ancillary products, including an overdraft product rolled out in 2005. This product, combined with other programs, increased service charge income, a component of non-interest income, by 9.8% to $18.3 million in 2007.

Improvement in the components of non-interest income also included growth in trust fees, improved securities brokerage revenue, higher mortgage banking income from sales to the secondary market, security sale gains and other gains, including a claim relating to bank-owned life insurance.

Consistent with its strategy to protect the net interest margin, WesBanco sought to hold down its cost of deposits through control of short-term deposit rates on money market demand accounts, interest-bearing checking accounts and certain savings accounts, while recognizing opportunities for deposit growth when appropriate for market conditions. These efforts helped to retain or grow deposits at reasonable rates.

WesBanco continued its branch optimization program in 2007. The goals of this program were to attract and retain customers by providing upgraded facilities, to enhance WesBanco’s market presence and to reduce non-operating expenses through review of offices in slower growth areas for possible sale, combination or closure. In the second quarter of 2007, a new office was opened in the Gahanna (Columbus), Ohio market, replacing an older, existing facility in the same vicinity. In the third quarter, a new, state-of-the art banking center was opened in the Highlands/Cabela’s retail shopping destination development between Wheeling, West Virginia and Washington, Pennsylvania. This new facility will serve to enhance WesBanco’s presence in our core Wheeling market and further improve customer service. This development will ultimately include major retail and entertainment facilities that are anticipated to be significant attractions within the tri-state area.

In the first quarter of 2008, as a result of the planned review of the Oak Hill franchise to best position WesBanco to fulfill its commitment to our customers, employees and communities, WesBanco announced the sale of five acquired Oak Hill branches to two Ohio based community banks with the transactions to be completed in April 2008, subject to regulatory approval. Throughout 2008 WesBanco will continue to integrate the Oak Hill operations to further realize the benefits of the acquisition, with the back office and systems consolidation scheduled for late April.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For 2007, earnings per share were $2.09 compared to $1.79 in 2006, an increase of 16.8%, on net income of $44.7 million as compared to $39.0 million in 2006. Return on average assets increased to 1.09% in 2007 from 0.94% in 2006 and return on average equity increased to 10.63% from 9.35%. The 2007 financial performance reflected a $12.5 million increase in non-interest income with contributions from trust fees of $1.2 million, service charges on deposits of $1.6 million, and improved securities brokerage revenues of $1.1 million. Recognition of a deferred gain on the sale of a former branch facility of $1.0 million, the net proceeds from a bank-owned life insurance claim of $0.9 million and $0.9 million in gains on security sales were also recorded in 2007, while 2006 included an $8.0 million loss recorded on the sale of a portion of available for sale securities, net of a recognized $2.6 million in net gains on the sale of four branches. The increase in non-interest income was partially offset by a 2.9% decrease in net interest income and an increase in non-interest expense, with pre-tax income increasing by 9.1%. Earnings were also improved as a result of a lower effective tax rate. Earnings per share included the effect of the issuance of additional shares of stock for the purchase of Oak Hill, which closed on November 30, 2007.

Net interest income decreased $3.5 million due to a decrease in average earning assets of 1.8% in 2007, and a five basis point decline in the net interest margin to 3.44%, as compared to 3.49% for 2006. Average earning assets declined primarily due to a strategy of repositioning of the balance sheet in 2006, and continuing in 2007, which utilized assets with lower yields, primarily securities that were sold or matured, to reduce exposure to higher rate interest bearing liabilities, primarily longer term FHLB borrowings. The lower net interest margin is due to the cost of funds throughout the year increasing at a faster pace then earning asset yields primarily due to competitive market pressures on deposit rates and customer preferences for higher-rate, shorter-tem products. Despite this challenging environment for the banking industry in general, in the fourth quarter the net interest margin improved slightly, primarily due to higher earning net assets acquired from Oak Hill and the Company’s overall liability sensitive position. The net interest margin increased to 3.40% in the fourth quarter of 2007 from 3.38% in the third quarter of 2007. WesBanco intentionally increased short term borrowings and further decreased longer term borrowings as interest rates declined, in order to enhance its liability sensitive position in a falling rate environment and improve its net interest margin. The margin has also somewhat benefited from higher average non-interest bearing deposit balances.

Results were also positively impacted by a reduction in the provision for income taxes due to a lower effective tax rate in 2007 of 15.2% as compared to 19.2% in 2006, primarily due to certain recognized tax credits, the correction of an error in recording prior period deferred taxes, and , prior year tax settlements, partially offset by a $4.4 million increase in pre-tax income. Earnings per share were positively impacted by a continuing share repurchase program with 1,045,673 shares repurchased in 2007, following 508,163 shares repurchased in 2006.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2007	2006	2005
Net interest income	$119,313	$122,833	$132,311
Taxable-equivalent adjustments to net interest income	7,830	8,652	9,828

Net interest income, fully taxable-equivalent	$127,143	$131,485	$142,139

Net interest spread, non-taxable-equivalent	2.79%	2.90%	2.98%
Benefit of net non-interest bearing liabilities	0.44%	0.36%	0.26%

Net interest margin	3.23%	3.26%	3.24%
Taxable-equivalent adjustment	0.21%	0.23%	0.24%

Net interest margin, fully taxable-equivalent	3.44%	3.49%	3.48%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income decreased 2.9% in 2007 compared to 2006 due to a 1.8% decrease in average earning assets, and a five basis point decline in the net interest margin to 3.44% in 2007, as compared to 3.49% for 2006. However, the net interest margin increased in the fourth quarter of 2007 to 3.40% from 3.38% in the third quarter primarily due to higher earning net assets acquired from Oak Hill. The cost of funds throughout the year increased at a faster pace then earning asset yields primarily due to competitive market pressures on deposit rates and customer preferences for higher-rate, shorter-tem products. WesBanco later in 2007 increased short-term borrowings and decreased longer-term borrowings as interest rates declined, in order to enhance its liability sensitive position in a falling rate environment and improve its net interest margin. The margin has also somewhat benefited from higher average non-interest bearing deposit balances.

Interest income increased by 4.0% in 2007 due to an increase in the average yield on earning assets of 34 basis points to 6.61%, which was partially offset by a decline in weighted average balances outstanding of earning assets. The increase in the average yield was primarily due to an increase in the yield for loans and on securities through repricing of these assets in the higher interest rate environment, a slightly higher yield on certain Oak Hill assets, primarily loans. Most of the decrease in average earning assets was due to a reduction in average investments in securities and also reductions in residential mortgage loans, Throughout 2006 and 2007, WesBanco used cash flow from sales and maturities of loans and securities to reduce higher cost interest bearing liabilities. The sale of approximately $200 million of taxable securities completed in the second quarter of 2006 was part of WesBanco’s restructuring of the balance sheet.

Average loan balances decreased approximately $13.3 million or 0.5% in 2007 as compared to 2006 due to the combined effects of planned reductions in residential real estate loans as well as decreases in commercial and commercial real estate loans attributable to reduced demand, accelerated repayment of certain loans, and planned exits of under-performing and less profitable types of loans throughout 2006, partially offset by the acquisition of Oak Hill on November 30, 2007.

Interest expense increased 12.1% in 2007 due to increases in the average rate paid on interest bearing liabilities, partially offset by a reduction in the related average balances. The average rate paid on interest bearing liabilities increased in 2007 by 46 basis points, primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a higher rate environment and a continued preference by customers away from lower cost deposit products to higher cost certificates of deposit and, beginning in the first quarter of 2007, money market accounts. In addition, wholesale borrowing rates increased as a result of repricing in a period of higher interest rates, impacting FHLB borrowings and, to a lesser extent, other borrowings, which are more short term in nature. However, decreases in the average FHLB borrowings, combined with increases in overall less expensive average interest bearing and non-interest bearing deposits, partially offset the effects of competition and repricing. In addition, declining interest rates in the second half of 2007 contributed to a slight decline in the cost of interest bearing liabilities in the fourth quarter of 2007 as compared to the third quarter of 2007. (See “Market Risk” in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.)

Average interest bearing liabilities decreased by 2.4% in 2007 due to WesBanco’s 2006 balance sheet restructuring, general efforts to reduce higher rate liabilities, the sale of the Ritchie County branches in March, 2006 and decreases in savings deposits offset by the Oak Hill additional deposits and borrowings in December, 2007. Funds applied from the balance sheet restructuring, normal cash flows from maturing securities and increases in average interest bearing and non-interest bearing liabilities reduced the average balance for FHLB borrowings by 30.6% in 2007. Targeted marketing programs, management of WesBanco’s response to increases in interest rates in the marketplace and the acquisition of Oak Hill have provided increases in average balances for interest bearing and non-interest bearing demand deposits, money market accounts and certificates of deposits of $100.1 million in 2007 as compared to 2006, partially offsetting the decreases in borrowings and savings deposits.

TABLE. 2 AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2007			2006			2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$1,749	$45	2.57%	$2,130	$48	2.25%	$4,165	$68	1.63%
Loans, net of unearned income (1)	2,906,197	199,044	6.85%	2,919,480	190,081	6.51%	2,950,987	178,291	6.04%
Securities: (2)
Taxable	414,792	20,713	4.99%	434,959	19,235	4.42%	664,656	26,235	3.95%
Tax-exempt (3)	334,332	22,372	6.69%	369,482	24,720	6.69%	418,904	28,080	6.70%

Total securities	749,124	43,085	5.75%	804,441	43,955	5.46%	1,083,560	54,315	5.01%
Federal funds sold	16,005	830	5.19%	5,296	272	5.14%	1,377	41	2.98%
Other earning assets	21,766	1,219	5.60%	30,927	1,565	5.06%	46,979	1,858	3.95%

Total earning assets (3)	3,694,841	244,223	6.61%	3,762,274	$235,921	6.27%	4,087,068	$234,573	5.74%

Other assets	405,956			398,947			399,992

Total Assets	$4,100,797			$4,161,221			$4,487,060

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing demand deposits	$357,616	$4,695	1.31%	$341,966	$3,708	1.08%	$329,498	$1,700	0.52%
Money market accounts	395,017	10,857	2.75%	383,260	8,407	2.19%	523,285	10,011	1.91%
Savings deposits	423,485	5,591	1.32%	459,277	5,902	1.29%	457,613	3,411	0.75%
Certificates of deposit	1,481,014	68,146	4.60%	1,420,903	55,747	3.92%	1,381,090	43,057	3.12%

Total interest bearing deposits	2,657,132	89,289	3.36%	2,605,406	73,764	2.83%	2,691,486	58,179	2.16%
Federal Home Loan Bank borrowings	320,247	13,189	4.12%	461,712	17,130	3.71%	670,157	22,871	3.41%
Other borrowings	181,539	8,754	4.82%	173,481	7,938	4.58%	214,710	6,324	2.95%
Junior subordinated debt	89,623	5,848	6.53%	87,638	5,604	6.39%	84,418	5,060	5.99%

Total interest bearing liabilities	3,248,541	117,080	3.60%	3,328,237	104,436	3.14%	3,660,771	92,434	2.52%
Non-interest bearing demand deposits	393,040			380,460			370,448
Other liabilities	38,984			35,000			33,824
Shareholders’ equity	420,232			417,524			422,017

Total Liabilities and Shareholders’ Equity	$4,100,797			$4,161,221			$4,487,060

Net interest spread			3.01%			3.13%			3.22%
Taxable equivalent net interest margin (3)		$127,143	3.44%		$131,485	3.49%		$142,139	3.48%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $3.7 million, $3.5 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.

(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2007 Compared to 2006			2006 Compared to 2005
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$(9)	$6	$(3)	$(40)	$20	$(20)
Loans, net of unearned income	(868)	9,831	8,963	(1,921)	13,711	11,790
Taxable securities	(926)	2,404	1,478	(11,677)	4,677	(7,000)
Tax-exempt securities (2)	(2,302)	(46)	(2,348)	(3,307)	(53)	(3,360)
Federal funds sold	555	3	558	184	47	231
Other earning assets	(518)	172	(346)	(732)	439	(293)

Total interest income change (2)	(4,068)	12,370	8,302	(17,493)	18,841	1,348

Increase (decrease) in interest expense:
Interest bearing demand deposits	176	811	987	67	1,941	2,008
Money market	265	2,185	2,450	(2,933)	1,329	(1,604)
Savings deposits	(469)	158	(311)	12	2,479	2,491
Certificates of deposit	2,439	9,960	12,399	1,273	11,417	12,690
Federal Home Loan Bank borrowings	(5,673)	1,732	(3,941)	(7,598)	1,857	(5,741)
Other borrowings	378	438	816	(1,387)	3,001	1,614
Junior subordinated debt	128	116	244	198	346	544

Total interest expense change	(2,756)	15,400	12,644	(10,368)	22,370	12,002

Net interest income increase (decrease) (2)	$(1,312)	$(3,030)	$(4,342)	$(7,125)	$(3,529)	$(10,654)

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses for the year ended December 31, 2007 decreased 5% compared to the year ended December 31, 2006. However, the provision for 2006 included approximately $2.4 million to replenish the allowance for a net loss on a single commercial loan that was not previously reserved. Excluding that charge from 2006 results, the provision for 2007 increased $2.2 million or 34% compared to 2006 primarily due to general economic conditions and higher probable losses in all categories of loans. For additional information, see the “Allowance for Loan Losses” section of this MD&A.

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
	2007	2006	$ Change	% Change
Trust fees	$16,212	$15,039	$1,173	7.8%
Service charges on deposits	18,345	16,714	1,631	9.8%
Bank-owned life insurance	4,019	2,951	1,068	36.2%
Net securities gains (losses)	943	(7,798)	8,741	(112.1)%
Net gains on sale of mortgage loans	1,664	1,084	580	53.5%

Other income:
Service fees on ATM’s and debit cards	4,955	4,953	2	0.0%
Net securities services revenue	2,384	1,314	1,070	81.4%
Net insurance services revenue	1,735	1,237	498	40.3%
Gain on sale of branch offices	980	2,784	(1,804)	(64.8)%
Gains on early extinguishment of debt	895	1,064	(169)	(15.9)%
Other	807	1,066	(259)	(24.3)%
Total other income	11,756	12,418	(662)	(5.3)%

Total non-interest income	$52,939	$40,408	$12,531	31.0%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco. WesBanco’s non-interest income increased $12.5 million or 31.0% due to increases in fee income, including trust fees and service charges on deposits, increased revenue from the securities brokerage business and from insurance services, gains on sales of securities and mortgage loans and $1.3 million from Oak Hill Banks. Non-interest income comprised 30.7% of total net revenues for 2007 compared to 24.8% for the 2006 period with net revenue being the total of net interest income and non-interest income.

Trust fees increased 7.8% in 2007 due to an increase in the market value of assets under management as well as new business and increased investment management fee schedules. The market value of assets under management at December 31, 2007 was $3.1 billion as compared to $3.0 billion at December 31, 2006. A higher trust fee schedule for certain types of accounts was implemented in the middle of the third quarter of 2007.

Service charges on deposits increased 9.8% in 2007 primarily due to continued non-interest bearing checking account growth through programs designed to attract customers who utilize fee generating ancillary services, and the implementation of certain revenue enhancement strategies as recommended by an outside consultant.

During 2007, WesBanco sold $121.4 million in mortgage loans to the secondary market compared to $71.8 million in 2006, resulting in an increase in related net gains of $0.6 million. In addition, WesBanco recognized a $0.9 million gain from a bank-owned life insurance claim during the second quarter of 2007.

Gains on early extinguishment of debt in other income of $0.9 million and $1.1 million recorded in the second quarter of 2007 and 2006 respectively, resulted from the FHLB of Cincinnati exercising call options on certain advances that were assumed by WesBanco as a result of two acquisitions in 2004 and 2005.

Other income for 2007 also reflects increases in securities brokerage revenues and insurance, for a combined increase of $1.6 million, and decreases in gains from sales of branch facilities.

Also, 2006 included $8.0 million in other-than-temporary impairment losses, included in net security losses, recognized in connection with a planned sale of securities, and a $2.8 million gain on the sale of the Ritchie County banking offices included in other income.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2007	2006
Salaries and wages	$42,870	$40,269	$2,601	6.5%
Employee benefits	14,531	13,414	1,117	8.3%
Net occupancy	7,969	7,504	465	6.2%
Equipment	7,656	7,921	(265)	(3.3)%
Marketing	4,482	5,143	(661)	(12.9)%
Amortization of intangible assets	2,485	2,511	(26)	(1.0)%
Restructuring and merger-related expenses	635	540	95	17.6%

Other operating expenses
Miscellaneous taxes	5,542	6,133	(591)	(9.6)%
Professional fees	6,769	5,369	1,400	26.1%
Postage	3,228	3,168	60	1.9%
Communications	2,111	2,891	(780)	(27.0)%
Other	12,768	11,341	1,427	12.6%
Total other operating expenses	30,418	28,902	1,516	5.2%

Total non-interest expense	$111,046	$106,204	$4,842	4.6%

Non-interest expense increased $4.8 million or 4.6% in 2007 with Oak Hill Banks contributing $3.3 million of the increase. In addition, there were normal increases in employee salaries and wages and related benefit costs, increases in net occupancy and in professional fees. These increases were somewhat offset by decreases in marketing and communications expenses and in miscellaneous taxes.

Salaries and wages increased $2.6 million or 6.5% in 2007 primarily due to $1.2 million from Oak Hill and normal increases in employee compensation, higher incentive pay accruals and lower deferred expenses under SFAS 91 due to lower mortgage and home equity loan volumes. The number of full-time equivalent (“FTE”) employees was 1,562 at December 31, 2007 as compared to 1,168 at December 31, 2006. FTE employees for Oak Hill Banks at the end of 2007 was 390.

Employee benefit costs increased in 2007 by $1.1 million or 8.3% primarily due to increases in health insurance costs, stock based compensation and sales commission expenses somewhat offset by lower pension and recruiting expenses.

In the fourth quarter of 2007 WesBanco incurred merger-related expenses of $0.6 million, primarily severance and conversion expenses, relating to the acquisition of Oak Hill. In the first quarter of 2006, restructuring expenses of $0.5 million represented severance payments and lease termination costs incurred in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston mortgage loan offices.

Marketing expenses decreased $0.7 million primarily due to lower customer incentives and advertising costs in 2007.

Professional fees increased $1.4 million as a result of fees associated with WesBanco’s initiative to enhance its revenue performance and control operating expenses and higher legal, audit and director fees. Certain one time payments totaling $0.9 million were paid to directors retiring from the former Wesbanco Bank Board of Directors, which was combined with the Wesbanco, Inc. Board in April 2007. Communications expenses decreased 27% through the implementation in 2006 of a new internet-based telephone network.

INCOME TAXES

The provision for federal and state income taxes decreased by 13.4% to $8.0 million in 2007 as compared to $9.3 million in 2006. The decrease in income tax expense was due to a lower effective tax rate of 15.2% from 19.2% in 2006. The decrease in the effective tax rate was due primarily to a $1.6 million credit resulting from the second quarter 2007 correction of certain prior period deferred tax amounts and prior year tax settlements. The effect of the lower effective tax rate for all of 2007 was partially offset by a $4.4 million increase in pre-tax income.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)

	2007				2007- 2006
(dollars in thousands)	WesBanco	Oak Hill	Total	2006	$ Change	% Change	2005
Securities available-for-sale (at fair value):
U.S. Treasury	$—	$—	$—	$—	$—	—	$11,397
Other government agencies and corporations	72,780	10,717	83,497	117,066	(33,569)	(28.7)%	248,111
Mortgage-backed securities	377,356	83,666	461,022	254,703	206,319	81.0%	295,822
Obligations of states and political subdivisions	342,326	43,522	385,848	17,586	368,262	2094.1%	36,227
Corporate debt and equity securities	4,975	293	5,268	6,165	(897)	(14.5)%	11,614

Total securities available-for-sale	797,437	138,198	935,635	395,520	540,115	136.6%	603,171
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	—	—	—	341,187	(341,187)	(100.0)%	389,393
Corporate securities	—	1,449	1,449	—	1,449	100.0%	—

Total securities held-to-maturity	—	1,449	1,449	341,187	(339,738)	(99.6)%	389,393

Total securities	$797,437	$139,647	$937,084	$736,707	$200,377	27.2%	$992,564

Available-for-sale securities:
Weighted average yield at the respective year end	5.61%	5.80%	5.64%	4.70%			3.96%
As a % of total securities	100.0%	99.0%	99.8%	53.7%			60.8%
Weighted average life (in years)	3.7	4.1	3.8	3.4			3.1
Held-to-maturity securities:
Weighted average yield at the respective year end	0.00%	9.70%	9.70%	6.79%			6.53%
As a % of total securities	0.0%	1.0%	0.2%	46.3%			39.2%
Weighted average life (in years)	—	22.3	22.3	4.1			4.8

(1)	At December 31, 2007 and 2006, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, increased $200.4 million or 27.2% from December 31, 2006 to December 31, 2007. The increase is mainly attributable to the acquisition of Oak Hill which added $139.6 million of investment securities. In addition, mortgage-backed securities increased due to the investment of a portion of the proceeds from loans and the recognition in the investment in obligations of state and political subdivisions of a $5.8 million gain on the transfer of securities from held-to-maturity to available-for-sale. Sales and maturities of other types of securities were also reinvested in mortgage-backed agency securities. WesBanco does not have investments in any private mortgage-backed securities or that are collateralized by sub-prime mortgages.

For 2007, the investment portfolio’s yield on a tax-equivalent basis was 5.75%, which was higher than 2006’s yield of 5.46% as a result of the general increase in interest rates. For 2007, cash flows from the portfolio due to calls, maturities and prepayments decreased to $170.4 million, from $337.4 million for 2006.

Effective March 31, 2007, all held-to-maturity securities were transferred to available-for-sale. The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and other deposits and borrowings that may require pledged collateral. The securities transferred were obligations of states and political subdivisions which have only limited use as pledged collateral due to regulatory and other restrictions. Some securities transferred had a cost basis in excess of fair value. Management has the ability and intent to hold the securities until recovery of their cost. Upon recovery, management may sell and purchase securities that can be better utilized as pledged collateral. The amortized cost of the transferred securities, at the date of transfer, was $334.9 million; and the net after tax gain relating to the transfer of $3.5 million was recognized in other comprehensive income.

At December 31, 2007, WesBanco had $58.4 million in investment securities in an unrealized loss position for less than 12 months and $210.3 million in investment securities in an unrealized loss position for more than 12 months, compared to $84.8 and $331.9 million for the same categories at December 31, 2006, respectively. WesBanco believes that all of the unrealized securities losses at December 31, 2007, are considered temporary impairment losses due to the securities having lower interest rates than current market interest rates with no credit impairment issues. Accordingly, no impairment loss has been recorded in the Consolidated Statements of Income in 2007 for securities held at December 31, 2007. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for more information.

Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $9.0 million market gain as of December 31, 2007, compared to a $5.1 million market loss as of December 31, 2006. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available-for-sale portfolio and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.

The decline in the net unrealized losses is primarily due to overall improvement in market values of securities held in the portfolio during the year and the transfer of securities in 2007 from held-to-maturity to available-for-sale which resulted in recognition in other comprehensive income of a $5.8 million pre-tax unrealized gain.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

	December 31, 2007
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available-for-sale: (2)
Other government agencies and corporations	$44,255	4.86%	$20,718	4.38%	$17,645	4.86%	$—	—
Mortgage-backed securities (3)	20,536	4.56%	334,290	4.92%	100,417	5.56%	5,575	5.24%
Obligations of states and political subdivisions (1)	79,240	4.56%	197,711	4.59%	83,440	4.74%	18,741	5.20%
Corporate debt and equity securities	—	—	—	—	—	—	4,022	3.78%

Total securities available-for-sale	144,031	4.60%	552,719	4.78%	201,502	5.16%	28,338	5.01%

Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions (1)	—		—		—		1,449	9.70%

Total securities	$144,031	4.60%	$552,719	4.78%	$201,502	5.16%	$29,787	5.48%

*	Yields are calculated using a weighted-average yield to maturity.
(1)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
(2)	Maturity amounts and average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	Mortgage-backed securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.

LOANS AND CREDIT RISK

Loans for business and consumer purposes represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income. Business purpose loans consist of commercial and industrial loans as well as commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans. Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market but at times may also include other types of loans. At December 31, 2007 loans held for sale included $35.9 million in loans that are to be sold as part of a pending branch sale transaction of five Oak Hill branches. The loan portfolio is summarized in Table 8.

TABLE 8. COMPOSITION OF LOANS

	December 31,
	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$505,541	13.4%	$409,347	14.1%	$417,161	14.2%	$409,904	16.5%	$369,786	19.1%
Commercial real estate	1,682,675	44.8%	1,165,823	40.0%	1,118,342	38.0%	898,140	36.1%	623,243	32.2%
Residential real estate	975,151	25.9%	896,533	30.8%	929,823	31.6%	771,337	31.0%	577,362	29.9%
Home equity	193,209	5.1%	161,602	5.6%	175,651	6.0%	148,486	6.0%	111,981	5.8%
Consumer	363,973	9.7%	274,908	9.4%	271,100	9.2%	257,499	10.3%	249,425	12.9%

Total portfolio loans	3,720,549	98.9%	2,908,213	99.9%	2,912,077	99.0%	2,485,366	99.9%	1,931,797	99.9%
Loans held for sale	39,717	1.1%	3,170	0.1%	28,803	1.0%	3,169	0.1%	1,741	0.1%

Total loans	$3,760,266	100.0%	$2,911,383	100.0%	$2,940,880	100.0%	$2,488,535	100.0%	$1,933,538	100.0%

	December 31, 2007
	WesBanco		Oak Hill		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$397,997	14.3%	$107,544	11.1%	$505,541	13.4%
Commercial real estate	1,159,857	41.5%	522,818	53.7%	1,682,675	44.8%
Residential real estate	790,528	28.4%	184,623	19.0%	975,151	25.9%
Home equity	155,190	5.6%	38,019	3.9%	193,209	5.1%
Consumer	280,669	10.1%	83,304	8.6%	363,973	9.7%

Total portfolio loans	2,784,241	99.9%	936,308	96.3%	3,720,549	98.9%
Loans held for sale	3,831	0.1%	35,886	3.7%	39,717	1.1%

Total loans	$2,788,072	100.0%	$972,194	100.0%	$3,760,266	100.0%

(1)	Loans are presented gross of the allowance for loan losses, and net of unearned income, SOP 03-3 credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs.

Total portfolio loans increased $812 million or 28% between December 31, 2006 and December 31, 2007. The acquisition of Oak Hill added approximately $936 million to total portfolio loans net of $36 million classified as held for sale in conjunction with the planned disposition of five Oak Hill branch locations. Oak Hill had also previously sold approximately $33.8 million of primarily under-performing commercial real estate loans prior to the merger and another $3.8 million of under-performing commercial and industrial loans in the month of December 2007 in accordance with the requirements of the purchase agreement. Approximately $115 million of the decrease in organic portfolio loans is attributable to the intentional reduction in the retention of fixed rate residential real estate loans combined with a significant reduction in home sales and refinancing activity. Commercial and industrial and commercial real estate loans decreased approximately $60 million as a result of a general reduction in lending activity due to economic conditions, scheduled repayment of short-term construction loans, and the refinancing of certain commercial real estate loans in the secondary or capital markets to obtain longer term fixed interest rates. Disciplined underwriting and management’s focus on obtaining appropriate interest rates on new loans also tempered organic loan growth in all loan categories.

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

TABLE 9. COMPOSITION OF LOAN COMMITMENTS

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Lines of credit:
Commercial and industrial	$266,286	$215,557	$218,799	$209,343	$174,432
Commercial real estate	210,793	140,790	132,779	124,527	71,909
Residential real estate	7,116	9,429	18,755	10,838	4,796
Home equity	177,462	144,082	144,126	118,297	96,350
Consumer	22,990	13,055	12,510	10,322	9,814
Deposit account overdraft limits	52,947	50,143	42,016	—	—

Total portfolio loan commitments	737,594	573,056	568,985	473,327	357,301
Loans held for sale	4,874	—	2,595	—	—

Total loan commitments	$742,468	$573,056	$571,580	$473,327	$357,301

Letters of credit included above	$55,116	$44,168	$41,351	$42,003	$31,579

Total portfolio loan commitments increased $165 million or 29% between December 31, 2006 and December 31, 2007. The acquisition of Oak Hill added approximately $111 million to loan commitments. The remainder of the increase in loan commitments is attributed to increased availability on revolving lines of credit due to reduced usage of those lines by borrowers, the unfunded portion of newer construction lines of credit, and a $12 million short-term letter of credit issued to support a commercial construction project.

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

Credit Risk—The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal calamities and changes in the value of collateral. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers.

WesBanco generally extends credit to borrowers that are primarily located within the market areas where WesBanco has branch offices. There are no significant loans to commercial borrowers or loans to finance commercial real estate located outside of WesBanco market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with WesBanco. WesBanco may make consumer loans, including residential real estate and home equity loans to established customers for second residences or vacation homes that are located outside of WesBanco markets.

Most loans, except for indirect consumer loans originated by automobile and recreational vehicle dealers and other sellers of consumer goods, are originated directly by WesBanco. WesBanco may also participate in business loans or purchase pools of residential real estate loans originated by other lending institutions. WesBanco conducts its own customary credit evaluation before purchasing or participating in these loans. The risks associated with purchased loans are similar to those originated by WesBanco, however additional risk may arise from limited ability to control actions of the lead agent or servicing institution.

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration that varies by the type of loan. WesBanco credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s repayment capacity; the adequacy of collateral, if any, to secure the loan; and other factors unique to each loan that may increase or mitigate its risk. Each type of loan may also entail certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. Elements that are distinct to the underwriting of each type of loan are explained further throughout this section of MD&A.

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and trends and pursuing collection efforts at the earliest stage of delinquency for all loan types. WesBanco also monitors general economic conditions, including employment, housing activity and real estate values in each of its markets. WesBanco also periodically evaluates its underwriting standards when conditions indicate that a change may be appropriate based on market conditions or other external factors.

Consumer loans are a homogeneous group, generally consisting of standardized products that are smaller in amount and spread over a larger number of individual borrowers. WesBanco does not maintain information about the industry in which consumer borrowers are employed because such information is typically obtained only when each loan is originated and therefore becomes inaccurate with the passage of time or as borrowers change employment during the term of their loans. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any WesBanco market. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on consumer purpose loans.

WesBanco generally does not originate sub-prime, stated income, interest only or option adjustable rate mortgages for its portfolio. WesBanco does extend consumer credit to borrowers that may have one or more characteristics of a sub-prime borrower, such as credit bureau scores that are less than, or debt-to-income ratios that are greater than policy guidelines. These loans are generally made only when the credit risk associated with the sub-prime characteristics of the borrower are properly justified and mitigated by other factors such as acceptable co-makers, additional collateral, or the deposit and other non-lending relationships of the borrower with WesBanco.

Many smaller business loans have the same risk characteristics as consumer loans; however business loans can also be for significantly larger amounts that are individually structured for each transaction. WesBanco maintains a loan grading system that categorizes business loans according to their level of credit risk. Risk grades reflect each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business loans are assigned a grade at their inception, which is regularly reviewed and evaluated for possible changes in risk. To facilitate regular reviews of repayment capacity, borrowers are required to furnish WesBanco with periodic financial statements and other information when appropriate depending on the size and type of loan, such as accounts receivable aging reports for a revolving line of credit and rent rolls for investment commercial real estate. Credit risk is monitored by performing regular periodic reviews of borrowing relationships over a specified amount, which includes verifying each borrower’s compliance with applicable loan covenants. When the risk profile of a loan changes, its grade is adjusted to reflect the change in risk.

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

TABLE 10. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2007
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$27,622	$98,094	$32,502	$158,218
Variable rate loans	64,971	150,302	132,050	347,323

Total commercial and industrial loans	$92,593	$248,396	$164,552	$505,541

Total commercial and industrial loan commitments	$66,291	$182,793	$17,202	$266,286

The primary factors that are considered in underwriting commercial and industrial loans are the borrower’s historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, quality of management, and external influences on the business.

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

Certain types of collateral that fluctuate with business conditions, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Readily marketable collateral such as securities, including securities held in WesBanco trust accounts, significantly mitigates credit risk but are subject to fluctuations in market value. Therefore, readily marketable collateral is also monitored to evaluate its continued adequacy. Loans secured by readily marketable collateral, including bank deposit accounts, approximated 17% and 11%, respectively, of total commercial and industrial loans including commitments at December 31, 2007 and December 31, 2006.

Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary impairment of their cash flow. Unsecured loans approximated 15% and 11%, respectively of total commercial and industrial loans including commitments at December 31, 2007 and December 31, 2006.

WesBanco categorizes commercial and industrial loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. The commercial and industrial portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy, with no significant concentration in any single sector or industry, as set forth in Table 11.

TABLE 11. COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY (1)

	December 31, 2007
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Automobile sales	$21,041	$10,473	$31,514	4.1%	5.4%	$325	$6,750
Construction and contracting	43,583	36,534	80,117	10.4%	13.8%	116	4,310
Entertainment and recreation	17,666	1,597	19,263	2.5%	3.3%	203	4,750
Finance and insurance	21,669	13,233	34,902	4.5%	6.0%	259	5,000
Government organizations	22,348	5,899	28,247	3.6%	4.9%	152	5,200
Manufacturing	31,949	27,540	59,489	7.7%	10.3%	172	9,000
Mining, energy and utilities	20,012	16,083	36,095	4.7%	6.2%	249	15,000
Other retail sales	41,208	17,403	58,611	7.6%	10.1%	127	3,100
Personal, professional and administrative services	68,998	27,135	96,133	12.4%	16.6%	126	6,098
Physicians and healthcare services	37,796	29,904	67,700	8.8%	11.7%	129	9,160
Real estate and equipment leasing	42,989	13,981	56,970	7.4%	9.8%	107	4,978
Religious organizations	34,348	17,659	52,007	6.7%	9.0%	813	15,000
Restaurants and lodging	19,181	1,717	20,898	2.7%	3.6%	100	1,275
Schools and educational services	11,828	12,182	24,010	3.1%	4.1%	480	6,068
Transportation and warehousing	19,387	4,227	23,614	3.1%	4.1%	62	1,014
Wholesale and distribution	23,948	11,423	35,371	4.6%	6.1%	133	3,000
Unclassified and other industries	27,590	19,296	46,886	6.1%	8.1%	91	820

Total commercial and industrial loans	$505,541	$266,286	$771,827	100.0%	153.3%	$141	$15,000

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

Management does not believe that the distribution of commercial and industrial loans represents more than the normal amount of credit risk, although industries that are impacted by a reduction in discretionary consumer spending and sustained high energy costs are the most at risk for credit deterioration in the current environment.

Commercial Real Estate—Commercial real estate consists of loans to purchase, construct or refinance owner-occupied and investment properties. Owner-occupied properties consist of loans to borrowers in a diverse range of industries but may include special purpose or single use types of facilities. Investment properties include 1-to-4 family rental units, multi-family apartment buildings, and other facilities that are rented or leased to unrelated parties. Construction and development loans include loans to finance land, residential construction for resale, and construction of commercial buildings which may be owner-occupied or investor owned.

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

TABLE 12. MATURITIES OF COMMERCIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2007
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$59,819	$110,864	$114,108	$284,791
Variable rate loans	97,026	147,620	1,153,238	1,397,884

Total commercial real estate loans	$156,845	$258,484	$1,267,346	$1,682,675

Total commercial real estate loan commitments	$62,622	$60,456	$87,715	$210,793

The primary factors that are considered in underwriting owner-occupied property are identical to the factors used to underwrite commercial and industrial loans since the repayment of those loans must come from the cash flow generated by the business. The primary factors that are considered in underwriting investment property are the net rental income, type, quality and mix of tenants. The type, age, condition and location of the property are considered for both owner-occupied and investment properties. The primary factors that are considered in underwriting construction and development loans are the overall viability of each project as well as the experience and financial capacity of the developer or builder to successfully complete the project. Market absorption rates and property values are also considered in underwriting construction and development loans. Credit risk in commercial real estate is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers; and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the loan balance in relation to the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value ratio. Commercial real estate risk is also managed by periodic site visits to financed properties and monitoring the factors in WesBanco markets that influence real estate collateral values such as rental rates, occupancy trends, and capitalization rates.

Market values are generally determined by obtaining current appraisals of each property. Loan-to-value ratios are generally limited to 80% of the market value of the property, but lower ratios may be required for certain types of properties, or when other factors exist that may increase the potential volatility of the market value of a particular property type such as single or special use properties that cannot be easily converted to other uses. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan-to-value. Owner-occupied commercial real estate loans also often have other collateral in addition to real estate.

Environmental risk is also an important factor that is evaluated for commercial real estate loans. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property, or any adjacent properties, are likely to have resulted in contamination of the subject property.

Construction loans also have the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making commercial real estate construction loans to developers with established reputations who operate in WesBanco’s markets and have the necessary capital to absorb unanticipated increases in the cost of a project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. When appropriate, WesBanco may require commercial properties to have a minimum level of pre-leased space before construction can begin.

WesBanco monitors the commercial real estate portfolio for potential concentrations within a single property type or geographic location. The composition of commercial real estate loans is set forth in Table 13.

TABLE 13. COMMERCIAL REAL ESTATE LOANS BY PURPOSE AND PROPERTY TYPE (1)

	December 31, 2007
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan

Construction and development:
Land and land development	$93,064	$18,242	$111,306	5.9%	19.2%	$284	$8,985
Residential development	71,570	42,422	113,992	6.0%	19.6%	610	7,300
Commercial construction	99,926	59,138	159,064	8.4%	27.4%	1,161	16,000

Total construction and development	264,560	119,802	384,362	20.3%	66.2%	537	16,000

Residential investment property:
Multi family apartments	168,107	3,964	172,071	9.1%	29.7%	381	7,529
1-to-4 family rentals	144,285	6,371	150,656	8.0%	26.0%	101	5,740
Commercial investment property:
Shopping centers and retail stores	64,281	2,011	66,292	3.5%	11.4%	557	4,228
Office buildings	98,579	2,840	101,419	5.4%	17.5%	528	5,541
Hotels and motels	77,284	13,353	90,637	4.8%	15.6%	1,850	11,029
Industrial buildings and warehouses	32,324	5,611	37,935	2.0%	6.5%	862	7,429
Special use facilities	76,067	394	76,461	4.0%	13.2%	469	6,373
Mixed or multiple use facilities	80,188	1,700	81,888	4.3%	14.1%	473	9,637
General use facilities	74,391	9,404	83,795	4.4%	14.4%	160	3,046

Total residential and commercial investment property	815,506	45,648	861,154	45.5%	148.4%	268	11,029

Total construction, development and investment property	1,080,066	165,450	1,245,516	65.8%	214.6%	317	16,000

Owner-occupied commercial property:
Retail stores	54,042	2,607	56,649	3.0%	9.8%	326	5,271
Office buildings	83,400	4,584	87,984	4.6%	15.2%	325	6,045
Industrial buildings and warehouses	69,991	11,061	81,052	4.3%	14.0%	571	5,312
Medical and personal care facilities	59,129	5,252	64,381	3.4%	11.1%	1,314	7,295
Schools and education facilities	27,107	4,855	31,962	1.7%	5.5%	2,131	9,583
Churches and other places of worship	33,384	948	34,332	1.8%	5.9%	229	2,408
Gasoline stations and autocare facilities	32,115	1,452	33,567	1.8%	5.8%	329	2,712
Restaurants and eating places	25,910	220	26,130	1.4%	4.5%	384	4,369
Recreation facilities	21,773	446	22,219	1.2%	3.8%	463	6,332
Other special use facilities	37,284	1,513	38,797	2.0%	6.7%	206	2,254
Mixed or multiple use facilities	61,655	2,821	64,476	3.4%	11.1%	327	6,313
General use facilities	96,819	9,584	106,403	5.6%	18.3%	201	2,946

Total owner-occupied commercial property	602,609	45,343	647,952	34.2%	111.7%	335	9,583

Total commercial real estate	$1,682,675	$210,793	$1,893,468	100.0%	326.3%	$323	$16,000

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

The Oak Hill acquisition did not materially change the composition of commercial real estate loans but did cause commercial real estate loans to increase as a percentage of capital. Total construction and development loans increased from 62% to 66% of capital and total construction, development and investment property loans increased from 180% to 215% of capital between December 31, 2006 and December 31, 2007. Both of these percentages are well within the respective regulatory guidelines for determining whether a bank has a concentration of commercial real estate of 100% for construction and development loans and 300% for construction, development and investment property loans. Owner-occupied real estate is excluded from the regulatory concentration guidelines but is included in the above table. Total commercial real estate loans, including owner-occupied properties increased from 310% to 326% of capital between December 31, 2006 and December 31, 2007. Management does not believe that the distribution of commercial real estate presents more than the normal amount of credit risk, although construction and development, shopping centers, and hotels may be more vulnerable in a recession.

Construction and development loans are inherently risky because many of these loans finance speculative building of 1-to-4 family dwellings and condominiums for resale. Residential development was adversely impacted in 2007 by a significant slowing of new home sales and an accompanying decline in average home prices in most markets. Approximately $55 million of WesBanco’s residential construction and development loans and commitments are in the Columbus, Ohio market that has seen substantial growth in recent years but has not been immune to overall market conditions. Commercial construction loans are not concentrated within any single property type or geography, and at least $95 million or 60% of these loans and loan commitments finance properties that are either pre-leased or will be owner-occupied upon completion.

The largest geographic accumulation of loans for any property type is multi-family apartment loans in the Cincinnati, Ohio market, which represented approximately $51 million or 29% of multi-family apartment loans and less than 3% of total commercial real estate loans at December 31, 2007, compared to approximately $43 million or 28% of multi-family apartment loans and 4% of total commercial real estate loans at December 31, 2006. Loans for 1-to-4 family rental properties are not concentrated in any single market.

Residential Real Estate Loans—Residential real estate consists of loans to purchase, construct or refinance personal residences, including 1-to-4 family rental properties when the property is also the owner’s primary residence. WesBanco originates conforming and non-conforming mortgages to be held in its portfolio as well as loans for sale in the secondary market. Non-conforming mortgages are those loans that do not meet all of the documentation standards for sale in the secondary market.

WesBanco originated approximately $39 million of residential real estate loans for retention in the portfolio in 2007 compared to $117 million in 2006. WesBanco also originated approximately $120 million of residential real estate loans for sale in the secondary market in 2007 compared to $73 million in 2006. This change in the composition of residential real estate loan originations is consistent with the intentional reduction of portfolio loans. The overall reduction in new residential real estate loans is attributed to a slowdown in homes sales and refinancing activity.

Residential real estate loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. The remainder of the portfolio has interest rates that are primarily based on the Treasury Constant Maturity index and adjust from between one and five years.

TABLE 14. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2007
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$7,243	$29,059	$581,869	$618,171
Variable rate loans	566	8,340	348,074	356,980

Total residential real estate loans	$7,809	$37,399	$929,943	$975,151

Total residential real estate loan commitments	$2,622	$—	$4,494	$7,116

Residential real estate loans are generally underwritten to secondary market lending standards even when the loan will be retained in the portfolio. WesBanco uses automated underwriting systems developed for the secondary market that rely on empirical data to evaluate each loan application and assess credit risk. When appropriate, automated underwriting systems are supplemented by a traditional analysis of the borrower’s ability to repay their obligations, their credit history, the amount of their down payment, and the market value or other characteristics of the property.

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

Residential real estate loans include properties that are being built under contract for the eventual occupant of the residence. Loans to contractors to finance speculative residential construction are categorized as commercial real estate loans. Residential construction loans also have the risk that the builder may not complete the residence, or not complete it on time or within budget. Residential construction loans are typically made with the expectation that they will convert to a permanent mortgage loan upon completion of construction. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Construction risk is mitigated by evaluating the builder’s reputation and capacity to complete each project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Construction loans and commitments totaled $27 million at December 31, 2007 compared to $35 million at December 31, 2006. The decrease is consistent with the overall reduction in new housing construction that has occurred in the last year.

Home Equity Loans—Home equity lines of credit consist of revolving lines to consumers that are secured by first or second liens on primary residences generally located within WesBanco’s market areas.

Home equity lines are generally limited to an amount in relation to the market value of the property net of the first mortgage, if any, which generally may not exceed 90% of the property value. Most home equity lines of credit originated prior to 2005 are available to the borrower as a revolving line of credit for up to 15 years, at which time the outstanding balance is required to be repaid over a term of not more than 7 years. Most home equity lines of credit originated since 2005 are available to the borrower for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by WesBanco under certain circumstances.

TABLE 15. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2007
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$9	$48	$1,592	$1,649
Variable rate loans	2,875	84,538	104,147	191,560

Total home equity	$2,884	$84,586	$105,739	$193,209

Total home equity commitments	$2,736	$86,123	$88,603	$177,462

The primary factors that are considered in underwriting and managing credit risk in the home equity loans are similar to residential real estate and consumer loans. The risk associated with the revolving availability of home equity lines is also mitigated by the borrower’s periodic reduction of the principal balance of their first mortgage, if any, through regular monthly payments, which increases the residual value of the collateral in relation to the amount of the home equity line. However, if a borrower’s first mortgage requires interest only or is a type of loan that can result in negative amortization the risk associated with that borrower’s home equity line of credit increases significantly.

Consumer Loans—Consumer loans consist of installment loans originated directly by WesBanco and, indirectly through dealers to finance purchases of automobiles, motorcycles, boats, and other recreational vehicles, and lines of credit that are either unsecured or secured by collateral other than residential real estate.

The maximum term for automobile loans and other installment loans is generally 84 months or less depending on the age of the automobile and other factors while the maximum term for recreational vehicle loans is generally 180 months. The maximum term for unsecured loans typically does not exceed 60 months. Consumer lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by WesBanco under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan and lines of credit are fully adjustable based on the Prime Rate.

TABLE 16. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2007
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$12,113	$184,507	$140,591	$337,211
Variable rate loans	1,254	17,941	7,567	26,762

Total consumer loans	$13,367	$202,448	$148,158	$363,973

Total consumer loan commitments	$550	$21,137	$1,303	$22,990

The primary factors that are considered in underwriting consumer loans are the borrower’s ability to repay their obligations, which also includes an evaluation of their previous credit history.

The majority of consumer loans are secured by a motor vehicle, recreational vehicle or consumer goods. Unsecured consumer loans, which represent the highest risk, approximated 11% of total consumer loans at December 31, 2007 compared to 12% at December 31, 2006. Conversely, loans secured by bank deposits or readily marketable collateral, which represent the lowest risk, approximated 8% of total consumer loans at December 31, 2007 and December 31, 2006.

Loans Held For Sale—Loans held for sale typically consists of residential real estate loans originated for sale in the secondary market, which totaled $3.8 million at December 31, 2007 compared to $3.2 million at December 31, 2006.

Credit risk associated with residential real estate loans held for sale in the secondary market is mitigated by entering into sales commitments with secondary market purchasers at the time the loans are to be funded. This practice has the effect of minimizing the amount of such loans and the interest rate risks that are within the portfolio at any point in time. WesBanco generally does not service these loans after they are sold.

Oak Hill and other recently acquired banks serviced many of the loans that they sold in the secondary market. Serviced loans approximated $368 million at December 31, 2007 compared to approximately $160 million at December 31, 2006, with all of the increase attributed to the Oak Hill acquisition (see Note 6 “Loans Serviced for Others and Mortgage Servicing Rights” to the Consolidated Financial Statements).

Loans held for sale at December 31, 2007 includes approximately $36 million associated with the sale of five Oak Hill branch offices, which is expected to be completed during the first half of 2008.

CREDIT QUALITY

The current economic climate, fears of a recession, and the indirect effects of the residential mortgage crisis all adversely impacted credit quality during 2007. While WesBanco has not experienced the degree or severity of losses incurred throughout the financial services industry, credit deterioration is noticeable in all loan types. The economy throughout Ohio has been particularly impacted with increasing real estate foreclosures across the state, which rank among the highest in the United States. This section of MD&A discusses those categories of loans that have higher risk because of deterioration in the borrower’s repayment capacity or other adverse risk characteristics.

WesBanco seeks to develop individual strategies for all loans in these categories that are intended to minimize their probable loss. However, there is no assurance that such strategies will be successful and the loans may ultimately result in a foreclosure or other course of liquidation that does not fully satisfy the amount of the loan. WesBanco also seeks to minimize the period for which it holds other real estate and repossessed collateral while also attempting to obtain a fair value upon the disposition of those assets. Therefore, the sale price of these assets is dependent on current market conditions that affect the value of real estate and used automobiles or other collateral.

Non-Performing Assets—Non-performing assets includes loans that have been placed on non-accrual or renegotiated, other real estate and repossessed collateral. Other real estate primarily consists of property acquired through or in lieu of foreclosure but may also include bank premises held for sale. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection. Except for certain consumer and residential real estate loans as discussed in the Notes to the Consolidated Financial Statements, when a loan is placed on non-accrual, WesBanco generally recognizes interest income on the cash basis if recovery of principal is reasonably assured.

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

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual loans:
Commercial and industrial	$3,508	$4,122	$2,099	$2,511	$4,093
Commercial real estate	13,596	11,910	6,229	4,768	3,901
Residential real estate	2,086	102	933	785	266
Home equity	379	—	17	28	—
Consumer	289	20	4	103	2
Loans held for sale	—	—	638	—	—

Total non-accrual loans	19,858	16,154	9,920	8,195	8,262

Renegotiated loans:
Commercial real estate	—	—	—	—	653
Consumer	—	—	—	—	—

Total renegotiated loans	—	—	—	—	653

Total non-performing loans	19,858	16,154	9,920	8,195	8,915
Other real estate and repossessed assets	3,998	4,052	1,868	2,059	2,907

Total non-performing assets	$23,856	$20,206	$11,788	$10,254	$11,822

Non-performing loans as a percentage of total loans	0.53%	0.55%	0.34%	0.33%	0.46%
Non-performing assets as a percentage of total assets	0.44%	0.49%	0.27%	0.26%	0.34%
Non-performing assets as a percentage of total loans, other real estate and repossessed assets	0.64%	0.69%	0.40%	0.41%	0.61%

Non-accrual loans increased $3.7 million or 23% between December 31, 2006 and December 31, 2007. The acquisition of Oak Hill added approximately $7.3 million to non-accrual loans. Non-accrual loans are not concentrated in any particular industry or property type but are more the result of overall economic conditions. Non-accrual commercial and industrial loans decreased 15% between December 31, 2006 and December 31, 2007 and no single industry represented more than $0.8 million of total non-accrual commercial and industrial loans at December 31, 2007. Conversely, non-accrual commercial real estate loans increased 15% between December 31, 2006 and December 31, 2007. Multi-family apartments, land development, and owner-occupied industrial properties comprised $2.1 million, $1.5 million and $1.5 million respectively, and 38% collectively of total non-accrual commercial real estate loans at December 31, 2007. The increase in non-accrual residential real estate, home equity and consumer loans is primarily attributed to Oak Hill loans.

Other real estate and repossessed collateral increased only 2% between December 31, 2006 and December 31, 2007 despite a 45% increase in real estate foreclosures and 55% increase in automobile repossessions during 2007 compared to 2006. The foreclosure rate in the State of Ohio was among the highest in the United States during 2007, which contributed to elevated levels of foreclosure activity for WesBanco due to the economic conditions primarily in its western Ohio markets. Approximately one-third of other real estate at December 31, 2007 consisted of residential properties with the remainder being commercial real estate that typically takes more time to sell after foreclosure.

Table 19 summarizes the activity within each non-performing asset category during 2007.

Other Impaired Loans—Other impaired loans consist of loans that are risk graded as substandard or doubtful that have not been placed on non-accrual or renegotiated but are not fully secured by collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans include loans for which a specific reserve is established pursuant to SFAS 114 and acquired loans for which a credit valuation adjustment is recorded pursuant to SOP 03-3. Other impaired loans continue to accrue interest and may or may not be delinquent or have a record of delinquent payments.

TABLE 18. OTHER IMPAIRED LOANS

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Commercial and industrial	$1,951	$1,160	$1,500	$5,295	$3,935
Commercial real estate	10,887	1,832	3,065	1,783	2,096

Total other impaired loans	$12,838	$2,992	$4,565	$7,078	$6,031

Other impaired loans increased $9.8 million between December 31, 2006 and December 31, 2007. Approximately $8.0 million of this increase represents loans acquired from Oak Hill that remained at year end, net of the associated SOP 03-3 credit valuation adjustment. Other impaired commercial and industrial loans consist primarily of a $1.4 million floor plan to an automobile dealer. Other impaired commercial real estate loans consist primarily of $4.7 million of residential development loans and $5.0 million of loans that finance retail properties.

Table 19 also sets forth activity within other impaired loans during 2007.

TABLE 19. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(Dollars in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate Repossessed Assets
Balance, December 31, 2006	$16,154	$—	$2,992	$4,052
Activity during the year:
Additions to non-accrual or other impaired loans	10,850	—	4,720	—
Real estate foreclosures or deeds in lieu of foreclosure	—	—	—	2,812
Repossessions of other collateral	—	—	—	3,752
Balance of acquired banks, net of credit valuation adjustments	7,347	—	11,955	455
Loans and other real estate charged down or charged off	(5,653)	—	—	(570)
Loans returned to accruing or no longer impaired	(1,562)	—	(2,207)	—
Other real estate sold	—	—	—	(2,288)
Repossessed assets sold	—	—	—	(4,130)
Principal payments and other changes, net	(7,278)	—	(4,622)	(85)

Balance, December 31, 2007	$19,858	$—	$12,838	$3,998

Table 19 shows the migration of loans into and out of non-performing and impaired assets during 2007 and how that activity impacted the change in each category from December 31, 2006 to December 31, 2007.

TABLE 20. LOANS PAST DUE 90 DAYS OR MORE

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Commercial and industrial	$1,098	$693	$488	$665	$1,349
Commercial real estate	4,396	2,697	4,651	3,602	1,100
Residential real estate	4,393	1,951	3,707	2,133	3,858
Home equity	835	579	249	439	290
Consumer	804	568	833	745	1,198

Total portfolio loans	11,526	6,488	9,928	7,584	7,795
Loans held for sale	—	—	126	—	—

Total loans past due 90 days or more	$11,526	$6,488	$10,054	$7,584	$7,795

Loans past due 90 days or more as a percentage of total loans	0.31%	0.22%	0.34%	0.30%	0.40%

Loans Past Due 90 Days or More—Loans past due 90 days or more and accruing interest increased $5.0 million or 78% between December 31, 2006 and December 31, 2007. While 90 days delinquency increased for all loan types, $2.4 million or almost half of the increase is attributable to accelerating delinquency in residential real estate loans and another $1.7 million is attributable to a single commercial real estate loan.

ALLOWANCES FOR LOAN LOSSES AND OTHER CREDIT VALUATION ACCOUNTS

Please refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” section of this MD&A for additional information about the factors that impact management’s estimation of probable losses to determine the appropriate allowance for loan losses, liability for losses on loan commitments, and credit valuation adjustments against impaired loans. For additional information, see the “Provision for Loan Losses” section of this MD&A.

Allowance for Loan Losses—The allowance for loan losses increased $6.6 million or 20% between December 31, 2006 and December 31, 2007 primarily due to the Oak Hill acquisition which added $6.4 million. Excluding Oak Hill, the remaining allowance increased $0.2 million despite a $184 million decrease in total organic loans primarily due to unfavorable economic conditions and their impact on probable losses. The allowance for loan loss ratios summarized below for 2007 are impacted by loans written down under SOP 03-3 in connection with the acquisition of Oak Hill. The impaired loans acquired from Oak Hill and accounted for under SOP 03-3 were $8.0 million at December 31, 2007 and were written down by approximately $3 million on the acquisition date.

The liability for losses on loan commitments was $0.2 million at December 31, 2007 and was not material in prior periods.

TABLE 21. ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2007		2006		2005		2004		2003
Beginning balance of allowance for loan losses	$31,979		$30,957		$29,486		$26,235		$25,080
Allowance for loan losses of acquired banks	6,405		—		1,947		2,071		—
Provision for loan losses	8,267		8,739		8,045		7,735		9,612
Charge-offs:
Commercial and industrial	1,900		4,163		2,729		1,967		2,613
Commercial real estate	2,261		1,247		1,111		937		1,402
Residential real estate	499		313		335		329		293
Home equity	483		128		222		85		43
Consumer	3,975		3,822		6,204		4,850		4,776

Total loan charge-offs	9,118		9,673		10,601		8,168		9,127
Deposit account overdrafts	955		1,024		—		—		—

Total loan and deposit account overdraft charge-offs	10,073		10,697		10,601		8,168		9,127

Recoveries:
Commercial and industrial	214		1,145		464		403		126
Commercial real estate	255		55		87		48		39
Residential real estate	35		136		155		68		30
Home equity	1		—		—		—		—
Consumer	1,223		1,484		1,374		1,094		475

Total loan recoveries	1,728		2,820		2,080		1,613		670
Deposit account overdrafts	237		160		—		—		—

Total loan and deposit account overdraft recoveries	1,965		2,980		2,080		1,613		670

Net loan and deposit account overdraft charge-offs	8,108		7,717		8,521		6,555		8,457

Ending balance of allowance for loan losses	$38,543		$31,979		$30,957		$29,486		$26,235

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.42%		0.74%		0.53%		0.41%		0.78%
Commercial real estate	0.17%		0.10%		0.09%		0.12%		0.25%
Residential real estate	0.05%		0.02%		0.02%		0.01%		0.05%
Home equity	0.31%		0.08%		0.12%		0.07%		0.04%
Consumer	0.97%		0.85%		1.83%		1.48%		1.57%

Total charge-offs	0.28%		0.23%		0.29%		0.31%		0.46%

Allowance for loan losses as a percentage of total loans	1.03%		1.10%		1.05%		1.18%		1.36%
Allowance for loan losses to total non-performing loans	1.94	x	1.98	x	3.12	x	3.60	x	2.94	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	1.23	x	1.41	x	1.55	x	1.87	x	1.57	x
Allowance for loan losses to total non-performing loans, loans past due 90 days or more and other impaired loans	0.87	x	1.25	x	1.26	x	1.29	x	1.15	x
Provision for loan losses as a percentage of net charge-offs	102.0%		113.2%		94.4%		118.0%		113.7%

Charge-offs decreased $0.5 million or 6% and recoveries decreased $1.1 million or 40%, resulting in a $0.4 million or 6% increase in net charge-offs for 2007 compared to 2006. This increase in net charge-offs is relatively insignificant considering the challenging economic environment during 2007 and other external factors that could have resulted in greater losses. While total net charge-offs was relatively unchanged, net charge-offs as a percent of average loans rose to 0.28% as a result of lower average loans for 2007. Commercial and industrial charge-offs decreased $2.3 million because 2006 included a $3.1 million charge on a single loan. Conversely, commercial real estate charge-offs increased $1.0 million primarily due to losses on several smaller loans with no single loan representing more than $0.3 million of loss.

The housing problems and increased foreclosure activity resulted in higher residential real estate and home equity charge-offs in 2007. However, even though charge-offs increased 59% and 377%, respectively, in these loan categories, total residential real estate and home equity charge-offs remained relatively low at less than $1 million in the aggregate. Consumer loan charge-offs increased only $0.1 million or 4% and deposit account overdraft charge-offs decreased slightly.

Table 22 summarizes the general components of the allowance for loan losses.

TABLE 22. COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
General reserves pursuant to SFAS No. 5	$36,990	$30,704	$29,391	$27,863	$23,674
Specific reserves pursuant to SFAS No. 114	1,553	1,274	1,566	1,623	2,561

Total allowance for loan losses	$38,543	$31,978	$30,957	$29,486	$26,235

A portion of the allowance is attributed to the inherent imprecision of loss estimation models and the variability of management’s estimates in each loan category. The allowances for commercial and industrial and commercial real estate loans contain the highest level of imprecision because losses in those categories of loans can be significantly larger than the estimated losses, and probable losses are not as predictable for those categories of loans as residential real estate, home equity and consumer loans. Consumer loan losses are generally smaller in amount but occur with greater regularity and therefore tend to be more predictable and estimable from period to period. Residential real estate and home equity loan losses occur less frequently but represent the smallest component of historical losses and therefore are more predictable than commercial and industrial and commercial real estate loan losses.

TABLE 23. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Commercial and industrial	$12,618	$11,728	$11,138	$12,957	$9,852
Commercial real estate	17,234	13,915	13,027	10,521	10,660
Residential real estate	2,281	1,258	1,227	1,163	749
Home equity	700	400	391	295	223
Consumer	4,968	3,773	5,174	4,550	4,751
Deposit account overdrafts	742	904	—	—	—

Total allowance for loan losses	$38,543	$31,978	$30,957	$29,486	$26,235

The change in the allowance for commercial and industrial loans reflects the addition of $1.8 million from Oak Hill offset by a $0.9 million decrease attributable to a reduction in organic loans and a lower historical loss rate. The change in the allowance for commercial real estate loans is primarily due to the addition of $3.2 million from Oak Hill. The allowance for organic loans was relatively unchanged due to a reduction in organic loans and a relatively low historical loss rate. Management recognized changing market conditions for commercial real estate as early as 2005 and increased the allowance allocated to these loans in prior years.

The change in the allowances for residential real estate and home equity loans primarily reflects market conditions that have lead to an increase in foreclosures and declining property values as well as the indirect impact of the overall housing crisis on probable loss rates despite the intentional reduction in residential real estate portfolio loans. The acquisition of Oak Hill added $0.3 million and $0.1 million to the residential real estate and home equity allowances, respectively. The change in the allowance for consumer loans is primarily due to the addition of $1.0 million from Oak Hill as historical loss rates on organic loans have been relatively stable. The change in the allowance for deposit account overdrafts is consistent with a lower historical loss rate in the past year despite an increase in the availability of the overdraft product.

Although the allowance is allocated as described in Table 23, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable losses at December 31, 2007. Future adjustments to the allowance may be necessary to reflect differences between management’s estimation of probable losses and actual incurred losses in subsequent periods.

TABLE 24. DEPOSITS

			For the years ended December 31,
(dollars in thousands)	WesBanco	Oak Hill	2007	2006	$ Change	% Change
Deposits
Non-interest bearing demand	$421,918	$97,369	$519,287	$401,909	$117,378	29.2%
Interest bearing demand	346,608	69,862	416,470	356,088	60,382	17.0%
Money market	391,226	220,863	612,089	354,082	258,007	72.9%
Savings deposits	395,724	44,634	440,358	441,226	(868)	(0.2)%
Certificates of deposit	1,406,491	513,235	1,919,726	1,442,242	477,484	33.1%

Total deposits	$2,961,967	$945,963	$3,907,930	$2,995,547	$912,383	30.5%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 116 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits increased by $912.4 million or 30.5% in 2007. The increase is mainly attributable to the acquisition of Oak Hill which added $946.0 million of deposits.

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

Excluding the Oak Hill acquisition, money market deposits increased 10.5% in 2007 due to the introduction in the fourth quarter of 2006 of a new higher rate money market product structured to improve WesBanco’s competitive position for customers focused on higher short-term rates. The increase in money market and non-interest bearing demand deposits offsets decreases in interest bearing demand deposits, savings deposits and certificates of deposit during the year.

Certificates of deposit totaling approximately $1.6 billion, which comprise approximately 84.0% of total outstanding certificates of deposit, are scheduled to mature within the next year. WesBanco may experience an overall higher cost associated with certificates of deposits as they mature and may need to continue to increase its rates on certain categories of certificates of deposit in order to remain competitive. However, it is anticipated that in a lower interest rate environment, a lower cost of deposits should result as a significant portion of the portfolio may re-price at lower rates, should competition react similarly. Certain certificates of deposit rates and money market rates were lowered near the end of the third quarter as short-term rates began to drop, and this strategy continued to be in effect throughout the balance of the fourth quarter. WesBanco will continue to focus on balancing short-term profitability with deposit growth, while attempting to improve its overall mix of transaction accounts to total deposits. Special promotions are offered on certain certificate of deposit maturities and savings products based upon competition, liquidity needs and wholesale borrowing costs.

TABLE 25. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Maturity:
Under three months	$163,416	$140,224	$23,192	16.5%
Three to six months	151,149	86,978	64,171	73.8%
Six to twelve months	170,748	108,501	62,247	57.4%
Over twelve months	94,857	112,292	(17,435)	(15.5)%

Total certificates of deposit of $100,000 or more	$580,170	$447,995	$132,175	29.5%

Interest expense on certificates of deposit of $100,000 or more was approximately $13,620 in 2007, $13,121 in 2006 and $12,154 in 2005.

TABLE 26. BORROWINGS

			December 31,
(in thousands)	WesBanco	Oak Hill	2007	2006	$ Change	% Change
Federal Home Loan Bank Borrowings	$266,312	$139,486	$405,798	$358,907	$46,891	13.1%
Other short-term borrowings	322,317	7,198	329,515	202,561	126,954	62.7%
Junior subordinated debt owed to unconsolidated subsidiary trusts	87,638	23,386	111,024	87,638	23,386	26.7%

Total	$676,267	$170,070	$846,337	$649,106	$197,231	30.4%

Borrowings are a significant source of funding for WesBanco; however, in a flatter yield curve environment, as was experienced earlier in 2007 borrowings may often be more expensive than other available funding sources and as a result, may re-price at higher than preexisting rates. During the year, WesBanco continued to reduce borrowings utilizing proceeds from paydowns on investments and loans. However, during the fourth quarter 2007, WesBanco used $20.0 million in proceeds from its revolving line of credit to finance in part the acquisition of Oak Hill

WesBanco Bank and Oak Hill Banks are separately chartered banks. WesBanco Bank is a member of the FHLB of Pittsburgh while Oak Hill Banks is a member of the FHLB of Cincinnati. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco Bank and Oak Hill Banks use term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by a separate blanket liens on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. The terms of a security agreement with the FHLB of Pittsburgh include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to or greater than the FHLB advances, when discounted at 83% of the unpaid principal balance, while those with the FHLB of Cincinnati are discounted at 95%. FHLB of Pittsburgh and Cincinnati stock, which is recorded at a cost of $25.3 million at December 31, 2007, is also pledged as collateral for these advances. WesBanco Bank’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB of Pittsburgh at December 31, 2007 was $1,120.9 million compared to $1,048.5 million at December 31, 2006, while Oak Hill Banks’ capacity was $82.2 million at December 31, 2007.

At December 31, 2007, WesBanco Bank had $266.3 million in outstanding FHLB borrowings, from both the FHLB of Pittsburgh and Cincinnati, with a weighted-average interest rate of 4.39%, compared to $358.9 million of FHLB of Pittsburgh and Cincinnati borrowings at December 31, 2006 with a weighted-average interest rate of 3.77%. Oak Hill Banks had $139.5 million in outstanding FHLB borrowings from the FHLB of Cincinnati, with a weighted-average interest rate of 4.99% at December 31, 2007. FHLB borrowings have maturities ranging from the years 2008 to 2030.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $266.3 million outstanding at December 31, 2007, $223.8 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Of these, $31.2 million are from the FHLB of Cincinnati, which upon conversion are subject to call by the FHLB. Please refer to Note 11, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit were $329.5 million at December 31, 2007 compared to $202.6 million at December 31, 2006. Increases in theses borrowings have occurred primarily as a result of an $85.4 million increase in the securities sold under agreements to repurchase and $40.0 million of increased borrowings from the revolving line of credit. The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $48.0 million, accrues interest at the one month LIBOR plus 90 basis points and matures in May 2009. The line contains financial covenants that WesBanco was in compliance with at period end. At December 31, 2007 and 2006 the outstanding balance of this line of credit was $48.0 million and $8.0 million respectively. During January 2008 Wesbanco repaid $15.0 million of the outstanding balance on this line of credit. Please refer to Note 12, “Other Short-Term Borrowings,” and Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts,” of the Consolidated Financial Statements for additional information.

TABLE 27. CONTRACTUAL OBLIGATIONS

		December 31, 2007
	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
(in thousands)
Deposits without a stated maturity	N/A	1,988,204	—	—	—	1,988,204
Certificates of deposit	10	1,612,700	262,408	34,799	9,819	1,919,726
Federal Home Loan Bank borrowings	11	50,840	214,594	91,741	48,623	405,798
Other borrowings	12	329,370	50	72	23	329,515
Junior subordinated debt owed to unconsolidated subsidiary trusts	13	—	—	—	111,024	111,024
Senior executive retirement plans and severance agreements	N/A	25	59	197	4,038	4,319
Non-compete and consulting agreements	N/A	116	150	50	—	316
Naming rights agreement	N/A	232	485	500	—	1,217
Limited partnership funding commitments	N/A	1,123	1,348	650	407	3,528
Operating leases	7	1,825	2,708	1,841	6,520	12,894
Future benefit payments under pension plans	14	1,878	4,047	4,648	16,782	27,355

Total		$3,986,313	$485,849	$134,498	$197,236	$4,803,896

Significant fixed and determinable contractual obligations as of December 31, 2007 are presented in the table above by due date. The amounts shown do not include accrued interest, unamortized premiums or discounts, or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

WesBanco’s future benefit payments under pension plans are estimated based on actuarial assumptions and do not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 14, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

WesBanco entered into certain interest rate swap agreements in 2001, (of which a portion were terminated in 2006) which require quarterly cash payments to counterparties depending on changes in interest rates. Interest rate swap agreements are carried at fair value on the Consolidated Balance Sheets in shareholders’ equity through other comprehensive income, with fair value representing the net present value of expected future cash payments based on market interest rates as of the balance sheet dates. The fair values of the contracts change daily as market interest rates change. Since the interest rate swap liabilities recorded on the balance sheet at December 31, 2007 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Please refer to Notes 1 and 21 of the Consolidated Financial Statements for more information on derivatives.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 20, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased to $580.3 million at December 31, 2007 from $416.9 million at December 31, 2006. The increase was due primarily to the issuance of shares for the Oak Hill acquisition of $163.1 million, current year earnings of $44.7 million and other comprehensive income of $10.3 million, which were offset in part by the declaration of dividends of $24.5 million and the purchase of $30.7 million of treasury shares.

In March 2007 Wesbanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. WesBanco purchased 1,045,673 shares during 2007 at an average price of $29.34 per share. At December 31, 2007, 584,325 shares of WesBanco common stock remained authorized to be purchased under the current one million share repurchase plan.

Generally consistent earnings along with a satisfactory level of capital have enabled WesBanco to continue to increase dividends per share. Effective with the first quarter of 2007, WesBanco increased its quarterly dividend per share to $0.275 from $0.265. For 2007, dividends increased to $1.10 per share, or 3.8% on an annualized basis, compared to $1.06 per share in the prior year. This dividend increase represented the twenty-second consecutive year of dividend increases at WesBanco. The 2007 dividend per share payout ratio was 52.6% compared to 59.2% in 2006. WesBanco increased its dividend by 1.8% on February 28, 2008 to $0.28 per quarter, or $1.12 annualized.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its two banks, WesBanco Bank and Oak Hill Banks maintain Tier 1, Total Capital and Leverage ratios above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. In December 2007, WesBanco requested and received regulatory approval for a dividend of $35 million that was in excess of the net profits limitation of WesBanco Bank. The proceeds of this dividend, which were paid in December, were utilized to contribute $20 million to Oak Hill Banks and the remaining balance to reduce the outstanding balance on the revolving line of credit. The contribution to Oak Hill Banks assured the continuation of its “well capitalized” status as defined in Note 23, “Regulatory Matters,” to the Consolidated Financial Statements. During 2007 WesBanco Bank paid $80.3 million in dividends to Wesbanco, Inc,, of which $35 million was approved by the Federal Reserve as a special dividend in December 2007. Based on the consistency of Wesbanco Bank’s earnings trend and its status as a “well capitalized” institution, there is no expectation that a request for future dividends would not be approved by the bank’s primary regulator which is now the FDIC. Please refer to Note 23, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.

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

Securities are the principal source of liquidity in total assets. Securities totaled $937.1 million at December 31, 2007, of which $935.6 million were classified as available-for-sale.

At December 31, 2007, WesBanco has approximately $144.0 million in securities scheduled to mature within one year compared to $26.8 million in the prior year. Additional cash flows may be anticipated from approximately $124.0 million in callable bonds, which have call dates within the next year, compared to $108.7 million at December 31, 2006, and from loans scheduled to mature within the next year of $273.5 million, compared to $168.7 million at year end 2006. At December 31, 2007, WesBanco had $130.2 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.9 billion at December 31, 2007. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.6 billion at December 31, 2007. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2007 and December 31, 2006 approximated $1.2 billion and $1.0 billion, respectively. At December 31, 2007, WesBanco had unpledged available-for-sale securities with a book value of $555.3 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, seeking other lines of credit with third party banks, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Banks, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Banks to the parent company. As of December 31, 2007 WesBanco could receive, without prior regulatory approval, a dividend of up to $6.5 million and $13.7 million from Wesbanco Bank and Oak Hill Banks, respectively. Additional liquidity is provided by the parent company’s security portfolio of $4.2 million, and an available line of credit with an independent commercial bank of $48.0 million of which the full amount was outstanding at December 31, 2007. In January, 2008 Wesbanco repaid $15.0 million of the outstanding balance on this line of credit.

At December 31, 2007, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $687.4 million compared to $528.9 million at the end of the prior year. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others.

COMPARISON OF 2006 VERSUS 2005

Net income for 2006 was $39.0 million or $1.79 per diluted share compared to $42.8 million or $1.90 per diluted share for 2005. Return on average assets was 0.94% for the year ended December 31, 2006, compared to 0.95% in 2005, and return on average equity was 9.35% for 2006, compared to 10.13% in 2005.

Net interest income for 2006 decreased $9.5 million or 7.2% compared to 2005 due to a $324.8 million decrease in average earning assets, somewhat offset by a slightly higher net interest margin, which increased to 3.49% for 2006 as compared to 3.48% for 2005. The higher net interest margin in 2006 was due to the average yield on interest bearing liabilities increasing at a slightly slower pace than the increase in average yield on earning assets.

Interest income increased $2.5 million or 1.1% in 2006 compared to 2005, primarily due to an increase in the yield on average earning assets offset however by the decrease in average earning assets. The yield on average earning assets for 2006 increased by 53 basis points to 6.27% from 5.74% in 2005. The increase in the average yield was primarily due to an increase in the yield for loans and, to a lesser degree, to the sale of lower yielding investment securities. Most of the decrease in average earning assets was due to a reduction in investments in securities, primarily from the taxable portfolio, which is the lowest yielding significant component of earning assets. WesBanco used cash flow from sales and maturities of securities to reduce higher cost interest bearing liabilities in order to improve the net interest margin.

Interest expense increased $12.0 million or 13.0% in 2006, compared to 2005, due to increases in the average rate paid on interest bearing liabilities, partially offset by a reduction in the average balance. The average rate paid on interest bearing liabilities for 2006 increased 62 basis points to 3.14%, compared to 2.52% for 2005, as WesBanco continued to increase rates on deposit products in order to remain competitive in a rising rate environment, and the continued shift by customers away from lower cost deposit products. The decrease in average interest bearing liabilities was due to WesBanco’s balance sheet repositioning, general efforts to reduce higher rate liabilities and decreases in money market deposits.

The provision for loan losses in 2006 increased to $8.7 million compared to $8.0 million in 2005. This increase is primarily due to higher levels of under-performing and other impaired loans, higher probable losses associated with the deposit account overdraft program introduced in 2005, and changes in the distribution of commercial and industrial and commercial real estate loans among internal risk grades. Net charge offs decreased to $7.7 million compared to $8.5 million for 2005. While total charge-offs for 2006 were comparable to 2005, total recoveries increased 43% in 2006 compared to 2005. As a result, net charge-offs decreased 9% in 2006.

Non-interest income for 2006 increased to $40.4 million compared to $39.1 million for 2005. Trust fees increased $0.7 million or 5.1% compared to 2005. The increase in trust fees was due to an increase in new business and the market value of assets under management. Service charges on deposits for 2006 increased to $16.7 million compared to $11.5 million in 2005, primarily due to fees earned from a new overdraft program introduced in the fourth quarter of 2005, and ordinary insufficient funds and other deposit fee increases. Net securities gains (losses) decreased by $9.8 million in 2006. This decrease was primarily due to $8.0 million of other-than-temporary impairment losses, recorded in the first quarter of 2006, in connection with the planned sale of approximately $200.0 million of available-for-sale securities that were in an unrealized loss position. This sale of securities was part of the repositioning of the balance sheet and was completed in the second quarter. Other income was significantly enhanced in 2006 by the $2.6 million gain on the sale of the Ritchie County branch offices. Excluding this gain, other income increased by $2.4 million or 32.2% as compared to 2005. These increases resulted from growth in fee income from debit cards and other electronic banking activity, improved sales in securities and insurance business lines, and gains on early extinguishment of debt of $1.1 million that resulted from the FHLB of Cincinnati exercising call options on certain advances.

Non-interest expense decreased $2.7 million or 2.5% in 2006, primarily due to lower employee related expenses. Salaries, wages and employee benefits decreased $2.6 million or 4.6% from $56.3 million in 2005 to $53.7 million in 2006 primarily due to a decrease in full-time equivalent employees (FTEs) to 1,168 at December 31, 2006 from 1,200 at December 31, 2005, reductions in staff during 2005 from a targeted severance program and lower related retirement costs and other benefits expense. Marketing expense increased 13.4% in 2006 due to programs and customer incentives initiated in the fourth quarter of 2005 and continuing in 2006, designed to increase lower cost demand deposits and grow deposit-based activity fees. For 2006, restructuring and merger-related expenses represent severance payments and lease termination costs incurred in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston processing centers. In 2005, such expenses represent costs incurred in connection with the Winton acquisition that was consummated on January 3, 2005 and additional restructuring costs relating to adjustments in certain back office operations. Other operating expenses increased $0.6 million or 1.9% primarily due to a $1.3 million increase in miscellaneous taxes, partially offset by a $0.5 million decrease in telecommunication expenses. Miscellaneous taxes increased due to additional state franchise taxes as operations continue to expand in Ohio and other states. Telecommunication expense decreased due to the implementation of a new company wide, intranet based, communication system. Non-interest expense for 2007 as compared to 2006, excluding restructuring and merger related-expenses from both periods, was down 1.6%.

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

WesBanco’s ALCO, comprised of senior management, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on assumptions, which change regularly as the balance sheet and interest rates change. The key assumptions and strategies employed are analyzed bi-monthly and reviewed by ALCO.

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

Management is aware of the significant effect inflation has on interest rates and can have on financial performance. WesBanco’s ability to cope with this is best determined by analyzing its capability to respond to changing interest rates and its ability to manage noninterest income and expense. WesBanco monitors its mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation on net interest income. Management also controls the effects of inflation by reviewing the prices of its products and services, by introducing new products and services and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to—10.0% of net interest income from the base model for a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at December 31, 2007 and December 31, 2006 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in
	Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2007	December 31, 2006
+200	(10.2)%	(6.7)%	- 10.0%
+100	(5.0)%	(3.3)%	N/A
-100	3.5%	2.8%	N/A
-200	4.5%	2.5%	- 10.0%

Throughout most of the first three quarters of 2007, the yield curve was relatively flat or somewhat inverted, particularly between short-term funding rates and longer-term rates for investments and loans, causing many banks to experience lower net interest margins. In mid-third quarter, rate expectations began to change to a lower interest rate environment, due to market conditions and liquidity concerns in the sub-prime and collateralized debt instrument markets. For the remainder of the third quarter and throughout the fourth quarter, the Federal Reserve Bank provided liquidity to the markets and lowered the benchmark federal funds rate charged between banks and the discount rate charged to banks, resulting in these rates ending the year at 4.25% and 4.75%, respectively, from 5.25% and 6.25% before the rate cuts. Rates have continued to drop early in the first quarter of 2008, and they are expected by economists to drop further this spring primarily in the short end of the curve. A widening of the curve between short and longer term interest rates has resulted, and due to WesBanco’s liability sensitive balance sheet, the ALCO Committee expects these lower rates should result in lower overall funding costs. In fact, while WesBanco experienced a declining margin during the second and third quarters of 2007, the margin was slightly improved in the fourth quarter due primarily to decreased short-term funding costs.

The earnings simulation model currently projects that net interest income for the next twelve month period would increase by 3.5% and 4.5% if interest rates were to fall immediately by 100 and 200 basis points, respectively. Net interest income would decrease by 5.0% and 10.2% if rates increased by 100 and 200 basis points. The increase in liability sensitivity between December 31, 2006 and December 31, 2007 was a result of changes in balance sheet composition primarily as customers responded to higher short-term certificate of deposit and money market interest rates, and management’s intentional strategy to enhance liability sensitivity in anticipation of further market interest rate decreases. These changes favorably impacted WesBanco’s sensitivity to falling interest rates, which the ALCO believes is more probable than an increase in rates in for at least the first half of 2008. WesBanco is slightly above its ALCO guidelines for a 200 b.p. immediate rate increase in interest rates; however, management believes such position will be beneficial to the margin in the short run. Early in 2008, based upon this higher rate sensitivity and current lower interest rates, WesBanco took action to reduce its short-term borrowings by extending maturities as well as decreasing short-term money market and certificate of deposit rates to capture improvement in the margin.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worst case scenario. The simulation model using the 200 basis point increasing rate ramp analysis projects that net interest income would decrease 3.4% over the next twelve months, compared to a 1.8% decrease at December 31, 2006.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At December 31, 2007, the market value of equity as a percent of base in a 200 basis point rising rate environment would decrease 1.0%, and it would decrease 12.0% in a 200 basis point falling rate environment. WesBanco’s policy is to limit such change to minus 30% for a +/- 200 basis point change in interest rates.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for the latter half of 2007 emphasized increasing liability sensitivity in anticipation of falling interest rates, which are projected to continue into the first half of 2008. Among the strategies that are evaluated from time to time are extending borrowing terms with the FHLB and structuring repurchase agreements with terms providing some protection for future rate increases while minimizing current period rates paid, managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, purchasing or originating adjustable rate loans, remixing of the loan portfolio as residential mortgages paydown into shorter-lived, higher-yielding commercial loans, offering special maturity, competitively priced short-term certificates of deposit to offset runoff in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume. Other strategies include emphasizing marketing programs to grow lower cost or non-interest bearing transaction accounts, and using the CDARS® program and structured repurchase agreements as alternative wholesale borrowing sources. The potential use of interest rate swap agreements to match fund certain long-term commercial loans or as a fair value or cash flow hedge against certain asset and liability types, and using investment security cash flows to fund realized loan growth or to pay down short-term borrowings are also evaluated as potential strategies by ALCO.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 WesBanco changed its method for the recognition of stock-based compensation expense in accordance with Financial Accounting Standards Board Statement 123(R), Share-Based Payment. Also, as discussed in Note 1 to the consolidated financial statements, WesBanco changed its method of accounting for its defined benefit pension and postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 11, 2008

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except per share amounts)	2007	2006
ASSETS
Cash and due from banks, including interest bearing amounts of $1,364 and $1,217, respectively	$130,219	$96,605
Federal funds sold	276	—
Securities:
Available-for-sale, at fair value	935,635	395,520
Held-to-maturity (fair values of $1,449 and $347,391, respectively)	1,449	341,187

Total securities	937,084	736,707

Loans held for sale	39,717	3,170

Portfolio loans:
Commercial	505,541	409,347
Commercial real estate	1,682,675	1,165,823
Residential real estate	975,151	896,533
Home equity	193,209	161,602
Consumer	363,973	274,908

Total portfolio loans, net of unearned income	3,720,549	2,908,213
Allowance for loan losses	(38,543)	(31,979)

Net portfolio loans	3,682,006	2,876,234

Premises and equipment, net	94,143	67,404
Accrued interest receivable	23,677	19,180
Goodwill and other intangible assets, net	276,730	145,147
Bank-owned life insurance	98,273	82,473
Other assets	102,201	71,223

Total Assets	$5,384,326	$4,098,143

LIABILITIES
Deposits:
Non-interest bearing demand	$519,287	$401,909
Interest bearing demand	416,470	356,088
Money market	612,089	354,082
Savings deposits	440,358	441,226
Certificates of deposit	1,919,726	1,442,242

Total deposits	3,907,930	2,995,547

Federal Home Loan Bank borrowings	405,798	358,907
Other short-term borrowings	329,515	202,561
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,024	87,638

Total borrowings	846,337	649,106

Accrued interest payable	12,965	10,174
Other liabilities	36,775	26,441

Total Liabilities	4,804,007	3,681,268

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares and 23,615,859 shares issued, respectively; outstanding: 26,547,073 shares and 21,496,793 shares, respectively	55,487	49,200
Capital surplus	190,222	123,170
Retained earnings	336,317	316,457
Treasury stock (86,775 and 2,119,066 shares, respectively, at cost)	(1,983)	(61,855)
Accumulated other comprehensive income (loss)	1,450	(8,863)
Deferred benefits for directors	(1,174)	(1,234)

Total Shareholders’ Equity	580,319	416,875

Total Liabilities and Shareholders’ Equity	$5,384,326	$4,098,143

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2007	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, including fees	$199,044	$190,081	$178,291
Interest and dividends on securities:
Taxable	20,758	19,283	26,303
Tax-exempt	14,542	16,068	18,252

Total interest and dividends on securities	35,300	35,351	44,555

Federal funds sold	830	272	41

Other interest income	1,219	1,565	1,858

Total interest and dividend income	236,393	227,269	224,745

INTEREST EXPENSE
Interest bearing demand deposits	4,695	3,708	1,700
Money market deposits	10,857	8,407	10,011
Savings deposits	5,591	5,902	3,411
Certificates of deposit	68,146	55,747	43,057

Total interest expense on deposits	89,289	73,764	58,179

Federal Home Loan Bank borrowings	13,189	17,130	22,871
Other short-term borrowings	8,754	7,938	6,324
Junior subordinated debt owed to unconsolidated subsidiary trusts	5,848	5,604	5,060

Total interest expense	117,080	104,436	92,434

NET INTEREST INCOME	119,313	122,833	132,311
Provision for credit losses	8,516	8,739	8,045

Net interest income after provision for credit losses	110,797	114,094	124,266

NON-INTEREST INCOME
Trust fees	16,212	15,039	14,305
Service charges on deposits	18,345	16,714	11,534
Bank-owned life insurance	4,019	2,951	2,844
Net securities gains (losses)	943	(7,798)	2,021
Net gains on sales of mortgage loans	1,664	1,084	1,016
Other income	11,756	12,418	7,413

Total non-interest income	52,939	40,408	39,133

NON-INTEREST EXPENSE
Salaries and wages	42,870	40,269	41,799
Employee benefits	14,531	13,414	14,491
Net occupancy	7,969	7,504	7,167
Equipment	7,656	7,921	8,381
Marketing	4,482	5,143	4,535
Amortization of intangible assets	2,485	2,511	2,667
Restructuring and merger-related expenses	635	540	1,530
Other operating expenses	30,418	28,902	28,350

Total non-interest expense	111,046	106,204	108,920

Income before provision for income taxes	52,690	48,298	54,479
Provision for income taxes	8,021	9,263	11,722

NET INCOME	$44,669	$39,035	$42,757

EARNINGS PER SHARE
Basic	$2.09	$1.79	$1.90
Diluted	$2.09	$1.79	$1.90

AVERAGE SHARES OUTSTANDING
Basic	21,359,935	21,762,567	22,474,645
Diluted	21,392,010	21,816,573	22,528,262

DIVIDENDS DECLARED PER COMMON SHARE	$1.10	$1.06	$1.04

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
	For the years ended December 31, 2007, 2006 and 2005
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except per share amounts)	Shares	Amount
January 1, 2005	20,837,469	$44,415	$61,451	$281,013	$(12,711)	$(2,415)	$(1,572)	$370,181

Net income				42,757				42,757
Other comprehensive income (loss)						(5,460)		(5,460)

Total comprehensive income								37,297
Dividends declared on common stock ($1.04 per share)				(23,318)				(23,318)
Treasury shares purchased	(1,378,482)				(39,986)			(39,986)
Treasury shares sold	199,861		(1,564)		4,928			3,364
Shares issued for acquisition	2,296,511	4,785	60,539					65,324
Allocation of employee benefit plan shares			203					203
Tax benefit from employee benefit plans			921					921
Payment on ESOP debt							253	253
Deferred benefits for directors— net			795				196	991

December 31, 2005	21,955,359	$49,200	$122,345	$300,452	$(47,769)	$(7,875)	$(1,123)	$415,230

Net income				39,035				39,035
Other comprehensive income (loss)						4,698		4,698

Total comprehensive income								43,733
Dividends declared on common stock ($1.06 per share)				(23,030)				(23,030)
Treasury shares purchased	(508,163)				(15,320)			(15,320)
Treasury shares sold	49,597		(61)		1,234			1,173
Tax benefit from employee benefit plans			775					775
Adjustment to initially apply FASB Statement No. 158, net of tax						(5,686)		(5,686)
Deferred benefits for directors— net			111				(111)	—

December 31, 2006	21,496,793	$49,200	$123,170	$316,457	$(61,855)	$(8,863)	$(1,234)	$416,875

Net income				44,669				44,669
Other comprehensive income (loss)						10,313		10,313

Total comprehensive income								54,982
Dividends declared on common stock ($1.10 per share)				(24,511)				(24,511)
Treasury shares purchased	(1,045,673)				(30,683)			(30,683)
Treasury shares sold	24,697		(86)		646			560
Cumulative change in accounting principle				(298)				(298)
Tax benefit from employee benefit plans			84					84
Stock option expense			221					221
Deferred benefits for directors— net			(60)				60	—
Shares issued for acquisition	6,071,256	6,287	66,893		89,909			163,089

December 31, 2007	26,547,073	$55,487	$190,222	$336,317	$(1,983)	$1,450	$(1,174)	$580,319

There was no activity in Preferred Stock during the years ended December 31, 2007, 2006 and 2005.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$44,669	$39,035	$42,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,876	5,546	6,109
Net amortization	(1,162)	(1,307)	(223)
Provision for credit losses	8,516	8,739	8,045
Net securities (gains) losses	(943)	7,798	(2,021)
Net gains on sales of mortgage loans	(1,664)	(1,084)	(1,016)
Excess tax benefits from stock-based compensation arrangements	(84)	(775)	(921)
Deferred income taxes	(2,112)	(395)	3,750
Increase in cash surrender value of bank-owned life insurance	(2,572)	(2,900)	(1,387)
Loans originated for sale	(122,091)	(73,028)	(74,485)
Proceeds from the sale of loans originated for sale	123,039	72,895	76,588
Net change in: other assets and accrued interest receivable	(4,423)	17,813	(3,239)
Net change in: other liabilities and interest payable	11,072	3,405	(11,955)
Other—net	513	(2,452)	1,930

Net cash provided by operating activities	58,634	73,290	43,932

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	48,590	200,152	129,034
Proceeds from maturities, prepayments and calls	163,660	285,908	248,700
Purchases of securities	(239,459)	(278,991)	(196,863)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	6,754	51,521	21,969
Purchases of securities	(200)	(2,187)	(27,249)
Acquisition, net of cash acquired	7,026	—	(37,819)
Sale of branches, net of cash paid	—	(14,379)	—
Net decrease (increase) in loans	121,307	(2,152)	(51,534)
Purchases of premises and equipment—net	(9,386)	(5,680)	(8,492)
Sale of portfolio loans—net	1,840	5,974	66,791

Net cash provided by investing activities	100,132	240,166	144,537

FINANCING ACTIVITIES
(Decrease) increase in deposits	(39,993)	2,125	(55,817)
Decrease in Federal Home Loan Bank borrowings	(89,836)	(251,400)	(119,867)
Increase (decrease) in other short-term borrowings	63,197	(17,741)	2,888
Increase (decrease) in federal funds purchased	2,000	(24,000)	40,900
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	—	15,464
Excess tax benefits from stock-based compensation arrangements	84	775	921
Dividends paid	(30,205)	(23,071)	(22,785)
Treasury shares purchased—net	(30,123)	(14,147)	(36,622)

Net cash used in financing activities	(124,876)	(327,459)	(174,918)

Net increase (decrease) in cash and cash equivalents	33,890	(14,003)	13,551
Cash and cash equivalents at beginning of the year	96,605	110,608	97,057

Cash and cash equivalents at end of the year	$130,495	$96,605	$110,608

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$116,932	$103,194	$89,788
Income taxes paid	11,495	10,450	6,425
Transfers of loans to other real estate owned	2,812	3,827	1,336
Transfers of loans to held for sale	35,886	—	26,820
Transfers of held to maturity securities to available for sale securities	340,767	—	—
Summary of Business Acquisition
Fair value of tangible assets acquired	$1,239,088	$—	$547,642
Fair value of other intangibles acquired	14,127	—	2,905
Fair value of liabilities assumed	(1,184,946)	—	(505,756)
Stock issued for the purchase of acquired company’s common stock	(163,089)	—	(65,324)
Cash paid in the acquisition	(25,313)	—	(43,787)

Goodwill recognized	$(120,133)	$—	$(64,320)

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiaries, WesBanco Bank, Inc. (“WesBanco Bank”), headquartered in Wheeling, West Virginia, and Oak Hill Banks, Inc. (“Oak Hill Banks”) operate through 116 banking offices, one loan production office and 152 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

Oak Hills Banks became a wholly owned subsidiary of WesBanco through the purchase of Oak Hill Banks’ parent, Oak Hill Financial, Inc. (“Oak Hill”), a transaction accounted for as a purchase that was completed on November 30, 2007. See Note 3, Business Combination, for additional details.

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

WesBanco determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Under Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a voting interest entity is an entity in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. WesBanco consolidates voting interest entities in which it owns all, or at least a majority (generally, greater than 50%) of the voting interest. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has nine wholly-owned trust subsidiaries, (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns variable interests of less than twenty-five percent in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. Accordingly, these partnerships and their net assets, which are discussed below under the caption “Investments in Limited Partnerships” are not included in the Consolidated Financial Statements.

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

Cost-Method Investments: Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consisting of Federal Home Loan Bank stock and Federal Reserve Bank stock totaled $18.6 million and $23.2 million at December 31, 2007 and 2006, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. No such events were identified during the periods presented. Accordingly, no impairment testing was performed.

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

LOANS AND LOANS HELD FOR SALE—Loans are reported at the principal amount outstanding, net of unearned income. Interest is accrued as earned on loans except where doubt exists as to collectibility, in which case recognition of income is discontinued. Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate.

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual and renegotiated loans, as well as certain loans internally classified as substandard or doubtful (as those terms are defined by banking regulations) that meet the definition of impaired loans. WesBanco generally recognizes interest income on non-accrual loans on the cash basis if recovery of principal is reasonably assured. Certain consumer loans are not placed on non-accrual, and instead are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines of credit. When repossession of collateral on secured consumer loans is assured and in process, the charged-down balance is reclassified to other assets. Residential real estate loans are generally not placed on non-accrual, and instead are charged down to the net realizable value of the collateral at 180 days past due and reclassified to other assets when the foreclosure occurs.

Loan origination fees and certain direct costs are deferred and accreted or amortized into interest income or expense, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income or expense.

ALLOWANCE FOR LOAN LOSSES—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

Larger commercial and commercial real estate loans that exhibit observed credit weaknesses and are deemed to be impaired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” are subject to individual review. Where appropriate, for loans in excess of $1.0 million, reserves are established based on the present value of expected future cash flows of the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for the remainder of the commercial and commercial real estate loan portfolio based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, residential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management’s judgment, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco’s loan review function.

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

In addition to the allowance for loan losses and the liability for loss on loan commitments, SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, requires the recording of a credit valuation adjustment against purchased loans for which there is, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. The credit valuation adjustment required by SOP 03-3 represents a permanent reduction in the carrying value of loans and is not included as part of the allowance for loan losses. The method used to determine the amount of the credit valuation adjustment for purchased loans that meet the criteria for application of SOP 03-3 is similar to that used to determine the specific reserves pursuant to SFAS No. 114.

MORTGAGE SERVICING RIGHTS—Mortgage servicing rights (“MSRs”) represent the right to service loans for third party investors. MSRs are accounted for pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which requires that a company recognize as a separate asset the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third party investor with the servicing rights retained by WesBanco. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income includes servicing fees received from the third party investors and certain charges collected from the borrowers. Originated MSRs are recorded at allocated fair value at the time of the sale of the loans to the third party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. In calculating the fair value of the MSRs, the serviced loans are segregated into pools using, as pooling criteria, the loan term and the coupon rate. Individual impairment allowances for each pool are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the pool. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio as well as numerous assumptions including servicing income and costs, market discount rates, prepayment speeds and other market driven data. The fair value of MSRs is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs. Conversely, as interest rates rise, prepayments slow down generally resulting in an increase in the fair value of MSRs. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions.

PREMISES AND EQUIPMENT—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated economic useful lives of the leased assets or the remaining terms of the underlying leases. Useful lives range from 3 to 10 years for furniture and equipment, 15 to 39 years for buildings and building improvements, and 15 years for land improvements. Maintenance and repairs are expensed as incurred while major improvements that extend the useful life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. Gains and losses on premises and equipment retired or otherwise disposed of are charged to operations when incurred.

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

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more often if events or circumstances indicate they may be impaired. Finite-lived intangible assets, which consist primarily of core deposit intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from seven to eleven years, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

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

WesBanco uses market capitalization and multiples of tangible book value methods to estimate the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of these methods, which may produce results that would be different than the results that could be realized in an actual transaction.

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

ADVERTISING COSTS—Advertising costs are expensed as incurred and totaled $2.2 million, $2.9 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

COMPREHENSIVE INCOME—Sources of comprehensive income not included in net income are net of tax and consist of unrealized gains and losses (net fair value adjustments) on securities available-for-sale and on derivatives, and additional pension liability.

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

Prior to 2006, stock-based compensation was accounted for using the intrinsic value method under which compensation expense was generally not recognized if the option exercise price was equal to or exceeded the fair market value of the stock on the grant date of the option and there were no performance features attached to the grants. The application of the fair value method in 2005, rather than the intrinsic-value method, would have no effect on 2005 net income.

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

RECENT ACCOUNTING PRONOUNCEMENTS—In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines, and provides guidance as to the measurement of, fair value. This statement creates a hierarchy of measurement and indicates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 applies when assets or liabilities in the financial statements are to be measured at fair value, but does not require additional use of fair value beyond the requirements in other accounting principles. This statement is effective for fiscal years beginning after November 15, 2007, excluding certain nonfinancial assets and nonfinancial liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008 and is not expected to have a significant impact on WesBanco’s financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to report certain financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. WesBanco can elect to apply the standard prospectively and measure certain financial instruments at fair value beginning January 1, 2008. WesBanco has evaluated the guidance contained in SFAS 159, and does not plan to elect the fair value option for additional assets or liabilities, therefore, the statement will have no impact on its financial position and results of operations upon initial adoption.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. WesBanco will adopt the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential real estate loans held for sale that are accounted for as derivatives under SFAS 133. WesBanco does not account for any other written loan commitments at fair value through earnings. This statement is not expected to have a material impact on WesBanco’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for business combinations consummated by WesBanco after December 31, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for years beginning after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. WesBanco is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2007	2006	2005
Numerator for both basic and diluted earnings per share:
Net income	$44,669	$39,035	$42,757

Denominator:
Total average basic common shares outstanding	21,359,935	21,762,567	22,474,645
Effect of dilutive stock options	32,075	54,006	53,617

Total diluted average common shares outstanding	21,392,010	21,816,573	22,528,262

Earnings per share—basic	$2.09	$1.79	$1.90
Earnngs per share—diluted	$2.09	$1.79	$1.90

NOTE 3. BUSINESS COMBINATION

On November 30, 2007, WesBanco completed the acquisition of Oak Hill Financial, Inc. (“Oak Hill”). WesBanco and Oak Hill entered into a definitive Agreement and Plan of Merger on July 19, 2007. Oak Hill was a diversified financial holding company with 37 branch offices located in sixteen counties in southern, central and western Ohio at the time of acquisition. The primary reasons for the merger with Oak Hill were to enhance shareholder value, to improve WesBanco’s competitive position in the financial services industry and to further expand its existing branch network in Ohio. WesBanco’s Consolidated Statements of Income include the results of operations of Oak Hill from the closing date of the acquisition.

The aggregate purchase price for Oak Hill was approximately $191.7 million and was consummated through the exchange of a combination of WesBanco common stock at a rate of 1.256 shares for 90% of Oak Hill’s shares outstanding and $38.00 per share in cash for the remaining 10% of its stock. The acquisition was completed through the issuance of 3,017,989 shares of WesBanco newly issued common stock, the issuance of 3,053,267 shares of WesBanco shares held in treasury and the payment of $20.4 million in cash of which $20.0 million was funded by a line of credit with an independent commercial bank.

WesBanco also paid $4.9 million for Oak Hill’s outstanding stock options to those individuals electing cash instead of WesBanco stock options and recognized $6.5 million in direct costs accounted for as part of the purchase price and included in goodwill associated with the merger, of which $4.1 million remained unpaid at December 31, 2007. The direct merger costs included involuntary employee termination costs of $1.2 million along with legal, accounting, advisory and conversion costs of $4.9 million and an additional $0.4 million in other costs.

Following is a reconciliation of the purchase price allocation:

(in thousands)	Fair Value of Net Assets Acquired
Loans	$975,597
Other tangible assets	260,330
Goodwill	120,133
Other intangible assets consisting primarily of core deposit intangibles of $13,100	14,127
Deposits	(952,419)
Borrowings	(224,875)
Other liabilities	(1,158)

Total purchase price	$191,735

Goodwill and other intangible assets were allocated to WesBanco’s community banking segment. The Oak Hill core deposit intangible has a weighted-average useful life of approximately 10 years.

The following table presents unaudited pro forma combined results of operations of WesBanco and Oak Hill as if the business combination had been completed as of the beginning of each respective period:

	For the years ended December 31,
(in thousands, except per share amounts)	2007	2006
Net Interest Income	$153,310	$161,300
Net Income	54,572	45,827

Pro forma earnings per share—basic	$2.03	$1.65
Pro forma earnings per share—diluted	$2.03	$1.64

Average common shares outstanding—basic	26,908,620	27,833,823
Average common shares outstanding—diluted	26,940,695	27,887,829

The unaudited pro forma combined results of operations include the effect of the sale of $33.8 million of loans and the net amortization/accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the merger date. These adjustments have been consistently applied to each period presented in the above table. The unaudited pro forma information also includes merger-related expenses occurring after the date of the acquisition.

NOTE 4. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

(in thousands)	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies and corporations	$82,618	$906	$(27)	$83,497	$118,174	$—	$(1,108)	$117,066
Mortgage-backed securities and collateralized mortgage obligations	460,818	2,538	(2,334)	461,022	260,608	37	(5,942)	254,703
Obligations of states and political subdivisions	379,131	7,156	(439)	385,848	17,837	38	(289)	17,586

Total debt securities	922,567	10,600	(2,800)	930,367	396,619	75	(7,339)	389,355
Equity securities	4,022	1,303	(57)	5,268	3,996	2,169	—	6,165

Total	$926,589	$11,903	$(2,857)	$935,635	$400,615	$2,244	$(7,339)	$395,520

Held-to-Maturity
Obligations of states and political subdivisions	$—	$—	$—	$—	$341,187	$7,011	$(807)	$347,391
Corporate Securities	1,449	—	—	1,449	—	—	—	—

Total	$1,449	$—	$—	$1,449	$341,187	$7,011	$(807)	$347,391

At December 31, 2007 and 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Effective March 31, 2007, all held-to-maturity securities were transferred to available-for-sale. The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and borrowings that may require pledged collateral. The securities transferred were obligations of states and political subdivisions which have only limited use as pledged collateral due to regulatory and other restrictions. Some securities transferred had a cost basis in excess of fair value. Management has the intent and ability to hold the securities until recovery of their cost. Upon recovery, management may sell certain securities and purchase securities that can be better utilized as pledged collateral. The amortized cost of the transferred securities, at the date of transfer, was $334.9 million; and the pre-tax gain recognized in other comprehensive income relating to the transfer was $5.8 million. WesBanco does not intend to use the held-to-maturity security classification for purchased securities, other than those acquired with Oak Hill, for the foreseeable future.

The following table shows amortized cost and estimated fair values of securities by maturity: (1)

(in thousands)	December 31, 2007
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$144,031	$145,093	$—	$—
After one year, but within five years	552,718	556,970	—	—
After five years, but within ten years	201,502	203,989	—	—
After ten years	28,338	29,583	1,449	1,449

Total	$926,589	$935,635	$1,449	$1,449

(1)	Mortgage-backed securities are assigned to maturity categories based on estimated weighted-average lives. Available-for-sale securities in the after ten-year category include securities with no stated maturity. Other securities with prepayment or call provisions are categorized based on contractual maturities.

Securities with aggregate par values of $378.4 million and $329.6 million and aggregate carrying values of $380.3 million and $329.7 million at December 31, 2007 and 2006, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $48.6 million, $200.2 million and $129.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross security gains on available-for-sale securities of $0.9 million, $0.2 million and $2.0 million and gross security losses on available-for-sale securities of $19 thousand, $8.0 million, and $31 thousand were realized for the years ended December 31, 2007, 2006 and 2005, respectively. The 2006 figure includes other-than-temporary impairment losses of $8.0 million recognized in the first quarter of 2006.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2007 and 2006:

(in thousands)	Less than 12 months			12 months or more			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
December 31, 2007
Other government agencies and corporations	$—	$—	—	$10,973	$(27)	2	$10,973	$(27)	2
Mortgage-backed securities and collateralized mortgage obligations	38,824	(119)	22	158,968	(2,215)	68	197,792	(2,334)	90
Obligations of states and political subdivisions	19,541	(133)	48	40,246	(306)	102	59,787	(439)	150

Total temporarily impaired securities	$58,365	$(252)	70	$210,187	$(2,548)	172	$268,552	$(2,800)	242

December 31, 2006
Other government agencies and corporations	$—	$—	—	$102,066	$(1,108)	18	$102,066	$(1,108)	18
Mortgage-backed securities	80,305	(651)	10	162,053	(5,291)	69	242,358	(5,942)	79
Obligations of states and political subdivisions	4,478	(12)	8	67,772	(1,084)	166	72,250	(1,096)	174

Total temporarily impaired securities	$84,783	$(663)	18	$331,891	$(7,483)	253	$416,674	$(8,146)	271

Unrealized losses in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and are accounted for as an adjustment to other comprehensive income in shareholder’s equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices. WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2007, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income.

NOTE 5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.1 million and $4.5 million at December 31, 2007 and 2006, respectively.

The following table presents changes in the allowance for loan losses:

(in thousands)	For the years ended December 31,
	2007	2006	2005
Balance at beginning of year	$31,979	$30,957	$29,486
Allowance for loan losses of acquired bank	6,405	—	1,947
Provision for loan losses	8,267	8,739	8,045
Charge-offs	(10,073)	(10,697)	(10,601)
Recoveries	1,965	2,980	2,080

Net charge-offs	(8,108)	(7,717)	(8,521)

Balance at end of year	$38,543	$31,979	$30,957

The following tables summarize loans classified as impaired:

	December 31,
(in thousands)	2007	2006
Non-accrual loans	$19,858	$16,154
Other impaired loans	12,838	2,992

Total impaired loans	$32,696	$19,146

	December 31,
(in thousands)	2007	2006
Balance of impaired loans with no allocated allowance for loan losses	$23,836	$10,629
Balance of impaired loans with an allocated allowance for loan losses	8,860	8,517

Total impaired loans	$32,696	$19,146

Allowance for loan losses allocated to impaired loans	$1,553	$1,274

	For the years ended December 31,
(in thousands)	2007	2006	2005
Average impaired loans	$25,916	$16,552	$14,555
Amount of contractual interest income on impaired loans	1,005	1,074	623
Amount of interest income recognized on a cash basis	437	442	147

At December 31, 2007, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creating a valuation allowance in the initial accounting for these loans.

WesBanco acquired $18.7 million of impaired loans in the Oak Hill acquisition which closed on November 30, 2007. These loans were recorded at their fair value of $12.0 million with no associated allowance for loan losses in accordance with the provisions of SOP 03-3. The balance of these loans at December 31, 2007 was $8.0 million. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2007	2006
Other real estate owned	$3,581	$3,394
Repossessed assets	417	658

Total other real estate owned and repossessed assets	$3,998	$4,052

NOTE 6. LOANS SERVICED FOR OTHERS AND MORTGAGE SERVICING RIGHTS

As of December 31, 2007 and 2006, WesBanco serviced loans for others aggregating approximately $367.8 million and $160.1 million, respectively. Such loans are not included in the Consolidated Balance Sheets. At December 31, 2007, WesBanco held custodial funds of $4.5 million relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

At December 31, 2007 and 2006, the unamortized balance of mortgage servicing rights (MSRs) related to these loans was approximately $4.5 million and $1.6 million of capitalized MSRs, respectively. The fair value of the MSRs was $5.2 million and $2.0 million at December 31, 2007 and 2006, respectively, which for all pools exceeded carrying value for both periods. Therefore, no valuation allowance was established at either year end. Amortization of MSRs was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2007	2006
Land and improvements	$20,275	$16,338
Buildings and improvements	96,546	68,499
Furniture and equipment	64,847	51,343

Total cost	181,668	136,180
Accumulated depreciation and amortization	(87,525)	(68,776)

Total premises and equipment, net	$94,143	$67,404

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2007, 2006 and 2005 was $5.9 million, $5.5 million and $6.1 million, respectively.

WesBanco leases certain premises and equipment under non-cancelable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under operating leases, excluding contingent rental payments, was $1.7 million, $1.6 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. WesBanco also has certain contingent operating leases that have a minimum required payment in addition to a payment based upon usage and transactions, as well as certain contingent operating leases whose payment is solely based on usage. WesBanco’s operating lease expense for contingent rentals based on usage or transactions was $0.6 million, $0.6 million and $0.8, for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007 are as follows: (in thousands)

Year	Amount
2008	$1,825
2009	1,469
2010	1,239
2011	1,003
2012	838
2013 and thereafter	6,520

Total (1)	$12,894

(1)	Includes stipulated minimum payments on contingent rentals and excludes any contingent rentals based solely on usage or transactions.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $257.2 million and $137.3 million at December 31, 2007 and 2006, respectively. In 2007, WesBanco capitalized $120.1 million in goodwill and $14.1 million in other intangible assets consisting primarily of core deposit intangibles in connection with the Oak Hill acquisition. Goodwill was allocated to WesBanco’s community banking segment. Other intangible assets are being amortized over estimated useful lives of approximately 10 years. Amortization of other intangible assets totaled $2.5 million for each of the years ended December 31, 2007 and 2006. As required, WesBanco completed its annual goodwill impairment test as of November 30, 2007 and determined that goodwill was not impaired.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2007	2006
Gross carrying amount	$31,752	$17,625
Accumulated amortization	(12,221)	(9,736)

Net carrying amount	$19,531	$7,889

The following table shows WesBanco’s other intangible assets amortization for each of the next five years: (in thousands)

Year	Amount
2008	$4,845
2009	3,430
2010	2,840
2011	2,432
2012	2,026

NOTE 9. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. At December 31, 2007 and 2006, WesBanco had $7.9 million and $8.7 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $3.5 million and $5.9 million, at December 31, 2007 and

2006, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2007, 2006 and 2005 totaling $0.8 million, $0.8 million and $0.9, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $1.0 million, $0.9 million and $0.7 for the years ended December 31, 2007, 2006 and 2005, respectively.

WesBanco is also a limited partner in seven other limited partnerships. Three of the limited partnerships provide seed money and capital to start up companies, another provides media distribution services and the others provide financing to low-income housing projects. At December 31, 2007 and 2006, WesBanco had $3.3 million and $3.0 million, respectively invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2007, 2006 and 2005 which totaled $0.2 million, $0.1 million and $0.1 million, respectively.

NOTE 10. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $580.0 million and $448.0 million as of December 31, 2007 and 2006, respectively. Interest expense on certificates of deposit of $100 thousand or more was $15.8 million, $13.1 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the scheduled maturities of total certificates of deposit are as follows: (in thousands)

Year	Amount
2008	$1,612,700
2009	171,665
2010	90,743
2011	22,337
2012	12,462
2013 and thereafter	9,819

Total	$1,919,726

NOTE 11. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco Bank and Oak Hill Banks are separately chartered banks. WesBanco Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh while Oak Hill Banks is a member of the FHLB of Cincinnati. The FHLB borrowings of Oak Hill Banks are secured by separate blanket liens by the FHLB on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2007 and 2006, outstanding FHLB borrowings and related weighted-average interest rates were $405.8 million and $358.9 million and 4.60% and 3.77% respectively.

At December 31, 2007 and 2006 WesBanco Bank had FHLB borrowings of $266.3 million and $358.9 million, respectively, with a weighted-average interest rate of 4.39% and 3.77%, respectively. Included in WesBanco Bank’s FHLB borrowings at December 31, 2007 and 2006 are $56.5 million and $109.4 million, respectively, in FHLB of Cincinnati advances obtained in conjunction with the Winton and Western Ohio acquisitions. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 83% of the unpaid principal balance. FHLB stock owned by WesBanco Bank totaling $17.2 million at December 31, 2007 and $21.6 million at December 31, 2006 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco Bank with the FHLB at December 31, 2007 and 2006 was $1,120.9 million and $1,048.5 million, respectively.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $266.3 million outstanding at December 31, 2007, $223.8 million in FHLB convertible advances are subject to conversion to a variable rate advance by the FHLB. Of these, $31.2 million are from the FHLB of Cincinnati, which upon conversion are subject to call by the FHLB due to WesBanco Bank no longer maintaining its membership in such FHLB.

At December 31, 2007 Oak Hill Banks had FHLB borrowings of $139.5 million, with a weighted-average interest rate of 4.99%. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at 95% of the unpaid principal balance. FHLB stock owned by Oak Hill Banks totaling $8.1 million at December 31, 2007 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Oak Hill Banks with the FHLB at December 31, 2007 was $82.2 million.

The following table summarizes the combined FHLB maturities at December 31, 2007 based on contractual dates and effective interest rates: (dollars in thousands)

Year	Scheduled Maturity	Weighted Average Rate
2008	$51,001	4.61%
2009	102,644	4.46%
2010	112,994	4.80%
2011	35,889	4.76%
2012	56,797	4.55%
2013 and thereafter	46,473	4.88%

Total	$405,798	4.60%

NOTE 12. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

(in thousands)	December 31,
	2007	2006	2005
Federal funds purchased	$52,000	$50,000	$74,000
Securities sold under agreements to repurchase	228,870	142,591	153,536
Treasury tax and loan notes and other	645	1,933	4,265
Revolving line of credit	48,000	8,037	12,500

Total	$329,515	$202,561	$244,301

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2007	2006	2005
Outstanding balance at year end	$228,870	$142,591	$153,536
Average balance during the year	142,246	131,562	176,828
Maximum month-end balance during the year	236,964	185,093	207,877
Average interest rate at year end	3.20%	4.73%	3.55%
Average interest rate during the year	4.65%	4.42%	2.77%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. In addition, $142.0 million of the balance outstanding at December 31, 2007 was transacted with other banks, of which $100.0 million of such agreements are callable after six months under certain circumstances, have a three-year maturity and float after the initial six-month period based on the three-month LIBOR with an associated floor and cap embedded in the agreements.

WesBanco (parent company) has a $48.0 million line of credit with a third-party bank that bears interest at an adjusted LIBOR rate plus 90 basis points as defined in the agreement. The line matures in July 2008 and contains a financial covenant of which WesBanco was in compliance with as of December 31, 2007. At December 31, 2007 the balance outstanding on the line of credit was $48.0 million.

NOTE 13. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, and WesBanco, Inc. Capital Trusts IV, V and VI, (“Trusts”) and Oak Hill Capital Trusts I, II, III and IV, are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Pooled Trust Preferred Securities (“Trust Preferred Securities”) through pooled trust preferred programs and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco and Oak Hill, which are the sole assets of the Trusts. The Trusts pays dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco and Oak Hill on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the junior subordinated debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. Oak Hill organized Trust I in 2000, Trusts II and III in 2004, and Trust IV in 2005.

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

The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of December 31, 2007:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008	(6)
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008	(6)
WesBanco, Inc. Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009	(6)
WesBanco, Inc. Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009	(6)
WesBanco, Inc. Capital Trust VI (5)	15,000	464	15,464	3/17/2035	3/17/2010	(6)

Total trust preferred securities	85,000	2,638	87,638

Oak Hill Capital Trust I (7)	5,000	73	5,073	3/8/2030	3/8/2010	(11)
Oak Hill Capital Trust II (8)	5,000	73	5,073	10/18/2034	10/18/2009	(12)
Oak Hill Capital Trust III (9)	8,000	167	8,167	10/18/2034	10/18/2009	(12)
Oak Hill Capital Trust IV (10)	5,000	73	5,073	6/30/2035	6/30/2015	(12)

Total trust preferred securities	23,000	386	23,386

Total consolidated trust preferred securities	$108,000	$3,024	$111,024

(1)	Fixed rate of 5.80% through June 30, 2008 and three-month LIBOR plus 3.15% thereafter.

(2)	Fixed rate of 5.55% through June 26, 2008 and three-month LIBOR plus 3.10% thereafter.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 7.64% through March 16, 2008, adjustable quarterly.
(4)	Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.
(5)	Fixed rate of 6.37% through March 17, 2010 and three-month LIBOR plus 1.77% thereafter.
(6)	Redeemable at par at anytime after the noted date.
(7)	Fixed rate of 10.875% through maturity.
(8)	Fixed rate of 6.24% through 10/18/09 and three-month LIBOR plus 2.40%, adjustable quarterly.
(9)	Floating rate of three-month LIBOR plus 2.30%, adjustable quarterly through maturity.
(10)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60%, adjustable quarterly.
(11)	Redeemable at premium from March 8, 2010 through March 18, 2019 and at par thereafter.
(12)	Redeemable at par after the noted date.

NOTE 14. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN—At December 31, 2007, substantially all employees were participants in the WesBanco Defined Benefit Pension Plan (“The Plan”). The Plan covers those employees who satisfy minimum age and length of service requirements. Benefits of the Plan are generally based on years of service and the employee’s compensation during the last five years of employment. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. WesBanco uses a December 31 measurement date for its Defined Benefit Pension Plan.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(in thousands)	2007	2006
Accumulated benefit obligation at end of year	$43,062	$42,821

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$50,161	$49,400
Service cost	2,413	2,339
Interest cost	2,979	2,736
Actuarial gain	(3,387)	(2,979)
Benefits paid	(2,813)	(2,481)
Change in plan provisions	—	391
Merger of plan obligation	—	755

Projected benefit obligation at end of year	$49,353	$50,161

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$51,084	$44,339
Actual return on plan assets	3,214	4,869
Employer contributions	3,000	3,000
Benefits paid	(2,813)	(2,481)
Merger of plan obligation	—	1,357

Fair value of plan assets at end of year	$54,485	$51,084

Amounts recognized in the statement of financial position
Funded status	$5,132	$923
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Net amounts recognized as prepaid pension costs in the consolidated balance sheets	$5,132	$923

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$25	$(92)
Unrecognized net loss	6,393	9,490

Net amounts recognized in accumulated other comprehensive income:	$6,418	$9,398

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.50%	6.00%
Rate of compensation increase	3.50%	3.50%

The components of and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$2,413	$2,339	$2,155
Interest cost	2,979	2,736	2,657
Expected return on plan assets	(4,265)	(3,715)	(3,319)
Amortization of prior service cost	(117)	(143)	(143)
Amortization of net loss	760	1,038	918

Net periodic pension cost	$1,770	$2,255	$2,268

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Prior service cost for period	$—	$391	$—
Net gain for period	(2,337)	(4,133)	—
Amortization of prior service cost	117	143	—
Amortization of net loss	(760)	(1,038)	—

Total recognized in accumulated other comprehensive income	$(2,980)	$(4,637)	$—

Total recognized in net periodic pension benefit costs and accumulated other comprehensive income	$(1,210)	$(2,382)	$2,268

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected long-term return on assets	8.50%	8.50%	8.50%

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into the net periodic benefit costs over the next fiscal year are $492 and $(117) respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized.

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

A maximum of 10% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. Although most of the portfolio will be invested in large capitalization stocks, up to 25% of the equity portfolio may be invested in NASDAQ stocks. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated BAA1 or BBB+ or higher. No more than 10% shall be invested in bonds or notes issued by the same corporation with a maximum term of ten years. There is no limit on the holdings of U.S.

Treasury or Federal Agency Securities. At December 31, 2007 and 2006 the Plan’s equity securities included 55,300 and 58,300 shares of WesBanco common stock with a fair market value of $1.1 million and $2.0 million. Dividends received on WesBanco stock held by the plan were $0.1 million for each of the years ended December 31, 2007 and 2006, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2007	December 31,
		2007	2006
Asset Category:
Equity securities	50 – 75%	58%	61%
Debt securities	25 – 50%	35%	30%
Cash and cash equivalents	0 – 25%	7%	9%

Total		100%	100%

CASH FLOWS—WesBanco has no required minimum contribution to the Plan for 2008 and as of December 31, 2007 has not determined the amount of any voluntary contributions it may make in 2008.

The following table presents estimated benefits to be paid in each of next five years and in the aggregate for the five years thereafter: (in thousands)

2008	$1,878
2009	1,961
2010	2,086
2011	2,220
2012	2,428

2013 to 2017	16,782

EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory internally leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Annual contributions are made to the ESOP as required by the loan agreement discussed below and at the discretion of the Board of Directors. In 2006 the Board of Directors elected to retain an enhanced company match to the 401(k) in lieu of making any further discretionary contributions to the ESOP portion of the plan. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the three years ended December 31, 2007, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions.

WesBanco’s ESOP previously established a $2.0 million revolving line of credit with the Bank, bearing interest at a rate equal to the Bank’s base rate and requiring annual repayments of principal equal to 20% of the balance outstanding at January 1 of each year. The line of credit matured on December 15, 2005, with a final balloon payment equal to all unpaid principal and interest due and payable at that time. Interest paid to the Bank by the ESOP during 2005 totaled $12 thousand.

As of December 31, 2007, the KSOP held 560,991 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. In previous years shares were released based on a formula, which considered the amount of principal and interest paid on the ESOP loan for such year over the principal and interest to be paid for that period and all future periods. Dividends earned on unallocated shares were used to pay interest on the ESOP loan in years through 2005 and for the year ended December 31, 2005 totaled $20 thousand. Dividends on allocated shares are either distributed to employee accounts or paid in cash to the participant, at their election. Total expense for the KSOP for each of the three years ended December 31, 2007 was $1.3 million. Total expense for the ESOP component of the KSOP for the year ended December 31, 2005 was $0.5 million.

Oak Hill has a profit sharing and 401(k) savings plan covering all employees who have attained the age of twenty-one and completed three months of continuous service. The profit-sharing plan is non-contributory by employees and contributions to the plan are made at the discretion of the Board of Directors. No profit sharing contributions were made during the one month ended December 31, 2007. The 401(k) savings plan allows employees to make voluntary, tax-deferred contributions of up to 15% of their base annual compensation. Then Bank provides, at its discretion, a 50% matching of funds for each participant’s contribution, subject to a maximum of 6% of base compensation. The Bank’s matching contributions under the 401(k) plan totaled $48 thousand for the one month ended December 31, 2007. On November 30, 2007 the Oak Hill profit sharing and 401(k) savings plans were closed to new participants. Based on eligibility dates, all new Oak Hill participants were automatically enrolled in the WesBanco 401(k) plan. WesBanco intends to merge the Oak Hill plan into its plan during the second quarter of 2008.

KEY EXECUTIVE INCENTIVE BONUS AND STOCK OPTION PLAN—The Key Executive Incentive Bonus and Stock Option Plan, which commenced in 1998, is a non-qualified plan that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or granting of stock options, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals or on a time based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee.

Compensation expense for the Annual Bonus recorded in 2007 was $1.0 million and in each of 2006 and 2005 was $0.8 million. During 2007, 2006 and 2005, WesBanco deferred a portion of these awards in the amounts of $95 thousand, $95 thousand and $100 thousand, respectively, to certain officers as an inducement to retain their services. Such deferred bonuses generally are paid, assuming continued service, one-third each year commencing in the third year after they are deferred.

The stock option component provides for granting of stock options to eligible employees. Compensation expense for the Stock Option Plan recorded in 2007 was $0.2 million and $0 in each of 2006 and 2005. The maximum term of all options granted under WesBanco’s Stock Option Plan is ten years from the original grant date. At December 31, 2007 and 2006, WesBanco had 264,369 and 309,069 shares remaining for future issuance under equity compensation plans, respectively. In 2007, WesBanco assumed 16,390 vested stock options, adjusted for the WesBanco common stock exchange ratio, from Oak Hill in conjunction with the November 30, 2007 merger at an average exchange-adjusted option price of $29.09 per share, for certain of their former officers and other employees.

During 2007, WesBanco’s Board of Directors approved a 44,700 share stock option grant to selected participants, including certain named executive officers. The stock option grants were effective as of May 16, 2007, at a grant price of $30.75, which was the closing price of the stock on May 15, 2007. These options were not performance-based and became vested as of December 31, 2007. These options will expire seven years from the date of grant, or May 16, 2014.

The total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was $0.2 million and $0.4 million, respectively. The cash received and related tax benefit realized from stock options exercised at December 31, 2007 and 2006 was $0.6 million and $0.1 million and $1.2 million and $0.2 million, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2007	2006	2005
Weighted-average life	7 Years	6 Years	6 Years
Risk-free interest rates	4.56%	5.04%	3.80%
Dividend yield	3.57%	3.60%	3.65%
Volatility factors	21.43%	27.01%	29.33%
Fair value of the grants	$4.95	$6.99	$6.63

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

The following table shows the share activity in the Option Plan:

For the year ended December 31, 2007	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	403,253	$24.75
Granted during the year	44,700	30.75
Assumed in acquisition	16,390	29.09
Exercised during the year	(24,697)	22.67
Forfeited or expired during the year	(68,942)	29.54

Outstanding at end of the year	370,704	$24.92

Exercisable at year end	341,698	$24.50

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $0.1 million.

The following table shows the average remaining life of the stock options at December 31, 2007:

Year Issued	Exerciseable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
1998	7,110	$29.50	7,110	$29.50	0.12
2000	10,500	22.00	10,500	22.00	2.32
2001	64,910	20.74	64,910	20.74	3.30
2002	134,000	23.96	134,000	23.96	4.89
2004	49,500	26.60	49,500	26.60	6.39
2005 (1)	14,988	11.59 to 17.55	14,988	14.55	3.23
2006	—	29.86	29,006	29.86	8.38
2007 (2)	16,390	24.25 to 29.63	16,390	29.09	6.88
2007	44,300	30.75	44,300	30.75	6.38

Total	341,698	$11.59 to $30.75	370,704	$24.92	5.12

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton.

(2)	Remaining options assumed in the November 30, 2007 acquisition of Oak Hill.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Professional fees	$6,769	$5,369	$5,252
General and administrative	2,477	1,684	1,710
Supplies	1,929	1,870	1,921
Postage	3,227	3,167	3,022
Telecommunications	2,070	2,891	3,424
Miscellaneous taxes	5,633	6,133	4,838
Other	8,313	7,788	8,183

Total other expenses	$30,418	$28,902	$28,350

NOTE 16. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(11.0)%	(11.4)%	(11.8)%
State income taxes, net of federal tax effect	1.0%	0.2%	0.8%
Bank-owned life insurance	(2.7)%	(2.2)%	(1.5)%
General business credits	(1.9)%	(1.9)%	(1.2)%
Tax effect of amended returns	(0.6)%	0.0%	0.0%
Correction of prior period security accretion	(3.1)%	0.0%	0.0%
All other—net	(1.5)%	(0.5)%	0.2%

Effective tax rate	15.2%	19.2%	21.5%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$9,146	$9,337	$7,958
State	987	314	14
Deferred:
Federal	(1,901)	(245)	3,099
State	(211)	(143)	651

Total	$8,021	$9,263	$11,722

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Securities, derivative transactions and defined benefit pension plan	$6,880	$3,067	$(3,565)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2007	2006	2005
Deferred tax assets:
Allowance for loan losses	$14,580	$12,559	$12,146
Compensation and benefits	1,039	1,804	—
Allowance for SOP 03-3 loans	1,063	—	—
Purchase accounting adjustments	654	932	1,419
Fair value adjustments on securities available-for-sale and derivatives	—	2,087	5,150
Tax credit carryforwards	4,846	325	1,209
Federal net operating loss carryforwards	3,286	—	—
Other	649	765	500

Gross deferred tax assets	26,117	18,472	20,424

Deferred tax liabilities:
Depreciation and amortization	(95)	(332)	(451)
Accretion on securities	(1,239)	(2,953)	(2,365)
FHLB stock dividends	(1,924)	(1,454)	(4,143)
Compensation and benefits	—	—	(1,489)
Mortgage servicing rights	(1,632)	(664)	(726)
Deferred loan fees and costs	(2,962)	(1,481)	(701)
Fair value adjustments on securities available-for-sale and derivatives	(3,468)	—	—

Gross deferred tax liabilities	(11,320)	(6,884)	(9,875)

Net deferred tax assets	$14,797	$11,588	$10,549

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $3.9 million of general business credit carryforwards which expire between 2024 and 2027. WesBanco also has $0.9 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has a deferred tax asset of approximately $3.3 million which represents the tax effect of federal net operating loss carryforwards which expire between 2024 and 2027.

As a result of the Western Ohio, Winton and Oak Hill acquisitions, retained earnings at December 31, 2007 and 2006 include $12.0 and $10.5 million, respectively, for which no provision for income taxes has been recorded. These amounts represent the qualifying and non-qualifying tax bad debt reserves of Western Ohio, Winton and Oak Hill as of December 31, 1987, which was the base year of Western Ohio, Winton and Oak Hill for calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability is $4.7 million and $4.2 million, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

For the years ended December 31, 2007, 2006 and 2005, income tax benefits of $0.1, $0.8 and $0.9 million, respectively, were credited to shareholders’ equity related to the exercise of nonqualified stock options and distributions of deferred directors’ benefits.

Federal and state income taxes applicable to securities transactions totaled $0.4 million, $(3.1) million, and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On January 1, 2007, WesBanco adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure, and transition. The adoption of FIN 48 at January 1, 2007 did not have a material impact on WesBanco’s financial statements.

At January 1, 2007 (date of adoption) and December 31, 2007, WesBanco had approximately $1.8 million and $2.1 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2007, $1.3 million of these tax benefits would affect the effective tax rate if recognized. As of December 31, 2007, accrued interest related to uncertain tax positions was $0.2 million, net of the related federal tax benefit. WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as various state income tax jurisdictions. WesBanco is no longer subject to federal examination for years prior to 2004. Oak Hill’s 2004 federal income tax return is presently under examination. WesBanco is no longer subject to state income tax examinations for years prior to 2004. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which WesBanco is subject. Management does not anticipate the federal examination will result in an unfavorable material change to its financial position. However, WesBanco does anticipate that a reduction in the unrecognized tax benefits of up to $1.1 million may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations which may result in a reduction in income taxes of up to $0.3 million.

UNRECOGNIZED TAX BENEFITS

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

For the year ended December 31, 2007
Balance at beginning of year	$1,911
Additions based on tax positions related to the current year	329
Additions for tax positions of prior years	571
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(267)
Settlements	(275)

Balance at end of year	$2,269

NOTE 17. OAK HILL BANKS COMMUNITY DEVELOPMENT CORPORATION

During 2004, Oak Hill announced that Oak Hill Banks Community Development Corp. (“OHBCDC”), a wholly-owned subsidiary and Certified Development Entity (“CDE”), had been selected to receive a $20.0 million allocation of new markets tax credits (“NMTC”) authority. During 2007, Oak Hill announced that OHBCDC had been selected to receive an additional $40.0 million allocation of NMTC authority. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20 percent and/or median family incomes that are less than or equal to 80 percent of the area median family income.

The credit provided to the investor totals 39 percent of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to five percent of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to six percent of the total amount the investor paid to the CDE for each QEI. Oak Hill has paid the OHBCDC $20.0 million for its QEIs. Oak Hill paid $10.0 million to OHBCDC during 2005 and 2004, which is the maximum total of $20.0 million permitted for its QEIs in OHBCDC. Under the authority received during 2007, Oak Hill will invest up to $40.0 million in OHBCDC and will be eligible to receive credits totaling $15.6 million over the seven-year credit allowance period.

OHBCDC utilized its $20.0 million of QEI proceeds to provide “New Markets” loans to qualifying businesses located in eleven southern Appalachian counties in rural southern Ohio. It also provides financial counseling services through a formal program of community business workshops. Under its New Markets loan program, OHBCDC provides short-term and long-term loans to a variety of qualifying businesses with non-conventional, non-conforming terms and conditions, including reduced fees, extended repayment terms, and below-market interest rates. The payments received on the loans made from the $20.0 million allocation continue to be invested in the New Markets loan program for the remainder of the seven-year allowance period.

The $40.0 million allocation of NMTC authority received in 2007 is available to qualifying businesses in eleven southern Appalachian counties in rural southern Ohio. Financial counseling services will provide new business workshops in the eleven county service area as well as business counseling to Qualified Active Low Income Community Business (“AQLICB”). Flexible products for the New Markets loan program remain the same as the previous $20.0 million allocation.

At December 31, 2007, Oak Hill had paid to OHBCDC $20.0 million for QEIs in OHBCDC. Oak Hill recognized $1.1 million, $1.0 million and $1.0 million in new markets tax credits in its federal income tax returns for the period ended November 30, 2007 and each of the years ended December 31, 2006 and 2005, respectively. The following table sets forth the new markets tax credits expected to be claimed by Oak Hill for years 2008 through 2011 with respect to the aggregate QEI amounts paid by Oak Hill during 2005 and 2004. These tax credits may be subject to certain general business tax credit limitations, as well as the alternative minimum tax.

(in thousands)	Aggregate QEI Amount	New Markets Tax Credit
Year		2008	2009	2010	2011
2004	$10,000	$600	$600	$600	$—
2005	10,000	600	600	600	600

Total	$20,000	$1,200	$1,200	$1,200	$600

The new markets tax credits claimed by Oak Hill with respect to each QEI remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	if less than substantially all (generally defined as 85%) of the QEI proceeds are not used by OHBCDC to make qualified low income community investments;

•	OHBCDC ceases to be a CDE; or

•	OHBCDC redeems its QEI investment prior to the end of the current credit allowance periods.

At December 31, 2007, 2006 and 2005 none of the above recapture events had occurred, nor in the opinion of management are such events likely to occur in the foreseeable future.

NOTE 18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the estimates of fair value of financial instruments:

	December 31,
	2007		2006
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$130,495	$130,495	$96,605	$96,605
Securities held-to-maturity	1,449	1,449	341,187	347,391
Securities available-for-sale	935,635	935,635	395,520	395,520
Net loans	3,682,006	3,690,921	2,876,234	2,816,272
Loans held for sale	39,717	39,774	3,170	3,133
Accrued interest receivable	23,677	23,677	19,180	19,180
Cash surrender value of bank owned life insurance	98,273	98,273	82,473	82,473
Financial liabilities:
Deposits	3,907,930	3,913,775	2,995,547	2,991,336
Federal Home Loan Bank borrowings	405,798	413,793	358,907	353,356
Other borrowings	329,515	328,741	202,561	202,537
Junior subordinated debt	111,024	102,545	87,638	87,930
Accrued interest payable	12,965	12,965	10,174	10,174
Derivatives:
Interest rate swaps	(58)	(58)	(97)	(97)

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

NOTE 19. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Net income	$44,669	$39,035	$42,757
Securities available for sale:
Net change in unrealized gains (losses) on securities available-for-sale	9,299	(615)	(8,751)
Related income tax (expense) benefit (1)	(3,751)	243	3,457
Unrealized gains from transfer of securities from held-to-maturity to available-for-sale	5,817	—	—
Related income tax expense (1)	(2,298)	—	—
Net securities (gains) losses reclassified into earnings	(943)	7,797	(1,954)
Related income tax expense (benefit) (1)	373	(3,080)	772

Net effect on other comprehensive income for the period	8,497	4,345	(6,476)

Cash flow hedge derivatives:
Net change in unrealized gains on derivatives	38	593	1,779
Related income tax expense (1)	(15)	(234)	(703)
Net derivative gains reclassified into earnings	—	(10)	(99)
Related income tax expense (1)	—	4	39

Net effect on other comprehensive income for the period	23	353	1,016

Defined benefit pension plan:
Amortization of prior service costs	(117)	—	—
Related income tax expense (1)	46	—	—
Amortization of unrealized loss	3,099	—	—
Related income tax benefit (1)	(1,235)	—	—

Net effect on other comprehensive income for the period	1,793	—	—

Total other comprehensive income (loss)	10,313	4,698	(5,460)

Comprehensive income	$54,982	$43,733	$37,297

(1)	Related income tax expense (benefit) is calculated using a combined Federal and State income tax rate approximating 40%.

The activity in accumulated other comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows:

(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total
Balance at January 1, 2005	$—	$(987)	$(1,428)	$(2,415)
Period change, net of tax	—	(6,476)	1,016	(5,460)

Balance at December 31, 2005	$—	$(7,463)	$(412)	$(7,875)
Period change, net of tax	(5,686)	4,345	353	(988)

Balance at December 31, 2006	$(5,686)	$(3,118)	$(59)	$(8,863)
Period change, net of tax	1,793	8,497	23	10,313

Balance at December 31, 2007	$(3,893)	$5,379	$(36)	$1,450

NOTE 20. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with loan commitments was $0.2 million and zero as of December 31, 2007 and 2006, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $38.0 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.1 million and $0.2 million as of December 31, 2007 and 2006, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and letters of credit outstanding:

	December 31,
(in thousands)	2007	2006
Commitments to extend credit	$687,352	$528,888
Standby letters of credit	51,363	44,168
Commercial letters of credit	3,753	—

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 21. DERIVATIVES

WesBanco may from time to time enter into derivative financial instruments, primarily interest rate swap agreements, to manage its own risks arising from movements in interest rates and to facilitate asset/liability management strategies.

During 2001, WesBanco entered into interest rate swap agreements, designated as cash flow hedges that effectively converted $125.0 million of its variable rate prime based money market deposit accounts to a fixed-rate basis with an average term of seven years, thus reducing the impact of rising interest rates on future interest expense. During 2006, interest rate swap agreements with a total notional amount of $43.3 million were terminated resulting in a loss of $47 thousand. For the years ended December 31, 2007, 2006 and 2005, WesBanco recorded interest expense on swap agreements totaling $0.1 million, $0.2 million and $1.0 million, respectively. At December 31, 2007 the net fair value adjustments on interest rate swap agreements recorded as a liability on the Consolidated Balance Sheets reflected unrealized pretax net losses of $58 thousand. These unrealized net losses may be reclassified from accumulated other comprehensive income to earnings during 2007 as interest payments are made to the counterparties based on current market rates. Fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to the average fixed pay rate and projected variable receive rate over the remaining term of the derivative. If derivatives are held to their respective dates, no fair value gain or loss is realized. Management assesses the effectiveness of the hedging relationship on a retrospective basis using a dollar-offset calculation. The company relies on a qualitative assessment of terms, a quantitative assessment of future cash flows and the results of the dollar-offset calculation as its basis to assess the effectiveness of these hedges on a prospective basis. The company measures ineffectiveness of these hedges using the hypothetical derivative method. For 2007 and 2006 there was no hedge ineffectiveness recorded in the Consolidated Statements of Income for these transactions.

The following table details the interest rate swaps and their associated hedged liability outstanding at December 31, 2007 and 2006:

(dollars in thousands)
Derivative Type	Maturity	Hedged Liability	Swap Notional Amount	Fair Value	Swap Fixed Interest rate Range	Swap Variable Interest Rate Range
December 31, 2007		Prime based money
Interest Rate Swap	2008	market deposit accounts	$24,267	$(58)	3.96% to 4.73%	3.26% to 3.99%

December 31, 2006		Prime based money
Interest Rate Swap	2008	market deposit accounts	$27,551	$(97)	3.96% to 4.73%	3.71% to 4.54%

NOTE 22. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $21.3 million, $19.0 million and $21.7 million as of December 31, 2007, 2006, and 2005, respectively. During 2007, $4.0 million in related party loans were funded, $4.9 million were acquired with Oak Hill, $4.5 million were repaid and $2.1 million were no longer considered related party interests. At December 31, 2007, 2006 and 2005, none of the outstanding related party loans were past due 90 days or more, renegotiated or considered to be non-accrual.

NOTE 23. REGULATORY MATTERS

Oak Hill Banks, which was acquired on November 30, 2007 is a state non-member bank regulated by the Federal Deposit Insurance Company (“FDIC”). Effective February 15, 2008, WesBanco Bank, which had been regulated by the Federal Reserve, also became a state non-member bank regulated by the FDIC. The Federal Reserve remains the primary regulator for WesBanco, Inc. (parent company).

WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary banks to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by a bank to a parent holding company is subject to federal and state banking regulations. Under applicable federal regulations, appropriate bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In December 2007, WesBanco requested and received regulatory approval for a dividend of $35 million that was in excess of the net profits limitation of WesBanco Bank. The proceeds of this dividend, which were paid in December, were utilized to contribute $20 million to Oak Hill Banks and to reduce the outstanding balance on a line of credit. The contribution to Oak Hill Banks assured the continuation of its “well capitalized” status as defined below.

WesBanco and its banking subsidiaries are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. Average required reserve balances during 2007 and 2006 were approximately $12.6 million and $9.6 million, respectively. Oak Hill Banks maintained an average of $25 thousand for both 2007 and 2006.

Additionally, WesBanco and the banks are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and the banks were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2007 and 2006. There are no conditions or events since December 31, 2007 that management believes have changed WesBanco’s “well-capitalized” category.

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

WesBanco currently has $111.0 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $108.0 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the banks:

(dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	December 31, 2007		December 31, 2006
				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00	%(3)	N/A	$410,140	9.90%	$365,591	9.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	410,140	10.43%	365,591	12.35%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	449,052	11.41%	397,741	13.44%
WesBanco Bank, Inc.
Tier 1 Leverage	4.00%		5.00%	$327,316	8.57%	$363,647	9.24%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	327,316	11.07%	363,647	12.35%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	359,616	12.17%	395,796	13.44%
Oak Hill Banks, Inc.
Tier 1 Leverage	4.00%		5.00%	$96,266	8.52%	$95,438	7.62%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	96,266	9.77%	95,438	9.10%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	102,878	10.45%	113,362	10.81%

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 24. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2007	2006
ASSETS
Cash and short-term investments	$21,295	$2,135
Investment in subsidiaries—Banking	698,122	498,654
Investment in subsidiaries—Nonbank	4,618	4,599
Securities available-for-sale, at fair value	4,244	5,873
Other assets	17,914	9,626

Total Assets	$746,193	$520,887

LIABILITIES
Borrowings	$51,000	$11,036
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,024	87,638
Dividends payable and other liabilities	3,850	5,338

Total Liabilities	165,874	104,012
SHAREHOLDERS’ EQUITY	580,319	416,875

Total Liabilities and Shareholders’ Equity	$746,193	$520,887

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2007	2006	2005
Dividends from subsidiaries—Banking	$86,800	$43,000	$40,500
Dividends from subsidiaries—Nonbank	472	—	735
Income from securities	142	179	166
Net securities gains	648	30	575
Other income	319	270	147

Total income	88,381	43,479	42,123
Total expense	8,559	7,146	6,842

Income before income tax benefit and undistributed net income of subsidiaries	79,822	36,333	35,281
Income tax benefit	(3,055)	(2,818)	(2,464)

Income before undistributed net income of subsidiaries	82,877	39,151	37,745
(Excess dividends) undistributed net income of subsidiaries	(38,208)	(116)	5,012

NET INCOME	$44,669	$39,035	$42,757

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$44,669	$39,035	$42,757
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends (undistributed net income) of subsidiaries	38,208	116	(5,012)
Gains on sale of securities	(648)	(30)	(575)
(Decrease) increase in other assets	(2,923)	(63)	201
Other—net	996	1,845	1,489

Net cash provided by operating activities	80,302	40,903	38,860

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,751	30	945
Payments for purchases	—	(10)	(144)
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(42,529)	—	(36,489)

Net cash (used in) provided by investing activities	(40,778)	20	(35,688)

FINANCING ACTIVITIES
Payments on ESOP debt	—	—	(253)
Increase (decrease) in borrowings	39,964	(4,464)	15,500
Issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	—	15,464
Purchases of treasury stock—net	(30,123)	(14,147)	(36,622)
Dividends paid	(30,205)	(23,071)	(22,785)
Other	—	199	—

Net cash used in financing activities	(20,364)	(41,483)	(28,696)

Net increase (decrease) in cash and cash equivalents	19,160	(560)	(25,524)
Cash and short-term investments at beginning of year	2,135	2,695	28,219

Cash and short-term investments at end of year	$21,295	$2,135	$2,695

NOTE 25. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.1 billion, $3.0 billion and $2.6 billion at December 31, 2007, 2006, and 2005, respectively. These assets are held by the Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed Financial Information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2007:
Interest income	$236,393	—	$236,393
Interest expense	117,080	—	117,080

Net interest income	119,313	—	119,313
Provision for loan losses	8,516	—	8,516

Net interest income after provision for loan losses	110,797	—	110,797
Non-interest income	36,727	$16,212	52,939
Non-interest expense	101,817	9,229	111,046

Income before provision for income taxes	45,707	6,983	52,690
Provision for income taxes	5,228	2,793	8,021

Net income	$40,479	$4,190	$44,669

Goodwill and core deposit intangibles	$276,730	$—	$276,730
Net deferred tax assets	14,797	—	14,797
Total assets	$5,376,180	$8,146	$5,384,326
For the year ended December 31, 2006:
Interest income	$227,269	—	$227,269
Interest expense	104,436	—	104,436

Net interest income	122,833	—	122,833
Provision for loan losses	8,739	—	8,739

Net interest income after provision for loan losses	114,094	—	114,094
Non-interest income	25,369	$15,039	40,408
Non-interest expense	97,237	8,967	106,204

Income before provision for income taxes	42,226	6,072	48,298
Provision for income taxes	6,834	2,429	9,263

Net income	$35,392	$3,643	$39,035

Goodwill and core deposit intangibles	$145,147	$—	$145,147
Net deferred tax assets	11,588	—	11,588
Total assets	$4,082,868	$6,275	$4,089,143
For the year ended December 31, 2005:
Interest income	$224,745	—	$224,745
Interest expense	92,434	—	92,434

Net interest income	132,311	—	132,311
Provision for loan losses	8,045	—	8,045

Net interest income after provision for loan losses	124,266	—	124,266
Non-interest income	24,828	$14,305	39,133
Non-interest expense	100,210	8,710	108,920

Income before provision for income taxes	48,884	5,595	54,479
Provision for income taxes	9,484	2,238	11,722

Net income	$39,400	$3,357	$42,757

Goodwill and core deposit intangibles	$147,658	$—	$147,658
Net deferred tax assets	10,549	—	10,549
Total assets	$4,419,123	$2,992	$4,422,115

NOTE 26. BRANCH SALES—SUBSEQUENT EVENT (UNAUDITED)

WesBanco entered into definitive agreements in January, 2008 to sell eight of the branches it acquired in the Oak Hill merger transaction to three purchasers, subject to regulatory approval. However, the boards of directors of WesBanco and one of the purchasers of three of the branches determined that it was in the respective best interests of the companies to terminate the branch purchase agreement. The sale of the remaining five branches are expected to close in April, 2008. As of December 31, 2007, these five branches had $67.4 million in deposits, $35.9 million in loans and $1.8 million in premises and equipment. These loans have been classified as loans held for sale while the premises and equipment have been classified as held for sale in other assets on the consolidated balance sheet.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2007, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control–Integrated Framework.” This assessment did not include internal control over financial reporting related to Oak Hill, which WesBanco acquired on November 30, 2007. Total assets and net assets from the former Oak Hill approximated $1.4 billion and $ 0.2 billion, respectively, at December 31, 2007. Additionally, net interest income and net income of the acquired operations of Oak Hill were approximately $ 3.5 million and $ 0.9 million, respectively, from December 1, 2007 through December 31, 2007. Based on the assessment, management determined that, as of December 31, 2007, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/S/ PAUL M. LIMBERT	/S/ ROBERT H. YOUNG
Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young, LLP Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of WesBanco, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oak Hill Financial, Inc., which is included in the 2007 consolidated financial statements of WesBanco, Inc. and constituted approximately $1.4 billion and $0.2 billion of total assets and net assets, respectively, as of December 31, 2007 and approximated $3.5 million and $0.9 million of net interest income and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of WesBanco, Inc. also did not include an evaluation of the internal control over financial reporting of Oak Hill Financial, Inc.

In our opinion, WesBanco, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007, of WesBanco, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 11, 2008

ITEM. 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information relating to compensation of directors and executive officers is set forth under the heading “Compensation of Executive Officers” and “Meetings of Board of Directors and Committees and Compensation of Members” in the Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the beneficial ownership of WesBanco’s common stock by all directors, each executive officer named in the “Summary Compensation Table” in the Proxy Statement and all executive officers and directors as a group is set forth under the heading “Ownership of Securities by Directors, Nominees and Officers” in the Proxy Statement and is incorporated by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	370,704	$24.92	264,369
Equity compensation plans not approved by security holders	None	None	None

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to transactions and relationships with certain directors and executive officers of WesBanco is set forth under the heading “Transactions with Directors and Officers” in the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under Note 22, “Transactions with Related Parties” in the Consolidated Financial Statements.

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

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Agreement and Plan of Merger dated April 1, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 10, 2004.

2.2	First Amendment to Agreement and Plan of Merger dated July 13, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

2.3	Agreement and Plan of Merger dated August 25, 2004, by and between WesBanco, Inc., WesBanco Bank, Inc., Winton Financial Corporation and Winton Savings and Loan Co.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 and Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 27, 2004.

2.4	Agreement and Plan of Merger, dated as of July 19, 2007, by and between WesBanco, Inc., WesBanco Bank, Inc., Oak Hill Financial, Inc. and Oak Hill Banks.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 20, 2007.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated August 22, 2002).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 27, 2007..

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

Exhibit Number	Document	Location:

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location:

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

10.1	Key Executive Incentive Bonus and Option Plan.	Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.

10.2	Employment Agreements with Paul M. Limbert, John W. Moore, Jerome B. Schmitt and Kristine N. Molnar.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

Exhibit Number	Document	Location:

10.4	Employment Continuity Agreement with Larry G. Johnson.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.

10.5	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Edward M. George.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.6	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.7	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.8	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.9	Revolving Credit Agreement dated July 14, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

10.10	Amendment, dated June 22, 2007, to the Revolving Credit Agreement dated July 14, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender)	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2007.

10.11	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.12	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Kristine N. Molnar, Dennis G. Powell and Robert H. Young.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.13	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert, Kristine N. Molnar, John W. Moore and Jerome B. Schmitt.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.14	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M. Limbert ($100,000); Kristine N. Molnar ($40,000), John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location:
10.15	Form of Amended and Restated Salary Continuation Agreement—With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Amended and Restated WesBanco, Inc. KSOP	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.17	WesBanco, Inc. Deferred Compensation Plan—For Directors and Eligible Employees. (as amended)	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.18	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.19	Employment Agreement dated July 19, 2007 between R. E. Coffman, Jr., Oak Hill Banks and WesBanco, Inc.	Incorporated by reference to the Registration Statement on Form S-4 filed September 24, 2007.

10.20	Employment Agreement dated July 19, 2007 between D. Bruce Cox, Oak Hill Banks and WesBanco, Inc.	Incorporated by reference to the Registration Statement on Form S-4 filed September 24, 2007.

10.21	Employment Agreement dated July 19, 2007 between David G. Ratz, Oak Hill Banks and WesBanco, Inc.	Incorporated by reference to the Registration Statement on Form S-4 filed September 24, 2007.

10.22	Employment Agreement dated July 19, 2007 between Scott J. Hinsch, Jr., Oak Hill Banks and WesBanco, Inc.	Incorporated by reference to the Registration Statement on Form S-4 filed September 24, 2007.

10.23	Employment Agreement dated July 19, 2007 between Miles R. Armentrout, Oak Hill Banks and WesBanco, Inc.	Incorporated by reference to the Registration Statement on Form S-4 filed September 24, 2007.

11	Computation of Earnings Per Share.	Computation of earnings per share is set forth under Note 2, “Earnings Per Share” of this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.	*

23	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

Exhibit Number	Document	Location:

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed Here with

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2008.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

By:	/s/ ROBERT H. YOUNG
Robert H. Young
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March , 2007.

By:	/s/ JAMES C. GARDILL
James C. Gardill
Chairman of the Board

The Directors of WesBanco (listed below) executed a power of attorney appointing Paul M. Limbert their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

Ray A. Byrd	Vaughn L. Kiger
R. Peterson Chalfant	Robert E. Kirkbride
Christopher V. Criss	D. Bruce Knox
James D. Entress	F. Eric Nelson, Jr.
John W. Fisher II	Henry L. Schulhoff
Ernest S. Fragale	Neil S. Strawser
Edward M. George	Reed J. Tanner
John D. Kidd	Donald P. Wood