Form 10-Q
period 2008-03-31
WESBANCO INC
filed 2008-05-09
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

As of April 30, 2008, there were 26,547,697 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	3
	Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2008 and 2007 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3	Quantitative and Qualitative Disclosures About Market Risk	27

4	Controls and Procedures	28

	PART II – OTHER INFORMATION
1	Legal Proceedings	30

2	Unregistered Sales of Equity Securities and Use of Proceeds	30

4	Submission of Matters to a Vote of Security Holders	30

6	Exhibits	32

	Signatures	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(in thousands, except per share amounts)	2008	2007
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $3,960 and $1,364, respectively	$ 121,676	$ 130,219
Federal funds sold	28,024	276
Securities:
Available-for-sale, at fair value	913,911	935,635
Held-to-maturity (fair values of $1,449 and $1,449, respectively)	1,449	1,449
Total securities	915,360	937,084
Loans held for sale	40,005	39,717
Portfolio loans:
Commercial	486,652	505,541
Commercial real estate	1,693,862	1,682,675
Residential real estate	934,677	975,151
Home equity	192,281	193,209
Consumer	357,498	363,973
Total portfolio loans, net of unearned income	3,664,970	3,720,549
Allowance for loan losses	(40,234)	(38,543)
Net portfolio loans	3,624,736	3,682,006
Premises and equipment, net	95,759	94,143
Accrued interest receivable	23,274	23,677
Goodwill and other intangible assets, net	274,508	276,730
Bank-owned life insurance	99,166	98,273
Other assets	80,276	102,201
Total Assets	$ 5,302,784	$ 5,384,326

LIABILITIES
Deposits:
Non-interest bearing demand	$ 513,057	$ 519,287
Interest bearing demand	425,790	416,470
Money market	586,061	612,089
Savings deposits	446,878	440,358
Certificates of deposit	1,867,016	1,919,726
Total deposits	3,838,802	3,907,930
Federal Home Loan Bank borrowings	462,857	405,798
Other short-term borrowings	261,136	329,515
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,049	111,024
Total borrowings	835,042	846,337
Accrued interest payable	12,429	12,965
Other liabilities	28,562	36,775
Total Liabilities	4,714,835	4,804,007

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued;
outstanding: 26,547,073 shares for both periods	55,487	55,487
Capital surplus	190,235	190,222
Retained earnings	338,364	336,317
Treasury stock (86,775 shares - at cost for both periods)	(1,983)	(1,983)
Accumulated other comprehensive income	7,033	1,450
Deferred benefits for directors	(1,187)	(1,174)
Total Shareholders' Equity	587,949	580,319
Total Liabilities and Shareholders' Equity	$ 5,302,784	$ 5,384,326
See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended
	March 31,
(unaudited, in thousands, except per share amounts)	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 63,208	$ 48,269
Interest and dividends on securities:
Taxable	7,112	4,778
Tax-exempt	3,799	3,737
Total interest and dividends on securities	10,911	8,515
Federal funds sold	221	108
Other interest income	353	301
Total interest and dividend income	74,693	57,193
INTEREST EXPENSE
Interest bearing demand deposits	1,047	1,021
Money market deposits	3,445	2,190
Savings deposits	988	1,500
Certificates of deposit	21,516	15,679
Total interest expense on deposits	26,996	20,390
Federal Home Loan Bank borrowings	4,739	3,310
Other short-term borrowings	2,505	2,092
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,865	1,408
Total interest expense	36,105	27,200
NET INTEREST INCOME	38,588	29,993
Provision for credit losses	5,425	1,460
Net interest income after provision for credit losses	33,163	28,533
NON-INTEREST INCOME
Trust fees	4,124	4,338
Service charges on deposits	5,586	3,883
Bank-owned life insurance	860	748
Net securities gains	505	678
Net gains on sales of mortgage loans	298	336
Other income	3,732	3,253
Total non-interest income	15,105	13,236
NON-INTEREST EXPENSE
Salaries and wages	14,184	10,182
Employee benefits	4,417	3,696
Net occupancy	2,967	2,003
Equipment	2,383	1,902
Marketing	1,170	622
Amortization of intangible assets	1,013	596
Restructuring and merger-related expenses	1,047	-
Other operating expenses	9,333	7,384
Total non-interest expense	36,514	26,385
Income before provision for income taxes	11,754	15,384
Provision for income taxes	2,251	3,437
NET INCOME	$ 9,503	$ 11,947
EARNINGS PER SHARE
Basic	$ 0.36	$ 0.56
Diluted	$ 0.36	$ 0.56
AVERAGE SHARES OUTSTANDING
Basic	26,547,073	21,271,328
Diluted	26,556,104	21,325,166
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.280	$ 0.275

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2008 and 2007
						Accumulated
						Other	Deferred
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2006	21,496,793	$ 49,200	$ 123,170	$ 316,457	$ (61,855)	$ (8,863)	$ (1,234)	$ 416,875
Net income				11,947				11,947
Other comprehensive income						4,278		4,278
Total comprehensive income								16,225
Common dividends
declared ($0.275 per share)				(5,799)				(5,799)
Treasury shares purchased	(560,253)				(17,675)			(17,675)
Treasury shares sold	11,500				286			286
Cumulative effect of change in accounting
for uncertainties in income taxes				(298)				(298)
Tax benefit from employee benefit plans			34					34
Stock option expense			51					51
Deferred benefits for directors – net			(53)				53	-
March 31, 2007	20,948,040	$ 49,200	$ 123,202	$ 322,307	$ (79,244)	$ (4,585)	$ (1,181)	$ 409,699

December 31, 2007	26,547,073	$ 55,487	$ 190,222	$ 336,317	$ (1,983)	$ 1,450	$ (1,174)	$ 580,319
Net income				9,503				9,503
Other comprehensive income						5,583		5,583
Total comprehensive income								15,086
Common dividends
declared ($0.28 per share)				(7,456)				(7,456)
Deferred benefits for directors – net			13				(13)	-
March 31, 2008	26,547,073	$ 55,487	$ 190,235	$ 338,364	$ (1,983)	$ 7,033	$ (1,187)	$ 587,949

There was no activity in Preferred Stock during the three months ended March 31, 2008 and 2007.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2008	2007
OPERATING ACTIVITIES:
Net income	$ 9,503	$ 11,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,872	1,398
Net amortization	(598)	(251)
Provision for credit losses	5,426	1,460
Net securities gains	(508)	(678)
Net gains on sales of mortgage loans	(298)	(336)
Excess tax benefits from stock-based compensation arrangements	-	(34)
Deferred income taxes	622	263
Increase in cash surrender value of bank-owned life insurance	(893)	(753)
Loans originated for sale	(27,941)	(24,101)
Proceeds from the sale of loans originated for sale	26,026	22,860
Net change in: other assets and accrued interest receivable	19,131	(132)
Net change in: other liabilities and accrued interest payable	(9,072)	3,482
Other – net	342	(537)
Net cash provided by operating activities	23,612	14,588
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	27,831	1,213
Proceeds from maturities, prepayments and calls	77,499	59,542
Purchases of securities	(73,784)	(71,630)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	-	6,754
Purchases of securities	-	(200)
Net decrease in loans	54,370	68,089
Purchases of premises and equipment – net	(3,509)	(532)
Net cash provided by investing activities	82,407	63,236
FINANCING ACTIVITIES:
(Decrease) increase in deposits	(68,936)	734
Increase in Federal Home Loan Bank borrowings	57,709	5,610
(Decrease) increase in other short-term borrowings	(16,288)	9,512
Decrease in federal funds purchased	(52,000)	(50,000)
Excess tax benefits from stock-based compensation arrangements	-	34
Dividends paid	(7,299)	(5,696)
Treasury shares purchased – net	-	(17,390)
Net cash used in financing activities	(86,814)	(57,196)
Net increase in cash and cash equivalents	19,205	20,628
Cash and cash equivalents at beginning of the period	130,495	96,605
Cash and cash equivalents at end of the period	$ 149,700	$ 117,233
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 37,213	$ 27,039
Transfers of loans to other real estate owned	229	315
Transfers of held to maturity securities to available for sale securities	-	340,767

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION—The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.  At and for the quarter ended March 31, 2008 WesBanco operated two commercial banking subsidiaries as WesBanco Bank, Inc. and Oak Hill Banks (collectively “the Banks”) within the consolidated company.  As of April 25, 2008 Oak Hill Banks was merged into WesBanco Bank, Inc., resulting in the existence of one banking subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS—In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines, and provides guidance as to the measurement of, fair value. This statement creates a hierarchy of measurement and indicates that, when possible, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 applies when assets or liabilities in the financial statements are to be measured at fair value, but does not require additional use of fair value beyond the requirements in other accounting principles. The statement was effective for WesBanco as of January 1, 2008, excluding certain nonfinancial assets and nonfinancial liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008 and its adoption did not have a significant impact on WesBanco’s financial position or results of operations.  See Note 8 Fair Value Measurements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to report certain financial assets and financial liabilities at fair value.  SFAS 159 was effective for WesBanco as of January 1, 2008 at which time the Company could elect to apply the standard prospectively and measure certain financial instruments at fair value.  WesBanco has evaluated the guidance contained in SFAS 159, and has elected not to apply the fair value option for any of its current assets or liabilities, therefore, the adoption of the statement had no impact on its financial position and results of operations.  WesBanco retains the right to elect the fair value option for certain future assets and liabilities acquired.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, “Application of Accounting Principles to Loan Commitments”, this component of value was not incorporated into the fair value of the loan commitment. WesBanco has adopted the provisions of SAB 109 for written loan commitments entered into or modified beginning January 1, 2008 related to residential real estate loans held for sale that are accounted for as derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. WesBanco does not account for any other written loan commitments at fair value through earnings. This statement did not have a material impact on WesBanco's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for business combinations consummated by WesBanco after December 31, 2008 and is to be applied prospectively.  While its adoption will not have any impact on current assets and liabilities, the statement’s implementation for future acquisitions may materially adjust the accounting for the acquired assets and liabilities of such a business combination, if any were to be consummated.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. WesBanco is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for years beginning after November 15, 2008.  WesBanco does not believe that this statement will have a material impact on its consolidated financial statements.

NOTE 2. EARNINGS PER SHARE
    Earnings per share are calculated as follows:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands, except shares and per share amounts)	2008	2007
Numerator for both basic and diluted earnings per share:
Net Income	$ 9,503	$ 11,947

Denominator:
Total average basic common shares outstanding	26,547,073	21,271,328
Effect of dilutive stock options	9,031	53,838
Total diluted average common shares outstanding	26,556,104	21,325,166

Earnings per share - basic	$ 0.36	$ 0.56
Earnings per share - diluted	$ 0.36	$ 0.56

NOTE 3. SECURITIES

Effective March 31, 2007 all held-to-maturity securities were transferred to available-for-sale.  The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and other deposits and borrowings that may require pledged collateral.  Some securities transferred had a cost basis in excess of fair value.  Management has the intent and ability to hold the securities until recovery of their cost.  Upon recovery, management may sell securities and purchase securities that can be better utilized as pledged collateral.  The amortized cost of the transferred securities, at the date of transfer, was $334.9 million.  WesBanco does not intend to use the held-to-maturity security classification for purchased securities for the foreseeable future.

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31,	December 31,
(Unaudited, in thousands)	2008	2007
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 48,331	$ 83,497
Mortgage-backed securities	484,747	461,022
Obligations of states and political subdivisions	372,491	385,848
Corporate equity securities	5,342	5,268
Total securities available-for-sale	910,911	935,635
Securities held-to-maturity (at amortized cost):
Corporate securities	1,449	1,449
Total securities	$ 912,360	$ 937,084

At March 31, 2008 and December 31, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with aggregate par values of $392.0 million and $378.4 million and aggregate carrying values of $399.0 million and $380.3 million at March 31, 2008 and December 31, 2007, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $27.8 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008 realized gains on available-for-sale securities were $508 thousand and realized losses were $2 thousand.  For the three months ended March 31, 2007, realized gains on available-for-sale securities were $678 thousand and realized losses were zero.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ 1,678	$ (44)	2	$ -	$ -	-	$ 1,678	$ (44)	2
Mortgage-backed securities	14,205	(25)	9	52,808	(531)	30	67,013	(556)	39
Obligations of states and political subdivisions	13,740	(164)	33	12,381	(73)	29	26,121	(237)	62
Total temporarily impaired securities	$ 29,623	$ (233)	44	$ 65,189	$ (604)	59	$ 94,812	$ (837)	103

	December 31, 2007
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 10,973	$ (27)	2	$ 10,973	$ (27)	2
Mortgage-backed securities	38,824	(119)	22	158,968	(2,215)	68	197,792	(2,334)	90
Obligations of states and political subdivisions	19,541	(133)	48	40,246	(306)	102	59,787	(439)	150
Total temporarily impaired securities	$ 58,365	$ (252)	70	$ 210,187	$ (2,548)	172	$ 268,552	$ (2,800)	242

Unrealized losses in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and are accounted for as an adjustment to other comprehensive income in shareholders’ equity.  WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale.  Since loss position securities are intended to be held to recovery or their respective maturity dates, no fair value loss will be realized.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices, which change in accordance with market conditions.  WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost.  Accordingly, as of March 31, 2008 management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income for the first quarter of 2008.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $4.0 million at March 31, 2008 and $4.1 million at December 31, 2007.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2008	2007
Balance, at beginning of period	$ 38,543	$ 31,979
Provision for loan losses	5,275	1,460
Charge-offs	(4,199)	(2,225)
Recoveries	615	543
Balance, at end of period	$ 40,234	$ 31,757

	March 31,	December 31,
(Unaudited, in thousands)	2008	2007
Non-accrual loans	$ 26,530	$ 19,858
Other impaired loans	8,704	12,838
Total impaired loans	$ 35,234	$ 32,696

	March 31,	December 31,
(Unaudited, in thousands)	2008	2007
Balance of impaired loans with no allocated allowance for loan losses	$ 27,815	$ 23,836
Balance of impaired loans with an allocated allowance for loan losses	7,419	8,860
Total impaired loans	$ 35,234	$ 32,696

Allowance for loan losses allocated to impaired loans	$ 1,545	$ 1,553

At March 31, 2008 and December 31, 2007, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

At March 31, 2008 WesBanco Bank and Oak Hill Banks were separately chartered banks.  WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh while Oak Hill Banks is a member of the FHLB of Cincinnati. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings.  The FHLB borrowings of Oak Hill Banks are secured by separate blanket liens by the FHLB on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings.

At March 31, 2008 and December 31, 2007 WesBanco Bank had FHLB borrowings of $338.8 million and $266.3 million, respectively, with a weighted-average interest rate of 4.14% and 4.39%, respectively.  Included in such FHLB borrowings at March 31, 2008 are $55.3 million in FHLB of Cincinnati advances obtained in connection with certain business combinations. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted as a percentage of the unpaid principal balance. FHLB stock totaling $20.2 million at March 31, 2008 and $17.2 million at December 31, 2007 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco Bank with the FHLB at March 31, 2008 and December 31, 2007 was $1,332.2 million and $1,120.9 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $338.8 million outstanding at March 31, 2008, $273.4 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.  Approximately $31.1 million of such advances are from the FHLB of Cincinnati.  Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is not a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB.

At March 31, 2008 and December 31, 2007 Oak Hill Banks had FHLB borrowings of $124.1 million and $139.5 million, respectively, with a weighted-average interest rate of 5.00% and 4.99%, respectively.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted as a percentage of the unpaid principal balance.  FHLB stock owned by Oak Hill Banks totaling $8.2 million at March 31, 2008 and $8.1 million at December 31, 2007 is also pledged as collateral on these advances.  The remaining maximum borrowing capacity by Oak Hill Banks with the FHLB at March 31, 2008 and December 31, 2007 was $133.2 million and $82.2 million, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2008 based on their contractual maturity dates and effective interest rates:

	Scheduled	Weighted
Year (unaudited, in thousands)	Maturity	Average Rate
2008	$ 34,869	4.52%
2009	101,400	4.47%
2010	137,761	4.50%
2011	35,774	4.75%
2012	56,787	4.55%
2013 and thereafter	96,266	3.77%
Total	$ 462,857	4.37%

NOTE 6. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	March 31,	December 31,
(Unaudited, in thousands)	2008	2007
Federal funds purchased	$ -	$ 52,000
Securities sold under agreements to repurchase	224,555	228,870
Treasury tax and loan notes and other	81	645
Revolving line of credit	36,500	48,000
Total	$ 261,136	$ 329,515

NOTE 7. PENSION PLAN

   The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2008	2007
Service cost – benefits earned during year	$ 577	$ 603
Interest cost on projected benefit obligation	792	745
Expected return on plan assets	(1,138)	(1,066)
Amortization of prior service cost	(29)	(29)
Amortization of net loss	129	190
Net periodic pension cost	$ 331	$ 443

WesBanco recently  changed the provisions of its defined benefit pension plan, such that, employees hired, or rehired, on or after August 1, 2007 do not qualify for participation in the plan.  This change does not affect employees hired prior to August 1, 2007.

There is no minimum contribution due for 2008, and no decision has been made as of March 31, 2008 relative to the level of contribution that will be made to the plan, if any.

NOTE 8. FAIR VALUE MEASUREMENTS

On January 1, 2008, WesBanco adopted the provisions of SFAS 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under SFAS 157, fair value measurements are not adjusted for transaction costs.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are described below:

BASIS OF FAIR VALUE MEASUREMENT:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;
Level 3 – Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market.  These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Certain assets and liabilities are measured at fair value on a recurring or nonrecurring basis.  The following is a discussion of these assets and liabilities and valuation techniques applied to each for fair value measurement:

Securities:  The fair value of securities available for sale which are measured on a recurring basis are primarily determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 1 or 2 of the fair value hierarchy.  Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy.  These include certain specific mortgage backed and municipal debt issues and a limited number of illiquid equity securities.

Mortgage servicing rights:  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and result to widely available published industry data for reasonableness.  These rights are measured at fair value on a nonrecurring basis and are classified within level 2 of the fair value hierarchy.

Impaired loans:  The fair value of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and are therefore classified within level 3 of the fair value hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of March 31, 2008 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Unaudited - in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Securities - available for sale	$ 913,911	$ 46,630	$ 861,480	$ 5,801

The estimated fair value of interest rate swap derivatives is insignificant and therefore not presented in the above table.

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

Securities
Available
(Unaudited - in thousands)	for Sale
Beginning balance - January 1, 2008	$ 5,994
Total gains (losses) - (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(193)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Ending balance - March 31,2008	$ 5,801

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$ -

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis in 2008, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios at quarter end :

		Fair Value Measurements at Reporting Date Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Unaudited - in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$ 5,874	$ -	$ -	$ 5,874
Mortgage servicing rights (2)	2,530	-	2,530	-

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

NOTE 9. COMPREHENSIVE INCOME

    The components of other comprehensive income are as follows:

	For the Three Months Ended
	March 31,
(Unaudited, in thousands)	2008	2007
Net Income	$ 9,503	$ 11,947
Securities available-for-sale:
Unrealized gains from transfer of securities from held-to-maturity to available for sale (2)	-	5,817
Related income tax (expense) benefit (1)	-	(2,298)
Net change in unrealized gains (losses) on securities available-for-sale	9,533	1,770
Related income tax (expense) benefit (1)	(3,706)	(699)
Net securities (gains) losses reclassified into earnings	(506)	(678)
Related income tax expense (benefit) (1)	200	268
Net effect on other comprehensive income for the period	5,521	4,180

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	3	10
Related income tax (expense) benefit (1)	(1)	(4)
Net effect on other comprehensive income for the period	2	6

Defined benefit pension plan
Amortization of prior service costs	(29)	(29)
Related income tax expense (benefit) (1)	12	11
Amortization of unrealized loss	128	181
Related income tax expense (benefit) (1)	(51)	(71)
Net effect on other comprehensive income for the period	60	92
Other comprehensive income	5,583	4,278

Total comprehensive income	$ 15,086	$ 16,225

(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.
(2) See Note 3 “Securities” for additional information on this transfer.

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2008	$ (3,893)	$ 5,379	$ (36)	$ 1,450
Period change, net of tax	60	5,521	2	5,583
Balance at March 31, 2008	$ (3,833)	$ 10,900	$ (34)	$ 7,033

Balance at January 1, 2007	$ (5,686)	$ (3,118)	$ (59)	$ (8,863)
Period change, net of tax	92	4,180	6	4,278
Balance at March 31, 2007	$ (5,594)	$ 1,062	$ (53)	$ (4,585)

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments were $0.4 million and $0.2 million as of each of the periods ended March 31, 2008 and December 31, 2007, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of March 31, 2008 and December 31, 2007, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

	March 31,	December 31,
(Unaudited, in thousands)	2008	2007
Commitments to extend credit	$ 710,385	$ 687,352
Standby letters of credit	42,918	51,363
Commercial letters of credit	-	3,753

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claims contain an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 11. STOCK-BASED COMPENSATION

WesBanco sponsors a Key Executive Incentive Bonus and Option Plan (the “Plan”) that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or the granting of non-qualified stock options, depending upon the component of the plan in which the award is earned.  Under the terms of the Plan, 0.3 million shares remain available for issuance.  Stock options are granted by, and at the discretion of the Compensation Committee of the Board of Directors and may be either service or performance based.  The maximum term of all options granted under the Stock Option component of the Plan is ten years from the original grant date.

The following table presents stock option activity for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
(Unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Life in Years
Outstanding at January 1, 2008	370,704	$ 24.92
Granted	-	-
Exercised	-	-
Forfeited or expired	(7,110)	29.50
Outstanding at March 31, 2008	363,594	$ 24.83	4.97
Vested and exercisable at March 31, 2008	334,588	$ 24.39	4.69

        The aggregate intrinsic value of the outstanding options and the options exercisable at quarter end was $0.5 million.  There were no options awarded during the first quarter of 2008.

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $3.0 billion and $3.0 billion at March 31, 2008 and 2007, respectively.  These assets are held by WesBanco Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.  Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated
Income Statement Data
For the Three Months ended March 31, 2008:
Interest income	$ 74,693	$ -	$ 74,693
Interest expense	36,105	-	36,105
Net interest income	38,588	-	38,588
Provision for credit losses	5,425	-	5,425
Net interest income after provision for credit losses	33,163	-	33,163
Non-interest income	10,981	4,124	15,105
Non-interest expense	34,388	2,126	36,514
Income before provision for income taxes	9,756	1,998	11,754
Provision for income taxes	1,452	799	2,251
Net income	$ 8,304	$ 1,199	$ 9,503

For the Three Months ended March 31, 2007:
Interest income	$ 57,193	$ -	$ 57,193
Interest expense	27,200	-	27,200
Net interest income	29,993	-	29,993
Provision for credit losses	1,460	-	1,460
Net interest income after provision for credit losses	28,533	-	28,533
Non-interest income	8,898	4,338	13,236
Non-interest expense	23,964	2,421	26,385
Income before provision for income taxes	13,467	1,917	15,384
Provision for income taxes	2,670	767	3,437
Net income	$ 10,797	$ 1,150	$ 11,947

Total non-fiduciary assets of the trust and investment services segment were $15.9 million and $6.6 million at March 31, 2008 and 2007, respectively.  All goodwill and other intangible assets, mortgage servicing rights and net deferred tax assets were allocated to the community banking segment.

NOTE 13. SUBSEQUENT EVENTS

On April 11, 2008, WesBanco completed the sale of five branches to two purchasers.  Collectively, the transactions represent a blended premium of approximately 7.4% on deposits of $65.1 million.  Loans totaling $33.9 million and other assets totaling $2.3 million are also included in the transactions.  The premium, net of allocable core deposit intangible basis from acquisition at November 30, 2007, was netted against originally recorded goodwill, and as a result, no income statement impact is currently anticipated from the completion of this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual report on form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements..

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2008 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating at quarter end through 116 locations and 153 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the three months ended March 31, 2008, WesBanco’s diluted earnings per share were $0.36, versus last year’s $0.56, a decrease of 35.7%, on net income of $9.5 million, as compared to $11.9 million in the 2007 period.  Return on average assets decreased to 0.72% from 1.20% in 2007 and return on average equity decreased to 6.55% from 11.77%.

First quarter 2008 results reflected a full quarter of the net income of Oak Hill Financial, Inc., acquired as of November 30, 2007. Earnings decreased in the first quarter due to a higher credit loss provision, primarily due to a decline in overall economic conditions in WesBanco’s market areas. WesBanco recorded higher net interest income primarily from the acquired assets and liabilities of Oak Hill, somewhat higher non-interest income from higher average deposit balances and related fees and service charges plus higher securities and insurance revenues, net of higher expenses from the acquired organization’s branch network and back office operations. In addition, the net interest margin grew in the first quarter from prior period levels, as the interest rate yield curve sloped more positively and short-term interest costs, upon which a substantial portion of WesBanco’s deposits and short term borrowings are relationally priced, continued to decline. While the market for loans and deposits continued to be very competitive in the first quarter, our liability sensitive balance sheet, resulted in the improved margin from the fourth quarter of 2007, albeit down somewhat from last year’s first quarter.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2008	2007
Net interest income	$ 38,588	$ 29,993
Taxable equivalent adjustments to net interest income	2,046	2,012
Net interest income, fully taxable equivalent	$ 40,634	$ 32,005
Net interest spread, non-taxable equivalent	2.96%	2.91%
Benefit of net non-interest bearing liabilities	0.34%	0.43%
Net interest margin	3.30%	3.34%
Taxable equivalent adjustment	0.18%	0.22%
Net interest margin, fully taxable equivalent	3.48%	3.56%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income  is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.  Net interest income for the first quarter of 2008 increased 28.7% compared to the same period in 2007, as a result of the acquisition of Oak Hill’s assets and liabilities, slightly offset by a lower net interest margin in comparison with the first quarter of 2007.  The net interest spread was higher, however, as a greater amount of shorter-term funding sources such as certificates of deposit and certain borrowings dropped in the current lower interest rate environment as compared to loans and investment securities. The combination of a lower contribution from net non-interest bearing liabilities (9% of total assets versus 11% last year), due primarily to the addition of goodwill and other identified intangibles from the acquisition, and lower tax-exempt assets as a percentage of total interest bearing assets, resulted in the slighter lower overall net interest margin. In an overall lower interest rate environment, some customers have opted to invest in higher-rate money market accounts (MMDAs) and certificates of deposit (CDs) from other institutions.  This resulted in some runoff of those account types from year-end, comprising most of the $68 million or 1.8% decrease in total deposits, as WesBanco attempted to aggressively reduce its funding costs and improve its margin. Funding cost decreases have been somewhat offset by a lower mix of average non-interest bearing deposit accounts.

Interest income increased by 30.6% in the first quarter as compared to the same period in 2007.  The increase in interest income was due to increases in the volume of assets from Oak Hill, net of planned runoff in WesBanco Bank’s residential mortgage loan portfolio, as over the last two years, more loans originated have been sold into the secondary market rather than being held on the balance sheet. The average rate earned on total interest-earning assets was consistent with the prior year, particularly for total loans, while a 3 basis point increase on total securities was offset by a lower rate earned on federal funds sold and other earning assets. Throughout 2007, WesBanco continued its prior year strategy in a flat to inverted yield curve environment of using cash flows from sales and maturities of securities, and from reductions in the residential loan portfolio, to reduce higher cost interest bearing liabilities.

Average loan balances increased approximately $855 million or 29.8% for the first three months of 2008 compared to the prior year due to the Oak Hill loan portfolio acquisition, net of the effect of planned reductions in residential real estate loans.  To a lesser degree, decreases in commercial and commercial real estate loans attributable to reduced demand and prepayment prior to maturity of certain loans, as well as planned exits of under-performing and less profitable types of loans throughout 2007, also reduced total loans.

Interest expense increased 32.7% for the three months ended March 31, 2008 compared to the same 2007 period, due to increases in interest bearing liabilities from the Oak Hill acquisition, partially offset by reductions in rates paid on certain liability types.  As shown in Table 2, the average rate paid on interest bearing liabilities for the first quarter of 2008 was flat with the prior year as increases in rates paid on CDs, FHLB borrowings and junior subordinated debentures were offset by lower rates paid on MMDAs and savings account product types, as well as other short-term borrowings.  In addition, the mix of short-term borrowings to other borrowing types, particularly FHLB advances, increased as management intentionally allowed longer-term FHLB advances to mature and remain in shorter-term repos or overnight federal funds purchased to take advantage of lower market interest rates beginning in the third quarter of 2007 and continuing into the first quarter of 2008.  However, by the end of the first quarter of 2008, short-term borrowings were reduced as management decided to utilize mid-term structured FHLB borrowings to a greater degree, which permitted generally lower initial interest rates and an embedded interest rate cap after the no-call period until maturity.  Management also aggressively reduced certain interest rates paid on maturing CDs and MMDAs in order to realize a lower cost of funds during a period of reduced loan demand, which resulted in a decrease in average CD and MMDA balances prior to the Oak Hill acquisition, while focusing its marketing efforts on increasing non-interest bearing demand deposits.  Average interest bearing liabilities increased by a total of 31.8% in the first quarter due to the Oak Hill acquisition, as compared to the first quarter of 2007.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2008		2007
	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 2,459	3.60%	$ 1,309	2.44%
Loans, net of unearned income (1)	3,720,600	6.83%	2,865,159	6.83%
Securities: (2)
Taxable	544,974	5.22%	391,820	4.88%
Tax-exempt (3)	355,140	6.58%	342,591	6.71%
Total securities	900,114	5.76%	734,411	5.73%
Federal funds sold	31,337	2.82%	9,133	4.73%
Other earning assets	28,842	4.70%	22,736	5.30%
Total earning assets (3)	4,683,352	6.58%	3,632,748	6.59%
Other assets	636,291		391,627
Total Assets	$ 5,319,643		$ 4,024,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 415,603	1.01%	$ 343,337	1.21%
Money market accounts	595,863	2.33%	355,857	2.50%
Savings deposits	442,185	0.90%	439,533	1.38%
Certificates of deposit	1,907,753	4.54%	1,438,883	4.42%
Total interest bearing deposits	3,361,404	3.23%	2,577,610	3.21%
Federal Home Loan Bank borrowings	452,337	4.21%	350,233	3.83%
Other borrowings	280,738	3.59%	174,426	4.86%
Junior subordinated debt	111,025	6.76%	87,638	6.52%
Total interest bearing liabilities	4,205,504	3.45%	3,189,907	3.46%
Non-interest bearing demand deposits	484,410		384,839
Other liabilities	46,447		37,932
Shareholders' Equity	583,282		411,697
Total Liabilities and
Shareholders’ Equity	$ 5,319,643		$ 4,024,375

Net Interest Spread		3.13%		3.13%
Taxable equivalent net yield on average earning assets (3)		3.48%		3.56%

(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $1.3 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

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

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended March 31, 2008
	Compared to March 31, 2007
			Net Increase
(in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ (2)	$ (1)	$ (3)
Loans, net of unearned income	14,936	3	14,939
Taxable securities	1,981	356	2,337
Tax-exempt securities (2)	208	(113)	95
Federal funds sold	172	(59)	113
Other interest income	84	(32)	52
Total interest income change (2)	17,379	154	17,533

Increase (decrease) in interest expense:
Interest bearing demand deposits	204	(178)	26
Money market accounts	1,417	(162)	1,255
Savings deposits	10	(522)	(512)
Certificates of deposit	5,399	438	5,837
Federal Home Loan Bank borrowings	1,068	361	1,429
Other borrowings	1,073	(660)	413
Junior subordinated debt	401	56	457
Total interest expense change	9,572	(667)	8,905

Net interest income decrease (2)	$ 7,807	$ 821	$ 8,628
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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is determined by management as the amount required after net charge-offs have been deducted, to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio.  The provision for credit losses was $5.4 million for the first quarter of 2008 as compared to $1.5 million for the first quarter of 2007.  The increase in provision expense is primarily due to changing economic conditions, which have adversely impacted our market areas, causing charge-offs and non-performing loans to increase, as well as the effects of an $862 million net increase in total loans for the first quarter of 2008 compared to the first quarter of 2007 as a result of the acquisition of Oak Hill.  Although WesBanco does not have any material direct exposure to sub-prime loans, the problems associated with sub-prime lending such as declines in the market value of residential real estate and the apparent decrease in the growth rate of consumer spending, are having a broad adverse impact on business segments in which WesBanco has exposure.  For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months
	Ended March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Trust fees	$ 4,124	$ 4,338	$ (214)	(4.9%)
Service charges on deposits	5,586	3,883	1,703	43.9%
Bank-owned life insurance	860	748	112	15.0%
Net securities gains (losses)	505	678	(173)	(25.5%)
Net gains on sales of loans	298	336	(38)	(11.3%)

Other Income
Service fees on ATM's and debit cards	1,625	1,137	488	42.9%
Net securities services revenue	758	592	166	28.0%
Net insurance services revenue	677	303	374	123.4%
Gain on sale of branch offices	-	980	(980)	(100.0%)
Other	672	241	431	178.8%
Total other income	3,732	3,253	479	14.7%
Total non-interest income	$ 15,105	$ 13,236	$ 1,869	14.1%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain new and old customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  For the quarter ended March 31, 2008, non-interest income increased $1.9 million or 14.1%, primarily due to the addition of Oak Hill and their associated banking service charges on deposits, ATM’s and debit cards, as well as the addition of their securities and insurance businesses to WesBanco’s similar non-banking business lines.  Other income in the first quarter of 2007 included a recognized gain on sale of real estate related to a former branch facility of $1.0 million, and without that gain, non-interest income in the first quarter of 2008 would have been up 23.2%.  Trust fees were slightly lower in the first quarter as compared to the prior year due to lower market-related fees for assets under management, lower estate fees due to timing and a lower mandated state of West Virginia fee schedule for certain executors, and lower tax preparation fees due to timing of filing fee-assessed returns. The market value of total trust assets at both March 31, 2008 and March 31, 2007, was $3.0 billion.

Mortgage banking income was lower due to overall lower market activity and securities gains were lower due to the sale of a larger equity position in 2007, as compared to gains on sale of certain municipal bonds and other debt-related securities in 2008. Other income was up primarily due to the mandatory redemption of VISA Class B common stock for $0.4 million. For the first quarter of 2008, total non-interest income comprised 27.1% of total net tax-equivalent revenues as compared to 29.3% for the 2007 period.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months
	Ended March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Salaries and wages	$ 14,184	$ 10,182	$ 4,002	39.3%
Employee benefits	4,417	3,696	721	19.5%
Net occupancy	2,967	2,003	964	48.1%
Equipment	2,383	1,902	481	25.3%
Marketing	1,170	622	548	88.1%
Amortization of intangible assets	1,013	596	417	70.0%
Restructuring expenses	1,047	-	1,047	100.0%

Other operating expenses
Miscellaneous taxes	1,782	1,576	206	13.1%
Professional fees	1,711	1,929	(218)	(11.3%)
Postage	909	763	146	19.1%
Communications	687	527	160	30.4%
Other	4,244	2,589	1,655	63.9%
Total other operating expenses	9,333	7,384	1,949	26.4%
Total non-interest expense	$ 36,514	$ 26,385	$ 10,129	38.4%

Non-interest expense increased $10.1 million or 38.4% during the first quarter of 2008 as compared to the first quarter of 2007, with the acquisition of Oak Hill causing the bulk of the increase.

Salaries and wages increased by $4.0 million or 39.3% for the first quarter of 2008 as compared to the first quarter of 2007, primarily due to the Oak Hill acquisition and normal increases in employee compensation.  The number of full-time equivalent (“FTE”) employees of 1,566 at March 31, 2008 compares to 1,168 at March 31, 2007. Oak Hill had approximately 400 FTEs pre-merger, and approximately 20 – 25% of this total pre-merger FTE count will be reduced starting in mid-second quarter after the late April data processing conversion and associated bank charter merger, along with the sale of five former Oak Hill branch offices. As a result, cost savings originally expected to phase-in throughout 2008 from the acquisition will begin to occur in the second quarter.

Employee benefit costs increased $0.7 million or 19.5% for the first quarter of 2008 as compared to the first quarter of 2007, primarily due to the increase in costs associated with the Oak Hill employees and continued increases in health and life insurance costs as well as higher payroll taxes, somewhat offset by lower pension expense. As of August 1, 2007, the existing WesBanco pension plan was frozen to all new entrants from acquisitions or new employee hires. Oak Hill’s existing 401(k) plan will be merged into WesBanco’s KSOP in the second quarter 2008.

In the first quarter of 2008, the Company incurred merger-related expenses of $1.0 million which represented severance payments and data processing conversion costs incurred in connection with the Oak Hill merger.  Additional expenses related to the merger are expected to be incurred in the second quarter. No restructuring or merger-related expenses were incurred during the first quarter of 2007.

Marketing expenses increased $0.5 million or 88.1% for the first quarter of 2008 as compared to the first quarter of 2007.  The increase in marketing expenses was due to a new checking account campaign in the early part of 2008 primarily for the new market areas of Oak Hill. The first quarter of 2007 saw unusually low marketing campaign costs.

Net occupancy, equipment, intangible asset amortization, postage, communication, miscellaneous taxes and other operating expenses all saw increases mostly related to the acquisition, with some additional impact in occupancy and equipment expense categories from last year’s technology platform conversion to new hardware and operating software. Also, other real estate owned expenses were up, but these were mostly offset by a reversal of certain VISA-related litigation expenses recorded in the fourth quarter of 2007. Professional fees were down somewhat due to last year’s revenue enhancement initiative resulting in outside professional fees being incurred to assist in developing and implementing certain fee-enhancing recommendations. Also impacting professional fees were higher legal fees, mostly offset by lower director fees, as in 2007 both parent and bank boards were combined and certain one-time payments were incurred to retiring bank directors.

INCOME TAXES

The provision for income taxes for the first quarter of 2008 decreased $1.2 million or 34.5% compared to the first quarter of 2007 due to a decrease in pre-tax income and a decrease in the effective tax rate.  For the first quarter of 2008, the effective tax rate was 19.2% compared to 22.3% for the first quarter of 2007.  The decrease in the effective tax rate was due primarily to lower pre-tax income, a higher percentage of tax-exempt income to total income and the benefit of certain tax credits including New Market Tax Credits awarded to Oak Hill Community Development Corporation, a wholly owned subsidiary.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 48,331	$ 83,497	$ (35,166)	(42.1%)
Mortgage-backed securities	487,747	461,022	26,725	5.8%
Obligations of states and political subdivisions	372,491	385,848	(13,357)	(3.5%)
Corporate equity securities	5,342	5,268	74	1.4%
Total securities available-for-sale	913,911	935,635	(21,724)	(2.3%)
Securities held-to-maturity (at amortized cost):
Corporate securities	1,449	1,449	-	0.0%
Total securities	$ 915,360	$ 937,084	$ (21,724)	(2.3%)
Available-for-sale securities:
Weighted average yield at the respective period end	5.60%	5.64%
As a % of total securities	99.8%	99.8%
Weighted average life (in years)	3.6	3.8
Held-to-maturity securities:
Weighted average yield at the respective period end	9.70%	9.70%
As a % of total securities	0.2%	0.2%
Weighted average life (in years)	22.1	22.3

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by 2.3% from December 31, 2007 to March 31, 2008.  The decline is due primarily to sales, calls and maturities of government agency and investments in obligations of state and political subdivisions securities totaling $75.8 million, which were partially offset by purchases of $20.1 million and a $7.2 million increase in the unrealized gain in market value of such securities during the quarter. The proceeds of the aforementioned sales and maturities were used to re-invest in higher yielding, medium term mortgage-backed securities, repay borrowings and satisfy the liquidity needs of the Company.  Investments in mortgage-backed securities increased $26.7 million due to purchases of $58.0 million and an increase in the unrealized gain on such securities of $1.9 million during the quarter. These increases were partially offset by sales and maturities of mortgage-backed securities totaling $33.2 million during the quarter.

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

TABLE 7. COMPOSITION OF LOANS

	March 31, 2008		December 31, 2007
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 486,652	13.1%	$ 505,541	13.4%
Commercial real estate	1,693,862	45.7%	1,682,675	44.7%
Residential real estate	934,677	25.2%	975,151	25.9%
Home equity	192,281	5.2%	193,209	5.1%
Consumer	357,498	9.6%	363,973	9.7%
Total portfolio loans	3,664,970	98.9%	3,720,549	98.9%
Loans held for sale	40,005	1.1%	39,717	1.1%
Total Loans	$ 3,704,975	100.0%	$ 3,760,266	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 1.5% between March 31, 2008 and December 31, 2007.  Commercial loans decreased 5.3% due primarily to the seasonal activity in commercial credit lines, scheduled paydowns and the impact of slowing general economic conditions.  Commercial real estate loans increased by $19.0 million as a result of growth in strategically identified lending markets that have had an increased need for our product offerings. The $40.5 million decline in residential real estate loans primarily reflects planned decreases consistent with WesBanco’s strategy of selling most new residential mortgages to the secondary market and to a lesser extent the impact of a decline in the housing market on mortgage lending activity.  Home equity lines of credit and consumer loans have also decreased modestly during the quarter due to scheduled paydowns and reduced consumer demand.  Loans held for sale at quarter end was mostly comprised of loans to be sold in connection with five former Oak Hill branches to be sold in the second quarter with the residual being mortgage loans held for sale. WesBanco continued to focus on improving the overall profitability of the loan portfolio during the first quarter of 2008 through disciplined underwriting and pricing practices, which also had the effect of reducing new loan volume and quarter end loan totals.

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

TABLE 8. NON-PERFORMING ASSETS

	March 31,	December 31,
(unaudited, in thousands)	2008	2007
Non-accrual:
Commercial	$ 5,215	$ 3,508
Commercial real estate	16,847	13,596
Residential real estate	3,690	2,086
Home equity	400	379
Consumer	378	289
Total non-performing loans	26,530	19,858
Other real estate owned and repossessed assets	3,457	3,998
Total non-performing assets	$ 29,987	$ 23,856

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $6.7 million or 33.6 % between December 31, 2007 and March 31, 2008.  The increase is primarily attributable to three commercial and commercial real estate loans approximating $4.1 million previously identified as impaired, which progressed to non-accrual status at March 31, 2008. The remaining $2.6 million of the increase is comprised of smaller balance loans, whose non-performance is due to the decline in general economic conditions apparent in our lending areas. There were no loans categorized as renegotiated at December 31, 2007 and March 31, 2008.

Other real estate and repossessed assets decreased $0.5 million between December 31, 2007 and March 31, 2008 even though the number of foreclosures and repossessions has increased.

Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance.  Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments.  Other impaired loans decreased $4.1 million to $8.7 million from December 31, 2007 to March 31, 2008 primarily due to loan payoffs and scheduled principal reductions.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	March 31,	December 31,
(unaudited, in thousands)	2008	2007
Commercial and industrial	$ 1,653	$ 1,098
Commercial real estate	5,636	4,396
Residential real estate	4,993	4,393
Home equity	147	835
Consumer	1,571	804
Total loans past due 90 days or more	$ 14,000	$ 11,526

Loans past due 90 days or more and still accruing interest increased from December 31, 2007 to March 31, 2008 as rising interest rates and economic conditions in certain markets have contributed to higher delinquency for all loan categories. However, this increase in delinquency is not attributable to sub-prime lending as WesBanco does not have any material direct exposure to sub-prime residential real estate loans.  Nevertheless, prime residential real estate loans have not been immune to the problems that have plagued sub-prime portfolios.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 2008 increased $1.7 million from December 31, 2007, which is a reflection of changing economic conditions that have adversely impacted our market areas, causing an increase in charge-offs and non-performing loans during the quarter.  The allowance for loan losses as a percentage of total loans increased to 1.09% at March 31, 2008 from 1.03% at December 31, 2007, due to economic conditions and other correlated factors that indicate a higher level of probable but unconfirmed loss in all categories of loans, as well as due to reductions in the size of the overall loan portfolio. Net charge-offs increased $1.9 million for the three months ended March 31, 2008 compared to the same period last year.  Net loan charge-offs to average loans were 0.38% for the quarter ended March 31, 2008 compared to 0.22% for same period last year.

Net charge-offs of commercial and commercial real estate loans increased $1.1 million quarter to quarter due to the charge-off of a previously reserved commercial loan and the effects of the current economic environment and its impact on smaller businesses in WesBanco’s lending areas. Net charge-offs of residential real estate and home equity loans increased by $0.5 million overall due to continuing pressure on real estate values, as properties held as collateral on loans approach foreclosure.  Consumer loan charge-offs were also adversely impacted due to general economic conditions in primary lending areas.

The allowance for commercial and commercial real estate loans increased by $1.8 million as a direct result of increased non-performing loans in these categories, higher net charge-offs and an increasing number of loans that are beginning to exhibit higher risk characteristics due to the economic environment.  The allowance for residential real estate, home equity and consumer loans has increased moderately as a whole to reflect current conditions that affect those categories of loans, such as increasing numbers of residential foreclosures, the adverse impact of the overall housing slump on collateral values and the impact of a general economic slowdown in the economy.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2008	2007
Beginning balance of allowance for loan losses	$ 38,543	$ 31,979
Provision for loan losses	5,275	1,460
Charge-offs:
Commercial and industrial	684	535
Commercial real estate	1,268	197
Residential real estate	348	7
Home equity	224	154
Consumer	1,478	1,129
Total loan charge-offs	4,002	2,022
Deposit account overdrafts	197	203
Total loan and deposit account overdraft charge-offs	4,199	2,225

Recoveries:
Commercial and industrial	21	30
Commercial real estate	112	39
Residential real estate	20	26
Home equity	10	-
Consumer	347	375
Total loan recoveries	510	470
Deposit account overdrafts	105	73
Total loan and deposit account overdraft recoveries	615	543
Net loan and deposit account overdraft charge-offs	3,584	1,682

Ending balance of allowance for loan losses	$ 40,234	$ 31,757

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.53%	0.50%
Commercial real estate	0.27%	0.05%
Residential real estate	0.14%	(0.01%)
Home equity	0.44%	0.39%
Consumer	1.28%	1.11%
Total loan charge-offs	0.38%	0.22%

Allowance for loan losses as a percentage of total loans	1.09%	1.12%
Allowance for loan losses to total non-performing loans	1.52x	2.62x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	0.99x	1.73x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2008	Total	2007	Total
Commercial and industrial	$ 13,560	33.7%	$ 12,618	32.7%
Commercial real estate	18,069	44.9%	17,234	44.7%
Residential real estate	2,304	5.7%	2,281	5.9%
Home equity	585	1.5%	700	1.8%
Consumer	5,026	12.5%	4,968	12.9%
Deposit account overdrafts	690	1.7%	742	1.9%
Total allowance for loan losses	$ 40,234	100.0%	$ 38,543	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 38,689		$ 36,990
Specific reserves pursuant to SFAS No. 114	1,545		1,553
Total allowance for loan losses	$ 40,234		$ 38,543

Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at March 31, 2008.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 12. DEPOSITS

	March 31,	December 31,
(unaudited, in thousands)	2008	2007	$ Change	% Change
Non-interest bearing demand	$ 513,057	$ 519,287	$ (6,230)	(1.2%)
Interest bearing demand	425,790	416,470	9,320	2.2%
Money market	586,061	612,089	(26,028)	(4.3%)
Savings deposits	446,878	440,358	6,520	1.5%
Certificates of deposit	1,867,016	1,919,726	(52,710)	(2.7%)
Total deposits	$ 3,838,802	$ 3,907,930	$ (69,128)	(1.8%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 116 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits decreased by $69.1 million or 1.8% during the quarter ended March 31, 2008.

Money market deposits decreased 4.3% in the first quarter of 2008 due primarily to the decline in the overall interest rate environment and the short term yields associated with the rate structure of certain deposits.  Interest bearing demand and savings deposits increased by 2.2% and 1.5%, respectively, due to continued efforts to obtain more account relationships, which possess a lower overall cost. Various retail banking and corresponding marketing efforts have generated this increase, which was partially offset by a decline in non-interest bearing demand deposits, due primarily to seasonal factors affecting business deposits.

  The 2.7% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to stimulate growth in retail deposit relationships with a focus on demand deposit accounts and an overall product mix that can be offered at a lower cost to the bank.  The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace.  Brokered deposits, including Certificate of Deposit Account Registry Service (CDARS®) offerings which are marketed as an alternative to certain customer repurchase agreements or to replace other wholesale borrowings when conditions warranted, totaled $68.3 million at quarter end, as compared to $59.9 million at December 31, 2007.  Certificates of deposit totaling approximately $1.6 billion at March 31, 2008 are scheduled to mature within the next year.  WesBanco will continue to focus on its deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 13. BORROWINGS

	March 31,	December 31,
(in thousands)	2008	2007	$ Change	% Change
Federal Home Loan Bank borrowings	$ 462,857	$ 405,798	$ 57,059	14.1%
Other short-term borrowings	261,136	329,515	(68,379)	(20.8%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,049	111,024	25	-
Total borrowings	$ 835,042	$ 846,337	$ (11,295)	(1.3%)

 Borrowings are a significant source of funding for WesBanco, however, in the current yield curve environment, certain borrowings are often more expensive than other available funding sources. In the first quarter of 2008, WesBanco reduced other short-term borrowings, including federal funds purchased, and partially replaced them with lower cost, longer term Federal Home Loan Bank borrowings with specific call options to minimize the initial borrowing rate, while providing a measure of protection in case interest rates increase significantly during the term of the borrowing.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at March 31, 2008 were $261.1 million compared to $329.5 million at December 31, 2007. The decrease was primarily due to a reduction in federal funds purchased and $11.5 million in repayments on the revolving line of credit.  The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $48.0 million with interest accruing at the one month LIBOR plus 90 basis points, maturing in May 2009, and was used in 2007 to fund the cash portion of the Oak Hill acquisition as well as for general corporate purposes, including share repurchases.  It had an outstanding balance of $36.5 million at March 31, 2008 and $48.0 million at December 31, 2007.

CAPITAL RESOURCES

Shareholders' equity was $587.9 million at March 31, 2008 compared to $580.3 million at December 31, 2007. Total equity was increased for current three month earnings of $9.5 million and a $5.6 million change in other comprehensive income, which was partially offset by the payment of dividends of $7.5 million. No shares were repurchased during the quarter.  As of March 31, 2008, WesBanco had repurchased 484,325 shares on a one million share repurchase plan approved by the Board of Directors in March 2007, leaving 584,325 shares to be repurchased from this 2007 authorization.  In February 2008 WesBanco’s Board of Directors authorized the increase of its dividend from $0.275 per share to $0.28 per share, a 1.8% increase. This dividend increase represented the twenty-third consecutive year of dividend increases at WesBanco.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Banks as well as WesBanco, Inc. maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Banks to the parent company. As of March 31, 2008, under FDIC regulations, WesBanco could receive without prior regulatory approval a dividend of up to $9.2 million and $10.8 million from WesBanco Bank and Oak Hill Banks, respectively.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Banks, which have generally increased as a percentage of total assets over the last nine months due to the decrease in total assets:

	Minimum	Well	March 31, 2008		December 31, 2007
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 418,492	7.87%	$ 410,140	9.90%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	418,492	10.90%	410,140	10.43%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	459,096	11.96%	449,052	11.41%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	337,078	8.76%	327,316	8.57%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	337,078	11.62%	327,316	11.07%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	369,112	12.72%	359,616	12.17%

Oak Hill Banks
Tier 1 Leverage	4.00%	5.00%	100,787	8.91%	96,266	8.52%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	100,787	10.71%	96,266	9.77%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	109,475	11.63%	102,878	10.45%
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

Securities are the principal source of liquidity for WesBanco. Securities totaled $915.4 million at March 31, 2008, of which $913.9 million were classified as available-for-sale. At March 31, 2008, WesBanco has approximately $34.8 million in securities scheduled to mature within one year.  Additional cash flows may be anticipated from approximately $119.8 million in callable bonds, which have call dates within the next year, from loans scheduled to mature within the next year of $497.3 million and normal monthly loan repayments.  At March 31, 2008, WesBanco had $121.7 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.8 billion at March 31, 2008. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.6 billion at March 31, 2008.   In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2008 approximated $1.5 billion.  At March 31, 2008, WesBanco had unpledged available-for-sale securities with a book value of $514.9 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Banks, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Banks to the parent company. As of March 31, 2008, under FDIC regulations, WesBanco could receive without prior regulatory approval dividends totaling $20.0 million from the Banks.  Additional liquidity is provided by the parent company’s security portfolio of $4.1 million, and an available line of credit with an independent commercial bank of $48.0 million, of which $36.5 million was outstanding at March 31, 2008.

At March 31, 2008, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $710.4 million compared to $687.4 million at December 31, 2007. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model.  WesBanco’s current policy limits this exposure to minus 10.0% of net interest income from the base model for a twelve month period.  Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at March 31, 2008 and December 31, 2007 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2008	December 31, 2007	Guidelines
+200	(6.3%)	(10.2%)	-10.0%
+100	(3.1%)	(5.0%)	N/A
-100	2.0%	3.5%	N/A
-200	0.1%	4.5%	-10.0%

Throughout most of the first three quarters of 2007, the yield curve was relatively flat or somewhat inverted, particularly between short-term funding rates and longer-term rates for investments and loans, causing many banks to experience lower net interest margins. In mid-third quarter, rate expectations began to change to a lower interest rate environment, due to market conditions and liquidity concerns in the sub-prime and collateralized debt instrument markets. For the remainder of the third quarter and throughout the fourth quarter, the Federal Reserve Bank provided liquidity to the markets and lowered the benchmark federal funds rate charged between banks and the discount rate charged to banks, resulting in these rates ending the year at 4.25% and 4.75%, respectively, from 5.25% and 6.25% before the rate cuts. Rates have continued to drop throughout the first quarter of 2008, and these rates ended the quarter at 2.25% and 2.75%, respectively. Economists and the market generally expect at least one additional decrease in the second quarter in the federal funds rate, with the possibility of rate increases either later this year or in 2009. A widening of the curve between short and longer term interest rates has recently resulted in a benefit to WesBanco.

The earnings simulation model currently projects that net interest income for the next twelve month period will increase by 2.0% and 0.1% if interest rates were to fall immediately by 100 and 200 basis points, respectively, with the lower percentage of the falling 200 basis point rate environment impacted by natural interest floors in certain short term deposit account types.  Net interest income would decrease by 3.1% and 6.3% if rates increased by 100 and 200 basis points.  The decrease in liability sensitivity between December 31, 2007 and March 31, 2008 was a result of changes in balance sheet composition primarily as short term borrowings were lengthened primarily through the FHLB, as well as reductions in MMDAs and certain CD maturities due to customer preferences and the overall lower interest rate environment. Management has intentionally focused on reducing its current liability sensitivity recognizing fewer opportunities for near-term rate decreases and the anticipation for future market increases later this year or in 2009. These changes favorably impacted WesBanco’s sensitivity to rising interest rates, while somewhat reducing the benefit from falling interest rates, and the ALCO believes rate increases are more probable beyond the first half of the year into 2009. Also, at year end the company was slightly above its ALCO guidelines for a 200 basis point immediate rate increase in interest rates, and although at that time management believed such position would be beneficial to the margin in the near term, expectations have changed so WesBanco took action to reduce the impact of rising rates when and if they occur.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worst case scenario.  The simulation model at March 31, 2008 using the 200 basis point increasing rate ramp analysis projects that net interest income would decrease 2.0% over the next twelve months, compared to a 3.4% decrease at December 31, 2007.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At March 31, 2008, the market value of equity as a percent of base in a 200 basis point rising rate environment would increase 1.4%, and in a 200 basis point falling rate environment it would decrease 13.1% as compared to decreases of 1.0% and 12.0%, respectively, for the same increasing and decreasing rate environments as of December 31, 2007.  WesBanco’s policy is to limit such change to minus 30% for a +/- 200 basis point change in interest rates.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations.  These strategies for the first part of 2008 have emphasized reducing liability sensitivity in anticipation of the potential for future rising interest rates and due to an above policy guideline percentage relative to the 200 basis point rising rate scenario. Among the strategies that are evaluated from time to time are extending borrowing terms with the FHLB and structuring repurchase agreements with terms providing some protection for future rate increases while minimizing current period rates paid, managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, remixing of the loan portfolio as residential mortgages paydown into shorter-lived, higher-yielding commercial loans, offering special maturity, competitively priced short-term certificates of deposit to offset runoff in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume.  Other strategies include emphasizing marketing programs to grow lower cost and non-interest bearing transaction accounts, and using the CDARS® program and structured repurchase agreements as alternative wholesale borrowing sources.  The potential use of interest rate swap, cap and floor agreements to match fund certain long-term commercial loans or serve as a hedge against rising and/or falling rates, and using investment security cash flows to fund any realized loan growth or to pay down short-term borrowings are also evaluated as potential strategies by ALCO.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES— WesBanco’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to WesBanco’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS— WesBanco’s management, including the CEO and CFO, does not expect that WesBanco’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  March 31, 2008, WesBanco had an active stock repurchase plan in which up to 1 million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no open market repurchases during the first quarter of 2008.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2007				584,325

January 1, 2008 to January 31, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	36,112	$ 20.11	N/A	N/A

February 1, 2008 to February 29, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	1,401	$ 25.83	N/A	N/A

March 1, 2008 to March 31, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	4,787	$ 23.75	N/A	N/A

First Quarter 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	42,300	$ 20.71	N/A	N/A
Total	42,300	$ 20.71	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
N/A - Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2008, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the Annual Stockholders meeting in 2011:

	For	Withheld
R. Peterson Chalfant	21,367,607	645,796
Abigail M. Feinknopf	21,273,293	740,110
Paul M. Limbert	21,277,741	735,662
Joan C. Stamp	21,380,307	633,096
Jay T. McCamic	16,668,691	5,344,712
F. Eric Nelson Jr.	21,344,794	668,609
John D. Kidd	21,253,018	760,385

The following director was elected to the Board of Directors for a term of two years expiring at the Annual Stockholders meeting in 2010:

	For	Withheld
Neil S. Strawser	21,388,945	624,458

The following directors were elected to the Board of Directors for a term of one year expiring at the Annual Stockholders meeting in 2009:

	For	Withheld
D. Bruce Knox	21,304,134	709,269
Donald P. Wood	21,369,900	643,503

In addition to voting to elect the aforementioned directors, WesBanco’s stockholders voted to reject a proposal by Jewelcor Management, Inc. advocating that the Board of Directors take the necessary steps to achieve a sale or merger of the company.   The results of the vote are as follows:

				Broker
	For	Against	Abstain	Non-Votes
Shareholder Proposal	1,372,259	16,410,982	233,267	3,996,894

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 9, 2008	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: May 9, 2008	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer