Form 10-Q
period 2008-06-30
WESBANCO INC
filed 2008-08-11
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 26,547,697 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION

1	Financial Statements
	Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3
	Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2008 and 2007 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

3	Quantitative and Qualitative Disclosures About Market Risk	30

4	Controls and Procedures	31

	PART II – OTHER INFORMATION

1	Legal Proceedings	33

2	Unregistered Sales of Equity Securities and Use of Proceeds	33

4	Submission of Matters to a Vote of Security Holders	33

6	Exhibits	34

	Signatures	35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except per share amounts)	2008	2007
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $60,885 and $1,364, respectively	$ 187,002	$ 130,219
Federal funds sold	-	276
Securities:
Available-for-sale, at fair value	898,048	935,635
Held-to-maturity (fair values of $1,449 and $1,449, respectively)	1,449	1,449
Total securities	899,497	937,084
Loans held for sale	6,443	39,717
Portfolio loans:
Commercial	517,953	505,541
Commercial real estate	1,665,135	1,682,675
Residential real estate	908,524	975,151
Home equity	201,478	193,209
Consumer	342,341	363,973
Total portfolio loans, net of unearned income	3,635,431	3,720,549
Allowance for loan losses	(41,852)	(38,543)
Net portfolio loans	3,593,579	3,682,006
Premises and equipment, net	95,825	94,143
Accrued interest receivable	21,271	23,677
Goodwill and other intangible assets, net	270,404	276,730
Bank-owned life insurance	100,068	98,273
Other assets	96,853	102,201
Total Assets	$ 5,270,942	$ 5,384,326

LIABILITIES
Deposits:
Non-interest bearing demand	$ 524,529	$ 519,287
Interest bearing demand	433,723	416,470
Money market	537,004	612,089
Savings deposits	443,384	440,358
Certificates of deposit	1,714,668	1,919,726
Total deposits	3,653,308	3,907,930
Federal Home Loan Bank borrowings	529,863	405,798
Other short-term borrowings	353,755	329,515
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,055	111,024
Total borrowings	994,673	846,337
Accrued interest payable	10,733	12,965
Other liabilities	28,756	36,775
Total Liabilities	4,687,470	4,804,007

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued;
outstanding: 26,547,697 shares and 26,547,073 shares, respectively	55,487	55,487
Capital surplus	190,321	190,222
Retained earnings	342,239	336,317
Treasury stock (86,151 and 86,775 shares, respectively, at cost)	(1,969)	(1,983)
Accumulated other comprehensive income (loss)	(1,406)	1,450
Deferred benefits for directors	(1,200)	(1,174)
Total Shareholders' Equity	583,472	580,319
Total Liabilities and Shareholders' Equity	$ 5,270,942	$ 5,384,326

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands, except per share amounts)	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 59,436	$ 48,355	$ 122,668	$ 96,624
Interest and dividends on securities:
Taxable	7,254	5,097	14,483	9,875
Tax-exempt	3,525	3,616	7,324	7,353
Total interest and dividends on securities	10,779	8,713	21,807	17,228
Federal funds sold	46	433	267	541
Other interest income	327	311	909	612
Total interest and dividend income	70,588	57,812	145,651	115,005
INTEREST EXPENSE
Interest bearing demand deposits	1,062	1,226	3,176	2,247
Money market deposits	2,154	2,529	4,532	4,719
Savings deposits	742	1,433	1,730	2,933
Certificates of deposit	17,472	16,541	38,950	32,220
Total interest expense on deposits	21,430	21,729	48,388	42,119
Federal Home Loan Bank borrowings	4,665	3,329	7,972	6,639
Other short-term borrowings	2,087	2,149	6,369	4,241
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,747	1,419	3,613	2,827
Total interest expense	29,929	28,626	66,342	55,826
NET INTEREST INCOME	40,659	29,186	79,309	59,179
Provision for credit losses	5,723	1,776	11,148	3,236
Net interest income after provision for credit losses	34,936	27,410	68,161	55,943
NON-INTEREST INCOME
Trust fees	3,939	3,885	8,063	8,223
Service charges on deposits	6,020	4,431	12,058	8,314
Bank-owned life insurance	902	1,672	1,762	2,420
Net securities gains	400	39	906	717
Net gains on sales of mortgage loans	408	379	463	715
Gains on early extinguishment of debt	-	895	-	895
Other income	3,122	2,151	6,728	5,404
Total non-interest income	14,791	13,452	29,980	26,688
NON-INTEREST EXPENSE
Salaries and wages	13,933	10,186	27,871	20,368
Employee benefits	4,290	3,629	8,918	7,325
Net occupancy	2,435	1,866	5,342	3,869
Equipment	2,862	1,884	5,650	3,786
Marketing	1,211	1,414	2,380	2,036
Amortization of intangible assets	908	596	1,921	1,192
Restructuring and merger-related expenses	1,656	-	2,705	-
Other operating expenses	8,775	7,397	17,943	14,781
Total non-interest expense	36,070	26,972	72,730	53,357
Income before provision for income taxes	13,657	13,890	25,411	29,274
Provision for income taxes	2,373	1,595	4,624	5,032
NET INCOME	$ 11,284	$ 12,295	$ 20,787	$ 24,242
EARNINGS PER SHARE
Basic	$ 0.42	$ 0.59	$ 0.78	$ 1.15
Diluted	$ 0.42	$ 0.59	$ 0.78	$ 1.15
AVERAGE SHARES OUTSTANDING
Basic	26,547,498	20,838,798	26,547,286	21,053,868
Diluted	26,553,724	20,884,156	26,556,832	21,103,429
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.280	$ 0.275	$ 0.560	$ 0.550

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2008 and 2007

						Accumulated
						Other	Deferred
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
January 1, 2007	21,496,793	$ 49,200	$ 123,170	$ 316,457	$ (61,855)	$ (8,863)	$ (1,234)	$ 416,875
Net income				24,242				24,242
Other comprehensive loss						(637)		(637)
Total comprehensive income								23,605
Common dividends
declared ($0.55 per share)				(11,506)				(11,506)
Treasury shares purchased	(761,398)				(23,928)			(23,928)
Treasury shares sold	24,525		(85)		641			556
Cumulative effect of change in accounting
for uncertainties in income taxes				(298)				(298)
Tax benefit from employee benefit plans			88					88
Stock option expense			159					159
Deferred benefits for directors – net			(39)				39	-
June 30, 2007	20,759,920	$ 49,200	$ 123,293	$ 328,895	$ (85,142)	$ (9,500)	$ (1,195)	$ 405,551

January 1, 2008	26,547,073	$ 55,487	$ 190,222	$ 336,317	$ (1,983)	$ 1,450	$ (1,174)	$ 580,319
Net income				20,787				20,787
Other comprehensive loss						(2,856)		(2,856)
Total comprehensive income								17,931
Common dividends
declared ($0.56 per share)				(14,865)				(14,865)
Treasury shares sold	624		(3)		14			11
Stock option expense			76					76
Deferred benefits for directors – net			26				(26)	-
June 30, 2008	26,547,697	$ 55,487	$190,321	$ 342,239	$ (1,969)	$ (1,406)	$ (1,200)	$ 583,472

There was no activity in Preferred Stock during the six months ended June 30, 2008 and 2007.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
(Unaudited, in thousands)	2008	2007
OPERATING ACTIVITIES:
Net income	$ 20,787	$ 24,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,738	2,777
Net amortization	(363)	(543)
Provision for credit losses	11,148	3,236
Net securities gains	(906)	(717)
Net gains on sales of mortgage loans	(463)	(715)
Excess tax benefits from stock-based compensation arrangements	-	(88)
Deferred income taxes	(847)	2,040
Increase in cash surrender value of bank-owned life insurance	(1,795)	(971)
Loans originated for sale	(62,232)	(62,475)
Proceeds from the sale of loans originated for sale	60,517	59,582
Net change in: other assets and accrued interest receivable	9,150	1,256
Net change in: other liabilities and accrued interest payable	(10,794)	(1,974)
Other – net	1,340	(988)
Net cash provided by operating activities	29,280	24,662
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	28,970	1,213
Proceeds from maturities, prepayments and calls	130,086	84,147
Purchases of securities	(125,049)	(81,707)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	-	6,754
Purchases of securities	-	(200)
Net decrease in loans	78,803	75,469
Sale of branches	(23,987)	-
Purchases of premises and equipment – net	(7,242)	(4,096)
Net cash provided by investing activities	81,581	81,580
FINANCING ACTIVITIES:
Decrease in deposits	(189,291)	(2,214)
Proceeds from Federal Home Loan Bank borrowings	153,586	50,000
Repayment of Federal Home Loan Bank borrowings	(28,035)	(141,798)
(Decrease) increase in other short-term borrowings	(27,760)	311
Increase (decrease) in federal funds purchased	52,000	(5,000)
Excess tax benefits from stock-based compensation arrangements	-	88
Dividends paid	(14,865)	(11,493)
Treasury shares sold (purchased) – net	11	(23,372)
Net cash used in financing activities	(54,354)	(133,478)
Net increase (decrease) in cash and cash equivalents	56,507	(27,236)
Cash and cash equivalents at beginning of the period	130,495	96,605
Cash and cash equivalents at end of the period	$ 187,002	$ 69,369
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 66,455	$ 55,166
Income taxes paid	2,000	6,305
Transfers of loans to other real estate owned	486	1,412
Transfers of held to maturity securities to available for sale securities	-	340,767

See Notes to Consolidated Financial Statements

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

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.  From January 1, 2008 until April 25, 2008 WesBanco operated two commercial banking subsidiaries as WesBanco Bank, Inc. and Oak Hill Banks (collectively “the Banks”) within the consolidated company.  As of April 25, 2008 Oak Hill Banks was merged into WesBanco Bank, Inc., resulting in the existence of one banking subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS—In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines, and provides guidance as to the measurement of, fair value. This statement creates a hierarchy of measurement and indicates that, when possible, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 applies when assets or liabilities in the financial statements are to be measured at fair value, but does not require additional use of fair value beyond the requirements in other accounting principles. The statement was effective for WesBanco as of January 1, 2008, excluding certain nonfinancial assets and nonfinancial liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008 and its adoption did not have a significant impact on WesBanco’s financial position or results of operations.  See Note 8, “Fair Value Measurements.”

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  WesBanco does not believe that this statement will have a material impact on the preparation of its financial statements.

NOTE 2. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands, except shares and per share amounts)	2008	2007	2008	2007
Numerator for both basic and diluted earnings per share:
Net Income	$ 11,284	$ 12,295	$ 20,787	$ 24,242

Denominator:
Total average basic common shares outstanding	26,547,498	20,838,798	26,547,286	21,053,868
Effect of dilutive stock options	6,226	45,358	9,546	49,561
Total diluted average common shares outstanding	26,553,724	20,884,156	26,556,832	21,103,429

Earnings per share - basic	$ 0.42	$ 0.59	$ 0.78	$ 1.15
Earnings per share - diluted	$ 0.42	$ 0.59	$ 0.78	$ 1.15

NOTE 3. SECURITIES

 Effective March 31, 2007, all existing held-to-maturity securities were transferred to available-for-sale.  The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and other deposits and borrowings that may require pledged collateral.  Some securities transferred had a cost basis in excess of fair value.  Management has the intent and ability to hold the securities until recovery of their cost.  The amortized cost of the transferred securities, at the date of transfer, was $334.9 million.  WesBanco does not intend to use the held-to-maturity security classification for purchased securities for the foreseeable future.

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30,	December 31,
(Unaudited, in thousands)	2008	2007
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 50,693	$ 83,497
Mortgage-backed securities	487,816	461,022
Obligations of states and political subdivisions	355,354	385,848
Corporate equity securities	4,185	5,268
Total securities available-for-sale	898,048	935,635
Securities held-to-maturity (at amortized cost):
Corporate securities	1,449	1,449
Total securities	$ 899,497	$ 937,084

At June 30, 2008 and December 31, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with aggregate par values of $368.0 million and $378.4 million and aggregate carrying values of $369.9 million and $380.3 million at June 30, 2008 and December 31, 2007, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $1.1 million and $29.0 million for the three and six months ended June 30, 2008, respectively, compared to zero and $1.2 million for the same periods in 2007.

For the six months ended June 30, 2008 realized gains on available-for-sale securities were $908 thousand and realized losses were $2 thousand.  For the six months ended June 30, 2007, realized gains on available-for-sale securities were $717 thousand and realized losses were zero.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ 17,743	$ (171)	5	$ -	$ -	-	$ 17,743	$ (171)	5
Mortgage-backed securities	90,030	(762)	19	109,686	(2,427)	53	199,716	(3,189)	72
Obligations of states and political subdivisions	48,569	(776)	108	45,856	(748)	106	94,425	(1,524)	214
Total temporarily impaired securities	$ 156,342	$ (1,709)	132	$155,542	$(3,175)	159	$311,884	$ (4,884)	291

	December 31, 2007
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies and corporations	$ -	$ -	-	$ 10,973	$ (27)	2	$ 10,973	$ (27)	2
Mortgage-backed securities	38,824	(119)	22	158,968	(2,215)	68	197,792	(2,334)	90
Obligations of states and political subdivisions	19,541	(133)	48	40,246	(306)	102	59,787	(439)	150
Total temporarily impaired securities	$ 58,365	$ (252)	70	$ 210,187	$ (2,548)	172	$ 268,552	$ (2,800)	242

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

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades to below investment grade (certain local issue municipal securities do not carry ratings) and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices, which change in accordance with market conditions.  WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost.  Accordingly, as of June 30, 2008 management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income for the six months ended June 30, 2008.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $5.9 million at June 30, 2008 and $4.1 million at December 31, 2007.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Six Months Ended
	June 30,
(Unaudited, in thousands)	2008	2007
Balance, at beginning of period	$ 38,543	$ 31,979
Provision for loan losses (1)	10,981	2,960
Charge-offs	(9,649)	(3,990)
Recoveries	1,977	979
Balance, at end of period	$ 41,852	$ 31,928
(1) The provision for credit losses for the first six months of 2008 and 2007 in the consolidated statements of income include these provisions for loan losses and provisions for credit losses on loan commitments of $167 thousand and $276 thousand, respectively.

	June 30,	December 31,
(Unaudited, in thousands)	2008	2007
Non-accrual loans	$ 29,660	$ 19,858
Other impaired loans	8,094	12,838
Total impaired loans	$ 37,754	$ 32,696
Total loans past due 90 days or more and still accruing interest	$ 15,213	$ 11,526

	June 30,	December 31,
(Unaudited, in thousands)	2008	2007
Balance of impaired loans with no allocated allowance for loan losses	$ 30,693	$ 23,836
Balance of impaired loans with an allocated allowance for loan losses	7,061	8,860
Total impaired loans	$ 37,754	$ 32,696

Allowance for loan losses allocated to impaired loans	$ 1,170	$ 1,553

At June 30, 2008 and December 31, 2007, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings.  At June 30, 2008 and December 31, 2007 WesBanco had FHLB borrowings of $529.9 million and $405.8 million, respectively, with a weighted-average interest rate of 4.00% and 4.60%, respectively.  Included in such FHLB borrowings at June 30, 2008 are $172.7 million in FHLB of Cincinnati advances.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock totaling $32.0 million at June 30, 2008 and $25.3 million at December 31, 2007 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at June 30, 2008 and December 31, 2007 was estimated to approximate $1,181.5 million and $1,203.1 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $529.9 million outstanding at June 30, 2008, $271.0 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.  Approximately $29.0 million of such advances are from the FHLB of Cincinnati.  Due to the terms of the note agreements with such bank, these convertible advances are not subject to renewal or rollover at the variable rate since WesBanco is not a member of the Cincinnati FHLB, and instead WesBanco would be required to pay down such advances or refinance them with the Pittsburgh FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2008 based on their contractual maturity dates and effective interest rates:

Year (unaudited, in thousands)	Scheduled Maturity	Weighted Average Rate
2008	$ 28,767	4.02%
2009	100,151	4.16%
2010	212,520	4.04%
2011	35,642	3.73%
2012	56,771	4.45%
2013 and thereafter	96,012	3.56%
Total	$ 529,863	4.00%

NOTE 6. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	June 30,	December 31,
(Unaudited, in thousands)	2008	2007
Federal funds purchased	$ 104,000	$ 52,000
Securities sold under agreements to repurchase	223,191	228,870
Treasury tax and loan notes and other	64	645
Revolving line of credit (parent company)	26,500	48,000
Total	$ 353,755	$ 329,515

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2008	2007	2008	2007
Service cost – benefits earned during year	$ 577	$ 604	$ 1,154	$ 1,207
Interest cost on projected benefit obligation	792	744	1,584	1,489
Expected return on plan assets	(1,138)	(1,066)	(2,276)	(2,132)
Amortization of prior service cost	(29)	(30)	(59)	(59)
Amortization of net loss	129	190	258	380
Net periodic pension cost	$ 331	$ 442	$ 661	$ 885

WesBanco recently changed the provisions of its defined benefit pension plan, such that employees hired, or rehired on or after August 1, 2007 do not qualify for participation in the plan.

There is no minimum contribution due for 2008, and no decision has been made as of June 30, 2008 relative to the level of contribution that will be made to the plan, if any.

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

Securities:  The fair value of securities available for sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 1 or 2 of the fair value hierarchy.  Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy.  These include certain specific mortgage backed and municipal debt issues and a limited number of illiquid equity securities.

Mortgage servicing rights:  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations.  As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level 3 of the fair value hierarchy.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of June 30, 2008 by level within the fair value hierarchy:

Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Unaudited - in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities - available for sale	$ 898,048	$ 53,017	$ 839,593	$ 5,438

The estimated fair value of interest rate swap derivatives is insignificant and therefore not presented in the above table.

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

Securities
Available
(Unaudited - in thousands)	for Sale
Beginning balance - January 1, 2008	$ 5,994
Total gains (losses) - (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(556)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Ending balance - June 30,2008	$ 5,438

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis in 2008, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios at quarter end June 30, 2008:

Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Unaudited - in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$ 5,891	$ -	$ -	$ 5,891
Mortgage servicing rights (2)	1,916	-	-	1,916

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

NOTE 9. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2008	2007	2008	2007
Net Income	$ 11,284	$ 12,295	$ 20,787	$ 24,242
Securities available-for-sale:
Unrealized gains from transfer of securities from held-to-maturity to available for sale (2)	-	-	-	5,817
Related income tax (expense) benefit (1)	-	-	-	(2,298)
Net change in unrealized gains (losses) on securities available-for-sale	(13,562)	(8,279)	(4,029)	(6,509)
Related income tax (expense) benefit (1)	5,271	3,270	1,565	2,571
Net securities (gains) losses reclassified into earnings	(400)	(39)	(906)	(717)
Related income tax expense (benefit) (1)	159	15	359	283
Net effect on other comprehensive income for the period	(8,532)	(5,033)	(3,011)	(853)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	55	43	58	53
Related income tax (expense) benefit (1)	(22)	(17)	(23)	(21)
Net effect on other comprehensive income for the period	33	26	35	32

Defined benefit pension plan
Amortization of prior service costs	(29)	(29)	(58)	(58)
Related income tax expense (benefit) (1)	12	11	24	22
Amortization of unrealized loss	128	181	256	362
Related income tax expense (benefit) (1)	(51)	(71)	(102)	(142)
Net effect on other comprehensive income for the period	60	92	120	184
Other comprehensive income	(8,439)	(4,915)	(2,856)	(637)

Total comprehensive income	$ 2,845	$ 7,380	$ 17,931	$ 23,605

 (1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.
 (2) See Note 3 “Securities” for additional information on this transfer.

The activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2008 and 2007 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(Unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2008	$ (3,893)	$ 5,379	$ (36)	$ 1,450
Period change, net of tax	120	(3,011)	35	(2,856)
Balance at June 30, 2008	$ (3,773)	$ 2,368	$ (1)	$ (1,406)

Balance at January 1, 2007	$ (5,686)	$ (3,118)	$ (59)	$ (8,863)
Period change, net of tax	184	(853)	32	(637)
Balance at June 30, 2007	$ (5,502)	$ (3,971)	$ (27)	$ (9,500)

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.4 million and $0.2 million as of each of the periods ended June 30, 2008 and December 31, 2007, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of June 30, 2008 and December 31, 2007, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

	June 30,	December 31,
(Unaudited, in thousands)	2008	2007
Commitments to extend credit	$ 690,055	$ 687,352
Standby letters of credit	39,497	51,363
Commercial letters of credit	2,983	3,753

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claims contain an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 11. STOCK-BASED COMPENSATION

WesBanco sponsors a Key Executive Incentive Bonus and Option Plan (the “Plan”) that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or the granting of non-qualified stock options, depending upon the component of the plan in which the award is earned.  Under the terms of the Plan, 0.2 million shares remain available for issuance.  Stock options are granted by, and at the discretion of the Compensation Committee of the Board of Directors and may be either service or performance based.  The maximum term of all options granted under the Stock Option component of the Plan is ten years from the original grant date.

During the second quarter of 2008 WesBanco issued 77,500 options.  Such issuance vests on December 31, 2008 and expires seven years from the date of the issuance.  Stock compensation expense for the six months ended June 30, 2008 totaled $76 thousand.  At June 30, 2008, $229 thousand of compensation cost related to unvested options is expected to be recognized over the remaining six months of 2008.

The following table presents stock option activity for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
(Unaudited)	Shares	Per Share	Life in Years
Outstanding at January 1, 2008	370,704	$ 24.92
Granted	77,500	21.72
Exercised	(624)	11.92
Forfeited or expired	(7,110)	29.50
Outstanding at June 30, 2008	440,470	$ 24.30	5.11
Vested and exercisable at June 30, 2008	333,964	$ 24.42	4.45

The aggregate intrinsic value of the outstanding options and the options exercisable at June 30, 2008 was $37 thousand.

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $2.9 billion and $3.0 billion at June 30, 2008 and 2007, respectively.  These assets are held by WesBanco Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.  Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months ended June 30, 2008:
Interest income	$ 70,588	$ -	$ 70,588
Interest expense	29,929	-	29,929
Net interest income	40,659	-	40,659
Provision for credit losses	5,723	-	5,723
Net interest income after provision for credit losses	34,936	-	34,936
Non-interest income	10,852	3,939	14,791
Non-interest expense	33,541	2,529	36,070
Income before provision for income taxes	12,247	1,410	13,657
Provision for income taxes	1,809	564	2,373
Net income	$ 10,438	$ 846	$ 11,284

For the Three Months ended June 30, 2007:
Interest income	$ 57,812	$ -	$ 57,812
Interest expense	28,626	-	28,626
Net interest income	29,186	-	29,186
Provision for credit losses	1,776	-	1,776
Net interest income after provision for credit losses	27,410	-	27,410
Non-interest income	9,567	3,885	13,452
Non-interest expense	24,788	2,184	26,972
Income before provision for income taxes	12,189	1,701	13,890
Provision for income taxes	915	680	1,595
Net income	$ 11,274	$ 1,021	$ 12,295

For the Six Months ended June 30, 2008:
Interest income	$ 145,651	$ -	$ 145,651
Interest expense	66,342	-	66,342
Net interest income	79,309	-	79,309
Provision for credit losses	11,148	-	11,148
Net interest income after provision for credit losses	68,161	-	68,161
Non-interest income	21,917	8,063	29,980
Non-interest expense	68,075	4,655	72,730
Income before provision for income taxes	22,003	3,408	25,411
Provision for income taxes	3,261	1,363	4,624
Net income	$ 18,742	$ 2,045	$ 20,787

For the Six Months ended June 30, 2007:
Interest income	$ 115,005	$ -	$ 115,005
Interest expense	55,826	-	55,826
Net interest income	59,179	-	59,179
Provision for credit losses	3,236	-	3,236
Net interest income after provision for credit losses	55,943	-	55,943
Non-interest income	18,465	8,223	26,688
Non-interest expense	48,752	4,605	53,357
Income before provision for income taxes	25,656	3,618	29,274
Provision for income taxes	3,585	1,447	5,032
Net income	$ 22,071	$ 2,171	$ 24,242

Total non-fiduciary assets of the trust and investment services segment were $16.1 million and $6.7 million at June 30, 2008 and 2007, respectively.  All goodwill and other intangible assets, mortgage servicing rights and net deferred tax assets were allocated to the community banking segment.

NOTE 13. SALE OF BRANCHES

On April 11, 2008, WesBanco completed the sale, from the community banking segment, of five branches acquired with Oak Hill Banks to two purchasers.  Collectively, the transactions represent a blended gross premium of approximately 7.4% on deposits of $65.1 million.  Loans totaling $33.9 million and other assets totaling $2.3 million were also included in the transactions.  The premium, net of allocable core deposit intangible basis of $1.0 million and applicable income tax effects, was deemed to be a refinement to estimated fair values on the acquisition date, and therefore was netted against originally recorded goodwill.  No income statement effect was recorded as a result of completing this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2007 and Form 10-Q as of March 31, 2008 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual report on form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, marketability of debt instruments and corresponding impact on fair value adjustments, and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2008 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating through 109 locations and 148 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income for the quarter ended June 30, 2008 was $11.3 million while diluted earnings per share were $0.42, as compared to $12.3 million or $0.59 per share for the second quarter of 2007.  Earnings per share for 2008 included the full effect of the issuance of additional shares of stock for the purchase of Oak Hill Financial, Inc. (“Oak Hill”).   Although net income decreased 8.2% during the second quarter of 2008, as compared to the second quarter of 2007, income before the provision for income taxes only decreased 1.7%.  Income before income taxes benefited from a 39.3% improvement in net interest income from the larger balance sheet due to the acquisition of Oak Hill, and from an increase in the net interest margin to 3.75% from the 3.46% earned in last year’s second quarter.  The margin improvement was due primarily to a decline in the cost of funds.  Non-interest income increased 10.0% primarily from increases in service charges on higher deposit levels.  These increases were offset by a $3.9 million or 222.2% increase in the provision for credit losses, and increased non-interest expenses related to larger operations and $1.7 million of merger related expenses in the 2008 quarter.  The increase in the provision for credit losses was primarily the result of higher loan charge-offs and non-performing loans due to current economic conditions.  The decrease in diluted earnings per share to $0.42 in the second quarter of 2008 as compared to $0.59 per share in 2007, was also impacted by several other events.  During the second quarter of 2007, the Company recognized a $0.9 million gain on a bank owned life insurance contract, a $0.9 million gain on the early extinguishment of debt and a $1.6 million credit to the provision for income taxes to adjust deferred taxes on a small portion of the municipal bond investment portfolio.  Also contributing to the decrease in earnings per share was the issuance of additional shares for the acquisition of Oak Hill in the fourth quarter of 2007.

The second quarter of 2008 also benefited from the continued integration of the former Oak Hill Banks.  Five former Oak Hill Banks branches were sold, Oak Hill Banks was merged into WesBanco Bank and all data processing systems were converted to WesBanco’ systems.  In June, two additional branches located in Ohio were closed.

For the six month period, net income was $20.8 million or $0.78 per share in 2008, while for the same 2007 period, net income was $24.2 million or $1.15 per share.  The net interest margin was 3.68% in the first half of 2008 as compared to 3.52% in the same 2007 period.  The margin increase and the increase in the balance sheet provided a 34.0% increase in net interest income.  These increases, and increases in non-interest income, were offset by a higher provision for loan losses, which increased $7.9 million, and increases in non-interest expenses.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2008	2007	2008	2007
Net interest income	$ 40,659	$ 29,186	$ 79,309	$ 59,179
Taxable equivalent adjustments to net interest income	1,898	1,947	3,944	3,959
Net interest income, fully taxable equivalent	$ 42,557	$ 31,133	$ 83,253	$ 63,138
Net interest spread, non-taxable equivalent	3.28%	2.78%	3.22%	2.86%
Benefit of net non-interest bearing liabilities	0.30%	0.46%	0.29%	0.44%
Net interest margin	3.58%	3.24%	3.51%	3.30%
Taxable equivalent adjustment	0.17%	0.22%	0.17%	0.22%
Net interest margin, fully taxable equivalent	3.75%	3.46%	3.68%	3.52%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income  is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.

Interest income increased by 22.1% in the second quarter and 26.6% in the six month period as compared to the same periods in 2007.  The increases in interest income were due to increases in the volume of assets from Oak Hill, net of planned runoff in WesBanco Bank’s residential mortgage loan portfolio, as over the last two years, more loans originated have been sold into the secondary market rather than being held on the balance sheet. In addition, the net interest margin improved by 29 basis points in the second quarter and 16 basis points in the six month period of 2008, as WesBanco attempted to aggressively reduce its funding costs and improve its margin in an overall lower interest rate environment.  This strategy resulted in some runoff of certificates of deposit and money market deposit account types from year-end, along with the sale of five branches, comprising most of the $254.6 million or 6.5% decrease in total deposits.  The average rate earned on total interest-earning assets in the year-to–date period was consistent with the prior year, with a 61 basis point increase on total securities being offset by a 15 basis point decrease for loans. Throughout 2007, WesBanco continued its prior year strategy in a flat to inverted yield curve environment of using cash flows from sales and maturities of securities, and from reductions in the residential loan portfolio, to reduce higher cost interest bearing liabilities.

Average loan balances increased $840.3 million or 29.5% for the first six months of 2008 compared to the prior year period due to the Oak Hill acquisition, net of the effect of planned reductions in residential real estate loans.  To a lesser degree, decreases in commercial real estate loans attributable to reduced demand and prepayment due to refinancing or underlying property sales prior to maturity of certain loans, as well as planned exits of under-performing and less profitable types of loans throughout 2007, also reduced total loans.

Interest expense increased by 4.6% in the second quarter and 18.8% in the six month period as compared to the same periods in 2007, due to increases in interest bearing liabilities from the larger balance sheet, partially offset by significant reductions in rates paid on nearly all interest bearing liability types. Average interest bearing liabilities increased by a total of 28.3% in the second quarter and 30.1% in the first half of 2008.  Management aggressively reduced certain interest rates paid on maturing CDs and MMDAs in order to realize a lower cost of funds during a period of reduced loan demand, which resulted in a decrease in CD and MMDA balances since December 31, 2007, while focusing its marketing efforts on increasing non-interest bearing demand deposits.  In addition, beginning in the first quarter of 2008, management decided to utilize mid-term structured FHLB borrowings to a greater degree, which permitted generally lower initial interest rates and an embedded interest rate cap after the no-call period until maturity.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate	Balance	Rate (4)	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 7,971	7.42%	$ 1,466	2.19%	$ 6,024	5.54%	$ 1,388	2.18%
Loans, net of unearned income (1)	3,654,575	6.54%	2,832,325	6.85%	3,688,942	6.69%	2,848,651	6.84%
Securities: (2)
Taxable	522,162	5.44%	408,187	5.01%	488,910	5.92%	400,049	4.94%
Tax-exempt (3)	329,607	6.58%	332,504	6.69%	320,781	7.03%	337,519	6.70%
Total securities	851,769	5.88%	740,691	5.76%	809,691	6.36%	737,568	5.75%
Federal funds sold	8,218	2.24%	31,767	5.45%	19,732	2.71%	20,513	5.27%
Other earning assets	29,256	4.47%	21,517	5.78%	28,898	6.29%	22,123	5.53%
Total earning assets (3)	4,551,789	6.40%	3,627,766	6.60%	4,553,287	6.61%	3,630,243	6.60%
Other assets	663,014		383,209		714,084		387,402
Total Assets	$ 5,214,803		$ 4,010,975		$ 5,267,371		$ 4,017,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 440,524	0.97%	$ 357,780	1.37%	$ 428,064	1.49%	$ 350,598	1.29%
Money market accounts	551,266	1.57%	372,368	2.72%	572,847	1.59%	364,158	2.61%
Savings deposits	445,131	0.67%	428,268	1.34%	444,375	0.78%	433,870	1.36%
Certificates of deposit	1,772,779	3.96%	1,442,201	4.60%	1,840,031	4.26%	1,440,551	4.51%
Total interest bearing deposits	3,209,700	2.69%	2,600,617	3.35%	3,285,317	2.96%	2,589,177	3.28%
Federal Home Loan Bank borrowings	465,568	4.03%	327,172	4.08%	458,953	3.49%	338,639	3.95%
Other borrowings	297,255	2.82%	167,772	5.14%	288,997	4.43%	171,080	5.00%
Junior subordinated debt	111,053	6.33%	87,638	6.49%	111,039	6.54%	87,638	6.51%
Total interest bearing liabilities	4,083,576	2.95%	3,183,199	3.61%	4,144,306	3.22%	3,186,534	3.53%
Non-interest bearing demand deposits	499,875		384,435		492,648		384,636
Other liabilities	40,018		36,294		43,376		37,097
Shareholders' Equity	591,334		407,047		587,041		409,378
Total Liabilities and
Shareholders’ Equity	$ 5,214,803		$ 4,010,975		$ 5,267,371		$ 4,017,645

Net Interest Spread		3.45%		2.99%		3.39%		3.07%
Taxable equivalent net yield on average earning assets (3)		3.75%		3.46%		3.68%		3.52%
(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $1.3 million and $2.4 million for the three and six months ended June 30, 2008, respectively and 1.0 million and 1.9 million for the same periods in 2007.

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

(4)	Certain rates in the year to date period of 2008 were affected by reclassifications in the first quarter in interest income and interest expense which did not affect the total net interest margin.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Compared to June 30, 2007			Compared to June 30, 2007
			Net Increase			Net Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 90	$ 49	$ 139	$ 103	$ 48	$ 151
Loans, net of unearned income	13,342	(2,261)	11,081	28,237	(2,193)	26,044
Taxable securities	1,560	458	2,018	2,335	2,122	4,457
Tax-exempt securities (2)	(48)	(92)	(140)	(575)	530	(45)
Federal funds sold	(216)	(171)	(387)	(20)	(254)	(274)
Other interest income	96	(80)	16	205	92	297
Total interest income change (2)	14,824	(2,097)	12,727	30,285	345	30,630

Increase (decrease) in interest expense:
Interest bearing demand deposits	245	(409)	(164)	525	404	929
Money market accounts	928	(1,303)	(375)	2,077	(2,265)	(188)
Savings deposits	54	(745)	(691)	69	(1,272)	(1,203)
Certificates of deposit	3,427	(2,496)	931	8,616	(1,885)	6,731
Federal Home Loan Bank borrowings	1,378	(42)	1,336	2,172	(839)	1,333
Other borrowings	1,180	(1,242)	(62)	2,656	(528)	2,128
Junior subordinated debt	366	(38)	328	769	17	786
Total interest expense change	7,578	(6,275)	1,303	16,884	(6,368)	10,516

Net interest income increase (2)	$ 7,246	$ 4,178	$ 11,424	$ 13,401	$ 6,713	$ 20,114
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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is determined by management as the amount required after net charge-offs have been deducted, to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio.  The provision for credit losses was $5.7 million and $11.1 million for the second quarter and first half of 2008, respectively, as compared to $1.8 million and $3.3 million for the same periods in 2007.  Higher provision expense in 2008 reflects adverse economic conditions which have led to an increase in charge-offs and non-performing loans primarily in our metropolitan markets in Ohio.  Net loan charge-offs to average loans were 0.45% for the second quarter 2008 and 0.42% for the six months ended June 30, 2008 as compared to 0.24% for first six months of last year.  Non-performing loans as a percent of total loans were 0.82% for the second quarter of 2008 as compared to 0.34% for the second quarter of 2007.  The rapid decline in the housing market during the first half of the year has negatively impacted residential construction and development loans as sales prices have declined and absorption rates have slowed significantly.  The overall impact of a slowing economy has contributed to higher commercial real estate vacancy rates and a general decline in business activity.  The distressed housing market and sustained high energy prices have also had an adverse impact on the consumer loan portfolio.  For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Trust fees	$ 3,939	$ 3,885	$ 54	1.4%	$ 8,063	$ 8,223	$ (160)	(1.9%)
Service charges on deposits	6,020	4,431	1,589	35.9%	12,058	8,314	3,744	45.0%
Bank-owned life insurance	902	1,672	(770)	(46.1%)	1,762	2,420	(658)	(27.2%)
Net securities gains	400	39	361	925.6%	906	717	189	26.4%
Net gains on sales of loans	408	379	29	7.7%	463	715	(252)	(35.2%)
Gains on early extinguishment of debt	-	895	(895)	(100.0%)	-	895	(895)	(100.0%)

Other Income
Service fees on ATM's and debit cards	1,534	1,179	355	30.1%	2,820	2,316	504	21.8%
Net securities services revenue	661	606	55	9.1%	1,290	1,198	92	7.7%
Net insurance services revenue	763	321	442	137.7%	1,440	624	816	130.8%
Gain on sale of branch offices	-	-	-	-	-	980	(980)	(100.0%)
Other	164	45	119	264.4%	1,178	286	892	311.9%
Total other income	3,122	2,151	971	45.1%	6,728	5,404	1,324	24.5%
Total non-interest income	$ 14,791	$ 13,452	$ 1,339	10.0%	$ 29,980	$ 26,688	$ 3,292	12.3%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain new and old customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  Non-interest income increased $1.3 million or 10.0% for the second quarter 2008 compared to the second quarter 2007, and $3.3 million or 12.3% for the year-to-date period 2008 compared to 2007.  These changes were primarily due to the addition of Oak Hill and its associated banking service charges on deposits, ATM’s and debit cards, as well as the addition of its securities and insurance businesses to WesBanco’s similar non-banking business lines.

Trust fees were slightly higher in the second quarter but lower year-to-date as compared to the prior year due to lower market-related fees for assets under management, and lower estate fees due to timing and a lower mandated State of West Virginia fee schedule for executors. The market value of total trust assets at June 30, 2008 and 2007, was $2.9 billion and $3.0 billion, respectively.

Bank owned life insurance income decreased from the second quarter of 2007 due to a $0.9 million gain recognized in the second quarter of 2007. Mortgage banking income was lower due to overall lower market activity and securities gains were lower due to the sale of a larger equity position in 2007, as compared to gains on sale of certain municipal bonds and other debt-related securities in 2008. During the second quarter of 2007, gains on the early extinguishment of debt of $0.9 million resulted from the elimination of certain mark-to-market adjustments on a called FHLB advance.

Other income in the first half of 2008 included a first quarter gain resulting from the mandatory redemption of VISA Class B common stock for $0.4 million, while 2007 included a first quarter gain on sale of real estate related to a former branch facility of $1.0 million.

For the three months ended June 30, 2008, total non-interest income comprised 25.8% of total net tax-equivalent revenues as compared to 30.2% for the quarter ended June 30, 2007.  For the six months ended June 30, 2008, total non-interest income comprised 26.5% of total net tax-equivalent revenues as compared to 29.7% during the 2007 period.  Eliminating the branch sale gain, early extinguishment of debt income, additional bank owned life insurance income and securities gains, non-interest income for the second quarter would have been up 24.0% from the prior year quarter and 25.4% year to date.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(dollars in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Salaries and wages	$ 13,933	$ 10,186	$ 3,747	36.8%	$ 27,871	$ 20,368	$ 7,503	36.8%
Employee benefits	4,290	3,629	661	18.2%	8,918	7,325	1,593	21.7%
Net occupancy	2,435	1,866	569	30.5%	5,342	3,869	1,473	38.1%
Equipment	2,862	1,884	978	51.9%	5,650	3,786	1,864	49.2%
Marketing	1,211	1,414	(203)	(14.4%)	2,380	2,036	344	16.9%
Amortization of intangible assets	908	596	312	52.3%	1,921	1,192	729	61.2%
Restructuring and merger expenses	1,656	-	1,656	100.0%	2,705	-	2,705	100.0%

Other operating expenses
Miscellaneous taxes	1,973	1,411	562	39.8%	3,836	2,987	849	28.4%
Professional fees	1,516	1,650	(134)	(8.1%)	3,556	3,579	(23)	(0.6%)
Postage	1,102	821	281	34.2%	2,146	1,584	562	35.5%
Communications	726	504	222	44.0%	1,413	1,031	382	37.1%
Other	3,458	3,011	447	14.8%	6,992	5,600	1,392	24.9%
Total other operating expenses	8,775	7,397	1,378	18.6%	17,943	14,781	3,162	21.4%
Total non-interest expense	$ 36,070	$ 26,972	$ 9,098	33.7%	$ 72,730	$ 53,357	$ 19,373	36.3%

Non-interest expense increased $9.1 million or 33.7% for the second quarter 2008 compared to the second quarter 2007, and $19.4 million or 36.3% for the year-to-date period 2008 compared to 2007, primarily due to the acquisition of Oak Hill and its related expenses.  Excluding restructuring and merger-related expenses, the increase in non-interest expense was 27.6% and 31.2% for the three and six months periods ended June 30, 2008, respectively.

Salaries and wages increased by $3.7 million or 36.8% for the second quarter of 2008 as compared to the second quarter of 2007, and $7.5 million or 36.8% for the first half of 2008.  The increases were primarily due to the Oak Hill acquisition and normal increases in employee compensation.  The number of full-time equivalent (“FTE”) employees of 1,539 at June 30, 2008 compares to 1,191 at June 30, 2007. WesBanco has begun to reduce its FTE count following completion in late April of the Oak Hill data processing system conversion and associated bank merger, along with the sale of five former Oak Hill branch offices resulting in the reductions in salaries and FTE.  The primary benefit of these integration efforts, as well as the closing of two additional branch offices on June 30, 2008, are expected to be realized more fully beginning in the second half of 2008.

Employee benefit costs increased $0.7 million or 18.2% for the second quarter of 2008 as compared to the second quarter of 2007, and $1.6 million or 21.7% for the first half of 2008 primarily due to the increase in costs associated with the Oak Hill employees and continued increases in health and life insurance costs as well as higher payroll taxes, somewhat offset by lower pension expense. As of August 1, 2007, the existing WesBanco pension plan was frozen to all new entrants from acquisitions or new employee hires. Additionally, Oak Hill’s 401(k) plan has been merged into WesBanco’s KSOP during the second quarter 2008.

During the three and six month periods ended June 30, 2008, the Company incurred restructuring and merger-related expenses of $1.7 million and $2.7 million respectively, which represented severance payments, travel expenses, training costs, data processing conversion and various other post-merger related costs in connection with the acquisition of Oak Hill.

Marketing expenses decreased $0.2 million or 14.4% for the second quarter of 2008 as compared to the second quarter of 2007 due to the decrease in advertising costs incurred during that period.  However, marketing expenses increased on a year to date basis by $0.3 million or 16.9% due to a new checking account campaign in the early part of 2008 primarily targeted for the new market areas of Oak Hill.

Net occupancy, equipment, intangible asset amortization, postage, communication, miscellaneous taxes and other operating expenses all saw increases mostly related to the acquisition, with some additional impact in occupancy and equipment expense categories from last year’s technology platform conversion to new hardware and operating software.

INCOME TAXES

The provision for income taxes decreased $0.4 million or 8.1% in the first half of 2008 compared to the same 2007 period due to a decrease in pre-tax income, partially offset by an increase in the effective tax rate.  For 2008 the effective tax rate increased to 18.2% as compared to 17.2% in the first half of 2007 due primarily to a $1.6 million correction of deferred taxes in the second quarter of 2007 that benefited the effective tax rate.  The effective tax rate was impacted in 2008 by a higher percentage of tax-exempt income to total income and the benefit of certain tax credits including New Market Tax Credits awarded to WesBanco Bank.

FINANCIAL CONDITION

SUMMARY

Total assets decreased 2.1% in the first six months of 2008, while total shareholders’ equity increased 0.5% at June 30, 2008 as compared to December 31, 2007.  Lower total assets were primarily the result of decreases in total loans due to slowing general economic conditions and the sale of five former Oak Hill Banks branches in the second quarter.  Deposits decreased 6.5% in the first six months of 2008 due to competitors’ offerings of higher rate certificates of deposit, which WesBanco chose not to match, replacing these deposits with lower cost wholesale borrowings, and due to the sale of five branches.  Increases in shareholders’ equity were primarily due to net income for the period partially offset by dividends paid.  Tangible equity to tangible assets increased from 5.96% at December 31, 2007 to 6.29% at the end of the first half of 2008 due to intangible amortization and lower total assets, along with net retained earnings.

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies and corporations	$ 50,693	$ 83,497	$ (32,804)	(39.3%)
Mortgage-backed securities	487,816	461,022	26,794	5.8%
Obligations of states and political subdivisions	355,354	385,848	(30,494)	(7.9%)
Corporate equity securities	4,185	5,268	(1,083)	(20.6%)
Total securities available-for-sale	898,048	935,635	(37,587)	(4.0%)
Securities held-to-maturity (at amortized cost):
Corporate securities	1,449	1,449	-	0.0%
Total securities	$ 899,497	$ 937,084	$ (37,587)	(4.0%)
Available-for-sale securities:
Weighted average yield at the respective period end	5.52%	5.64%
As a % of total securities	99.8%	99.8%
Weighted average life (in years)	3.9	3.8
Held-to-maturity securities:
Weighted average yield at the respective period end	9.72%	9.70%
As a % of total securities	0.2%	0.2%
Weighted average life (in years)	21.8	22.3

Total investment securities, which are a source of liquidity for WesBanco as well as a major contributor to interest income, decreased by 4.0% from December 31, 2007 to June 30, 2008.  These declines are due primarily to sales, calls, maturities and pay-downs of government agencies and investments in obligations of state and political subdivisions during the quarter which decreased $63.3 million or 13.5% during the second quarter 2008 compared to December 31, 2007. The proceeds of the aforementioned sales and maturities were used to re-invest in higher yielding, medium term mortgage-backed securities, and satisfy normal liquidity needs of the Company.  Investments in mortgage-backed securities increased $26.8 million at June 30, 2008 compared to December 31, 2007.

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

WesBanco’s loan portfolio consists of the five major categories set forth in Table 7.  WesBanco makes loans for business and consumer purposes.  Business loans consist of construction, commercial and commercial real estate loans, while consumer loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered.  WesBanco does not have any exposure to sub-prime residential real estate loans.

TABLE 7. COMPOSITION OF LOANS

	June 30, 2008		December 31, 2007
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial	$ 517,953	14.2%	$ 505,541	13.4%
Commercial real estate	1,665,135	45.7%	1,682,675	44.7%
Residential real estate	908,524	24.9%	975,151	25.9%
Home equity	201,478	5.5%	193,209	5.1%
Consumer	342,341	9.4%	363,973	9.7%
Total portfolio loans	3,635,431	99.8%	3,720,549	98.9%
Loans held for sale	6,443	0.2%	39,717	1.1%
Total Loans	$ 3,641,874	100.0%	$ 3,760,266	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 3.1% between June 30, 2008 and December 31, 2007.  While commercial and industrial loans increased due primarily to the seasonal activity in revolving credit lines, commercial real estate loans decreased as a result of scheduled repayments and the impact of slowing general economic conditions that have also reduced overall loan demand.  The decline in residential real estate loans continues to primarily reflect planned decreases consistent with WesBanco’s strategy of selling most new residential mortgages in the secondary market and to a lesser extent the impact of a decline in the housing market on overall mortgage lending activity.  Home equity lines of credit and consumer loans have decreased collectively due primarily to reduced consumer demand.  Loans held for sale decreased as a result of completing the sale of five branches in the second quarter.  WesBanco remains focused on improving the overall profitability and credit quality of the loan portfolio through disciplined pricing and underwriting, which also had the effect of reducing new loan volume and quarter end loan totals.

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

Loans are placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection.  Except for certain consumer and residential real estate loans, when a loan is placed on non-accrual, WesBanco generally recognizes interest income on the cash basis if recovery of principal is reasonably assured.

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

TABLE 8. NON-PERFORMING ASSETS

	June 30,	December 31,
(unaudited, in thousands)	2008	2007
Non-accrual:
Commercial	$ 5,723	$ 3,508
Commercial real estate	21,450	13,596
Residential real estate	2,090	2,086
Home equity	222	379
Consumer	176	289
Total non-performing loans	29,661	19,858
Other real estate owned and repossessed assets	2,751	3,998
Total non-performing assets	$ 32,412	$ 23,856

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $9.8 million or 49.0% between December 31, 2007 and June 30, 2008.  These increases are primarily attributable to the overall impact of a slowing economy on commercial and industrial, and commercial real estate loans.  In addition, a $2.2 million land development loan migrated to non-accrual during the second quarter.  Land development and residential construction and development loans represent approximately $6.0 million, or 20% of total non-performing loans.  Non-performing loans as a percent of total loans were 0.82% for the second quarter of 2008 compared to 0.34% for the second quarter of 2007

Other real estate and repossessed assets decreased $1.2 million between December 31, 2007 and June 30, 2008 despite higher foreclosure activity during the period, due to aggressive efforts to reduce the level of other real estate inventory.

Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance.  Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments.  Other impaired loans decreased $4.7 million to $8.1 million at June 30, 2008 from the total at December 31, 2007 primarily due to loan payoffs and scheduled principal reductions, as well as the migration of certain impaired loans to non-performing status.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	June 30,	December 31,
(unaudited, in thousands)	2008	2007
Commercial and industrial	$ 1,624	$ 1,098
Commercial real estate	6,205	4,396
Residential real estate	5,763	4,393
Home equity	948	835
Consumer	673	804
Total loans past due 90 days or more	$ 15,213	$ 11,526

Loans past due 90 days or more and still accruing interest increased from December 31, 2007 to June 30, 2008 in virtually all loan categories due primarily to deterioration in economic conditions mainly in our metropolitan markets. The increase in residential real estate and home equity delinquency is not attributable to sub-prime lending as WesBanco does not have any material direct exposure to sub-prime residential real estate loans.  Nevertheless, prime residential real estate loans have not been immune to the problems that have plagued sub-prime portfolios as all consumers are impacted by high energy prices, increasing unemployment and current economic conditions.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 2008 increased $3.3 million from December 31, 2007 to reflect the higher level of probable but unconfirmed loss attributable to general economic conditions. The allowance for loan losses as a percentage of total loans increased to 1.15% at June 30, 2008 from 1.03% at December 31, 2007.  Net charge-offs increased $4.7 million for the six months ended June 30, 2008 compared to the same period last year.  Net loan charge-offs to average loans were 0.45% for the second quarter 2008, 0.42% for the six months ended June 30, 2008 and 0.24% for first six months of last year.

Net charge-offs of all categories of loans increased for the second quarter and the first six months of 2008 compared to the same periods last year with the most significant increases in commercial and industrial and commercial real estate loans due to economic conditions.  Net charge-offs of residential real estate and home equity loans but still represent only 0.21% of average loans collectively.  Commercial real estate and residential real estate losses have been exacerbated by declines in property values.

The allowance for all categories of loans increased with the most significant additions to commercial and industrial and commercial real estate loans to reflect the overall credit deterioration that has resulted in higher net charge-offs, increased non-performing loans and a greater number of loans with higher risk characteristics.

Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at June 30, 2008.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2008	2007
Beginning balance of allowance for loan losses	$ 38,543	$ 31,979
Provision for loan losses	10,981	2,960
Charge-offs:
Commercial and industrial	1,547	770
Commercial real estate	3,166	516
Residential real estate	668	149
Home equity	503	265
Consumer	2,962	1,828
Total loan charge-offs	8,846	3,528
Deposit account overdrafts	803	462
Total loan and deposit account overdraft charge-offs	9,649	3,990

Recoveries:
Commercial and industrial	394	52
Commercial real estate	346	116
Residential real estate	34	29
Home equity	15	-
Consumer	704	662
Total loan recoveries	1,493	859
Deposit account overdrafts	484	120
Total loan and deposit account overdraft recoveries	1,977	979
Net loan and deposit account overdraft charge-offs	7,672	3,011

Ending balance of allowance for loan losses	$ 41,852	$ 31,928

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.47%	0.36%
Commercial real estate	0.33%	0.07%
Residential real estate	0.13%	0.03%
Home equity	0.50%	0.34%
Consumer	1.28%	0.86%
Total loan charge-offs	0.37%	0.19%

Allowance for loan losses as a percentage of total loans	1.15%	1.13%
Allowance for loan losses to total non-performing loans	1.41x	3.31x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	0.93x	1.82x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30,	Percent of	December 31,	Percent of
(unaudited, in thousands)	2008	Total	2007	Total
Commercial and industrial	$ 14,136	33.8%	$ 12,618	32.7%
Commercial real estate	18,252	43.6%	17,234	44.8%
Residential real estate	2,586	6.2%	2,281	5.9%
Home equity	911	2.2%	700	1.8%
Consumer	5,169	12.3%	4,968	12.9%
Deposit account overdrafts	798	1.9%	742	1.9%
Total allowance for loan losses	$ 41,852	100.0%	$ 38,543	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 40,532		$ 36,990
Specific reserves pursuant to SFAS No. 114	1,320		1,553
Total allowance for loan losses	$ 41,852		$ 38,543

DEPOSITS

TABLE 12. DEPOSITS

	June 30,	December 31,
(unaudited, in thousands)	2008	2007	$ Change	% Change
Non-interest bearing demand	$ 524,529	$ 519,287	$ 5,242	1.0%
Interest bearing demand	433,723	416,470	17,253	4.1%
Money market	537,004	612,089	(75,085)	(12.3%)
Savings deposits	443,384	440,358	3,026	0.7%
Certificates of deposit	1,714,668	1,919,726	(205,058)	(10.7%)
Total deposits	$ 3,653,308	$ 3,907,930	$ (254,622)	(6.5%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 109 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits decreased by $185.5 million or 4.8% during the recent quarter and $254.6 million or 6.5% year to date.  During the second quarter, WesBanco sold five of the branches acquired from Oak Hill with deposits totaling $65.1 million.

Money market deposits decreased $49.1 million or 8.4% during the recent quarter and $75.1 million or 12.3% year to date.  The aforementioned branch sales resulted in $14.8 million of the second quarter reduction while the remainder was due to the decline in the overall interest rate environment and the short term yields associated with the rate structure of certain deposits.  Demand and savings deposits increased by 2.4% and 0.7%, respectively, due to continued efforts to obtain more account relationships, which possess a lower overall cost. Various retail banking and corresponding marketing efforts have generated this increase.

Certificates of deposit decreased $152.3 million or 8.2% during the recent quarter and $205.1 million or 10.7% year to date.  The aforementioned branch sales resulted in $35.0 million of the second quarter reduction while the remainder was due to the effects of an overall corporate strategy designed to stimulate growth in retail deposit relationships with a focus on demand deposit accounts and an overall product mix that can be offered at a significantly lower cost to the bank.  The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace.  Brokered deposits, including Certificate of Deposit Account Registry Service (CDARS®) offerings which are marketed as an alternative to certain customer repurchase agreements or to replace other wholesale borrowings when conditions warranted, totaled $61.8 million at quarter end, as compared to $59.9 million at December 31, 2007, respectively.  Certificates of deposit totaling approximately $1.3 billion at June 30, 2008 are scheduled to mature within the next year.  WesBanco will continue to focus on its deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.  Certificates of deposit of $100,000 or more totaled $525.1 million at June 30, 2008 and $580.2 million at December 31, 2007, almost all of which are retail oriented.

BORROWINGS

TABLE 13. BORROWINGS

	June 30,	December 31,
(in thousands)	2008	2007	$ Change	% Change
Federal Home Loan Bank borrowings	$ 529,863	$ 405,798	$ 124,065	30.6%
Other short-term borrowings	353,755	329,515	24,240	7.4%
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,055	111,024	31	-
Total borrowings	$ 994,673	$ 846,337	$ 148,336	17.5%

Borrowings are a significant source of funding for WesBanco, and in the current interest rate environment, they may be less expensive than certificates of deposit. At June 30, 2008, Federal Home Loan Bank borrowings increased $124.1 million or 30.6% from December 31, 2007.  The Company has carefully managed deposit rates, particularly in markets where larger banks are aggressively pursuing higher cost certificates of deposit and money market deposit accounts, and used more reasonably priced borrowings as part of its strategy to improve the net interest margin.  At June 30, 2008 these borrowings were $529.9 million compared to $405.8 million at December 31, 2007.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, at June 30, 2008 were $353.8 million compared to $329.5 million at December 31, 2007. The increase from year-end was primarily due to a $52.0 million increase in federal funds purchased, offset by $21.5 million in repayments on the revolving line of credit.  The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $48.0 million with interest accruing at a rate equivalent to the one month LIBOR plus 90 basis points, maturing in May 2009, and was used in 2007 to fund the cash portion of the Oak Hill acquisition as well as for general corporate purposes, including share repurchases.  It had an outstanding balance of $26.5 million at June 30, 2008 and $48.0 million at December 31, 2007.

CAPITAL RESOURCES

Shareholders' equity was $583.5 million at June 30, 2008 compared to $580.3 million at December 31, 2007. Total equity was increased for current six month earnings of $20.8 million and decreased by a $2.9 million change in other comprehensive loss and the payment of dividends of $14.9 million. No shares were repurchased during the quarter.  As of June 30, 2008, WesBanco had repurchased 415,675 shares on a one million share repurchase plan approved by the Board of Directors in March 2007, leaving 584,325 shares to be repurchased from this 2007 authorization.  In February 2008 WesBanco’s Board of Directors authorized the increase of its dividend from $0.275 per share to $0.28 per share, a 1.8% increase. This dividend increase represented the twenty-third consecutive year of dividend increases at WesBanco.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank as well as WesBanco, Inc., maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Banks to the parent company. As of June 30, 2008, under FDIC regulations, WesBanco could receive without prior regulatory approval a dividend of up to $12.4.million.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum	Well	June 30, 2008		December 31, 2007
(Unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 427,650	8.63%	$ 410,140	9.90%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	427,650	11.17%	410,140	10.43%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	470,004	12.28%	449,052	11.41%

WesBanco Bank, Inc. (4)
Tier 1 Leverage	4.00%	5.00%	435,502	8.82%	423,582	8.55%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	435,502	11.09%	423,582	10.81%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	477,866	12.17%	462,494	11.81%

(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.
(4) At year-end, the Bank includes Oak Hill Banks capital information, prior to its merger with WesBanco Bank on April 25, 2008.

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

Securities are the principal source of liquidity for WesBanco. Securities totaled $899.5 million at June 30, 2008, of which $898.0 million were classified as available-for-sale. At June 30, 2008, WesBanco has approximately $17.1 million in securities scheduled to mature within one year.  Additional cash flows may be anticipated from approximately $122.5 million in callable bonds, which have call dates within the next year, from loans scheduled to mature within the next year of $630.3 million and normal monthly loan repayments.  At June 30, 2008, WesBanco had $187.0 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.7 billion at June 30, 2008. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.3 billion at June 30, 2008.   In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at June 30, 2008 approximated $1.8 billion.  At June 30, 2008, WesBanco had unpledged available-for-sale securities with a book value of $520.4 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Banks to the parent company. As of June 30, 2008, under FDIC regulations, WesBanco could receive without prior regulatory approval dividends totaling $12.4 million from the Bank.  Additional liquidity is provided by the parent company’s security portfolio of $2.9 million, and an available line of credit with an independent commercial bank of $48.0 million, of which $26.5 million was outstanding at June 30, 2008.

At June 30, 2008, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $690.1 million compared to $687.4 million at December 31, 2007. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 basis point increase or decrease in market interest rates compared to a stable rate or base model.  WesBanco’s current policy limits this exposure to a reduction of 10.0% or less of net interest income from the base model for a twelve month period.  Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at June 30, 2008 and December 31, 2007 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2008	December 31, 2007	Guidelines
+200	(5.7%)	(10.2%)	-10.0%
+100	(2.8%)	(5.0%)	N/A
-100	2.6%	3.5%	N/A
-200	2.9%	4.5%	-10.0%

Throughout most of the first three quarters of 2007, the yield curve was relatively flat or somewhat inverted, particularly between short-term funding rates and longer-term rates for investments and loans, causing many banks to experience lower net interest margins. In mid-third quarter, rate expectations began to change to a lower interest rate environment, due to market conditions and liquidity concerns in the sub-prime and collateralized debt instrument markets. For the remainder of the third quarter and throughout the fourth quarter, the Federal Reserve Bank provided liquidity to the markets and lowered the benchmark federal funds rate charged between banks and the discount rate charged to banks, resulting in these rates ending the year at 4.25% and 4.75%, respectively, from 5.25% and 6.25% before the rate cuts. Rates have continued to drop throughout the first and second quarters of 2008, and these rates ended the quarter at 2.00% and 2.25%, respectively. Economists and the market generally recognize the possibility of increases in the federal funds rate, either later this year or in 2009. A widening of the curve between short and longer term interest rates has recently resulted in a net interest income benefit to WesBanco.

The earnings simulation model currently projects that net interest income for the next twelve month period will increase by 2.6% and 2.9% if interest rates were to fall immediately by 100 and 200 basis points, respectively, with the falling 200 basis point rate environment somewhat impacted by natural interest floors in certain short term deposit account types.  Net interest income would decrease by 2.8% and 5.7% if rates increased by 100 and 200 basis points.  The decrease in liability sensitivity between December 31, 2007 and June 30, 2008 was a result of changes in balance sheet composition primarily as short term borrowings were lengthened primarily through the FHLB, as well as reductions in MMDAs and certain CD maturities due to customer preferences and the overall lower interest rate environment. Management has intentionally focused on reducing its current liability sensitivity recognizing fewer opportunities for near-term rate decreases and the anticipation for future market increases later this year or in 2009. These changes favorably impacted WesBanco’s sensitivity to rising interest rates, while somewhat reducing the benefit from falling interest rates, and the ALCO believes rate increases are more probable beyond the first half of the year into 2009. Also, at year end the company was slightly above its ALCO guidelines for a 200 basis point immediate rate increase in interest rates, and although at that time management believed such position would be beneficial to the margin in the near term, expectations have changed so WesBanco took action to reduce the impact of rising rates when and if they occur.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worst case scenario.  The simulation model at June 30, 2008 using the 200 basis point increasing rate ramp analysis projects that net interest income would decrease 1.8% over the next twelve months, compared to a 3.4% decrease at December 31, 2007.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At June 30, 2008, the market value of equity as a percent of base in a 200 basis point rising rate environment would increase 1.4%, and in a 200 basis point falling rate environment it would decrease 12.1% as compared to decreases of 1.0% and 12.0%, respectively, for the same increasing and decreasing rate environments as of December 31, 2007.  WesBanco’s policy is to limit such change to minus 30% for a +/- 200 basis point change in interest rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2008, WesBanco had an stock repurchase plan in which up to one million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no open market repurchases during 2008.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2008				584,325

April 1, 2008 to April 30, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	27,572	$ 25.37	N/A	N/A

May 1, 2008 to May 31, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	9,920	$ 21.95	N/A	N/A

June 1, 2008 to June 30, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	8,007	$ 19.91	N/A	N/A

Second Quarter 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	45,499	$ 23.66	N/A	N/A
Total	45,499	$ 23.66	-	584,325

(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
N/A - Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Refer to the information previously disclosed under Item 4 of Part II of the Form 10-Q filed by WesBanco on May 9, 2008 for the quarter ended March 31, 2008.

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

WESBANCO, INC.

Date: August 11 2008	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: August 11, 2008	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer