Form 10-Q
period 2008-09-30
WESBANCO INC
filed 2008-11-06
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.    Yes  ☐ No  ☑

As of October 31, 2008, there were 26,560,889 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2008	December 31, 2007

	(unaudited)

ASSETS
Cash and due from banks, including interest bearing amounts of $17,646 and $1,364, respectively	$126,828	$130,219
Federal funds sold	-	276
Securities:
Available-for-sale, at fair value	865,965	935,635
Held-to-maturity (fair values of $1,320 and $1,449, respectively)	1,449	1,449
Total securities	867,414	937,084
Loans held for sale	5,165	39,717
Portfolio loans:
Commercial	492,642	505,541
Commercial real estate	1,680,431	1,682,675
Residential real estate	881,695	975,151
Home equity	210,606	193,209
Consumer	332,546	363,973
Total portfolio loans, net of unearned income	3,597,920	3,720,549
Allowance for loan losses	(43,480)	(38,543)
Net portfolio loans	3,554,440	3,682,006
Premises and equipment, net	95,033	94,143
Accrued interest receivable	21,570	23,677
Goodwill and other intangible assets, net	269,114	276,730
Bank-owned life insurance	100,916	98,273
Other assets	109,457	102,201
Total Assets	$5,149,937	$5,384,326

LIABILITIES
Deposits:
Non-interest bearing demand	$489,309	$519,287
Interest bearing demand	442,478	416,470
Money market	505,522	612,089
Savings deposits	429,502	440,358
Certificates of deposit	1,654,635	1,919,726
Total deposits	3,521,446	3,907,930
Federal Home Loan Bank borrowings	613,142	405,798
Other short-term borrowings	271,084	329,515
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,089	111,024
Total borrowings	995,315	846,337
Accrued interest payable	10,618	12,965
Other liabilities	37,172	36,775
Total Liabilities	4,564,551	4,804,007

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued; outstanding: 26,560,889 shares and 26,547,073 shares, respectively	55,487	55,487
Capital surplus	190,471	190,222
Retained earnings	346,313	336,317
Treasury stock (72,959 and 86,775 shares, respectively, at cost)	(1,661)	(1,983)
Accumulated other comprehensive income (loss)	(4,009)	1,450
Deferred benefits for directors	(1,215)	(1,174)
Total Shareholders' Equity	585,386	580,319
Total Liabilities and Shareholders' Equity	$5,149,937	$5,384,326

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except per share amounts)	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Loans, including fees	$57,842	$48,560	$180,602	$145,184
Interest and dividends on securities:
Taxable	6,925	4,916	21,409	14,791
Tax-exempt	3,589	3,515	10,913	10,868
Total interest and dividends on securities	10,514	8,431	32,322	25,659
Federal funds sold	3	170	270	711
Other interest income	316	299	849	911
Total interest and dividend income	68,675	57,460	214,043	172,465
INTEREST EXPENSE
Interest bearing demand deposits	894	1,151	4,070	3,398
Money market deposits	2,167	2,784	6,699	7,503
Savings deposits	726	1,366	2,457	4,299
Certificates of deposit	15,288	17,110	54,237	49,330
Total interest expense on deposits	19,075	22,411	67,463	64,530
Federal Home Loan Bank borrowings	5,521	3,046	14,730	9,685
Other short-term borrowings	2,096	2,215	6,850	6,456
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,696	1,428	5,310	4,255
Total interest expense	28,388	29,100	94,353	84,926
NET INTEREST INCOME	40,287	28,360	119,690	87,539
Provision for credit losses	6,457	1,448	17,605	4,684
Net interest income after provision for credit losses	33,830	26,912	102,085	82,855
NON-INTEREST INCOME
Trust fees	3,639	3,941	11,702	12,164
Service charges on deposits	6,280	4,683	17,903	12,997
Bank-owned life insurance	934	778	2,696	3,198
Net securities gains	276	22	1,182	739
Net gains on sales of mortgage loans	595	506	1,059	1,221
Other income	3,246	2,479	10,314	8,778
Total non-interest income	14,970	12,409	44,856	39,097
NON-INTEREST EXPENSE
Salaries and wages	14,062	10,607	41,933	30,975
Employee benefits	3,980	3,524	12,899	10,849
Net occupancy	2,511	2,002	8,034	5,871
Equipment	2,739	1,872	8,185	5,658
Marketing	2,078	1,331	4,458	3,367
Amortization of intangible assets	950	589	2,872	1,781
Restructuring and merger-related expenses	539	-	3,244	-
Other operating expenses	9,306	7,731	27,270	22,512
Total non-interest expense	36,165	27,656	108,895	81,013
Income before provision for income taxes	12,635	11,665	38,046	40,939
Provision for income taxes	1,126	1,902	5,750	6,934
NET INCOME	$11,509	$9,763	$32,296	$34,005
EARNINGS PER SHARE
Basic	$0.43	$0.47	$1.22	$1.62
Diluted	$0.43	$0.47	$1.22	$1.62
AVERAGE SHARES OUTSTANDING
Basic	26,550,318	20,711,866	26,548,304	20,938,615
Diluted	26,561,874	20,732,741	26,558,421	20,979,492
DIVIDENDS DECLARED PER COMMON SHARE	$0.280	$0.275	$0.840	$0.825

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2008 and 2007
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Accumulated Other Comprehensive	Deferred Benefits for
per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total

January 1, 2007	21,496,793	$49,200	$123,170	$316,457	$(61,855)	$(8,863)	$(1,234)	$416,875
Net income				34,005				34,005
Other comprehensive income						4,215		4,215

Total comprehensive income								38,220
Common dividends declared ($0.825 per share)				(17,197)				(17,197)
Treasury shares purchased	(893,398)				(27,233)			(27,233)
Treasury shares sold	24,697		(86)		646			560
Cumulative effect of change in accounting for uncertainties in income taxes				(298)				(298)
Tax benefit from employee benefit plans			84					84
Stock option expense			295					295
Deferred benefits for directors – net			(25)				25	-
September 30, 2007	20,628,092	$49,200	$123,438	$332,967	$(88,442)	$(4,648)	$(1,209)	$411,306

January 1, 2008	26,547,073	$55,487	$190,222	$336,317	$(1,983)	$1,450	$(1,174)	$580,319
Net income				32,296				32,296
Other comprehensive loss						(5,459)		(5,459)

Total comprehensive income								26,837
Common dividends declared ($0.84 per share)				(22,300)				(22,300)
Treasury shares sold	13,816		17		322			339
Stock option expense			191					191
Deferred benefits for directors – net			41				(41)	-
September 30, 2008	26,560,889	$55,487	$190,471	$346,313	$(1,661)	$(4,009)	$(1,215)	$585,386

There was no activity in Preferred Stock during the nine months ended September 30, 2008 and 2007.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited, in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$32,296	$34,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,533	4,179
Net amortization	(386)	(733)
Provision for credit losses	17,605	4,684
Net securities gains	(1,182)	(739)
Net gains on sales of mortgage loans	(1,059)	(1,221)
Excess tax benefits from stock-based compensation arrangements	-	(84)
Deferred income taxes	(2,325)	196
Increase in cash surrender value of bank-owned life insurance	(2,643)	(1,748)
Loans originated for sale	(88,195)	(93,137)
Proceeds from the sale of loans originated for sale	88,331	92,678
Net change in: other assets and accrued interest receivable	7,225	(310)
Net change in: other liabilities and accrued interest payable	(9,573)	1,931
Other – net	1,754	(243)
Net cash provided by operating activities	47,381	39,458
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	29,474	26,213
Proceeds from maturities, prepayments and calls	170,332	113,991
Purchases of securities	(137,706)	(136,190)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	-	6,754
Purchases of securities	-	(200)
Net decrease in loans	111,083	110,914
Sale of branches	(25,838)	-
Purchases of premises and equipment – net	(6,454)	(5,567)
Net cash provided by investing activities	140,891	115,915
FINANCING ACTIVITIES:
Net decrease in deposits	(321,084)	(35,502)
Proceeds from Federal Home Loan Bank borrowings	250,000	100,000
Repayment of Federal Home Loan Bank borrowings	(40,583)	(157,225)
Decrease in other short-term borrowings	(6,431)	(11,790)
Decreases in federal funds purchased	(52,000)	(30,000)
Excess tax benefits from stock-based compensation arrangements	-	84
Dividends paid	(22,180)	(17,206)
Treasury shares sold (purchased) – net	339	(26,673)
Net cash used in financing activities	(191,939)	(178,312)
Net decrease in cash and cash equivalents	(3,667)	(22,939)
Cash and cash equivalents at beginning of the period	130,495	96,605
Cash and cash equivalents at end of the period	$126,828	$73,666
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$94,582	$83,158
Income taxes paid	4,400	9,355
Transfers of loans to other real estate owned	1,158	1,801
Transfers of held to maturity securities to available for sale securities	-	340,767

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

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year. From January 1, 2008 until April 25, 2008, WesBanco operated two commercial banking subsidiaries as WesBanco Bank, Inc. and Oak Hill Banks (collectively “the Banks”) within the consolidated company. As of April 25, 2008, Oak Hill Banks was merged into WesBanco Bank, Inc., resulting in the existence of one banking subsidiary.

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

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on WesBanco’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to report certain financial assets and financial liabilities at fair value. SFAS 159 was effective for WesBanco as of January 1, 2008 at which time the Company could elect to apply the standard prospectively and measure certain financial instruments at fair value. WesBanco has evaluated the guidance contained in SFAS 159, and has elected not to apply the fair value option for any of its current assets or liabilities, therefore, the adoption of the statement had no impact on its financial position and results of operations. WesBanco retains the right to elect the fair value option for certain future assets and liabilities acquired.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, “Application of Accounting Principles to Loan Commitments”, this component of value was not incorporated into the fair value of the loan commitment. WesBanco has adopted the provisions of SAB 109 for written loan commitments entered into or modified beginning January 1, 2008 related to residential real estate loans held for sale that are accounted for as derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. WesBanco does not account for any other written loan commitments at fair value through earnings. This statement did not have a material impact on WesBanco’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for years beginning after November 15, 2008. WesBanco does not believe that this statement will have a material impact on its consolidated financial statements.

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

NOTE 2. EARNINGS PER SHARE

Earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited, in thousands, except shares and per share amounts)	2008	2007	2008	2007

Numerator for both basic and diluted earnings per share:
Net Income	$11,509	$9,763	$32,296	$34,005

Denominator:
Total average basic common shares outstanding	26,550,318	20,711,866	26,548,304	20,938,615
Effect of dilutive stock options	11,556	20,875	10,117	40,877
Total diluted average common shares outstanding	26,561,874	20,732,741	26,558,421	20,979,492

Earnings per share - basic	$0.43	$0.47	$1.22	$1.62
Earnings per share - diluted	$0.43	$0.47	$1.22	$1.62

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

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

(Unaudited, in thousands)	September 30, 2008	December 31, 2007

Securities available-for-sale (at fair value):
Other government agencies and corporations	$42,649	$83,497
Mortgage-backed securities	464,659	461,022
Obligations of states and political subdivisions	351,746	385,848
Corporate equity securities	6,911	5,268
Total securities available-for-sale	865,965	935,635
Securities held-to-maturity (at amortized cost):
Corporate securities	1,449	1,449
Total securities	$867,414	$937,084

At September 30, 2008 and December 31, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with aggregate par values of $580.8 million and $390.8 million and aggregate carrying values of $583.2 million and $390.2 million at September 30, 2008 and December 31, 2007, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $0.5 million and $29.5 million for the three and nine months ended September 30, 2008, respectively, compared to $25 million and $26.2 million for the same periods in 2007.

For the nine months ended September 30, 2008 realized gains on available-for-sale securities were $1.2 million with no realized losses. For the nine months ended September 30, 2007, realized gains on available-for-sale securities were $0.7 million with no realized losses.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	Less than 12 months			12 months or more				Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

Other government agencies and corporations	$17,352	$(281)	4	$-	$-	-	$17,352	$(281)	4
Mortgage-backed securities	72,426	(441)	16	112,784	(2,039)	51	185,210	(2,480)	67
Obligations of states and political subdivisions	86,903	(3,746)	198	46,009	(1,429)	107	132,912	(5,175)	305
Total temporarily impaired securities	$176,681	$(4,468)	218	$158,793	$(3,468)	158	$335,474	$(7,936)	376

	December 31, 2007
	Less than 12 months			12 months or more				Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(Unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities

Other government agencies and corporations	$-	$-	-	$10,973	$(27)	2	$10,973	$(27)	2
Mortgage-backed securities	38,824	(119)	22	158,968	(2,215)	68	197,792	(2,334)	90
Obligations of states and political subdivisions	19,541	(133)	48	40,246	(306)	102	59,787	(439)	150
Total temporarily impaired securities	$58,365	$(252)	70	$210,187	$(2,548)	172	$268,552	$(2,800)	242

Unrealized losses in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities. Since loss position securities are intended to be held to recovery or their respective maturity dates, no fair value loss will be realized.

WesBanco does not believe any of the securities presented above are impaired due to the fact that none have had credit downgrades to below investment grade (certain local issue municipal securities do not carry ratings). All of the securities presented have exhibited positive cash flow characteristics and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices, which change in accordance with market conditions. WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost. Accordingly, as of September 30, 2008 management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income for the nine months ended September 30, 2008.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.6 million at September 30, 2008 and $4.1 million at December 31, 2007.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Nine Months Ended September 30,
(Unaudited, in thousands)	2008	2007

Balance, at beginning of period	$38,543	$31,979
Provision for loan losses (1)	17,530	4,460
Charge-offs	(15,179)	(6,250)
Recoveries	2,586	1,458
Balance, at end of period	$43,480	$31,647
(1)

The provision for credit losses for the first nine months of 2008 and 2007 in the consolidated statements of income include these provisions for loan losses and provisions for credit losses on loan commitments of $0.1 million and $0.2 million, respectively.

(Unaudited, in thousands)	September 30, 2008	December 31, 2007

Non-accrual loans	$34,384	$19,858
Other impaired loans	11,240	12,838
Total impaired loans	$45,624	$32,696
Total loans past due 90 days or more and still accruing interest	$12,274	$11,526

(Unaudited, in thousands)	September 30, 2008	December 31, 2007

Balance of impaired loans with no allocated allowance for loan losses	$30,929	$23,836
Balance of impaired loans with an allocated allowance for loan losses	14,695	8,860
Total impaired loans	$45,624	$32,696

Allowance for loan losses allocated to impaired loans	$4,568	$1,553

At September 30, 2008 and December 31, 2007, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At September 30, 2008 and December 31, 2007 WesBanco had FHLB borrowings of $613.1 million and $405.8 million, respectively, with a weighted-average interest rate of 3.90% and 4.60%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock totaling $34.5 million at September 30, 2008 and $25.3 million at December 31, 2007 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at September 30, 2008 and December 31, 2007 was estimated to be approximately $658.5 million and $1,203.1 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $613.1 million outstanding at September 30, 2008, $270.7 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2008 based on their contractual maturity dates and effective interest rates:

Year (unaudited, in thousands)	Scheduled Maturity	Weighted Average Rate

2008	$14,010	4.01%
2009	98,890	4.17%
2010	262,276	3.84%
2011	85,457	3.76%
2012	56,754	4.45%
2013 and thereafter	95,755	3.56%
Total	$613,142	3.90%

NOTE 6. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

(Unaudited, in thousands)	September 30, 2008	December 31, 2007

Federal funds purchased	$-	$52,000
Securities sold under agreements to repurchase	245,511	228,870
Treasury tax and loan notes and other	1,573	645
Revolving line of credit (parent company)	24,000	48,000
Total	$271,084	$329,515

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited, in thousands)	2008	2007	2008	2007

Service cost – benefits earned during year	$577	$603	$1,730	$1,810
Interest cost on projected benefit obligation	792	745	2,376	2,234
Expected return on plan assets	(1,138)	(1,066)	(3,413)	(3,198)
Amortization of prior service cost	(29)	(29)	(88)	(88)
Amortization of net loss	129	190	387	570
Net periodic pension cost	$331	$443	$992	$1,328

WesBanco changed the provisions of its defined benefit pension plan, such that employees hired, or rehired on or after August 1, 2007 do not qualify for participation in the plan.

There is no minimum contribution due for 2008. WesBanco intends to make a contribution, however no decision has been made as of September 30, 2008 as to the amount.

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

Securities: The fair value of securities available for sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 1 or 2 of the fair value hierarchy. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy. These include certain specific municipal debt issues and a limited number of illiquid equity securities.

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

Impaired loans: The fair value of impaired loans is measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and are therefore classified within level 3 of the fair value hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of September 30, 2008 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using:
(Unaudited - in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities - available for sale	$865,965	$45,071	$818,973	$1,921

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

(Unaudited - in thousands)	Securities Available for Sale

Beginning balance - January 1, 2008	$5,994
Total gains (losses) - (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(64)
Purchases, issuances, and settlements	(90)
Transfers in and/or out of Level 3 (1)	(3,919)
Ending balance - September 30, 2008	$1,921

(1)  All transfers occurred for the quarter ending September 30, 2008.

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in 2008, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios at quarter end September 30, 2008:

		Fair Value Measurements at Reporting Date Using:
(Unaudited - in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$10,127	$-	$-	$10,127
Mortgage servicing rights (2)	292	-	-	292

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

NOTE 9. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited, in thousands)	2008	2007	2008	2007

Net Income	$11,509	$9,763	$32,296	$34,005
Securities available-for-sale:
Unrealized gains from transfer of securities from held-to-maturity to available for sale (2)	-	-	-	5,817
Related income tax (expense) benefit (1)	-	-	-	(2,298)
Net change in unrealized gains (losses) on securities available-for-sale	(4,131)	7,926	(8,161)	1,417
Related income tax (expense) benefit (1)	1,635	(3,131)	3,200	(560)
Net securities (gains) losses reclassified into earnings	(276)	(22)	(1,182)	(739)
Related income tax expense (benefit) (1)	109	9	467	292
Net effect on other comprehensive income for the period	(2,663)	4,782	(5,676)	3,929
Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	1	(38)	59	15
Related income tax (expense) benefit (1)	-	15	(23)	(6)
Net effect on other comprehensive income for the period	1	(23)	36	9
Defined benefit pension plan
Amortization of prior service costs	(29)	(30)	(88)	(88)
Related income tax expense (benefit) (1)	12	13	36	35
Amortization of unrealized loss	129	184	386	546
Related income tax expense (benefit) (1)	(51)	(74)	(153)	(216)
Net effect on other comprehensive income for the period	61	93	181	277
Other comprehensive income (loss)	(2,601)	4,852	(5,459)	4,215
Total comprehensive income	$8,908	$14,615	$26,837	$38,220

(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

(2) See Note 3 “Securities” for additional information on this transfer.

The activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2008 and 2007 is as follows:

(Unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total

Balance at January 1, 2008	$(3,893)	$5,379	$(36)	$1,450
Period change, net of tax	181	(5,676)	36	(5,459)
Balance at September 30, 2008	$(3,712)	$(297)	$-	$(4,009)

Balance at January 1, 2007	$(5,686)	$(3,118)	$(59)	$(8,863)
Period change, net of tax	277	3,929	9	4,215
Balance at September 30, 2007	$(5,409)	$811	$(50)	$(4,648)

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The liability for credit losses associated with loan commitments was $0.3 million and $0.2 million as of each of the periods ended September 30, 2008 and December 31, 2007, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of September 30, 2008 and December 31, 2007, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

(Unaudited, in thousands)	September 30, 2008	December 31, 2007

Commitments to extend credit	$727,813	$687,352
Standby letters of credit	36,250	51,363
Commercial letters of credit	2,713	3,753

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

During the second quarter of 2008 WesBanco issued 77,500 options. Such issuance vests on December 31, 2008 and expires seven years from the date of the issuance. Stock compensation expense for the nine months ended September 30, 2008 totaled $0.2 million.

The following table presents stock option activity for the nine months ended September 30, 2008:

(Unaudited)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years

Outstanding at January 1, 2008	370,704	$24.92
Granted	77,500	21.72
Exercised	(13,816)	21.84
Forfeited or expired	(12,588)	28.97
Outstanding at September 30, 2008	421,800	$24.31	4.88
Vested and exercisable at September 30, 2008	316,377	$24.44	4.21

The aggregate intrinsic value of the outstanding options and the options exercisable at September 30, 2008 was $0.9 million.

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.7 billion and $3.1 billion at September 30, 2008 and 2007, respectively. These assets are held by WesBanco Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets. Condensed financial information by business segment is presented below:

(Unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated

Income Statement Data
For the Three Months ended September 30, 2008:
Interest income	$68,675	$-	$68,675
Interest expense	28,388	-	28,388
Net interest income	40,287	-	40,287
Provision for credit losses	6,457	-	6,457
Net interest income after provision for credit losses	33,830	-	33,830
Non-interest income	11,331	3,639	14,970
Non-interest expense	34,049	2,116	36,165
Income before provision for income taxes	11,112	1,523	12,635
Provision for income taxes	516	610	1,126
Net income	$10,596	$913	$11,509

For the Three Months ended September 30, 2007:
Interest income	$57,460	$-	$57,460
Interest expense	29,100	-	29,100
Net interest income	28,360	-	28,360
Provision for credit losses	1,448	-	1,448
Net interest income after provision for credit losses	26,912	-	26,912
Non-interest income	8,468	3,941	12,409
Non-interest expense	25,372	2,284	27,656
Income before provision for income taxes	10,008	1,657	11,665
Provision for income taxes	1,239	663	1,902
Net income	$8,769	$994	$9,763

For the Nine Months ended September 30, 2008:
Interest income	$214,043	$-	$214,043
Interest expense	94,353	-	94,353
Net interest income	119,690	-	119,690
Provision for credit losses	17,605	-	17,605
Net interest income after provision for credit losses	102,085	-	102,085
Non-interest income	33,154	11,702	44,856
Non-interest expense	102,124	6,771	108,895
Income before provision for income taxes	33,115	4,931	38,046
Provision for income taxes	3,777	1,973	5,750
Net income	$29,338	$2,958	$32,296

For the Nine Months ended September 30, 2007:
Interest income	$172,465	$-	$172,465
Interest expense	84,926	-	84,926
Net interest income	87,539	-	87,539
Provision for credit losses	4,684	-	4,684
Net interest income after provision for credit losses	82,855	-	82,855
Non-interest income	26,933	12,164	39,097
Non-interest expense	74,124	6,889	81,013
Income before provision for income taxes	35,664	5,275	40,939
Provision for income taxes	4,824	2,110	6,934
Net income	$30,840	$3,165	$34,005

Total non-fiduciary assets of the trust and investment services segment were $16.8 million and $6.7 million at September 30, 2008 and 2007, respectively. All goodwill and other intangible assets, mortgage servicing rights and net deferred tax assets were allocated to the community banking segment.

NOTE 13. SUBSEQUENT EVENTS

On November 2, 2008, WesBanco received approval from the U.S. Treasury Department (“Treasury Department”) to participate in the Capital Purchase Program (“CPP”) developed by the Treasury Department under the Troubled Asset Relief Program (“TARP”). The terms of the program allow Wesbanco to sell $75 million of cumulative, perpetual, non-voting, senior preferred stock, and warrants to purchase common stock, to the Treasury Department. From the date of the approval, WesBanco has 30 days to execute the requisite documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2007 and Form 10-Q as of June 30, 2008 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, marketability of debt instruments and corresponding impact on fair value adjustments, and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2008 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

WesBanco is a multi-state bank holding company operating through 109 locations and 146 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income for the quarter ended September 30, 2008 was $11.5 million while diluted earnings per share were $0.43, as compared to $9.8 million or $0.47 per share for the third quarter of 2007. Earnings per share for 2008 included the full effect of the issuance of additional shares of stock for the purchase of Oak Hill Financial, Inc. (“Oak Hill”). Net income increased 17.9% during the third quarter of 2008, as compared to the third quarter of 2007, due primarily to a 42.1% improvement in net interest income from a larger balance sheet as a result of the Oak Hill acquisition coupled with a 9.5% increase in the net interest margin to 3.70%, which can be attributed to a lower cost of funds for the 2008 quarter. Non-interest income grew by 20.6% primarily from increases in deposit service charges, ATM and debit card fees as well as insurance brokerage revenue. Additionally, WesBanco experienced a 40.8% reduction in the provision for income taxes as compared to the third quarter of 2007 due to a lower effective tax rate. These improvements were offset somewhat by a $5.0 million increase in the provision for credit losses, higher non-interest expenses related to a larger infrastructure from the addition of Oak Hill and $0.5 million of merger related expenses in the 2008 quarter. The increase in the provision for credit losses was primarily the result of increasing loan charge-offs and non-performing loans due to general economic conditions primarily experienced in our metropolitan markets.

For the nine month period, net income was $32.3 million or $1.22 per share in 2008 as compared to $34.0 million or $1.62 per share for the same period in 2007. The net interest margin was 3.69% in the first nine months of 2008 as compared to 3.46% for the same period in 2007. The margin increase and the increase in the balance sheet provided a 36.7% increase in net interest income. These increases, and the corresponding improvement in non-interest income, were offset by a higher provision for credit losses, which increased $12.9 million, and increases in non-interest expenses.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2008	2007	2008	2007

Net interest income	$40,287	$28,360	$119,690	$87,539
Taxable equivalent adjustments to net interest income	1,933	1,892	5,876	5,852
Net interest income, fully taxable equivalent	$42,220	$30,252	$125,566	$93,391
Net interest spread, non-taxable equivalent	3.21%	2.71%	3.22%	2.79%
Benefit of net non-interest bearing liabilities	0.32%	0.46%	0.30%	0.45%
Net interest margin	3.53%	3.17%	3.52%	3.24%
Taxable equivalent adjustment	0.17%	0.21%	0.17%	0.22%
Net interest margin, fully taxable equivalent	3.70%	3.38%	3.69%	3.46%

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

Interest income increased by 19.5% in the third quarter, and 24.1% for the nine month period in 2008 as compared to the same periods in 2007. The increases in interest income were due to increases in the volume of assets from Oak Hill, net of planned runoff in WesBanco Bank’s residential mortgage loan portfolio, as over the last two years, loans originated have been sold into the secondary market rather than held in the loan portfolio. In addition, the net interest margin improved by 32 basis points in the third quarter and 23 basis points in the nine month period of 2008, as WesBanco continued to reduce funding costs. This strategy resulted in a decline of deposit and money market deposit account types from the 2007 year-end, along with the sale of five branches, comprising most of the $386.5 million or 9.9% decrease in total deposits. The average rate earned on total interest-earning assets in the year-to-date period declined 14 basis points as compared with the prior year, comprised of a 27 basis point decrease on loans, partially offset by a 36 basis point increase for total investment securities.

Average loan balances increased $829.2 million or 29.2% for the first nine months of 2008 compared to the prior year period due to the Oak Hill acquisition, net of the effect of planned reductions in residential real estate loans. To a lesser degree, decreases in commercial and industrial, and commercial real estate loans were attributable to reduced demand and prepayments due to refinancing or underlying property sales prior to maturity of certain loans, as well as planned exits of under-performing and less profitable types of loans throughout 2007 and 2008.

Interest expense decreased by 2.4% in the third quarter and increased by 11.1% for the nine month period as compared to the same periods in 2007, due to a decline in the average rate paid for the quarter to 2.80%, which was partially offset by a 29.2% higher total in average interest bearing liabilities. The year to date increase was due to a 29.8% higher total in average interest bearing liabilities, partially offset by significant reductions in rates paid to 3.07% on nearly all interest bearing liability types. The increase in average interest bearing liabilities for both the three and nine month periods were due primarily to the acquisition of Oak Hill. Management aggressively reduced certain interest rates on maturing CDs and MMDAs in order to realize a lower cost of funds during a period of reduced loan demand, while focusing its marketing efforts on non-interest bearing demand deposits. In addition, beginning in the first quarter of 2008, management decided to utilize term and certain structured FHLB borrowings to a greater degree to reduce liability sensitivity, and in the case of structured borrowings, permitting generally lower initial interest rates.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
(unaudited, in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate (4)	Average Balance	Average Rate

ASSETS
Due from banks - interest bearing	$18,953	1.15%	$1,909	1.66%	$10,365	2.85%	$1,564	1.28%
Loans, net of unearned income (1)	3,617,444	6.36%	2,810,376	6.86%	3,664,935	6.58%	2,835,752	6.85%
Securities: (2)
Taxable	549,070	5.04%	395,117	5.00%	509,108	5.61%	398,598	4.95%
Tax-exempt (3)	335,850	6.58%	324,992	6.66%	325,841	6.87%	333,297	6.69%
Total securities	884,920	5.63%	720,109	5.73%	834,949	6.10%	731,895	5.74%
Federal funds sold	598	2.01%	13,332	5.10%	13,575	2.65%	18,093	5.24%
Other earning assets	32,357	3.91%	21,357	5.60%	30,060	3.77%	21,653	5.61%
Total earning assets (3)	4,554,272	6.18%	3,567,083	6.61%	4,553,884	6.46%	3,608,957	6.60%
Other assets	621,838		383,317		682,845		386,024
Total Assets	$5,176,110		$3,950,400		$5,236,729		$3,994,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$432,706	0.82%	$346,302	1.32%	$429,623	1.27%	$349,151	1.30%
Money market accounts	518,629	1.66%	383,546	2.88%	466,035	1.92%	370,692	2.71%
Savings deposits	438,142	0.66%	411,628	1.32%	530,890	0.62%	426,374	1.35%
Certificates of deposit	1,679,159	3.62%	1,444,009	4.70%	1,786,016	4.06%	1,441,714	4.57%
Total interest bearing deposits	3,068,636	2.47%	2,585,485	3.44%	3,212,564	2.81%	2,587,931	3.33%
Federal Home Loan Bank borrowings	557,365	3.94%	281,235	4.30%	491,989	4.00%	319,294	4.06%
Other borrowings	302,842	2.75%	172,202	5.10%	293,645	3.12%	171,458	5.03%
Junior subordinated debt	111,073	6.07%	87,638	6.46%	111,051	6.39%	87,638	6.49%
Total interest bearing liabilities	4,039,916	2.80%	3,126,560	3.69%	4,109,249	3.07%	3,166,321	3.59%
Non-interest bearing demand deposits	504,232		378,768		496,537		382,658
Other liabilities	43,345		37,655		43,375		37,286
Shareholders’ Equity	588,617		407,417		587,568		408,716
Total Liabilities and Shareholders’ Equity	$5,176,110		$3,950,400		$5,236,729		$3,994,981

Net Interest Spread		3.38%		2.92%		3.39%		3.01%
Taxable equivalent net yield on average earning assets (3)		3.70%		3.38%		3.69%		3.46%
(1)

Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $1.1 million and $3.7 million for the three and nine months ended September 30, 2008, respectively and $0.9 million and $2.7 million for the same periods in 2007.

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

(4)	Certain rates in the year to date period of 2008 were affected by reclassifications in the first quarter in interest income and interest expense which did not affect the total net interest margin.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended September 30, 2008 Compared to September 30, 2007			Nine Months Ended September 30, 2008 Compared to September 30, 2007
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)

Increase (decrease) in interest income:
Due from banks - interest bearing	$25	$(4)	$21	$34	$3	$37
Loans, net of unearned income	13,000	(3,718)	9,282	41,168	(5,750)	35,418
Taxable securities	1,936	52	1,988	4,460	2,121	6,581
Tax-exempt securities (2)	179	(65)	114	(379)	448	69
Federal funds sold	(102)	(65)	(167)	(148)	(293)	(441)
Other interest income	125	(108)	17	291	(353)	(62)
Total interest income change (2)	15,163	(3,908)	11,255	45,426	(3,824)	41,602

Increase (decrease) in interest expense:
Interest bearing demand deposits	242	(499)	(257)	767	(95)	672
Money market accounts	786	(1,403)	(617)	1,671	(2,475)	(804)
Savings deposits	82	(722)	(640)	878	(2,720)	(1,842)
Certificates of deposit	2,495	(4,317)	(1,822)	10,916	(6,009)	4,907
Federal Home Loan Bank borrowings	2,747	(272)	2,475	5,181	(136)	5,045
Other borrowings	1,192	(1,311)	(119)	3,466	(3,072)	394
Junior subordinated debt	359	(91)	268	1,124	(69)	1,055
Total interest expense change	7,903	(8,615)	(712)	24,003	(14,576)	9,427
Net interest income increase (2)	$7,260	$4,707	$11,967	$21,423	$10,752	$32,175
(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is determined by management as the amount required after net charge-offs have been deducted, to bring the allowance to a level considered appropriate to absorb probable future net charge-offs inherent in the loan portfolio as of period end. The provision for credit losses was $6.5 million and $17.6 million for the third quarter and first nine months of 2008, respectively, as compared to $1.4 million and $4.7 million for the same periods in 2007. Higher provision expense in 2008 reflects adverse economic conditions which have led to an increase in charge-offs and non-performing loans, primarily in our metropolitan markets in Ohio. Certain borrower specific issues also contributed to the provision. For the 2008 third quarter, net charge-offs were 0.55% of average loans as compared to 0.25% in the 2007 third quarter. Net charge-offs were $4.9 million in the third quarter of 2008, and $12.6 million year to date. Total year-to-date net charge-offs are comprised of 53.4% commercial, 14.4% residential and home equity and 32.2% consumer. Non-performing loans as a percent of total loans were 0.96% at September 30, 2008 and 0.39% at September 30, 2007. Loans past due 90 days or more and accruing were 0.34% and 0.51% of total loans for the third quarter of 2008 and 2007, respectively, a 17 basis point decline. The rapid decline in the housing market during the first nine months of the year has negatively impacted residential construction and development loans as values have declined and absorption rates have slowed significantly. The overall impact of a slowing economy has contributed to higher commercial real estate vacancy rates, increases in non-performing multifamily loans and a general decline in business activity. The distressed housing market and high energy prices have also had an adverse impact on the consumer loan portfolio. For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Trust fees	$3,639	$3,941	$(302)	(7.7%)	$11,702	$12,164	$(462)	(3.8%)
Service charges on deposits	6,280	4,683	1,597	34.1%	17,903	12,997	4,906	37.7%
Bank-owned life insurance	934	778	156	20.1%	2,696	3,198	(502)	(15.7%)
Net securities gains	276	22	254	1154.5%	1,182	739	443	59.9%
Net gains on sales of loans	595	506	89	17.6%	1,059	1,221	(162)	(13.3%)
Gains on early extinguishment of debt	-	-	-	-	-	895	(895)	(100.0%)

Other Income
Service fees on ATM’s and debit cards	1,769	1,281	488	38.1%	5,026	3,597	1,429	39.7%
Net securities services revenue	666	549	117	21.3%	1,980	1,698	282	16.6%
Net insurance services revenue	601	484	117	24.2%	2,041	1,109	932	84.0%
Gain on sale of branch offices	-	-	-	-	-	980	(980)	(100.0%)
Other	210	165	45	27.3%	1,267	499	768	153.9%
Total other income	3,246	2,479	767	30.9%	10,314	7,883	2,431	30.8%
Total non-interest income	$14,970	$12,409	$2,561	20.6%	$44,856	$39,097	$5,759	14.7%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain new and current customers, as well as providing additional fee income beyond normal spread-related revenue to WesBanco. Non-interest income increased $2.6 million or 20.6% for the third quarter 2008 compared to the third quarter 2007, and $5.8 million or 14.7% for the year-to-date period 2008 compared to 2007. These changes were primarily due to the addition of Oak Hill and the associated increases in banking service charges on deposits, ATM’s and debit cards, as well as the addition of its securities and insurance businesses to WesBanco’s similar non-banking business lines.

Trust fees declined in the third quarter and year-to-date as compared to the prior year periods due to lower market-related fees for assets under management, and lower estate fees due to timing and a lower mandated State of West Virginia fee schedule for estate administration. The market value of total trust assets at September 30, 2008 and 2007 was $2.7 billion and $3.1 billion, respectively.

Service charges on deposits increased $1.6 million and $4.9 million for the quarter and nine month periods in 2008, respectively as compared to the same periods in 2007. This increase is due primarily to the acquisition of Oak Hill and related increases in service charges on overall deposits. Bank owned life insurance income increased from the third quarter of 2007 but decreased for the nine month period in 2008. The acquisition of Oak Hill accounted for the increase during the quarter and partially offset the year to date 2008 effects of a $0.9 million gain recognized in the second quarter of 2007. Mortgage banking income was higher in the third quarter of 2008 due to the recovery of impairment on mortgage servicing rights, but lower for the nine month period due to an overall decline in market activity. Securities gains increased in both periods due primarily to the sale of certain equity securities for the quarter and year to date, along with selective sale activity in the municipal and mortgage-backed security portfolios in the year-to-date period. During the third quarter of 2007, gains on the early extinguishment of debt of $0.9 million resulted from a called FHLB advance.

Service fees on ATM and debit cards increased 38.1% and 39.7% for the third quarter and nine months ended 2008, as compared to the same periods in 2007 due primarily to the acquisition of Oak Hill as well as enhancements associated with the respective fee programs. Additionally, net securities and insurance revenues increased during both periods due primarily to the Oak Hill acquisition.

Other income increased for the quarter and nine month periods in 2008, which included a first quarter gain resulting from the mandatory redemption of VISA Class B common stock for $0.4 million, while 2007 included a first quarter gain on sale of real estate related to a former branch facility of $1.0 million.

For the three months ended September 30, 2008, total non-interest income comprised 26.2% of total net tax-equivalent revenues as compared to 29.1% for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, total non-interest income comprised 26.3% of total net tax-equivalent revenues as compared to 29.5% during the 2007 period.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Salaries and wages	$14,062	$10,607	$3,455	32.6%	$41,933	$30,975	$10,958	35.4%
Employee benefits	3,980	3,524	456	12.9%	12,899	10,849	2,050	18.9%
Net occupancy	2,511	2,002	509	25.4%	8,034	5,871	2,163	36.8%
Equipment	2,739	1,872	867	46.3%	8,185	5,658	2,527	44.7%
Marketing	2,078	1,331	747	56.1%	4,458	3,367	1,091	32.4%
Amortization of intangible assets	950	589	361	61.3%	2,872	1,781	1,091	61.3%
Restructuring and merger expenses	539	-	539	100.0%	3,244	-	3,244	100.0%

Other operating expenses
Miscellaneous taxes	1,894	1,620	274	16.9%	5,730	4,607	1,123	24.4%
Professional fees	1,708	1,482	226	15.2%	5,264	5,061	203	4.0%
Postage	922	777	145	18.7%	3,068	2,361	707	29.9%
Communications	827	525	302	57.5%	2,240	1,556	684	44.0%
Other	3,955	3,327	628	18.9%	10,968	8,927	2,041	22.9%
Total other operating expenses	9,306	7,731	1,575	20.4%	27,270	22,512	4,758	21.1%
Total non-interest expense	$36,165	$27,656	$8,509	30.8%	$108,895	$81,013	$27,882	34.4%

Non-interest expense increased $8.5 million or 30.8% for the third quarter and $27.9 million or 34.4% for the year-to-date period 2008 compared to 2007, primarily due to the acquisition of Oak Hill and its related expenses.

Salaries and wages increased by $3.5 million or 32.6% for the third quarter and $11.0 million or 35.4% for the year to date period 2008 as compared to 2007. The increases were primarily due to the Oak Hill acquisition and normal increases in employee compensation. The number of full-time equivalent (“FTE”) employees of 1,519 at September 30, 2008 compares to 1,177 at September 30, 2007. WesBanco reduced its FTE count following the second quarter completion of the Oak Hill data processing system conversion and associated bank merger, along with the sale of five former Oak Hill branch offices, and the closing of two additional branch offices during 2008.

Employee benefit costs increased $0.5 million or 13.0% for the third quarter and $2.1 million or 18.9% for the year to date period 2008 as compared to 2007 primarily due to the increase in costs associated with the addition of Oak Hill employees and continued increases in health and life insurance costs as well as higher payroll taxes, somewhat offset by lower pension expense. As of August 1, 2007, the existing WesBanco pension plan was frozen to all new entrants from acquisitions or new employee hires. Additionally, Oak Hill’s 401(k) plan was merged into WesBanco’s KSOP during the second quarter 2008.

During the three and nine month periods ended September 30, 2008, WesBanco incurred restructuring and merger-related expenses of $0.5 million and $3.2 million respectively, which represented severance payments, travel expenses, training costs, data processing conversion and various other post-merger related costs in connection with the acquisition of Oak Hill. For the current quarter, an executive level departure resulted in the noted restructuring expense.

Marketing expenses increased $0.7 million or 56.1% for the third quarter and $1.1 million or 32.4% for the year to date period as compared to the same periods in 2007 due to higher advertising costs associated with several retail customer initiatives during the 2008 third quarter and the effects of a new checking account campaign in the early part of 2008 primarily targeted for the new market areas of Oak Hill.

Net occupancy, equipment, intangible asset amortization, postage, communication, miscellaneous taxes and other operating expenses all saw increases mostly related to the acquisition, with some additional impact in occupancy and equipment expense categories from last year’s technology platform conversion to new hardware and operating software.

INCOME TAXES

The provision for income taxes decreased $0.8 million or 40.8% in the third quarter of 2008 and $1.2 million or 17.1% for the nine months as compared to the same 2007 periods due to a decrease in pre-tax income for the nine month period and a decrease in the effective tax rate for both periods. For the third quarter of 2008 the effective tax rate decreased to 8.9% as compared to 16.3% for the third quarter 2007 and decreased to 15.1% for the first nine months of 2008 as compared to 16.9% in the first nine months of 2007 due primarily to a higher percentage of tax-exempt income to total income, the benefit of certain tax credits, and a reduction of certain tax reserves associated with uncertain tax positions as well as the expiration of the statute of limitations.

FINANCIAL CONDITION

SUMMARY

Total assets decreased 4.4% in the first nine months of 2008, while total shareholders’ equity increased 0.9% at September 30, 2008 compared to December 31, 2007 levels. Lower total assets were primarily the result of a 3.3% decrease in total loans due to slowing general economic conditions, planned reductions in the mortgage portfolios, increased pay down of existing commercial loans, and the sale of five former Oak Hill Banks branches in the second quarter. Deposits decreased 9.9% in the first nine months of 2008 due to WesBanco’s strategy of reducing deposit costs and replacing these deposits with lower cost wholesale borrowings (primarily FHLB borrowings), and due to the sale of five branches. Increases in shareholders’ equity were primarily due to net income for the period partially offset by dividends paid and a reduction in accumulated other comprehensive income. Tangible equity to tangible assets increased from 5.96% at December 31, 2007 to 6.48% at September 30, 2008.

TABLE 6. COMPOSITION OF SECURITIES

(dollars in thousands)	September 30, 2008	December 31, 2007	$ Change	% Change

Securities available-for-sale (at fair value):
Other government agencies and corporations	$42,649	$83,497	$(40,848)	(48.9%	)
Mortgage-backed securities	464,659	461,022	3,637	0.8%
Obligations of states and political subdivisions	351,746	385,848	(34,102)	(8.8%	)
Corporate equity securities	6,911	5,268	1,643	31.2%
Total securities available-for-sale	865,965	935,635	(69,670)	(7.4%	)
Securities held-to-maturity (at amortized cost):
Corporate securities	1,449	1,449	-	0.0%
Total securities	$867,414	$937,084	$(69,670)	(7.4%	)
Available-for-sale securities:
Weighted average yield at the respective period end	5.55%	5.64%
As a % of total securities	99.8%	99.8%
Weighted average life (in years)	4.2	3.8
Held-to-maturity securities:
Weighted average yield at the respective period end	9.72%	9.70%
As a % of total securities	0.2%	0.2%
Weighted average life (in years)	21.6	22.3

Total investment securities, which are a source of liquidity for WesBanco as well as a major contributor to interest income, decreased by 7.4% or $69.7 million from December 31, 2007 to September 30, 2008. The decline was due primarily to sales, calls, maturities and pay-downs of government agencies and investments in obligations of state and political subdivisions, which decreased $75.0 million or 16.0% year-to-date 2008 compared to December 31, 2007 levels. The proceeds of the aforementioned sales and maturities were used to satisfy normal liquidity needs of the Company. Investments in mortgage-backed and corporate equity securities increased $3.6 million and $1.6 million, respectively year-to-date 2008 compared to December 31, 2007.

WesBanco’s portfolio is primarily comprised of agency mortgage-backed securities and rated, insured state and municipal securities. WesBanco has no exposure to government-sponsored enterprise preferred stocks and collateralized debt obligations, and only an immaterial amount of corporate debt securities and non-agency collateralized mortgage obligations. Total gross unrealized security losses within the portfolio were an immaterial 0.9% of total available for sale securities at September 30, 2008, relating to interest rate fluctuations, not credit downgrades.

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

WesBanco’s loan portfolio consists of the five major categories set forth in Table 7. WesBanco makes loans for business and consumer purposes. Business loans consist of construction, commercial and commercial real estate loans, while consumer loans consist of residential real estate loans, home equity and other consumer loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. WesBanco did not originate sub-prime residential real estate loans.

TABLE 7. COMPOSITION OF LOANS

	September 30, 2008		December 31, 2007
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans

Loans: (1)
Commercial	$492,642	13.7%	$505,541	13.4%
Commercial real estate	1,680,431	46.6%	1,682,675	44.7%
Residential real estate	881,695	24.5%	975,151	25.9%
Home equity	210,606	5.8%	193,209	5.1%
Consumer	332,546	9.2%	363,973	9.7%
Total portfolio loans	3,597,920	99.9%	3,720,549	98.9%
Loans held for sale	5,165	0.1%	39,717	1.1%
Total Loans	$3,603,085	100.0%	$3,760,266	100.0%
(1) Loans	are presented gross of the allowance for loan losses, and net of unearned income on consumer loans and unamortized net deferred loan fees.

Total loans decreased 4.2% between September 30, 2008 and December 31, 2007. Commercial and industrial loans decreased primarily due to unscheduled payoffs on certain large available lines of credit, while commercial real estate loans decreased as a result of scheduled repayments and a large commercial construction loan payoff. In addition, the slowing general economic conditions reduced overall loan demand. The decline in residential real estate loans continues to primarily reflect planned decreases consistent with WesBanco’s strategy of selling most new residential mortgages in the secondary market and to a lesser extent the impact of a decline in the housing market on overall mortgage lending activity. Home equity lines of credit increased through higher loan originations despite a recent tightening of credit standards in this category. Consumer loans have decreased due primarily to reduced consumer demand and lower approval rates for direct and indirect loans. Loans held for sale decreased as a result of completing the sale of five branches in the second quarter. WesBanco remains focused on improving the overall profitability and credit quality of the loan portfolio through disciplined pricing and underwriting, which also had the effect of reducing new loan volume and quarter end loan totals.

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

TABLE 8. NON-PERFORMING ASSETS

(unaudited, in thousands)	September 30, 2008	December 31, 2007

Non-accrual:
Commercial	$6,075	$3,508
Commercial real estate	26,377	13,596
Residential real estate	1,603	2,086
Home equity	195	379
Consumer	134	289
Total non-performing loans	34,384	19,858
Other real estate owned and repossessed assets	2,800	3,998
Total non-performing assets	$37,184	$23,856

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $14.5 million or 73.1% between December 31, 2007 and September 30, 2008. These increases are primarily attributable to the overall impact of a slowing economy on commercial and industrial and commercial real estate loans. In addition, four commercial real estate loans totaling $7.0 million migrated to non-accrual status during the second and third quarters. Non-performing loans as a percent of total loans were 0.96% for the third quarter of 2008 compared to 0.39% for the third quarter of 2007.

Other real estate and repossessed assets decreased $1.2 million between December 31, 2007 and September 30, 2008 despite higher foreclosure activity during the period, due to aggressive efforts to reduce the level of other real estate inventory. A larger number of residential foreclosures may occur over the next few quarters as 90 day past due loans work their way towards final foreclosure, with much of this activity occurring in our western Ohio markets.

Other impaired loans consists of loans that are internally risk graded as substandard or doubtful when they are not fully secured by collateral or the observable market price for a loan is less than its outstanding balance. Other impaired loans continue to accrue interest, have not been renegotiated, and may not be delinquent or have a record of delinquent payments. Other impaired loans decreased $1.6 million to $11.2 million at September 30, 2008 from the total at December 31, 2007 primarily due to loan payoffs and scheduled principal reductions, as well as the migration of certain impaired loans to non-performing status.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

(unaudited, in thousands)	September 30, 2008	December 31, 2007

Commercial and industrial	$748	$1,098
Commercial real estate	2,482	4,396
Residential real estate	7,098	4,393
Home equity	1,014	835
Consumer	932	804
Total loans past due 90 days or more	$12,274	$11,526

Loans past due 90 days or more and still accruing interest increased 6.5% from December 31, 2007 to September 30, 2008 primarily due to deterioration in economic conditions mainly in our Ohio metropolitan markets. The increase in residential real estate and home equity delinquency is not attributable to sub-prime lending as WesBanco does not have any material direct exposure to sub-prime residential real estate loans. Nevertheless, prime residential real estate loans have not been immune to the problems that have plagued sub-prime portfolios as all consumers are impacted by high energy prices, increasing unemployment and current economic conditions. Migration of loans to non-accrual status resulted in most of the decrease in commercial real estate and commercial and industrial loans that were 90 days or more past due.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 2008 increased $4.9 million from December 31, 2007 to reflect the higher level of probable but unconfirmed loss attributable to general economic conditions. The allowance for loan losses as a percentage of total loans increased to 1.21% at September 30, 2008 from 1.04% at December 31, 2007. Net charge-offs increased $7.8 million for the nine months ended September 30, 2008 compared to the same period last year. Net loan charge-offs to average loans were 0.55% for the third quarter 2008, 0.43% for the nine months ended September 30, 2008 and 0.19% for first nine months of last year.

Net charge-offs of all categories of loans increased for the third quarter and the first nine months of 2008 compared to the same periods last year with the most significant increases in commercial and industrial, commercial real estate and consumer loans due to economic conditions. Net charge-offs of residential real estate and home equity loans represent only 0.21% of average loans collectively. Commercial real estate, particularly certain multifamily loans and residential real estate losses have been exacerbated by declines in property values. Approximately two-thirds of the net charge offs are from the central and western Ohio markets, where economic conditions are worse than in the bank’s core West Virginia markets.

The allowance for all categories of loans increased with the most significant additions to commercial and industrial and commercial real estate loans to reflect the overall credit deterioration that has resulted in higher net charge-offs, increased non-performing loans and a greater number of loans with higher risk characteristics.

Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses. Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at September 30, 2008. In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual losses in subsequent periods.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2007

Beginning balance of allowance for loan losses	$38,543	$31,979
Provision for loan losses	17,530	4,460
Charge-offs:
Commercial and industrial	2,774	856
Commercial real estate	4,892	1,298
Residential real estate	1,161	181
Home equity	752	283
Consumer	4,437	2,797
Total loan charge-offs	14,016	5,415
Deposit account overdrafts	1,163	835
Total loan and deposit account overdraft charge-offs	15,179	6,250

Recoveries:
Commercial and industrial	516	125
Commercial real estate	427	246
Residential real estate	54	31
Home equity	43	1
Consumer	995	874
Total loan recoveries	2,035	1,277
Deposit account overdrafts	551	181
Total loan and deposit account overdraft recoveries	2,586	1,458
Net loan and deposit account overdraft charge-offs	12,593	4,792
Ending balance of allowance for loan losses	$43,480	$31,647

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.62%	0.25%
Commercial real estate	0.35%	0.12%
Residential real estate	0.16%	0.02%
Home equity	0.48%	0.24%
Consumer	1.32%	0.94%
Total loan charge-offs	0.43%	0.19%

Allowance for loan losses as a percentage of total loans	1.21%	1.13%
Allowance for loan losses to total non-performing loans	1.26x	2.91x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.93x	1.72x

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(unaudited, in thousands)	September 30, 2008	Percent of Total	December 31, 2007	Percent of Total

Commercial and industrial	$13,240	30.5%	$12,618	32.7%
Commercial real estate	20,581	47.3%	17,234	44.8%
Residential real estate	2,699	6.2%	2,281	5.9%
Home equity	1,140	2.6%	700	1.8%
Consumer	5,057	11.6%	4,968	12.9%
Deposit account overdrafts	763	1.8%	742	1.9%
Total allowance for loan losses	$43,480	100.0%	$38,543	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$38,912		$36,990
Specific reserves pursuant to SFAS No. 114	4,568		1,553
Total allowance for loan losses	$43,480		$38,543

DEPOSITS

TABLE 12. DEPOSITS

(unaudited, in thousands)	September 30, 2008	December 31, 2007	$ Change	% Change

Non-interest bearing demand	$489,309	$519,287	$(29,978)	(5.8%)
Interest bearing demand	442,478	416,470	26,008	6.2%
Money market	505,522	612,089	(106,567)	(17.4%)
Savings deposits	429,502	440,358	(10,856)	(2.5%)
Certificates of deposit	1,654,635	1,919,726	(265,091)	(13.8%)
Total deposits	$3,521,446	$3,907,930	$(386,484)	(9.9%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 109 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits decreased by $386.5 million or 9.9% for the nine month period in 2008. During the second quarter, WesBanco sold five of the branches acquired from Oak Hill with deposits totaling $65.1 million.

Money market deposits decreased $106.6 million or 17.4% year to date, with the aforementioned branch sales resulting in $14.8 million of the overall reduction, while the remainder was due to the decline in the overall interest rate environment.

Certificates of deposit decreased $265.1 million or 13.8% year to date. The aforementioned branch sales resulted in $35.0 million of the reduction while the remainder was due to the effects of an overall corporate strategy designed with a focus on demand deposit accounts and an overall product mix that can be offered at a significantly lower cost to the bank. Certificates of deposit totaling approximately $1.2 billion at September 30, 2008 are scheduled to mature within the next year. WesBanco will continue to focus on its deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs. Certificates of deposit of $100,000 or more totaled $509.5 million at September 30, 2008 and $580.2 million at December 31, 2007, almost all of which are retail oriented. WesBanco does not solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program.

BORROWINGS

TABLE 13. BORROWINGS

(in thousands)	September 30, 2008	December 31, 2007	$ Change	% Change

Federal Home Loan Bank borrowings	$613,142	$405,798	$207,344	51.1%
Other short-term borrowings	271,084	329,515	(58,431)	(17.7%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,089	111,024	65	-
Total borrowings	$995,315	$846,337	$148,978	17.6%

Borrowings are a significant source of funding for WesBanco, and in the current interest rate environment, they can be less expensive than certificates of deposit. At September 30, 2008, Federal Home Loan Bank borrowings increased $207.3 million or 51.1% from December 31, 2007. The Company has carefully managed deposit rates, particularly in markets where larger banks are aggressively pursuing higher cost certificates of deposit and money market deposit accounts, and used more reasonably priced borrowings as part of its strategy to improve the net interest margin. At September 30, 2008 these borrowings were $613.1 million compared to $405.8 million at December 31, 2007.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and a revolving line of credit, totaled $271.1 million at September 30, 2008 compared to $329.5 million at December 31, 2007. The decrease from year-end was primarily due to a $52.0 million decrease in federal funds purchased, and $24.0 million in repayments on the revolving line of credit, which were partially offset by an increase in securities sold under agreements to repurchase from certain retail customers. The revolving line of credit is a senior obligation of the parent company that provides for maximum borrowings of up to $48.0 million with interest accruing at a rate equivalent to the one month LIBOR plus 90 basis points, maturing in May 2009, and was used in 2007 to fund the cash portion of the Oak Hill acquisition as well as for general corporate purposes, including share repurchases. It had an outstanding balance of $24.0 million at September 30, 2008 and $48.0 million at December 31, 2007.

CAPITAL RESOURCES

Shareholders’ equity was $585.3 million at September 30, 2008 compared to $580.3 million at December 31, 2007. Total equity was increased for current nine month earnings of $32.3 million and decreased by a $5.5 million change in other comprehensive loss and the payment of dividends of $22.3 million. No shares were repurchased during the quarter. As of September 30, 2008, WesBanco had repurchased 415,675 shares on a one million share repurchase plan approved by the Board of Directors in March 2007, leaving 584,325 shares to be repurchased from this 2007 authorization. In February 2008 WesBanco’s Board of Directors authorized the increase of its dividend from $0.275 per share to $0.28 per share, a 1.8% increase. This dividend increase represented the twenty-third consecutive year of dividend increases at WesBanco.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank, as well as WesBanco, Inc., maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Banks to the parent company. As of September 30, 2008, under FDIC regulations, WesBanco could receive without prior regulatory approval a dividend of up to $12.6 million.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum		Well	September 30, 2008		December 31, 2007
(Unaudited, dollars in thousands)	Value (1)		Capitalized (2)	Amount	Ratio	Amount	Ratio

WesBanco, Inc.
Tier 1 Leverage	4.00%	(3)	N/A	$433,398	8.82%	$410,140	9.90%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	433,398	11.44%	410,140	10.43%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	476,878	12.59%	449,052	11.41%

WesBanco Bank, Inc. (4)
Tier 1 Leverage	4.00%		5.00%	436,912	8.92%	423,582	8.55%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	436,912	11.61%	423,582	10.81%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	480,806	12.78%	462,494	11.81%

(1)  Minimum requirements to remain adequately capitalized.

(2)  Well capitalized under prompt corrective action regulations.

(3)  Minimum requirement is 3% for certain highly-rated bank holding companies.

(4)  At year-end, the Bank includes Oak Hill Banks capital information, prior to its merger with WesBanco Bank on April 25, 2008.

CAPITAL PURCHASE PROGRAM

Wesbanco has received approval from the United States Treasury Department (“Treasury Department”) to participate in the Capital Purchase Program (“CPP”) developed by the Treasury Department under the Troubled Asset Relief Program (“TARP”) authorized by the Emergency Economic Stabilization Act of 2008 (the “EESA”). It is anticipated that Wesbanco will issue $75,000,000 in cumulative, perpetual, non-voting senior preferred stock (“Preferred Stock”) to the Treasury Department, which represents approximately 2% of risk weighted assets.

The Preferred Stock will have the following terms which are essentially standard terms under the CPP. First of all, it will have a dividend rate of 5% of annual dividends, payable quarterly, for the first five years after issuance, and 9% thereafter, until redeemed.

Secondly, dividends on Wesbanco’s common stock may not be increased prior to three years after the Preferred Stock has been issued, without prior Treasury consent, unless all the Preferred Stock has been redeemed or transferred by the Treasury. In addition, should dividends on the Preferred Stock not have been paid in full, Wesbanco will not be able to redeem or repurchase, or pay dividends on, shares of its capital stock that are pari passu or junior to the Preferred Stock.

Third, the Preferred Stock will be non-voting, except for authorizations of capital stock senior to the Preferred Stock or any proposed changes in the rights of the Preferred Stock, including changes upon any merger, exchange or similar transaction that would adversely affect the rights of the Preferred Stock holder. In addition, the Preferred Stock will entitle the holder to elect two directors when dividends are not paid for six periods, whether or not consecutive.

Fourth, the Preferred Stock is redeemable at Wesbanco’s election, subject to applicable regulatory approval, in the first three years following issuance only with proceeds from an offering of Tier 1 Preferred Stock or common stock by Wesbanco (“Qualified Equity Offering”), subject to a minimum redemption of 25% of the amount of Preferred Stock originally issued. Thereafter, Preferred Stock is redeemable at Wesbanco’s election, subject to any required regulatory approval, in whole or in part. The redemption price is the Preferred Stock’s issue price, plus accrued but unpaid dividends.

Fifth, no contract restrictions are permitted on the Preferred Stock. Wesbanco will have to file a shelf Registration Statement promptly for resale of the Preferred Stock and provide the Treasury Department with piggyback registration rights. Finally, the Treasury Department may request that the Preferred Stock be listed on a national securities exchange.

In connection with the purchase of any Preferred Stock, the Treasury Department will require Wesbanco to issue warrants (“Warrants”) to purchase shares of Wesbanco’s common stock equal to 15% of the amount of Preferred Stock purchased. The initial exercise price and the market price for determining the amount of the Warrants will be the average trading price of such common stock on the 20 trading days preceding the approval of the application. Under the current approval, warrants would be issued for approximately 439,000 shares of common stock with an exercise price of approximately $25.61 per share.

The exercise price of the Warrants shall be reduced by 15% of the original exercise price on each six month anniversary of issuance, if any required shareholder approvals have not been received, subject to a maximum reduction of 45% of the original exercise price. The Warrants will also include certain standard terms under the CPP. These terms include that the Warrants will be issued for a term of 10 years. The Warrants will be exercisable by the Treasury Department immediately, in whole or in part. There will be no contractual restrictions on transfer of the Warrants. The Treasury Department may transfer or exercise up to an aggregate of 50% of the Warrants prior to the earlier of (i) the date Wesbanco has received aggregate proceeds of not less than 100% of the issue price of the Preferred Stock from one or more Qualified Equity Offering and (ii) December 31, 2009. Wesbanco is required to file a shelf Registration Statement covering the resale of the Warrants and the underlying common stock and to grant the Treasury

Department piggyback registration rights for the Warrants in the underlying common stock. Wesbanco will apply for listing of the common stock issuable upon exercise of the Warrants. Upon exercise of the Warrants, the Treasury Department will not exercise voting rights with respect to such shares of common stock. If Wesbanco has received aggregate gross proceeds from one or more Qualified Equity Offerings on or prior to December 31, 2009, the number of Warrants will be reduced by 50%.

Under Wesbanco’s Articles of Incorporation, shareholder approval is not necessary for the issuance of the Preferred Stock or the Warrants exercisable for common stock.

A condition to any Preferred Stock investment by the Treasury Department is that Wesbanco and its “Senior Executive Officers” covered by EESA modify or terminate all benefit plans, arrangements and agreements (including Golden Parachute Agreements) to the extent necessary to be in compliance with and agree, for as long as the Treasury Department holds any equity or debt securities of Wesbanco, to be bound by the executive compensation and corporate governance requirements of Section 111 of EESA and Treasury Department guidance or regulations thereunder. Wesbanco is taking such steps to meet the executive compensation restrictions of the CPP.

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

Securities are the principal source of liquidity for WesBanco. Securities totaled $867.4 million at September 30, 2008, of which $866.0 million were classified as available-for-sale. At September 30, 2008, WesBanco has approximately $11.3 million in securities scheduled to mature within one year. Additional cash flows may be anticipated from approximately $125.9 million in callable bonds, which have call dates within the next year, from loans scheduled to mature within the next year of $652.2 million and normal monthly loan repayments. At September 30, 2008, WesBanco had $126.8 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.5 billion at September 30, 2008. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.2 billion at September 30, 2008. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at September 30, 2008 approximated $658.5 million. At September 30, 2008, WesBanco had unpledged available-for-sale securities with a book value of $279.8 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, cash and investments on hand, and a revolving line of credit with another bank. There are various legal limitations under federal and state laws that limit the payment of dividends from the Banks to the parent company. As of September 30, 2008, under FDIC regulations, WesBanco could receive without prior regulatory approval dividends totaling $12.6 million from the Bank. Additional liquidity is provided by the parent company’s security portfolio of $2.8 million, and an available line of credit with an independent commercial bank of $48.0 million, of which $24.0 million was outstanding at September 30, 2008.

At September 30, 2008, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $727.8 million compared to $687.4 million at December 31, 2007. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 200 and 100 basis point increase or decrease in market interest rates compared to a stable rate or base model. WesBanco’s current policy limits this exposure to a reduction of 12.5% and 5.0% or less, respectively, of net interest income from the base model for a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at September 30, 2008 and December 31, 2007 assuming both a 200 and 100 basis point interest rate change, compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2008	December 31, 2007	Guidelines

+200	(5.0%)	(10.2%)	(12.5%)
+100	(2.5%)	(5.0%)	(5.0%)
-100	1.9%	3.5%	(5.0%)
-200	0.0%	4.5%	(12.5%)

Throughout most of the first three quarters of 2007, the yield curve was relatively flat or somewhat inverted, particularly between short-term funding rates and longer-term rates for investments and loans, causing many banks to experience lower net interest margins. In mid-third quarter, rate expectations began to change to a lower interest rate environment, due to market conditions and liquidity concerns in the sub-prime and collateralized debt instrument markets. For the remainder of 2007, the Federal Reserve Bank provided liquidity to the markets and lowered the benchmark federal funds rate charged between banks and the discount rate charged to banks, resulting in these rates ending the year at 4.25% and 4.75%, respectively, from 5.25% and 6.25% before the rate cuts. Rates have continued to drop throughout the first three quarters of 2008, and these rates ended the quarter at 2.00% and 2.25%, respectively. Subsequent to quarter-end, two additional rate cuts have occurred, to levels of 1.00% for federal funds and 1.25% for the discount rate, as part of a widespread governmental response to tight lending conditions, liquidity issues amongst banks in the overall marketplace, and the overall weak economy. Economists and the market generally expect further decreases in the federal funds rate, either later this year or in 2009, with rate increases now pushed out to later into 2009, if at all, as the current weak economy exhibits many signs of stress in a general recessionary environment. A widening of the curve between short and longer term interest rates throughout much of 2008 has resulted in a significant net interest income benefit to WesBanco.

The earnings simulation model currently projects that net interest income for the next twelve month period will increase by 1.9% and 0.0% if interest rates were to fall immediately by 100 and 200 basis points, respectively, with the falling 200 basis point rate environment impacted by natural interest floors in certain short term deposit and borrowing types, as short term interest rates could only drop a portion of such a linear, parallel rate curve shift. Net interest income would decrease by 2.5% and 5.0% if rates increased by 100 and 200 basis points. The decrease in liability sensitivity between December 31, 2007 and September 30, 2008 was a result of changes in balance sheet composition primarily as short term borrowings were lengthened through the FHLB, as well as reductions in MMDAs and certain CD maturities due to customer preferences and the overall lower interest rate environment. The continued reduction in fixed rate, longer-term residential mortgages has also benefited the asset/liability position. These changes favorably impacted WesBanco’s sensitivity to rising interest rates.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a worst case scenario. The simulation model at September 30, 2008 using the 200 basis point increasing rate ramp analysis projects that net interest income would decrease 1.5% over the next twelve months, compared to a 3.4% decrease at December 31, 2007.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At September 30, 2008, the market value of equity as a percent of base in a 200 basis point rising rate environment would decrease 0.9%, and in a 200 basis point falling rate environment it would decrease 9.6% as compared to decreases of 1.0% and 12.0%, respectively, for the same increasing and decreasing rate environments as of December 31, 2007. WesBanco’s policy is to limit such change to minus 25% for a +/- 200 basis point change in interest rates.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for most of 2008 have emphasized reducing liability sensitivity due to an above policy guideline percentage relative to the 200 basis point rising rate scenario at year end 2007, and an expectation until more recently of a rising rate environment for 2009. As a result, the liability sensitivity to rising rates has been reduced by approximately one half in terms of net interest income change since year end. Among the strategies that are evaluated from time to time are extending borrowing terms with the FHLB and structuring repurchase agreements with terms providing some protection for future rate increases while minimizing current period rates paid, managing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio versus selling them in the secondary market, remixing of the loan portfolio as residential mortgages paydown into shorter-lived, higher-yielding commercial loans, offering special maturity, competitively priced short-term certificates of deposit to offset runoff in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume. Other strategies include emphasizing marketing programs to grow lower cost and non-interest bearing transaction accounts, and using the CDARS® program and structured repurchase agreements as alternative wholesale borrowing sources. The potential use of interest rate swap, cap and floor agreements to match fund certain long-term commercial loans or serve as a hedge against rising and/or falling rates, and using investment security cash flows to fund any realized loan growth or to pay down short-term borrowings are also evaluated as potential strategies by ALCO.

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

CHANGES IN INTERNAL CONTROLS— There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2008, WesBanco had a stock repurchase plan in which up to one million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no open market repurchases during 2008.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Balance at June 30, 2008				584,325

July 1, 2008 to July 31, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	49,623	$17.31	N/A	N/A

August 1, 2008 to August 31, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,951	$24.00	N/A	N/A

September 1, 2008 to September 30, 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,901	$26.63	N/A	N/A

Third Quarter 2008
Open market repurchases	-	-	-	584,325
Other transactions (1)	55,475	$18.15	N/A	N/A
Total	55,475	$18.15	-	584,325

(1)  Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A - Not applicable

ITEM 6. EXHIBITS

10.1	Transition Agreement and Release and Waiver of Claims dated September 30, 2008, by and between WesBanco Inc., and Kristine N. Molnar.

10.2	Consulting Agreement dated October 1, 2008, by and between WesBanco Inc., and Kristine N. Molnar.

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 6, 2008	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: November 6, 2008	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer