Form 10-K
period 2008-12-31
WESBANCO INC
filed 2009-03-11
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Larger accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008, determined using a per share closing price on that date of $17.15, was $422,035,947.

As of February 28, 2009, there were 26,560,889 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2009 for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

WesBanco, Inc. (“WesBanco”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding WesBanco’s business segments, please refer to Note 25, “Business Segments” in the Consolidated Financial Statements.

At December 31, 2008, WesBanco operated one commercial bank, WesBanco Bank, Inc., (“WesBanco Bank” or the “Bank”) through 109 offices, one loan production office and 139 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2008 approximated $5.2 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $2.4 billion as of December 31, 2008. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc., a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration for personal and commercial clients; and WesBanco Securities, Inc., a full service broker-dealer, which also offers discount brokerage services.

WesBanco Asset Management, Inc., which was incorporated in 2002, holds certain investment securities in a Delaware based subsidiary.

WesBanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to WesBanco Bank and to non-related third parties.

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

WesBanco also serves as investment adviser to a family of mutual funds under the name “WesMark Funds” which includes a growth fund, a balanced fund, a government bond fund, a West Virginia municipal bond fund and a small company growth fund.

As of December 31, 2008, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

On November 30, 2007, WesBanco completed the acquisition of Oak Hill Financial, Inc. (“Oak Hill”), a $1.3 billion bank holding company based in Jackson, Ohio. The primary reason that WesBanco acquired the company was to expand its footprint into new higher growth metropolitan markets and various regional markets in the state of Ohio. On April 25, 2008, WesBanco merged the separate banking subsidiary of Oak Hill, Oak Hill Banks, into WesBanco Bank. The results of operations of acquired companies are included in WesBanco’s consolidated results of operations from their respective acquisition dates.

On January 21, 2009, WesBanco Bank entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with AmTrust Bank (“AmTrust”) pursuant to which WesBanco Bank agreed to purchase all five of AmTrust’s Columbus, Ohio, branches. WesBanco Bank will assume all of the deposit liabilities and purchase the related fixed assets but will not acquire any loans except for certain deposit related loans. In the Purchase Agreement, WesBanco Bank agreed to pay a deposit premium of approximately $20.9 million, or a blended premium of approximately 3.5% on deposits of approximately $600 million as of January 16, 2009. The transaction is scheduled to close on March 27, 2009, subject to regulatory approval.

EMPLOYEES

There were 1,501 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2008. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory, and believes its human resources to be a differentiating factor in measured customer service quality metrics.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2008 filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2008, WesBanco will provide, without charge, a printed copy of its 2008 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2008 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services products, is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial bank and trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item so captioned), mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in WesBanco’s major markets. Some of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. As WesBanco has expanded into new, larger Ohio metropolitan markets, it faces entrenched large bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into that market. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow successfully its market share, potentially reducing its current and future profit potential from such markets.

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

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank. WesBanco Bank is a West Virginia banking corporation and it was a member bank of the Federal Reserve System until February 15, 2008, at which time it became a non-member bank. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the West Virginia Division of Banking. The deposits of WesBanco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. WesBanco’s nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC and the Financial Institution Regulatory Authority. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance Services, Inc., which, as indicated above, is a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration, for personal and commercial clients.

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

HOLDING COMPANY REGULATIONS

As indicated above, WesBanco has one state bank subsidiary, WesBanco Bank, as well as nonbank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any nonbank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate, purchases of or investments in securities issued by an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, respectively, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus, respectively. Furthermore, such loans or extensions of credit and such guarantees, acceptances and letters of credit are required to be secured by collateral in amounts specified by law. In addition, all covered transactions must be conducted on terms and circumstances that are consistent with safe and sound banking practices.

The Federal Reserve Board applies a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital infusions into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital infusion conceivably could be required at times under this policy when WesBanco may not have the resources to provide it.

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2008, WesBanco declared cash dividends to its shareholders of approximately $29.7 million.

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

However, as indicated elsewhere in this discussion, as of December 31, 2008, the subsidiary bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the subsidiary bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the bank to pay dividends because it had not become either undercapitalized, significantly undercapitalized or critically undercapitalized.

In addition, with respect to possible dividends by the subsidiary bank, under Section 31A-4-25 of the West Virginia Code, the prior approval of the West Virginia Commissioner of Banking would be required if the total of all dividends declared by the bank in any calendar year would exceed the total of the bank’s net profits for that year combined with its retained net profits of the proceeding two years. In addition, Section 31A-4-25 limits the ability of a West Virginia banking institution to pay dividends until the surplus fund of the banking institution equals the common stock of the banking institution and if certain specified amounts of recent profits of the banking institution have not been carried to the surplus fund. The Bank did receive approval to pay a special dividend beyond current and prior net profits, as defined, in December 2007 from the Federal Reserve Board, its then existing primary Bank regulator, and the West Virginia Department of Banking, in the amount of $35 million.

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

WesBanco is currently a participating institution in the Capital Purchase Program under the Troubled Asset Relief Program and subject to certain restrictions on dividends and a prohibition on increasing dividends beyond the quarterly dividend amount paid in October of 2008. Please see the section entitled “Troubled Asset Relief Program” on page 12 of this Item 1.

On February 24, 2009 the Federal Reserve Division of Banking Supervision and Regulation issued a letter providing direction to bank holding companies (BHC) on the payment of dividends, capital repurchases and capital redemptions. Although the letter largely reiterates longstanding Federal Reserve supervisory policies, it emphasizes the need for a BHC to review various factors when considering the declaration of a dividend or taking action that would reduce regulatory capital provided by outstanding financial instruments. These factors include the potential need to increase loan loss reserves, write down assets and reflect declines in asset values in equity. In addition, the BHC should consider its past and anticipated future earnings, the dividend payout ratio in relation to earnings, and adequacy of regulatory capital before any action is taken. The consideration of capital adequacy should include a review of all known factors that may affect capital in the future.

In certain circumstances, defined by regulation relating to levels of earnings and capital and participation in the Troubled Asset Relief Program, advance notification to, and in some circumstances, approval by the regulator could be required to declare a dividend or repurchase or redeem capital instruments.

FDIC INSURANCE

WesBanco Bank is classified by the FDIC as a well-capitalized and a well-run institution. As a result, under the FDIC regulations in effect in 2008, most banks, including WesBanco Bank was required to pay deposit insurance premiums of between five and seven cents per $100 of assessable deposits. A significant portion of this expense was mitigated by the use of certain prior approved credits granted by the FDIC to its members from prior year activity. In late 2008, the FDIC approved increases in the industry’s premiums to between 12 and 14 cents per $100 of assessable deposits for 2009 for Risk Category I banks. In addition, credits available to the Bank from amounts approved by the FDIC in prior years were scheduled to be fully utilized by the second quarter of 2009.

On February 27, 2009, the FDIC proposed an interim rule that would significantly increase the premiums charged for FDIC deposit insurance protection in addition to an emergency special assessment of 20 cents per $100 of assessable deposits on all banks to restore the Deposit Insurance Fund to an acceptable level. As a result, under the recently proposed FDIC regulations, the Bank, including Amtrust deposits of approximately $600 million, would be required to pay estimated annualized deposit insurance premiums of between 12 and 16 cents per $100 of assessable deposits. The impact on the Bank’s operating expenses for 2009 is approximately $14 to $15 million, of which approximately $8.3 million represents the 20 cent special assessment. The portion of the total assessment related to AmTrust’s deposits for the year would approximate $1.8 to $1.9 million. In early March, the FDIC noted it would consider reducing the special one-time assessment to 10 cents if the U.S. Congress were to approve an increase in its operating line of credit with the U.S. Treasury.

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

The Federal Reserve Board has established a minimum ratio of Tier 1 capital to total assets of 3.0% for strong bank holding companies rated composite “1” under the new RFI/C (D) (“Risk Management,” “Financial Condition,” “Impact,” “Composite Rating” and “Depository Institution”) components rating system for bank holding companies, and for certain bank holding companies that have implemented the Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. The Federal Reserve Board has also indicated that it will consider a “tangible Tier 1 capital ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities. More recently, in its February 24, 2009 supervisory letter, the Federal Reserve Board noted that a BHC’s predominant form of tangible capital should be common equity.

The bank regulatory agencies have established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% of the adjusted carrying value of the equity investments as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2008, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

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

As of December 31, 2008, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 13.21% and 14.46%, respectively, which ratios were enhanced at year-end by WesBanco’s receipt of proceeds of $75 million under the Capital Purchase Program of the Troubled Asset Relief Program. As of December 31, 2008, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor WesBanco Bank been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2008, WesBanco’s leverage ratio was 10.27%.

As of December 31, 2008, WesBanco had $111.1 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $107.8 million underlying such junior subordinated debt were included in Tier 1 Capital as of December 31, 2008, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. WesBanco currently believes all of its trust preferred securities will remain in Tier 1 capital as of the adoption date of the new rule.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”), which is known as Basel I. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In November 2007, the federal bank regulatory agencies approved an interagency final rule (“Final Rule”) that will implement amendments to Basel I that contain an advanced risk-based capital framework applicable only to very large complex U.S. banking organizations and which is known as Basel II. The limited number of very large banks that will be subject to Basel II will be required to calculate their risk-based capital requirements using their own internal risk parameters for credit risk and operational risk.

The Final Rule is consistent in most respects with the Basel II rules that are being implemented in other jurisdictions. However, the federal bank regulatory agencies also have included in the Final Rule certain safeguards against the possibility that the new rules do not work as intended.

WesBanco and other bank holding companies that are not considered large banking organizations will not be subject to Basel II. The federal bank regulatory agencies have announced that they are currently working on a notice of proposed rulemaking to implement some of the simpler approaches from the Basel II framework—referred to as the standardized approach—that would be optional for WesBanco and other banking organizations not subject to Basel II. It is expected that this notice of proposed rulemaking will be published in the coming months.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2008, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend, or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt and/or trust preferred securities. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.

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

CONSUMER PROTECTION LAWS

In connection with their lending and leasing activities, the subsidiary bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, and, in some cases, their respective state law counterparts.

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

The CRA requires the subsidiary bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office.

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

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued various implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as WesBanco’s subsidiary bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of WesBanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

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

TROUBLED ASSET RELIEF PROGRAM

WesBanco is a participating institution in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) authorized by the Emergency Economic Stabilization Act of 2008 (“EESA”). On December 5, 2008, WesBanco entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which WesBanco agreed to issue and sell (i) 75,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 439,282 shares of WesBanco’s common stock, par value $2.0833 per share (the “Common Stock”), for an aggregate purchase price of $75,000,000 in cash. The Series A Preferred Stock has a liquidation preference of $1,000 per share.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. TARP provided that the Series A Preferred Stock could be redeemed by WesBanco after three years. TARP also provided that prior to the end of three years, the Series A Preferred Stock could be redeemed by WesBanco only with proceeds from the sale of qualifying equity securities of the Corporation (a “Qualified Equity Offering”). The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $25.61 per share of the Common Stock.

Upon issuance of the Series A Preferred Stock on December 5, 2008, the ability of WesBanco to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) became subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of $0.28 declared on the Common Stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of WesBanco or its affiliates also became restricted. Under TARP, these restrictions generally terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties; provided, however, that certain of the restrictions persist for any period when all accrued and unpaid dividends for all past periods on the Series A Preferred Stock are not fully paid.

In addition, the Corporation filed a Certificate of Designations with the West Virginia Secretary of State on December 5, 2008, which fixed the designations, preferences, limitations and relative rights of the Series A Preferred Stock. Pursuant to the Certificate of Designations, the ability of WesBanco to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that WesBanco fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

“Junior Stock” means the common stock and any other class or series of stock of WesBanco the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of WesBanco. “Parity Stock” means any class or series of stock of WesBanco the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of WesBanco (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law (the “ARRA”). The ARRA, among other things, amends the terms of TARP and imposes certain additional conditions and requirements on participating institutions. Additionally, however, it also broadens the provisions permitting participating institutions to repay TARP proceeds at any time subject to approval of the primary regulator. The effective dates of certain of its provisions and their applicability to WesBanco are currently being determined by the Corporation.

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

In particular, WesBanco Bank’s competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by WesBanco, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If WesBanco is unable to attract new and retain current customers, loan and deposit growth could decrease causing WesBanco’s results of operations and financial condition to be negatively impacted.

WESBANCO MAY NOT BE ABLE TO EXPAND ITS TRUST AND INVESTMENT SERVICES SEGMENT AND RETAIN ITS CURRENT CUSTOMERS.

As of December 31, 2008, WesBanco had approximately $2.4 billion in assets under management, which provided approximately 8.1% of WesBanco’s net revenues. WesBanco may not be able to attract new and retain current investment management clients due to competition from the following:

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

WesBanco’s regulatory agencies periodically review the allowance for loan losses. Based on their assessment the regulatory agencies may require WesBanco to adjust the allowance for loan losses. These adjustments could negatively impact WesBanco’s results of operations or financial position.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

A downturn in the local and regional economies could negatively impact WesBanco’s banking business. WesBanco Bank serves both individuals and business customers throughout West Virginia, Ohio and Western Pennsylvania. The ability of the Bank’s customers to repay their loans is strongly tied to the economic conditions in these areas. These economic conditions may also force customers to utilize deposits held by WesBanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result the Bank may have to borrow funds at higher rates in order to meet liquidity needs. These events may have a negative impact on WesBanco’s earnings.

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of WesBanco Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond WesBanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. WesBanco Bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, WesBanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position.

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

SIGNIFICANT DECLINES IN U.S. AND FOREIGN MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets have experienced extreme disruption recently. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and continued weakness in capital and credit markets could result in further deterioration of these assets which may increase minimum funding contributions and future pension expense. If the current levels of market disruption continue or further deteriorate, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

Further, WesBanco’s trust and investment services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decline, the Bank’s revenue could be negatively impacted.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2008, WesBanco’s goodwill and other identifiable intangible assets were approximately $267.9 million. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2008 and concluded that no impairment charge was necessary for the year ended December 31, 2008. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results and may cause a decline in our stock price.

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

CHANGES IN REGULATORY CAPITAL REGULATIONS BY THE FEDERAL RESERVE MAY NEGATIVELY IMPACT WESBANCO’S CAPITAL LEVELS.

WesBanco currently has $111.1 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, trust preferred securities totaling $107.8 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve adopted a rule that will retain trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that ends on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The rule is not expected to have an impact on WesBanco’s Tier 1 capital; however should WesBanco issue additional trust preferred securities, or incur material operating losses, WesBanco’s Tier 1 capital ratio may be limited by the rule adopted by the Board. WesBanco’s earnings may also be negatively impacted due to prepayment penalties associated with the redemption of certain of the trust preferred securities.

FDIC INSURANCE ASSESSMENTS ARE EXPECTED TO INCREASE CONSIDERABLY RESULTING IN A NEGATIVE IMPACT TO EARNINGS.

The FDIC may increase the premiums charged for FDIC deposit insurance protection to restore the Deposit Insurance Fund to an acceptable level. The FDIC has proposed that 2009 premiums more than double and should more bank failures occur, the FDIC premiums could continue to increase. An increase in insurance premiums will have an adverse effect on WesBanco’s earnings.

LIMITED AVAILABILITY OF BORROWINGS FROM THE FEDERAL HOME LOAN BANK SYSTEM COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and retains certain short-term borrowings from the FHLB of Cincinnati from prior bank acquisitions. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. Should this occur, WesBanco’s short-term liquidity needs could be negatively impacted. Should WesBanco be restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include Federal Reserve discount window and short-term borrowings, the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing or new lines of credit with third party banks, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. In addition, the Bank may decide to participate in the U.S. Treasury’s Temporary Guarantee Liquidity Program (“TGLP”), whereby the Bank may issue up to 2% of its outstanding liabilities in guaranteed unsecured bank debt prior to June 30, 2009, maturing prior to June 30, 2012.

On December 23, 2008 the FHLB of Pittsburgh announced that it will suspend dividends and the repurchase of excess capital stock to its member banks. The FHLB of Pittsburgh stock owned by WesBanco totaled $26.3 million and $14.8 million at December 31, 2008 and 2007, respectively. Dividend income recognized on FHLB of Pittsburgh stock totaled $0.4 million and $0.9 million for 2008 and 2007, respectively. Additionally, the Bank owned $5.7 million and $10.5 million of FHLB of Cincinnati stock at December 31, 2008 and 2007, respectively, which paid a cash dividend at an annualized rate of 5.00% for the fourth quarter of 2008 and a stock dividend at an annualized rate of 6.00% for the fourth quarter of 2007. Dividend payments have been eliminated by the FHLB of Pittsburgh and may be eliminated by the FHLB of Cincinnati at anytime in the future in order for these FHLB’s to restore their retained earnings and/or overall risk-based capital ratios. In such case, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset and could potentially be evaluated for impairment through earnings.

WESBANCO’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS DEPEND ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES.

WesBanco’s primary business activity for the foreseeable future will be to act as the holding company of its banking and other subsidiaries. Therefore, WesBanco’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of WesBanco’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money or be dilutive to earnings per share, particularly for the first few years. A new bank or company may bring with it unexpected liabilities, bad loans, or poor employee relations, or the new bank or company may lose customers and the associated revenue.

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED.

Subject to restrictions described in the next risk factor, holders of shares of WesBanco’s common stock are entitled to dividends if, when, and as declared by WesBanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the banking subsidiaries. Federal and state laws impose restrictions on the ability of the banking subsidiaries to pay dividends. Additional restrictions are placed upon WesBanco by the policies of federal regulators, as more fully described in “Item 1. Business—Payment of Dividends.” In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including WesBanco’s and the Bank’s future earnings, capital requirements, regulatory constraints and financial condition.

WESBANCO’S PARTICIPATION IN THE TROUBLED ASSET RELIEF PROGRAM SUBJECTS WESBANCO TO SEVERAL RESTRICTIONS, INCLUDING RESTRICTIONS ON WESBANCO’S ABILITY TO DECLARE OR PAY DIVIDENDS AND REPURCHASE SHARES OF WESBANCO STOCK.

The Securities Purchase Agreement between WesBanco and the Treasury pursuant to which WesBanco sold $75.0 million of WesBanco’s Series A Preferred Stock and issued a warrant to purchase up to 439,282 shares of WesBanco’s common stock provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by WesBanco or transferred by the Treasury to third parties, WesBanco may not, without the consent of the Treasury, (a) increase the cash dividend on WesBanco’s common stock above $0.28 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of WesBanco’s common stock or preferred stock other than the Series A Preferred Stock. In addition, WesBanco may not pay any dividends on its common stock unless WesBanco is current in its dividend payments on the Series A Preferred Stock. Furthermore, the Treasury may amend any provision of the Agreement to the extent required to comply with any changes in applicable federal statutes. Any amendments or restrictions on payment of dividends could have a negative effect on the value of WesBanco’s common stock.

WESBANCO’S PARTICIPATION IN THE TROUBLED ASSET RELIEF PROGRAM SUBJECTS WESBANCO TO RESTRICTIONS ON COMPENSATION PAID TO WESBANCO’S EXECUTIVES.

Pursuant to the terms of the Securities Purchase Agreement, WesBanco adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the Securities Purchase Agreement. These standards generally apply to WesBanco’s Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The change to the deductibility limit on executive compensation could increase the overall cost of WesBanco’s executive compensation programs in future periods. Pursuant to the ARRA, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on WesBanco’s most highly compensated employees, which may make it more difficult for WesBanco to retain and recruit qualified personnel.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2008, WesBanco operated 109 banking offices in West Virginia, Ohio and Western Pennsylvania, and one loan production office, of which 83 were owned and 27 were leased under long-term operating leases. These leases expire at various dates through October 2027 and generally include options to renew.

The main office of the WesBanco is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by Wesbanco Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and its trust and investment services segment. The Bank’s back office operations currently occupy approximately two thirds of the space available in an office building adjacent to the main office, which is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses.

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.6 million for 2008 compared to $0.5 million for 2007. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 7, “Premises and Equipment” in the Consolidated Financial Statements.

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

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of December 31, 2008 was 5,420, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

The table below presents for each quarter in 2008 and 2007, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2008			2007
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$28.90	$17.32	$0.280	$26.43	$20.01	$0.275
Third quarter	35.10	14.28	0.280	30.91	21.03	0.275
Second quarter	26.63	17.06	0.280	31.97	29.07	0.275
First quarter	27.74	17.51	0.280	34.25	29.84	0.275

On December 5, 2008, WesBanco, Inc. issued 75,000 shares of Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock, par value $2.0833 per share, to the Treasury under TARP for an aggregate purchase price of $75,000,000 in cash. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

Upon issuance of the Series A Preferred Stock on December 5, 2008, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock will be subject to restrictions, including the Company’s restriction against increasing dividends from the last quarterly cash dividend per share of $0.28 declared on the Common Stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties. In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

For additional disclosure relating to WesBanco’s participation in the TARP CPP, please refer to “Item 1. Business-Troubled Asset Relief Program” and Note 3, “Troubled Asset Relief Program—Capital Purchase Program” of this Annual Report on Form 10-K.

WesBanco, Inc. has nine capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Pooled Trust Preferred Securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period.

For additional disclosure relating to WesBanco’s Trust Preferred Securities, please refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

Information regarding WesBanco’s compensation plans under which WesBanco’s equity securities are authorized for issuance as of December 31, 2008 is included under Item 12 of this Annual Report on Form 10-K.

As of December 31, 2008, WesBanco had an active plan to repurchase one million shares of stock, with the plan having been approved by the Board of Directors on March 21, 2007. The shares are purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. Under the terms of the TARP CPP, no shares may be repurchased by the Company except in limited circumstances related to benefit plan issuances.

The following table shows the activity in WesBanco’s stock repurchase plan for the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2008				584,325

October 1, 2008 to October 31, 2008
Open market repurchases	—	$—	—	584,325
Other transactions (1)	30,402	26.40	N/A	N/A

November 1, 2008 to November 30, 2008
Open market repurchases	—	—	—	584,325
Other transactions (1)	4,995	25.11	N/A	N/A

December 1, 2008 to December 31, 2008
Open market repurchases	—	—	—	584,325
Other transactions (1)	8,591	24.52	N/A	N/A

Fourth Quarter 2008
Open market repurchases	—	—	—	584,325
Other transactions (1)	43,988	25.89	N/A	N/A

Total	43,988	$25.89	—	584,325

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index and the Russell 2000 Financial Services Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2003 with reinvestment of dividends.

	December 31,
Index	2003	2004	2005	2006	2007	2008
WesBanco, Inc.	100.00	119.56	117.79	134.46	86.10	119.32
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Russell 2000 Financial Services Index	100.00	121.10	123.76	147.83	122.96	91.75

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2008. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. All of WesBanco’s acquisitions during the five years ended December 31, 2008 are included in results of operations since their respective dates of acquisition.

(dollars in thousands, except per share amounts)	For the years ended December 31,
2008	2007	2006	2005	2004
PER SHARE INFORMATION
Dividends	$1.12	$1.10	$1.06	$1.04	$1.00
Book value at year end	24.82	21.86	19.39	18.91	17.77
Average common shares outstanding—basic	26,551,467	21,359,935	21,762,567	22,474,645	20,028,248
Average common shares outstanding—diluted	26,563,320	21,392,010	21,816,573	22,528,262	20,083,718
SELECTED BALANCE SHEET INFORMATION
Total securities	$935,588	$937,084	$736,707	$992,564	$1,133,100
Loans held for sale	3,874	39,717	3,170	28,803	3,169
Net portfolio loans	3,554,506	3,682,006	2,876,234	2,881,120	2,455,880
Total assets	5,222,041	5,384,326	4,098,143	4,422,115	4,011,399
Total deposits	3,503,916	3,907,930	2,995,547	3,028,324	2,725,934
Total FHLB and other borrowings	894,695	735,313	561,468	856,994	799,924
Junior subordinated debt and trust preferred securities	111,110	111,024	87,638	87,638	72,174
Total shareholders’ equity	659,371	580,319	416,875	415,230	370,181
SELECTED RATIOS
Return on average assets	0.72%	1.09%	0.94%	0.95%	1.07%
Return on average equity	6.37%	10.63%	9.35%	10.13%	11.37%
Return on average common equity	6.43%	10.63%	9.35%	10.13%	11.37%
Allowance for loan losses to total loans	1.38%	1.03%	1.10%	1.05%	1.18%
Allowance for loan losses to total non-performing loans	1.37	x	1.94	x	1.98	x	3.12	x	3.60	x
Non-performing assets to total assets	0.74%	0.44%	0.49%	0.27%	0.26%
Net loan charge-offs to average loans	0.58%	0.28%	0.23%	0.29%	0.31%
Shareholders’ equity to total assets	12.63%	10.78%	10.17%	9.39%	9.23%
Tangible equity to tangible assets	7.90%	5.94%	6.87%	6.26%	7.29%
Tangible common equity to tangible assets	6.44%	5.94%	6.87%	6.26%	7.29%
Tier 1 leverage ratio	10.27%	9.90%	9.27%	8.46%	9.34%
Tier 1 capital to risk-weighted assets	13.21%	10.43%	12.35%	11.94%	13.43%
Total capital to risk-weighted assets	14.46%	11.41%	13.44%	12.97%	14.54%
Dividend payout ratio	78.87%	52.63%	59.22%	54.74%	52.63%
Trust Assets at market value	$2,400,211	$3,084,145	$2,976,621	$2,599,463	$2,664,795

(dollars in thousands, except per share amounts)	For the years ended December 31,
2008	2007	2006	2005	2004
SUMMARY STATEMENTS OF INCOME
Interest income	$281,766	$236,393	$227,269	$224,745	$169,436
Interest expense	121,229	117,080	104,436	92,434	60,212

Net interest income	160,537	119,313	122,833	132,311	109,224
Provision for loan losses	32,649	8,516	8,739	8,045	7,735

Net interest income after provision for loan losses	127,888	110,797	114,094	124,266	101,489
Non-interest income	57,346	52,939	40,408	39,133	35,541
Non-interest expense	142,624	111,046	106,204	108,920	89,872

Income before income taxes	42,610	52,690	48,298	54,479	47,158
Provision for income taxes	4,493	8,021	9,263	11,722	8,976

Net income	$38,117	$44,669	$39,035	$42,757	$38,182

Preferred dividends	293	—	—	—	—

Net income available to common shareholders	$37,824	$44,669	$39,035	$42,757	$38,182

Earnings per common share—basic	$1.42	$2.09	$1.79	$1.90	$1.91

Earnings per common share—diluted	$1.42	$2.09	$1.79	$1.90	$1.90

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2008 and 2007.

CONDENSED QUARTERLY STATEMENTS OF INCOME

	2008 Quarter ended
(dollars in thousands, except per share amounts)	March 31,(1)	June 30,	September 30,	December 31,	Annual Total
Interest income	$74,781	$70,588	$68,675	$67,722	$281,766
Interest expense	36,037	29,929	28,388	26,875	121,229

Net interest income	38,744	40,659	40,287	40,847	160,537
Provision for loan losses	5,425	5,723	6,457	15,044	32,649

Net interest income after provision for loan losses	33,319	34,936	33,830	25,803	127,888
Non-interest income	14,589	14,391	14,694	12,116	55,790
Net securities gains	506	400	276	374	1,556
Non-interest expense	36,660	36,070	36,165	33,729	142,624

Income before income taxes	11,754	13,657	12,635	4,564	42,610
Provision for income taxes	2,251	2,373	1,126	(1,257)	4,493

Net income	$9,503	$11,284	$11,509	$5,821	$38,117

Preferred dividends	—	—	—	293	293

Net income available to common shareholders	$9,503	$11,284	$11,509	$5,528	$37,824

Earnings per common share—basic	$0.36	$0.42	$0.43	$0.21	$1.42

Earnings per common share—diluted	$0.36	$0.42	$0.43	$0.21	$1.42

(1)    Certain interest income, interest expense, non-interest income and non-interest expense balances were reclassified from those appearing in the previously filed 10-Q. The reclassifications had no effect on net income.

	2007 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$57,193	$57,812	$57,460	$63,928	$236,393
Interest expense	27,200	28,626	29,100	32,154	117,080

Net interest income	29,993	29,186	28,360	31,774	119,313
Provision for loan losses	1,460	1,776	1,448	3,832	8,516

Net interest income after provision for loan losses	28,533	27,410	26,912	27,942	110,797
Non-interest income	12,558	13,413	12,387	13,638	51,996
Net securities gains	678	39	22	204	943
Non-interest expense	26,385	26,972	27,656	30,033	111,046

Income before income taxes	15,384	13,890	11,665	11,751	52,690
Provision for income taxes	3,437	1,595	1,902	1,087	8,021

Net income	$11,947	$12,295	$9,763	$10,664	$44,669

Earnings per common share—basic	$0.56	$0.59	$0.47	$0.47	$2.09

Earnings per common share—diluted	$0.56	$0.59	$0.47	$0.47	$2.09

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended September 30, 2008, June 30, 2008, and March 31, 2008 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

Allowance for Loan Losses and Other Credit Valuation Adjustments—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.

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

There are two primary components of the allowance for loan losses. Specific reserves are established for individual commercial and commercial real estate loans over a predetermined amount that are deemed impaired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The determination of specific reserves takes into consideration anticipated future cash flows from the borrower to repay the loan, the observable market price for the loan, if any, or the estimated realizable value of the collateral, if any. General reserves are established pursuant to SFAS No. 5, “Accounting for Contingencies,” for loans in each category that are not impaired. General reserves are based on historical loss rates with appropriate adjustments to reflect changing economic conditions, delinquency and non-performing loan trends, and other relevant factors. General reserves for commercial and commercial real estate loans are also supported by a migration analysis, which computes historical loss experience sustained on those loans within each internal risk grade.

Management relies on observable data from internal and external sources to evaluate each of the factors that are considered in the evaluation of the allowance, management may adjust assumptions to recognize changing conditions, and reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for loan losses and may have a material impact on WesBanco’s future financial condition and results of operations. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio as well as deposit overdrafts.

Determination of the liability for loss on loan commitments uses methodology and factors similar to that for the allowance for loan losses.

In addition to the allowance for loan losses and the liability for loss on loan commitments, American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”) requires the recording of a credit valuation adjustment against purchased loans for which there is, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. The credit valuation adjustment required by SOP 03-3 represents a permanent reduction in the carrying value of loans and is not included as part of the allowance for loan losses. The method used to determine the amount of the credit valuation adjustment for purchased loans that meet the criteria for application of SOP 03-3 is similar to that used to determine the specific reserves pursuant to SFAS No. 114.

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

Goodwill and Other Intangible Assets—In accordance with the provisions of SFAS No. 141, “Business Combinations,” WesBanco accounts for business combinations using the purchase method of accounting. Accordingly, the cost of an acquired business is allocated to each of the individual assets, including separable intangible assets, and liabilities of the business based on their relative fair values at the date of the acquisition, with the excess cost, if any, allocated to goodwill. The difference between the original basis in the asset or liability and the fair market value adjusted basis is amortized or accreted into income over the life of the related asset or liability. At December 31, 2008, the carrying value of goodwill and other intangible assets was approximately $254.2 million and $13.7 million, respectively, which represents approximately 38.6% and 2.1% of total shareholders’ equity, respectively. As WesBanco continues to acquire additional businesses, goodwill and other intangible assets subject to amortization and/or impairment testing may comprise an even larger percentage of total shareholders’ equity and in turn, increase the risk that its financial position or results of operations could be adversely impacted as discussed below. SFAS No. 141(R) amends SFAS No. 141 and is effective for business combinations consummated by WesBanco after December 31, 2008 and will be applied prospectively. For future transactions, among other changes, SFAS 141(R) will eliminate the inclusion of acquisition expenses in goodwill and move the measurement date for equity consideration to the closing date of the transaction.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives, consisting primarily of core deposit intangibles, are amortized using straight-line and accelerated methods over their estimated weighted-average useful lives, ranging from ten to sixteen years.

The carrying value of goodwill is tested annually for impairment in the fourth quarter or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value or an intangible asset exceeds its fair value, an impairment loss is recognized. WesBanco uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting units. The recent negative trends in economic growth and challenges specific to the banking industry have depressed WesBanco’s stock market price, and transaction multiples on tangible book value, particularly since December 31, 2008. Although WesBanco’s stock price at the close of 2008 was approximately 10% higher then its net book value, continued weakness in WesBanco’s stock price in 2009 could indicate the need for testing for impairment prior to the fourth quarter of 2009, and the use of additional valuation analysis models to measure the fair value of reporting units, including discounted cash flow models.

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

EXECUTIVE OVERVIEW

WesBanco, and the banking industry in general, experienced a significantly challenging environment during 2008 related to tight credit markets, continued competition for loans and deposits, and increased loan losses due to economic recession resulting in rising unemployment and depressed housing prices. Interest rates declined throughout the year, which, combined with WesBanco’s liability sensitive balance sheet, improved the net interest margin by 24 basis points. This margin increase, and the increased earning assets from the 2007 acquisition of Oak Hill, increased net interest income by 34.6%. The margin improvement resulted from interest expense rates declining faster then the decrease in the rates earned on assets. This benefit was enhanced by a strategy of not meeting competition for deposits for some deposit types, and replacing deposit funding with FHLB borrowings whose average rates in 2008 were similar to or lower than the average rates on CDs. Approximately 47% of the decrease in deposits was replaced with increased FHLB borrowings. In addition, the provision for loan losses in 2008 increased by $24.1 million as compared to 2007, but $11.3 million of the provision served to increase the allowance for loan losses, which increased 29.2%. The increase in the reserve was due to general economic conditions, particularly in the Ohio markets, higher net charge offs, loan delinquencies and non-performing loans.

Throughout 2008, WesBanco integrated the operations and systems of Oak Hill, which was acquired on November 30, 2007 and resulted in an increase in assets of approximately 32%. In the first quarter, as a result of the planned review of the Oak Hill franchise to best position WesBanco to fulfill its commitment to our customers, employees and communities; WesBanco announced the sale of five acquired Oak Hill branches to two Ohio based community banks with the transactions completed in April 2008. Additionally, in April Oak Hill Banks’ charter and systems were merged into WesBanco Bank. As a result of these and other integration efforts, total non-interest expense decreased by 8.0% since the first quarter of 2008, the first full quarter of combined operations. Integration of Oak Hill and the ongoing branch optimization process also reduced full time equivalent employees by 6.4% from the date of acquisition to 2008 year end. Most of the anticipated integration cost reductions have been achieved.

The Bank continued its strategy in 2008 of selling most new residential mortgages to the secondary market. Residential real estate loans decreased by $118.2 million, while, despite the economic conditions and depressed loan demand, all other portfolio loan categories in total were nearly unchanged with an increase of $1.9 million. These stable loan levels were achieved while maintaining underwriting standards and credit quality, and a consistent focus on obtaining appropriate interest rates on new loans. Commercial, commercial real estate and home equity loan balances all increased in 2008 from December 31, 2007 while consumer loans declined due to low demand levels. Portfolio loans increased $6.4 million in the 2008 fourth quarter as compared to September 30, 2008, primarily through some improvement in lending opportunities in the commercial category and fewer prepayments of commercial real estate loans.

On December 5, 2008, WesBanco consummated its issuance of preferred stock and common stock warrant to the United States Treasury under the TARP CPP. The voluntary program for healthy financial institutions was created by the Treasury and signed into law in October in order to increase the flow of financing available for businesses and consumers through banks in support of the national economy, as well as shore up bank capital positions in the face of a difficult economic environment. WesBanco was encouraged to participate in the program by its primary regulator. The program provides new capital at a reasonable cost, which qualifies as capital for regulatory purposes, adds flexibility in dealing with a deepening recessionary cycle and gives WesBanco additional options in acquiring other financial institutions. On December 5, 2008, WesBanco issued to the U.S. Treasury preferred stock in the aggregate amount of $75 million and a warrant to purchase 439,282 shares of the Company’s common stock in accordance with the terms of the CPP. WesBanco used the proceeds to purchase government guaranteed mortgage-backed securities, implement a mortgage foreclosure modification policy, reduce long term debt and increase lending to small businesses. Under the terms of the CPP, while the investment remains outstanding, no shares, other than for certain benefit plans, may be repurchased and no dividend increases are permitted without approval from the Treasury.

Review and improvement of the WesBanco branch network continued in 2008 with the start of construction of a new banking office in the Suncrest Towne Centre in Morgantown. In addition, on January 23, 2009 WesBanco announced a definitive agreement with AmTrust Bank (“AmTrust”) to purchase all of AmTrust’s Columbus, Ohio branches. As part of the agreement, WesBanco will assume all of the deposit liabilities and buy the related fixed assets of the five AmTrust branches in the greater Columbus market with the transaction to be completed in April 2009, subject to regulatory approval. WesBanco will not acquire any loans as part of the transaction, except those tied to certain deposit accounts. Pursuant to the agreement, WesBanco will pay a deposit premium of approximately $20.9 million, or a 3.5% premium on approximately $600 million of deposits.

The Federal Deposit Insurance Corporation (the “FDIC”) announced on February 27, 2009 a proposed interim rule that would significantly increase the premiums charged for FDIC deposit insurance protection in addition to a one-time emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. If approved, the special assessment would be effective June 30, 2009. Included in the interim rule, the FDIC board has approved the FDIC to implement an additional 10 basis-point premium in any quarter. As a result of the recently proposed FDIC regulations, the Bank, including Amtrust deposits of approximately $600 million, would be required to pay estimated annualized deposit insurance premiums of between 12 and 16 cents per $100 of assessable deposits. The impact on the Bank’s operating expenses for 2009 is approximately $14 to $15 million, of which approximately $8.3 million represents the 20 cent special assessment. The portion of the total assessment related to AmTrust’s deposits for the year would approximate $1.8 to $1.9 million. In early March, the FDIC noted it would consider reducing the special one-time assessment to 10 cents if the U.S. Congress were to approve an increase in its operating line of credit.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for 2008 was $37.8 million while diluted earnings per common share were $1.42, as compared to $44.7 million or $2.09 per common share for 2007. Earnings per common share for 2008 included the full effect of the issuance of additional shares of stock for the purchase of Oak Hill on November 30, 2007 and the accrual for the preferred stock dividend in December 2008. Net interest income increased 34.6% in 2008 due to higher earning assets and a 24 basis point improvement in the net interest margin; however, the provision for credit losses increased $24.1 million. The provision exceeded net charge offs, therefore the allowance for loan losses increased $11.3 million to $49.8 million at December 31, 2008, or 1.38% of total loans. The margin improvements were due primarily to a decline in the cost of funds greater than earning asset yields as market rates dropped throughout the year, while the increase in the provision for credit losses was primarily due to general economic conditions, particularly in our Ohio markets, resulting in higher loan delinquencies, non-performing loans and net charge-offs. Non-interest income and non-interest expense increased in 2008, primarily due to the Oak Hill acquisition; however throughout 2008, WesBanco has been integrating the operations and systems of Oak Hill. As a result, total non-interest expense in the fourth quarter of 2008 decreased 8.0% since the first quarter of 2008, the first full quarter of combined operations. Non-interest expense in 2008 also included $3.9 million in restructuring and merger related expense. The provision for income taxes decreased in 2008 as compared to 2007 by 44.0% to $4.5 million. Net income available to common shareholders in 2008 represents net income reduced by $293 thousand for the accrual of the dividend on the preferred share issued to the Treasury on December 5 under the TARP program.

Net interest income for 2008 increased $41.2 million due to the increase in the net interest margin to 3.68% from 3.44% in 2007 and a 24.0% increase in average earning assets due to the acquisition of Oak Hill. The increase in the net interest margin resulted from a 64 basis point decline in the cost of interest bearing liabilities.

This decrease in interest expense was due to the effect on WesBanco’s liability sensitive balance sheet of generally declining interest rates over the past eighteen months. Costing liability rates declined faster throughout the year than declines in rates on earning assets, primarily loans. Management utilized reasonably priced FHLB borrowings to avoid costs related to continued significant market competition for deposits, which increased the benefit to net interest income of the decreasing market interest rates. The margin has also benefited from higher average non-interest bearing deposit balances, as a percentage of total deposits.

Results were positively impacted by a reduction in the provision for income taxes due to a $10.1 million decrease in pre-tax income and a lower effective tax rate in 2008 of 10.5% as compared to 15.2% in 2007. The lower effective rate was due to a higher percentage of tax-exempt income to total income and the benefit of certain tax credits including those obtained through the Oak Hill acquisition.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2008	2007	2006
Net interest income	$160,537	$119,313	$122,833
Taxable-equivalent adjustments to net interest income	7,822	7,830	8,652

Net interest income, fully taxable-equivalent	$168,359	$127,143	$131,485

Net interest spread, non-taxable-equivalent	3.19%	2.79%	2.90%
Benefit of net non-interest bearing liabilities	0.32%	0.44%	0.36%

Net interest margin	3.51%	3.23%	3.26%
Taxable-equivalent adjustment	0.17%	0.21%	0.23%

Net interest margin, fully taxable-equivalent	3.68%	3.44%	3.49%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income increased $41.2 million or 34.6% in 2008 compared to 2007 due to a 24 basis point increase in the net interest margin to 3.68% from 3.44% in 2007, and an increase in average earning assets of 24.0% due to the acquisition of Oak Hill. The cost of funds throughout the year decreased at a faster pace then earning asset yields primarily due to a liability sensitive balance sheet in a falling rate environment which resulted in the improved margins in 2008. The margin has also benefited from higher average non-interest bearing deposit balances as a percentage of total deposits.

Interest income increased by 19.2% in 2008 due to the increases in weighted average balances of earning assets from Oak Hill, net of planned runoff in WesBanco Bank’s residential mortgage loan portfolio, as over the last two years, these loans originated have been mostly sold into the secondary market rather than held in the loan portfolio. The average rate earned on total interest-earning assets declined 29 basis points in 2008 to 6.32% as compared with 6.61% in the prior year. This decrease was due to a 36 basis point decrease on loans as declining market interest rates throughout 2008 reduced rates on new and repriced loans, partially offset by a 18 basis point increase in rates earned on total investment securities.

Average loan balances increased $742.8 million or 25.6% for 2008 compared to the prior year due to the Oak Hill acquisition, net of the effect of planned reductions in residential real estate loans. At year end 2008 as compared to December 31, 2007, residential real estate loans decreased $118.2 million or 12.1% while increases in commercial and industrial and commercial real estate loans were limited by reduced demand and a weak housing market. Lower demand for indirect automobile and recreational vehicle loans resulted in a $44.0 million decrease in consumer loans. Home equity loans increased $24.2 million due to successful marketing campaigns.

Interest expense increased $4.1 million or 3.5% for 2008 as compared to 2007 due to a 25.9% increase in average interest bearing liabilities, mostly offset by significant reductions in rates paid on nearly all interest bearing liability types. The increase in average interest bearing liabilities was due primarily to the acquisition of Oak Hill. The interest rate paid on all interest bearing liabilities decreased 64 basis point to 2.96% in 2008 from 3.60% in 2007. Management aggressively reduced certain interest rates on maturing CDs and MMDAs in order to realize a lower cost of funds during a period of reduced loan demand, while focusing its marketing efforts on non-interest bearing demand deposits. In addition, beginning in the first quarter of 2008, management decided to utilize term and certain structured FHLB borrowings to a greater degree to reduce liability sensitivity and replace higher costing certificates of deposit, and in the case of structured borrowings, permitting generally lower initial interest rates. (See “Market Risk” in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.)

As a result of this strategy, substantial improvements in net interest earnings were achieved while reductions in deposit levels during 2008 minimized the effect of continuing competitive pressure on deposit rates. Decreases in deposits were funded with reasonably priced FHLB borrowings, although deposit levels stabilized by the fourth quarter as a result of certain marketing campaigns, a reduction in certain high-rate competitor offerings as market rates continued to drop, and a slowing of the normal, initial runoff in customer accounts from the Oak Hill Bank acquisition and subsequent conversion. Throughout 2008, borrowing was aligned with loan and deposit levels which provided a stable environment for managing the investment portfolio with minimal turnover.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2008			2007			2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$35,702	$968	2.71%	$1,749	$45	2.57%	$2,130	$48	2.25%
Loans, net of unearned income (1)	3,648,968	236,923	6.49%	2,906,197	199,044	6.85%	2,919,480	190,081	6.51%
Securities: (2)
Taxable	522,523	28,128	5.38%	414,792	20,713	4.99%	434,959	19,235	4.42%
Tax-exempt (3)	328,755	22,348	6.80%	334,332	22,372	6.69%	369,482	24,720	6.69%

Total securities	851,278	50,476	5.93%	749,124	43,085	5.75%	804,441	43,955	5.46%
Federal funds sold	13,512	299	2.21%	16,005	830	5.19%	5,296	272	5.14%
Other earning assets	31,464	922	2.93%	21,766	1,219	5.60%	30,927	1,565	5.06%

Total earning assets (3)	4,580,924	289,588	6.32%	3,694,841	244,223	6.61%	3,762,274	235,921	6.27%

Other assets	643,518			405,956			398,947

Total Assets	$5,224,442			$4,100,797			$4,161,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$433,661	$4,809	1.11%	$357,616	$4,695	1.31%	$341,966	$3,708	1.08%
Money market accounts	472,634	8,341	1.76%	395,017	10,857	2.75%	383,260	8,407	2.19%
Savings deposits	504,335	3,089	0.61%	423,485	5,591	1.32%	459,277	5,902	1.29%
Certificates of deposit	1,758,124	68,787	3.91%	1,481,014	68,146	4.60%	1,420,903	55,747	3.92%

Total interest bearing deposits	3,168,754	85,026	2.68%	2,657,132	89,289	3.36%	2,605,406	73,764	2.83%
Federal Home Loan Bank borrowings	520,636	20,659	3.97%	320,247	13,189	4.12%	461,712	17,130	3.71%
Other borrowings	289,541	8,401	2.90%	181,539	8,754	4.82%	173,481	7,938	4.58%
Junior subordinated debt	111,063	7,143	6.43%	89,623	5,848	6.53%	87,638	5,604	6.39%

Total interest bearing liabilities	4,089,994	121,229	2.96%	3,248,541	117,080	3.60%	3,328,237	104,436	3.14%
Non-interest bearing demand deposits	497,681			393,040			380,460
Other liabilities	42,766			38,984			35,000
Shareholders’ equity	594,001			420,232			417,524

Total Liabilities and Shareholders’ Equity	$5,224,442			$4,100,797			$4,161,221

Net interest spread			3.36%			3.01%			3.13%
Taxable equivalent net interest margin (3)		$168,359	3.68%		$127,143	3.44%		$131,485	3.49%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $4.7 million, $3.7 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.

(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2008 Compared to 2007			2007 Compared to 2006
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$907	$16	$923	$(9)	$6	$(3)
Loans, net of unearned income	48,674	(10,795)	37,879	(868)	9,831	8,963
Taxable securities	5,739	1,676	7,415	(926)	2,404	1,478
Tax-exempt securities (2)	(376)	351	(25)	(2,302)	(46)	(2,348)
Federal funds sold	(113)	(418)	(531)	555	3	558
Other earning assets	418	(715)	(297)	(518)	172	(346)

Total interest income change (2)	55,249	(9,885)	45,364	(4,068)	12,370	8,302

Increase (decrease) in interest expense:
Interest bearing demand deposits	883	(769)	114	176	811	987
Money market	1,863	(4,379)	(2,516)	265	2,185	2,450
Savings deposits	917	(3,419)	(2,502)	(469)	158	(311)
Certificates of deposit	11,690	(11,049)	641	2,439	9,960	12,399
Federal Home Loan Bank borrowings	7,968	(498)	7,470	(5,673)	1,732	(3,941)
Other borrowings	3,965	(4,318)	(353)	378	438	816
Junior subordinated debt	1,380	(85)	1,295	128	116	244

Total interest expense change	28,666	(24,517)	4,149	(2,756)	15,400	12,644

Net interest income increase (decrease) (2)	$26,583	$14,632	$41,215	$(1,312)	$(3,030)	$(4,342)

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses for the year ended December 31, 2008 increased $24.3 million or 293% to $32.5 million compared to $8.3 million for the year ended December 31, 2007. This increase in the provision for loan losses reflects both increased uncertainty in loan performance and changing economic conditions adversely impacting WesBanco markets which have caused net charge-offs, loan delinquencies and non-performing loans to increase. Economic conditions generally worsened throughout the year and were exacerbated in the fourth quarter of 2008 by a sharp increase in unemployment, and declining real estate values, particularly in the Ohio metropolitan markets of Columbus, Dayton and Cincinnati. As a result, net charge-offs for 2008 increased 100% to 0.56% of average total loans compared to 0.28% for 2007 (see Allowance for Loan Losses section of this MD&A). The provision for 2008 exceeded net charge-offs by approximately $11.3 million and increased the allowance for loan losses to 1.38% of total loans at December 31, 2008 compared to 1.03% at December 31, 2007.

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2008	2007
Trust fees	$14,883	$16,212	$(1,329)	(8.2)%
Service charges on deposits	23,986	18,345	5,641	30.7%
Bank-owned life insurance	3,807	4,019	(212)	(5.3)%
Net securities gains	1,556	943	613	65.0%
Net gains on sale of mortgage loans	1,594	1,664	(70)	(4.2)%

Other income:
Service fees on ATM’s and debit cards	6,692	4,955	1,737	35.1%
Net securities brokerage revenue	2,592	2,384	208	8.7%
Net insurance services revenue	2,588	1,735	853	49.2%
Gain on sale of branch office real estate	—	980	(980)	(100.0)%
Gains on early extinguishment of FHLB borrowings	—	895	(895)	(100.0)%
Losses on other real estate owned and repossessed assets	(1,198)	(550)	(648)	117.8%
Other	846	1,357	(511)	(37.7)%

Total other income	11,520	11,756	(236)	(2.0)%

Total non-interest income	$57,346	$52,939	$4,407	8.3%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy of retaining and attracting customers, as well as providing additional fee income to WesBanco. WesBanco’s non-interest income increased $4.4 million or 8.3% primarily due to the addition of Oak Hill and the associated increases in banking service charges on deposits, ATM’s and debit cards, as well as the addition of its securities and insurance businesses. Non-interest income comprised 26.3% of total net revenues for 2008 compared to 30.7% for the 2007 period, with net revenue being defined as the total of net interest income and non-interest income.

Trust fees decreased 8.2% in 2008 due to lower market-related fees for assets under management, and lower estate fees due to timing and a lower mandated State of West Virginia fee schedule for estate administration. The market value of total trust assets at December 31, 2008 was $2.4 billion as compared to $3.1 billion at December 31, 2007.

Service charges on deposits increased $5.6 million in 2008. This increase is due to the acquisition of Oak Hill and related increases in service charges on overall deposits. Bank owned life insurance income decreased in 2008 primarily due to a $0.9 million death settlement recognized in 2007 which was partially offset by increased bank owned life insurance income resulting from the acquisition of Oak Hill in 2008, and a $0.3 million death settlement in 2008.

Mortgage banking income was lower for the period due to an overall decline in market activity. Securities gains increased due primarily to the sale of certain equity securities, along with selective sale activity in the municipal and mortgage-backed security portfolios.

Service fees on ATM and debit cards increased 35.1% in 2008 due to the acquisition of Oak Hill as well as enhancements associated with the respective fee programs. Additionally, net securities and insurance revenues increased due to the Oak Hill acquisition.

Losses on other real estate owned and repossessed assets increased during 2008 due to a greater number of properties settled through foreclosure, and higher losses per property, as well as the sale of $1.3 million of foreclosed real estate properties in the fourth quarter.

Other income decreased in 2008 due to losses attributable to market write downs relating to fixed assets of $0.5 million, compared to gains on sale of equipment of $0.9 million in 2007.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2008	2007
Salaries and wages	$55,487	$42,870	$12,617	29.4%
Employee benefits	16,637	14,531	2,106	14.5%
Net occupancy	10,462	7,969	2,493	31.3%
Equipment	10,968	7,656	3,312	43.3%
Marketing	5,668	4,482	1,186	26.5%
Amortization of intangible assets	3,810	2,485	1,325	53.3%
Restructuring and merger-related expenses	3,945	635	3,310	521.3%

Other operating expenses:
Miscellaneous, franchise, and other taxes	6,559	5,542	1,017	18.4%
Consulting and advisory fees	6,906	6,769	137	2.0%
Postage	3,940	3,228	712	22.1%
Communications	3,008	2,111	897	42.5%
ATM and interchange expenses	2,805	2,294	511	22.3%
Supplies	2,732	1,928	804	41.7%
Legal fees	2,039	1,812	227	12.5%
Other	7,658	6,734	924	13.7%

Total other operating expenses	35,647	30,418	5,229	17.2%

Total non-interest expense	$142,624	$111,046	$31,578	28.4%

Non-interest expense increased $31.6 million or 28.4% in 2008 primarily due to the acquisition of Oak Hill. In addition, there were normal increases in employee salaries and wages and related benefit costs, increases in net occupancy and in equipment costs.

Salaries and wages increased by $12.6 million or 29.4% in 2008 primarily due to the Oak Hill acquisition and normal increases in employee compensation. The number of full-time equivalent (“FTE”) employees of 1,501 at December 31, 2008 compares to 1,597 at December 31, 2007, of which Oak Hill Banks represented 425 of the total at December 31, 2007. WesBanco reduced its FTE count following the second quarter completion of the Oak Hill data processing system conversion and associated bank merger, along with the sale of five former Oak Hill branch offices, and the closing of two additional branch offices during 2008.

Employee benefit costs increased $2.1 million or 14.5% for the year to date period 2008 as compared to 2007 primarily due to the increase in costs associated with the addition of Oak Hill employees and continued increases in health and life insurance costs as well as higher payroll taxes, somewhat offset by lower pension expense. As of August 1, 2007, the existing WesBanco pension plan was frozen to all new entrants from acquisitions or new employee hires. Additionally, Oak Hill’s 401(k) plan was merged into WesBanco’s KSOP during the second quarter 2008.

WesBanco incurred restructuring and merger-related expenses of $3.9 million in 2008, which represented severance payments, travel expenses, training costs, data processing conversion and various other post-merger related costs in connection with the acquisition of Oak Hill.

Marketing expenses increased $1.2 million or 26.5% for the year ended December 31, 2008 compared to December 31, 2007 due to higher advertising costs associated with several retail customer loan and deposit initiatives during 2008, particularly in the third quarter, and the effects of a new checking account campaign in the early part of 2008 primarily targeted for the new market areas of Oak Hill.

Net occupancy, equipment, intangible asset amortization, postage, communication, miscellaneous taxes and other operating expenses all saw increases mostly related to the acquisition, with some additional impact in occupancy and equipment expense categories from last year’s technology platform conversion to new hardware and operating software. Franchise taxes in the Ohio markets increased by $1.1 million as a result of the increased number of branches operating in Ohio due to the Oak Hill acquisition.

INCOME TAXES

The provision for federal and state income taxes decreased by 44% to $4.5 million in 2008 as compared to $8.0 million in 2007. The decrease in income tax expense was due to a lower effective tax rate of 10.5% as compared to 15.2% for 2007. The decrease in the effective tax rate was due primarily to a higher percentage of tax-exempt income to total income, the benefit of certain tax credits including New Market Tax Credits awarded to WesBanco Bank through the former Oak Hill Bank, other adjustments related to a reduction of certain tax reserves associated with uncertain tax positions and filed tax returns, and a $10.1 million decrease in pre-tax income.

FINANCIAL CONDITION

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2008-2007
(dollars in thousands)	2008	2007	$ Change	% Change	2006
Securities available-for-sale (at fair value):
Other government agencies and corporations	$43,158	$83,497	$(40,339)	(48.3)%	$117,066
Mortgage-backed securities and collateralized mortgage obligations of government agencies	523,897	456,201	67,696	14.8%	249,299
Other mortgage-backed securities and collateralized mortgage obligations	4,150	4,821	(671)	(13.9)%	5,404
Obligations of states and political subdivisions	359,425	385,848	(26,423)	(6.8)%	17,586
Equity securities	3,508	5,268	(1,760)	(33.4)%	6,165

Total securities available-for-sale	934,138	935,635	(1,497)	(0.2)%	395,520
Securities held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	—	—	—	—	341,187
Corporate securities	1,450	1,449	1	0.1%	—

Total securities held-to-maturity	1,450	1,449	1	0.1%	341,187

Total securities	$935,588	$937,084	$(1,496)	(0.2)%	$736,707

Available-for-sale securities:
Weighted average yield at the respective year end	5.51%	5.64%			4.70%
As a % of total securities	99.8%	99.8%			53.7%
Weighted average life (in years)	3.6	3.8			3.4
Held-to-maturity securities:
Weighted average yield at the respective year end	9.72%	9.70%			6.79%
As a % of total securities	0.2%	0.2%			46.3%
Weighted average life (in years)	21.3	22.3			4.1

(1)	At December 31, 2008 and 2007, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, decreased $1.5 million, or 0.2% from December 31, 2007 to December 31, 2008. The decrease is mainly attributable to the sale and maturity of government agency securities and obligations of states and political subdivisions totaling $40.3 million and $26.4 million, respectively. Mortgage-backed securities increased $67.7 million due to the investment of a portion of the proceeds from loan paydown cash flows, and the reinvestment of proceeds from the sale and maturity of other types of securities, and investment of funds received in December 2008 under the CPP program. WesBanco does not have any material investments in any private mortgage-backed securities or that are collateralized by sub-prime mortgages, and nor does WesBanco have exposure to collateralized debt obligations or government sponsored enterprise preferred stocks

For 2008, the investment portfolio’s yield on a tax-equivalent basis slightly increased to 5.93%, from 2007’s yield of 5.75%, although by year-end due to the low rate environment, late year purchases and higher prepayments caused a reduction in the average yield to 5.51%, as compared to 5.64% at December 31, 2007. Cash flows from the portfolio due to calls, maturities and prepayments increased to $213.0 million for 2008, from $170.4 million for 2007.

Total unrealized losses on securities in an unrealized loss position decreased by $0.8 million to $2.0 million from $2.8 million for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, WesBanco had $47.5 million in investment securities in an unrealized loss position for less than 12 months and $32.9 million in investment securities in an unrealized loss position for more than 12 months, a significant reduction from the $58.4 and $210.2 million for the same categories at December 31, 2007, respectively. WesBanco believes that all of the unrealized securities losses at December 31, 2008 were temporary impairment losses due to the securities having lower interest rates than current market interest rates with no credit impairment issues. Interest rate declines throughout 2008 reduced the unrealized loss on these securities. In addition, no significant impairment loss was recorded in the consolidated statements of income for 2008. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for more information.

Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $17.6 million market gain as of December 31, 2008, compared to a $9.0 million market gain as of December 31, 2007. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. The increase in the net unrealized gains is primarily due to overall improvement in market values of securities held in the portfolio resulting from decreasing interest rates throughout 2008.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

	December 31, 2008
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available-for-sale: (1)
Other government agencies and corporations	$11,020	3.36%	$26,228	4.46%	$5,012	5.96%	$—	—
Mortgage-backed securities (2)	29,813	4.65%	433,625	5.03%	50,996	5.23%	3,750	5.26%
Obligations of states and political subdivisions (3)	92,570	6.45%	155,991	6.31%	65,537	6.23%	38,897	5.03%
Equity securities	—	—	—	—	—	—	3,143	6.09%

Total securities available-for-sale	133,403	5.79%	615,844	5.33%	121,545	5.79%	45,790	5.12%

Securities held-to-maturity (at amortized cost):
Corporate Securities	—		—		—		1,450	9.72%

Total securities	$133,403	5.79%	$615,844	5.33%	$121,545	5.79%	$47,240	5.26%

*	Yields are calculated using a weighted-average yield to maturity.
(1)	Maturity amounts and average yields on securities available-for-sale have been calculated based on amortized cost.
(2)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

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

TABLE 8. COMPOSITION OF LOANS (1)

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$510,902	14.2%	$505,541	13.4%	$409,347	14.1%	$417,161	14.2%	$409,904	16.5%
Commercial real estate:
Land and construction	230,865	6.4%	264,560	7.0%	222,149	7.6%	175,203	6.0%	115,816	4.7%
Other	1,468,158	40.7%	1,418,115	37.8%	943,674	32.4%	943,139	32.0%	782,324	31.4%
Residential real estate:
Land and construction	15,896	0.4%	26,102	0.7%	32,588	1.1%	42,869	1.5%	25,964	1.0%
Other	841,103	23.3%	949,049	25.2%	863,945	29.7%	886,954	30.1%	745,373	30.0%
Home equity	217,436	6.0%	193,209	5.1%	161,602	5.6%	175,651	6.0%	148,486	6.0%
Consumer	319,949	8.9%	363,973	9.7%	274,908	9.4%	271,100	9.2%	257,499	10.3%

Total portfolio loans	3,604,309	99.9%	3,720,549	98.9%	2,908,213	99.9%	2,912,077	99.0%	2,485,366	99.9%
Loans held for sale	3,874	0.1%	39,717	1.1%	3,170	0.1%	28,803	1.0%	3,169	0.1%

Total loans	$3,608,183	100.0%	$3,760,266	100.0%	$2,911,383	100.0%	$2,940,880	100.0%	$2,488,535	100.0%

(1)	Loans are presented gross of the allowance for loan losses, and net of unearned income, SOP 03-3 credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs.

Total portfolio loans decreased $116 million or 3% between December 31, 2007 and December 31, 2008 primarily due to the intentional reduction in the retention of fixed rate residential real estate loans. Commercial and industrial and commercial real estate loans in the aggregate increased $18 million or less than one percent as the weak economic environment contributed to reduced loan demand. Retention of commercial real estate loans was also aided by a reduction in the frequency of prepayments from secondary or capital market sources of refinancing of portfolio loans. However, commercial real estate construction loans decreased as scheduled repayments from the sales of financed projects were not fully replaced by new loans due to the slump in the housing market. Home equity lines of credit increased $24 million or 13% as a result of successful marketing campaigns but consumer loans decreased $44 million or 12% primarily due to reduced demand for automobile and recreational vehicle loans. Loan growth was also tempered by disciplined underwriting and management’s focus on obtaining appropriate interest rates on new loans. Loans held for sale decreased approximately $36 million upon the completion of the sale of five Oak Hill branch offices in the first quarter of 2008.

Total portfolio loans increased $812 million or 28% between December 31, 2006 and December 31, 2007 as a result of the acquisition of Oak Hill, which added approximately $936 million to total portfolio loans, net of an approximately $115 million intentional decrease in residential real estate loans and other decreases attributed to the refinancing of commercial real estate loans by borrowers in the secondary or capital markets to obtain longer term fixed interest rates.

Loan commitments, which are not reported on the balance sheet, consist of available balances on lines of credit, letters of credit, deposit account overdraft protection programs, and other approved but unadvanced commitments to extend credit. This includes commercial and industrial lines and letters of credit, home equity and other consumer lines of credit, and commercial and residential real estate construction loans. Approved commitments to extend credit are reported net of any WesBanco loan balances that will be refinanced by new loans. Loan commitments are summarized in Table 9.

TABLE 9. COMPOSITION OF LOAN COMMITMENTS

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$281,013	36.7%	$266,286	35.9%	$215,557	37.6%	$218,799	38.3%	$209,343	44.2%
Commercial real estate:
Land and construction	117,569	15.4%	119,802	16.1%	69,341	12.1%	82,122	14.4%	62,178	13.1%
Other	69,993	9.1%	90,991	12.2%	71,449	12.5%	50,657	8.8%	62,349	13.2%
Residential real estate	5,473	0.7%	7,116	1.0%	9,429	1.6%	18,755	3.3%	10,838	2.3%
Home equity	193,038	25.2%	177,462	23.9%	144,082	25.1%	144,126	25.2%	118,297	25.0%
Consumer	21,416	2.8%	22,990	3.1%	13,055	2.3%	12,510	2.2%	10,322	2.2%
Deposit overdraft limits	74,582	9.7%	52,947	7.1%	50,143	8.8%	42,016	7.3%	—	0.0%

Total portfolio loan commitments	763,084	99.6%	737,594	99.3%	573,056	100.0%	568,985	99.5%	473,327	100.0%
Loans held for sale	2,704	0.4%	4,874	0.7%	—	0.0%	2,595	0.5%	—	0.0%

Total loan commitments	$765,788	100.0%	$742,468	100.0%	$573,056	100.0%	$571,580	100.0%	$473,327	100.0%

Letters of credit included above	$36,793	4.8%	$55,116	7.4%	$44,168	7.7%	$41,351	7.2%	$42,003	8.9%

Total portfolio loan commitments increased $25 million or 3% between December 31, 2007 and December 31, 2008 primarily due to organic growth in home equity lines of credit and higher deposit account overdraft limits resulting from the addition of Oak Hill deposit accounts. These increases were partially offset by a reduction in commercial real estate construction loan commitments due to a decrease in new construction and development activity.

Total portfolio loan commitments increased $165 million or 29% between December 31, 2006 and December 31, 2007 as a result of approximately $111 million added by the Oak Hill acquisition, higher availability on revolving commercial lines of credit due to lower usage of those lines and certain short-term construction letter of credit commitments at the end of 2007.

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

WesBanco extends credit to borrowers that are primarily located within the market areas where WesBanco has branch offices. There are no significant loans to commercial borrowers or loans to finance commercial real estate located outside of WesBanco market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with WesBanco. WesBanco may make consumer loans, including residential real estate and home equity loans to established customers for second residences or vacation homes that are located outside of WesBanco markets. The approximate geographic distribution of the loan portfolio excluding deposit overdraft limits is summarized in Table 10.

TABLE 10. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	December 31, 2008
	Wheeling MSA	West Virginia Other	Columbus MSA	Dayton MSA	Cincinnati MSA	Ohio Other	Western Pennsylvania	Out of Market
Commercial and Industrial	42%	26%	8%	3%	8%	5%	8%	0%
Commercial Real Estate	15%	20%	20%	10%	13%	12%	9%	1%
Residential Real Estate	24%	27%	3%	10%	16%	15%	1%	4%
Home Equity	36%	25%	4%	10%	13%	10%	1%	1%
Consumer	44%	27%	4%	2%	1%	16%	1%	5%

Total	26%	23%	12%	8%	12%	11%	6%	2%

Most loans, except for indirect consumer loans originated by automobile and recreational vehicle dealers and other sellers of consumer goods, are originated directly by WesBanco. WesBanco may also participate in business loans, including shared national credits or purchase pools of residential real estate loans originated by other lending institutions. Shared national credits are defined as loans in excess of $20 million that are financed by three or more lending institutions. WesBanco conducts its own customary credit evaluation before purchasing or participating in these loans. The risks associated with purchased loans are similar to those originated by WesBanco; however, additional risk may arise from limited ability to control actions of the lead, agent or servicing institution. There are no material participation loans located outside of Wesbanco market areas.

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration that varies by the type of loan. WesBanco credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s repayment capacity; the adequacy of collateral, if any, to secure the loan; and other factors unique to each loan that may increase or mitigate its risk. All loans, including renewals and extensions thereof are approved within a framework of progressive individual and concurrent lending authorities based on the loan amount for consumer purpose loans and the total credit exposure of the borrower for business purpose loans.

Credit bureau scores are also considered when evaluating consumer purpose loans. However, WesBanco has not historically updated credit bureau scores for consumer borrowers subsequent to when loans are made to determine changes in their credit history.

WesBanco generally does not originate sub-prime loans as a business strategy. However, WesBanco does at times extend consumer purpose loans to borrowers that may have one or more characteristics of a sub-prime borrower. These loans are generally made only when the credit risk associated with the sub-prime characteristics of the borrower are properly justified and mitigated by other factors such as acceptable co-makers, additional collateral, or deposit and other non-lending relationships of the borrower with WesBanco and are made on terms that are comparable to loans made to all other borrowers. The generally accepted industry definition of a sub-prime borrower is one with a credit bureau score less than 620.

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency for all loan types. WesBanco also monitors general economic conditions, including employment, housing activity and real estate values in each of its markets. WesBanco also periodically evaluates and changes its underwriting standards when conditions indicate that a change may be appropriate based on market conditions or other external factors.

Consumer purpose loans are a homogeneous group, generally consisting of standardized products that are smaller in amount and spread over a larger number of individual borrowers. WesBanco does not maintain information about the industry in which consumer borrowers are employed. While such information is obtained when each loan is made, it often becomes inaccurate with the passage of time or as borrowers change employment during the term of their loans. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any WesBanco market. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on consumer purpose loans although the economic environment has resulted in higher unemployment in most WesBanco markets.

Many smaller business loans have the same risk characteristics as consumer loans; however business loans can also be significantly larger in amount and contain terms and conditions that are unique to each transaction. WesBanco maintains a loan grading system that categorizes business loans according to their level of credit risk. Risk grades reflect each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business loans are assigned a grade at their inception, which is regularly reviewed and evaluated for possible changes in risk. To facilitate regular reviews of repayment capacity, borrowers are required to furnish WesBanco with periodic financial statements and other information when appropriate depending on the size and type of loan, such as accounts receivable aging reports for a revolving line of credit and rent rolls for investment commercial real estate. Credit risk is monitored by performing regular periodic reviews of borrowing relationships over a specified amount, which includes verifying each borrower’s compliance with applicable loan covenants. Risk grades are adjusted to reflect changes in the risk profile throughout the life of each loan.

Each type of loan may also entail certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. Elements that are distinct to the underwriting of each type of loan are further explained throughout this section of MD&A.

Commercial and Industrial Loans—Commercial and industrial loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes, and term loans to finance fixed assets other than real estate for a wide variety of businesses. Most commercial and industrial borrowers are privately held companies with annual sales generally not in excess of $50 million. Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by WesBanco. However, lines of credit and letters of credit may also be committed for more than one year when appropriate. Loans secured by equipment and other types of collateral have terms that are consistent with the purpose of the loan and the estimated useful life of the collateral that generally do not exceed ten years. Interest rates on lines of credit are generally variable based on a short-term interest rate index such as the Prime Rate or LIBOR while interest rates on term loans may be fixed for the entire term of the loan or adjustable ranging from one to five years based on an appropriate index.

TABLE 11. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2008
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$32,543	$88,706	$26,414	$147,663
Variable rate loans	168,415	53,312	141,512	363,239

Total commercial and industrial loans	$200,958	$142,018	$167,926	$510,902

Total commercial and industrial loan commitments	$237,287	$32,975	$10,751	$281,013

The primary factors that are considered in underwriting commercial and industrial loans are the borrower’s historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, quality of management, and external influences on the business such as economic conditions.

Commercial and industrial loan risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets and by requiring collateral where appropriate. The type and amount of the collateral varies from loan to loan depending on the overall financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flow.

Certain types of collateral that fluctuate with business conditions, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Readily marketable collateral such as securities, including securities held in WesBanco trust accounts, significantly mitigates credit risk but are subject to fluctuations in market value. Therefore, securities held as collateral are monitored to evaluate their continued adequacy.

WesBanco categorizes commercial and industrial loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. The commercial and industrial portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy, with no significant concentration in any single sector or industry, as set forth in Table 12.

TABLE 12. COMPOSITION OF COMMERCIAL AND INDUSTRIAL LOANS (1)

	December 31, 2008
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Automobile sales	$20,420	$13,741	$34,161	4.3%	6.8%	$392	$6,750
Construction and contracting	45,863	38,277	84,140	10.4%	16.7%	130	4,310
Entertainment and recreation	15,887	2,288	18,175	2.3%	3.6%	249	4,575
Finance and insurance	14,997	9,055	24,052	3.0%	4.8%	290	6,163
Government organizations	16,915	4,299	21,214	3.6%	4.2%	121	3,575
Manufacturing	33,205	25,259	58,464	7.4%	11.6%	179	10,200
Mining, energy and utilities	50,645	6,141	56,786	7.2%	11.3%	437	15,000
Other retail sales	33,504	13,472	46,976	5.9%	9.3%	121	4,000
Personal, professional and administrative services	52,251	43,202	95,453	12.4%	18.9%	127	15,081
Physicians and healthcare services	38,424	52,434	90,858	11.5%	18.0%	150	9,160
Real estate services and equipment leasing	55,388	16,059	71,447	9.0%	14.2%	136	9,850
Religious organizations	39,812	11,470	51,282	6.5%	10.2%	950	15,000
Restaurants and lodging	18,681	769	19,450	2.5%	3.9%	97	1,204
Schools and educational services	4,643	13,997	18,640	2.3%	3.7%	583	6,068
Transportation and warehousing	17,733	3,385	21,118	2.7%	4.2%	63	1,300
Wholesale and distribution	21,981	8,683	30,664	3.9%	6.1%	132	3,000
Unclassified and other industries	30,553	18,482	49,035	6.2%	9.7%	71	1,100

Total commercial and industrial loans	$510,902	$281,013	$791,915	100.0%	157.0%	$153	$15,081

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

The most significant change in industry exposures between December 31, 2007 and December 31, 2008 was a $23 million increase in the physicians and healthcare sector, a $20 million increase in the energy, mining and utilities sector, a $14 million increase in the real estate services and leasing sector, and a $12 million decrease in the other retail sales sector.

The five largest commercial and industrial borrowing relationships, which may include loans identified as the largest loan within an industry in Table 12 approximate $140 million of total loans and commitments, approximately $50 million of which is fully secured by marketable securities with a conservative loan to value ratio. All five of these largest relationships are in different geographic markets and industries. Approximately 40% of commercial and industrial loans are to borrowers in or around the Wheeling, West Virginia market compared to approximately 26% to borrowers in the Ohio markets. Loans secured by bank deposit accounts and marketable securities approximate 15% and unsecured loans approximate 11% of total commercial and industrial loans at December 31, 2008. The largest unsecured loan is for $3 million and the average unsecured loan is less than $100,000. Shared national credits approximate $48 million of commercial and industrial loans including commitments at December 31, 2008.

Management does not believe that the distribution of commercial and industrial loans represents more than the normal amount of credit risk. However, the current economic downturn has negatively impacted virtually all industry sectors more than any previous economic downturn.

Commercial Real Estate—Commercial real estate consists of loans to purchase, construct or refinance owner-occupied and investment properties. Owner-occupied properties consist of loans to borrowers in a diverse range of industries but may include special purpose or single use types of facilities. Investment properties include 1-to-4 family rental units, multi-family apartment buildings, and other facilities that are rented or leased to unrelated parties of the owner. Construction and development loans include loans to finance land acquisition and development, residential construction for resale, and construction of commercial buildings which may be owner-occupied or investor owned.

Commercial real estate loans generally have repayment terms ranging from 10 to 25 years depending on the type, age and condition of the property. Loans with amortization periods of more than 20 years typically also have a maturity date or call option of 10 years or less. Interest rates generally are adjustable ranging from one to five years based on an appropriate index. Commercial real estate construction loans are generally made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. Construction loans require payment of interest only during the construction period, which can range from as short as six months to up to three years for larger, multiple phase projects such as residential housing developments and large scale commercial projects

TABLE 13. MATURITIES OF COMMERCIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2008
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$50,853	$117,414	$122,400	$290,667
Variable rate loans	116,859	111,963	1,179,534	1,408,356

Total commercial real estate loans	$167,712	$229,377	$1,301,934	$1,699,023

Total commercial real estate loan commitments	$60,874	$71,611	$55,077	$187,562

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

Credit risk in commercial real estate is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or equity, thereby limiting the loan balance in relation to the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value ratio. Commercial real estate risk is also managed by periodic site visits to financed properties and monitoring the factors in WesBanco markets that influence real estate collateral values such as rental rates, occupancy trends, and capitalization rates.

Market values are generally determined by obtaining current appraisals of each property. Loan-to-value ratios are generally limited to 80% of the lesser of the cost or market value of the property, but lower ratios may be required for certain types of properties, or when other factors exist that may increase the potential volatility of the market value of a particular property type such as single or special use properties that cannot be easily converted to other uses. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan-to-value. Owner-occupied commercial real estate loans are often also secured by all other business assets in addition to the real estate.

Environmental risk is also an important factor that is evaluated for commercial real estate loans. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property, or any adjacent properties, are likely to have resulted in contamination of the subject property.

Construction loans also have the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making commercial real estate construction loans to developers with established reputations who operate in WesBanco markets and have the necessary capital to absorb unanticipated increases in the cost of a project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Construction and development loans that finance speculative building have inherently higher risk. When appropriate, WesBanco may require a specified percentage of a residential development to be pre-sold or a commercial investment property to be pre-leased before construction can begin.

WesBanco monitors the commercial real estate portfolio for potential concentrations within a single property type or geographic location. The composition of commercial real estate loans is set forth in Table 14.

TABLE 14. COMPOSITION OF COMMERCIAL REAL ESTATE LOANS (1)

	December 31, 2008
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Construction and development:
Land and land development	$89,832	$12,742	$102,574	5.4%	20.3%	$223	$8,985
Residential development	60,133	25,244	85,377	4.5%	16.9%	567	6,900
Commercial construction	80,900	79,583	160,483	8.5%	31.8%	1,533	12,999

Total construction and development	230,865	117,569	348,434	18.5%	69.1%	465	12,999

Residential investment property:
Multi family apartments	166,712	7,754	174,466	9.2%	34.6%	395	7,356
1-to-4 family rentals	134,772	2,910	137,682	7.3%	27.3%	93	1,929
Commercial investment property:
Shopping centers and retail stores	92,864	2,067	94,931	5.0%	18.8%	763	9,971
Office buildings	99,967	5,385	105,352	5.6%	20.9%	529	5,430
Hotels and motels	100,313	2,813	103,126	5.5%	20.4%	2,170	10,768
Industrial buildings and warehouses	30,824	4,692	35,516	1.9%	7.0%	810	7,303
Special use facilities	71,367	1,997	73,364	3.9%	14.5%	424	6,146
Mixed or multiple use facilities	92,213	1,170	93,383	4.9%	18.5%	491	9,422
General use facilities	62,044	2,380	64,424	3.4%	12.8%	155	2,980

Total residential and commercial investment property	851,076	31,168	882,244	46.8%	174.9%	283	10,768

Total construction, development and investment property	1,081,941	148,737	1,230,678	65.2%	243.9%	316	12,999

Owner-occupied commercial property:
Retail stores	69,208	3,391	72,599	3.8%	14.4%	372	5,078
Office buildings	82,899	5,328	88,227	4.7%	17.5%	311	5,892
Industrial buildings and warehouses	69,428	6,382	75,810	4.0%	15.0%	512	5,227
Hospitals and personal care facilities	63,250	5,718	68,968	3.7%	13.7%	1,398	7,166
Schools and education facilities	24,258	646	24,904	1.3%	4.9%	807	9,151
Churches and other places of worship	29,779	722	30,501	1.6%	6.0%	214	2,348
Gasoline stations and autocare facilities	33,023	1,805	34,828	1.8%	6.9%	346	2,543
Restaurants and eating places	25,984	5,088	31,072	1.6%	6.2%	403	4,225
Recreation facilities	24,098	344	24,442	1.3%	4.8%	501	6,169
Other special use facilities	59,967	2,548	62,515	3.3%	12.4%	295	4,200
Mixed or multiple use facilities	62,121	4,120	66,241	3.5%	13.1%	326	6,108
General use facilities	73,067	2,733	75,800	4.0%	15.0%	203	2,132

Total owner-occupied commercial property	617,082	38,825	655,907	34.8%	130.0%	350	9,151

Total commercial real estate	$1,699,023	$187,562	$1,886,585	100.0%	373.9%	$327	$12,999

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

Total construction and development loans, including commitments, represent 69.1% of Risk Based Capital and total construction, development and investment property loans, including commitments, represent 243.9% of Risk Based Capital at December 31, 2008. Both of these levels are well below the regulatory guidelines of 100% and 300%. Owner-occupied real estate is excluded from the regulatory concentration guidelines but is included in the above table. Total commercial real estate loan exposure, including owner-occupied properties decreased less than one percent between December 31, 2007 and December 31, 2008. While there has been a considerable focus within the financial services industry on construction and development loans, the economic downturn increased the risk profile of virtually all categories of commercial real estate during 2008.

Approximately $41 million of residential development exposure at December 31, 2008 is in the Columbus, Ohio market compared to approximately $55 million at December 31, 2007. The Columbus market had seen substantial growth until the overall housing slump that began in 2007 worsened throughout 2008. Housing inventory absorption rates have slowed dramatically and average home prices in Columbus decreased an average of 8% in 2008 according to statistics compiled by one realty trade group. No other WesBanco market represents more than $10 million of residential development exposure and the decline in other WesBanco markets has generally not been as severe as Columbus.

Approximately $48 million or 40% of commercial construction loans are also in the Columbus, Ohio market. Approximately $25 million of this total is for multi-family apartments being built in response to increased demand in that market compared to residential development for resale. No other WesBanco market represents more than $20 million and no single property type represents more than $25 million of commercial construction loan exposure; however, most commercial construction loans at December 31, 2008 are for investment rather than owner-occupied properties.

Including projects under construction, multi-family apartment loans represent approximately $207 million or 11% of total commercial real estate loans, 5.7% of total loans and 31% of capital at December 31, 2008. The largest geographic accumulation of multi-family apartment loans is in the Columbus and Cincinnati, Ohio markets, which represent approximately $59 million and $42 million, respectively, of the total exposure at December 31, 2008. The outlook for multi-family apartments has generally been positive in both markets.

Owner-occupied commercial real estate is diversified by both property type and owner-occupant industry sectors. The largest industry exposures included in owner-occupied commercial real estate set forth in Table 14 are approximately $108 million in the personal, professional and administrative services sector and approximately $106 million in the physicians and healthcare services sector. No other industries represent more than 15% of total owner-occupied commercial real estate.

When the total exposure of owner-occupied commercial real estate is combined with the total exposure set forth in Table 12 for commercial and industrial loans, no industry sector represents more than 15% of the total combined exposure and only two sectors represent more than 25% of capital. Personal, professional and administrative services approximate $203 million or 31% of capital; however, the composition of this sector is further diversified into a variety of business support and personal services. Physicians and healthcare services approximate $197 million or 30% of capital.

The five largest commercial real estate customer relationships, which may include loans identified as the largest loan for a property type in Table 14 approximate $125 million of total commercial real estate exposure at December 31, 2008. These largest relationships primarily consist of loans for commercial investment property but are not concentrated within a single type of property.

Banking regulations establish certain maximum loan to value limits for commercial real estate loans. The aggregate of loans in excess of those limits may not exceed 30% of Risk Based Capital. The aggregate of total commercial real estate exposure with loan to value ratios in excess of regulatory limits approximate $67 million or 4% of commercial real estate loans and 14% of Risk Based Capital at December 31, 2008.

Residential Real Estate Loans—Residential real estate consists of loans to purchase, construct or refinance personal residences, including 1-to-4 family rental properties when the property is also the owner’s primary residence. WesBanco originates conforming and non-conforming mortgages to be held in its portfolio as well as loans for sale in the secondary market. Non-conforming mortgages are those loans that do not meet all of the documentation standards for sale in the secondary market. WesBanco does not originate stated income, interest only or option adjustable rate mortgages for retention in the portfolio.

WesBanco originated approximately $29 million of residential real estate loans for retention in the portfolio in 2008 compared to $39 million in 2007. WesBanco also originated approximately $103 million of residential real estate loans for sale in the secondary market in 2008 compared to $120 million in 2007. The overall reduction in new residential real estate loans is attributed to a slowdown in homes sales and refinancing activity as well as the general downturn in the economy.

Residential real estate loans are generally underwritten to secondary market lending standards even when the loan will be retained in the portfolio. WesBanco uses automated underwriting systems developed for the secondary market that rely on empirical data to evaluate each loan application and assess credit risk. When appropriate, automated underwriting systems are supplemented by a traditional analysis of the borrowers’ ability to repay their obligations, their credit history, the amount of their down payment, and the market value or other characteristics of the property.

Credit risk in the residential real estate portfolio is mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the amount of the loan in relation to the appraised value of the property. WesBanco generally does not make residential real estate loans with loan to value ratios in excess of 100%, and loan requests that exceed 80% of the value of the property are generally also supported by mortgage insurance.

Credit risk is also managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in WesBanco markets. Residential real estate values generally declined in 2008 with the largest average decreases in the metropolitan markets of Ohio compared to other WesBanco markets.

Residential real estate loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. The remainder of the portfolio has interest rates that are primarily based on the Treasury Constant Maturity index and generally adjust from between one and five years.

TABLE 15. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2008
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$5,156	$21,455	$534,005	$560,616
Variable rate loans	396	8,978	287,009	296,383

Total residential real estate loans	$5,552	$30,433	$821,014	$856,999

Total residential real estate loan commitments	$670	$—	$4,803	$5,473

Residential real estate loans include construction loans for residences that are being built under contract for the eventual occupant and loans to finance vacant land upon which the owner intends to construct a residence at a future date. Loans to contractors to finance speculative residential construction and land for development are categorized as commercial real estate loans. Residential construction loans have the added risk that the builder may not complete the residence, or not complete it on time or within budget. Residential construction loans are typically made with the expectation that they will convert to a permanent mortgage loan upon completion of construction. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a residence.

Construction risk is mitigated by evaluating the builder’s reputation and capacity to complete each project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Residential land and construction loans approximated $16 million at December 31, 2008 compared to $26 million at December 31, 2007. The decrease is the result of a general decline in new housing construction during the year.

Approximately $512 million or 60% of residential real estate loans were originated by WesBanco. Another $44 million or 5% consist of purchased pools originated by other institutions and the remaining 35% were originated by recently acquired banks prior to their acquisition by WesBanco. Approximately $238 million or 28% of residential real estate loans are in or around the metropolitan markets of Columbus, Dayton and Cincinnati. Approximately 75% of the purchased mortgage pools consist of loans in the states of West Virginia, Ohio and Pennsylvania or contiguous states.

The average original loan to value ratio of loans originated by WesBanco beginning with the year 2000 approximates 77% of the original loan amount based on appraised values when the loans were made. The average current loan to value ratio based upon original appraised values range from 74% for loans made in 2008 to 46% for loans made in 2000. Banking regulations establish maximum loan to value limits for residential real estate loans. The aggregate of residential real estate loans with loan to value ratios in excess of regulatory limits without some form of credit enhancement such as mortgage insurance approximate $47 million or less than 10% of Risk Based Capital at December 31, 2008.

Average credit bureau scores at the time the loans were made generally exceed 700 on approximately $571 million or 68% of total residential real estate loans for which scores were obtained or known. Loans to borrowers with sub-prime credit bureau scores approximate $42 million or 7% of total residential real estate loans at December 31, 2008.

Home Equity Loans—Home equity lines of credit consist of revolving lines to consumers that are secured by first or second liens on primary residences generally located within WesBanco markets.

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

TABLE 16. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2008
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$43	$72	$1,773	$1,888
Variable rate loans	11,425	20,885	183,238	215,548

Total home equity	$11,468	$20,957	$185,011	$217,436

Total home equity commitments	$30,969	$21,178	$140,891	$193,038

The primary factors that are considered in underwriting and managing credit risk in the home equity loans are similar to residential real estate and consumer loans. The risk associated with the revolving availability of home equity lines is also mitigated by the borrower’s periodic reduction of the principal balance of their first mortgage, if any, through regular monthly payments, which increases the residual value of the collateral in relation to the amount of the home equity line. However, declining property values also adversely impact the collateral position of home equity lines of credit. Similarly, if a borrower’s first mortgage requires interest only or is a type of loan that can result in negative amortization the risk associated with that borrower’s home equity line of credit increases. Sufficient information about each borrower’s first mortgage loan is not readily available to fully measure this risk.

Credit risk in the home equity portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in WesBanco markets. As previously stated, residential real estate values generally declined in 2008 with the largest average decreases in the metropolitan markets of Ohio compared to other WesBanco markets. Irregular or unusual patterns of usage of available lines of credit may also indicate a change in risk. The average usage of home equity lines of credit has generally ranged between 50 and 60 percent of the available balance over a period of several years and there have been no material changes in usage patterns within the portfolio.

Approximately $310 million or 75% of home equity lines of credit were originated by WesBanco. The remaining 25% were originated by recently acquired banks prior to their acquisition by WesBanco. Approximately $114 million or 31% of home equity lines of credit are in or around the metropolitan markets of Columbus, Dayton and Cincinnati.

Average credit bureau scores at the time the loans were made generally exceed 750 on approximately $340 million or 83% of total home equity lines of credit for which scores were obtained or known. Loans to borrowers with sub-prime credit bureau scores approximate $12 million or 2.5% of total home equity lines of credit at December 31, 2008.

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

TABLE 17. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2008
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$13,901	$147,463	$136,229	$297,593
Variable rate loans	8,121	7,840	6,395	22,356

Total consumer loans	$22,022	$155,303	$142,624	$319,949

Total consumer loan commitments	$20,940	$146	$330	$21,416

The primary factors that are considered in underwriting consumer loans are the borrowers’ ability to repay their obligations, which also includes an evaluation of their previous credit history. Credit risk in the consumer portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that may influence consumer repayment capacity.

More than 40% of consumer loans are secured by a motor vehicle while another 25% are secured by recreational vehicles at December 31, 2008. Unsecured consumer loans, which represent the highest risk, approximate 11% of total consumer loans at December 31, 2008. Conversely, loans secured by bank deposits or readily marketable collateral, which represent the lowest risk when properly margined and monitored, approximated 7% of total consumer loans at December 31, 2008. All other consumer loans are secured by real estate, mobile homes, farm equipment or some other type of consumer goods.

Approximately $273 million or 85% of consumer loans were originated by WesBanco. The remaining 15% were originated by recently acquired banks prior to their acquisition by WesBanco. Average credit bureau scores are just under 700 and loans to borrowers with sub-prime credit bureau scores approximate $23 million or 7% of total consumer loans at December 31, 2008.

Loans Held For Sale—Loans held for sale typically consists of residential real estate loans originated for sale in the secondary market, which totaled $3.8 million at December 31, 2008 compared to $39.7 million at December 31, 2007. Loans held for sale at December 31, 2007 included approximately $36 million associated with the sale of five Oak Hill branch offices, which was completed during the first half of 2008.

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

Recently acquired banks serviced many of the loans that they sold in the secondary market. Although these loans are not carried as an asset on the balance sheet, WesBanco continues to service these loans which approximated $338 million at December 31, 2008 compared to approximately $368 million at December 31, 2007 (see Note 6 “Loans Serviced for Others and Mortgage Servicing Rights” to the Consolidated Financial Statements).

CREDIT QUALITY

Numerous events in the financial markets during the past two years have contributed to worsening and lengthening the economic downturn, which has adversely impacted credit quality for all types of loans. This deterioration in credit quality has led to higher levels of delinquency, non-performing loans and net charge-offs and necessitated an increase in the provision for loan losses for 2008. The state of Ohio has been particularly hard hit with record levels of unemployment and real estate foreclosures, which have resulted in declines in real estate values. This section of MD&A discusses those categories of loans that have higher risk because of deterioration in the borrower’s repayment capacity or other adverse risk characteristics.

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

In December 2008, WesBanco implemented new policies intended to reduce the number of real estate foreclosures by permitting modifications to the terms of residential and commercial loans beyond those generally described throughout this MD&A for up to 24 months. Such modifications may include a reduction in the interest rate, fixing an adjustable interest rate, a deferral of principal payments, and amortizing the loan over a longer period without extending the original maturity, or a combination thereof. The purpose of these modifications is to enable borrowers that are delinquent or anticipate having difficulty continuing to pay their loans under the original terms but have some repayment capacity to continue paying their loan as a more desirable alternative to foreclosure. Loans that are modified in accordance with this policy will be categorized as renegotiated loans as defined below.

Non-Performing Assets—Non-performing assets includes loans that have been placed on non-accrual or are renegotiated, other real estate and repossessed collateral. Other real estate primarily consists of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residences of WesBanco employees purchased to facilitate the relocation of the employee. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans.

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

Table 18 summarizes non-performing assets. Table 20 summarizes the activity within each non-performing asset category during 2008.

TABLE 18. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Non-accrual loans:
Commercial and industrial	$5,369	$3,508	$4,122	$2,099	$2,511
Commercial real estate	25,015	13,596	11,910	6,229	4,768
Residential real estate	1,252	2,086	102	933	785
Home equity	72	379	—	17	28
Consumer	29	289	20	4	103
Loans held for sale	—	—	—	638	—

Total non-accrual loans	31,737	19,858	16,154	9,920	8,195

Renegotiated loans:
Commercial real estate	4,559	—	—	—	—
Consumer	—	—	—	—	—

Total renegotiated loans	4,559	—	—	—	—

Total non-performing loans	36,296	19,858	16,154	9,920	8,195
Other real estate and repossessed assets	2,554	3,998	4,052	1,868	2,059

Total non-performing assets	$38,850	$23,856	$20,206	$11,788	$10,254

Non-performing loans as a percentage of total loans	1.01%	0.53%	0.55%	0.34%	0.33%
Non-performing assets as a percentage of total assets	0.74%	0.44%	0.49%	0.27%	0.26%
Non-performing assets as a percentage of total loans, other real estate and repossessed assets	1.08%	0.64%	0.69%	0.40%	0.41%

Non-accrual loans increased $11.9 million or 60% between December 31, 2007 and December 31, 2008 due primarily to current overall economic conditions that have had the most severe impact on commercial real estate loans. Non-accrual commercial and industrial loans are not concentrated in any single industry and reflect the negative impact on all segments of the economy; however, loans in the manufacturing and retail sectors represent approximately 42% of non-accrual commercial and industrial loans. Non-accrual commercial real estate loans consist of $3.8 million of land development loans, $1.2 million of residential development loans, $3.5 million of multi-family apartment loans, $2.7 million of 1-to-4 family rental property loans, $3.8 million of loans for other types of commercial investment property, and $10.0 million of loans for owner-occupied commercial properties with no significant concentration in any single property type. Geographically, $21.2 million or 85% of the total non-accrual commercial and industrial and commercial real estate loans combined represent loans in the metropolitan markets of Columbus, Dayton and Cincinnati.

Renegotiated loans at December 31, 2008 consist of a single commercial real estate loan that was modified in accordance with newly implemented policies aimed at reducing foreclosures. No other loans had yet been modified in accordance with those policies which were implemented in December 2008.

Other real estate and repossessed collateral decreased $1.4 million or 36% between December 31, 2007 and December 31, 2008 despite record levels of real estate foreclosures and a significant increase in automobile repossessions during 2008 compared to 2007. The foreclosure rate in the State of Ohio was among the highest in the United States during 2008, which contributed to elevated levels of foreclosure activity for WesBanco due to the economic conditions primarily in its Ohio markets. However, aggressive efforts to dispose of foreclosed properties contributed to the reduction in other real estate despite an increase in the number of foreclosures and current market conditions. Net gains or losses on the disposition of other real estate and repossessed assets are credited or charged to earnings and were $1.5 million and $0.5 million for 2008 and 2007, respectively.

Other Impaired Loans—Other impaired loans consist of loans that are risk graded as substandard that have not been placed on non-accrual or renegotiated but are not fully secured by collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans include loans for which a specific reserve is established pursuant to SFAS 114 and acquired loans for which a credit valuation adjustment is recorded pursuant to SOP 03-3. Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.

Table 19 summarizes other impaired loans and Table 20 sets forth activity within other impaired loans during 2008.

TABLE 19. OTHER IMPAIRED LOANS

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Commercial and industrial	$1,342	$1,951	$1,160	$1,500	$5,295
Commercial real estate	9,860	10,887	1,832	3,065	1,783

Total other impaired loans	$11,202	$12,838	$2,992	$4,565	$7,078

Other impaired loans decreased $1.6 million or 13% between December 31, 2007 and December 31, 2008. Other impaired commercial and industrial loans consist of $1.4 million in automobile inventory financing to an automobile dealer. Other impaired commercial real estate loans consist of six loans for various types of properties. The largest impaired commercial real estate loan for $3.0 million or 31% of the total is secured by a lakefront vacation rental condominium complex while another $2.8 million or 29% of the total is secured by multiple retail properties.

Approximately $8.0 million of the $9.8 million increase between December 31, 2006 and December 31, 2007 was attributable to loans acquired from Oak Hill net of the associated SOP 03-3 credit valuation adjustment, which included the largest impaired commercial real estate loan discussed above.

Non-Performing and Impaired Asset Activity—Table 20 summarizes the migration of loans into and out of non-performing and impaired assets during 2008 and how that activity impacted the change in each category from December 31, 2007 to December 31, 2008.

TABLE 20. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate Repossessed Assets
Balance, December 31, 2007	$19,858	$—	$12,838	$3,998
Activity during the year:
Additions to non-accrual or other impaired loans	37,033	4,559	3,108	—
Real estate foreclosures or deeds in lieu of foreclosure	—	—	—	1,997
Repossessions of other collateral	—	—	—	7,681
Loans and other real estate charged down or charged off	(13,675)	—	—	(437)
Loans returned to accruing or no longer impaired	(61)	—	—	—
Other real estate sold	—	—	—	(3,391)
Repossessed assets sold	—	—	—	(7,191)
Principal payments and other changes, net	(11,418)	—	(4,744)	(103)

Balance, December 31, 2008	$31,737	$4,559	$11,202	$2,554

Economic conditions caused the amount of loans that moved to non-accrual status during 2008 to more than triple to $37.0 million compared to $10.9 million in 2007. Non-accrual loans charged off or down to the fair value of their collateral during 2008 totaled $13.7 million compared to $5.7 million in 2007 but $11.8 million of non-accrual loans were paid off or had principal reductions during 2008 compared to $7.3 million in 2007.

Despite record foreclosures, $2.0 million of property was added to other real estate during 2008 compared to $2.8 million in 2007. However, the amount of non-real estate assets repossessed in 2008 was $7.7 million compared to $3.8 million in 2007.

Approximately $3.0 of the additions to other impaired loans occurred in the fourth quarter of 2008 as a result of new appraisals on substandard commercial real estate loans indicating a substantial decline in the value of the collateral for those loans. Approximately $3.9 million of the decreases in other impaired loans during 2008 represented loans that were placed on non-accrual.

Loans Past Due 90 Days or More—Loans past due 90 days or more and accruing interest increased $7.3 million or 63% between December 31, 2007 and December 31, 2008. The majority of this increase consists of residential real estate loans as a result of current economic conditions in the Ohio markets. These loans continue to accrue interest because they are deemed to be well secured and in the process of collection; however, certain of these loans could be placed on non-accrual at a future date if property values continue to decline. Table 21 summarizes loans past due 90 days or more.

TABLE 21. LOANS PAST DUE 90 DAYS OR MORE

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$2,951	0.58%	$1,098	0.22%	$693	0.17%	$488	0.12%	$665	0.16%
Commercial real estate	2,951	0.17%	4,396	0.26%	2,697	0.23%	4,651	0.42%	3,602	0.40%
Residential real estate	10,799	1.26%	4,393	0.45%	1,951	0.22%	3,707	0.40%	2,133	0.28%
Home equity	966	0.44%	835	0.43%	579	0.36%	249	0.14%	439	0.30%
Consumer	1,143	0.36%	804	0.22%	568	0.21%	833	0.31%	745	0.29%

Total portfolio loans	18,810	0.52%	11,526	0.31%	6,488	0.22%	9,928	0.34%	7,584	0.30%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	126	0.44%	—	0.00%

Total loans	$18,810	0.52%	$11,526	0.31%	$6,488	0.22%	$10,054	0.35%	$7,584	0.30%

Loans Past Due 30 to 89 Days—Table 22 summarizes loans past due 30 to 89 days which represent potential future non-performing loans if collection efforts are not successful in bringing the loans back to current status within a reasonable period of time. Loans past due 30 to 89 days decreased $4.1 million or 10% between December 31, 2007 and December 31, 2008 and represent just less than one percent of total loans at December 31, 2008.

Approximately $11.8 million of the increase in loans in this category between December 31, 2006 and December 31, 2007 is attributable to the acquisition of Oak Hill with the remainder of the increase coinciding with the beginning of the downturn in the economy that continued throughout 2008.

TABLE 22. LOANS PAST DUE 30 TO 89 DAYS

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$3,485	0.69%	$6,200	1.23%	$1,544	0.38%	$2,995	0.72%	$1,205	0.29%
Commercial real estate	14,592	0.86%	15,563	0.92%	6,857	0.59%	5,362	0.48%	2,562	0.29%
Residential real estate	8,457	0.99%	8,420	0.86%	5,362	0.60%	5,981	0.64%	4,729	0.61%
Home equity	1,903	0.88%	1,638	0.85%	1,400	0.87%	1,313	0.75%	626	0.42%
Consumer	7,169	2.23%	7,859	2.16%	5,992	2.18%	5,827	2.15%	6,336	2.46%

Total portfolio loans	35,606	0.99%	39,680	1.07%	21,155	0.73%	21,478	0.74%	15,458	0.62%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total loans	$35,606	0.99%	$39,680	1.07%	$21,155	0.73%	$21,478	0.74%	$15,458	0.62%

Credit Quality Direction—The current economic environment is unlike any other downturn in recent history. As a result, reported loan delinquency, non-performing assets, other impaired loans and net charge-offs are likely to be more volatile from period to period and within periods. Loans that were previously deemed to be well secured or in the process of collection may be placed on non-accrual because of further declines in real estate values, or delays in the collection process due to bankruptcy or the duration of the foreclosure process. In addition, the policies WesBanco implemented in December 2008 to reduce the number of foreclosures are also expected to result in additional loans being reported as renegotiated.

As of January 31, 2009 non-accrual loans increased $9.4 million or 29% to $41.1 million, renegotiated loans increased $0.1 million or 3% to $4.7 million, loans past due 90 days or more decreased $3.9 million or 21% to $14.9 million, loans past due 30 to 89 days increased $1.9 million or 5% to $37.5 million, and other real estate and repossessed assets increased $0.3 million or 12% to $2.9 million compared to December 31, 2008. It is estimated that an additional $3.5 million of residential real estate loans may be placed on non-accrual if current collateral valuations indicate they are no longer well secured or if the process of collection extends beyond 90 days.

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

Allowance for Loan Losses—The allowance for loan losses increased $11.3 million or 29% between December 31, 2007 and December 31, 2008 to provide for a higher level of probable losses as a result of the downturn in the economy in all segments of the portfolio. Specific reserves pursuant to SFAS No. 114 increased $3.6 million or 229% primarily as a result of lower current appraised values on non-performing and other impaired commercial real estate loans. General reserves pursuant to SFAS No. 5 increased $7.7 million or 208% as a result of the aggregate impact of higher net charge-offs, increased levels of adversely risk graded loans, and an overall worsening of general economic conditions throughout 2008. Increases in both components were necessary to establish the allowance for loan losses at the level deemed appropriate by management to absorb a higher level of probable losses in the current economic environment.

The liability for losses on loan commitments was $0.2 million at December 31, 2008 and December 31, 2007.

TABLE 23. COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(in thousands)	2008	2007	2006	2005	2004
General reserves pursuant to SFAS No. 5	$44,690	$36,990	$30,704	$29,391	$27,863
Specific reserves pursuant to SFAS No. 114	5,113	1,553	1,274	1,566	1,623

Total allowance for loan losses	$49,803	$38,543	$31,978	$30,957	$29,486

Charge-offs increased $15.0 million or 148% while recoveries increased $1.8 million or 91%, resulting in a $13.2 million or 162% increase in net charge-offs for 2008 compared to 2007. The increase in net charge-offs impacted all segments of the portfolio but commercial real estate experienced the most significant losses. Table 24 summarizes activity in the allowance for loan losses.

TABLE 24. ALLOWANCE FOR LOAN LOSSES

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Beginning balance of allowance for loan losses	$38,543	$31,979	$30,957	$29,486	$26,235
Allowance for loan losses of acquired banks	—	6,405	—	1,947	2,071
Provision for loan losses	32,530	8,267	8,739	8,045	7,735
Charge-offs:
Commercial and industrial	4,088	1,900	4,163	2,729	1,967
Commercial real estate	10,218	2,261	1,247	1,111	937
Residential real estate	1,748	499	313	335	329
Home equity	927	483	128	222	85
Consumer	6,559	3,975	3,822	6,204	4,850

Total loan charge-offs	23,540	9,118	9,673	10,601	8,168
Deposit account overdrafts	1,491	955	1,024	—	—

Total loan and deposit account overdraft charge-offs	25,031	10,073	10,697	10,601	8,168

Recoveries:
Commercial and industrial	1,315	214	1,145	464	403
Commercial real estate	518	255	55	87	48
Residential real estate	62	35	136	155	68
Home equity	45	1	—	—	—
Consumer	1,200	1,223	1,484	1,374	1,094

Total loan recoveries	3,140	1,728	2,820	2,080	1,613
Deposit account overdrafts	621	237	160	—	—

Total loan and deposit account overdraft recoveries	3,761	1,965	2,980	2,080	1,613

Net loan and deposit account overdraft charge-offs	21,270	8,108	7,717	8,521	6,555

Ending balance of allowance for loan losses	$49,803	$38,543	$31,979	$30,957	$29,486

Approximately $5.5 million or 55% of total commercial real estate charge-offs pertain to loans for 1-to-4 family residential rental property and multi-family apartments as a group primarily in the metropolitan markets of Columbus, Dayton and Cincinnati. Included in that total is approximately $2.6 million associated with the sale of a group of 1-to-4 family residential rental property loans with common characteristics in the Columbus market during the fourth quarter of 2008. Many of these losses were exacerbated by the significant decline in the value of these types of properties in those markets. The remainder of commercial real estate charge-offs were evenly divided between investment and owner-occupied commercial properties of various types. Land, construction and development loans accounted for $0.3 million or less than three percent of commercial real estate losses in 2008.

Commercial and industrial charge-offs were not concentrated in any single loan or industry and reflect the overall impact of the economic downturn on a variety of businesses during the year.

While residential foreclosures increased in 2008 compared to previous years, the increase in residential real estate and home equity charge-offs is attributed more to the overall decline in property values than the increase in defaults. However, even though residential real estate and home equity charge-offs increased 250% and 92%, respectively, the aggregate of residential real estate and home equity charge-offs remained relatively low at $2.7 million or 0.24% of average residential real estate loans and home equity lines of credit.

Consumer loan charge-offs increased as the economic downturn and higher unemployment placed additional pressure on consumer repayment capacity. Charge-offs on recreational vehicle loans approximated $1.8 million or 27% of total consumer charge-offs and approximately 2.23% of total recreational vehicle loans. Charge-offs on automobile loans approximated $2.1 million or 32% of total consumer charge-offs and approximately 1.64% of total automobile loans.

Charge-offs as well as recoveries of deposit account overdrafts increased commensurate with overall increases in the availability of overdraft protection following the addition of Oak Hill deposit accounts late in 2007.

Commercial and industrial loan recoveries for 2008 included a $0.8 million negotiated settlement of a $1.5 million loan that was charged off in the fourth quarter of 2007 and the first quarter of 2008. Recoveries on other segments of the portfolio did not change materially in 2008 compared to 2007.

Table 25 summarizes net charge-off ratios as a percentage of average total loans for each segment of the loan portfolio as well as selected other relationships of the allowance and provision for loan losses to total loans and other specified categories of loans.

TABLE 25. NET CHARGE-OFF AND SELECTED RATIOS

	December 31,
	2008		2007		2006		2005		2004
Net charge-offs as a percentage of average loans:
Commercial and industrial	0.53%		0.42%		0.74%		0.53%		0.41%
Commercial real estate	0.58%		0.17%		0.10%		0.09%		0.12%
Residential real estate	0.19%		0.05%		0.02%		0.02%		0.01%
Home equity	0.43%		0.31%		0.08%		0.12%		0.07%
Consumer	1.57%		0.97%		0.85%		1.83%		1.48%

Total loan charge-offs	0.56%		0.28%		0.23%		0.29%		0.31%

Allowance for loan losses as a percentage of total loans	1.38%		1.03%		1.10%		1.05%		1.18%
Allowance for loan losses to total non-performing loans	1.37	x	1.94	x	1.98	x	3.12	x	3.60	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.90	x	1.23	x	1.41	x	1.55	x	1.87	x
Provision for loan losses as a percentage of net loan charge-offs	152.9%		102.0%		113.2%		94.4%		118.0%

A portion of the allowance is attributed to the inherent imprecision of loss estimation models and the variability of management’s estimates in each loan category. The allowances for commercial and industrial and commercial real estate loans contain the highest level of imprecision because losses in those categories of loans can be significantly larger than the estimated losses, and probable losses are not as predictable for those categories of loans as residential real estate, home equity and consumer loans. Consumer loan losses are generally smaller in amount but occur with greater regularity and therefore tend to be more predictable and estimable from period to period. Residential real estate and home equity loan losses occur less frequently but represent the smallest component of historical losses and therefore are more predictable than commercial and industrial and commercial real estate loan losses. Table 26 summarizes the allowance for loan losses allocated by management to each major segment of the loan portfolio.

TABLE 26. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$13,392	27%	$12,618	33%	$11,728	37%	$11,138	36%	$12,957	44%
Commercial real estate	24,723	49%	17,234	44%	13,915	43%	13,027	42%	10,521	36%
Residential real estate	3,304	7%	2,281	6%	1,258	4%	1,227	4%	1,163	4%
Home equity	1,371	3%	700	2%	400	1%	391	1%	295	1%
Consumer	5,863	12%	4,968	13%	3,773	12%	5,174	17%	4,550	15%
Deposit account overdrafts	1,150	2%	742	2%	904	3%	—	0%	—	0%

Total allowance for loan losses	$49,803	100%	$38,543	100%	$31,978	100%	$30,957	100%	$29,486	100%

Changes in the allowance for all segments of the loan portfolio reflect increases in net charge-offs, higher non-performing and impaired loans, and the accelerating pace of declining credit quality due to the challenging economic environment. The allowance for commercial real estate, residential real estate and home equity loans increased $7.5 million or 43%, $1.0 million or 45%, and $0.7 million or 96%, respectively, to also reflect the impact of declining real estate values in both residential and commercial real estate. The allowance for consumer loans increased $0.9 million or 18% primarily to recognize the probable impact of increasing unemployment in WesBanco markets. The allowance for commercial and industrial loans had the smallest increase of $0.8 million or 6% as credit quality in this segment of the portfolio has held better than other segments in the current environment. The allowance for deposit account overdrafts increased $0.4 million or 55% as a result of higher net charge-offs, increased availability of the overdraft product, and increased unemployment that will impact consumer deposit overdraft activity.

Although the allowance is allocated as described in Table 26, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable losses at December 31, 2008. Future adjustments to the allowance may be necessary to reflect differences between management’s estimation of probable losses and actual incurred losses in subsequent periods.

TABLE 27. DEPOSITS

	For the years ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Deposits
Non-interest bearing demand	$486,752	$519,287	$(32,535)	(6.3)%
Interest bearing demand	429,414	416,470	12,944	3.1%
Money market	479,256	612,089	(132,833)	(21.7)%
Savings deposits	423,830	440,358	(16,528)	(3.8)%
Certificates of deposit	1,684,664	1,919,726	(235,062)	(12.2)%

Total deposits	$3,503,916	$3,907,930	$(404,014)	(10.3)%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 109 branches in West Virginia, Ohio and Western Pennsylvania. WesBanco participated in the Federal Deposit Insurance Corporation (FDIC) Transactional Account Guarantee Program which provides FDIC guarantees through the end of 2009 on deposits up to $250 thousand and on all balances of non-interest bearing and interest bearing demand deposits paying interest of less than 50 basis points. Total deposits decreased by $404.0 million or 10.3% in 2008. During the second quarter, WesBanco sold five of the branches acquired from Oak Hill with deposits totaling $65.1 million.

Money market deposits decreased $132.8 million or 21.7% in 2008, with the aforementioned branch sales resulting in $14.8 million of the overall reduction, while the remainder was due to the decline in the overall interest rate environment.

Certificates of deposit decreased $235.1 million or 12.2% in 2008. The aforementioned branch sales resulted in $35.0 million of the reduction while the remainder was due to the effects of an overall corporate strategy designed to focus on demand deposit accounts and allowing certain single service and other high-cost certificate of deposit customers to run off to produce a product mix that can be offered at a lower cost to the bank. Certificates of deposit totaling approximately $1,068.8 million at December 31, 2008 are scheduled to mature within the next year. WesBanco will continue to focus on its deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs. Certificates of deposit of $100,000 or more totaled $520.5 million at December 31, 2008 and $580.2 million at December 31, 2007, almost all of which are retail oriented. WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $89.1 million in total outstanding balances at December 31, 2008. Another $13.4 million in brokered CD’s were inherited from prior acquisitions and are mostly scheduled to mature within the next two years.

TABLE 28. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Maturity:
Under three months	$141,553	$163,416	$(21,863)	-13.4%
Three to six months	61,386	151,149	(89,763)	-59.4%
Six to twelve months	108,303	170,748	(62,445)	-36.6%
Over twelve months	209,212	94,857	114,355	120.6%

Total certificates of deposit of $100,000 or more	$520,454	$580,170	$(59,716)	-10.3%

Interest expense on certificates of deposit of $100,000 or more was approximately $22.6 million in 2008, $22.6 million in 2007 and $18.4 million in 2006.

Under the Transactional Account Guarantee Program the FDIC insures all deposits up to $250,000 and all balances of non-interest bearing and interest bearing demand deposits paying interest of less than 50 basis points. As of December 31, 2008 there were $150.6 million in certificates of deposit of $250,000 or more. Interest expense recognized on certificates of deposit of $250,000 or more was approximately $6.5 million in 2008. Transaction accounts on all balances of non-interest bearing and interest bearing demand deposits paying interest of less than 50 basis points, of $250,000 or more, were $238.4 million as of December 31, 2008.

TABLE 29. BORROWINGS

	December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Federal Home Loan Bank Borrowings	$596,890	$405,798	$191,092	47.1%
Other short-term borrowings	297,805	329,515	(31,710)	(9.6)%
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,110	111,024	86	0.1%

Total	$1,005,805	$846,337	$159,468	18.8%

Borrowings are a significant source of funding for WesBanco, and in the current interest rate environment, they can be less expensive than certificates of deposit. During the 2008 year, Federal Home Loan Bank borrowings increased $191.1 million or 47.1% from December 31, 2007. The Company has carefully managed deposit rates, particularly in markets where larger banks are aggressively pursuing higher cost certificates of deposit and money market deposit accounts, and used more reasonably priced borrowings as part of its strategy to improve the net interest margin.

WesBanco is a member of the FHLB of Pittsburgh, and prior to April of 2008, when the banking subsidiaries were merged, was a member of the FHLB of Cincinnati. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by separate blanket liens on certain residential and other mortgage loans or securities with a market value in excess of the outstanding balances of the borrowings. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at a cost of $32.1 million at December 31, 2008, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2008 was $0.8 billion compared to $1.2 billion at December 31, 2007. The capacity was reduced due to the increased borrowings from the FHLB during 2008, as well as the FHLB’s collateral pricing adjustments and collateral qualification policies that changed in the third quarter.

At December 31, 2008, WesBanco had $596.9 million in outstanding FHLB borrowings with a weighted-average interest rate of 3.90%, compared to $405.8 million of FHLB borrowings at December 31, 2007 with a weighted-average interest rate of 4.60%. FHLB borrowings have maturities ranging from the years 2009 to 2030.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $596.9 million outstanding at December 31, 2008, $270.2 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 11, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $297.8 million at December 31, 2008 compared to $329.5 million at December 31, 2007. The decreases in these borrowings have occurred primarily as a result of $48.0 million in repayments on a revolving line of credit, which was offset by a $16.3 million increase in securities sold under agreements to repurchase from certain retail customers. The revolving line of credit is a senior obligation of the parent company, and matures in May 2009. At December 31, 2008 and 2007, the outstanding balance of this line of credit was $0 and $48.0 million, respectively. Please refer to Note 12, “Other Short-Term Borrowings,” and Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts,” of the Consolidated Financial Statements for additional information.

TABLE 30. CONTRACTUAL OBLIGATIONS

		December 31, 2008
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$1,819,252	$—	$—	$—	$1,819,252
Certificates of deposit	10	1,068,783	427,804	179,633	8,444	1,684,664
Federal Home Loan Bank borrowings	11	97,616	347,339	107,877	44,058	596,890
Other short term borrowings	12	297,805	—	—	—	297,805
Junior subordinated debt owed to unconsolidated subsidiary trusts	13	—	—	—	111,110	111,110
Senior executive retirement plans, deferred bonuses and severance agreements	N/A	144	319	368	4,072	4,903
Non-compete and consulting agreements	N/A	149	225	100	150	624
Naming rights agreement & other marketing	N/A	652	1,359	250	—	2,261
Limited partnership funding commitments	N/A	731	1,023	466	170	2,390
Operating leases	7	1,607	2,513	1,729	5,775	11,624
Future benefit payments under pension plans	14	1,939	4,201	4,775	15,677	26,592

Total		$3,288,678	$784,783	$295,198	$189,456	$4,558,115

Significant fixed and determinable contractual obligations as of December 31, 2008 are presented in the table above by due date. The amounts shown do not include accrued interest, unamortized premiums or discounts, or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

Shareholders’ equity increased to $659.4 million at December 31, 2008 from $580.3 million at December 31, 2007. The increase was due primarily to the net issuance of WesBanco’s Series A Preferred Stock and a warrant to purchase common shares under the CPP of $75.0 million and current year earnings available to common shareholders of $37.8 million, which were offset in part by the declaration of dividends of $29.7 million and an other comprehensive loss of $4.6 million.

In March 2007 Wesbanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. WesBanco did not purchase any shares during 2008. At December 31, 2008, 584,325 shares of WesBanco common stock remained authorized to be purchased under the current one million share repurchase plan; however, no shares other than for certain benefit plans may be repurchased under the terms of the CPP while the related preferred stock remains outstanding without permission from the Treasury.

Generally consistent earnings along with a satisfactory level of capital have enabled WesBanco to increase common dividends per share. Effective with the first quarter of 2008, WesBanco increased its quarterly common dividend per share to $0.280 from $0.275. For 2008, common dividends increased to $1.12 per share, or 1.8% on an annualized basis, compared to $1.10 per share in the prior year. This common dividend increase represented the twenty-third consecutive year of common dividend increases at WesBanco. The 2008 common dividend per share payout ratio was 78.7% compared to 52.6% in 2007, primarily due to lower earnings. Such an elevated payout ratio is expected to continue for much, if not all, of 2009 due to the continued effects of the recession on bank earnings in general. In the past, a board-approved policy specified a general maximum of 60% as the desirable dividend payout ratio for WesBanco. The board has currently waived this policy limit. WesBanco is prohibited from increasing its common dividend under the terms of the TARP CPP while the related preferred stock remains outstanding without permission from the Treasury. In addition to common dividends, the Series A Preferred Stock issued under the TARP CPP pays cumulative dividends at an annual rate of 5% for the first five years, and 9% annually thereafter.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1, Total Capital and Leverage ratios above minimum regulatory levels. During 2008 WesBanco Bank paid $45.0 million in dividends to Wesbanco, Inc. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. Based on the consistency of Wesbanco Bank’s earnings trend and its status as a “well capitalized” institution, there is no expectation that a request for future dividends would not be approved, if required, by the FDIC, the bank’s primary regulator.

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

On February 24, 2009 the Federal Reserve Division of Banking Supervision and Regulation issued a letter providing direction to bank holding companies (BHC) on the payment of dividends, capital repurchases and capital redemptions. Although the letter largely reiterates longstanding Federal Reserve supervisory policies, it emphasizes the need for a BHC to review various factors when considering the declaration of a dividend or taking action that would reduce regulatory capital provided by outstanding financial instruments. The letter is more fully described in “Item 1. Business—Payment of Dividends.”

Please refer to Note 23, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.

TROUBLED ASSET RELIEF PROGRAM

On December 5, 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock, to the Treasury under the CPP for an aggregate purchase price of $75 million in cash. The Series A Preferred Stock has a liquidation preference of $1,000 per share and qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant has a ten year term and is immediately exercisable upon its issuance, with an exercise price equal to $25.61 per share of the Common Stock.

WesBanco used the funds received from the issuance of the Series A Preferred Stock and warrant to purchase government guaranteed mortgage backed securities, implement a mortgage foreclosure modification policy, reduce short term debt and increase lending to small businesses. WesBanco is also relying on the excess capital to purchase the branch offices of AmTrust in Columbus to improve its retail branch network in that market.

For additional disclosure relating to WesBanco’s participation in the Troubled Asset Relief Program (“TARP”) see “Item 1. Business-Troubled Asset Relief Program” and Note 3, “Troubled Asset Relief Program – Capital Purchase Program” section of this Annual Report on Form 10-K.

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

Securities are the principal source of liquidity in total assets. Securities totaled $935.6 million at December 31, 2008, of which $934.1 million were classified as available-for-sale. At December 31, 2008, WesBanco had unpledged available-for-sale securities with a book value of $361.0 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets.

At December 31, 2008, WesBanco has approximately $141.0 million in securities scheduled to mature or callable within one year compared to $144.0 million in 2007. The callable portion of this amount is $126.9 million for 2008 and $124.0 million for 2007. Additional cash flows may be anticipated from loans scheduled to mature within the next year of $616.3 million, compared to $273.5 million at year end 2007. At December 31, 2008, WesBanco had $141.2 million of cash and cash equivalents, a portion of which may also serve as an additional source of liquidity.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $3.5 billion at December 31, 2008. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.1 billion at December 31, 2008. In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2008 and December 31, 2007 approximated $0.8 billion and $1.2 billion, respectively. Alternative funding sources may include the issuance of additional junior subordinated debt within allowed capital guidelines, seeking other lines of credit with third party banks, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, including the CDARS® program, as well as selling certain unpledged investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of the parent company liquidity are dividends from the Bank, cash and investments on hand, a revolving line of credit with another bank and remaining proceeds from the CPP, a part of TARP. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2008, WesBanco could receive, without prior regulatory approval, a dividend of up to $7.1 million from the Bank. Additional liquidity is provided by the parent company’s security portfolio of $2.4 million, and an available line of credit with an independent commercial bank of $48.0 million of which there was no outstanding balance at December 31, 2008. Wesbanco repaid the remainder of the outstanding balance on this line of credit during 2008.

At December 31, 2008, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $729.0 million compared to $687.4 million at the end of the prior year. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others.

COMPARISON OF 2007 VERSUS 2006

Net income for 2007 was $44.7 million or $2.09 per diluted share compared to $39.0 million or $1.79 per diluted share for 2006. Return on average assets was 1.09% for the year ended December 31, 2007, compared to 0.94% in 2006, and return on average equity was 10.63% for 2007, compared to 9.35% in 2006.

Net interest income decreased $3.5 million or 2.9% in 2007 compared to 2006 due to a $67.4 million decrease in average earning assets, and a five basis point decline in the net interest margin to 3.44% in 2007, as compared to 3.49% for 2006. The cost of funds throughout the year increased at a faster pace then earning asset yields primarily due to competitive market pressures on deposit rates and customer preferences for higher-rate, shorter-term products. The Oak Hill Bank earning assets and liabilities were included in combined results for one month as a result of the November 30, 2007 acquisition.

Interest income increased by $9.1 million or 4.0% in 2007 due to an increase in the average yield on earning assets of 34 basis points to 6.61%, which was partially offset by a decline in weighted average balances outstanding of earning assets. The increase in the average yield was primarily due to an increase in the yield for loans and on securities through repricing of these assets in the higher interest rate environment, and a slightly higher yield on certain Oak Hill assets, primarily loans. Most of the decrease in average earning assets was due to a reduction in average investments in securities and also reductions in residential mortgage loans. Throughout 2006 and 2007, WesBanco used cash flow from sales and maturities of loans and securities to reduce higher cost interest bearing liabilities.

Interest expense increased $12.6 million or 12.1% in 2007 due to increases in the average rate paid on interest bearing liabilities, partially offset by a reduction in the related average balances. The average rate paid on interest bearing liabilities for 2007 increased by 46 basis points to 3.60%, compared to 3.14% in 2006, primarily due to WesBanco continuing to increase rates on deposit products in order to remain competitive in a higher rate environment and a continued preference by customers away from longer-term deposit products to short-term certificates of deposit and money market accounts in an inverted or flat yield curve environment. In addition, wholesale borrowing rates increased as a result of repricing in a period of higher interest rates, impacting FHLB borrowings and, to a lesser extent, other borrowings, which are more short term in nature. However, decreases in the average FHLB borrowings, combined with increases in overall less expensive average interest bearing and non-interest bearing deposits, partially offset the effects of competition and repricing.

The provision for loan losses in 2007 decreased 5% compared to the year ended December 31, 2006. However, the provision for 2006 included approximately $2.4 million to replenish the allowance for a net loss on a single commercial loan that was not previously reserved. Excluding that charge from 2006 results, the provision for 2007 increased $2.2 million or 34% compared to 2006 primarily due to general economic conditions and higher probable losses in all categories of loans.

Non-interest income for 2007 increased to $52.9 million compared to $40.4 million for 2006. Trust fees increased $1.2 million or 7.8% compared to 2006. The increase in trust fees was due to an increase in the market value of assets under management as well as new business and increased investment management fee schedules. Service charges on deposits for 2007 increased to $18.3 million compared to $16.7 million in 2006, primarily due to continued non-interest bearing checking account growth through programs designed to attract customers who utilize fee generating ancillary services, and the implementation of certain revenue enhancement strategies as recommended by an outside consultant, plus Oak Hill’s service charges for December. During 2007, WesBanco sold $121.4 million in mortgage loans to the secondary market compared to $71.8 million in 2006, resulting in an increase in related net gains of $0.6 million. In addition, WesBanco recognized a $0.9 million gain from a bank-owned life insurance claim during the second quarter of 2007. Gains on early extinguishment of debt in other income of $0.9 million and $1.1 million recorded in the second quarter of 2007 and 2006, respectively, resulted from the FHLB of Cincinnati exercising call options on certain advances that were assumed by WesBanco as a result of two acquisitions in 2004 and 2005. Other income for 2007 also reflects increases in securities brokerage revenues and insurance, for a combined increase of $1.6 million, and decreases in gains from sales of branch facilities. Also, 2006 included $8.0 million in other-than-temporary impairment losses, included in net security losses, recognized in connection with a planned sale of securities, and a $2.8 million gain on the sale of the Ritchie County banking offices included in other income.

Non-interest expense increased $4.8 million or 4.6% in 2007, with Oak Hill Banks contributing $3.3 million of the increase in December. In addition, there were normal increases in employee salaries and wages and related benefit costs, increases in net occupancy and in professional fees. These increases were somewhat offset by decreases in marketing and communications expenses and in miscellaneous taxes. Salaries and wages increased $2.6 million or 6.5% in 2007 primarily due to $1.2 million from Oak Hill and normal increases in employee compensation, higher incentive pay accruals and lower deferred expenses under SFAS 91 due to lower mortgage and home equity loan volumes. The number of full-time equivalent (“FTE”) employees was 1,597 at December 31, 2007 as compared to 1,168 at December 31, 2006. FTE employees for Oak Hill Banks at the end of 2007 were 425. Employee benefit costs increased in 2007 by $1.1 million or 8.3% primarily due to increases in health insurance costs, stock based compensation and sales commission expenses somewhat offset by lower pension and recruiting expenses. In the fourth quarter of 2007 WesBanco incurred merger-related expenses of $0.6 million, primarily severance and conversion expenses, relating to the acquisition of Oak Hill. In the first quarter of 2006, restructuring expenses of $0.5 million represented severance payments and lease termination costs incurred in connection with the restructuring of WesBanco’s mortgage business unit and the combination of its Cincinnati and Charleston mortgage loan offices. Marketing expenses decreased $0.7 million primarily due to lower customer incentives and advertising costs in 2007. Professional fees increased $1.4 million as a result of fees associated with WesBanco’s initiative to enhance its revenue performance and control operating expenses and higher legal, audit and director fees. Certain one time payments totaling $0.1 million were paid to directors retiring from the former Wesbanco Bank Board of Directors, which was combined with the Wesbanco, Inc. Board in April 2007. Communications expenses decreased 27% through the implementation in 2006 of a new internet-based telephone network.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

MARKET RISK

The primary objective of WesBanco’s Asset/Liability Committee (“ALCO”) is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition, market risk exposures arising from changing economic conditions and liquidity risk.

Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments resulting from fluctuations in interest rates and equity prices. Management considers interest rate risk WesBanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. The relative consistency of WesBanco’s net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities, or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.

WesBanco’s ALCO, comprised of senior management from various functional areas, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The key assumptions and strategies employed are analyzed bi-monthly and reviewed and documented by the ALCO.

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the earnings simulation model, although it has been subjected to periodic independent reviews and improvements have been made as a result of various recommendations made by these outside reviewers as well as our primary federal regulators during their regular annual exams. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or repricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco would employ in response to changes in interest rates and various earning asset and costing liability balances.

Management is aware of the significant effect inflation/deflation has upon interest rates and ultimately upon financial performance. WesBanco’s ability to cope with inflation/deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of noninterest income and expense during periods of increasing or decreasing inflation/deflation. WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation/deflation on net interest income. Management also controls the effects of inflation/deflation by conducting periodic reviews of the prices and terms of its various products and services, both in terms of the costs to offer the services as well as outside market influences upon such pricing, by introducing new products and services or deleting or reducing the availability of existing products and services, and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at December 31, 2008 and December 31, 2007 assuming both a 100 and 200 basis point interest rate change, compared to a base model, except that due to current low interest rates, the 200 basis point decreasing change is shown as not applicable for 2008, and instead a 300 basis point rising rate environment is shown.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2008	December 31, 2007
+300	(1.9)%	(16.2)%	N/A
+200	(0.5)%	(10.2)%	- 12.5%
+100	0.8%	(5.0)%	- 5%
-100	(3.5)%	3.5%	- 5%
-200	N/A	4.5%	- 12.5%

Throughout most of the first two-thirds of 2007, the yield curve was relatively flat or somewhat inverted, particularly between short-term funding rates and longer-term rates for investments and loans, causing many banks to experience lower net interest margins, including WesBanco. In mid-third quarter 2007, rate expectations began to change to a lower interest rate environment, due to market conditions and liquidity concerns in the sub-prime and collateralized debt instrument markets. For the remainder of 2007, the Federal Reserve Bank provided liquidity to the markets and lowered the benchmark federal funds rate charged between banks as well as the discount rate charged to banks, resulting in these rates ending 2007 at 4.25% and 4.75%, respectively, from 5.25% and 6.25% before the rate cuts. Rates continued to drop throughout 2008, ending the year at a range of 0.0% to 0.25% for federal funds and 0.75% for the discount rate, and they are expected by economists to remain substantially at these levels for most, if not all of 2009 due to the current severe global recession. Central banks worldwide, including the Federal Reserve Bank, have infused liquidity into banks and markets in general with a series of coordinated responses meant to mitigate the impact of the severe recession and overall lack of liquidity for many asset types in the various markets. A widening of the curve between short and longer term interest rates occurred for much of 2008, and due to WesBanco’s prior liability sensitive balance sheet, the Bank experienced a widening of its net interest margin throughout most of the year, as lower overall funding costs more than offset lower loan and investment rates.

The earnings simulation model currently projects that net interest income for the next twelve month period would decrease by 3.5% if interest rates were to fall immediately by 100 basis points, compared to an increase of 3.5%, for the same scenario as of December 31, 2007. While a 200 basis point falling interest rate scenario is unrealistic in the present interest rate environment, and is thus not shown above due to the targeted federal funds rate being at an all time low of a range of 0.0% to 0.25%, a decrease of 100 basis points in certain sectors of the interest rate curve is possible and is shown above despite the historic low levels of U.S. Treasury rates. Given the current rate environment, and the expectation of continued compression in earning asset rates as prepayments and maturities occur and new investment and lending opportunities replace such cash flows, the ALCO does not anticipate the Bank’s ability to lower deposit and other funding rates at the same pace. This is primarily due to natural interest rate floors on certain deposit types, competition throughout our markets from small and large banks and thrifts, and higher than historical spreads on certain borrowing types due to market liquidity issues and the late 2008 global financial crisis.

Net interest income would increase by 0.8% and decrease by 0.5% and 1.9% if rates increased by 100, 200 and 300, basis points respectively, as compared to minus 5.0%, minus 10.2% and minus 16.2% at December 31, 2007 for the same categories with this non-linear 2008 result caused by an anticipation of slowing prepayment speeds and the extension risk associated with certain asset types, primarily residential mortgages and mortgage backed securities, in a 200 basis point rising rate environment. Nonetheless, there has been a significant improvement during 2008 in the Bank’s prior liability sensitive position. Mortgage instruments, both loans and securities, generally exhibit a propensity to prepay at faster speeds during periods of decreasing rates, and at slower speeds when rates increase, due to the customer’s contractual ability to prepay principal without penalty by refinancing particularly when rates are falling.

The decrease in liability sensitivity between December 31, 2007 and December 31, 2008 was a result of changes in balance sheet composition primarily as short term borrowings were lengthened through the FHLB, as well as reductions in MMDAs and certain CD maturities due to customer preferences and the overall lower interest rate environment. The continued reduction in fixed rate, longer-term residential mortgages, as the Bank sells most of its current fixed rate production into the secondary market, has also benefited the asset/liability position. These changes favorably impacted WesBanco’s prior sensitivity to rising interest rates. The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, and may continue, as appropriate, to utilize this funding source to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities,

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2008 using the 200 basis point increasing rate ramp analysis projects that net interest income would increase 0.7% over the next twelve months, compared to a 3.4% decrease at December 31, 2007.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At December 31, 2008, the market value of equity as a percent of base in a 200 basis point rising rate environment would increase 3.7%, and in a 200 basis point falling rate environment it would decrease 17.5%, as compared to decreases of 1.0% and 12.0%, respectively, for the same increasing and decreasing rate environments as of December 31, 2007. WesBanco’s policy is to limit such change to minus 25% for a +/- 200 basis point change in interest rates.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for most of 2008 emphasized reducing liability sensitivity due to an out of policy guideline percentage relative to the 200 basis point rising rate scenario at year end 2007, as well as expectations of rising market interest rates, until more recently when market forecasts, reflecting the current ongoing recessionary environment, changed to a primarily flat interest rate environment for much of the 2009 year. As a result, the balance sheet’s liability sensitivity to rising rates has been substantially eliminated at year-end, with current projections of an asset sensitive position in an initial 100 basis point rising rate environment.

Among the strategies that are evaluated by the committee are utilizing derivative instruments to protect against changes in interest rates and their impact on the value of certain assets and liabilities or upon cash flows, although no such derivatives are currently outstanding. The Bank also looks to periodically extend borrowing terms with the FHLB and other parties and structure new repurchase agreements with terms providing some protection for future rate increases. If reinvestment rates and/or asset spreads are deemed unfavorable for new investments, investment proceeds are applied to the pay-down of short-term borrowings or are utilized to fund new loan commitments. Another strategy that is currently being executed is decreasing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio, by allowing existing maturities to run off without replacement and selling most newly-originated fixed rate loans into the secondary market under rate lock commitments, which are struck with third party buyers in order to limit rate risk between customer commitment and loan funding and sale into the secondary market. Other strategies include remixing the loan portfolio as cash flows from residential mortgages are received into shorter-lived, and typically higher-yielding commercial loans, offering special maturity, competitively priced term certificates of deposit to offset runoff in other certificate categories and in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume where competition is stronger and our market share is lower. The Bank also is continuing a strategy of focusing its marketing efforts on the generation or retention of low-cost and non-interest bearing transaction accounts, and more recently utilizing the Certificate of Deposit Account Registry Service (“CDARS®”) program as a replacement for non-renewed CDs or as an alternative to current higher costing wholesale borrowing sources including FHLB advances. The potential use of interest rate swap agreements to provide certain commercial loan commitments of a longer term nature is also an available resource to meet customer demands and hedge interest rate risk, although at this time, no such customer commitments have been generated.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control–Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2008, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Paul M. Limbert	/s/ Robert H. Young
Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young, LLP Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of WesBanco, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of WesBanco, Inc. and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 10, 2009

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 10, 2009

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2008	2007
ASSETS
Cash and due from banks, including interest bearing amounts of $65,145 and $1,364, respectively	$141,170	$130,219
Federal funds sold	—	276
Securities:
Available-for-sale, at fair value	934,138	935,635
Held-to-maturity (fair values of $1,214 and $1,449, respectively)	1,450	1,449

Total securities	935,588	937,084

Loans held for sale	3,874	39,717

Portfolio loans:
Commercial	510,902	505,541
Commercial real estate	1,699,023	1,682,675
Residential real estate	856,999	975,151
Home equity	217,436	193,209
Consumer	319,949	363,973

Total portfolio loans, net of unearned income	3,604,309	3,720,549
Allowance for loan losses	(49,803)	(38,543)

Net portfolio loans	3,554,506	3,682,006

Premises and equipment, net	93,693	94,143
Accrued interest receivable	19,966	23,677
Goodwill and other intangible assets, net	267,883	276,730
Bank-owned life insurance	101,229	98,273
Other assets	104,132	102,201

Total Assets	$5,222,041	$5,384,326

LIABILITIES
Deposits:
Non-interest bearing demand	$486,752	$519,287
Interest bearing demand	429,414	416,470
Money market	479,256	612,089
Savings deposits	423,830	440,358
Certificates of deposit	1,684,664	1,919,726

Total deposits	3,503,916	3,907,930

Federal Home Loan Bank borrowings	596,890	405,798
Other short-term borrowings	297,805	329,515
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,110	111,024

Total borrowings	1,005,805	846,337

Accrued interest payable	10,492	12,965
Other liabilities	42,457	36,775

Total Liabilities	4,562,670	4,804,007

SHAREHOLDERS’ EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value; 1,000,000 shares authorized; 75,000 shares issued and outstanding in 2008	72,332	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2008 and 2007; outstanding: 26,560,889 shares and 26,547,073 shares in 2008 and 2007, respectively	55,487	55,487
Capital surplus	193,221	190,222
Retained earnings	344,403	336,317
Treasury stock (72,959 and 86,775 shares at 2008 and 2007 respectively, at cost)	(1,661)	(1,983)
Accumulated other comprehensive income (loss)	(3,182)	1,450
Deferred benefits for directors	(1,229)	(1,174)

Total Shareholders’ Equity	659,371	580,319

Total Liabilities and Shareholders’ Equity	$5,222,041	$5,384,326

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2008	2007	2006
INTEREST AND DIVIDEND INCOME	$236,923	$199,044	$190,081
Loans, including fees
Interest and dividends on securities:
Taxable	29,096	20,758	19,283
Tax-exempt	14,526	14,542	16,068

Total interest and dividends on securities	43,622	35,300	35,351

Federal funds sold	299	830	272

Other interest income	922	1,219	1,565

Total interest and dividend income	281,766	236,393	227,269

INTEREST EXPENSE
Interest bearing demand deposits	4,809	4,695	3,708
Money market deposits	8,341	10,857	8,407
Savings deposits	3,089	5,591	5,902
Certificates of deposit	68,787	68,146	55,747

Total interest expense on deposits	85,026	89,289	73,764

Federal Home Loan Bank borrowings	20,659	13,189	17,130
Other short-term borrowings	8,401	8,754	7,938
Junior subordinated debt owed to unconsolidated subsidiary trusts	7,143	5,848	5,604

Total interest expense	121,229	117,080	104,436

NET INTEREST INCOME	160,537	119,313	122,833
Provision for credit losses	32,649	8,516	8,739

Net interest income after provision for credit losses	127,888	110,797	114,094

NON-INTEREST INCOME
Trust fees	14,883	16,212	15,039
Service charges on deposits	23,986	18,345	16,714
Bank-owned life insurance	3,807	4,019	2,951
Net securities gains (losses)	1,556	943	(7,798)
Net gains on sales of mortgage loans	1,594	1,664	1,084
Other income	11,520	11,756	12,418

Total non-interest income	57,346	52,939	40,408

NON-INTEREST EXPENSE
Salaries and wages	55,487	42,870	40,269
Employee benefits	16,637	14,531	13,414
Net occupancy	10,462	7,969	7,504
Equipment	10,968	7,656	7,921
Marketing	5,668	4,482	5,143
Amortization of intangible assets	3,810	2,485	2,511
Restructuring and merger-related expenses	3,945	635	540
Other operating expenses	35,647	30,418	28,902

Total non-interest expense	142,624	111,046	106,204

Income before provision for income taxes	42,610	52,690	48,298
Provision for income taxes	4,493	8,021	9,263

NET INCOME	$38,117	$44,669	$39,035

Preferred Dividends	293	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$37,824	$44,669	$39,035

EARNINGS PER COMMON SHARE
Basic	$1.42	$2.09	$1.79
Diluted	$1.42	$2.09	$1.79

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,551,467	21,359,935	21,762,567
Diluted	26,563,320	21,392,010	21,816,573

DIVIDENDS DECLARED PER COMMON SHARE	$1.12	$1.10	$1.06

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2008, 2007 and 2006
	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except per share amounts)	Shares	Amount	Shares	Amount
January 1, 2006	—	—	21,955,359	$49,200	$122,345	$300,452	$(47,769)	$(7,875)	$(1,123)	$415,230

Net income						39,035				39,035
Other comprehensive income (loss)								4,698		4,698

Total comprehensive income										43,733
Dividends declared on common stock ($1.06 per share)						(23,030)				(23,030)
Treasury shares purchased			(508,163)				(15,320)			(15,320)
Treasury shares sold			49,597		(61)		1,234			1,173
Tax benefit from employee benefit plans					775					775
Adjustment to initially apply FASB Statement No. 158, net of tax								(5,686)		(5,686)
Deferred benefits for directors—net					111				(111)	—

December 31, 2006	—	—	21,496,793	$49,200	$123,170	$316,457	$(61,855)	$(8,863)	$(1,234)	$416,875

Net income						44,669				44,669
Other comprehensive income (loss)								10,313		10,313

Total comprehensive income										54,982
Dividends delcared on common stock ($1.10 per share)						(24,511)				(24,511)
Treasury shares purchased			(1,045,673)				(30,683)			(30,683)
Treasury shares sold			24,697		(86)		646			560
Cumulative change in accounting principle						(298)				(298)
Tax benefit from employee benefit plans					84					84
Stock option expense					221					221
Deferred benefits for directors—net					(60)				60	—
Shares issued for acquisition			6,071,256	6,287	66,893		89,909			163,089

December 31, 2007	—	—	26,547,073	$55,487	$190,222	$336,317	$(1,983)	$1,450	$(1,174)	$580,319

Net income						38,117				38,117
Other comprehensive income (loss)								(4,632)		(4,632)

Total comprehensive income										33,485
Preferred dividends and amortization of discount		33				(293)				(260)
Dividends declared on common stock ($1.12 per share)						(29,738)				(29,738)
Treasury shares sold			13,816		17		322			339
Issuance of preferred stock (1)	75,000	72,299								72,299
Warrant for common shares issuance					2,624					2,624
Stock option expense					303					303
Deferred benefits for directors—net					55				(55)	—

December 31, 2008	75,000	$72,332	26,560,889	$55,487	$193,221	$344,403	$(1,661)	$(3,182)	$(1,229)	$659,371

(1)	The preferred stock issued to the U.S. Treasury in the amount of $75 million is presented net of a discount of $2.7 million. For more information see Footnote 3—Troubled Asset Relief Program—Capital Purchase Program.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$38,117	$44,669	$39,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,443	5,876	5,546
Net accretion	(1,061)	(1,162)	(1,307)
Provision for credit losses	32,649	8,516	8,739
Net securities (gains) losses	(1,556)	(943)	7,798
Net gains on sales of mortgage loans	(1,594)	(1,664)	(1,084)
Excess tax benefits from stock-based compensation arrangements	—	(84)	(775)
Deferred income taxes	(5,395)	(2,112)	(395)
Increase in cash surrender value of bank-owned life insurance	(2,956)	(2,572)	(2,900)
Loans originated for sale	(117,779)	(122,091)	(73,028)
Proceeds from the sale of loans originated for sale	118,206	123,039	72,895
Net change in: other assets and accrued interest receivable	(190)	(4,423)	17,813
Net change in: other liabilities and accrued interest payable	(4,013)	11,072	3,405
Other—net	2,911	513	(2,452)

Net cash provided by operating activities	64,782	58,634	73,290

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	45,247	48,590	200,152
Proceeds from maturities, prepayments and calls	212,983	163,660	285,908
Purchases of securities	(245,903)	(239,459)	(278,991)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	—	6,754	51,521
Purchases of securities	—	(200)	(2,187)
Acquisition, net of cash acquired	—	7,026	—
Sale of branches, net of cash paid	(25,838)	—	(14,379)
Net decrease (increase) in loans	95,063	121,307	(2,152)
Purchases of premises and equipment—net	(7,138)	(9,386)	(5,680)
Sale of portfolio loans—net	2,261	1,840	5,974

Net cash provided by investing activities	76,675	100,132	240,166

FINANCING ACTIVITIES
(Decrease) increase in deposits	(338,574)	(39,993)	2,125
Proceeds from Federal Home Loan Bank borrowings	592,274	100,000	297,900
Repayment of Federal Home Loan Bank borrowings	(398,496)	(189,836)	(549,300)
Increase (decrease) in other short-term borrowings	(83,835)	63,197	(17,741)
Increase (decrease) in federal funds purchased	52,125	2,000	(24,000)
Proceeds from issuance of preferred stock and common stock warrant	75,000	—	—
Dividends paid	(29,615)	(30,205)	(23,071)
Treasury shares sold (purchased)—net	339	(30,123)	(14,147)
Excess tax benefits from stock-based compensation arrangements	—	84	775

Net cash used in financing activities	(130,782)	(124,876)	(327,459)

Net increase (decrease) in cash and cash equivalents	10,675	33,890	(14,003)
Cash and cash equivalents at beginning of the year	130,495	96,605	110,608

Cash and cash equivalents at end of the year	$141,170	$130,495	$96,605

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$121,584	$116,932	$103,194
Income taxes paid	7,000	11,495	10,450
Transfers of loans to other real estate owned	1,997	2,812	3,827
Transfers of loans to held for sale	—	35,886	—
Transfers of held to maturity securities to available for sale securities	—	340,767	—

Summary of Business Acquisition
Fair value of tangible assets acquired	—	1,239,088	—
Fair value of other intangibles acquired	—	14,127	—
Fair value of liabilities assumed	—	(1,184,946)	—
Stock issued for the purchase of acquired company’s common stock	—	(163,089)	—
Cash paid in the acquisition	—	(25,313)	—

Goodwill recognized	$—	$(120,133)	$—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”)), headquartered in Wheeling, West Virginia, operates through 109 banking offices, one loan production office and 139 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

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

VARIABLE INTEREST ENTITIES—Variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. The company uses VIEs in various legal forms to conduct normal business activities. WesBanco reviews the structure and activities of VIEs for possible consolidation.

A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has nine wholly-owned trust subsidiaries, (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns variable interests of less than twenty-five percent in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. Accordingly, these partnerships and their net assets, which are discussed below under the caption “Investments in Limited Partnerships” are not included in the Consolidated Financial Statements.

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

Cost-Method Investments: Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consisting of Federal Home Loan Bank stock and Federal Reserve Bank stock totaled $32.1 million and $18.6 million at December 31, 2008 and 2007, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. No such events were identified during the periods presented. Accordingly, no impairment testing was performed.

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

LOANS AND LOANS HELD FOR SALE—Loans are reported at the principal amount outstanding, net of unearned income. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case recognition of income is discontinued. Loans originated and intended for sale are carried at the lower of cost or estimated market value.

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

ALLOWANCE FOR LOAN LOSSES—The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans based on a judgmental analysis of certain factors such as economic trends, changes in loan staffing, trends in the portfolio itself and other factors. WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses; however, there have been no material substantive changes to such models and techniques compared to prior periods. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio.

In addition to the allowance for loan losses and the liability for loss on loan commitments, American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, requires the recording of a credit valuation adjustment against purchased loans for which there is, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. The credit valuation adjustment required by SOP 03-3 represents a permanent reduction in the carrying value of loans and is not included as part of the allowance for loan losses. The method used to determine the amount of the credit valuation adjustment for purchased loans that meet the criteria for application of SOP 03-3 is similar to that used to determine the specific reserves pursuant to SFAS No. 114.

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

PREFERRED STOCK AND STOCK WARRANTS—Preferred securities and the warrant are classified in equity on the balance sheet. The preferred stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock” (“SAB No. 68”). The proceeds received in conjunction with the issuance of preferred stock and the warrant were allocated to preferred stock and the warrant based on their relative fair values. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

Warrants are evaluated for liability or equity treatment. The WesBanco warrant outstanding is carried in equity until exercised or expired based on the SEC and FASB’s view that they would not object to classification of such warrants as permanent equity. This view is consistent with the objective of the Capital Purchase Program that equity in these securities should be considered part of equity for regulatory reporting purposes. The fair value of the warrant used in allocating total proceeds received was determined based on a binomial model.

INCOME TAXES—The provision for income taxes included in the Consolidated Statements of Income includes both federal and state income taxes and is based on income in the financial statements, rather than amounts reported on WesBanco’s income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income or expense in the period that includes the enactment date. A test of the anticipated realizability of deferred tax assets is performed at least annually.

FAIR VALUE—On January 1, 2008, WesBanco adopted the provisions of SFAS 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3—Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

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

The fair value for certain securities classified within level 3 of the fair value hierarchy are determined based on an income approach valuation technique that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs using market adjusted discount rates and other key considerations, including credit quality, as defined by FASB Staff Position (FSP) FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”

Mortgage servicing rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. If the carrying value exceeds fair value, they are considered impaired and are classified within level 3 of the fair value hierarchy as a result. These rights are measured at fair value on a nonrecurring basis.

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

ADVERTISING COSTS—Advertising costs are expensed as incurred and totaled $2.7 million, $2.2 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

EARNINGS PER COMMON SHARE—Earnings per common share is computed after recognition of preferred stock dividend requirements. Basic earnings per common share (“EPS”) are calculated by dividing net income available to common stockholders, which is net of preferred dividends, by the weighted-average number of shares of common stock outstanding during each period. For diluted EPS, the weighted-average number of shares for each period is increased by the number of shares which would be issued assuming the exercise of common stock options and the warrant issued to the Treasury. Shares held by the employee stock ownership plan (“ESOP”) are considered outstanding shares.

TRUST ASSETS—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain trust assets are held on deposit at the Bank.

COMPREHENSIVE INCOME—Sources of comprehensive income not included in net income are net of tax and consist of unrealized gains and losses (net of fair value adjustments) on securities available-for-sale and on derivatives, and additional pension liability.

STOCK-BASED COMPENSATION—WesBanco accounts for stock based compensation under SFAS No. 123(R), “Share-Based Payment.” Awards granted are valued at fair value and compensation cost is recognized on a straight line basis, net of estimated forfeitures, over the requisite service period of each award.

DEFINED BENEFIT PENSION PLAN—Under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends FASB Statements No. 87, 88, 106, and 132(R), WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco also recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income.

Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses.

RECENT ACCOUNTING PRONOUNCEMENTS—In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for business combinations consummated by WesBanco after December 31, 2008 and is to be applied prospectively. While its adoption will not have any impact on current assets and liabilities, the statement’s implementation for future acquisitions may materially adjust the accounting for the acquired assets and liabilities of such a business combination, if any were to be consummated.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. WesBanco does not believe that this statement will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for years beginning after November 15, 2008. WesBanco does not believe that this statement will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It became effective November 13, 2008. The adoption of this statement did not have a material impact on WesBanco’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2008	2007	2006
Numerator for both basic and diluted earnings per common share:
Net Income	$38,117	$44,669	$39,035
Less: Preferred dividends	(293)	—	—

Net Income Available to Common Shareholders	$37,824	$44,669	$39,035

Denominator:
Total average basic common shares outstanding	26,551,467	21,359,935	21,762,567
Effect of dilutive stock options	11,853	32,075	54,006

Total diluted average common shares outstanding	26,563,320	21,392,010	21,816,573

Earnings per common share—basic	$1.42	$2.09	$1.79
Earnings per common share—diluted	$1.42	$2.09	$1.79

On December 5, 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock to the Treasury. The warrant is considered in the calculation of diluted earnings per share, but due to its anti-dilutive impact at year-end, it had no effect on earnings per share in 2008. See Note 3 “Troubled Asset Relief Program Capital Purchase Program” for additional information.

NOTE 3. TROUBLED ASSET RELIEF PROGRAM—CAPITAL PURCHASE PROGRAM

On December 5, 2008, WesBanco, Inc. issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock, to the Treasury under the Capital Purchase Program for an aggregate purchase price of $75.0 million in cash.

The Series A Preferred Stock has a liquidation preference of $1,000 per share and qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter with quarterly dividend payment dates on February 15, May 15, August 15 and November 15 of each year. The warrant has a ten year term and was immediately exercisable upon its issuance, with an exercise price equal to $25.61 per share of the Common Stock.

Upon issuance of the Series A Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock were subject to restrictions (1) in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock, and (2) against increasing dividends from the last quarterly cash dividend per share of $0.28 declared on the Common Stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also is restricted.

The proceeds from the Treasury are allocated to the Series A Preferred Stock and the warrant based on relative fair value. The fair value of the Series A Preferred Stock was determined through a discounted future cash flow model at a discount rate of 13.5%. A binomial option pricing model was used to calculate the fair value of the warrant. The model includes assumptions regarding WesBanco’s, dividend yield, stock price volatility, and the risk-free interest rate. The relative fair value of the Series A Preferred Stock and the warrant on December 5, 2008, was $72.4 million and $2.6 million, respectively.

WesBanco calculated a discount on the preferred stock in the amount of $2.7 million which will be amortized over a 5 year period. The effective yield on the amortization of the Series A Preferred Stock is approximately 5.84%. In determining net income available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income. As of December 31, 2008, WesBanco accrued dividends and recorded amortization on Series A Preferred Stock for $260 thousand and $33 thousand, respectively.

On February 17, 2009 the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was signed into law, which contains provisions that significantly impact TARP recipients both retroactively and prospectively. Restrictions on repayment, including the Tier 1 qualified capital raise requirement, have been removed allowing institutions to repay the TARP funds without limitation. However, approval from the primary regulator is required. If the treasury is repaid, it will liquidate the warrant it holds at current market price. The Stimulus Bill has also imposed more strict compensation limitations and expands the number of executives covered based upon the amount of TARP funds received. These provisions will apply to existing and future TARP recipients for periods the TARP capital is outstanding.

NOTE 4. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies and corporations	$42,260	$898	$—	$43,158	$82,618	$906	$(27)	$83,497
Mortgage-backed securities and collateralized mortgage obligations of government agencies	513,942	10,130	(175)	523,897	455,927	2,538	(2,264)	456,201
Other mortgage-backed securities and collateralized mortgage obligations	4,242	19	(111)	4,150	4,891	—	(70)	4,821
Obligations of states and political subdivisions	352,995	7,834	(1,404)	359,425	379,131	7,156	(439)	385,848

Total debt securities	913,439	18,881	(1,690)	930,630	922,567	10,600	(2,800)	930,367
Equity securities	3,143	394	(29)	3,508	4,022	1,303	(57)	5,268

Total	$916,582	$19,275	$(1,719)	$934,138	$926,589	$11,903	$(2,857)	$935,635

Held-to-Maturity
Corporate Securities	$1,450	$—	$(236)	$1,214	$1,449	$—	$—	$1,449

Total	$1,450	$—	$(236)	$1,214	$1,449	$—	$—	$1,449

At December 31, 2008 and 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Effective March 31, 2007, all held-to-maturity securities were transferred to available-for-sale. The securities were transferred to increase the level of securities available to pledge as collateral to support municipal deposits and borrowings that may require pledged collateral. The securities transferred were obligations of states and political subdivisions which have only limited use as pledged collateral due to regulatory and other restrictions. The amortized cost of the transferred securities, at the date of transfer, was $334.9 million, and the pre-tax gain recognized in other comprehensive income relating to the transfer was $5.8 million. WesBanco acquired one held-to-maturity security through the acquisition of Oak Hill which represents the entire held-to-maturity securities portfolio at December 31, 2008 and 2007, respectively.

The following table shows amortized cost and estimated fair values of securities by maturity: (1)

(in thousands)	December 31, 2008
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$133,403	$134,784	$—	$—
After one year, but within five years	615,843	629,319	—	—
After five years, but within ten years	121,545	124,161	—	—
After ten years	45,791	45,874	1,450	1,214

Total	$916,582	$934,138	$1,450	$1,214

(1)	Mortgage-backed securities are assigned to maturity categories based on estimated weighted-average lives. Available-for-sale securities in the after ten-year category include securities with no stated maturity. Other securities with prepayment or call provisions are categorized based on contractual maturities.

Securities with aggregate par values of $551.1 million and $390.8 million and aggregate carrying values of $552.8 million and $390.2 million at December 31, 2008 and 2007, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $45.2 million, $48.6 million and $200.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gross security gains on available-for-sale securities of $1.7 million, $0.9 million and $0.2 million and gross security losses on available-for-sale securities of $199 thousand, $19 thousand, and $8.0 million were realized for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 and 2006 figures include other-than-temporary impairment losses of $186 thousand and $8.0 million, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2008 and 2007:

	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
December 31, 2008
Mortgage-backed securities and collateralized mortgage obligations	$2,956	$(6)	12	$20,416	$(280)	15	$23,372	$(286)	27
Obligations of states and political subdivisions	42,034	(1,171)	72	12,502	(233)	24	54,536	(1,404)	96
Corporate securities	1,214	(236)	1	—	—	—	1,214	(236)	1
Equity securities	1,289	(29)	2	—	—	—	1,289	(29)	2

Total temporarily impaired securities	$47,493	$(1,442)	87	$32,918	$(513)	39	$80,411	$(1,955)	126

December 31, 2007
Other government agencies and corporations	$—	$—	—	$10,973	$(27)	2	$10,973	$(27)	2
Mortgage-backed securities and collateralized mortgage obligations	38,824	(119)	22	158,968	(2,215)	68	197,792	(2,334)	90
Obligations of states and political subdivisions	19,541	(133)	48	40,246	(306)	102	59,787	(439)	150

Total temporarily impaired securities	$58,365	$(252)	70	$210,187	$(2,548)	172	$268,552	$(2,800)	242

Unrealized losses in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Losses in the available-for-sale portfolio are accounted for as an adjustment to other comprehensive income in shareholders’ equity. WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale.

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality as none of them have had credit downgrades to below investment grade quality and all are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices. WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2008, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income.

NOTE 5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.3 million and $4.1 million at December 31, 2008 and 2007, respectively.

The following table presents changes in the allowance for loan losses:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Balance at beginning of year	$38,543	$31,979	$30,957
Allowance for loan losses of acquired bank	—	6,405	—
Provision for loan losses	32,530	8,267	8,739
Charge-offs	(25,031)	(10,073)	(10,697)
Recoveries	3,761	1,965	2,980

Net charge-offs	(21,270)	(8,108)	(7,717)

Balance at end of year	$49,803	$38,543	$31,979

The following tables summarize loans classified as impaired:

	December 31,
(in thousands)	2008	2007
Balance of impaired loans with no allocated allowance for loan losses	$25,296	$23,836
Balance of impaired loans with an allocated allowance for loan losses	22,202	8,860

Total impaired loans	$47,498	$32,696

Allowance for loan losses allocated to impaired loans	$5,113	$1,553

	For the years ended December 31,
(in thousands)	2008	2007	2006
Average impaired loans	$39,762	$25,916	$16,552
Amount of contractual interest income on impaired loans	2,102	1,005	1,074
Amount of interest income recognized on a cash basis	785	437	442

At December 31, 2008, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creating a valuation allowance in the initial accounting for these loans.

WesBanco acquired $18.7 million of impaired loans in the Oak Hill acquisition which closed on November 30, 2007. These loans were recorded at their fair value of $12.0 million with no associated allowance for loan losses in accordance with the provisions of SOP 03-3. The balance of these loans at December 31, 2007 was $8.0 million. As of December 31, 2008, $7.5 million of Oak Hill acquired impaired loans were outstanding. The net carrying amount of these loans at December 31, 2008 was $5.9 million.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2008	2007
Other real estate owned	$1,647	$3,581
Repossessed assets	907	417

Total other real estate owned and repossessed assets	$2,554	$3,998

NOTE 6. LOANS SERVICED FOR OTHERS AND MORTGAGE SERVICING RIGHTS

As of December 31, 2008 and 2007, WesBanco serviced loans for others aggregating approximately $337.8 million and $367.8 million, respectively. Such loans are not included in the Consolidated Balance Sheets. At December 31, 2008, WesBanco held custodial funds of $3.4 million relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

At December 31, 2008 and 2007, the unamortized balance of mortgage servicing rights (MSRs) related to these loans was approximately $4.3 million and $4.5 million of capitalized MSRs, respectively. The fair value of the MSRs was $5.2 million at December 31, 2008 and 2007, which for all pools exceeded carrying value at December 31, 2008. Accordingly, no valuation allowance was recorded at December 31, 2008. Oak Hill had recorded a valuation allowance totaling $0.1 million relating to its pools of MSRs at December 31, 2007. Amortization of MSRs was $0.6 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2008	2007
Land and improvements	$22,518	$20,275
Buildings and improvements	95,080	96,546
Furniture and equipment	67,904	64,847

Total cost	185,502	181,668
Accumulated depreciation and amortization	(91,809)	(87,525)

Total premises and equipment, net	$93,693	$94,143

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2008, 2007 and 2006 was $7.4 million, $5.9 million and $5.5 million, respectively.

WesBanco leases certain premises and equipment under non-cancelable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under operating leases, excluding contingent rental payments, was $2.5 million, $1.7 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. WesBanco had no contingent operating leases for the year ended December 31, 2008; however, in 2007 and 2006, respectively, WesBanco had certain contingent operating leases that had a combination of minimum required payments and payments based upon usage and transactions as well as an operating lease whose payment was based solely on usage. WesBanco’s operating lease expense for contingent rentals based on usage or transactions was $0.6 million for each of the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008 are as follows:

(in thousands)
Year	Amount
2009	$1,607
2010	1,364
2011	1,149
2012	968
2013	761
2014 and thereafter	5,775

Total	$11,624

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $254.2 million and $257.2 million at December 31, 2008 and 2007, respectively. In 2008, the decrease in goodwill and other intangible assets relates to subsequent revisions of pre-acquisition contingencies recorded in 2007 which have resulted in adjustments to goodwill and other intangible assets in 2008 in the amounts of $3.0 million and $2.0 million, respectively, which consist primarily of revisions to core deposit intangibles from the sale of five Oak Hill Branches, customer lists, and other purchase accounting adjustments in connection with the Oak Hill acquisition. The adjustments were allocated to WesBanco’s community banking segment.

WesBanco’s other intangible assets primarily consist of core deposit intangibles which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over weighted average estimated useful lives ranging from ten to sixteen years. Amortization of other intangible assets totaled $3.8 and $2.5 million for the years ended December 31, 2008 and 2007, respectively. As required, WesBanco completed its annual goodwill impairment test as of November 30, 2008 and determined that goodwill was not impaired. There were no events or changes in circumstances indicating impairment of core deposit intangibles as of December 31, 2008.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2008	2007
Gross carrying amount	$29,712	$31,752
Accumulated amortization	(16,031)	(12,221)

Net carrying amount	$13,681	$19,531

The following table shows WesBanco’s other intangible assets amortization for each of the next five years:

(in thousands)
Year	Amount
2009	2,616
2010	2,167
2011	1,900
2012	1,635
2013	1,176

NOTE 9. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. At December 31, 2008 and 2007, WesBanco had $7.1 million and $7.9 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $2.4 million and $3.5 million, at December 31, 2008 and 2007, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2008, 2007 and 2006 totaling $0.8 million, each year, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, WesBanco recognized impairment on these partnerships in the amount of $0.2 million. No impairment was recognized in 2007 or 2006.

WesBanco is also a limited partner in seven other limited partnerships. Three of the limited partnerships provide seed money and capital to start up companies, another provides media distribution services and the others provide financing to low-income housing projects. At December 31, 2008 and 2007, WesBanco had $3.5 million and $3.3 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2008, 2007 and 2006 which totaled $0.4 million, $0.2 million and $0.1 million, respectively.

NOTE 10. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $520.5 million and $580.0 million as of December 31, 2008 and 2007, respectively. Interest expense on certificates of deposit of $100 thousand or more was $22.6 million, $22.6 million and $18.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the scheduled maturities of total certificates of deposit are as follows:

(in thousands)
Year	Amount
2009	$1,068,783
2010	375,534
2011	52,270
2012	20,013
2013	159,620
2014 and thereafter	8,444

Total	$1,684,664

NOTE 11. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System. WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2008 and 2007 WesBanco had FHLB borrowings of $596.9 million and $405.8 million, respectively, with a weighted-average interest rate of 3.90% and 4.60%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $32.1 million at December 31, 2008 and $25.3 million at December 31, 2007 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2008 and 2007 was estimated to be approximately $848.8 million and $1,203.1 million, respectively.

On December 23, 2008 the FHLB of Pittsburgh announced that it will suspend dividends and the repurchase of excess capital stock from its member banks. The FHLB of Pittsburgh stock owned by WesBanco totaled $26.3 million and $14.8 million at December 31, 2008 and 2007, respectively, and is held primarily to serve as collateral on FHLB borrowings. Dividend income recognized on FHLB of Pittsburgh stock totaled $0.4 million and $0.9 million for 2008 and 2007, respectively. Additionally, the Bank owned $5.7 million and $10.5 million of FHLB of Cincinnati stock at December 31, 2008 and 2007, respectively, which paid a cash dividend at an annualized rate of 5.00% for the fourth quarter of 2008 and a stock dividend at an annualized rate of 6.00% for the fourth quarter of 2007.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $596.9 million outstanding at December 31, 2008, $270.2 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2008 based on their contractual maturity dates and effective interest rates:

(dollars in thousands)	Scheduled Maturity	Weighted Average Rate
Year
2009	$97,616	4.17%
2010	262,028	3.84%
2011	85,311	3.76%
2012	56,738	4.45%
2013	51,139	3.29%
2014 and thereafter	44,058	3.86%

Total	$596,890	3.90%

NOTE 12. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	December 31,
(in thousands)	2008	2007	2006
Federal funds purchased	$52,000	$52,000	$50,000
Securities sold under agreements to repurchase	245,165	228,870	142,591
Treasury tax and loan notes and other	640	645	1,933
Revolving line of credit	—	48,000	8,037

Total	$297,805	$329,515	$202,561

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2008	2007	2006
Outstanding balance at year end	$245,165	$228,870	$142,591
Average balance during the year	211,739	142,246	131,562
Maximum month-end balance during the year	254,141	236,964	185,093
Average interest rate at year end	1.89%	3.20%	4.73%
Average interest rate during the year	2.91%	4.65%	4.42%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. In addition, $142.0 million of the balance outstanding at December 31, 2008 was transacted with other banks, of which $100.0 million of such agreements are callable, have a three-year maturity and float based on the three-month LIBOR with floors and caps embedded in the agreements.

WesBanco (parent company) has a $48.0 million line of credit with a third-party bank that bears interest at an adjusted LIBOR rate plus 90 basis points as defined in the agreement. The line matures in May 2009 and contains a financial covenant with which WesBanco was in compliance as of December 31, 2008. At December 31, 2008 there was no outstanding balance on the line of credit, while at December 31, 2007 the entire $48 million was outstanding.

The Federal Deposit Insurance Corporation (FDIC) created the Temporary Liquidity Guarantee Program in the fourth quarter of 2008. Under this program certain debt of qualifying financial institutions can be guaranteed by the FDIC. Eligible debt must be outstanding at September 30, 2008 or subsequently issued for amounts up to 2% of total liabilities and scheduled to mature prior to June 30, 2012. WesBanco is participating in this program as of year end, although there was no eligible debt outstanding at September 30, 2008 and the Company would only be able to issue such debt at the Bank under the 2% of total liabilities rule.

NOTE 13. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, and WesBanco, Inc. Capital Trusts IV, V and VI, (“Trusts”) and Oak Hill Capital Trusts I, II, III and IV, are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Pooled Trust Preferred Securities (“Trust Preferred Securities”) through pooled trust preferred programs and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco and former Oak Hill Bank, which are the sole assets of the Trusts. The Trusts pays dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the junior subordinated debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Trusts were organized Trust I in 2000, Trusts II and III in 2004, and Trust IV in 2005.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve currently allows bank holding companies to include trust preferred securities up to a certain limit of Tier 1 Capital and all such securities qualified as Tier I instruments at December 31, 2008. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of December 31, 2008:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008	(6)
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008	(6)
WesBanco, Inc. Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009	(6)
WesBanco, Inc. Capital Trust V (4)	20,000	619	20,619	6/17/2034	6/17/2009	(6)
WesBanco, Inc. Capital Trust VI (5)	15,000	464	15,464	3/17/2035	3/17/2010	(6)

Total trust preferred securities	85,000	2,638	87,638

Oak Hill Capital Trust I (7)	5,079	155	5,234	3/8/2030	3/8/2010	(11)
Oak Hill Capital Trust II (8)	4,980	155	5,135	10/18/2034	10/18/2009	(6)
Oak Hill Capital Trust III (9)	7,919	248	8,167	10/18/2034	10/18/2009	(6)
Oak Hill Capital Trust IV (10)	4,781	155	4,936	6/30/2035	6/30/2015	(6)

Total trust preferred securities	22,759	713	23,472

Total Consolidated trust preferred securities	$107,759	$3,351	$111,110

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 4.62% through March 31, 2009, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 4.57% through March 26, 2009, adjustable quarterly through maturity.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 4.52% through March 17, 2009, adjustable quarterly.
(4)	Fixed rate of 6.91% through June 17, 2009 and three-month LIBOR plus 2.65% thereafter.
(5)	Fixed rate of 6.37% through March 17, 2010 and three-month LIBOR plus 1.77% thereafter.
(6)	No redemption is possible under the terms of the TARP Capital Purchase Program while the Series A Preferred Stock is outstanding, otherwise the security is redeemable at par after the noted date.
(7)	Fixed rate of 10.875% through maturity.
(8)	Fixed rate of 6.24% through 10/18/09 and three-month LIBOR plus 2.40% thereafter, adjustable quarterly.
(9)	Floating rate of three-month LIBOR plus 2.30%, adjustable quarterly through maturity.
(10)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60%, adjustable quarterly.
(11)	No redemption is possible under the terms of the TARP Capital Purchase Program while the Series A Preferred Stock is outstanding, otherwise the security is redeemable at premium from March 8, 2010 through March 18, 2019 and at par thereafter.

NOTE 14. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN—The WesBanco, Inc. Defined Benefit Pension Plan (“the Plan”) established on January 1, 1985, is a non-contributory, defined benefit pension plan. The Plan covers all employees of WesBanco, Inc. and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements. Benefits of the Plan are generally based on years of service and the employee’s compensation during the last five years of employment. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. WesBanco uses a December 31 measurement date for its Defined Benefit Pension Plan.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2008	2007
Accumulated benefit obligation at end of year	$47,411	$43,062

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$49,353	$50,161
Service cost	2,307	2,413
Interest cost	3,168	2,979
Actuarial (gain) loss	1,631	(3,387)
Benefits paid	(2,520)	(2,813)

Projected benefit obligation at end of year	$53,939	$49,353

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$54,485	$51,084
Actual return on plan assets	(10,356)	3,214
Employer contributions	5,000	3,000
Benefits paid	(2,520)	(2,813)

Fair value of plan assets at end of year	$46,609	$54,485

Amounts recognized in the statement of financial position:
Funded status	$(7,330)	$5,132
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Net amounts recognized as prepaid (accrued) pension costs in the consolidated balance sheets	$(7,330)	$5,132

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	142	25
Unrecognized net loss	22,415	6,393

Net amounts recognized in accumulated other comprehensive income	$22,557	$6,418

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.50%
Rate of compensation increase	3.25%	3.50%

The components of and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the years ended December 31,
(dollars in thousands)	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$2,307	$2,413	$2,339
Interest cost	3,167	2,979	2,736
Expected return on plan assets	(4,551)	(4,265)	(3,715)
Amortization of prior service cost	(117)	(117)	(143)
Amortization of net loss	516	760	1,038

Net periodic pension cost	$1,322	$1,770	$2,255

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost for period	$—	$—	$391
Net loss (gain) for period	16,539	(2,337)	(4,133)
Amortization of prior service cost	117	117	143
Amortization of net loss	(516)	(760)	(1,038)

Total recognized in other comprehensive income	$16,140	$(2,980)	$(4,637)

Total recognized in net periodic pension cost and other comprehensive income	$17,462	$(1,210)	$(2,382)

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	6.50%	6.00%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected long-term return on assets	8.50%	8.50%	8.50%

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into the net periodic pension costs over the next fiscal year are $1.7 million and $0.1 million, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over an expected future service period of 13 years.

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

A maximum of 10% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. Although most of the portfolio is to be invested in large capitalization stocks, up to 25% of the equity portfolio may be invested in NASDAQ stocks. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated BAA1 by Moody’s or BBB+ by Standard and Poors or higher. No more than 10% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years.

There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2008 and 2007 the Plan’s equity securities included 55,300 of WesBanco common stock with a fair market value of $1.5 million and $1.1 million. Dividends received on WesBanco stock held by the plan were $0.1 million for each of the years ended December 31, 2008 and 2007, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2008	December 31,
		2008	2007
Asset Category:
Equity securities	50 – 75%	59%	58%
Debt securities	25 – 50%	41%	35%
Cash and cash equivalents	0 – 25%	0%	7%

Total		100%	100%

CASH FLOWS—WesBanco has no required minimum contribution to the Plan for 2009 and as of December 31, 2008 has not determined the amount of any voluntary contributions it may make in 2009.

The following table presents estimated benefits to be paid in each of next five years and in the aggregate for the five years thereafter:

(in thousands)
Year	Amount
2009	$1,939
2010	2,043
2011	2,158
2012	2,317
2013	2,458
2014 to 2018	15,677

EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory internally leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the three years ended December 31, 2008, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions.

As of December 31, 2008, the KSOP held 697,700 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant, at their election. Total expense for the KSOP for 2008 was $1.7 million and $1.3 million in 2007 and 2006.

The previously acquired Oak Hill Banks had a profit sharing and 401(k) savings plan that covered all employees who hade attained the age of twenty-one and completed three months of continuous service. The profit-sharing plan was non-contributory by employees and contributions to the plan were made at the discretion of the Board of Directors. No profit sharing contributions were made during the one month ended December 31, 2007. The 401(k) savings plan allowed employees to make voluntary, tax-deferred contributions of up to 15% of their base annual compensation. The Bank provided, at its discretion, a 50% matching of funds for each participant’s contribution, subject to a maximum of 6% of base compensation. The Bank’s matching contributions under the 401(k) plan totaled $48 thousand for the one month ended December 31, 2007. On

November 30, 2007 the Oak Hill profit sharing and 401(k) savings plans were closed to new participants. Based on eligibility dates, all new Oak Hill participants were automatically enrolled in the WesBanco 401(k) plan. WesBanco merged the Oak Hill plan into its plan during the second quarter of 2008.

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

Compensation expense for the Annual Bonus was $0.7 million, $1.0 million and $0.8 million for 2008, 2007, and 2006, respectively. During 2007 and 2006, WesBanco deferred a portion of these awards in the amounts of $95 thousand each year, to certain officers as an inducement to retain their services. Such deferred bonuses generally are paid, assuming continued service, one-third each year commencing in the third year after they are deferred. No such bonus award was deferred in 2008.

The stock option component provides for granting of stock options to eligible employees. Compensation expense for the Stock Option Plan recorded was $0.3 million and $0.2 million and $0 in 2008, 2007 and 2006, respectively. The maximum term of all options granted under WesBanco’s Stock Option Plan is ten years from the original grant date. At December 31, 2008 and 2007, WesBanco had 186,869 and 264,369 shares remaining for future issuance under equity compensation plans, respectively.

During 2008, WesBanco’s Board of Directors approved a 77,500 share stock option grant to selected participants, including certain named executive officers. The stock option grants were effective as of May 21, 2008, at a grant price of $21.72, which was the closing price of the stock on May 20, 2008. These options were not performance-based and vested as of December 31, 2008. These options will expire seven years from the date of grant, or May 21, 2015.

The total intrinsic value of options exercised for the years ended December 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively. The cash received and related tax benefit realized from stock options exercised at December 31, 2008 and 2007 was $0.3 million and $37 thousand and $0.6 million and $0.1 million, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2008	2007	2006
Weighted-average life	7 Years	7 Years	6 Years
Risk-free interest rate	2.83%	4.56%	5.04%
Dividend yield	5.16%	3.57%	3.60%
Volatility factor	33.28%	21.43%	27.01%
Fair value of the grants	$3.95	$4.95	$6.99

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

The following table shows the share activity in the Option Plan:

For the year ended December 31, 2008	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	370,704	$24.92
Granted during the year	77,500	21.72
Exercised during the year	(13,816)	21.84
Forfeited or expired during the year	(41,261)	29.59

Outstanding at end of the year	393,127	$23.91

Exercisable at year end	393,127	$23.91

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $1.5 million.

The following table shows the average remaining life of the stock options at December 31, 2008:

Year Issued	Exerciseable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2000	10,500	$22.00	10,500	$22.00	1.32
2001	58,160	20.74	58,160	20.74	2.30
2002	127,558	23.96	127,558	23.96	3.89
2004	48,833	26.60	48,833	26.60	5.38
2005 (1)	14,364	11.59 to 17.55	14,364	14.66	2.26
2007 (2)	13,062	24.25 to 29.63	13,062	28.96	5.85
2007	43,900	30.75	43,900	30.75	5.38
2008	76,750	21.72	76,750	21.72	6.39

Total	393,127	$11.59 to $30.75	393,127	$23.91	4.43

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton.

(2)	Remaining options assumed in the November 30, 2007 acquisition of Oak Hill.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of professional fees, general and administrative expenses, supplies, postage, telecommunications, miscellaneous taxes and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Professional fees	$6,906	$6,769	$5,369
General and administrative	2,688	2,477	1,684
Supplies	2,732	1,929	1,870
Postage	3,940	3,227	3,167
Telecommunications	3,008	2,070	2,891
Miscellaneous taxes	6,559	5,633	6,133
Other	9,814	8,313	7,788

Total other expenses	$35,647	$30,418	$28,902

NOTE 16. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(13.4)%	(11.0)%	(11.4)%
State income taxes, net of federal tax effect	(1.2)%	1.0%	0.2%
Bank-owned life insurance	(3.1)%	(2.7)%	(2.2)%
General business credits	(6.8)%	(1.9)%	(1.9)%
Tax effect of amended returns	0.0%	(0.6)%	0.0%
Correction of prior period security accretion	0.0%	(3.1)%	0.0%
All other—net	0.0%	(1.5)%	(0.5)%

Effective tax rate	10.5%	15.2%	19.2%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$8,537	$9,146	$9,337
State	(542)	987	314
Deferred:
Federal	(3,252)	(1,901)	(245)
State	(250)	(211)	(143)

Total	$4,493	$8,021	$9,263

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Securities, derivative transactions and defined benefit pension plan	$2,799	$6,880	$3,067

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2008	2007	2006
Deferred tax assets:
Allowance for loan losses	$18,601	$14,580	$12,559
Compensation and benefits	5,932	1,039	1,804
Allowance for SOP 03-3 loans	592	1,063	—
Depreciation and amortization	908	—	—
Purchase accounting adjustments	1,323	654	932
Fair value adjustments on securities available-for-sale and derivatives	—	—	2,087
Tax credit carryforwards	5,858	4,846	325
Federal net operating loss carryforwards	1,271	3,286	—
Other	1,107	649	765

Gross deferred tax assets	35,592	26,117	18,472

Deferred tax liabilities:
Depreciation and amortization	—	(95)	(332)
Accretion on securities	(1,440)	(1,239)	(2,953)
FHLB stock dividends	(1,134)	(1,924)	(1,454)
Mortgage servicing rights	(1,608)	(1,632)	(664)
Deferred loan fees and costs	(2,468)	(2,962)	(1,481)
Fair value adjustments on securities available-for-sale and derivatives	(6,557)	(3,468)	—

Gross deferred tax liabilities	(13,207)	(11,320)	(6,884)

Net deferred tax assets	$22,385	$14,797	$11,588

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $4.1 million of general business credit carryforwards which expire between 2024 and 2028. WesBanco also has $1.8 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has a deferred tax asset of approximately $1.3 million which represents the tax effect of federal net operating loss carryforwards which expire between 2024 and 2027.

As a result of the Western Ohio, Winton and Oak Hill acquisitions, retained earnings at December 31, 2008 and 2007 include $11.8 and $12.0 million, respectively, for which no provision for income taxes has been recorded. These amounts represent the qualifying and non-qualifying tax bad debt reserves of Western Ohio, Winton and Oak Hill as of December 31, 1987, which was the base year of Western Ohio, Winton and Oak Hill for calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability is $4.7 million and $4.7 million, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

For the years ended December 31, 2008, 2007 and 2006, income tax benefits of $0.0, $0.1 and $0.8 million, respectively, were credited to shareholders’ equity related to the exercise of nonqualified stock options and distributions of deferred directors’ benefits.

Federal and state income taxes applicable to securities transactions totaled $0.6 million, $0.4 million, and $(3.1) million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

At December 31, 2008 and December 31, 2007, WesBanco had approximately $1.3 million and $2.1 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2008, $1.0 million of these tax benefits would affect the effective tax rate if recognized. As of December 31, 2008 and December 31, 2007, accrued interest related to uncertain tax positions was $0.1 million and $0.2 million, respectively, net of the related federal tax benefit. WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as various state income tax jurisdictions. WesBanco is no longer subject to federal examination for years prior to 2005. Oak Hill’s 2004 federal examination has closed with no material impact to Wesbanco’s financial position. WesBanco is no longer subject to state income tax examinations for years prior to 2005. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which WesBanco is subject. WesBanco anticipates that a reduction in the unrecognized tax benefits of up to $0.3 million may occur in the next twelve months from the expiration of statutes of limitations which may result in a reduction in income taxes of up to $0.2 million.

UNRECOGNIZED TAX BENEFITS

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

	For the year ended December 31,
(in thousands)	2008	2007
Balance at beginning of year	$2,269	$1,911
Additions based on tax positions related to the current year	256	329
Additions for tax positions of prior years	—	571
Reductions for tax positions of prior years	(270)	—
Reductions due to the statute of limitations	(701)	(267)
Settlements	(203)	(275)

Balance at end of year	$1,351	$2,269

NOTE 17. FAIR VALUE MEASUREMENTS

On January 1, 2008, WesBanco adopted the provisions of SFAS 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values on a recurring basis as of December 31, 2008 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities—available for sale	$934,138	$41,818	$887,458	$1,768

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

(in thousands)	Securities Available for Sale
Beginning balance—January 1, 2008	$5,994
Total gains (losses)—(realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(216)
Purchases, issuances, and settlements	(91)
Transfers in and/or out of Level 3 (1)	(3,919)

Ending balance—December 31, 2008	$1,768

(1)	All transfers occurred for the quarter ended September 30, 2008.

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in 2008, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios at quarter end December 31, 2008:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$17,089	$—	$—	$17,089

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

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

The following table represents the estimates of fair value of financial instruments:

	December 31,
	2008		2007
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$141,170	$141,170	$130,495	$130,495
Securities held-to-maturity	1,450	1,214	1,449	1,449
Securities available-for-sale	934,138	934,138	935,635	935,635
Net loans	3,554,506	3,626,774	3,682,006	3,690,921
Loans held for sale	3,874	3,874	39,717	39,774
Accrued interest receivable	19,966	19,966	23,677	23,677
Cash surrender value of bank owned life insurance	101,229	101,229	98,273	98,273
Financial liabilities:
Deposits	3,503,916	3,508,233	3,907,930	3,913,775
Federal Home Loan Bank borrowings	596,890	617,518	405,798	413,793
Other borrowings	297,805	297,741	329,515	328,741
Junior subordinated debt	111,110	53,178	111,024	102,545
Accrued interest payable	10,492	10,492	12,965	12,965
Derivatives:
Interest rate swaps	—	—	(58)	(58)

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

OTHER BORROWINGS—Fair values for federal funds purchased and repurchase agreements are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.

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

NOTE 19. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Net income	$38,117	$44,669	$39,035
Securities available for sale:
Net change in unrealized gains (losses) on securities available-for-sale	10,205	9,299	(615)
Related income tax benefit (expense) (1)	(3,632)	(3,751)	243
Unrealized gains (losses) from transfer of securities from held-to-maturity to available-for-sale	—	5,817
Related income tax benefit (expense) (1)	—	(2,298)
Net securities losses (gains) reclassified into earnings	(1,556)	(943)	7,797
Related income tax (benefit) expense (1)	554	373	(3,080)

Net effect on other comprehensive income for the period	5,571	8,497	4,345

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	59	38	593
Related income tax benefit (expense) (1)	(23)	(15)	(234)
Net derivative (gains) losses reclassified into earnings	—	—	(10)
Related income tax benefit (expense) (1)	—	—	4

Net effect on other comprehensive income for the period	36	23	353

Defined benefit pension plan:
Amortization of prior service costs	(117)	(117)	—
Related income tax benefit (expense) (1)	43	46	—
Recognition of unrealized gain (loss)	(16,022)	3,099	—
Related income tax benefit (expense) (1)	5,857	(1,235)	—

Net effect on other comprehensive income for the period	(10,239)	1,793	—

Total other comprehensive income (loss)	(4,632)	10,313	4,698

Comprehensive income	$33,485	$54,982	$43,733

(1)	Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The activity in accumulated other comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows:

(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total
Balance at January 1, 2006	$—	$(7,463)	$(412)	$(7,875)
Period change, net of tax	(5,686)	4,345	353	(988)

Balance at December 31, 2006	$(5,686)	$(3,118)	$(59)	$(8,863)
Period change, net of tax	1,793	8,497	23	10,313

Balance at December 31, 2007	$(3,893)	$5,379	$(36)	$1,450
Period change, net of tax	(10,239)	5,571	36	(4,632)

Balance at December 31, 2008	$(14,132)	$10,950	$—	$(3,182)

NOTE 20. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with loan commitments was $0.1 million and 0.2 million as of December 31, 2008 and 2007, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN No. 45, which was adopted on January 1, 2003. After that date, WesBanco issued new or modified standby letters of credit with an aggregate contract amount of $24.3 million. The guarantee liability associated with these new or modified standby letters of credit is carried at the estimated fair value of $0.1 million and $0.1 million as of December 31, 2008 and 2007, respectively. The guarantee liability is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and letters of credit outstanding:

	December 31,
(in thousands)	2008	2007
Commitments to extend credit	$728,994	$687,352
Standby letters of credit	34,209	51,363
Commercial letters of credit	2,585	3,753

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 21. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

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

The credit provided to the investor totals 39 percent of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to five percent of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to six percent of the total amount the investor paid to the CDE for each QEI. Oak Hill has paid the OHBCDC $20.0 million for its QEIs. Oak Hill paid $10.0 million to OHBCDC during 2005 and 2004, which is the maximum total of $20.0 million permitted for its QEIs in OHBCDC. During 2008, Oak Hill was merged with and into WesBanco Bank. Accordingly, OHBCDC changed its name to WesBanco Bank Community Development Corp. (“WBCDC”). Under the authority received during 2007, WesBanco Bank will invest up to $40.0 million in WBCDC of which $7.5 million was invested prior to December 31, 2008 and will be eligible to receive credits totaling $15.6 million over the seven-year credit allowance period, assuming all $40 million is invested over a 3 year period.

OHBCDC utilized its $20.0 million of QEI proceeds to provide “New Markets” loans to qualifying businesses located in eleven southern Appalachian counties in rural southern Ohio. Under its New Markets loan program, WBCDC will continue to provide short-term and long-term loans to a variety of qualifying businesses with non-conventional, non-conforming terms and conditions, including reduced fees, extended repayment terms, and below-market interest rates. The payments received on the loans made from the $20.0 million allocation continue to be invested in the New Markets loan program for the remainder of the seven-year allowance period. It also provides financial counseling services through a formal program of community business workshops.

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

At December 31, 2008, WesBanco Bank had paid to WBCDC $7.5 million for QEIs in WBCDC. In addition, Oak Hill previously had paid to OHBCDC $20.0 million for QEIs in OHBCDC. WesBanco Bank recognized $1.6 million in new markets tax credits in its federal income tax returns for the year ended December 31, 2008. Oak Hill recognized $1.1 million and $1.0 million in new markets tax credits in its federal income tax returns for the period ended November 30, 2007 and for the year ended December 31, 2006, respectively. The following table sets forth the new markets tax credits expected to be claimed by WesBanco Bank for years 2009 through 2012 with respect to the aggregate QEI amounts paid by WesBanco Bank during 2008 and Oak Hill during 2005 and 2004. These tax credits may be subject to certain general business tax credit limitations, as well as the alternative minimum tax.

Year	Aggregate QEI Amount	New Markets Tax Credit
		2009	2010	2011	2012
2004	$10,000	$600	$600	$—	$—
2005	10,000	600	600	600	—
2008	7,500	375	375	450	450

Total	$27,500	$1,575	$1,575	$1,050	$450

The new markets tax credits claimed by WesBanco Bank and Oak Hill with respect to each QEI remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	if less than substantially all (generally defined as 85%) of the QEI proceeds are not used by WBCDC to make qualified low income community investments;

•	WBCDC ceases to be a CDE; or

•	WBCDC redeems its QEI investment prior to the end of the current credit allowance periods.

At December 31, 2008, 2007 and 2006 none of the above recapture events had occurred, nor in the opinion of management are such events likely to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC and its predecessor OHBCDC as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the three years ended December 31, 2008, 2007, and 2006.

BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
Assets
Cash and due from banks	$7,973	$5,274
Loans, net of allowance for loan losses of $211 and $256, respectively	24,040	19,015
Other assets	993	52

Total Assets	$33,006	$24,341

Liabilities	$—	$—
Shareholder’s Equity	33,006	24,341

Total Liabilities and Shareholders’ Equity	$33,006	$24,341

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2008	2007	2006
Interest income
Loans	$1,120	$1,128	$786
Other	—	1	2

Total interest income	1,120	1,129	788
Provision for loan losses	(45)	8	75

Net interest income after provision for loan losses	1,165	1,121	713
Non-interest expense	—	222	244

Income before taxes	1,165	899	469
Provision for income taxes	—	—	—

Net income	$1,165	$899	$469

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2008	2007	2006
Operating Activities
Net income	$1,165	$899	$469
Provision for losses on loans	(45)	8	75
Decrease (increase) in other assets	(896)	2	(6)

Net cash provided by operating activities	224	909	538

Investing Activities
Decrease (increase) in loans	(5,025)	528	(6,487)

Net cash provided by (used in) provided by investing activities	(5,025)	528	(6,487)

Financing Activities
Investment by parent company	—	—	3,000
Qualified equity investment by parent company	7,500	—	—

Net cash provided by financing activities	7,500	—	3,000

Net increase (decrease) in cash and cash equivalents	2,699	1,437	(2,949)
Cash and cash equivalents at beginning of year	5,274	3,837	6,786

Cash and cash equivalents at end of year	$7,973	$5,274	$3,837

NOTE 22. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $15.8 million, $21.3 million and $19.0 million as of December 31, 2008, 2007, and 2006, respectively. During 2008, $13.0 million in related party loans were funded, $16.1 million were repaid and $2.4 million were no longer considered related party interests. At December 31, 2008, 2007 and 2006, none of the outstanding related party loans were past due 90 days or more, renegotiated or considered to be non-accrual.

NOTE 23. REGULATORY MATTERS

Oak Hill Banks, which was acquired on November 30, 2007 was a state non-member bank regulated by the Federal Deposit Insurance Company (“FDIC”). Effective February 15, 2008, WesBanco Bank, which had been regulated by the Federal Reserve, also became a state non-member bank regulated by the FDIC. On April 25, 2008, Oak Hill Banks was merged with and into WesBanco Bank. The Federal Reserve remains the primary regulator for WesBanco, Inc. (parent company).

WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by a bank to a parent holding company is subject to federal and state banking regulations. Under applicable federal regulations, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In December 2007, WesBanco requested and received regulatory approval for a dividend of $35 million that was in excess of the net profits limitation of WesBanco Bank.

WesBanco and its banking subsidiary are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. Average required reserve balances during 2008 and 2007 were approximately $12.7 million and $12.6 million, respectively.

Additionally, WesBanco and the bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and its banking subsidiary were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2008 and 2007. There are no conditions or events since December 31, 2008 that management believes have changed WesBanco’s “well-capitalized” category.

WesBanco currently has $111.1 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $108.0 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements.

WesBanco has $75 million of Series A Preferred Stock in its Consolidated Balance Sheets presented as a separate line item in equity. For regulatory purposes, the Series A Preferred Stock issued to the Treasury is included in Tier 1 capital in accordance with the terms of the TARP Capital Purchase Program. A portion of the proceeds representing approximately $25 million were contributed to the Bank as equity.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

(dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	December 31, 2008		December 31, 2007
				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00	%(3)	N/A	$507,075	10.27%	$410,140	9.90%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	507,075	13.21%	410,140	10.43%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	555,084	14.46%	449,052	11.41%

WesBanco Bank, Inc. (4)
Tier 1 Leverage	4.00%		5.00%	$456,882	9.28%	$423,582	8.55%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	456,882	11.99%	423,582	10.81%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	504,557	13.24%	462,494	11.81%

(1)	Minimum requirements to remain adequately capitalized.

(2)	Well capitalized under prompt corrective action regulations.

(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

(4)	At year-end the Bank includes Oak Hill Bank’s capital information, prior to its merger with WesBanco Bank on April 25, 2008.

NOTE 24. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
ASSETS
Cash and short-term investments	$32,833	$21,295
Investment in subsidiaries—Bank	717,004	698,122
Investment in subsidiaries—Nonbank	4,737	4,618
Securities available-for-sale, at fair value	2,394	4,244
Other assets	21,170	17,914

Total Assets	$778,138	$746,193

LIABILITIES
Borrowings	$—	$51,000
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,110	111,024
Dividends payable and other liabilities	7,657	3,850

Total Liabilities	118,767	165,874
SHAREHOLDERS’ EQUITY	659,371	580,319

Total Liabilities and Shareholders’ Equity	$778,138	$746,193

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2008	2007	2006
Dividends from subsidiaries—Bank	$45,000	$86,800	$43,000
Dividends from subsidiaries—Nonbank	500	472	—
Income from securities	193	142	179
Net securities gains	638	648	30
Other income	150	319	270

Total income	46,481	88,381	43,479
Total expense	9,671	8,559	7,146

Income before income tax benefit and undistributed net income of subsidiaries	36,810	79,822	36,333
Income tax benefit	(3,590)	(3,055)	(2,818)

Income before undistributed net income of subsidiaries	40,400	82,877	39,151
(Excess dividends) undistributed net income of subsidiaries	(2,283)	(38,208)	(116)

NET INCOME	$38,117	$44,669	$39,035

Preferred Dividends	(293)	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$37,824	$44,669	$39,035

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$38,117	$44,669	$39,035
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends (undistributed net income) of subsidiaries	2,283	38,208	116
Gains on sale of securities	(638)	(648)	(30)
Decrease in other assets	(3,516)	(2,923)	(63)
Other—net	11,253	996	1,845

Net cash provided by operating activities	47,499	80,302	40,903

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,748	1,751	30
Payments for purchases	—	—	(10)
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(25,200)	(42,529)	—

Net cash (used in) provided by investing activities	(23,452)	(40,778)	20

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrant	75,000	—	—
Increase (decrease) in borrowings	(50,673)	39,964	(4,464)
Purchases of treasury stock—net	339	(30,123)	(14,147)
Dividends paid	(37,175)	(30,205)	(23,071)
Other	—	—	199

Net cash used in financing activities	(12,509)	(20,364)	(41,483)

Net increase (decrease) in cash and cash equivalents	11,538	19,160	(560)
Cash and short-term investments at beginning of year	21,295	2,135	2,695

Cash and short-term investments at end of year	$32,833	$21,295	$2,135

NOTE 25. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.4 billion, $3.1 billion and $3.0 billion at December 31, 2008, 2007, and 2006, respectively. These assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed Financial Information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2008:
Interest income	$281,766	$—	$281,766
Interest expense	121,229	—	121,229

Net interest income	160,537	—	160,537
Provision for loan losses	32,649	—	32,649

Net interest income after provision for loan losses	127,888	—	127,888
Non-interest income	42,463	14,883	57,346
Non-interest expense	132,899	9,725	142,624

Income before provision for income taxes	37,452	5,158	42,610
Provision for income taxes	2,430	2,063	4,493

Net income	$35,022	$3,095	$38,117

For the year ended December 31, 2007:
Interest income	$236,393	$—	$236,393
Interest expense	117,080	—	117,080

Net interest income	119,313	—	119,313
Provision for loan losses	8,516	—	8,516

Net interest income after provision for loan losses	110,797	—	110,797
Non-interest income	36,727	16,212	52,939
Non-interest expense	101,817	9,229	111,046

Income before provision for income taxes	45,707	6,983	52,690
Provision for income taxes	5,228	2,793	8,021

Net income	$40,479	$4,190	$44,669

For the year ended December 31, 2006:
Interest income	$227,269	$—	$227,269
Interest expense	104,436	—	104,436

Net interest income	122,833	—	122,833
Provision for loan losses	8,739	—	8,739

Net interest income after provision for loan losses	114,094	—	114,094
Non-interest income	25,369	15,039	40,408
Non-interest expense	97,237	8,967	106,204

Income before provision for income taxes	42,226	6,072	48,298
Provision for income taxes	6,834	2,429	9,263

Net income	$35,392	$3,643	$39,035

Total non-fiduciary assets of the trust and investment services segment were $17.4 million, $8.1 million, and $6.3 million at December 31, 2008, 2007, and 2006, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 26. SUBSEQUENT EVENTS (UNAUDITED)

BRANCH ACQUISITION—WesBanco entered into a definitive agreement with the Cleveland, Ohio based AmTrust Financial Corporation on January 21, 2009 to purchase all five of AmTrust’s Columbus, Ohio branches. As part of the agreement, WesBanco will assume the branch deposit liabilities of approximately $600 million. WesBanco will not acquire any loans as part of the transaction, except those tied to deposit accounts. Pursuant to the agreement, WesBanco will pay a deposit premium of approximately $20.9 million, or a 3.5% premium on deposits. The transaction is expected to close, assuming all required regulatory approvals are received, by the end of the first quarter of 2009.

FDIC INSURANCE—The FDIC announced on February 27, 2009 a proposed interim rule that, subject to a 30 day comment period, would significantly increase the premiums charged for FDIC deposit insurance protection in addition to a one-time emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. If approved, the special assessment would be effective June 30, 2009. Included in the interim rule, the FDIC board has approved the FDIC to implement an additional 10 basis-point premium in any quarter. As a result of the recently proposed FDIC regulations, the Bank, including AmTrust’s deposits of approximately $600 million, would be required to pay estimated annualized deposit insurance premiums of between 12 and 16 cents per $100 of assessable deposits. The impact on the Bank’s operating expenses for 2009 is approximately $14 to $15 million, of which approximately $8.3 million represents the 20 cent special assessment. The portion of the total assessment related to AmTrust’s deposits for the year would approximate $1.8 to $1.9 million. In early March, the FDIC noted it would consider reducing the special one-time assessment to 10 cents if the U.S. Congress were to approve an increase in its operating line of credit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2008, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 72-73 of this report and are incorporated in this Item 9A by reference.

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

Information relating to compensation of executive officers and directors is set forth under the heading “Summary Compensation Table” and certain following sections and “Meetings of Board of Directors and Committees and Compensation of Members” in the Proxy Statement and is incorporated by reference.

Information relating to the directorships and positions held by members of the compensation committee is set forth under the heading “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated by reference.

The report of the compensation committee is set forth under the heading “Compensation Committee Report” in the Proxy Statement and is incorporated by reference.

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

Information relating to persons beneficially owning more than five percent of WesBanco’s common stock is set forth under the heading “Beneficial Owners of More Than 5% of the Common Stock of the Corporation” in the Proxy Statement and is incorporated by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	393,127	$23.91	186,869
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Information relating to director independence is set forth under the heading “Election of Directors” in the Proxy Statement and is incorporated by reference.

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

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Agreement and Plan of Merger dated April 1, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 10, 2004.

2.2	First Amendment to Agreement and Plan of Merger dated July 13, 2004, by and between WesBanco, Inc., WOFC, Inc. and Western Ohio Financial Corporation.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

2.3	Agreement and Plan of Merger dated August 25, 2004, by and between WesBanco, Inc., WesBanco Bank, Inc., Winton Financial Corporation and Winton Savings and Loan Co.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 and Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 27, 2004.

2.4	Agreement and Plan of Merger, dated as of July 19, 2007, by and between WesBanco, Inc., WesBanco Bank, Inc., Oak Hill Financial, Inc. and Oak Hill Banks.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 20, 2007.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated August 22, 2002).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 27, 2007.

Exhibit Number	Document	Location:
3.4	Certificate of Designations for the Series A Preferred Stock	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2008

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location:
4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.27	Form of Certificate for the Series A Preferred Stock	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2008

Exhibit Number	Document	Location:
4.28	Warrant for Purchase of Shares of Common Stock	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2008

10.1	Key Executive Incentive Bonus and Option Plan.	Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.

10.2	Employment Agreements with Paul M. Limbert, John W. Moore and Jerome B. Schmitt.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

10.4	Employment Continuity Agreement with Larry G. Johnson.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.

10.5	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Edward M. George.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.6	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.7	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.8	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.9	Revolving Credit Agreement dated July 14, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

10.10	Amendment, dated June 22, 2007, to the Revolving Credit Agreement dated July 14, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender)	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2007.

10.11	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

Exhibit Number	Document	Location:
10.12	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Dennis G. Powell and Robert H. Young.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.13	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert, Kristine N. Molnar, John W. Moore and Jerome B. Schmitt.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.14	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M. Limbert ($100,000); Kristine N. Molnar ($40,000), John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.15	Form of Amended and Restated Salary Continuation Agreement—With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Amended and Restated WesBanco, Inc. KSOP	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.17	WesBanco, Inc. Deferred Compensation Plan—For Directors and Eligible Employees. (as amended)	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.18	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.19	Transition Agreement and Release and Waiver of Claims dated September 30, 2008, by and between WesBanco Inc., and Kristine N. Molnar.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 6, 2008.

10.20	Consulting Agreement dated October 1, 2008, by and between WesBanco Inc., and Kristine N. Molnar.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 6, 2008.

10.21	Letter Agreement, dated December 5, 2008, between the Company and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2008

Exhibit Number	Document	Location:
10.22	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Robert H. Young, Dennis G. Powell, Jerome B. Schmitt and Bernard B. Twigg	*

11	Computation of Earnings Per Share.	Computation of earnings per share is set forth under Note 2, “Earnings Per Share” of this Annual Report on Form 10-K.

12	Statement of Ratios of Earnings to Fixed Charges	*

21	Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed Here with

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2009.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

By:	/s/ ROBERT H. YOUNG
Robert H. Young
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 10, 2009.

By:	/s/ JAMES C. GARDILL
James C. Gardill
Chairman of the Board

The Directors of WesBanco (listed below) executed a power of attorney appointing Paul M. Limbert their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

Ray A. Byrd	Vaughn L. Kiger
R. Peterson Chalfant	Robert E. Kirkbride
Christopher V. Criss	D. Bruce Knox
Robert M. D’Alessandri	Jay T. McCamic
James D. Entress	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Henry L. Schulhoff
John W. Fisher II	Neil S. Strawser
Ernest S. Fragale	Reed J. Tanner
Edward M. George	Donald P. Wood
John D. Kidd