Form 10-Q
period 2009-05-08
WESBANCO INC
filed 2009-05-08
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐ T TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Larger accelerated filer ☐           Accelerated filer ☑      Non-accelerated filer ☐                        Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.    Yes ☐ No ☑

As of April 30, 2009, there were 26,567,653 shares of WesBanco, Inc. common stock $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	3
	Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3	Quantitative and Qualitative Disclosures About Market Risk	29

4	Controls and Procedures	31

	PART II – OTHER INFORMATION
1	Legal Proceedings	32

2	Unregistered Sales of Equity Securities and Use of Proceeds	32

4	Submission of Matters to a Vote of Security Holders	32

6	Exhibits	33

	Signatures	34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(unaudited, dollars in thousands, except per share amounts)	2009	2008

ASSETS
Cash and due from banks, including interest bearing amounts of $300,984 and $65,145, respectively	$ 386,916	$ 141,170
Securities:
Available-for-sale, at fair value	1,213,524	934,138
Held-to-maturity (fair values of $972 and $1,214, respectively)	1,450	1,450
Other short-term investments, at fair value	200,000	-
Total securities	1,414,974	935,588
Loans held for sale	6,945	3,874
Portfolio loans:
Commercial	497,034	510,902
Commercial real estate	1,732,361	1,699,023
Residential real estate	817,709	856,999
Home equity	222,743	217,436
Consumer	303,902	319,949
Total portfolio loans, net of unearned income	3,573,749	3,604,309
Allowance for loan losses	(54,252)	(49,803)
Net portfolio loans	3,519,497	3,554,506
Premises and equipment, net	93,497	93,693
Accrued interest receivable	21,788	19,966
Goodwill and other intangible assets, net	288,332	267,883
Bank-owned life insurance	102,115	101,229
Other assets	106,009	104,132
Total Assets	$ 5,940,073	$ 5,222,041

LIABILITIES
Deposits:
Non-interest bearing demand	$ 511,398	$ 486,752
Interest bearing demand	447,695	429,414
Money market	636,228	479,256
Savings deposits	485,583	423,830
Certificates of deposit	2,124,789	1,684,664
Total deposits	4,205,693	3,503,916
Federal Home Loan Bank borrowings	588,467	596,890
Other short-term borrowings	227,089	297,805
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,131	111,110
Total borrowings	926,687	1,005,805
Accrued interest payable	13,163	10,492
Other liabilities	134,329	42,457
Total Liabilities	5,279,872	4,562,670

SHAREHOLDERS' EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value; 1,000,000 shares
authorized; 75,000 shares issued and outstanding in 2009 and 2008, respectively	72,441	72,332
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued;
26,567,653 shares and 26,560,889 shares outstanding in 2009 and 2008, respectively	55,487	55,487
Capital surplus	193,182	193,221
Retained earnings	341,361	344,403
Treasury stock (66,195 and 72,959 shares - at cost for 2009 and 2008, respectively)	(1,498)	(1,661)
Accumulated other comprehensive income	470	(3,182)
Deferred benefits for directors	(1,242)	(1,229)
Total Shareholders' Equity	660,201	659,371
Total Liabilities and Shareholders' Equity	$ 5,940,073	$ 5,222,041

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands, except per share amounts)	2009	2008
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 52,059	$ 63,324
Interest and dividends on securities:
Taxable	7,518	7,231
Tax-exempt	3,514	3,799
Total interest and dividends on securities	11,032	11,030
Federal funds sold	5	221
Other interest income	105	206
Total interest and dividend income	63,201	74,781
INTEREST EXPENSE
Interest bearing demand deposits	650	2,114
Money market deposits	1,246	2,378
Savings deposits	534	990
Certificates of deposit	13,404	21,477
Total interest expense on deposits	15,834	26,959
Federal Home Loan Bank borrowings	5,632	4,544
Other short-term borrowings	2,069	2,667
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,539	1,867
Total interest expense	25,074	36,037
NET INTEREST INCOME	38,127	38,744
Provision for credit losses	9,550	5,425
Net interest income after provision for credit losses	28,577	33,319
NON-INTEREST INCOME
Trust fees	3,353	4,124
Service charges on deposits	5,217	5,603
Bank-owned life insurance	892	860
Net securities gains	142	506
Net gains on sales of mortgage loans	488	56
Other income	2,344	3,946
Total non-interest income	12,436	15,095
NON-INTEREST EXPENSE
Salaries and wages	13,167	13,938
Employee benefits	4,707	4,628
Net occupancy	2,744	3,088
Equipment	2,542	2,584
Marketing	756	1,169
Amortization of intangible assets	698	1,014
Restructuring and merger-related expenses	429	1,049
Other operating expenses	9,769	9,190
Total non-interest expense	34,812	36,660
Income before provision for income taxes	6,201	11,754
Provision for income taxes	752	2,251
NET INCOME	$ 5,449	$ 9,503
Preferred dividends	1,055	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 4,394	$ 9,503
EARNINGS PER COMMON SHARE
Basic	$ 0.17	$ 0.36
Diluted	$ 0.17	$ 0.36
AVERAGE SHARES OUTSTANDING
Basic	26,561,490	26,547,073
Diluted	26,563,945	26,556,104
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.28	$ 0.28

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2009 and 2008
								Accumulated
								Other	Deferred
(unaudited, dollars in thousands,	Preferred Stock		Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
except per share amounts)	Shares	Amount	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2007			26,547,073	$ 55,487	$ 190,222	$ 336,317	$ (1,983)	$ 1,450	$ (1,174)	$ 580,319
Net income						9,503				9,503
Other comprehensive income								5,583		5,583
Total comprehensive income										15,086
Common dividends
declared ($0.28 per share)						(7,456)				(7,456)
Deferred benefits for directors – net					13				(13)	-
March 31, 2008			26,547,073	55,487	190,235	338,364	(1,983)	7,033	(1,187)	587,949

December 31, 2008	75,000	$ 72,332	26,560,889	$ 55,487	$ 193,221	$ 344,403	$ (1,661)	$ (3,182)	$ (1,229)	$ 659,371
Net income						5,449				5,449
Other comprehensive income (loss)								3,652		3,652
Total comprehensive income										9,101
Preferred dividends and amortization of discount		109				(1,055)				(946)
Common dividends
declared (0.28 per share)						(7,436)				(7,436)
Treasury shares sold			6,764		(52)		163			111
Deferred benefits for directors- net					13				(13)	-
March 31, 2009	75,000	$ 72,441	26,567,653	$ 55,487	$ 193,182	$ 341,361	$ (1,498)	$ 470	$ (1,242)	$ 660,201

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income	$ 5,449	$ 9,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,940	1,872
Net amortization (accretion)	201	(598)
Provision for credit losses	9,550	5,425
Net securities gains	(142)	(506)
Net gains on sales of mortgage loans	(488)	(56)
(Increase) decrease in deferred income taxes	(2,401)	622
Increase in cash surrender value of bank-owned life insurance	(886)	(893)
Loans originated for sale	(40,529)	(27,941)
Proceeds from the sale of loans originated for sale	37,807	26,026
Net change in: other assets and accrued interest receivable	(2,634)	19,131
Net change in: other liabilities and accrued interest payable	4,221	(9,072)
Other – net	364	99
Net cash provided by operating activities	12,452	23,612
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	12,698	27,831
Proceeds from maturities, prepayments and calls	66,166	77,499
Purchases of securities	(472,139)	(73,784)
Acquisition, net of cash acquired	583,799	-
Net decrease in loans	25,191	54,370
Purchases of premises and equipment – net	(851)	(3,509)
Net cash provided by investing activities	214,864	82,407
FINANCING ACTIVITIES:
Increase (decrease) in deposits	104,862	(68,936)
Proceeds from Federal Home Loan Bank borrowings	-	75,000
Repayment of Federal Home Loan Bank borrowings	(7,766)	(17,291)
Decrease in other short-term borrowings	(11,707)	(16,288)
Decrease in federal funds purchased	(58,904)	(52,000)
Dividends paid	(8,166)	(7,299)
Treasury shares sold – net	111	-
Net cash provided by (used in) financing activities	18,430	(86,814)
Net increase in cash and cash equivalents	245,746	19,205
Cash and cash equivalents at beginning of the period	141,170	130,495
Cash and cash equivalents at end of the period	$ 386,916	$ 149,700
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 22,404	$ 37,213
Income taxes paid	475	-
Transfers of loans to other real estate owned	759	229
Summary of business acquistion:
Fair value of tangible assets acquired	605,482	-
Fair value of liabilities assumed	(605,937)	-
Cash paid in the acquisition	(20,693)	-
Goodwill and other intangibles recognized	$ (21,148)	$ -

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION—The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

  WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS— In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations.” SFAS 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for business combinations consummated by WesBanco after December 31, 2008 and is to be applied prospectively.  See Note 3 “Business Combination” for additional information relating to the statement’s impact on WesBanco’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The adoption of this statement did not have a material impact on WesBanco’s consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures on the fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  The disclosures are effective for interim reporting periods ending after June 15, 2009 and is not expected to have a material impact on WesBanco’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which amends SFAS 157, “Fair Value Measurements,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  It is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively.  The adoption of this statement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides new guidance on the recognition and presentation of an other-than-temporary impairment of debt securities classified as available-for-sale and held-to-maturity, and provides some new disclosure requirements.  To avoid considering an impairment to be other-than-temporary management must assert that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost.  This FSP also changes the total amount recognized in earnings when other-than-temporary impairment exists to require the estimated credit loss to be recorded in earnings and the noncredit portion of the loss to be recorded in other comprehensive income.  It is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively.  The adoption of this statement is not expected to have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended
	March 31,
(unaudited, in thousands, except shares and per share amounts)	2009	2008
Numerator for both basic and diluted earnings per common share:
Net Income	$ 5,449	$ 9,503
Less: Preferred dividends	(1,055)	-
Net Income Available to Common Shareholders	$ 4,394	$ 9,503

Denominator:
Total average basic common shares outstanding	26,561,490	26,547,073
Effect of dilutive stock options	2,455	9,031
Total diluted average common shares outstanding	26,563,945	26,556,104

Earnings per common share - basic	$ 0.17	$ 0.36
Earnings per common share - diluted	$ 0.17	$ 0.36

  On December 5, 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock to the Treasury.  The warrant is considered in the calculation of diluted earnings per share, but due to its anti-dilutive impact at March 31, 2009, it had no effect on earnings per share.

NOTE 3. BUSINESS COMBINATION

On March 27, 2009 WesBanco completed the purchase of all five of AmTrust Bank’s Columbus, Ohio branches.  As part of the agreement, WesBanco assumed all of the deposit liabilities of $596.9 million and purchased, or assumed the leases of, the related fixed assets of the branches.  WesBanco did not acquire loans as part of the transaction, and will operate the acquired branches under the WesBanco Bank name.  The primary reasons for the acquisition were to enhance shareholder value by improving WesBanco’s competitive position in the financial services industry and to further expand its existing branch network in the Columbus, Ohio market.  WesBanco’s Consolidated Statements of Income include the results of operations of AmTrust from the closing date of the acquisition.  The aggregate purchase price for the five AmTrust branches was $21.2 million and was consummated primarily through the payment of cash.

Following is a reconciliation of the preliminary purchase price allocation:

(unaudited, in thousands)	Fair Value of Tangible Net Assets Acquired
Cash	$ 604,491
Other tangible assets	991
Goodwill and other intangibles	21,148
Deposits	(596,934)
Other liabilities	(8,544)
Total purchase price	$ (21,152)

Goodwill and other intangible assets were allocated to WesBanco’s community banking segment. The AmTrust core deposit intangible, which is currently being estimated, is expected to have a weighted-average useful life of approximately 10 years.

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31,	December 31,
(unaudited, in thousands)	2009	2008
Securities available-for-sale (at fair value):
Other government agencies and corporate securities	$ 225,897	$ 43,158
Mortgage-backed securities and collateralized mortgage obligations of government agencies	602,096	523,897
Other mortgage-backed securities and collateralized mortgage obligations	4,024	4,150
Obligations of states and political subdivisions	378,346	359,425
Total debt securities	1,210,363	930,630
Equity securities	3,161	3,508
Total Available for Sale Securities	1,213,524	934,138
Securities held-to-maturity (at amortized cost):
Corporate securities	1,450	1,450
Total Held-To-Maturity Securities	1,450	1,450
Other short term investments (at fair value)	200,000	-
Total securities	$ 1,414,974	$ 935,588

At March 31, 2009, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies, and two money market accounts holding cash of $100 million each which invest at least 80% in federal government obligations.  At December 31, 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Securities with aggregate par values of $559.2 million and $551.1 million and aggregate carrying values of $561.8 million and $552.8 million at March 31, 2009 and December 31, 2008, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $12.7 million and $27.8 million for the three months ended March 31, 2009 and 2008, respectively.  Two equity securities were considered other-than-temporarily impaired in the first quarter, resulting in a reduction to net security gains totaling $0.2 million.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 66,711	$ (153)	9	$ -	$ -	-	$ 66,711	$ (153)	9
Mortgage-backed securities and collateralized mortgage obligations of government agencies	17,029	(55)	4	1,380	(17)	3	18,409	(72)	7
Other mortgage-backed securities and collateralized mortgage obligations	-	-	-	3,972	(46)	5	3,972	(46)	5
Obligations of states and political subdivisions	23,765	(713)	51	12,849	(303)	35	36,614	(1,016)	86
Corporate securities	12,683	(48)	9	972	(478)	1	13,655	(526)	10
Equity securities	137	(83)	2	-	-	-	137	(83)	2
Total temporarily impaired securities	$ 120,325	$ (1,052)	75	$ 19,173	$ (844)	44	$ 139,498	$ (1,896)	119

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Mortgage-backed securities and collateralized mortgage obligations of government agencies	$ 2,956	$ (6)	12	$ 16,321	$ (169)	10	$ 19,277	$ (175)	22
Other mortgage-backed securities and collateralized mortgage obligations	-	-	-	4,095	(111)	5	4,095	(111)	5
Obligations of states and political subdivisions	42,034	(1,171)	72	12,502	(233)	24	54,536	(1,404)	96
Corporate securities	1,214	(236)	1	-	-	-	1,214	(236)	1
Equity securities	1,289	(29)	2	-	-	-	1,289	(29)	2
Total temporarily impaired securities	$ 47,493	$ (1,442)	87	$ 32,918	$ (513)	39	$ 80,411	$ (1,955)	126

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

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality, as all debt securities are of investment grade quality and are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices.  WesBanco has the ability and intent to hold the noted loss position securities for a period of time sufficient for a recovery of cost.  Accordingly, as of March 31, 2009, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income.

NOTE 5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.1 million at March 31, 2009 and $3.3 million at December 31, 2008.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2009	2008
Balance at beginning of period	$ 49,803	$ 38,543
Provision for loan losses	9,550	5,275
Charge-offs	(5,591)	(4,199)
Recoveries	490	615
Net charge-offs	(5,101)	(3,584)
Balance at end of period	$ 54,252	$ 40,234

The following tables summarize loans classified as impaired:
	March 31,	December 31,
(unaudited, in thousands)	2009	2008
Balance of impaired loans with no allocated allowance for loan losses	$ 57,050	$ 25,296
Balance of impaired loans with an allocated allowance for loan losses	25,465	22,202
Total impaired loans	$ 82,515	$ 47,498

Allowance for loan losses allocated to impaired loans	$ 5,905	$ 5,113

At March 31, 2009 WesBanco had unfunded commitments to debtors whose loans were classified as impaired or renegotiated of $1.0 million.  At December 31, 2008, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired or renegotiated.

NOTE 6. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System.  WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings.  At March 31, 2009 and December 31, 2008, WesBanco had FHLB borrowings of $588.5 million and $596.9 million, respectively, with a weighted-average interest rate of 3.89% and 3.90%, respectively.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $31.6 million at March 31, 2009 and $32.1 million at December 31, 2008 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at March 31, 2009 and December 31, 2008 was estimated to be approximately $1.2 billion and $0.8 billion, respectively.

In December 2008, the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks.  The FHLB of Pittsburgh stock owned by WesBanco totaled $26.3 million at March 31, 2009 and at December 31, 2008, and is held primarily to serve as collateral on FHLB borrowings.  Dividend income recognized on FHLB of Pittsburgh stock totaled $0.4 million for 2008.  Additionally, the Bank owned $5.3 million and $5.7 million of FHLB of Cincinnati stock at March 31, 2009 and December 31, 2008, respectively, which paid a cash dividend at an annualized rate of 4.50% and 5.00% in the first quarter of 2009 and the fourth quarter of 2008, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $588.5 million outstanding at March 31, 2009, $269.7 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2009 based on their contractual maturity dates and effective interest rates:

(unaudited, in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2009	$ 89,838	4.20%
2010	261,779	3.84%
2011	85,182	3.76%
2012	56,721	4.45%
2013	51,085	3.28%
2014 and thereafter	43,862	3.88%
Total	$ 588,467	3.89%

NOTE 7. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	March 31,	December 31,
(unaudited, in thousands)	2009	2008
Federal funds purchased	$ -	$ 52,000
Securities sold under agreements to repurchase	224,628	245,165
Treasury tax and loan notes and other	2,461	640
Total	$ 227,089	$ 297,805

NOTE 8. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2009	2008
Service cost – benefits earned during year	$ 599	$ 577
Interest cost on projected benefit obligation	837	792
Expected return on plan assets	(945)	(1,138)
Amortization of prior service cost	(29)	(29)
Amortization of net loss	476	129
Net periodic pension cost	$ 938	$ 331

The Plan covers all employees of WesBanco, Inc. and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements.

There is no minimum contribution due for 2009, and no decision has been made as of March 31, 2009 relative to the level of contribution that will be made to the plan, if any.

NOTE 9. FAIR VALUE MEASUREMENTS

On January 1, 2008, WesBanco adopted the provisions of SFAS 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis  by level within the fair value hierarchy:

March 31, 2009
Fair Value Measurements Using:
	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited - in thousands)		(Level 1)	(Level 2)	(Level 3)

Securities - available for sale	$ 1,213,524	$ 204,849	$ 1,006,969	$ 1,706
Other short-term investments	200,000	200,000	-	-

December 31, 2008
Fair Value Measurements Using:
	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited - in thousands)		(Level 1)	(Level 2)	(Level 3)

Securities - available for sale	$ 934,138	$ 41,818	$ 890,552	$ 1,768

The following tables present additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31,
(unaudited - in thousands)	2009	2008
Balance at beginning of period	$ 1,768	$ 5,994
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	(37)	(193)
Purchases, issuances, and settlements	-	-
Transfers in or (out) of Level 3	(25)	-
Balance at end of period	$ 1,706	$ 5,801

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios at quarter end:

Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited - in thousands)		(Level 1)	(Level 2)	(Level 3)
March 31, 2009
Impaired loans (1)	$ 13,906	$ -	$ -	$ 13,906
Mortgage servicing rights (2)	2,703	-	-	2,703

December 31, 2008
Impaired loans (1)	$ 17,089	$ -	$ -	$ 17,089
(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

NOTE 10. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2009	2008
Net Income	$ 5,449	$ 9,503
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	5,529	9,533
Related income tax (expense) benefit (1)	(2,065)	(3,706)
Net securities (gains) losses reclassified into earnings	(142)	(506)
Related income tax expense (benefit) (1)	53	200
Net effect on other comprehensive income for the period	3,375	5,521

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	-	3
Related income tax (expense) benefit (1)	-	(1)
Net effect on other comprehensive income for the period	-	2

Defined benefit pension plan
Amortization of prior service costs	(29)	(29)
Related income tax expense (benefit) (1)	11	12
Amortization of unrealized loss	470	128
Related income tax expense (benefit) (1)	(175)	(51)
Net effect on other comprehensive income for the period	277	60
Other comprehensive income	3,652	5,583
Total comprehensive income	$ 9,101	$ 15,086
(1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2009	$ (14,132)	$ 10,950	$ -	$ (3,182)
Period change, net of tax	277	3,375	-	3,652
Balance at March 31, 2009	$ (13,855)	$ 14,325	$ -	$ 470

Balance at January 1, 2008	$ (3,893)	$ 5,379	$ (36)	$ 1,450
Period change, net of tax	60	5,521	2	5,583
Balance at March 31, 2008	$ (3,833)	$ 10,900	$ (34)	$ 7,033

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.4 million and $0.4 million as of March 31, 2009 and December 31, 2008, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of March 31, 2009 and December 31, 2008, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

The following table presents total commitments and standby letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2009	2008
Commitments to extend credit	$ 718,384	$ 728,994
Standby letters of credit	33,879	34,209
Commercial letters of credit	925	2,585

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claims contain an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 12. STOCK-BASED COMPENSATION

WesBanco sponsors a Key Executive Incentive Bonus and Option Plan (the “Plan”) that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or the granting of non-qualified stock options, depending upon the component of the plan in which the award is earned.  Under the terms of the Plan, 0.2 million shares remain available for issuance.  Stock options are granted by, and at the discretion of, the Compensation Committee of the Board of Directors and may be either service or performance based.  The maximum term of all options granted under the Stock Option component of the Plan is ten years from the original grant date.

The following table presents stock option activity for the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
(unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Life in Years
Outstanding at January 1, 2009	393,127	$ 23.91
Granted	-	-
Exercised	(6,764)	14.97
Forfeited or expired	(8,011)	27.77
Outstanding at March 31, 2009	378,352	$ 23.98	4.22
Vested and exercisable at March 31, 2009	378,352	$ 23.98	4.22

  The aggregate intrinsic value of the outstanding options and the options exercisable at quarter end was $0.3 million.  There were no options awarded during the first quarter of 2009.

NOTE 13. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $2.3 billion and $3.0 billion at March 31, 2009 and 2008, respectively.  These assets are held by WesBanco Bank, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated

For the Three Months ended March 31, 2009:
Interest income	$ 63,201	$ -	$ 63,201
Interest expense	25,074	-	25,074
Net interest income	38,127	-	38,127
Provision for credit losses	9,550	-	9,550
Net interest income after provision for credit losses	28,577	-	28,577
Non-interest income	9,083	3,353	12,436
Non-interest expense	32,405	2,407	34,812
Income before provision for income taxes	5,255	946	6,201
Provision for income taxes	374	378	752
Net income	$ 4,881	$ 568	$ 5,449

For the Three Months ended March 31, 2008:
Interest income	$ 74,781	$ -	$ 74,781
Interest expense	36,037	-	36,037
Net interest income	38,744	-	38,744
Provision for credit losses	5,425	-	5,425
Net interest income after provision for credit losses	33,319	-	33,319
Non-interest income	10,971	4,124	15,095
Non-interest expense	34,534	2,126	36,660
Income before provision for income taxes	9,756	1,998	11,754
Provision for income taxes	1,452	799	2,251
Net income	$ 8,304	$ 1,199	$ 9,503

Total non-fiduciary assets of the trust and investment services segment were $18.9 million and $15.9 million at March 31, 2009 and 2008, respectively.  All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 14. SUBSEQUENT EVENTS

The FDIC announced on February 27, 2009 a proposed interim rule that would impose, subject to a comment period, a one-time emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level.  If approved, the special assessment may be effective June 30, 2009.  The impact on the Bank’s operating expenses for 2009 is approximately $8.3 million representing the 20 cent special assessment.  The FDIC noted it would consider reducing the special one-time assessment if new legislation is approved by the U.S. Congress and signed into law that would increase its operating line of credit with the U.S. Treasury.
As of May 7, 2009 the Senate passed a bill to increase this line of credit, but passage by the House of Representatives, and signing by the President have not occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2009 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

On March 27, 2009 WesBanco completed the purchase of all five of AmTrust Bank’s Columbus, Ohio branches.  As part of the agreement, WesBanco assumed all of the deposit liabilities of $596.9 million, paid a deposit premium of approximately $21.2 million and purchased, or assumed the leases of, the related fixed assets of the branches.  WesBanco did not acquire loans as part of the transaction, and will operate the acquired branches under the WesBanco Bank name.

WesBanco is a multi-state bank holding company operating through 114 branches and 143 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income available to common shareholders for the three months ended March 31, 2009 was $4.4 million while diluted earnings per common share were $0.17, as compared to $9.5 million or $0.36 per common share for the 2008 quarter.  Earnings per common share for the 2009 quarter included the full effect of the TARP preferred stock dividend of $1.1 million consummated on December 5, 2008.

Net income decreased by $4.1 million during the first quarter of 2009, as compared to the first quarter of 2008, primarily due to a $4.1 million increase in the provision for credit losses; however, the provision decreased $5.5 million from the fourth quarter of 2008 primarily due to a 41% decrease in net charge offs, partially offset by the impact on the provision of a $24.2 million increase in non-accrual loans and a $10 million increase in renegotiated loans.  The provision exceeded net charge offs by $4.4 million in the first quarter of 2009 representing 187% of net charge offs, while the allowance for loan losses as a percent of total loans increased from 1.38% as of December 31, 2008 to 1.52% at March 31, 2009.  This additional provision is a reflection of deteriorating economic conditions adversely impacting our market areas which have caused increases in non-performing loans and certain categories of loan delinquencies.

In the first quarter of 2009, decreases in non-interest expense and in the tax provision more than offset decreases in net interest income and non-interest income.  Net interest income decreased $0.6 million or 1.6%, as compared to the 2008 first quarter, primarily due to a 5 basis point decrease in the net interest margin to 3.47%.  The continued effect of lower interest rates on earning assets, the reversal of interest income related to the increase in non-performing loans and deposit rate floors beginning to mitigate the effect of lower rates on deposits resulted in the yield on earning assets declining slightly faster than the cost of funds.  Non-interest income decreased $2.7 million as a result of declines in trust fees from lower market values, lower seasonal service charges on deposits, lower net gains on securities, impairment charges and increased amortization relating to mortgage servicing rights and a gain in the first quarter of 2008 relating to our relationship with VISA, partially offset by increased gains on sale of loans and improved results on sales of OREO assets.  Non-interest expense decreased by $1.8 million through the effective control of expenses resulting in improvement in many expense categories including salaries, net occupancy, marketing and restructuring and merger-related expenses.  The benefits of expense reduction efforts were partially offset by a $1.1 million increase in FDIC expense, primarily due to higher assessment rates.  The tax provision decreased $1.5 million due to the decline in pretax income and a lower effective tax rate of 12.1% from 19.1% in the 2008 first quarter.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2009	2008
Net interest income	$ 38,127	$ 38,744
Taxable equivalent adjustments to net interest income	1,892	2,046
Net interest income, fully taxable equivalent	$ 40,019	$ 40,790
Net interest spread, non-taxable equivalent	2.97%	2.99%
Benefit of net non-interest bearing liabilities	0.34%	0.36%
Net interest margin	3.31%	3.35%
Taxable equivalent adjustment	0.16%	0.17%
Net interest margin, fully taxable equivalent	3.47%	3.52%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income  is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.  Net interest income decreased 1.6% in the first quarter of 2009 as compared to the first quarter of 2008 due to a 5 basis point decrease in the net interest margin to 3.47%, and a small decrease in average earning assets.  Lower interest rates reduced the cost of funds by 96 basis points in the 2009 quarter, but the yield on earning assets declined at a slightly faster pace, primarily due to the repricing of loans and taxable securities and the reversal of interest income related to the increase in non-accrual loans.  This reversal totaled $1.1 million, of which approximately $0.8 million of interest income was accrued at December 31, 2008  Approximately $0.4 million of the total is considered an adjustment relating to the 2008 prior period for certain residential mortgage loans that were considered 90 days or more past due at year end, and were moved to non-accrual status in the first quarter of 2009.  Lower interest rates over the past 18 months have generally reduced interest income at a slower pace than the effect on interest bearing liabilities, but as the lower rates continue and deposit rate floors begin to impact WesBanco, repricing of assets is having a larger impact.  The margin benefited in the 2009 quarter from a 6.3% increase in average non-interest bearing deposit balances, as compared to the first quarter of 2008, the result of prior marketing campaigns focused on checking account products.

Interest income decreased by 15.5% in the first quarter as compared to the first quarter of 2008 primarily as a result of a 99 basis point decline in the yield on earning assets to 5.65%.  Yields declined in nearly all investment categories, but the overall decline in yield was primary due to a 103 basis point decrease in the yield on the loan portfolio and an overall shorter portfolio average duration.  The primary factor in the decrease in the loan yields was the repricing of loans over the last five quarters as a result of lower interest rates.  Average earning assets were flat in the 2009 quarter compared to the 2008 first quarter; however, average loans decreased by 3.3% while other lower yielding asset classes increased due to the investment of the proceeds from the branch acquisition towards the end of the 2009 quarter.  This change in the mix of earning assets also contributed to the overall decrease in yield, as current securities yields are significantly below our existing portfolio’s yield prior to the investment of the net proceeds from the AmTrust deposit acquisition.

Average loan balances decreased $121.9 million for the first three months of 2009 compared to the prior year quarter primarily due to continued strategic decreases in residential real estate loans through the sale of most originations, partially offset by increases in commercial real estate due to higher volumes and reduced prepayments.  Home equity loans also increased through a fourth quarter marketing campaign.  Consumer loans declined due to reduced demand for automobile loans, and a strategic reduction in recreational vehicle product lending.

Interest expense decreased by 30.4% in the first quarter of 2009 as compared to the same quarter in 2008, primarily due to the decline in the average rate paid on costing liabilities for the quarter to 2.52%, while average interest bearing liabilities also decreased by 4.2%.  The rate decline was due to management aggressively reducing certain interest rates on maturing CDs and MMDA accounts in order to realize a lower cost of funds during a period of reduced loan demand, while focusing marketing efforts on non-interest bearing demand deposits, and, through the fourth quarter of 2008, utilizing reasonably priced FHLB borrowings as an alternative funding source.  These lower cost of funds were partially offset by a $0.3 million prior period adjustment relating to additional interest payable on repurchase agreements as of December 31, 2008.  The cost of CDs and MMDA accounts declined by 144 basis points and 58 basis points, respectively, from the first quarter of 2008.  This strategy also resulted in decreases in deposits through most of 2008; however, deposits increased $701.8 million in the first quarter of 2009, with $596.9 million of this increase due to the branch acquisition.  Additional increases in most deposit categories were achieved in the first quarter of 2009 by growing reasonably priced deposits in certain regions as a result of somewhat reduced competition as compared to prior periods, overall stock market volatility and an increase in the national personal saving rate.  Deposits were acquired through the branch network and through the national Certificate of Deposit Account Registry Services (CDARS®) program.  In addition, the increase in deposits from the branch acquisition and other sources reduced the loan to deposit ratio from approximately 103% at December 31, 2008 to 85% at March 31, 2009.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2009		2008
	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 35,902	0.01%	$ 2,459	3.13%
Loans, net of unearned income (1)	3,598,710	5.87%	3,720,600	6.90%
Securities: (2)
Taxable	653,516	4.60%	544,974	5.33%
Tax-exempt (3)	328,275	6.59%	355,140	6.58%
Total securities	981,791	5.27%	900,114	5.81%
Federal funds sold	8,356	0.24%	31,337	2.82%
Other earning assets	32,341	1.30%	28,842	2.86%
Total earning assets (3)	4,657,100	5.65%	4,683,352	6.64%
Other assets	599,712		636,291
Total Assets	$ 5,256,812		$ 5,319,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 432,378	0.61%	$ 415,603	2.06%
Money market accounts	484,425	1.04%	595,863	1.62%
Savings deposits	432,432	0.50%	442,185	0.91%
Certificates of deposit	1,736,511	3.13%	1,907,753	4.57%
Total interest bearing deposits	3,085,746	2.08%	3,361,404	3.25%
Federal Home Loan Bank borrowings	593,244	3.85%	452,337	4.07%
Other borrowings	238,070	3.52%	280,738	3.85%
Junior subordinated debt	111,121	5.62%	111,025	6.82%
Total interest bearing liabilities	4,028,181	2.52%	4,205,504	3.48%
Non-interest bearing demand deposits	514,973		484,410
Other liabilities	49,381		46,447
Shareholders’ Equity	664,277		583,282
Total Liabilities and
Shareholders’ Equity	$ 5,256,812		$ 5,319,643

Net Interest Spread		3.13%		3.16%
Taxable equivalent net yield on average earning assets (3)		3.47%		3.52%
(1)
Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $1.4 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.

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

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	Three Months Ended March 31, 2009
	Compared to March 31, 2008
			Net Increase
(unaudited, in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 25	$ (36)	$ (11)
Loans, net of unearned income	(2,019)	(9,246)	(11,265)
Taxable securities	1,320	(1,022)	298
Tax-exempt securities (2)	(442)	4	(438)
Federal funds sold	(96)	(120)	(216)
Other interest income	23	(124)	(101)
Total interest income change (2)	(1,189)	(10,544)	(11,733)

Increase (decrease) in interest expense:
Interest bearing demand deposits	82	(1,546)	(1,464)
Money market accounts	(390)	(742)	(1,132)
Savings deposits	(21)	(435)	(456)
Certificates of deposit	(1,793)	(6,280)	(8,073)
Federal Home Loan Bank borrowings	1,349	(261)	1,088
Other borrowings	(383)	(215)	(598)
Junior subordinated debt	2	(330)	(328)
Total interest expense change	(1,154)	(9,809)	(10,963)
Net interest income decrease (2)	$ (35)	$ (735)	$ (770)

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

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $9.6 million for the first quarter of 2009, an increase of $4.1 million from the first quarter of 2008, but a decrease of $5.5 million from the fourth quarter of 2008.  The decrease in the provision from the fourth quarter is primarily due to a 41.0% decrease in net charge offs, partially offset by a $24.2 million increase in non-accrual loans and a $10.0 million increase in renegotiated loans and their resulting impact on the estimation of the allowance for loan losses. The provision exceeded net charge offs by $4.4 million in the 2009 quarter and represented 187% of net charge offs, while the allowance for loan losses as a percent of total loans increased from 1.38% as of December 31, 2008 to 1.52% at March 31, 2009.  This additional provision, and the increase in the provision from the first quarter of 2008, is a reflection of deteriorating economic conditions adversely impacting our market areas which have caused increases in non-performing assets and loan delinquencies.  Economic conditions have generally worsened in the last six months and have been exacerbated more recently by a sharp increase in unemployment in nearly all of WesBanco’s markets, record declines in the equity markets, and declining real estate values, particularly in our Ohio metropolitan markets of Columbus, Dayton and Cincinnati.  For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months
	Ended March 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Trust fees	$ 3,353	$ 4,124	$ (771)	(18.7%)
Service charges on deposits	5,217	5,603	(386)	(6.9%)
Bank-owned life insurance	892	860	32	3.7%
Net securities gains (losses)	142	506	(364)	(71.9%)
Net gains on sales of loans	488	56	432	771.4%
Other Income
Service fees on ATM's and debit cards	1,722	1,625	97	6.0%
Net securities brokerage revenue	625	683	(58)	(8.5%)
Net insurance services revenue	584	677	(93)	(13.7%)
Gain (loss) on sale of other real estate owned and repossessed assets	58	(441)	499	(113.2%)
Other	(645)	1,402	(2,047)	(146.0%)
Total other income	2,344	3,946	(1,602)	(40.6%)
Total non-interest income	$ 12,436	$ 15,095	$ (2,659)	(17.6%)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  For the quarter ended March 31, 2009, non-interest income decreased $2.7 million or 17.6%, from the first quarter of 2008 primarily due to lower trust fee income, lower net realized gains in the securities portfolio, a decrease in service fees on deposits and a $1.6 million decrease in other non-interest income partially offset by a $0.4 million increase in gains on the sale of loans and a $0.5 million increase in gain (loss) on sale of other real estate owned and repossessed assets.  For the first quarter of 2009, total non-interest income comprised 30.3% of total net revenues as compared to 31.2% for the 2008 period.

Trust fees decreased 18.7% in the first quarter of 2009 as compared to the first quarter of 2008 due to lower market-related fees for assets under management.  The market value of total trust assets at March 31, 2009 was $2.3 billion as compared to $3.0 billion at March 31, 2008.  Also, net realized gains on the securities portfolio were down 71.9% or $0.4 million from the first quarter of 2008.

The decrease in service charges on deposits of $0.4 million from lower overdraft fees, was offset entirely by $0.4 million increase in net gains on the sales of loans due to the increased volume of customer refinancing. The increase in gain (loss) on sale of other real estate owned and repossessed assets of $0.5 million was primarily driven by the volume of properties settled through foreclosure, and higher losses per property recognized in the first quarter of 2008, while activity was relatively flat through the first quarter of 2009.

Declines in other non-interest income of $2.0 million included a noncash impairment charge of $0.4 million recognized on mortgage servicing rights due to increased customer prepayment speeds and a $0.1 million increase in amortization of these rights, partially offset by a 146% increase in mortgage servicing fees or $0.1 million as a result of increased customer refinancing in the low interest rate environment.  Other contributing factors to the decline include a $0.4 million loss due to a market adjustment of the deferred compensation plan for the period, a $0.3 million decrease in real estate loan servicing fees, and a $0.3 million decrease in other fees.  Also, other income in 2008 included a gain of $0.4 million in first quarter relating to the mandatory sale of VISA stock.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months
	Ended March 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Salaries and wages	$ 13,167	$ 13,938	$ (771)	(5.5%)
Employee benefits	4,707	4,628	79	1.7%
Net occupancy	2,744	3,088	(344)	(11.1%)
Equipment	2,542	2,584	(42)	(1.6%)
Marketing	756	1,169	(413)	(35.3%)
Core deposit intangible amortization	698	1,014	(316)	(31.2%)
Restructuring and merger-related expenses	429	1,049	(620)	(59.1%)

Other operating expenses
Miscellaneous, franchise, and other taxes	1,433	1,863	(430)	(23.1%)
FDIC Insurance	1,254	112	1,142	1019.6%
Consulting and advisory fees	1,079	1,517	(438)	(28.9%)
Postage	926	1,044	(118)	(11.3%)
ATM and interchange expenses	825	600	225	37.5%
Communications	727	687	40	5.8%
Legal fees	723	523	200	38.2%
Supplies	647	666	(19)	(2.9%)
Other	2,155	2,178	(23)	(1.1%)
Total other operating expenses	9,769	9,190	579	6.3%
Total non-interest expense	$ 34,812	$ 36,660	$ (1,848)	(5.0%)

Non-interest expense decreased $1.8 million or 5.0% during the first quarter of 2009 as compared to the first quarter of 2008, as a result of the planned efficiencies created from the Oak Hill acquisition in late 2007.

Salaries and wages decreased by $0.8 million or 5.5% for the first quarter of 2009 as compared to the first quarter of 2008, primarily due the planned reduction in the number of full-time equivalent (“FTE”) employees from 1,566 at March 31, 2008 compared to 1,448 at March 31, 2009, excluding approximately 32 former AmTrust employees joining WesBanco at quarter end. Oak Hill had approximately 425 FTEs pre-merger, and approximately 25% of this total pre-merger FTE count was reduced primarily after the data processing conversion and the bank charter merger in April 2008.  The sale of five former Oak Hill branch offices in 2008 also contributed to the decrease in FTEs.

Marketing expenses decreased $0.4 million or 35.3% for the first quarter of 2009 as compared to the first quarter of 2008.  The 2008 expenses reflected increased marketing costs to establish name identity in the former Oak Hill banking markets.  Marketing efforts have since returned to normal operating levels in 2009.

Merger-related expenses declined by $0.6 million due to a $1.0 million reduction in Oak Hill acquisition expenses from first quarter 2008, partially offset by professional fees related to the AmTrust branch acquisition in 2009.  Miscellaneous taxes decreased $0.4 million as compared to last year primarily due to a reduction in certain state franchise taxes from a subsidiary restructuring, while FDIC insurance expense increased $1.1 million over the prior year primarily due to a 7 basis point annualized increase, per $100 in deposits, in FDIC insurance premiums effective for 2009.  As noted in “Note 14. Subsequent Events,” WesBanco expects to pay an as yet undetermined special assessment to the FDIC sometime in the second or third quarter to assist in recapitalizing the FDIC deposit insurance fund, along with all other banks.

Net occupancy, equipment, intangible asset amortization, postage, and supplies all experienced decreases mostly related to the full integration of Oak Hill with some additional impact to net occupancy and equipment due to a reduction in ATMs and other building lease expenses from the sale of five former Oak Hill branches, as compared to the first quarter of 2008.

INCOME TAXES

The provision for income taxes for the first quarter of 2009 decreased $1.5 million compared to the first quarter of 2008 due to a decrease in pre-tax income and a decrease in the effective tax rate.  For the first quarter of 2009, the effective tax rate was 12.1% compared to 19.2% for the first quarter of 2008.  The decrease in the effective tax rate was due primarily to a higher percentage of tax-exempt income to total income, partially offset by an adjustment relating to prior periods to reverse tax credits of $0.2 million recognized in the fourth quarter of 2008.

FINANCIAL CONDITION

Total assets increased 13.8% in the first three months of 2009, while total shareholders’ equity remained relatively flat as compared to December 31, 2008.  Increases in total assets  and deposits were primarily the result of the AmTrust branch acquisition which represented an increase of $596.9 million in assets and deposits on March 27, 2009.  Total shareholders’ equity was flat due to net income for the period and unrealized securities gains in accumulated other comprehensive income being offset by dividends paid.  Total tangible equity to tangible assets decreased from 7.90% at December 31, 2008 to 6.58% at March 31, 2009, primarily as a result of the acquisition.

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies	$ 225,897	$ 43,158	$ 182,739	423.4%
Mortgage-backed securities and collateralized	602,096	523,897	78,199	14.9%
mortgage obligations of government agencies
Other mortgage backed securities and collateralized	4,024	4,150	(126)	(3.0%)
mortgage obligations
Obligations of states and political subdivisions	378,346	359,425	18,921	5.3%
Equity securities	3,161	3,508	(347)	(9.9%)
Total securities available-for-sale	1,213,524	934,138	279,386	29.9%
Securities held-to-maturity (at amortized cost):
Corporate securities	1,450	1,450	-	0.0%
Total securities held-to-maturity	1,450	1,450	-	0.0%
Other Short Term Investments	200,000	-	200,000	100.0%
Total securities	$ 1,414,974	$ 935,588	$ 479,386	51.2%
Available-for-sale securities:
Weighted average yield at the respective period end	4.77%	5.51%
As a % of total securities	85.8%	99.8%
Weighted average life (in years)	3.2	3.6
Held-to-maturity securities:
Weighted average yield at the respective period end	9.72%	9.72%
As a % of total securities	0.1%	0.2%
Weighted average life (in years)	21.1	21.3
(1) At March 31, 2009, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies, and two money markets holding cash of $100 million each which invest at least 80% in federal government obligations.  At December 31, 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

          Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 51.2% from December 31, 2008 to March 31, 2009.  The increase is due primarily to the investment of cash received from the AmTrust branch acquisition into other government agencies, corporate securities, and mortgage-backed securities as well as an increase of $5.4 million in the unrealized gain in the market value of available-for-sale securities. These additional investments were partially offset by sales of $12.7 million, calls of $25.9 million, and maturities of $2.2 million. The proceeds of the aforementioned sales, calls, and maturities were used to re-invest in higher yielding, medium term mortgage-backed securities, corporate securities, and obligations of other government agencies; repay borrowings and satisfy the liquidity needs of the Company.  Other short term investments, which represent money market funds investing at least 80% in federal government obligations, increased $200.0 million over the past quarter.  These short term investments were purchased for temporary investment purposes with the cash received from AmTrust and will later be used, along with extra liquidity maintained at quarter end at the Federal Reserve Bank of Cleveland, to purchase primarily agency securities, municipal obligations and mortgage-backed agency securities.

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

WesBanco’s loan portfolio consists of the five major categories set forth in Table 7.  WesBanco makes loans for business and consumer purposes.  Business purpose loans consist of commercial and industrial loans as well as commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans.  Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market and at times may also include other types of loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered.

TABLE 7. COMPOSITION OF LOANS (1)

	March 31, 2009		December 31, 2008
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial and industrial	$ 497,034	13.9%	$ 510,902	14.2%
Commercial real estate:
Land and construction	240,003	6.7%	230,865	6.4%
Other	1,492,358	41.7%	1,468,158	40.7%
Residential real estate:
Land and construction	13,476	0.4%	15,896	0.4%
Other	804,233	22.5%	841,103	23.3%
Home equity	222,743	6.2%	217,436	6.0%
Consumer	303,902	8.5%	319,949	8.9%
Total portfolio loans	3,573,749	99.8%	3,604,309	99.9%
Loans held for sale	6,945	0.2%	3,874	0.1%
Total Loans	$ 3,580,694	100.0%	$ 3,608,183	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans, SOP 03-3 credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $27.5 million or 0.8% between March 31, 2009 and December 31, 2008 primarily due to the intentional reduction in the retention of fixed rate residential real estate loans combined with normal paydowns on these loans. Commercial and industrial and commercial real estate loans in the aggregate increased $19.5 million or less than one percent as the weak economic environment contributed to reduced loan demand.  Retention of commercial real estate loans was also aided by a reduction in the frequency of prepayments from secondary or capital market sources of refinancing of portfolio loans. The $39.2 million decline in residential real estate loans primarily reflects planned decreases consistent with WesBanco’s strategy of selling most new residential mortgages to the secondary market.  Home equity lines of credit continued to increase in 2009 by $5.3 million or 2.4% as a result of successful marketing campaigns despite a recent tightening of credit standards to control risk, while consumer loans decreased $16.0 million or 5% primarily due to reduced demand for automobile and stricter underwriting standards for recreational vehicle loans.  WesBanco continues to focus on improving the overall profitability of the loan portfolio through disciplined underwriting and pricing practices.

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

Loans are placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection.  Except for certain consumer and residential real estate loans, when a loan is placed on non-accrual, WesBanco generally recognizes interest income on non-accrual loans on the cash basis if recovery of principal is reasonably assured.

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

TABLE 8. NON-PERFORMING ASSETS

	March 31,	December 31,
(unaudited, in thousands)	2009	2008
Non-accrual:
Commercial and industrial	$ 7,097	$ 5,369
Commercial real estate	39,586	25,015
Residential real estate	8,376	1,252
Home equity	761	72
Consumer	139	29
Total non-accrual loans	55,959	31,737
Renegotiated loans:
Commercial and industrial	549	4,559
Commercial real estate	13,828	-
Residential real estate	172	-
Consumer	31	-
Total renegotiated loans	14,580	4,559
Total non-performing loans	$ 70,539	$ 36,296
Other real estate owned and repossessed assets	2,755	2,554
Total non-performing assets	$ 73,294	$ 38,850

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $34.2 million between December 31, 2008 and March 31, 2009 as more loans that were over 90 days past due were transitioned to non-accrual and more loans were renegotiated with the intent to reduce the number of foreclosures.  The increase in non-accrual loans is primarily attributable to approximately $17.6 million of commercial real estate loans and approximately $7.2 million of residential real estate loans being placed on non-accrual during the first quarter.  The increase in non-accrual commercial real estate loans consists of loans for several different types of properties primarily in the Ohio metropolitan markets due to diminished repayment capacity of the borrowers.  The increase in non-accrual residential real estate loans is the result of placing a number of such loans that are 90 days or more past due on non-accrual even though the current value of their collateral is generally sufficient to secure the loans.

Renegotiated loans at March 31, 2009 increased $10.0 million from December 31, 2008 primarily due to the renegotiation of one commercial real estate loan secured by a hotel approximating $7.8 million.

Other real estate and repossessed assets increased slightly by $0.2 million between December 31, 2008 and March 31, 2009 due to new foreclosures while repossessed assets decreased.

Other impaired loans consist of loans that are risk graded as substandard that have not been placed on non-accrual or renegotiated but are not fully secured by collateral or the observable market price for the loan is less than its outstanding balance.  Other impaired loans include loans for which a specific reserve is established pursuant to SFAS 114 and acquired loans for which a credit valuation adjustment is recorded pursuant to SOP 03-3.  Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.  Other impaired loans increased $0.8 million to $12.0 million from December 31, 2008 to March 31, 2009 primarily due to one newly impaired commercial real estate loan.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	March 31,	December 31,
(unaudited, in thousands)	2009	2008
Commercial and industrial	$ 870	$ 2,951
Commercial real estate	695	2,951
Residential real estate	3,047	10,799
Home equity	510	966
Consumer	534	1,143
Total loans past due 90 days or more	$ 5,656	$ 18,810

Loans past due 90 days or more and still accruing interest decreased $13.2 million from December 31, 2008 to March 31, 2009 as a result of placing a number of such loans that are 90 days or more past due on non-accrual even though the current value of their collateral is generally sufficient to secure the loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 2009 increased $4.5 million from December 31, 2008, which is a reflection of changing economic conditions that have adversely impacted our market areas.  The allowance for loan losses as a percentage of total loans increased to 1.52% at March 31, 2009 from 1.38% at December 31, 2008, due to economic conditions and other correlated factors that indicate a higher level of probable but unconfirmed loss in all categories of loans.  Net charge-offs increased $1.5 million for the three months ended March 31, 2009 compared to the same period last year.  Net annualized loan charge-offs to average loans were 0.57% for the quarter ended March 31, 2009 compared to 0.39% for same period last year.

Net charge-offs of commercial real estate loans decreased $3.5 million from the fourth quarter of 2008 to the first quarter of 2009 due to the fourth quarter including charge-offs on the sale of certain commercial real estate loans secured by 1-to-4 family residential rental properties which compressed losses within that quarter that might have otherwise been recognized over several periods.  Net charge-offs of residential real estate and home equity loans remained relatively the same from fourth quarter 2008 to the first quarter of 2009 while commercial and industrial and consumer loan charge-offs continued to be adversely impacted due to general economic conditions in primary lending areas.

The allowance for all categories of loans increased from December 31, 2008 to March 31, 2009 with the most significant additions to commercial and industrial and commercial real estate loans to reflect the overall credit deterioration that has resulted in increased non-performing loans and a greater number of loans with higher risk characteristics.

Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at March 31, 2009.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended
	March 31,	March 31,
(unaudited, dollars in thousands)	2009	2008
Beginning balance of allowance for loan losses	$ 49,803	$ 38,543
Provision for loan losses	9,550	5,275
Charge-offs:
Commercial and industrial	1,151	684
Commercial real estate	1,789	1,268
Residential real estate	571	348
Home equity	210	224
Consumer	1,611	1,478
Total loan charge-offs	5,332	4,002
Deposit account overdrafts	259	197
Total loan and deposit account overdraft charge-offs	5,591	4,199

Recoveries:
Commercial and industrial	47	21
Commercial real estate	14	112
Residential real estate	5	20
Home equity	7	10
Consumer	297	347
Total loan recoveries	370	510
Deposit account overdrafts	120	105
Total loan and deposit account overdraft recoveries	490	615
Net loan and deposit account overdraft charge-offs	5,101	3,584

Ending balance of allowance for loan losses	$ 54,252	$ 40,234

Net charge-offs as a percentage of average total loans:
Commercial and industrial	0.91%	0.53%
Commercial real estate	0.41%	0.27%
Residential real estate	0.27%	0.14%
Home equity	0.37%	0.44%
Consumer	1.11%	1.28%
Total loan charge-offs	0.57%	0.38%

Allowance for loan losses as a percentage of total loans	1.52%	1.09%
Allowance for loan losses to total non-performing loans	0.77x	1.52x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	0.71x	0.99x
Allowance for loan losses to trailing twelve months' net charge-offs	2.38x	4.02x

The allowance for loan losses provided coverage of 77% of non-performing loans at March 31, 2009 compared to coverage of 152% at March 31, 2008.  The decrease in this coverage ratio reflects an increase in non-performing loans from $26.5 million at March 31, 2008 to $70.5 million at March 31, 2009.  The increase in non-performing loans resulted in a $3.7 million increase in specific reserves pursuant to SFAS 114.  The remainder of the $10.3 million increase in the allowance between March 31, 2008 and March 31, 2009 was equally attributable to the impact of higher historical net charge-off rates and management's assessment of economic conditions in establishing the appropriate allowance.   The $54.2 million allowance at March 31, 2009 represented 238% of trailing twelve months’ net charge-offs and 266% of annualized first quarter net charge-offs.

Table 11 summarizes the allowance for loan losses allocated to each major segment of the loan portfolio.

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2009	Total	2008	Total
Commercial and industrial	$ 14,269	26.3%	$ 13,392	26.9%
Commercial real estate	27,105	50.0%	24,723	49.6%
Residential real estate	4,076	7.5%	3,304	6.6%
Home equity	1,429	2.6%	1,371	2.8%
Consumer	6,207	11.4%	5,863	11.8%
Deposit account overdrafts	1,166	2.2%	1,150	2.3%
Total allowance for loan losses	$ 54,252	100.0%	$ 49,803	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 48,347		$ 44,690
Specific reserves pursuant to SFAS No. 114	5,905		5,113
Total allowance for loan losses	$ 54,252		$ 49,803

DEPOSITS

TABLE 12. DEPOSITS

	March 31,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Non-interest bearing demand	$ 511,398	$ 486,752	$ 24,646	5.1%
Interest bearing demand	447,695	429,414	18,281	4.3%
Money market	636,228	479,256	156,972	32.8%
Savings deposits	485,583	423,830	61,753	14.6%
Certificates of deposit	2,124,789	1,684,664	440,125	26.1%
Total deposits	$4,205,693	$ 3,503,916	$ 701,777	20.0%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 114 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits increased by $701.8 million or 20.0% during the quarter ended March 31, 2009 primarily due to the AmTrust branch acquisition which provided $596.9 million of additional deposits.

Certificates of deposit and money market deposits increased by 26.1% and 32.8%, respectively, in the first quarter of 2009 due primarily to the AmTrust branch acquisition.  Money market accounts and certificates of deposit acquired through the branch acquisition were $126.1 million and $381.7 million respectively.  Non-interest bearing demand, interest bearing demand and savings deposits increased by 5.1%, 4.3% and 14.6%, respectively, due to the branch acquisition and corresponding marketing efforts.

WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Service (CDARS®) program, which had $169.9 million in total outstanding balances at March 31, 2009, as compared to $89.1 million at December 31, 2008.  Certificates of deposit totaling approximately $1.5 billion at March 31, 2009 are scheduled to mature within the next year.  WesBanco will continue to focus on its deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 13. BORROWINGS

	March 31,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Federal Home Loan Bank borrowings	$ 588,467	$ 596,890	$ (8,423)	(1.4%)
Other short-term borrowings	227,089	297,805	(70,716)	(23.7%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,131	111,110	21	-
Total borrowings	$ 926,687	$ 1,005,805	$ (79,118)	(7.9%)

 Borrowings are a significant source of funding for WesBanco, however, in the current yield curve environment, certain borrowings may be more expensive than other available funding sources. In the first quarter of 2009, WesBanco reduced Federal Home Loan Bank and other short-term borrowings, including federal funds purchased, and replaced them with lower cost deposits.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $227.1 million at March 31, 2009 compared to $297.8 million at December 31, 2008. The decrease in these borrowings have occurred primarily as a result of a $52.0 million decrease in federal funds purchased and a $20.5 million decrease in securities sold under agreements to repurchase, which was partially offset by a $1.8 million increase in treasury tax and loan notes. Repayments totaling

$48.0 million were made on a revolving line of credit during the 2008 year.  The revolving line of credit is a senior obligation of the parent company and matures in May 2009.  It had no outstanding balance at March 31, 2009 and December 31, 2008.  Due to the increase in non-performing assets in the first quarter of 2009, WesBanco’s non-performing asset ratio exceeded the allowable limit of 1.75% under the revolving line of credit agreement; however, this covenant is expected to be waived by the lending bank as part of negotiating the extension of, or obtaining a new parent company line of credit in the second quarter.

CAPITAL RESOURCES

Shareholders' equity was $660.2 million at March 31, 2009 compared to $659.4 million at December 31, 2008. Total equity was increased for current three month earnings of $5.4 million and a $3.6 million change in other comprehensive income, which was partially offset by the declaration of common shareholder dividends of $7.4 million and $1.1 million in Troubled Asset Relief Program (TARP) preferred dividends to the U.S. Treasury.  No common shares were repurchased during the quarter.  As of March 31, 2009, WesBanco had repurchased 415,675 shares from a one million share repurchase plan approved by the Board of Directors in March 2007, leaving 584,325 shares to be repurchased from this 2007 authorization.  However, no shares other than for certain benefit plans may be repurchased under the terms of the Capital Purchase Program under the TARP in which WesBanco is currently a participating institution while the related preferred stock remains outstanding without permission from the Treasury Department.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank as well as WesBanco, Inc. maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2009, under FDIC regulations, WesBanco could receive without prior regulatory approval a dividend of up to $6.7 million from WesBanco Bank.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum	Well	March 31, 2009		December 31, 2008
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 484,559	9.72%	$ 507,075	10.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	484,559	12.70%	507,075	13.21%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	532,349	13.95%	555,084	14.46%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 436,833	8.80%	$ 456,882	9.28%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	436,833	11.55%	456,882	11.99%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	484,216	12.80%	504,557	13.24%
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

Securities are the principal source of liquidity for WesBanco.  The recent branch acquisition provided an additional source of liquidity through the assumption of $596.9 million in deposits, with the proceeds currently invested in interest-bearing cash, available-for-sale securities and other short-term investments. Securities totaled $1,415.0 million at March 31, 2009, of which $1,213.5 million were classified as available-for-sale and $200 million classified as other short-term investments. At March 31, 2009, WesBanco has approximately $9.5 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $197.9 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations, from loans scheduled to mature within the next year of $636.6 million and normal monthly loan repayments.  At March 31, 2009, WesBanco had $386.9 million of cash and cash equivalents, much of which serves as an additional source of liquidity at this time until a portion is invested in longer term investments.

Deposit flows are another principal factor affecting overall bank liquidity. Deposits totaled $4.2 billion at March 31, 2009. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus its competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.5 billion at March 31, 2009.   In addition to the relatively stable core deposit base, the Bank maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2009 approximated $1.2 billion.  At March 31, 2009, WesBanco had unpledged available-for-sale securities with a book value of $544.6 million that could be used for collateral or sold, excluding FHLB blanket liens on WesBanco’s mortgage-related assets. Alternative funding sources may include the utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits as well as selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

The principal sources of parent company liquidity are dividends from the Bank, a total of $31 million in cash and investments on hand, and a $48 million revolving line of credit with another bank, of which none was outstanding at March 31, 2009.  The line expires at the end of May 2009 and is currently being renegotiated. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2009, under FDIC regulations, WesBanco could receive without prior regulatory approval dividends totaling $6.7 million from the Bank.

At March 31, 2009, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $718.4 million compared to $729.0 million at December 31, 2008. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates.  Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or repricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of projected results.  The analysis may not consider all actions that WesBanco would employ in response to changes in interest rates and various earning asset and costing liability balances.

Management is aware of the significant effect inflation/deflation may have upon interest rates and ultimately upon financial performance.  WesBanco’s ability to cope with inflation/deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of noninterest income and expense during periods of increasing or decreasing inflation/deflation.  WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation/deflation on net interest income.  Management also controls the effects of inflation/deflation by conducting periodic reviews of the prices and terms of its various products and services, both in terms of the costs to offer the services as well as outside market influences upon such pricing, by introducing new products and services or deleting or reducing the availability of existing products and services, and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period.  Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at March 31, 2009 and December 31, 2008 assuming both a 100 and 200 basis point interest rate change, compared to a base model, except that due to current low interest rates, the 200 basis point decreasing change is shown as not applicable, and instead a 300 basis point rising rate environment is shown.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2009	December 31, 2008	Guidelines
+300	3.4%	(1.9%)	N/A
+200	3.7%	(0.5%)	- 12.5%
+100	3.8%	0.8%	- 5%
-100	(3.0%)	(3.5%)	- 5%
-200	N/A	N/A	- 12.5%

Interest rates decreased at a rapid pace in 2008, continuing a trend that began in the third quarter of 2007, ending the year at a federal funds rate ranging from 0.0% to 0.25% and a discount rate of 0.50%, as targeted by the Federal Reserve Board’s Open Market Committee rates are expected by most economists to remain substantially at such low levels for the  remainder of 2009 and into 2010 due to the current severe global recession.  A widening of the curve between short and longer term interest rates occurred for much of 2008, and due to WesBanco’s prior liability sensitive balance sheet, the Bank experienced a widening of its net interest margin throughout most of 2008, as lower overall funding costs more than offset lower loan and investment rates.  However, due to the continuing low rate environment, deposit rate floors began to impact WesBanco in the first quarter of 2009 and, combined with interest accrual reversals relating to increased levels of non-accrual loans, resulted in margin compression of 5 basis points as compared to the first quarter of 2008 and a net interest margin of 3.47%.  In addition, the margin compressed 21 basis points from the fourth quarter of 2008 level of 3.68%.

The earnings simulation model currently projects that net interest income for the next twelve month period would decrease by 3.0% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5%, for the same scenario as of December 31, 2008. While a 200 basis point falling interest rate scenario is unrealistic in the present interest rate environment, a decrease of 100 basis points in certain sectors of the interest rate curve is possible and is shown above despite the historic low levels of U.S. Treasury and other benchmark interest rates. Given the current rate environment, and the expectation of continued compression in earning asset rates as prepayments and maturities occur and new investment and lending opportunities replace such cash flows, ALCO does not anticipate the Bank’s ability to lower deposit and other funding rates at the same pace. This is primarily due to the natural interest rate floors on certain deposit types, competition throughout our markets from small and large banks and thrifts, and higher spreads on certain types of borrowed funds.

 Net interest income would increase by 3.8%, 3.7%, and 3.4% if rates increased by 100, 200 and 300, basis points respectively, as compared to plus 0.8%, minus 0.5% and minus 1.9% at December 31, 2008 for the same categories, reflecting a more significant asset sensitive position whereby more assets are predicted to reprice or mature in the short run at a faster pace than various liability types. The decrease in liability sensitivity between December 31, 2008 and March 31, 2009 was a result of certain changes in balance sheet composition primarily due to an increase in cash and due from banks and other short-term investments as a result of receiving funds from the AmTrust branch deposit purchase, as well as the continued reduction in fixed rate, longer-term residential mortgages, as the Bank sells most of its current fixed rate production into the secondary market.  These changes favorably impacted WesBanco’s prior sensitivity to rising interest rates. The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, and may utilize this funding source to mitigate the impact on our balance sheet of various term commercial and residential loans and to shorten or lengthen liabilities to help offset mismatches in various asset maturities. Additional investments of various maturities will continue into the second quarter from the AmTrust proceeds which will decrease cash and short-term investments, somewhat reducing the current asset sensitive position.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario.  The simulation model at March 31, 2009 using the 200 basis point increasing rate ramp analysis projects that net interest income would increase 3.5% over the next twelve months, compared to a 0.7% decrease at December 31, 2008.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At March 31, 2009, the market value of equity as a percent of base in a 200 basis point rising rate environment would increase 2.8% as compared to an increase of 3.7% for the same increasing rate environment as of December 31, 2008.  WesBanco’s policy is to limit such change to minus 25% for a +/- 200 basis point change in interest rates, with the decreased 200 basis point rate environment not currently applicable.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations including the utilization of derivative instruments to protect against changes in interest rates and their impact on the value of certain assets and liabilities or upon cash flows, although no such derivatives are currently outstanding. The Bank also looks to periodically extend borrowing terms with the FHLB and other parties, as it did in 2008. When reinvestment rates and/or asset spreads are deemed unfavorable for new investments, investment proceeds may be applied to maturing borrowings, or to fund available loan demand.  Another strategy is decreasing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio, by allowing existing maturities to run off without replacement and selling most newly-originated fixed rate loans into the secondary market under rate lock commitments.  From time to time, the ALCO may promote the offering of special maturity, competitively priced term certificates of deposit to offset runoff in other certificate categories and/or in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume where competition is stronger or our market share is lower. The Bank also is continuing a strategy of focusing its marketing efforts on the generation of low-cost and non-interest bearing transaction accounts, and utilizing the Certificate of Deposit Account Registry Service (“CDARS®”) program as a replacement for non-renewed, primarily single service CDs or as an alternative to wholesale borrowing sources. It is also currently anticipated that certain deposit types from the recent AmTrust branch purchase may run off due to competitive offerings in the Columbus, Ohio market and our own desire to improve the overall deposit profile and number of account relationships per customer in that market.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  March 31, 2009, WesBanco had an active stock repurchase plan in which up to one million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no open market repurchases during the first quarter of 2009.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Balance at December 31, 2008				584,325

January 1, 2009 to January 31, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	27,330	$ 26.33	N/A	N/A

February 1, 2009 to February 29, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	5,125	$ 20.63	N/A	N/A

March 1, 2009 to March 31, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	15,694	$ 18.86	N/A	N/A

First Quarter 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	48,149	$ 23.29	N/A	N/A

Total	48,149	$ 23.29	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
N/A - Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 2009, the Annual Meeting of the Stockholders of WesBanco, Inc. was held in Wheeling, WV. The following directors were elected to the Board of Directors for a term of three years expiring at the Annual Stockholders meeting in 2012:

	For	Withheld
Ray A. Byrd	20,806,490	633,976
John W. Fischer, II	21,126,710	313,755
Ernest S. Fragale	21,038,926	401,540
D. Bruce Knox	20,967,744	472,722
Reed J. Tanner	21,078,677	361,788
Donald P. Wood	21,022,778	417,687

In addition to voting to elect the aforementioned directors, WesBanco’s stockholders voted to approve a non-binding, advisory proposal concerning WesBanco, Inc.’s executive compensation policies and procedures, required under terms of the recently-enacted American Recovery and Reinvestment Act of 2009.  The results of the vote were as follows:

	For	Against	Abstain
Executive Compensation Proposal	20,343,182	883,537	213,746

ITEM 6. EXHIBITS

12	Statement of Ratios of Earnings to Fixed Charges

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 8, 2009	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: May 8, 2009	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer