Form 10-Q
period 2009-08-10
WESBANCO INC
filed 2009-08-10
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Larger accelerated filer ☐                                                                                                           Accelerated filer ☑
Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.    Yes ☐ No ☑

As of July 31, 2009, there were 26,567,653 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3
	Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3	Quantitative and Qualitative Disclosures About Market Risk	33

4	Controls and Procedures	35

	PART II – OTHER INFORMATION
1	Legal Proceedings	36

2	Unregistered Sales of Equity Securities and Use of Proceeds	36

4	Submission of Matters to a Vote of Security Holders	36

6	Exhibits	37

	Signatures	38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(unaudited, dollars in thousands, except per share amounts)	2009	2008
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $12,235 and $65,145, respectively	$ 91,897	$ 141,170
Securities:
Available-for-sale, at fair value	1,455,845	934,138
Held-to-maturity (fair values of $931 and $1,214, respectively)	1,450	1,450
Other short-term investments, at fair value	50,039	-
Total securities	1,507,334	935,588
Loans held for sale	9,223	3,874
Portfolio loans:
Commercial	472,915	510,902
Commercial real estate	1,766,904	1,699,023
Residential real estate	772,606	856,999
Home equity	230,727	217,436
Consumer	298,302	319,949
Total portfolio loans, net of unearned income	3,541,454	3,604,309
Allowance for loan losses	(58,572)	(49,803)
Net portfolio loans	3,482,882	3,554,506
Premises and equipment, net	92,531	93,693
Accrued interest receivable	21,796	19,966
Goodwill and other intangible assets, net	289,893	267,883
Bank-owned life insurance	102,973	101,229
Other assets	138,412	104,132
Total Assets	$ 5,736,941	$ 5,222,041

LIABILITIES
Deposits:
Non-interest bearing demand	$ 514,427	$ 486,752
Interest bearing demand	458,148	429,414
Money market	661,705	479,256
Savings deposits	484,236	423,830
Certificates of deposit	1,982,007	1,684,664
Total deposits	4,100,523	3,503,916
Federal Home Loan Bank borrowings	580,544	596,890
Other short-term borrowings	227,800	297,805
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,153	111,110
Total borrowings	919,497	1,005,805
Accrued interest payable	13,148	10,492
Other liabilities	50,053	42,457
Total Liabilities	5,083,221	4,562,670

SHAREHOLDERS' EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value; 1,000,000 shares
authorized; 75,000 shares issued and outstanding in 2009 and 2008, respectively	72,560	72,332
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued;
26,567,653 shares and 26,560,889 shares outstanding in 2009 and 2008, respectively	55,487	55,487
Capital surplus	193,196	193,221
Retained earnings	338,610	344,403
Treasury stock (66,195 and 72,959 shares - at cost for 2009 and 2008, respectively)	(1,498)	(1,661)
Accumulated other comprehensive income	(3,379)	(3,182)
Deferred benefits for directors	(1,256)	(1,229)
Total Shareholders' Equity	653,720	659,371
Total Liabilities and Shareholders' Equity	$ 5,736,941	$ 5,222,041

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands, except per share amounts)	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 51,482	$ 59,436	$ 103,541	$ 122,760
Interest and dividends on securities:
Taxable	10,791	7,107	18,309	14,319
Tax-exempt	3,698	3,525	7,212	7,324
Total interest and dividends on securities	14,489	10,632	25,521	21,643
Other interest income	108	520	218	966
Total interest and dividend income	66,079	70,588	129,280	145,369
INTEREST EXPENSE
Interest bearing demand deposits	727	1,062	1,377	3,176
Money market deposits	1,848	2,154	3,094	4,532
Savings deposits	644	741	1,178	1,731
Certificates of deposit	14,755	17,473	28,159	38,950
Total interest expense on deposits	17,974	21,430	33,808	48,389
Federal Home Loan Bank borrowings	5,614	4,665	11,246	9,209
Other short-term borrowings	1,770	2,087	3,838	4,754
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,470	1,747	3,010	3,614
Total interest expense	26,828	29,929	51,902	65,966
NET INTEREST INCOME	39,251	40,659	77,378	79,403
Provision for credit losses	10,269	5,723	19,819	11,148
Net interest income after provision for credit losses	28,982	34,936	57,559	68,255
NON-INTEREST INCOME
Trust fees	3,288	3,939	6,641	8,063
Service charges on deposits	6,076	6,020	11,294	11,623
Bank-owned life insurance	897	902	1,788	1,762
Net securities gains	2,462	400	2,604	906
Net gains on sales of mortgage loans	297	408	785	464
Other income	3,289	3,122	5,634	7,068
Total non-interest income	16,309	14,791	28,746	29,886
NON-INTEREST EXPENSE
Salaries and wages	13,998	13,933	27,165	27,871
Employee benefits	5,061	4,290	9,768	8,918
Net occupancy	2,361	2,435	5,105	5,523
Equipment	2,687	2,862	5,229	5,446
Marketing	1,720	1,211	2,476	2,380
FDIC Insurance	4,322	152	5,576	264
Amortization of intangible assets	812	908	1,509	1,922
Restructuring and merger-related expenses	192	1,656	621	2,705
Other operating expenses	8,392	8,623	16,909	17,701
Total non-interest expense	39,545	36,070	74,358	72,730
Income before provision for income taxes	5,746	13,657	11,947	25,411
Provision for income taxes	2	2,373	753	4,624
NET INCOME	$ 5,744	$ 11,284	$ 11,194	$ 20,787
Preferred dividends	1,057	-	2,112	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 4,687	$ 11,284	$ 9,082	$ 20,787
EARNINGS PER COMMON SHARE
Basic	$ 0.18	$ 0.42	$ 0.34	$ 0.78
Diluted	$ 0.18	$ 0.42	$ 0.34	$ 0.78
AVERAGE SHARES OUTSTANDING
Basic	26,567,653	26,547,498	26,564,589	26,547,286
Diluted	26,568,752	26,553,724	26,566,516	26,556,832
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.28	$ 0.28	$ 0.56	$ 0.56

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and 2008
								Accumulated
								Other	Deferred
(unaudited, dollars in thousands,	Preferred Stock		Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
except per share amounts)	Shares	Amount	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
January 1, 2009	75,000	$ 72,332	26,560,889	$ 55,487	$ 193,221	$ 344,403	$ (1,661)	$ (3,182)	$ (1,229)	$ 659,371
Net income						11,194				11,194
Other comprehensive income (loss)								(197)		(197)
Total comprehensive income										10,997
Preferred dividends and amortization of discount		228				(2,112)				(1,884)
Common dividends
declared (0.56 per share)						(14,875)				(14,875)
Treasury shares sold			6,764		(52)		163			111
Deferred benefits for directors- net					27				(27)	-
June 30, 2009	75,000	$ 72,560	26,567,653	$ 55,487	$ 193,196	$ 338,610	$ (1,498)	$ (3,379)	$ (1,256)	$653,720

January 1, 2008	-	$ -	26,547,073	$ 55,487	$ 190,222	$ 336,317	$ (1,983)	$ 1,450	$ (1,174)	$ 580,319
Net income						20,787				20,787
Other comprehensive income (loss)								(2,856)		(2,856)
Total comprehensive income										17,931
Common dividends
declared ($0.56 per share)						(14,865)				(14,865)
Treasury shares sold			624		(3)		14			11
Stock option expense					76					76
Deferred benefits for directors – net					26				(26)	-
June 30, 2008	-	$ -	26,547,697	$ 55,487	$ 190,321	$ 342,239	$ (1,969)	$ (1,406)	$ (1,200)	$ 583,472

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
(unaudited, in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income	$ 11,194	$ 20,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,905	3,738
Net amortization (accretion)	1,779	(363)
Provision for loan losses	19,950	11,148
Net securities gains	(2,604)	(906)
Net gains on sales of mortgage loans	(785)	(463)
Increase in deferred income taxes	(4,833)	(847)
Increase in cash surrender value of bank-owned life insurance	(1,744)	(1,795)
Loans originated for sale	(88,309)	(62,232)
Proceeds from the sale of loans originated for sale	80,470	60,517
Net change in: other assets and accrued interest receivable	(30,104)	9,150
Net change in: other liabilities and accrued interest payable	6,652	(10,794)
Other – net	1,003	1,340
Net cash (used in) provided by operating activities	(3,426)	29,280
INVESTING ACTIVITIES:
Securities available-for-sale and other short-term investments:
Proceeds from sales	283,491	28,970
Proceeds from maturities, prepayments and calls	193,204	130,086
Purchases of securities	(1,049,317)	(125,049)
Net cash received from acquisitions	578,573	-
Net decrease in loans	54,013	78,803
Sale of branches	-	(23,987)
Purchases of premises and equipment – net	(1,821)	(7,242)
Net cash provided by investing activities	58,143	81,581
FINANCING ACTIVITIES:
Decrease in deposits	(2,714)	(189,291)
Proceeds from Federal Home Loan Bank borrowings	-	153,586
Repayment of Federal Home Loan Bank borrowings	(15,043)	(28,035)
Decrease in other short-term borrowings	(17,794)	(27,760)
(Decrease) Increase in federal funds purchased	(52,000)	52,000
Dividends paid to common and preferred shareholders	(16,550)	(14,865)
Treasury shares sold – net	111	11
Net cash used in financing activities	(103,990)	(54,354)
Net (decrease) increase in cash and cash equivalents	(49,273)	56,507
Cash and cash equivalents at beginning of the period	141,170	130,495
Cash and cash equivalents at end of the period	$ 91,897	$ 187,002
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 49,247	$ 66,455
Income taxes paid	4,725	2,000
Transfers of loans to other real estate owned	1,503	486
Summary of business acquistion:
Fair value of tangible assets acquired (including cash of $599,266)	600,257	-
Fair value of liabilities assumed	(603,086)	-
Cash paid in the acquisition	(20,693)	-
Goodwill and other intangibles recognized	$ (23,522)	$ -

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

RECENT ACCOUNTING PRONOUNCEMENTS— In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures on the fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  The disclosures are effective for interim reporting periods ending after June 15, 2009 and did not have a material impact on WesBanco’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for interim reporting periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on WesBanco’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” which removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities.  This statement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  This statement must be applied as of the beginning of the first interim and annual period that begins after November 15, 2009.  WesBanco is currently evaluating the impact of adopting SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”  which amends Interpretation 46(R) to, among other things, require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; requires ongoing reassessments of whether an enterprise is the primary beneficiary; eliminates the quantitative approach previously required for determining the primary beneficiary, and requires enhanced disclosures to provide more transparent information about an entity’s involvement in a variable interest entity.  This statement must be applied as of the beginning of the first interim and annual period that begins after November 15, 2009.  WesBanco is currently evaluating the impact of adopting SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements by nongovernmental entities.  The objective of this statement is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  All guidance contained in the codification will carry an equal level of authority. However in addition to the codification rules, all interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP.  It is effective for interim reporting periods ending after September 15, 2009.  The adoption of this statement is not expected to have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands, except shares and per share amounts)	2009	2008	2009	2008
Numerator for both basic and diluted earnings per share:
Net Income	$ 5,744	$ 11,284	$ 11,194	$ 20,787
Less: Preferred dividends	$ (1,057)	$ -	$ (2,112)	$ -
Net Income Available to Common Shareholders	$ 4,687	$ 11,284	$ 9,082	$ 20,787

Denominator:
Total average basic common shares outstanding	26,567,653	26,547,498	26,564,589	26,547,286
Effect of dilutive stock options	1,099	6,226	1,927	9,546
Total diluted average common shares outstanding	26,568,752	26,553,724	26,566,516	26,556,832

Earnings per share - basic	$ 0.18	$ 0.42	$ 0.34	$ 0.78
Earnings per share - diluted	$ 0.18	$ 0.42	$ 0.34	$ 0.78

On December 5, 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock to the Treasury.  The warrant is considered in the calculation of diluted earnings per share, but due to its anti-dilutive impact at June 30, 2009, it had no effect on earnings per share.

NOTE 3. BUSINESS COMBINATION

On March 27, 2009, WesBanco completed the purchase of all five of AmTrust Bank’s Columbus, Ohio branches.  As part of the agreement, WesBanco assumed all of the deposit liabilities of $599.4 million and purchased, or assumed the leases of, the related fixed assets of the branches.  WesBanco did not acquire loans as part of the transaction, and is now operating the acquired branches under the WesBanco Bank, Inc., (the “Bank”) name.  The acquisition was intended to improve WesBanco’s competitive position in the Columbus, Ohio market, with a larger market share and broader retail distribution.  WesBanco’s Consolidated Statements of Income include the results of operations of the AmTrust branches from the closing date of the acquisition.  The aggregate purchase price for the five AmTrust branches was $21.2 million, net of cash and other assets received.

Following is a reconciliation of the preliminary purchase price allocation:

(unaudited, in thousands)	Fair Value of Tangible Net Assets Acquired
Cash	$ 599,265
Other tangible assets	991
Goodwill and other intangibles	23,522
Deposits	(599,353)
Other liabilities	(3,273)
Total purchase price	$ 21,152

Goodwill and other intangible assets were allocated to WesBanco’s community banking segment. The AmTrust core deposit intangible which has been valued at $2.8 million has a weighted-average useful life of approximately 10 years.

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale securities
Other government agencies	$ 210,665	$ 835	$ (592)	$ 210,908	$ 39,241	$ 768	$ -	$ 40,009
Corporate debt securities	37,542	378	(36)	37,884	3,019	130	-	3,149
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	814,056	13,038	(4,138)	822,956	513,942	10,130	(175)	523,897
Other residential collateralized mortgage obligations	3,735	7	(62)	3,680	4,242	19	(111)	4,150
Obligations of state and political subdivisions	370,102	7,782	(1,164)	376,720	352,995	7,834	(1,404)	359,425
Total debt securities	1,436,100	22,040	(5,992)	1,452,148	913,439	18,881	(1,690)	930,630
Equity securities	3,389	345	(37)	3,697	3,143	394	(29)	3,508
Total available-for-sale securities	$1,439,489	$ 22,385	$ (6,029)	$ 1,455,845	$916,582	$ 19,275	$ (1,719)	$934,138
Held-to-maturity securities				-
Corporate debt securities	1,450	-	(519)	931	1,450	-	(236)	1,214
Total held-to-maturity securities	$ 1,450	$ -	$ (519)	$ 931	$ 1,450	$ -	$ (236)	$ 1,214
Other short-term investments	$ 50,039	-	-	50,039	-	-	-	-
Total securities	$1,490,978	$ 22,385	$ (6,548)	$ 1,506,815	$918,032	$ 19,275	$ (1,955)	$935,352

At June 30, 2009, and December 31, 2008, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

Securities with aggregate par values of $559.7 million and $551.1 million and aggregate carrying values of $564.3 million and $552.8 million at June 30, 2009 and December 31, 2008, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities and other short-term investments were $270.8 million and $283.5 million for the three and six months ended June 30, 2009, respectively, compared to $1.1 million and $29.0 million for the same periods in 2008.

For the six months ended June 30, 2009 realized gains on available-for-sale securities were $2.8 million and realized losses were $162 thousand.  For the six months ended June 30, 2008 realized gains on available-for-sale securities were $0.9 million and realized losses were $2 thousand.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities:
	June 30, 2009
		After One But	After Five But
	Within One Year	Within Five Years	Within Ten Years	After Ten Years
(dollars in thousands)	Amount	Amount	Amount	Amount
Securities available-for-sale: (1)
Other government agencies	$ 106,408	$ 93,779	$ 10,721	$ -
Corporate debt securities	4,841	33,043	-	-
Residential mortgage-backed securities and
collateralized mortgage obligations of
government agencies (2)	88,268	559,528	153,880	21,280
Other residential collateralized mortgage obligations	-	3,637	-	43
Obligations of states and political subdivisions	79,025	147,521	97,999	52,175
Equity securities	-	-	-	3,697
Total securities available-for-sale	$ 278,542	$ 837,508	$ 262,600	$ 77,195
Securities held-to-maturity (at amortized cost):
Corporate debt securities	-	-	-	1,450
Total held-to-maturity securities	$ -	$ -	$ -	$ 1,450
Other short-term investments	50,039	-	-	-
Total securities	$ 328,581	$ 837,508	$ 262,600	$ 78,645
          (1) Maturity amounts on securities available-for-sale have been calculated based on amortized cost.
(2) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 87,259	$ (592)	11	$ -	$ -	-	$ 87,259	$ (592)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	356,179	(4,074)	38	5,663	(64)	5	361,842	(4,138)	43
Other residential collateralized mortgage obligations	-	-	-	3,638	(62)	5	3,638	(62)	5
Obligations of states and political subdivisions	31,922	(706)	50	23,235	(458)	59	55,157	(1,164)	109
Corporate debt securities	6,081	(36)	3	931	(519)	1	7,012	(555)	4
Equity securities	184	(37)	2	-	-	-	184	(37)	2
Total temporarily impaired securities	$ 481,625	$ (5,445)	104	$ 33,467	$ (1,103)	70	$515,092	$ (6,548)	174

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$ 2,956	$ (6)	12	$ 16,321	$ (169)	10	$ 19,277	$ (175)	22
Other residential collateralized mortgage obligations	-	-	-	4,095	(111)	5	4,095	(111)	5
Obligations of states and political subdivisions	42,034	(1,171)	72	12,502	(233)	24	54,536	(1,404)	96
Corporate debt securities	1,214	(236)	1	-	-	-	1,214	(236)	1
Equity securities	1,289	(29)	2	-	-	-	1,289	(29)	2
Total temporarily impaired securities	$ 47,493	$ (1,442)	87	$ 32,918	$ (513)	39	$ 80,411	$ (1,955)	126

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

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality, as all debt securities are of investment grade quality and are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices.  WesBanco does not intend to sell and it is more likely than not that it will not be required to sell loss position securities prior to recovery of their cost.  Accordingly, as of June 30, 2009, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income.

NOTE 5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.1 million at June 30, 2009 and $3.3 million at December 31, 2008.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:
	For the Six Months Ended
	June 30,
(unaudited, in thousands)	2009	2008
Balance at beginning of period	$ 49,803	$ 38,543
Provision for loan losses	19,950	10,981
Charge-offs	(12,119)	(9,649)
Recoveries	938	1,977
Net charge-offs	(11,181)	(7,672)
Balance at end of period	$ 58,572	$ 41,852

The following tables summarize loans classified as impaired:
	June 30,	December 31,
(unaudited, in thousands)	2009	2008
Balance of impaired loans with no allocated allowance for loan losses	$ 60,660	$ 25,296
Balance of impaired loans with an allocated allowance for loan losses	36,387	22,202
Total impaired loans	$ 97,047	$ 47,498

Allowance for loan losses allocated to impaired loans	$ 9,215	$ 5,113

At June 30, 2009, WesBanco had unfunded commitments to debtors whose loans were classified as impaired or renegotiated of $0.3 million.  At December 31, 2008, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired or renegotiated.

NOTE 6. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System.  WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types and a specific lien on certain securities if pledged directly with the FHLB with a market value in excess of the outstanding balances of the borrowings.  At June 30, 2009 and December 31, 2008, WesBanco had FHLB borrowings of $580.5 million and $596.9 million, respectively, with a weighted-average interest rate of 3.89% and 3.90%, respectively.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $31.6 million at June 30, 2009 and $32.1 million at December 31, 2008 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at June 30, 2009 and December 31, 2008 was estimated to be approximately $552.7 million and $848.8 million, respectively.

In December 2008, the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks.  The FHLB of Pittsburgh stock owned by WesBanco totaled $26.3 million at June 30, 2009 and at December 31, 2008, and is held primarily to serve as collateral on FHLB borrowings.  Dividend income recognized on FHLB of Pittsburgh stock totaled $0.4 million for 2008.  Additionally, WesBanco owned $5.3 million and $5.7 million of FHLB of Cincinnati stock at June 30, 2009 and December 31, 2008, respectively, which paid a cash dividend at an annualized rate of 4.50% and 5.00% in the second quarter of 2009 and the fourth quarter of 2008, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $580.5 million outstanding at June 30, 2009, $269.3 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2009 based on their contractual maturity dates and effective interest rates:

(unaudited, in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2009	$ 82,567	4.22%
2010	261,526	3.84%
2011	85,052	3.76%
2012	56,704	4.45%
2013	51,031	3.28%
2014 and thereafter	43,664	3.86%
Total	$ 580,544	3.89%

NOTE 7. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	June 30,	December 31,
(unaudited, in thousands)	2009	2008
Federal funds purchased	$ -	$ 52,000
Securities sold under agreements to repurchase	224,011	245,165
Treasury tax and loan notes and other	3,789	640
Total	$ 227,800	$ 297,805

NOTE 8. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2009	2008	2009	2008
Service cost – benefits earned during year	$ 599	$ 577	$ 1,199	$ 1,154
Interest cost on projected benefit obligation	837	792	1,674	1,584
Expected return on plan assets	(944)	(1,138)	(1,889)	(2,276)
Amortization of prior service cost	(29)	(29)	(59)	(59)
Amortization of net loss	476	129	952	258
Net periodic pension cost	$ 939	$ 331	$ 1,877	$ 661

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

There is no minimum contribution due for 2009, and no decision has been made as of June 30, 2009 relative to the level of contribution that will be made to the plan, if any.

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
June 30, 2009
Fair Value Measurements Using:
	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited - in thousands)		(Level 1)	(Level 2)	(Level 3)

Securities - available for sale	$ 1,455,845	$ 212,786	$ 1,241,323	$ 1,736
Other short-term investments	50,039	50,039	-	-

December 31, 2008
Fair Value Measurements Using:
	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited - in thousands)		(Level 1)	(Level 2)	(Level 3)

Securities - available for sale	$ 934,138	$ 41,818	$ 890,552	$ 1,768

The following tables present additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited - in thousands)	2009	2008	2009	2008
Balance at beginning of period	$ 1,706	$ 5,801	$ 1,768	$ 5,994
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	30	(363)	(7)	(556)
Purchases, issuances, and settlements	-	-	-	-
Transfers in or (out) of Level 3	-	-	(25)	-
Balance at end of period	$ 1,736	$ 5,438	$ 1,736	$ 5,438

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

Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited - in thousands)		(Level 1)	(Level 2)	(Level 3)
June 30, 2009
Impaired loans (1)	$ 27,172	$ -	$ -	$ 27,172
Mortgage servicing rights (2)	2,655	-	-	2,655
December 31, 2008
Impaired loans (1)	$ 17,089	$ -	$ -	$ 17,089
(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

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

The following table represents the estimates of fair value of financial instruments:
	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$ 91,897	$ 91,897	$ 141,170	$ 141,170
Securities held-to-maturity	1,450	931	1,450	1,214
Securities available-for-sale	1,455,845	1,455,845	934,138	934,138
Other short-term investments	50,039	50,039	-	-
Net loans	3,482,882	3,524,444	3,554,506	3,626,774
Loans held for sale	9,223	9,223	3,874	3,874
Accrued interest receivable	21,796	21,796	19,966	19,966
Bank owned life insurance	102,973	102,973	101,229	101,229
Financial liabilities:
Deposits	4,100,523	4,117,522	3,503,916	3,508,233
Federal Home Loan Bank borrowings	580,544	591,426	596,890	617,518
Other borrowings	227,800	223,155	297,805	297,741
Junior subordinated debt	111,153	62,377	111,110	53,178
Accrued interest payable	13,148	13,148	10,492	10,492

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and due from banks — The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities — Fair values for securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.  The fair value of securities accounted for using the cost method is only estimated if events or changes in circumstances that may have a significant adverse effect on their fair value have been identified.  Other short-term investments consist of money market funds.

Loans Held for Sale — The carrying amount of loans held for sale approximates its fair value.

Net Loans —Fair values of commercial real estate, construction, residential mortgage and personal loans are based on a discounted value of the estimated future cash flows expected to be received.  The current interest rates applied in the discounted cash flow method reflect rates used to price new loans of similar type, adjusted for relative risk and remaining maturity.  Non-performing loans and loans past due 90 days or more and accruing interest are recorded at carrying amount, net of the allowance for loan losses.

Accrued interest receivable — The carrying amount of accrued interest receivable approximates its fair value.

Bank-Owned Life Insurance — The carrying value of bank-owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated.  Management believes that the carrying value approximates fair value.

Deposits — The carrying amount is considered a reasonable estimate of fair value for demand, savings and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Borrowings — For FHLB borrowings, fair value is based on rates currently available to WesBanco for borrowings with similar terms and remaining maturities.

Other Borrowings — Fair values for federal funds purchased and repurchase agreements are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.

Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts — Due to the pooled nature of these instruments, which are not actively traded on an equity market, estimated fair value is based on broker prices from recent similar issuances.

Accrued Interest Payable — The carrying amount of accrued interest payable approximates its fair value.

Off-Balance Sheet Financial Instruments — Off-balance sheet financial instruments consist of commitments to extend credit and letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore not presented in the above table.

NOTE 11. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited, in thousands)	2009	2008	2009	2008
Net Income	$ 5,744	$ 11,284	$ 11,194	$ 20,787
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	(4,126)	(13,562)	1,403	(4,029)
Related income tax (expense) benefit (1)	1,541	5,271	(524)	1,565
Net securities (gains) losses reclassified into earnings	(2,462)	(400)	(2,604)	(906)
Related income tax expense (benefit) (1)	920	159	973	359
Net effect on other comprehensive income for the period	(4,127)	(8,532)	(752)	(3,011)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	-	55	-	58
Related income tax (expense) benefit (1)	-	(22)	-	(23)
Net effect on other comprehensive income for the period	-	33	-	35

Defined benefit pension plan
Amortization of prior service costs	(29)	(29)	(58)	(58)
Related income tax expense (benefit) (1)	11	12	22	24
Amortization of unrealized loss	475	128	944	256
Related income tax expense (benefit) (1)	(177)	(51)	(353)	(102)
Net effect on other comprehensive income for the period	280	60	555	120
Other comprehensive income	(3,847)	(8,439)	(197)	(2,856)
Total comprehensive income	$ 1,897	$ 2,845	$ 10,997	$ 17,931
 (1) Related income tax expense (benefit) calculated using a combined Federal and State income tax rate of approximately 40%.

The activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2009 and 2008 is as follows:
Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2009	$ (14,132)	$ 10,950	$ -	$ (3,182)
Period change, net of tax	555	(752)	-	(197)
Balance at June 30, 2009	$ (13,577)	$ 10,198	$ -	$ (3,379)

Balance at January 1, 2008	$ (3,893)	$ 5,379	$ (36)	$ 1,450
Period change, net of tax	120	(3,011)	35	(2,856)
Balance at June 30, 2008	$ (3,773)	$ 2,368	$ (1)	$ (1,406)

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.2 million and $0.4 million as of June 30, 2009 and December 31, 2008, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of June 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

       The following table presents total commitments and standby letters of credit outstanding:
	June 30,	December 31,
(unaudited, in thousands)	2009	2008
Commitments to extend credit	$ 672,146	$ 728,994
Standby letters of credit	33,678	34,209
Commercial letters of credit	182	2,585

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claim contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 13. STOCK-BASED COMPENSATION

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

The following table presents stock option activity for the six months ended June 30, 2009:
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
(unaudited, in thousands, except shares, per share amounts and term)	Shares	Per Share	Life in Years
Outstanding at January 1, 2009	393,127	$ 23.91
Granted	-	-
Exercised	(6,764)	14.97
Forfeited or expired	(14,144)	25.75
Outstanding at June 30, 2009	372,219	$ 24.00	3.98
Vested and exercisable at June 30, 2009	372,219	$ 24.00	3.98

        The aggregate intrinsic value of the outstanding options and the options exercisable at quarter end was $11 thousand.  There were no options awarded during the six months ended June 30, 2009.

NOTE 14. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $2.4 billion and $2.9 billion at June 30, 2009 and 2008, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:
		Trust and
	Community	Investment
(Unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months ended June 30, 2009:
Interest income	$ 66,079	$ -	$ 66,079
Interest expense	26,828	-	26,828
Net interest income	39,251	-	39,251
Provision for credit losses	10,269	-	10,269
Net interest income after provision for credit losses	28,982	-	28,982
Non-interest income	13,021	3,288	16,309
Non-interest expense	37,274	2,271	39,545
Income before provision for income taxes	4,729	1,017	5,746
Provision for income taxes	(405)	407	2
Net income	$ 5,134	$ 610	$ 5,744

For the Three Months ended June 30, 2008:
Interest income	$ 70,588	$ -	$ 70,588
Interest expense	29,929	-	29,929
Net interest income	40,659	-	40,659
Provision for credit losses	5,723	-	5,723
Net interest income after provision for credit losses	34,936	-	34,936
Non-interest income	10,852	3,939	14,791
Non-interest expense	33,190	2,880	36,070
Income before provision for income taxes	12,598	1,059	13,657
Provision for income taxes	1,949	424	2,373
Net income	$ 10,649	$ 635	$ 11,284

For the Six Months ended June 30, 2009:
Interest income	$ 129,280	$ -	$ 129,280
Interest expense	51,902	-	51,902
Net interest income	77,378	-	77,378
Provision for credit losses	19,819	-	19,819
Net interest income after provision for credit losses	57,559	-	57,559
Non-interest income	22,105	6,641	28,746
Non-interest expense	69,680	4,678	74,358
Income before provision for income taxes	9,984	1,963	11,947
Provision for income taxes	(32)	785	753
Net income	$ 10,016	$ 1,178	$ 11,194

For the Six Months ended June 30, 2008:
Interest income	$ 145,369	$ -	$ 145,369
Interest expense	65,966	-	65,966
Net interest income	79,403	-	79,403
Provision for credit losses	11,148	-	11,148
Net interest income after provision for credit losses	68,255	-	68,255
Non-interest income	21,823	8,063	29,886
Non-interest expense	67,724	5,006	72,730
Income before provision for income taxes	22,354	3,057	25,411
Provision for income taxes	3,401	1,223	4,624
Net income	$ 18,953	$ 1,834	$ 20,787

Total non-fiduciary assets of the trust and investment services segment were $18.8 million and $16.1 million at June 30, 2009 and 2008, respectively.  All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 15. SUBSEQUENT EVENTS

WesBanco has evaluated subsequent events through August 10, 2009, the date that these financial statements were filed with the Securities and Exchange Commission.

On July 29, 2009, management received a new appraisal relating to the value of a hotel property collateralizing a commercial real estate loan of approximately $7.8 million. This loan was moved to non-accrual status from renegotiated status in the second quarter, and prior to the receipt of this additional information, had no specific reserve allocation under FAS 114.  The new appraisal was significantly lower than the appraisal obtained at the time the loan was made and management’s most recent estimate of the property’s current value.  The new appraisal contains certain variables and assumptions that will require further analysis and evaluation of their applicability to this property.  Based on management’s initial evaluation of the new appraisal, the provision for loan losses for the second quarter and the six months ended June 30, 2009 and the allowance for loan losses as of June 30, 2009 each increased by $2 million from the balances reported in the earnings release and Form 8-K on July 22, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2008 and Form 10-Q as of March 31, 2009 filed with the Securities and Exchange Commission (“SEC”), which is available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, greater than expected outflows on recent branch acquisition deposits; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2009 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Goodwill - The carrying value of goodwill is tested annually for impairment in the fourth quarter or at the end of other interim periods if indicators of potential impairment are present.  The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill.  If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded.  Otherwise, additional testing is performed and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value or an intangible asset exceeds its fair value, an impairment loss is recognized.  WesBanco uses market capitalization, multiples of tangible book value, and discounted cash flow methods to determine the estimated current fair value of its reporting units.  Given the declines in WesBanco’s market capitalization during 2009, management performed an impairment test of goodwill related to the community banking reporting unit.  As of June 30, 2009, there was $274.1 million of goodwill recorded at the community banking reporting unit level.  Management estimated the fair value of the community banking reporting unit at June 30, 2009 using a market approach and an income approach.  Based on this analysis, the estimated fair value of the community banking reporting unit could decline by approximately 13% before further analysis of goodwill impairment would be required.

In the event WesBanco determined that its goodwill was impaired, recognition of an impairment charge could have a significant adverse impact on its financial position or results of operations in the period in which the impairment occurred.

OVERVIEW

As noted last quarter, WesBanco completed the purchase of all five of AmTrust Bank’s Columbus, Ohio branches on March 27, 2009.  WesBanco assumed all of the deposit liabilities of $599.4 million for a total purchase price of $21.2 million and is now operating the acquired branches under the Bank name.

WesBanco is a multi-state bank holding company operating through 114 branches and 144 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income available to common shareholders for the three months ended June 30, 2009 was $4.7 million, while diluted earnings per common share were $0.18, as compared to $11.3 million or $0.42 per common share for the 2008 quarter. However, net income available to common shareholders increased 6.7% from the first quarter of 2009 primarily due to higher net interest income and higher deposit and other fees resulting from the larger balance sheet provided by the AmTrust acquisition and increased net security gains.  For the first six months of 2009 net income available to common shareholders was $9.1 million and diluted earnings per common share were $0.34, as compared to $20.8 million or $0.78 per common share for the 2008 period.  Earnings per common share for 2009 included the full effect of the Troubled Asset Relief Program (“TARP”) preferred stock dividend of $1.1 million or $0.04 per quarter.  The TARP preferred stock transaction under the Capital Purchase Program (“CPP”) for healthy banks, was consummated with the U.S. Treasury on December 5, 2008.

Net income decreased by $6.6 million during the second quarter of 2009, as compared to the second quarter of 2008, primarily due to a $4.2 million increase in FDIC insurance expense, which includes a $2.6 million special assessment and increases in the regular assessment rate. The provision for credit losses in the quarter increased $4.5 million due to deterioration of credit quality across all segments of the loan portfolio from the prolonged recession. The provision for loan losses exceeded net charge offs by $4.3 million in the second quarter of 2009 which increased the allowance for loan losses to 1.65% of total loans at June 30, 2009 compared to 1.52% at March 31, 2009 and 1.15% at June 30, 2008.  Net interest income decreased by $1.4 million as a result of lower interest rates on available investments for the cash proceeds of the AmTrust acquisition, repricing of earning assets in the lower interest rate environment, lower purchase accounting accretion from the late 2007 Oak Hill Banks acquisition, and higher non-accrual loans resulting in a decrease in the net interest margin to 3.17% from 3.75% in the 2008 second quarter.  These decreases were partially offset by an increase in net securities gains of $2.1 million and a lower tax provision of $2.4 million due to lower pre-tax income and a lower effective tax rate.

For the first six months of 2009 the decrease in net income was primarily due to a $5.3 million increase in FDIC insurance, an $8.7 million increase in the provision for credit losses and a $2.0 million decrease in net interest income, partially offset by decreased merger and acquisition costs of $2.1 million and a $3.9 million decrease in the provision for income taxes.  The effective tax rate in the 2009 period was 6.3% as compared to 18.2% in the first six months of 2008.  In addition, non-interest expenses, excluding FDIC insurance and merger-related expenses, declined $1.6 million which reflects ongoing efficiency improvements throughout WesBanco and in many expense categories.  Salaries and wages, net occupancy, equipment expense, amortization of intangibles and miscellaneous taxes were the principal categories where expense reductions were achieved.  These improvements were mitigated somewhat in the second quarter by the AmTrust acquisition, which added 30 full time equivalent employees at the end of the first quarter.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2009	2008	2009	2008
Net interest income	$ 39,251	$ 40,659	$ 77,378	$ 79,403
Taxable equivalent adjustments to net interest income	1,991	1,898	3,883	3,944
Net interest income, fully taxable equivalent	$ 41,242	$ 42,557	$ 81,261	$ 83,347
Net interest spread, non-taxable equivalent	2.75%	3.28%	2.85%	3.22%
Benefit of net non-interest bearing liabilities	0.27%	0.30%	0.30%	0.29%
Net interest margin	3.02%	3.58%	3.15%	3.51%
Taxable equivalent adjustment	0.15%	0.17%	0.16%	0.17%
Net interest margin, fully taxable equivalent	3.17%	3.75%	3.31%	3.68%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income  is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.  Net interest income for the second quarter increased $1.1 million or 3.0% from the first quarter of 2009 due to an 11.9% increase in average earning assets, partially offset by a 29 basis point decline in the net interest margin.  Net interest income decreased 3.5% in the second quarter and 2.6% in the six month period of 2009 as compared to the same periods in 2008 due to decreases in the net interest margin partially offset by increases in average earning assets.  The investment of approximately $600 million of cash proceeds from the AmTrust branch acquisition is the primary reason for the increase in earning assets, but it also contributed to the decreases in margin due to lower interest rates on available investment opportunities as a result of the current relatively lower interest rate environment, and from the timing and duration of the initial investment of the funds.  In addition, while market interest rates in 2008 generally reduced interest income at a slower pace than the effect on interest bearing liabilities, in 2009 as the lower rates continued, deposit rate floors have impacted WesBanco and repricing of assets is having a larger impact, as well as increases in non-accrual loans and lower Oak Hill Banks-related purchase accounting accretion, reducing the net interest margin.  The margin benefited in the 2009 six month period from a 5.8% increase in average non-interest bearing deposit balances, as compared to the first half of 2008 as the result of marketing campaigns focused on checking account products.  The increased liquidity provided by the AmTrust branch acquisition will permit WesBanco to reduce higher cost FHLB and other borrowings as they mature which, combined with continued repricing of higher cost certificates of deposit, is expected to improve the net interest margin in the second half of 2009.

Interest income decreased 6.4% in the second quarter and 11.1% in the six month period as compared to the same periods in 2008.  These decreases were due to a lower yield on earning assets of 116 basis points to 5.24% in the second quarter and 117 basis points to 5.43% for the first six months of 2009, and was also partially offset by increases in both periods in average earning assets.  In addition to the decrease in taxable securities yields from the investment of cash acquired with the AmTrust branches and the resulting overall shorter portfolio average duration, repricing of loans over the last six quarters as a result of a lower interest rate environment and the reduction in interest income related to increases in nonperforming loans caused a decline in loan yields of 75 basis points in the second quarter and 88 basis points in the year-to-date period of 2009.  Average earning assets increased by $659.2 million or 14.5% in the second quarter and $382.3 million or 8.4% in the first six months of 2009 as a result of the AmTrust acquisition, and were partially offset by a decrease in average loan balances of $91.1 million and $107.9 million respectively.  Proceeds from decreases in residential mortgage loans, which generally have higher yields than other investment types, have been reinvested at lower yields which also reduces the overall yield of the portfolio.

Average loan balance decreases are primarily due to continued strategic decreases in residential real estate loans through the sale of most originations, partially offset by increases in commercial real estate due to origination volumes and reduced prepayments from property refinancing and sales.  Home equity loans also increased through various marketing and targeted sales efforts in our branches.  Consumer loans declined due to reduced demand for automobile loans, and a strategic reduction in recreational vehicle product lending.

Interest expense decreased 10.4% in the second quarter and 21.3% in the six month period as compared to the same periods in 2008 primarily due to a decline in the average rate paid on deposits of 73 basis points to 1.96% for the second quarter and 95 basis points to 2.02% for the first half of 2009.  These decreases were partially offset by increases in average interest bearing liabilities of 12.7% in the second quarter and 4.2% in the year-to-date period.  The rate decline was due to management reducing certain interest rates on maturing CDs, MMDA and interest bearing demand deposit accounts in order to realize a lower cost of funds during a period of reduced loan demand, while focusing marketing efforts on non-interest bearing demand deposits, and, through the first quarter of 2009, utilizing reasonably priced FHLB borrowings and CDARS® certificates of deposit as alternative, cheaper funding sources.  The cost of CDs, MMDA and interest bearing demand deposit accounts declined by 129 basis points, 50 basis points and 87 basis points, respectively, in the first six months of 2009.  This strategy also resulted in decreases in deposits through most of 2008; however, average deposits increased $465.5 million in the second quarter of 2009 as compared to the second quarter of 2008 and total deposits increased $596.6 million from December 31, 2008 primarily due to the branch acquisition in the first quarter of 2009.  In addition, non-AmTrust branch deposit levels have been generally stable in the first six months of 2009 through growth in reasonably priced deposits in certain regions as a result of somewhat reduced competition as compared to prior periods, overall stock market volatility and an increase in the national personal savings rate.  Some decreases in CDs are expected in the second half of 2009 due to the Bank’s strategy of allowing certain high rate, single service former AmTrust CDs to mature without renewal due to the current rate environment, potentially resulting in an overall reduction in the size of the balance sheet.  The increase in deposits from the branch acquisition and other sources caused a reduction in the loan to deposit ratio from approximately 103% at December 31, 2008 to 87% at June 30, 2009.

Borrowing costs have not dropped significantly, as there were fewer maturities in the first half of 2009.  Opportunities for reduced borrowing costs should occur in the latter half of 2009 as FHLB borrowings and certain repurchase agreements mature or reprice at lower costs.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 56,111	0.32%	$ 7,971	7.38%	$ 46,063	0.20%	$ 6,024	5.51%
Loans, net of unearned income (1)	3,563,495	5.79%	3,654,575	6.54%	3,581,004	5.83%	3,688,942	6.71%
Securities: (2)
Taxable	1,215,980	3.55%	522,162	5.44%	936,302	3.91%	488,910	5.86%
Tax-exempt (3)	343,499	6.63%	329,607	6.58%	335,929	6.61%	320,781	7.03%
Total securities	1,559,479	4.23%	851,769	5.88%	1,272,231	4.62%	809,691	6.32%
Federal funds sold	-	-	8,218	2.24%	4,155	0.24%	19,732	2.71%
Other earning assets	31,918	0.79%	29,256	4.47%	32,129	1.05%	28,898	3.69%
Total earning assets (3)	5,211,003	5.24%	4,551,789	6.40%	4,935,582	5.43%	4,553,287	6.60%
Other assets	637,759		663,014		618,840		714,084
Total Assets	$ 5,848,762		$ 5,214,803		$ 5,554,422		$ 5,267,371

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 468,921	0.62%	$ 440,524	0.97%	$ 450,750	0.62%	$ 428,064	1.49%
Money market accounts	647,623	1.14%	551,266	1.57%	566,475	1.10%	572,847	1.60%
Savings deposits	484,192	0.53%	445,131	0.67%	458,455	0.52%	444,375	0.79%
Certificates of deposit	2,074,433	2.85%	1,772,779	3.96%	1,906,405	2.98%	1,840,031	4.27%
Total interest bearing deposits	3,675,169	1.96%	3,209,700	2.69%	3,382,085	2.02%	3,285,317	2.97%
Federal Home Loan Bank borrowings	584,381	3.85%	465,568	4.03%	588,788	3.85%	458,953	4.05%
Other borrowings	232,467	3.05%	297,255	2.82%	235,253	3.29%	288,997	3.32%
Junior subordinated debt	111,142	5.31%	111,053	6.33%	111,132	5.46%	111,039	6.56%
Total interest bearing liabilities	4,603,159	2.34%	4,083,576	2.95%	4,317,258	2.42%	4,144,306	3.21%
Non-interest bearing demand deposits	526,951		499,875		520,995		492,648
Other liabilities	56,490		40,018		52,956		43,376
Shareholders’ Equity	662,162		591,334		663,213		587,041
Total Liabilities and
Shareholders’ Equity	$ 5,848,762		$ 5,214,803		$ 5,554,422		$ 5,267,371

Net Interest Spread		2.90%		3.45%		3.01%		3.39%
Taxable equivalent net yield on average earning assets (3)		3.17%		3.75%		3.31%		3.68%
(1)	Gross of allowance for loan losses and net of unearned income, includes non-accrual and loans held for sale, loan fees included in interest income on loans are not material.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared to June 30, 2008			Compared to June 30, 2008
			Net Increase			Net Increase
(unaudited, in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 154	$ (256)	$ (102)	$ 171	$ (292)	$ (121)
Loans, net of unearned income	(1,426)	(6,528)	(7,954)	(3,506)	(15,713)	(19,219)
Taxable securities	6,839	(3,155)	3,684	9,909	(5,919)	3,990
Tax-exempt securities (1)	230	36	266	518	(690)	(172)
Federal funds sold	(23)	(23)	(46)	(122)	(140)	(262)
Other interest income	27	(291)	(264)	54	(419)	(365)
Total interest income change (1)	5,801	(10,217)	(4,416)	7,024	(23,173)	(16,149)

Increase (decrease) in interest expense:
Interest bearing demand deposits	65	(400)	(335)	157	(1,956)	(1,799)
Money market accounts	340	(646)	(306)	(50)	(1,388)	(1,438)
Savings deposits	62	(159)	(97)	53	(606)	(553)
Certificates of deposit	2,684	(5,402)	(2,718)	1,360	(12,151)	(10,791)
Federal Home Loan Bank borrowings	1,160	(211)	949	2,498	(461)	2,037
Other borrowings	(479)	162	(317)	(877)	(39)	(916)
Junior subordinated debt	1	(278)	(277)	3	(607)	(604)
Total interest expense change	3,833	(6,934)	(3,101)	3,144	(17,208)	(14,064)
Net interest income decrease (1)	$ 1,968	$ (3,283)	$ (1,315)	$ 3,880	$ (5,965)	$ (2,085)
(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses was $10.4 million for the second quarter of 2009, an increase of $4.7 million from the second quarter of 2008.  For the year-to date period, the provision was $19.8 million, an increase of $8.7 million from the same 2008 period.  Higher provision expense for 2009 compared to 2008 reflects the establishment of a $2 million specific reserve on a $7.8 million commercial real estate loan secured by a hotel property and the general deterioration of credit quality across all segments of the loan portfolio due to the prolonged recession, which has caused increases in non-performing assets and charge offs.  Non-performing loans increased $11.1 million or 16% from March 31, 2009 to June 30, 2009, and $45.3 million or 125% from December 31, 2008.  This increase in non-performing loans reflects general deterioration of credit quality which has been most prevalent in the commercial and residential real estate portfolios.  Net charge-offs for the second quarter of 2009 increased $2.0 million compared to the second quarter of 2008, and $1.0 million compared to the first quarter of 2009.  Worsening economic conditions and declining property values have resulted in higher residential and commercial real estate losses while consumer loan losses have been relatively stable.  The provision for loan losses exceeded net charge-offs by $4.3 million in the second quarter of 2009 and $8.8 million for the first six months of 2009, which increased the allowance for loan losses to 1.65% of total loans at June 30, 2009 compared to 1.52% at March 31, 2009 and 1.15% at June 30, 2008.  For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change
Trust fees	$ 3,288	$ 3,939	$ (651)	(16.5%)	$ 6,641	$ 8,063	$ (1,422)
Service charges on deposits	6,076	6,020	56	0.9%	11,294	11,623	(329)
Bank-owned life insurance	897	902	(5)	(0.6%)	1,788	1,762	26
Net securities gains (losses)	2,462	400	2,062	515.5%	2,604	906	1,698
Net gains on sales of loans	297	408	(111)	(27.2%)	785	464	321

Other Income
Service fees on ATM's and debit cards	1,880	1,631	249	15.3%	3,601	3,256	345
Net securities brokerage revenue	1,175	630	545	86.5%	1,800	1,314	486
Net insurance services revenue	543	763	(220)	(28.8%)	1,126	1,439	(313)
Gain (loss) on sale of other real estate
owned and repossessed assets	(363)	(230)	(133)	(57.8%)	(478)	(718)	240
Other	54	328	(274)	(83.5%)	(415)	1,777	(2,192)
Total other income	3,289	3,122	167	5.3%	5,634	7,068	(1,434)
Total non-interest income	$ 16,309	$ 14,791	$ 1,518	10.3%	$ 28,746	$ 29,886	$ (1,140)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  Non-interest income increased $1.5 million or 10.3%, for the second quarter of 2009 compared to the second quarter of 2008 primarily due to increased net security gains partially offset by lower trust fees, and decreased $1.1 million or 3.8% for the year-to-date period 2009 compared to 2008.  These decreases were the result of lower trust fee income, declines in service fees on deposits and loans and lower mortgage servicing fees caused primarily by a $0.4 million mortgage servicing rights impairment charge taken in the first quarter of 2009 due to increased customer prepayment speeds.  For the three and six months ending June 30, 2009, total non-interest income comprised 34.5% and 32.6% of total net revenues as compared to 29.7% and 30.5% for the same 2008 periods, and 31.4% and 31.2% for the related 2009 periods excluding net securities gains, gain (loss) on sale of other real estate owned and repossessed assets, and mortgage servicing rights impairment.

Net realized gains on the securities portfolio increased $2.1 million and $1.7 million, respectively in the second quarter and year-to-date periods of 2009 as compared to 2008.  This was partially offset by declines in trust fees of $0.7 million and $1.4 million during the three and six months ending June 30, 2009 as compared to the prior year due to decreased managed asset values.  The market value of total trust assets at June 30, 2009 and 2008, was $2.4 billion and $2.9 billion, respectively.  The decline in trust assets was principally due to the downturn in the markets in the last half of 2008.

Net securities brokerage revenue increased $0.5 million from the second quarter and first six months of 2008, due primarily to new customer representatives in the Columbus, Ohio market serving the former AmTrust branches.  Service fees on ATM’s and debit cards added $0.3 million as compared to the second quarter and first six months of 2008, due to a higher volume of debit card transactions during the periods.  However, declines in service fees on deposits and loans for the six months offset the gains.

Other declines in non-interest income in the first half of 2009 included lower mortgage servicing fees of $0.6 million.  Other contributing factors to the decline include a $0.5 million loss due to a market adjustment of the deferred compensation plan assets for the period, a $0.3 million decrease in net insurance revenue, primarily from a loss of certain business from the former Oak Hill Banks acquisition, while other income in 2008 included a gain of $0.4 million in the first quarter relating to the mandatory sale of VISA stock.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Salaries and wages	$ 13,998	$ 13,933	$ 65	0.5%	$ 27,165	$ 27,871	$ (706)	(2.5%)
Employee benefits	5,061	4,290	771	18.0%	9,768	8,918	850	9.5%
Net occupancy	2,361	2,435	(74)	(3.0%)	5,105	5,523	(418)	(7.6%)
Equipment	2,687	2,862	(175)	(6.1%)	5,229	5,446	(217)	(4.0%)
Marketing	1,720	1,211	509	42.0%	2,476	2,380	96	4.0%
FDIC Insurance	4,322	152	4,170	2743.4%	5,576	264	5,312	2012.1%
Amortization of intangible assets	812	908	(96)	(10.6%)	1,509	1,922	(413)	(21.5%)
Restructuring and merger-related expenses	192	1,656	(1,464)	(88.4%)	621	2,705	(2,084)	(77.0%)

Other operating expenses
Miscellaneous franchise, and other taxes	1,495	1,973	(478)	(24.2%)	2,928	3,837	(909)	(23.7%)
Consulting, regulatory, and advisory fees	1,221	1,128	93	8.2%	2,300	2,645	(345)	(13.0%)
Postage	840	1,102	(262)	(23.8%)	1,766	2,146	(380)	(17.7%)
ATM and interchange expenses	861	669	192	28.7%	1,686	1,269	417	32.9%
Communications	755	726	29	4.0%	1,482	1,413	69	4.9%
Legal fees	636	388	248	63.9%	1,358	911	447	49.1%
Supplies	656	657	(1)	(0.2%)	1,302	1,323	(21)	(1.6%)
Other	1,928	1,980	(52)	(2.6%)	4,087	4,157	(70)	(1.7%)
Total other operating expenses	8,392	8,623	(231)	(2.7%)	16,909	17,701	(792)	(4.5%)
Total non-interest expense	$ 39,545	$ 36,070	$ 3,475	9.6%	$ 74,358	$ 72,730	$ 1,628	2.2%

Non-interest expense increased $3.5 million or 9.6% for the second quarter 2009 compared to the second quarter 2008, and $1.6 million or 2.2% for the year-to-date period 2009 compared to 2008, primarily due to the increase in FDIC insurance as the result of a $2.6 million special assessment effective June 30, 2009, reduction in certain prior FDIC credits, an increase in the FDIC rate from approximately 6 basis points to 13 basis points on insured deposits, and, to a lesser extent, the increase in deposits derived from the AmTrust branch acquisition.

Salaries and wages were slightly higher in the second quarter due to the additional 30 full time equivalent employees acquired through the AmTrust branch acquisition in late March 2009, but lower year-to-date by $0.7 million as compared to the prior year due to a decrease in the number of full time equivalent employees from 1,539 at June 30, 2008 to 1,473 at June 30, 2009, primarily resulting from planned efficiencies created through the Oak Hill acquisition in late 2007.  However, the reduction in salaries was offset by increases in employee benefits of $0.8 million and $0.9 million for the three and six month periods compared to the prior year, due to higher pension expenses resulting from market declines on pension plan assets experienced in 2008 and higher employee health insurance costs.

Marketing expenses increased $0.5 million for the second quarter compared to the comparable prior year quarter reflecting increased marketing efforts primarily in the Columbus, Ohio market to both welcome our new AmTrust banking customers and to establish greater name identity in the former AmTrust branch market area.  On a year-to-date basis marketing costs have remained relatively flat year over year due to increased marketing in early 2008 in the former Oak Hill market areas and regular free checking account promotions.

Merger-related expenses declined by $1.5 million and $2.1 million for second quarter and year-to-date periods compared to the prior year due to Oak Hill acquisition expenses in 2008.  Miscellaneous taxes decreased $0.5 million and $0.9 million for the three and six months ending June 30, 2009 compared to last year due to a reduction in certain state franchise taxes from a subsidiary restructuring.  This reduction may be somewhat offset by higher state income tax levels in the future.

Net occupancy, equipment, postage, and supplies all experienced decreases in the second quarter and for the first six months of 2009 mostly related to the full integration of Oak Hill with some additional impact to net occupancy and equipment due to a reduction in ATMs and other building lease expenses from the sale of five former Oak Hill branches.  Intangible asset amortization was down due to the end of certain prior acquisition-related core deposit intangible amortization, offset somewhat by the new AmTrust-related amortization.

INCOME TAXES

The provision for income taxes decreased $3.9 million or 83.7% in the first half of 2009 compared to the same 2008 period primarily due to a decrease in pre-tax income.  For the six months ended June 30, 2009, the effective tax rate was 6.3% compared to 18.2% for the same period in 2008.  The decrease in the effective tax rate was due primarily to higher tax-exempt income and certain tax credits as a percentage of total income.

FINANCIAL CONDITION

Total assets increased 9.9% in the first six months of 2009, while total shareholders’ equity was slightly down as compared to December 31, 2008.  Increases in total assets and deposits were primarily the result of the AmTrust branch acquisition, which represented an increase of $599.4 million in deposits on March 27, 2009.  Total shareholders’ equity decreased by approximately $5.7 million as dividends paid to preferred and common shareholders exceeded net income for the period.  Total tangible equity to tangible assets decreased from 7.90% at December 31, 2008 to 6.68% at June 30, 2009, primarily as a result of the acquisition, while total tangible common equity(1) to tangible assets declined from 6.44% to 5.35%, for the same periods, respectively.

(1) Tangible equity is defined as shareholders’ equity less goodwill and other intangible assets and tangible assets are defined as total assets less goodwill and other intangible assets.  Tangible common equity also excludes preferred stock, net of discount.  At June 30, 2009 shareholder’s equity was $654 million, goodwill and other intangible assets were $290 million and preferred stock, net of discount was $72 million providing tangible common equity of $292 million.

TABLE 6. COMPOSITION OF SECURITIES (1)
	June 30,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies	$ 210,908	$ 40,009	$ 170,899	427.2%
Corporate debt securities	37,884	3,149	34,735	1103.0%
Residential mortgage-backed securities and collateralized	822,956	523,897	299,059	57.1%
mortgage obligations of government agencies
Other residential collateralized mortgage obligations	3,680	4,150	(470)	(11.3%)
Obligations of states and political subdivisions	376,720	359,425	17,295	4.8%
Equity securities	3,697	3,508	189	5.4%
Total securities available-for-sale	$ 1,455,845	$ 934,138	$ 521,707	55.8%
Securities held-to-maturity (at amortized cost):
Corporate debt securities	1,450	1,450	-	0.0%
Other short-term investments	50,039	-	50,039	100.0%
Total securities	$ 1,507,334	$ 935,588	$ 571,746	61.1%
Available-for-sale securities:
Weighted average yield at the respective period end	4.53%	5.51%
As a % of total securities	96.6%	99.8%
Weighted average life (in years)	3.7	3.6
Held-to-maturity securities:
Weighted average yield at the respective period end	9.72%	9.72%
As a % of total securities	0.1%	0.2%
Weighted average life (in years)	20.8	21.3
Other short-term investments:
Weighted average yield at the respective period end	0.19%	-
As a % of total securities	3.3%	-
Weighted average life (in years)	0.0	-
(1) At June 30, 2009 and December 31, 2008, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

          Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 61.1% from December 31, 2008 to June 30, 2009.  The increase is due primarily to the investment of cash received in the AmTrust branch acquisition into other government agencies, corporate securities, mortgage-backed securities, and municipal securities. These additional investments were partially offset by sales of $86.0 million, calls of $82.3 million, maturities of $4.4 million, and mortgage backed principal paydowns of $101.8 million. The proceeds of the aforementioned sales, calls, and maturities were used to re-invest into the portfolio, repay borrowings and satisfy the liquidity needs of the Company.  Other short term investments, which represent money market funds investing at least 80% in federal government obligations, increased $50.0 million since December 31, 2008, but were down from $200.0 million at March 31, 2009.  These short term investments were purchased for temporary investment purposes with the cash received from AmTrust and are being used to purchase additional securities or provide additional liquidity to the Bank.

LOANS AND CREDIT RISK

The loan portfolio is WesBanco’s single largest balance sheet asset classification and the largest source of interest income. The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities.  In addition to the inherent risk of a change in a borrower’s repayment capacity, economic conditions and other factors beyond WesBanco’s control can adversely impact credit risk.  WesBanco’s primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers.  Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the loan portfolio that varies by loan category.  WesBanco’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower.  This evaluation includes the borrower’s repayment capacity; the adequacy of collateral, if any, to secure the loan; and other factors unique to each loan that may increase or mitigate its risk.

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

TABLE 7. COMPOSITION OF LOANS (1)

	June 30, 2009		December 31, 2008
(unaudited, in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial and industrial	$ 472,915	13.3%	$ 510,902	14.2%
Commercial real estate:
Land and construction	246,331	6.9%	230,865	6.4%
Other	1,520,573	42.8%	1,468,158	40.7%
Residential real estate:
Land and construction	15,059	0.4%	15,896	0.4%
Other	757,547	21.3%	841,103	23.3%
Home equity	230,727	6.5%	217,436	6.0%
Consumer	298,302	8.4%	319,949	8.9%
Total portfolio loans	3,541,454	99.7%	3,604,309	99.9%
Loans held for sale	9,223	0.3%	3,874	0.1%
Total Loans	$ 3,550,677	100.0%	$ 3,608,183	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans, SOP 03-3 credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $57.5 million or 1.6% between December 31, 2008 and June 30, 2009, primarily due to the intentional reduction in the retention of fixed rate residential real estate loans combined with scheduled repayments on these loans. Commercial and industrial loans declined $38 million or 7.4% due primarily to lower usage of lines of credit and reduced demand in the current economic environment.  Commercial real estate loans have increased due primarily to new lending opportunities particularly in our Upper Ohio Valley and Western Pennsylvania markets.  Retention of commercial real estate loans was also aided by a reduction in the frequency of prepayments from secondary or capital market sources of refinancing of portfolio loans. Commercial land and construction,  which includes residential development loans increased from December 31, 2008 to June 30, 2009 as a result of advances for completed construction on commercial properties and multifamily apartments.  Although the balances of commercial land and construction loans increased, total commitments for these loans decreased approximately $20.0 million or 22% since December 31, 2008 as volumes of new construction loans have been reduced.  The residential development component of commercial land and construction loans also decreased approximately $14 million or 24% from December 31, 2008 with a corresponding decrease in commitments for new residential construction projects.  The $84.4 million decline in residential real estate loans primarily reflects planned decreases consistent with WesBanco’s strategy of selling most new residential mortgages into the secondary market.  Home equity lines of credit continued to increase in 2009 by $13.3 million or 6.1% as a result of successful marketing campaigns despite a recent tightening of credit standards to control risk, while consumer loans decreased $21.6 million or 6.8% primarily due to reduced demand and stricter underwriting standards.  WesBanco continues to focus on improving the overall profitability of the loan portfolio through disciplined underwriting and pricing practices.

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

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection.  WesBanco generally only recognizes cash received as interest income on non-accrual loans if recovery of principal is reasonably assured.

Loans are categorized as renegotiated when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the principal amount of the loan; as well as an extension of the maturity date or the amortization schedule.  Loans may be removed from renegotiated status after they have performed according to the renegotiated terms for a period of time, or they may move to non-accrual if they do not perform in accordance with the loans’ modified terms.

Other real estate and repossessed assets consist primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property.

TABLE 8. NON-PERFORMING ASSETS
	June 30,	December 31,
(unaudited, in thousands)	2009	2008
Non-accrual loans:
Commercial and industrial	$ 8,602	$ 5,369
Commercial real estate	48,739	25,015
Residential real estate	11,581	1,252
Home equity	878	72
Consumer	221	29
Total non-accrual loans	70,021	31,737
Renegotiated loans:
Commercial and industrial	717	4,559
Commercial real estate	7,568	-
Residential real estate	3,211	-
Consumer	90	-
Total renegotiated loans	11,586	4,559
Total non-performing loans	$ 81,607	$ 36,296
Other real estate owned and repossessed assets	2,892	2,554
Total non-performing assets	$ 84,499	$ 38,850

Non-performing loans/total loans	2.30%	1.01%
Non-performing assets/total loans, other real estate and repossessed assets	2.38%	1.08%

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $45.3 million between December 31, 2008 and June 30, 2009.  This increase in non-performing loans reflects general deterioration of credit quality which has been most prevalent in the commercial and residential real estate portfolios which have increased $23.7 million and $10.3 million, respectively during the first six months of 2009 representing approximately 69% and 18%, respectively of non-performing loans at June 30, 2009.  Most of these increases occurred in the first quarter of 2009 and the pace at which loans have moved into non-performing status decreased in the second quarter. Commercial real estate has been impacted by rising vacancy rates and declining property values across all classes of property particularly in the metropolitan markets of central and southwestern Ohio.  More residential real estate loans are experiencing extended delinquency that requires them either to be renegotiated to avoid foreclosure whenever possible, or placed on non-accrual even if they remain adequately secured. Although categorized as non-performing loans, renegotiated loans have typically continued to perform in accordance with their modified terms.

Renegotiated loans at June 30, 2009 increased $7.0 million from December 31, 2008 primarily due to a modification of terms for several smaller commercial real estate loans aggregating $3.7 million and residential real estate loans aggregating $3.2 million.  The decline in renegotiated loans between the first and second quarter resulted from one renegotiated commercial real estate loan secured by a hotel approximating $7.8 million that moved to non-accrual in the second quarter and had a $2 million specific reserve in the allowance for loan losses at the end of the second quarter.

Other impaired loans, as detailed in “Note 5. Loans and the Allowance for Loan Losses,” consist of loans that are risk graded as substandard that have not been placed on non-accrual or renegotiated but are not fully secured by collateral or the observable market price for the loan is less than its outstanding balance.  Other impaired loans include loans for which a specific reserve is established pursuant to SFAS 114 and acquired loans for which a credit valuation adjustment is recorded pursuant to SOP 03-3.  Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.  Other impaired loans increased $4.2 million to $15.4 million from December 31, 2008 to June 30, 2009 primarily due to four under collateralized loans that are classified as substandard.

Total impaired loans increased $49.5 million from December 31, 2008 to $97 million at June 30, 2009.  However, impaired loans with an allocated allowance for loan losses increased $14.2 million from December 31, 2008 to $36.4 million, reflecting the value of the underlying collateral associated with these loans.

TABLE 9. LOANS ACCRUING INTEREST PAST DUE 90 DAYS OR MORE

	June 30,	December 31,
(unaudited, in thousands)	2009	2008
Commercial and industrial	$ 1,765	$ 2,951
Commercial real estate	4,518	2,951
Residential real estate	3,173	10,799
Home equity	265	966
Consumer	442	1,143
Total loans past due 90 days or more	$ 10,163	$ 18,810

Loans past due 30-89 days/total loans	0.74%	0.99%
Loans past due 90 days or more and accruing/total loans	0.29%	0.52%

Loans past due 90 days or more and still accruing interest decreased $8.6 million from December 31, 2008 to June 30, 2009 as a result of placing a number of residential real estate loans that are 90 days or more past due on non-accrual even though the current value of their collateral is generally sufficient to secure the loans.  Also of note was a decrease in early stage delinquencies in loans past due 30-89 days to total loans from 1.04% at March 31, 2009 to 0.74% at June 30, 2009.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 2009 increased $8.8 million to 1.65% of total loans as compared to 1.38% at December 31, 2008, due to economic conditions and other correlated factors that indicate a higher level of probable but unconfirmed loss in all categories of loans.  Net charge-offs increased $3.5 million for the six months ended June 30, 2009 compared to the same period last year.  Net annualized loan charge-offs to average loans were 0.68% for the quarter ended June 30, 2009 compared to 0.45% for same period last year.  Net charge-offs increased $2.0 million for the three months ended June 30, 2009 compared to the same period last year.

TABLE 10. ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended
	June 30,	June 30,
(unaudited, dollars in thousands)	2009	2008
Beginning balance of allowance for loan losses	$ 49,803	$ 38,543
Provision for loan losses	19,950	10,981
Charge-offs:
Commercial and industrial	2,959	1,547
Commercial real estate	3,813	3,166
Residential real estate	1,308	668
Home equity	606	503
Consumer	2,903	2,962
Total loan charge-offs	11,589	8,846
Deposit account overdrafts	530	803
Total loan and deposit account overdraft charge-offs	12,119	9,649

Recoveries:
Commercial and industrial	85	394
Commercial real estate	42	346
Residential real estate	57	34
Home equity	10	15
Consumer	556	704
Total loan recoveries	750	1,493
Deposit account overdrafts	188	484
Total loan and deposit account overdraft recoveries	938	1,977
Net loan and deposit account overdraft charge-offs	11,181	7,672
Ending balance of allowance for loan losses	$ 58,572	$ 41,852

Net charge-offs as a percentage of average total loans:
Commercial and industrial	1.21%	0.47%
Commercial real estate	0.43%	0.33%
Residential real estate	0.31%	0.13%
Home equity	0.54%	0.50%
Consumer	1.53%	1.28%
Total loan charge-offs	0.62%	0.37%

Allowance for loan losses as a percentage of total loans	1.65%	1.15%
Allowance for loan losses to total non-performing loans	0.72x	1.41x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	0.64x	0.93x
Allowance for loan losses to trailing twelve months' net charge-offs	2.36x	3.28x

The allowance for loan losses provided coverage of 72% of non-performing loans at June 30, 2009 compared to coverage of 141% at June 30, 2008.  The decrease in this coverage ratio reflects an increase in non-performing loans from $29.7 million at June 30, 2008 to $81.6 million at June 30, 2009.  Most non-performing loans have significant amounts of collateral or other resources pledged as security for the loans; therefore, a lower non-performing coverage ratio is not necessarily an appropriate measure of the allowance for loan losses coverage.  The increase in non-performing loans resulted in a $7.0 million increase in specific reserves pursuant to SFAS 114 since June 30, 2008.  The remaining $9.7 million increase in the allowance between June 30, 2008 and June 30, 2009 was equally attributable to the impact of higher historical net charge-off rates and management’s assessment of economic conditions in establishing the appropriate allowance.  The $58.6 million allowance at June 30, 2009 represented 236% of net charge-offs for the trailing twelve months ended June 30, 2009 and 241% of annualized second quarter 2009 net charge-offs.

Table 11 summarizes the allowance for loan losses allocated to each major segment of the loan portfolio.

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2009	Total	2008	Total
Commercial and industrial	$ 13,512	23.1%	$ 13,392	26.9%
Commercial real estate	31,042	53.0%	24,723	49.6%
Residential real estate	4,462	7.6%	3,304	6.6%
Home equity	2,088	3.6%	1,371	2.8%
Consumer	6,339	10.8%	5,863	11.8%
Deposit account overdrafts	1,129	1.9%	1,150	2.3%
Total allowance for loan losses	$ 58,572	100.0%	$ 49,803	100.0%

Components of the allowance for loan losses:
General reserves pursuant to SFAS No. 5	$ 49,357		$ 44,690
Specific reserves pursuant to SFAS No. 114	9,215		5,113
Total allowance for loan losses	$ 58,572		$ 49,803

The allowance for all categories of loans increased from December 31, 2008 to June 30, 2009. The most significant additions were to commercial real estate loans and residential real estate to reflect general market conditions that have resulted in decreased collateral values including the establishment of a $2 million specific reserve on a $7.8 million commercial real estate loan secured by a hotel property, increased non-performing loans and higher net charge-offs.  Although commercial and industrial charge-offs have increased significantly, the allocation did not increase proportionately because of a $38 million or 7% decline in the commercial and industrial portfolio.

Although the allowance is allocated as described in Table 11, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at June 30, 2009.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 12. DEPOSITS

	June 30,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Non-interest bearing demand	$ 514,427	$ 486,752	$ 27,675	5.7%
Interest bearing demand	458,148	429,414	28,734	6.7%
Money market	661,705	479,256	182,449	38.1%
Savings deposits	484,236	423,830	60,406	14.3%
Certificates of deposit	1,982,007	1,684,664	297,343	17.6%
Total deposits	$ 4,100,523	$ 3,503,916	$ 596,607	17.0%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 114 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits increased by $596.6 million or 17.0% during the six months ended June 30, 2009 primarily due to the AmTrust branch acquisition which provided $599.4 million of additional deposits.

Certificates of deposit and money market deposits increased by 17.6% and 38.1%, respectively, during the six months ended June 30, 2009 due primarily to the AmTrust branch acquisition.  Certificates of deposit and money market accounts acquired through the branch acquisition were $381.7 million and $126.1 million respectively.  Non-interest bearing demand, interest bearing demand and savings deposits increased by 5.7%, 6.7% and 14.3%, respectively, due to the branch acquisition and corresponding marketing efforts.

WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Service (CDARS®) program, which had $101.7 million in total outstanding balances at June 30, 2009, as compared to $89.1 million at December 31, 2008.  Certificates of deposit totaling approximately $1.5 billion at June 30, 2009 are scheduled to mature within the next year.  WesBanco will continue to focus on its deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.  Certain AmTrust single service customer certificates of deposit are also expected to run off over the course of the remainder of the year, as new offerings are significantly below the current contractual rate from AmTrust’s higher rate offerings in prior periods.

BORROWINGS

TABLE 13. BORROWINGS

	June 30,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Federal Home Loan Bank borrowings	$ 580,544	$ 596,890	$ (16,346)	(2.7%)
Other short-term borrowings	227,800	297,805	(70,005)	(23.5%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,153	111,110	43	-
Total borrowings	$ 919,497	$ 1,005,805	$ (86,308)	(8.6%)

 Borrowings are a significant source of funding for WesBanco, however, in the current yield curve environment, certain borrowings may be more expensive than other available funding sources. In the first half of 2009, WesBanco reduced Federal Home Loan Bank and other short-term borrowings, including federal funds purchased, and replaced them as necessary with lower cost deposits.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $227.8 million at June 30, 2009 as compared to $297.8 million at December 31, 2008. The decrease in these borrowings have occurred primarily as a result of a $52.0 million decrease in federal funds purchased and a $21.1 million decrease in securities sold under agreements to repurchase, which was partially offset by a $3.1 million increase in treasury tax and loan notes.  Repayments totaling $48.0 million were made on a revolving line of credit during the 2008 year.  The revolving line of credit is a senior obligation of the parent company that matured July 31, 2009.  A new line of credit with the same lender is substantially complete as of early August.   It had no outstanding balance at June 30, 2009 and at December 31, 2008.

CAPITAL RESOURCES

Shareholders' equity was $653.7 million at June 30, 2009 compared to $659.4 million at December 31, 2008. Total equity decreased for the current six month period due to a $0.2 million change in other comprehensive income and the declaration of common shareholder dividends of $14.9 million and $2.1 million in TARP preferred dividends to the U.S. Treasury, partially offset by net income during the six month period of $11.2 million.  No common shares were repurchased during the quarter.  As of June 30, 2009, WesBanco had repurchased 415,675 shares from a one million share repurchase plan approved by the Board of Directors in March 2007, leaving 584,325 shares to be repurchased from this 2007 authorization.  However, no shares other than for certain benefit plans may be repurchased under the terms of the CPP in which WesBanco is currently a participating institution, without permission from the Treasury Department.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank, as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2009, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $6.8 million from the Bank.  In May 2009, the Bank requested and received regulatory approval from the FDIC and the West Virginia Department of Banking for a dividend of $60 million that was in excess of the net profits limitation of the Bank, which was paid by the Bank in July 2009.  WesBanco is analyzing if and when it would be appropriate to repay to the U.S. Treasury TARP preferred stock with available parent company liquidity; however, the decision to repay TARP would be subject to regulatory approval.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum	Well	June 30, 2009		December 31, 2008
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 480,479	8.61%	$ 507,075	10.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	480,479	12.18%	507,075	13.21%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	529,927	13.43%	555,084	14.46%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 435,898	7.85%	$ 456,882	9.28%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	435,898	11.20%	456,882	11.99%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	484,681	12.45%	504,557	13.24%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

On a pro-forma basis, if the $60 million dividend had been paid by the Bank on June 30, 2009, the Bank’s Tier 1 Leverage ratio, Tier 1 Capital to Risk-Weighted Assets ratio and Total Capital to Risk-Weighted Assets ratio would have been 6.77%, 9.67% and 10.92% respectively.

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

Securities are the principal source of short-term liquidity for WesBanco.  The recent branch acquisition provided an additional source of liquidity through the assumption of $599.4 million in deposits, with the proceeds currently invested in available-for-sale securities and other short-term investments. Securities totaled $1,507.3 million at June 30, 2009, of which $1,455.8 million were classified as available-for-sale, including unrealized gains of $16.4 million, and $50.0 million classified as other short-term investments.  At June 30, 2009, WesBanco has approximately $62.0 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $200.4 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations, from loans scheduled to mature within the next year of $628.3 million and normal monthly loan repayments.  At June 30, 2009, WesBanco had $91.9 million of cash and cash equivalents, much of which serves as both operating cash for the branches and an additional source of liquidity.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.1 billion at March 31, 2009. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.5 billion at June 30, 2009.   In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at June 30, 2009 approximated $552.7 million, which is somewhat reduced from prior periods due to FHLB of Pittsburgh collateral policy changes affecting the maximum borrowing capacity calculation for its members.  At June 30, 2009, WesBanco had unpledged available-for-sale securities of $871.8 million a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings.  Alternative funding sources may include the utilization of existing lines of credit with third party banks totaling $150 million at June 30, 2009 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available for sale or certain types of loans.

 In July 2009, the FHLB began requiring securities to be specifically pledged to the FHLB and maintained in a FHLB approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation.  WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities and thus its estimated borrowing capacity at quarter end was reduced by $111.5 million as compared to March 31, 2009.  To increase its remaining capacity, WesBanco can at any time decide to pledge a portion of its unpledged securities to the FHLB.

The principal sources of parent company liquidity are dividends from the Bank, a total of $25 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, of which none was outstanding at June 30, 2009. The line of credit expired at the end of July 2009, however a newly negotiated line of credit for $25 million is substantially complete.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2009, under FDIC regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $6.8 million from the Bank.  In May 2009, WesBanco requested and received regulatory approval for a dividend of $60 million that was in excess of the net profits limitation of the Bank, which enhanced parent company liquidity in July.

At June 30, 2009, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $672.1 million, compared to $729.0 million at December 31, 2008. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period.  Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at June 30, 2009 and December 31, 2008 assuming both a 100 and 200 basis point interest rate change, compared to a base model, except that due to current low interest rates, the 200 basis point decreasing change is shown as not applicable, and instead a 300 basis point rising rate environment is shown.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2009	December 31, 2008	Guidelines
+300	(5.9%)	(1.9%)	N/A
+200	(2.7%)	(0.5%)	- 12.5%
+100	0.6%	0.8%	- 5%
-100	(1.3%)	(3.5%)	- 5%
-200	N/A	N/A	- 12.5%

Interest rates decreased at a rapid pace in 2008, continuing a trend that began in late 2007, ending the year and currently at a federal funds rate ranging from 0.0% to 0.25% and a discount rate of 0.50%, as targeted by the Federal Reserve Board’s Open Market Committee. Rates are expected by most economists to remain substantially at such low levels for the remainder of 2009 and into 2010 due to the current severe global recession.  A widening of the curve between short and longer term interest rates occurred for much of 2008, and due to WesBanco’s liability sensitive balance sheet, it experienced a widening of its net interest margin throughout most of 2008, as lower overall funding costs more than offset lower loan and investment rates.  However, due to the continuing low rate environment, deposit rate floors began to impact WesBanco in the first quarter of 2009 and, combined with interest accrual reversals relating to increased levels of non-accrual loans and investment of acquired funds from the AmTrust transaction in relatively lower yielding securities in the second quarter, resulted in margin compression.  The net interest margin for the 2009 second quarter of 3.17% decreased 58 basis points as compared to the second quarter of 2008.  In addition, the margin compressed 54 basis points from the fourth quarter of 2008 level of 3.71%.

The earnings simulation model currently projects that net interest income for the next twelve month period would decrease by 1.3% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5%, for the same scenario as of December 31, 2008. While a 200 basis point falling interest rate scenario is unrealistic in the present interest rate environment, a decrease of 100 basis points in certain sectors of the interest rate curve is possible and is shown above despite the historic low levels of U.S. Treasury and other benchmark interest rates. Given the current rate environment, and the expectation of continued compression in earning asset rates as prepayments and maturities occur and new investment and lending opportunities replace such cash flows, the Bank may not have the ability to lower deposit and other funding rates at the same pace. This is primarily due to the natural interest rate floors on certain deposit types, competition throughout our markets from small and large banks and thrifts, and longer maturities of certain types of borrowed funds.

 Net interest income would increase by 0.6% and decrease by 2.7% and 5.9% if rates increased by 100, 200 and 300, basis points respectively, as compared to plus 0.8%, minus 0.5% and minus 1.9% at December 31, 2008 for the same categories, reflecting a more significant liability sensitive position whereby more liabilities are predicted to reprice or mature in the short run at a faster pace than various asset types. The increase in liability sensitivity between December 31, 2008 and June 30, 2009 was a result of certain changes in balance sheet composition primarily due to an increase in securities as a result of receiving funds from the AmTrust branch deposit purchase, and the run off in the second quarter of certificates of deposit, also acquired in the AmTrust purchase, which shortened the average maturity of deposits. The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, and may utilize this funding source to mitigate the impact on our balance sheet of various term commercial and residential loans and to shorten or lengthen liabilities to help offset mismatches in various asset maturities.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario.  The simulation model at June 30, 2009 using the 200 basis point increasing rate ramp analysis projects that net interest income would increase 0.9% over the next twelve months, compared to a 0.7% decrease at December 31, 2008.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At June 30, 2009, the market value of equity as a percent of base in a 200 basis point rising rate environment would decrease approximately 3.7% as compared to an increase of 3.7% for the same increasing rate environment as of December 31, 2008.  WesBanco’s policy is to limit such change to minus 25% for a +/- 200 basis point change in interest rates, with the decreased 200 basis point rate environment not currently applicable.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations including the utilization of derivative instruments to protect against changes in interest rates and their impact on the value of certain assets and liabilities or upon cash flows, although no such derivatives are currently outstanding. The Bank also looks to periodically extend borrowing terms with the FHLB and other parties, as it did in 2008. When reinvestment rates and/or asset spreads are deemed unfavorable for new investments, investment proceeds may be applied to maturing borrowings, or to fund available loan demand.  Another strategy is decreasing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio, by allowing existing maturities to run off without replacement and selling most newly-originated fixed rate loans into the secondary market under rate lock commitments.  From time to time, the ALCO may promote the offering of special maturity, competitively priced term certificates of deposit to offset runoff in other certificate categories and/or in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume where competition is stronger or our market share is lower. The Bank also is continuing a strategy of focusing its marketing efforts on the generation of low-cost and non-interest bearing transaction accounts, and may from time to time utilize the Certificate of Deposit Account Registry Service (“CDARS®”) program as a replacement for non-renewed, particularly single service certificate of deposit customers, or as an alternative to wholesale borrowing sources. It is also currently anticipated that certain deposit types from the recent AmTrust branch purchase will continue to run off due to competitive offerings in the Columbus, Ohio market and our own desire to improve the overall deposit profile and number of account relationships per customer in that market.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  June 30, 2009, WesBanco had an active stock repurchase plan in which up to one million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no open market repurchases during the first six months of 2009.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2009				584,325

April 1, 2009 to April 30, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	32,015	$ 23.45	N/A	N/A

May 1, 2009 to May 31, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	3,381	$ 18.02	N/A	N/A

June 1, 2009 to June 31, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,846	$ 16.10	N/A	N/A

Second Quarter 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	38,242	$ 22.42	N/A	N/A
Total	38,242	$ 22.42	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
N/A - Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Refer to the information previously disclosed under Item 4 of Part II of the Form 10-Q filed by WesBanco on May 8, 2009 for the quarter ended March 31, 2009.

ITEM 6. EXHIBITS

10.1	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and each of Paul M. Limbert, Robert H. Young, Dennis G. Powell, and Jerome B. Schmitt.

10.2	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and R.E. Coffman, Jr.

12	Statement of Ratios of Earnings to Fixed Charges

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: August 10, 2009	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Date: August 10, 2009	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer