Form 10-Q
period 2009-11-05
WESBANCO INC
filed 2009-11-05
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-08467

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Larger accelerated filer ☐                                                                                                                                                                                           Accelerated filer ☑
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                                                                                            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

As of October 31, 2009, there were 26,567,653 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3	Quantitative and Qualitative Disclosures About Market Risk	35

4	Controls and Procedures	37

	PART II – OTHER INFORMATION
1	Legal Proceedings	38

2	Unregistered Sales of Equity Securities and Use of Proceeds	38

6	Exhibits	39

	Signatures	40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(unaudited, dollars in thousands, except per share amounts)	2009	2008
	(unaudited)
ASSETS
Cash and due from banks, including interest bearing amounts of $11,999 and $65,145, respectively	$ 87,256	$ 141,170
Securities:
Available-for-sale, at fair value	1,417,687	934,138
Held-to-maturity (fair values of $1,372 and $1,214, respectively)	1,450	1,450
Total securities	1,419,137	935,588
Loans held for sale	6,860	3,874
Portfolio loans:
Commercial	463,948	510,902
Commercial real estate	1,764,791	1,699,023
Residential real estate	739,151	856,999
Home equity	235,427	217,436
Consumer	298,305	319,949
Total portfolio loans, net of unearned income	3,501,622	3,604,309
Allowance for loan losses	(60,755)	(49,803)
Net portfolio loans	3,440,867	3,554,506
Premises and equipment, net	91,411	93,693
Accrued interest receivable	22,091	19,966
Goodwill and other intangible assets, net	289,087	267,883
Bank-owned life insurance	102,670	101,229
Other assets	101,712	104,132
Total Assets	$ 5,561,091	$ 5,222,041

LIABILITIES
Deposits:
Non-interest bearing demand	$ 514,726	$ 486,752
Interest bearing demand	467,085	429,414
Money market	678,099	479,256
Savings deposits	479,342	423,830
Certificates of deposit	1,866,256	1,684,664
Total deposits	4,005,508	3,503,916
Federal Home Loan Bank borrowings	567,939	596,890
Other short-term borrowings	236,884	297,805
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,175	111,110
Total borrowings	915,998	1,005,805
Accrued interest payable	10,664	10,492
Other liabilities	36,586	42,457
Total Liabilities	4,968,756	4,562,670

SHAREHOLDERS' EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value; 1,000,000 shares
authorized; 0 shares and 75,000 shares issued and outstanding in 2009 and 2008, respectively	-	72,332
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued;
26,567,653 shares and 26,560,889 shares outstanding in 2009 and 2008, respectively	55,487	55,487
Capital surplus	193,211	193,221
Retained earnings	337,211	344,403
Treasury stock (66,195 and 72,959 shares - at cost for 2009 and 2008, respectively)	(1,498)	(1,661)
Accumulated other comprehensive income	9,195	(3,182)
Deferred benefits for directors	(1,271)	(1,229)
Total Shareholders' Equity	592,335	659,371
Total Liabilities and Shareholders' Equity	$ 5,561,091	$ 5,222,041

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands, except per share amounts)	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 50,970	$ 57,842	$ 154,513	$ 180,602
Interest and dividends on securities:
Taxable	10,563	6,870	28,872	21,188
Tax-exempt	3,595	3,589	10,806	10,913
Total interest and dividends on securities	14,158	10,459	39,678	32,101
Other interest income	84	374	302	1,340
Total interest and dividend income	65,212	68,675	194,493	214,043
INTEREST EXPENSE
Interest bearing demand deposits	787	894	2,163	4,070
Money market deposits	1,758	2,167	4,853	6,699
Savings deposits	606	726	1,784	2,457
Certificates of deposit	13,062	15,288	41,221	54,237
Total interest expense on deposits	16,213	19,075	50,021	67,463
Federal Home Loan Bank borrowings	5,568	5,521	16,814	14,730
Other short-term borrowings	1,780	2,096	5,619	6,850
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,222	1,696	4,232	5,310
Total interest expense	24,783	28,388	76,686	94,353
NET INTEREST INCOME	40,429	40,287	117,807	119,690
Provision for credit losses	16,200	6,457	36,019	17,605
Net interest income after provision for credit losses	24,229	33,830	81,788	102,085
NON-INTEREST INCOME
Trust fees	3,508	3,639	10,149	11,702
Service charges on deposits	6,648	6,280	17,941	17,903
Bank-owned life insurance	1,873	934	3,661	2,696
Net securities gains	1,329	276	3,933	1,182
Net gains on sales of mortgage loans	820	595	1,606	1,059
Other income	4,377	3,246	10,011	10,314
Total non-interest income	18,555	14,970	47,301	44,856
NON-INTEREST EXPENSE
Salaries and wages	13,920	14,185	41,085	42,423
Employee benefits	5,240	3,857	15,008	12,409
Net occupancy	2,572	2,511	7,676	8,034
Equipment	2,888	2,739	8,117	8,185
Marketing	1,486	2,078	3,961	4,458
FDIC insurance	1,528	310	7,104	574
Amortization of intangible assets	806	950	2,315	2,872
Restructuring and merger-related expenses	2	539	623	3,244
Other operating expenses	9,263	8,996	26,174	26,696
Total non-interest expense	37,705	36,165	112,063	108,895
Income before provision for income taxes	5,079	12,635	17,026	38,046
Provision for income taxes	(363)	1,126	390	5,750
NET INCOME	$ 5,442	$ 11,509	$ 16,636	$ 32,296
Preferred dividends and expense associated with unamortized discount and issuance costs	3,121	-	5,233	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 2,321	$ 11,509	$ 11,403	$ 32,296
EARNINGS PER COMMON SHARE
Basic	$ 0.09	$ 0.43	$ 0.43	$ 1.22
Diluted	$ 0.09	$ 0.43	$ 0.43	$ 1.22
AVERAGE SHARES OUTSTANDING
Basic	26,567,653	26,550,318	26,565,621	26,548,304
Diluted	26,568,081	26,561,874	26,567,174	26,558,421
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.14	$ 0.28	$ 0.70	$ 0.84

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 and 2008
								Accumulated
								Other	Deferred
(unaudited, dollars in thousands,	Preferred Stock		Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
except per share amounts)	Shares	Amount	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
January 1, 2009	75,000	$ 72,332	26,560,889	$ 55,487	$ 193,221	$ 344,403	$ (1,661)	$ (3,182)	$ (1,229)	$ 659,371
Net income						16,636				16,636
Other comprehensive income (loss)								12,377		12,377
Total comprehensive income										29,013
Preferred dividends and amortization of discount		2,668				(5,233)				(2,565)
Common dividends
declared ($0.70 per share)						(18,595)				(18,595)
Treasury shares sold			6,764		(52)		163			111
Redemption of Preferred Stock	(75,000)	(75,000)								(75,000)
Deferred benefits for directors- net					42				(42)	-
September 30, 2009	-	$ -	26,567,653	$ 55,487	$ 193,211	$ 337,211	$ (1,498)	$ 9,195	$ (1,271)	$592,335

January 1, 2008	-	$ -	26,547,073	$ 55,487	$ 190,222	$ 336,317	$ (1,983)	$ 1,450	$ (1,174)	$ 580,319
Net income						32,296				32,296
Other comprehensive income (loss)								(5,459)		(5,459)
Total comprehensive income										26,837
Common dividends
declared ($0.84 per share)						(22,300)				(22,300)
Treasury shares sold			13,816		17		322			339
Stock option expense					191					191
Deferred benefits for directors – net					41				(41)	-
September 30, 2008	-	$ -	26,560,889	$ 55,487	$ 190,471	$ 346,313	$ (1,661)	$ (4,009)	$ (1,215)	$ 585,386

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September 30,
(unaudited, in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income	$ 16,636	$ 32,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,840	5,533
Net amortization (accretion)	1,476	(386)
Provision for credit losses	36,019	17,605
Net securities gains	(3,933)	(1,182)
Net gains on sales of mortgage loans	(1,606)	(1,059)
Increase in deferred income taxes	(8,335)	(2,325)
Increase in cash surrender value of bank-owned life insurance	(1,441)	(2,643)
Loans originated for sale	(124,273)	(88,195)
Proceeds from the sale of loans originated for sale	122,870	88,331
Net change in: other assets and accrued interest receivable	9,067	7,225
Net change in: other liabilities and accrued interest payable	(5,411)	(9,573)
Other – net	1,063	1,754
Net cash provided by operating activities	47,972	47,381
INVESTING ACTIVITIES:
Securities available-for-sale and other short-term investments:
Proceeds from sales	418,869	29,474
Proceeds from maturities, prepayments and calls	280,427	170,332
Purchases of securities	(1,164,469)	(137,706)
Net cash received from acquisitions	578,573	-
Net decrease in loans	70,879	111,083
Sale of branches	-	(25,838)
Purchases of premises and equipment – net	(2,605)	(6,454)
Net cash provided by investing activities	181,674	140,891
FINANCING ACTIVITIES:
Decrease in deposits	(95,878)	(321,084)
Proceeds from Federal Home Loan Bank borrowings	-	250,000
Repayment of Federal Home Loan Bank borrowings	(27,014)	(40,583)
Decrease in other short-term borrowings	(28,603)	(6,431)
Decrease in federal funds purchased	(32,000)	(52,000)
Repayment of preferred stock	(75,000)	-
Dividends paid to common and preferred shareholders	(25,176)	(22,180)
Treasury shares sold – net	111	339
Net cash used in financing activities	(283,560)	(191,939)
Net decrease in cash and cash equivalents	(53,914)	(3,667)
Cash and cash equivalents at beginning of the period	141,170	130,495
Cash and cash equivalents at end of the period	$ 87,256	$ 126,828
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 76,514	$ 94,582
Income taxes paid	4,975	4,400
Transfers of loans to other real estate owned	7,535	1,158
Summary of business acquistion:
Fair value of tangible assets acquired (including cash of $599,266)	600,257	-
Fair value of liabilities assumed	(603,086)	-
Cash paid in the acquisition	(20,693)	-
Goodwill and other intangibles recognized	$ (23,522)	$ -

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION—The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.  WesBanco has evaluated subsequent events through November 5, 2009, the date that these financial statements were filed with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS— In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement which establishes the FASB Accounting Standards Codification™ (“the Codification” or “ASC”) as the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements by nongovernmental entities.  All guidance contained in the Codification will carry an equal level of authority.  However, in addition to the Codification rules, all interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The Codification is effective for interim reporting periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement regarding accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation guidance to these entities.  This pronouncement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  This pronouncement must be applied as of the beginning of the first interim and annual period that begins after November 15, 2009.  WesBanco is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

In June 2009, the FASB issued a pronouncement regarding consolidation accounting which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary; eliminates the quantitative approach previously required for determining the primary beneficiary, and requires enhanced disclosures to provide more transparent information about an enterprise’s involvement in a variable interest entity.  This pronouncement must be applied as of the beginning of the first interim and annual period that begins after November 15, 2009.  WesBanco is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated.  It is effective for interim reporting periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement which requires disclosures on the fair value of financial instruments in interim financial statements as well as in annual financial statements.  The disclosures are effective for interim reporting periods ending after June 15, 2009 and did not have a material impact on WesBanco’s consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The pronouncement also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  It is effective for interim and annual periods ending after June 15, 2009, and is being applied prospectively.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement which provides new guidance on the recognition and presentation of an other-than-temporary impairment of debt securities classified as available-for-sale and held-to-maturity, and provides some new disclosure requirements.  To avoid considering an impairment to be other-than-temporary management must assert that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost.  This pronouncement also changes the total amount recognized in earnings when other-than-temporary impairment exists to require the estimated credit loss to be recorded in earnings and the noncredit portion of the loss to be recorded in other comprehensive income.  It is effective for interim and annual periods ending after June 15, 2009, and is being applied prospectively.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except shares and per share amounts)	2009	2008	2009	2008
Numerator for both basic and diluted earnings per share:
Net Income	$ 5,442	$ 11,509	$ 16,636	$ 32,296
Less: Preferred dividends and expense associated with unamortized discount and issuance costs	$ (3,121)	$ -	$ (5,233)	$ -
Net Income Available to Common Shareholders	$ 2,321	$ 11,509	$ 11,403	$ 32,296

Denominator:
Total average basic common shares outstanding	26,567,653	26,550,318	26,565,621	26,548,304
Effect of dilutive stock options	428	11,556	1,553	10,117
Total diluted average common shares outstanding	26,568,081	26,561,874	26,567,174	26,558,421

Earnings per share - basic	$ 0.09	$ 0.43	$ 0.43	$ 1.22
Earnings per share - diluted	$ 0.09	$ 0.43	$ 0.43	$ 1.22

In 2008, WesBanco issued a warrant to purchase 439,282 shares of the Company’s common stock to the U.S. Department of the Treasury (the “Treasury”).  The warrant is considered in the calculation of diluted earnings per share, but due to its anti-dilutive impact at September 30, 2009, it had no effect on earnings per share.

NOTE 3. REPURCHASE OF PREFERRED STOCK

On September 9, 2009 WesBanco repurchased from the U.S. Department of the Treasury 75,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the Troubled Asset Relief Program (“TARP”), at a purchase price of $75 million plus a final accrued dividend of $250,000.  The repurchase of the preferred stock resulted in WesBanco recording a $2.3 million charge in the third quarter representing the remaining unamortized discount on the preferred stock on the repurchase date, as well as certain unamortized issuance costs.  These charges, along with $0.8 million of discount amortization and dividends are reflected on the income statement in the third quarter after net income.  WesBanco also issued a warrant to the Treasury Department with the preferred stock in December 2008 and is currently negotiating terms for the repurchase of this warrant.  WesBanco’s consolidated and bank subsidiary capital ratios continue to be in excess of the “well capitalized” benchmarks for regulatory purposes at September 30, 2009 after repurchase of the preferred stock.

NOTE 4. BUSINESS COMBINATION

On March 27, 2009, WesBanco completed the purchase of all five of AmTrust Bank’s Columbus, Ohio branches.  As part of the agreement, WesBanco assumed all of the deposit liabilities of $599.4 million and purchased, or assumed the leases of, the related fixed assets of the branches.  WesBanco did not acquire loans as part of the transaction, and is now operating the acquired branches under the WesBanco Bank, Inc., (the “Bank”) name.  The acquisition was intended to improve WesBanco’s competitive position in the Columbus, Ohio market, with a larger market share and broader retail distribution and improve the liquidity of the corporation.  WesBanco’s Consolidated Statements of Income include the results of operations of the AmTrust branches from the closing date of the acquisition.  The aggregate purchase price for the five AmTrust branches was $21.2 million, net of cash and other assets received.

Following is a reconciliation of the preliminary purchase price allocation:

(unaudited, in thousands)	Fair Value of Tangible Net Assets Acquired
Cash	$ 599,265
Other tangible assets	991
Goodwill and other intangibles	23,522
Deposits	(599,353)
Other liabilities	(3,273)
Total purchase price	$ 21,152

Goodwill and other intangible assets were allocated to WesBanco’s community banking segment. The AmTrust core deposit intangible was valued at $2.8 million and has a weighted-average useful life of approximately 10 years.

NOTE 5. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
Other government agencies	$ 219,161	$ 1,368	$ (207)	$ 220,322	$ 39,241	$ 768	$ -	$ 40,009
Corporate debt securities	23,663	471	-	24,134	3,019	130	-	3,149
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	785,661	19,274	(96)	804,839	513,942	10,130	(175)	523,897
Other residential collateralized mortgage obligations	3,477	28	-	3,505	4,242	19	(111)	4,150
Obligations of state and political subdivisions	346,296	14,962	(149)	361,109	352,995	7,834	(1,404)	359,425
Total debt securities	1,378,258	36,103	(452)	1,413,909	913,439	18,881	(1,690)	930,630
Equity securities	3,453	326	(1)	3,778	3,143	394	(29)	3,508
Total available-for-sale securities	$1,381,711	$ 36,429	$ (453)	$1,417,687	$916,582	$ 19,275	$ (1,719)	$934,138
Held-to-maturity
Corporate debt securities	1,450	-	(78)	1,372	1,450	-	(236)	1,214
Total securities	$1,383,161	$ 36,429	$ (531)	$1,419,059	$918,032	$ 19,275	$ (1,955)	$935,352

At September 30, 2009, and December 31, 2008, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

Securities with aggregate par values of $570.6 million and $551.1 million and aggregate carrying values of $576.3 million and $552.8 million at September 30, 2009 and December 31, 2008, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase.  Proceeds from the sale of available-for-sale securities and other short-term investments were $135.4 million and $418.9 million for the three and nine months ended September 30, 2009, respectively, compared to $0.5 million and $29.5 million for the same periods in 2008.

For the nine months ended September 30, 2009, realized gains on available-for-sale securities were $4.1 million and realized losses were $211,000.  For the nine months ended September 30, 2008, realized gains on available-for-sale securities were $1.2 million with no realized losses.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities at fair value:

	September 30, 2009
		After One But	After Five But
	Within One Year	Within Five Years	Within Ten Years	After Ten Years
(unaudited in thousands)	Amount	Amount	Amount	Amount
Available-for-sale
Other government agencies	$ 146,400	$ 63,093	$ 10,830	$ -
Corporate debt securities	3,892	20,241	-	-
Residential mortgage-backed securities and	53,714	588,842	139,857	22,426
collateralized mortgage obligations of
government agencies (1)
Other residential collateralized mortgage obligations	-	3,462	-	43
Obligations of states and political subdivisions	84,780	151,419	98,896	26,014
Equity securities	-	-	-	3,778
Total available-for-sale securities	$ 288,786	$ 827,057	$ 249,583	$ 52,261
Held-to-maturity
Corporate debt securities (2)	-	-	-	1,372
Total securities	$ 288,786	$ 827,057	$ 249,583	$ 53,633
(1) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(2) The held-to-maturity corporate debt securities are carried at amortized cost of $1.5 million.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 33,938	$ (207)	4	$ -	$ -	-	$ 33,938	$ (207)	4
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	60,263	(86)	8	598	(10)	1	60,861	(96)	9
Other residential collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Obligations of states and political subdivisions	3,107	(92)	4	3,168	(57)	6	6,275	(149)	10
Corporate debt securities	-	-	-	1,372	(78)	1	1,372	(78)	1
Equity securities	3	(1)	1	-	-	-	3	(1)	1
Total temporarily impaired securities	$ 97,311	$ (386)	17	$ 5,138	$ (145)	8	$102,449	$ (531)	25

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$ 2,956	$ (6)	12	$ 16,321	$ (169)	10	$ 19,277	$ (175)	22
Other residential collateralized mortgage obligations	-	-	-	4,095	(111)	5	4,095	(111)	5
Obligations of states and political subdivisions	42,034	(1,171)	72	12,502	(233)	24	54,536	(1,404)	96
Corporate debt securities	1,214	(236)	1	-	-	-	1,214	(236)	1
Equity securities	1,289	(29)	2	-	-	-	1,289	(29)	2
Total temporarily impaired securities	$ 47,493	$ (1,442)	87	$ 32,918	$ (513)	39	$ 80,411	$ (1,955)	126

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

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality, as debt securities are of investment grade quality and are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices.  WesBanco does not intend to sell, and it is more likely than not that it will not be required to sell loss position securities prior to recovery of their cost.  Accordingly, as of September 30, 2009, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized in the Consolidated Statements of Income.

NOTE 6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.3 million at September 30, 2009 and $3.3 million at December 31, 2008.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Nine Months Ended
	September 30,
(unaudited, in thousands)	2009	2008
Balance at beginning of period	$ 49,803	$ 38,543
Provision for loan losses	36,150	17,530
Charge-offs	(26,540)	(15,179)
Recoveries	1,342	2,586
Net charge-offs	(25,198)	(12,593)
Balance at end of period	$ 60,755	$ 43,480

The following tables summarize loans classified as impaired:
	September 30,	December 31,
(unaudited, in thousands)	2009	2008
Balance of impaired loans with no allocated allowance for loan losses	$ 61,205	$ 25,296
Balance of impaired loans with an allocated allowance for loan losses	32,250	22,202
Total impaired loans	$ 93,455	$ 47,498

Allowance for loan losses allocated to impaired loans	$ 9,719	$ 5,113

At September 30, 2009, WesBanco had unfunded commitments to debtors whose loans were classified as impaired or renegotiated of $0.1 million.  At December 31, 2008, WesBanco had no material commitments to lend additional funds to debtors whose loans were classified as impaired or renegotiated.

NOTE 7. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System.  WesBanco’s FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types and a specific lien on certain securities if pledged directly with the FHLB with a market value in excess of the outstanding balances of the borrowings.  At September 30, 2009 and December 31, 2008, WesBanco had FHLB borrowings of $567.9 million and $596.9 million, respectively, with a weighted-average interest rate of 3.90%.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $31.0 million at September 30, 2009 and $32.1 million at December 31, 2008 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at September 30, 2009 and December 31, 2008 was estimated to be approximately $528.4 million and $848.8 million, respectively.

In December 2008, the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks.  The FHLB of Pittsburgh stock owned by WesBanco totaled $26.4 million at September 30, 2009 and December 31, 2008, and is held primarily to serve as collateral on FHLB borrowings.  Dividend income recognized on FHLB of Pittsburgh stock totaled $0.4 million for 2008.  Additionally, WesBanco owned $4.6 million and $5.7 million of FHLB of Cincinnati stock at September 30, 2009 and December 31, 2008, respectively, which paid a cash dividend at an annualized rate of approximately 4.75% over the last four quarters.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $567.9 million outstanding at September 30, 2009, $264.9 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2009 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2009	$ 70,654	4.31%
2010	261,270	3.84%
2011	84,889	3.76%
2012	56,687	4.45%
2013	50,976	3.28%
2014 and thereafter	43,463	3.86%
Total	$ 567,939	3.90%

NOTE 8. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	September 30,	December 31,
(unaudited, in thousands)	2009	2008
Federal funds purchased	$ 20,000	$ 52,000
Securities sold under agreements to repurchase	214,130	245,165
Treasury tax and loan notes and other	2,754	640
Total	$ 236,884	$ 297,805

NOTE 9. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan and the related components:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2009	2008	2009	2008
Service cost – benefits earned during year	$ 599	$ 577	$ 1,798	$ 1,730
Interest cost on projected benefit obligation	837	792	2,511	2,376
Expected return on plan assets	(945)	(1,138)	(2,834)	(3,413)
Amortization of prior service cost	(29)	(29)	(88)	(88)
Amortization of net loss	476	129	1,428	387
Net periodic pension cost	$ 938	$ 331	$ 2,815	$ 992

The plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

There is no minimum contribution due for 2009, and no decision has been made as of September 30, 2009 relative to the level of contribution that will be made to the plan, if any.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis  by level within the fair value hierarchy as defined by fair value accounting guidance within the Codification:

		September 30, 2009
		Fair Value Measurements Using:
	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities - available for sale
Other government agencies	$ 220,322	$ 220,322	$ -	$ -
Corporate debt securities	24,134	-	24,134	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	804,840	-	804,840	-
Other residential collateralized mortgage obligations	3,505	-	3,463	42
Obligations of state and political subdivisions	361,108	-	359,670	1,438
Equity securities	3,778	2,093	1,443	242

		December 31, 2008
		Fair Value Measurements Using:
	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities - available for sale
Other government agencies	$ 40,009	$ 40,009	$ -	$ -
Corporate debt securities	3,149	-	3,149	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	523,897	-	523,897	-
Other residential collateralized mortgage obligations	4,150	-	4,095	55
Obligations of state and political subdivisions	359,425	-	357,979	1,446
Equity securities	3,508	1,809	1,432	267

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited - in thousands)	2009	2008	2009	2008
Balance at beginning of period	$ 1,736	$ 5,438	$ 1,768	$ 5,994
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	51	492	45	(64)
Purchases, issuances, and settlements	-	(90)	-	(90)
Transfers in or (out) of Level 3	(65)	(3,919)	(91)	(3,919)
Balance at end of period	$ 1,722	$ 1,921	$ 1,722	$ 1,921

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios at quarter end:

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)		(Level 1)	(Level 2)	(Level 3)
September 30, 2009
Impaired loans (1)	$ 22,531	$ -	$ -	$ 22,531
Other real estate owned and repossessed assets (2)	8,665	-	-	8,665
Mortgage servicing rights (3)	2,465	-	-	2,465
December 31, 2008
Impaired loans (1)	$ 17,089	$ -	$ -	$ 17,089
Other real estate owned and repossessed assets (2)	2,554	-	-	2,554
(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

NOTE 11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the estimates of fair value of financial instruments:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
(unaudited, in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$ 87,256	$ 87,256	$ 141,170	$ 141,170
Securities held-to-maturity	1,450	1,372	1,450	1,214
Securities available-for-sale	1,417,687	1,417,687	934,138	934,138
Net loans	3,440,867	3,493,343	3,554,506	3,626,774
Loans held for sale	6,860	6,860	3,874	3,874
Accrued interest receivable	22,091	22,091	19,966	19,966
Bank owned life insurance	102,670	102,670	101,229	101,229
Financial liabilities:
Deposits	4,005,508	4,021,278	3,503,916	3,508,233
Federal Home Loan Bank borrowings	567,939	575,782	596,890	617,518
Other borrowings	236,884	230,474	297,805	297,741
Junior subordinated debt	111,175	65,950	111,110	53,178
Accrued interest payable	10,664	10,664	10,492	10,492

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

Net Loans —Fair values of commercial real estate, construction, residential mortgage and personal loans are based on a discounted value of the estimated future cash flows expected to be received.  The current interest rates applied in the discounted cash flow method reflect rates used to price new loans of similar type, adjusted for relative risk and remaining maturity.  Non-performing loans and loans past due 90 days or more and accruing interest are recorded at carrying amount.  The fair value, as well as the carrying amount of total loans is net of the allowance for loan losses.

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

Off-Balance Sheet Financial Instruments — Off-balance sheet financial instruments consist of commitments to extend credit including letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore not presented in the above table.

NOTE 12. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2009	2008	2009	2008
Net Income	$ 5,442	$ 11,509	$ 16,636	$ 32,296
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	20,949	(4,131)	22,352	(8,161)
Related income tax (expense) benefit (1)	(7,824)	1,635	(8,348)	3,200
Net securities (gains) losses reclassified into earnings	(1,329)	(276)	(3,933)	(1,182)
Related income tax expense (benefit) (1)	496	109	1,469	467
Net effect on other comprehensive income for the period	12,292	(2,663)	11,540	(5,676)

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	-	1	-	59
Related income tax (expense) benefit (1)	-	-	-	(23)
Net effect on other comprehensive income for the period	-	1	-	36

Defined benefit pension plan
Amortization of prior service costs	(30)	(29)	(88)	(88)
Related income tax expense (benefit) (1)	11	12	33	36
Amortization of unrealized loss	480	129	1,424	386
Related income tax expense (benefit) (1)	(179)	(51)	(532)	(153)
Net effect on other comprehensive income for the period	282	61	837	181
Other comprehensive income	12,574	(2,601)	12,377	(5,459)
Total comprehensive income	$ 18,016	$ 8,908	$ 29,013	$ 26,837
(1) Related income tax expense or benefit calculated using a combined Federal and State income tax rate of approximately 40%.

The activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 is as follows:

Net Unrealized Gains
		Unrealized	(Losses) on Derivative
	Defined	Gains (Losses)	Instruments Used in
	Benefit	on Securities	Cash Flow Hedging
(unaudited, in thousands)	Pension Plan	Available-for-Sale	Relationships	Total
Balance at January 1, 2009	$ (14,132)	$ 10,950	$ -	$ (3,182)
Period change, net of tax	837	11,540	-	12,377
Balance at September 30, 2009	$ (13,295)	$ 22,490	$ -	$ 9,195

Balance at January 1, 2008	$ (3,893)	$ 5,379	$ (36)	$ 1,450
Period change, net of tax	181	(5,676)	36	(5,459)
Balance at September 30, 2008	$ (3,712)	$ (297)	$ -	$ (4,009)

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit, standby letters of credit and other guarantees is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other similar lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.2 million and $0.4 million as of September 30, 2009 and December 31, 2008, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of September 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans.  The guarantee amortizes down as the loan balances decrease.

       The following table presents total commitments, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2009	2008
Commitments to extend credit	$ 660,428	$ 728,994
Standby letters of credit	33,300	34,209
Affordable housing plan guarantees	4,393	4,472
Commercial letters of credit	171	2,585

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claim contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 14. STOCK-BASED COMPENSATION

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

The following table presents stock option activity for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
(unaudited)	Shares	Per Share	Life in Years
Outstanding at January 1, 2009	393,127	$ 23.91
Granted	-	-
Exercised	(6,764)	14.97
Forfeited or expired	(14,144)	25.75
Outstanding at September 30, 2009	372,219	$ 24.00	3.73
Vested and exercisable at September 30, 2009	372,219	$ 24.00	3.73

        The aggregate intrinsic value of the outstanding options and the options exercisable at quarter end was $15,000.  There were no options awarded during the nine months ended September 30, 2009.

NOTE 15. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $2.6 billion and $2.7 billion at September 30, 2009 and 2008, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated

Income Statement Data
For the Three Months ended September 30, 2009:
Interest income	$ 65,212	$ -	$ 65,212
Interest expense	24,783	-	24,783
Net interest income	40,429	-	40,429
Provision for credit losses	16,200	-	16,200
Net interest income after provision for credit losses	24,229	-	24,229
Non-interest income	15,047	3,508	18,555
Non-interest expense	35,400	2,305	37,705
Income before provision for income taxes	3,876	1,203	5,079
Provision for income taxes	(844)	481	(363)
Net income	$ 4,720	$ 722	$ 5,442

For the Three Months ended September 30, 2008:
Interest income	$ 68,675	$ -	$ 68,675
Interest expense	28,388	-	28,388
Net interest income	40,287	-	40,287
Provision for credit losses	6,457	-	6,457
Net interest income after provision for credit losses	33,830	-	33,830
Non-interest income	11,331	3,639	14,970
Non-interest expense	33,858	2,307	36,165
Income before provision for income taxes	11,303	1,332	12,635
Provision for income taxes	593	533	1,126
Net income	$ 10,710	$ 799	$ 11,509

For the Nine Months ended September 30, 2009:
Interest income	$ 194,493	$ -	$ 194,493
Interest expense	76,686	-	76,686
Net interest income	117,807	-	117,807
Provision for credit losses	36,019	-	36,019
Net interest income after provision for credit losses	81,788	-	81,788
Non-interest income	37,152	10,149	47,301
Non-interest expense	105,080	6,983	112,063
Income before provision for income taxes	13,860	3,166	17,026
Provision for income taxes	(876)	1,266	390
Net income	$ 14,736	$ 1,900	$ 16,636

For the Nine Months ended September 30, 2008:
Interest income	$ 214,043	$ -	$ 214,043
Interest expense	94,353	-	94,353
Net interest income	119,690	-	119,690
Provision for credit losses	17,605	-	17,605
Net interest income after provision for credit losses	102,085	-	102,085
Non-interest income	33,154	11,702	44,856
Non-interest expense	101,582	7,313	108,895
Income before provision for income taxes	33,657	4,389	38,046
Provision for income taxes	3,994	1,756	5,750
Net income	$ 29,663	$ 2,633	$ 32,296

  Total non-fiduciary assets of the trust and investment services segment were $18.8 million and $16.8 million at September 30, 2009 and 2008, respectively.  All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2008 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Forms 10-Q for the quarters ended March 31 and June 30, 2009, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, greater than expected outflows on recent branch acquisition deposits; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2009 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Goodwill - The carrying value of goodwill is tested at least annually for impairment or when indicators of potential impairment are present.  The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill.  If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded.  Otherwise, additional testing is performed and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.  WesBanco uses market capitalization, multiples of tangible book value, and discounted cash flow methods to determine the estimated current fair value of its reporting units.  Given the declines in WesBanco’s market capitalization during 2009, management performed an impairment test of goodwill related to the community banking reporting unit.  As of September 30, 2009, there was $274.1 million of goodwill recorded at the community banking reporting unit level.  Management estimated the fair value of the community banking reporting unit at September 30, 2009 using a market approach and an income approach.  Based on this analysis, the estimated fair value of the community banking reporting unit could decline by approximately 9% before further analysis of goodwill impairment would be required.

In the event WesBanco determined that its goodwill was impaired, recognition of an impairment charge could have a significant adverse impact on its financial position or results of operations in the period in which the impairment occurred.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 114 branches and 138 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

As noted in the first quarter of 2009, WesBanco completed the purchase of all five of AmTrust Bank’s Columbus, Ohio branches on March 27, 2009.  WesBanco assumed all of the deposit liabilities of $599.4 million for a total purchase price of $21.2 million and is now operating the acquired branches under the WesBanco Bank name.

On September 9, 2009 WesBanco repurchased from the U.S. Department of the Treasury 75,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued on December 5, 2008 under the Troubled Asset Relief Program (“TARP”), at a purchase price of $75 million plus a final accrued dividend of $250,000.  The funds used to redeem the preferred stock were derived from security sales and other internal sources, including a special dividend from the Bank paid during the quarter that was previously approved by the Bank’s regulators. The repurchase of the preferred stock resulted in WesBanco recording a $2.3 million charge in the third quarter representing the remaining unamortized discount on the preferred stock on the repurchase date, as well as certain unamortized issuance costs.  These charges, along with $0.8 million of discount amortization and dividends are reflected on the income statement in the third quarter after net income.  WesBanco also issued a warrant to the Treasury Department with the preferred stock in December 2008 and is currently negotiating terms for the repurchase of this warrant.  WesBanco’s consolidated and bank subsidiary capital ratios continue to be in excess of the “well capitalized” benchmarks for regulatory purposes at September 30, 2009 after repurchase of the preferred stock.

On August 27, 2009 the Board of Directors of WesBanco declared a third quarter common stock dividend of $0.14 per share, a 50% reduction in the quarterly dividend rate as compared to the prior quarterly rate.  The reduction was taken to address the impact of the recession on earnings and to increase capital internally by reducing the payout ratio.  The dividend reduction will better match dividends to current earnings opportunities.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the quarter ended September 30, 2009

WesBanco’s net income available to common shareholders for the quarter ended September 30, 2009 was $2.3 million while diluted earnings per common share were $0.09, as compared to $11.5 million or $0.43 per common share for the third quarter of 2008, and $4.7 million or $0.18 per share in the prior quarter ended June 30, 2009.  Earnings per common share in the third quarter included a charge of $0.09 per common share for the unamortized discount on the repurchase of the TARP preferred stock and an additional $0.03 per share for preferred stock dividends paid in the third quarter.  For the nine month period ended September 30, 2009, net income available to common shareholders was $11.4 million or $0.43 per common share, while for the same period in 2008, net income was $32.3 million or $1.22 per common share. Net income before preferred stock dividends and the accounting adjustment for the TARP repurchase was $16.6 million year to date.

Net income decreased by $6.1 million during the third quarter of 2009, as compared to the third quarter of 2008, primarily due to a $9.7 million increase in the provision for loan losses, which reflects loan charge-offs of $14.0 million as compared to loan charge-offs of $4.9 million in the 2008 quarter.  During the quarter WesBanco charged-down two commercial loans by $8.5 million, with $2.0 million of this charge reserved for in the second quarter. One of the charge-offs was caused by a fraudulent equipment leasing scheme which impacted a borrower’s equipment leasing activities, and the other loss was on a hotel which was previously identified as impaired.  Higher provision expense also reflects the general deterioration of credit quality across all segments of the loan portfolio due to the prolonged recession, which has caused increases in net charge-offs and non-performing assets.  The allowance for loan losses increased to 1.74% of total loans at September 30, 2009 as compared to 1.21% at September 30, 2008, and 1.65% at the end of the second quarter.  In addition, FDIC insurance increased by $1.2 million from industry wide higher assessments and employee benefits increased $1.3 million due to higher pension and health care costs.  Partially offsetting these increases were net securities gains of $1.0 million, a bank owned life insurance claim of $1.0 million and a $1.5 million decrease in the tax provision due to lower pre-tax income and a lower effective tax rate during the 2009 quarter.

Net interest income increased slightly in the third quarter of 2009 as compared to the third quarter of 2008, but increased 3.0% versus the second quarter of 2009 and 6.0% over the first quarter of 2009 as a result of increased earning assets from the branch acquisition.  Also contributing to improved net interest income were lower rates on interest bearing liabilities, particularly for deposits, as a result of decreasing market interest rates, certificate of deposit maturities and WesBanco’s focus on improving the net interest margin by reducing higher cost funding sources.

For the year-to-date period ended September 30, 2009

For the 2009 nine month period, the decrease in net income was primarily due to an $18.4 million increase in the provision for credit losses, a $6.5 million increase in FDIC insurance, and a $2.6 million increase in employee benefits, partially offset by decreased merger and acquisition costs of $2.6 million, a $2.8 million increase in net security gains and a $5.4 million decrease in the provision for income taxes.  The effective tax rate in the 2009 period was 2.3% as compared to 15.1% in the nine month period of 2008.  In addition, non-interest expenses, excluding FDIC insurance, merger-related expenses and employee benefits declined $3.3 million which reflects ongoing efficiency improvements throughout WesBanco and in many expense categories.  Salaries and wages, net occupancy and equipment, consulting fees, marketing, amortization of intangibles and miscellaneous taxes were the principal categories where expense reductions were achieved.  These improvements were mitigated somewhat by the branch acquisition, which added 30 full time equivalent employees and five new branch facilities at the end of the first quarter.

NON-GAAP MEASURES

The following non-GAAP financial measures used by WesBanco provide information that WesBanco believes is useful to investors in understanding WesBanco’s operating performance and trends, and facilitates comparisons with the performance of WesBanco’s peers. The following tables summarize the non-GAAP financial measures derived from amounts reported in WesBanco’s financial statements.

TABLE 1. NON-GAAP MEASURES

	September 30,	December 31,
(unaudited, dollars in thousands)	2009	2008
Tangible equity to tangible assets:
Total shareholders' equity	$ 592,335	$ 659,371
Less: goodwill and other intangible assets	(289,087)	(267,883)
Tangible equity	303,248	391,488

Total assets	5,561,091	5,222,041
Less: goodwill and other intangible assets	(289,087)	(267,883)
Tangible assets	5,272,004	4,954,158

Tangible equity to tangible assets	5.75%	7.90%

Tangible common equity to tangible assets:
Total shareholders' equity	$ 592,335	$ 659,371
Less: goodwill and other intangible assets	(289,087)	(267,883)
Less: preferred shareholders' equity	-	(72,332)
Tangible common equity	303,248	319,156

Total assets	5,561,091	5,222,041
Less: goodwill and other intangible assets	(289,087)	(267,883)
Tangible assets	5,272,004	4,954,158

Tangible common equity to tangible assets	5.75%	6.44%

  The decline in the equity ratios was primarily caused by the acquisition of AmTrust deposits of $599.4 million.

NET INTEREST INCOME

TABLE 2. NET INTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands)	2009	2008	2009	2008
Net interest income	$ 40,429	$ 40,287	$ 117,807	$ 119,690
Taxable equivalent adjustments to net interest income	1,936	1,933	5,819	5,876
Net interest income, fully taxable equivalent	$ 42,365	$ 42,220	$ 123,626	$ 125,566
Net interest spread, non-taxable equivalent	2.94%	3.21%	2.87%	3.22%
Benefit of net non-interest bearing liabilities	0.26%	0.32%	0.29%	0.30%
Net interest margin	3.20%	3.53%	3.16%	3.52%
Taxable equivalent adjustment	0.15%	0.17%	0.16%	0.17%
Net interest margin, fully taxable equivalent	3.35%	3.70%	3.32%	3.69%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities.  Net interest income increased 0.4% in the third quarter and decreased 1.6% in the nine month period of 2009 as compared to the same periods in 2008.  Average earning assets increased $483.4 million or 10.6% for the quarter and $416.1 million or 9.1% for the year-to-date period; however, the net interest margin decreased by 35 and 37 basis points in the third quarter and year-to-date periods, respectively, as compared to the same periods in 2008.  The investment of the cash proceeds from the branch acquisition is the primary reason for the increase in earning assets, but it also contributed to the decreases in margin as investment opportunities were lower yielding, and of shorter duration, than the overall portfolio. The continuation of the low interest environment in 2009 has also impacted the margin as lower security and loan yields and a reduction of interest income from the increased nonperforming loans have not been fully offset by decreases in deposit and borrowing cost of funds. However, the margin has somewhat benefited from a 5.0% increase in average non-interest bearing deposit balances year to date, the result of marketing campaigns focused on checking account products.

As compared to the second quarter of 2009, net interest income for the third quarter increased $1.2 million or 3.0% due to the acquisition and a higher net interest margin.  The margin increase, totaling 18 basis points, resulted from a combination of an increase in the yield in earning assets, reflecting the full benefit of the second quarter investment of the cash received from the branch acquisition, and a 13 basis point decline in the cost of interest bearing liabilities resulting from the lower interest rate environment and re-pricing of higher rate CDs and certain term borrowings.  The benefit of the improved rates was partially offset by a 3.3% decline in average earning assets used to fund the previously anticipated third quarter run off of some of AmTrust’s former higher rate, single service customer CDs.

Interest income decreased 5.0% in the third quarter and 9.1% in the nine month period as compared to the same periods in 2008.  These decreases were due to a lower yield on earning assets of 88 basis points to 5.30% in the third quarter and 107 basis points to 5.39% for the year-to-date period of 2009, and was also partially offset by increases in both periods in average earning assets.  In addition to the decrease in taxable securities yields from the investment of cash acquired with the branches and the resulting overall shorter portfolio average duration, repricing of loans over the last seven quarters as a result of a lower interest rate environment and the reduction in interest income related to increases in nonperforming loans caused a decline in loan yields of 63 basis points in the third quarter and 78 basis points in the year-to-date period of 2009.  The increase in average earning assets due to the acquisition was partially offset by a decrease in average loan balances of $87.9 million and $101.3 million respectively.  Proceeds from decreases in residential mortgage loans, which generally have higher yields than typical investment types, have been reinvested at lower yields, thus reducing the overall yield of the earning assets.

Average loan balance decreases are primarily due to continued strategic decreases in residential real estate loans through the sale of most originations and reduced commercial line usage, partially offset by increases in commercial real estate due to origination volumes and reduced prepayments from property refinancing and sales.  Home equity loans also increased through various marketing and targeted sales efforts in our branches.  Consumer loans declined due to reduced demand for automobile loans, and a strategic reduction in recreational vehicle product lending.

Interest expense decreased 12.7% in the third quarter and 18.7% in the nine month period as compared to the same periods in 2008 primarily due to a decline in the average rate paid on deposits of 65 basis points to 1.82% for the third quarter and 86 basis points to 1.95% for the year-to-date period of 2009.  These decreases were partially offset by increases in average interest bearing liabilities of 9.9% in the third quarter and 6.1% in the nine month period.  The rate decline was due to management reducing certain interest rates on maturing CDs, MMDA and interest bearing demand deposit accounts in order to realize a lower cost of funds during a period of declining loan yields, while focusing marketing efforts on non-interest bearing demand deposits.  The cost of CDs, MMDA and interest bearing demand deposit accounts declined by 117 basis points, 85 basis points and 63 basis points, respectively, in the nine month period of 2009.  Average deposits increased $474.5 million in the third quarter of 2009 as compared to the third quarter of 2008 and total deposits increased $501.6 million from December 31, 2008 primarily due to the branch acquisition in the first quarter of 2009.  In addition, non-AmTrust branch deposit levels have been generally stable in the nine month period of 2009 through growth in competitively priced deposits in certain regions as a result of somewhat reduced competition as compared to prior periods, overall stock market volatility and an increase in the national personal savings rate.  CD balances decreased 5.8% in the third quarter as compared to the second quarter of 2009 due to the Bank’s strategy of allowing certain high rate, single service former AmTrust CDs to mature without renewal due to the current rate environment.  The increase in deposits from the branch acquisition and other sources caused a reduction in the loan to deposit ratio from approximately 103% at December 31, 2008 to 88% at September 30, 2009.  In addition, the increased liquidity provided by the branch acquisition will permit WesBanco to continue to reduce higher cost FHLB and certain repurchase agreements as they mature which, combined with continued repricing of higher cost certificates of deposit, is expected to continue to improve the net interest margin.

TABLE 3. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 38,772	0.19%	$ 18,953	1.15%	$ 43,606	0.19%	$ 10,365	2.85%
Loans, net of unearned income (1)	3,529,534	5.73%	3,617,444	6.36%	3,563,632	5.80%	3,664,935	6.58%
Securities: (2)
Taxable	1,100,345	3.84%	549,070	5.04%	991,584	3.88%	509,108	5.61%
Tax-exempt (3)	337,130	6.56%	335,850	6.58%	336,334	6.59%	325,841	6.87%
Total securities	1,437,475	4.48%	884,920	5.63%	1,327,918	4.57%	834,949	6.10%
Federal funds sold	-	-	598	2.01%	2,755	0.24%	13,575	2.65%
Other earning assets	31,911	0.83%	32,357	3.91%	32,055	0.97%	30,060	3.77%
Total earning assets (3)	5,037,692	5.30%	4,554,272	6.18%	4,969,966	5.39%	4,553,884	6.46%
Other assets	624,389		621,838		620,730		682,845
Total Assets	$ 5,662,081		$ 5,176,110		$ 5,590,696		$ 5,236,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 456,939	0.68%	$ 432,706	0.82%	$ 452,836	0.64%	$ 429,623	1.27%
Money market accounts	680,008	1.03%	518,629	1.66%	604,735	1.07%	466,035	1.92%
Savings deposits	483,273	0.50%	438,142	0.66%	466,819	0.51%	530,890	0.62%
Certificates of deposit	1,905,645	2.72%	1,679,159	3.62%	1,906,149	2.89%	1,786,016	4.06%
Total interest bearing deposits	3,525,865	1.82%	3,068,636	2.47%	3,430,539	1.95%	3,212,564	2.81%
Federal Home Loan Bank borrowings	574,097	3.85%	557,365	3.94%	583,837	3.85%	491,989	4.00%
Other borrowings	228,514	3.09%	302,842	2.75%	232,982	3.22%	293,645	3.12%
Junior subordinated debt	111,164	4.36%	111,073	6.07%	111,143	5.09%	111,051	6.39%
Total interest bearing liabilities	4,439,640	2.21%	4,039,916	2.80%	4,358,501	2.35%	4,109,249	3.07%
Non-interest bearing demand deposits	521,477		504,232		521,157		496,537
Other liabilities	57,260		43,345		54,405		43,375
Shareholders’ Equity	643,704		588,617		656,633		587,568
Total Liabilities and Shareholders’ Equity	$ 5,662,081		$ 5,176,110		$ 5,590,696		$ 5,236,729

Net Interest Spread		3.09%		3.38%		3.03%		3.39%
Taxable equivalent net yield on average earning assets (3)		3.35%		3.70%		3.32%		3.69%
(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans are not material.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 4. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared to September 30, 2008			Compared to September 30, 2008
			Net Increase			Net Increase
(unaudited, in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 31	$ (68)	$ (37)	$ 197	$ (355)	$ (158)
Loans, net of unearned income	(1,351)	(5,520)	(6,871)	(4,924)	(21,165)	(26,089)
Taxable securities	5,655	(1,963)	3,692	15,753	(8,069)	7,684
Tax-exempt securities (1)	21	(12)	9	531	(696)	(165)
Federal funds sold	(2)	(1)	(3)	(124)	(141)	(265)
Other interest income	(4)	(246)	(250)	53	(668)	(615)
Total interest income change (1)	4,350	(7,810)	(3,460)	11,486	(31,094)	(19,608)

Increase (decrease) in interest expense:
Interest bearing demand deposits	49	(156)	(107)	209	(2,115)	(1,906)
Money market accounts	563	(972)	(409)	1,639	(3,485)	(1,846)
Savings deposits	70	(190)	(120)	(275)	(398)	(673)
Certificates of deposit	1,901	(4,127)	(2,226)	3,449	(16,465)	(13,016)
Federal Home Loan Bank borrowings	172	(125)	47	2,663	(579)	2,084
Other borrowings	(554)	238	(316)	(1,456)	224	(1,232)
Junior subordinated debt	1	(475)	(474)	4	(1,082)	(1,078)
Total interest expense change	2,202	(5,807)	(3,605)	6,233	(23,900)	(17,667)
Net interest income increase (decrease) (1)	$ 2,148	$ (2,003)	$ 145	$ 5,253	$ (7,194)	$ (1,941)
(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio.  The provision for loan losses was $16.2 million in the third quarter of 2009, an increase of $9.7 million from the third quarter of 2008.  For the year to date period the provision was $36.2 million, as compared to $17.5 million in the same period of 2008.  Higher provision expense for the third quarter reflects a $3.8 million charge-off on a loan secured by a hotel, with $2.0 million of this charge reserved for in the second quarter.  The hotel has been transferred to other real estate owned.  Also in the third quarter, an impairment of $4.7 million was determined on a commercial loan to an equipment leasing company, of which $3.6 million was charged off.  The charged-off portion of this loss was incurred mostly as a result of fraudulent activities by a major customer of the Bank’s borrower. Higher provision expense also reflects the general deterioration of credit quality across all segments of the loan portfolio due to the prolonged recession.  Net charge-offs for the third quarter of 2009 increased $7.9 million compared to the second quarter of 2009 and $9.1 million compared to the third quarter of 2008, with $7.4 million of these increases from the two previously discussed loans.  Worsening economic conditions and declining property values have resulted in higher residential and commercial real estate losses while consumer loan losses have been relatively stable.  The provision for loan losses exceeded net charge-offs by $2.2 million in the third quarter of 2009 and $11.0 million for the first nine months of 2009, which increased the allowance for loan losses to 1.74% of total loans at September 30, 2009 compared to 1.65% at June 30, 2009 and 1.21% at September 30, 2008.  Non-performing loans increased $0.8 million from the second quarter to $82.4 million at September 30, 2009 or 2.35% as a percent of total loans, and increased $46.1 million from December 31, 2008.  The non-performing loan increase from year-end reflects general deterioration of credit quality which has been most prevalent in the commercial and residential real estate portfolios, but migration into non-accrual status and overall new loan delinquencies have slowed since the first quarter.  For additional information relating to the provision for loan losses, see the “Allowance for Loan Losses” section of “Loans and Credit Risk” included in this MD&A.

NON-INTEREST INCOME

TABLE 5. NON-INTEREST INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Trust fees	$ 3,508	$ 3,639	$ (131)	(3.6%)	$ 10,149	$ 11,702	$ (1,553)	(13.3%)
Service charges on deposits	6,648	6,280	368	5.9%	17,941	17,903	38	0.2%
Bank-owned life insurance	1,873	934	939	100.5%	3,661	2,696	965	35.8%
Net securities gains (losses)	1,329	276	1,053	381.5%	3,933	1,182	2,751	232.7%
Net gains on sales of loans	820	595	225	37.8%	1,606	1,059	547	51.7%

Other Income
Service fees on ATM's and debit cards	1,953	1,769	184	10.4%	5,554	5,026	528	10.5%
Net securities brokerage revenue	1,310	666	644	96.7%	3,110	1,980	1,130	57.1%
Net insurance services revenue	591	601	(10)	(1.7%)	1,717	2,041	(324)	(15.9%)
Gain (loss) on sale of other real estate
owned and repossessed assets	82	(82)	164	200.0%	(396)	(800)	404	50.5%
Other	441	292	149	51.0%	26	2,067	(2,041)	(98.7%)
Total other income	4,377	3,246	1,131	34.8%	10,011	10,314	(303)	(2.9%)
Total non-interest income	$ 18,555	$ 14,970	$ 3,585	23.9%	$ 47,301	$ 44,856	$ 2,445	5.5%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations.  WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  As compared to the third quarter of 2008, non-interest income increased by $3.6 million, due to increased net securities gains of $1.1 million, a bank owned life insurance claim of $1.0 million, a $0.4 million increase in service charges on deposits and higher income from sales of mortgage loans, securities brokerage and ATM fees.  For the three and nine months ending September 30, 2009, total non-interest income comprised 31.5% and 28.7% of total net revenues as compared to 27.1% and 27.3% for the same 2008 periods.

Net realized gains on the securities portfolio increased $1.1 million and $2.8 million, respectively in the third quarter and year-to-date periods of 2009 as compared to 2008.  This was partially offset by declines in trust fees of $0.1 million and $1.6 million during the three and nine months ending September 30, 2009 as compared to the prior year due to decreased managed asset market values.  The market value of total trust assets at September 30, 2009 and 2008, was $2.6 billion and $2.7 billion, respectively.  The decline in trust assets was principally due to the downturn in the markets in late 2008 and early 2009.

Net securities brokerage revenue increased $0.6 million and $1.1 million from the third quarter and first nine months of 2008, due primarily to new customer representatives in the Columbus, Ohio market.  Service fees on ATM’s and debit cards added $0.2 million and $0.5 million as compared to the third quarter and first nine months of 2008, due to a higher volume of debit card transactions during the periods, while gains on the sale of mortgage loans contributed an additional $0.2 million and $0.5 million compared to the third quarter and nine months of 2008.

Other declines in non-interest income in the year-to-date period of 2009 which mostly occurred in the first half of 2009, included lower mortgage servicing fees of $0.7 million, a $0.4 million loss due to a market adjustment of the deferred compensation plan assets for the period, and a $0.3 million decrease in net insurance revenue.  Other income in 2008 included a gain of $0.4 million in the first quarter relating to the mandatory sale of VISA stock.

NON-INTEREST EXPENSE

TABLE 6. NON-INTEREST EXPENSE

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Salaries and wages	$ 13,920	$ 14,185	$ (265)	(1.9%)	$ 41,085	$ 42,423	$ (1,338)	(3.2%)
Employee benefits	5,240	3,857	1,383	35.9%	15,008	12,409	2,599	20.9%
Net occupancy	2,572	2,511	61	2.4%	7,676	8,034	(358)	(4.5%)
Equipment	2,888	2,739	149	5.4%	8,117	8,185	(68)	(0.8%)
Marketing	1,486	2,078	(592)	(28.5%)	3,961	4,458	(497)	(11.1%)
FDIC Insurance	1,528	310	1,218	392.9%	7,104	574	6,530	1137.6%
Amortization of intangible assets	806	950	(144)	(15.2%)	2,315	2,872	(557)	(19.4%)
Restructuring and merger-related expenses	2	539	(537)	(99.6%)	623	3,244	(2,621)	(80.8%)

Other operating expenses
Miscellaneous franchise, and other taxes	1,487	1,894	(407)	(21.5%)	4,416	5,730	(1,314)	(22.9%)
Consulting, regulatory, and advisory fees	988	1,106	(118)	(10.7%)	3,288	3,750	(462)	(12.3%)
Postage	964	922	42	4.6%	2,730	3,068	(338)	(11.0%)
ATM and interchange expenses	857	772	85	11.0%	2,543	2,041	502	24.6%
Communications	734	827	(93)	(11.2%)	2,215	2,240	(25)	(1.1%)
Legal fees	690	602	88	14.6%	2,049	1,513	536	35.4%
Supplies	593	743	(150)	(20.2%)	1,896	2,066	(170)	(8.2%)
Other	2,950	2,130	820	38.5%	7,037	6,288	749	11.9%
Total other operating expenses	9,263	8,996	267	3.0%	26,174	26,696	(522)	(2.0%)
Total non-interest expense	$ 37,705	$ 36,165	$ 1,540	4.3%	$ 112,063	$ 108,895	$ 3,168	2.9%

Non-interest expense increased $1.5 million or 4.3% for the third quarter 2009 compared to the third quarter 2008 due to increases in FDIC insurance, employee health care and pension expenses, partially offset by a decline in merger-related expenses, marketing and miscellaneous taxes.  For the first nine months of 2009 expenses increased $3.2 million or 2.9% compared to 2008, primarily due to the increase in employee related expenses and FDIC insurance, partially offset by declines in restructuring and merger-related expenses and miscellaneous taxes.

FDIC insurance for the first nine months of 2009 increased $6.5 million compared to the same period in 2008 due to a $2.6 million special assessment effective June 30, 2009, the reduction in certain prior FDIC credits, an increase in the FDIC rate from approximately 6 basis points to 13 basis points on insured deposits, and, to a lesser extent, the increase in deposits derived from the AmTrust branch acquisition.

Salaries and wages were down $0.3 million and $1.3 million in the third quarter and nine month period of 2009 as compared to 2008, due to a decrease in the number of full time equivalent employees from 1,519 at September 30, 2008 to 1,428 at September 30, 2009, primarily resulting from planned efficiencies created through the Oak Hill acquisition in late 2007, and the company’s overall strategy to manage expenses.  However, the reduction in salaries was offset by increases in employee benefits of $1.4 million and $2.6 million for the three and nine month periods compared to the prior year, due to higher defined benefit pension expenses resulting from market declines on pension plan assets experienced in 2008 and higher employee health insurance costs.

Marketing expenses have declined $0.6 million and $0.5 million for the third quarter and year-to-date periods as compared to 2008.  The 2008 marketing expenses reflected increased marketing costs to establish name identity in the former Oak Hill banking markets.  This decline on a year-to-date basis was somewhat offset by increased marketing efforts primarily in the Columbus, Ohio market in the second quarter of 2009 to both welcome our new AmTrust banking customers and to establish greater name identity in the former AmTrust branch market area.

Merger-related expenses declined by $0.5 million and $2.6 million for third quarter and year-to-date periods compared to the prior year due to Oak Hill acquisition expenses in 2008.  Miscellaneous taxes decreased $0.4 million and $1.3 million for the three and nine months ending September 30, 2009 compared to last year due to a reduction in certain state franchise taxes from a subsidiary restructuring.  This reduction may be somewhat offset by higher state income tax levels in the future.

Net occupancy, equipment, and postage remained relatively flat in the third quarter of 2009 compared to 2008, however they all experienced decreases in the first nine months of 2009 mostly related to the full integration of Oak Hill with some additional impact to net occupancy and equipment due to a reduction in ATMs and other building lease expenses from the sale of five former Oak Hill branches.  Intangible asset amortization was down due to the end of certain prior acquisition-related core deposit intangible amortization, offset somewhat by the new AmTrust-related amortization.  These cost reductions were partially offset by an online customer services contract termination fee of $0.5 million, as a new internet banking product was placed in service in October, increased foreclosure expenses, and higher processing fees to service greater customer activity in electronic transactions.

INCOME TAXES

The provision for income taxes decreased $5.4 million in the first nine months of 2009 compared to the same period in 2008 due to a decrease in pre-tax income and a decrease in the effective tax rate.  For 2009 the effective tax rate decreased to 2.3% as compared to 15.1% in the first nine months of 2008, due primarily to the decrease in pre-tax income as well as a higher percentage of tax-exempt income to total income.

FINANCIAL CONDITION

Total assets increased 6.5% in the first nine months of 2009, while total shareholders’ equity was down 10.2% as compared to December 31, 2008.  Increases in total assets and deposits were primarily the result of the AmTrust branch acquisition, which represented an increase of $599.4 million in deposits on March 27, 2009.  Total shareholders’ equity decreased by approximately $67.0 million primarily due to the $75 million repurchase of the TARP preferred stock in the third quarter.  Dividends paid to preferred and common shareholders also contributed to the decline as the dividends exceeded net income for the period.  This was somewhat offset by unrealized gains in the available-for-sale securities portfolio, which are included net of tax effect in accumulated other comprehensive income, effectively increasing shareholders’ equity by $12.4 million from December 31, 2008.  Total tangible equity to tangible assets (non-GAAP measure) decreased from 7.90% at December 31, 2008 to 5.75% at September 30, 2009, primarily as a result of the acquisition and the TARP repurchase, while total tangible common equity to tangible assets (non-GAAP measure) declined from 6.44% to 5.75%, for the same periods, respectively due to the acquisition.

TABLE 7. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies	$ 220,322	$ 40,009	$ 180,313	450.7%
Corporate debt securities	24,134	3,149	20,985	666.4%
Residential mortgage-backed securities and collateralized	804,839	523,897	280,942	53.6%
mortgage obligations of government agencies
Other residential collateralized mortgage obligations	3,505	4,150	(645)	(15.5%)
Obligations of states and political subdivisions	361,109	359,425	1,684	0.5%
Equity securities	3,778	3,508	270	7.7%
Total securities available-for-sale	$ 1,417,687	$ 934,138	$ 483,549	51.8%
Securities held-to-maturity (at amortized cost):
Corporate debt securities	1,450	1,450	-	0.0%
Total securities	$ 1,419,137	$ 935,588	$ 483,549	51.7%
Available-for-sale securities:
Weighted average taxable equivalent yield at the respective period end	4.51%	5.51%
As a % of total securities	99.9%	99.8%
Weighted average life (in years)	3.5	3.6
Held-to-maturity securities:
Weighted average yield at the respective period end	9.71%	9.72%
As a % of total securities	0.1%	0.2%
Weighted average life (in years)	20.6	21.3
(1) At September 30, 2009 and December 31, 2008, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

          Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 51.7% from December 31, 2008 to September 30, 2009, while decreasing 5.9% from the previous quarter.  The increase from year end was due primarily to the investment of cash received in the AmTrust branch acquisition into other government agencies, corporate securities, mortgage-backed securities, and municipal securities. These additional investments were partially offset by sales of $148.6 million, calls of $114.9 million, maturities of $6.0 million, and mortgage backed principal paydowns during the year.  The decline in investments over the previous quarter was due to sales at net gains that funded the repurchase of TARP, as well as intentional reductions in CDs and certain borrowings.

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

WesBanco’s loan portfolio consists of the major categories set forth in Table 8.  WesBanco makes loans for business and consumer purposes.  Business purpose loans consist of commercial and industrial loans as well as commercial real estate loans, while consumer purpose loans consist of residential real estate loans, home equity and other consumer loans.  Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market and at times may also include other types of loans. Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered.

TABLE 8. COMPOSITION OF LOANS (1)

	September 30, 2009		December 31, 2008
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial and industrial	$ 463,948	13.2%	$ 510,902	14.2%
Commercial real estate:
Land and construction	248,021	7.1%	230,865	6.4%
Other	1,516,770	43.2%	1,468,158	40.7%
Residential real estate:
Land and construction	9,488	0.3%	15,896	0.4%
Other	729,663	20.8%	841,103	23.3%
Home equity	235,427	6.7%	217,436	6.0%
Consumer	298,305	8.5%	319,949	8.9%
Total portfolio loans	3,501,622	99.8%	3,604,309	99.9%
Loans held for sale	6,860	0.2%	3,874	0.1%
Total Loans	$ 3,508,482	100.0%	$ 3,608,183	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income on consumer loans, SOP 03-3 credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $99.7 million or 2.8% between December 31, 2008 and September 30, 2009, primarily due to the intentional reduction of fixed rate residential real estate loans due to scheduled repayments on these loans.  Commercial and industrial loans declined $47.0 million or 9.2% due primarily to lower usage of lines of credit and reduced demand in the current economic environment.  Commercial real estate loans have increased due primarily to new lending opportunities particularly in our Upper Ohio Valley and Western Pennsylvania markets.  Retention of commercial real estate loans was also aided by a reduction in the frequency of prepayments from secondary or capital market sources of refinancing of portfolio loans.  Commercial real estate land and construction, which includes residential development loans increased from December 31, 2008 to September 30, 2009 as a result of advances for completed construction on commercial properties and multifamily apartments.  Although the balances of commercial land and construction loans increased, total commitments for these loans decreased approximately $27.7 million or 43% since December 31, 2008 as volumes of new construction loans have been reduced.  The residential development component of commercial real estate land and construction loans also decreased approximately $16.3 million or 27% from $60.4 million at December 31, 2008 to $44.1 million at September 30, 2009.  During the same period, commitments for new residential construction projects also decreased approximately $9.4 million or 37% from $25.2 million to $15.8 million.  The $117.9 million decline in residential real estate loans primarily reflects planned decreases consistent with WesBanco’s strategy of selling most new residential mortgages into the secondary market.  Home equity lines of credit continued to increase in 2009 by $18.0 million or 8.3% as a result of marketing campaigns despite a recent tightening of credit standards to control risk, while consumer loans decreased $21.6 million or 6.8% primarily due to reduced demand and stricter underwriting standards.  WesBanco continues to focus on improving the overall profitability of the loan portfolio through disciplined underwriting and pricing practices.

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

TABLE 9. NON-PERFORMING ASSETS

	September 30,	December 31,
(unaudited, dollars in thousands)	2009	2008
Non-accrual loans:
Commercial and industrial	$ 13,440	$ 5,369
Commercial real estate	41,632	25,015
Residential real estate	11,433	1,252
Home equity	715	72
Consumer	135	29
Total non-accrual loans	67,355	31,737
Renegotiated loans:
Commercial and industrial	819	4,559
Commercial real estate	11,226	-
Residential real estate	2,825	-
Consumer	143	-
Total renegotiated loans	15,013	4,559
Total non-performing loans	$ 82,368	$ 36,296
Other real estate owned and repossessed assets	8,665	2,554
Total non-performing assets	$ 91,033	$ 38,850

Non-performing loans/total loans	2.35%	1.01%
Non-performing assets/total loans, other real estate and repossessed assets	2.59%	1.08%

TABLE 10. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(unaudited, in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets
Beginning balance	$31,737	$4,559	$11,202	$2,554
Activity during the year:
Additions to non-accrual, renegotiated or other impaired loans	69,122	19,700	9,963
Real estate foreclosures or deeds in lieu of foreclosure				7,535
Repossessions of other collateral				5,376
Loans and other real estate charged down or charged off	(24,034)	(7,751)		(344)
Loans returned to accruing or no longer renegotiated or impaired	(2,099)		(7,337)
Other real estate sold				(805)
Repossessed assets sold				(5,736)
Principal payments and other changes, net	(7,371)	(1,495)	(2,741)	85
Ending balance	$67,355	$15,013	$11,087	$8,665

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $0.8 million from the second quarter to $82.4 million at September 30, 2009 or 2.35% as a percent of total loans, and increased $46.1 million from December 31, 2008.  The increase from December 31, 2008 in non-performing loans reflects general deterioration of credit quality which has been most prevalent in the commercial and residential real estate portfolios which have increased $27.7 million and $13.0 million, respectively during the first nine months of 2009, but migration into non-accrual status and overall new loan delinquencies have slowed since the first quarter.  Commercial real estate and residential real estate loans represent approximately 64% and 17%, respectively of non-performing loans at September 30, 2009.  Commercial real estate has been impacted by rising vacancy rates and declining property values across all classes of property particularly in the metropolitan markets of central and southwestern Ohio.  More residential real estate loans are experiencing extended delinquency that requires them either to be renegotiated to avoid foreclosure whenever possible, or placed on non-accrual even if they remain adequately secured.

Renegotiated loans at September 30, 2009 increased $10.5 million from December 31, 2008 primarily due to a modification of terms for several smaller commercial real estate loans aggregating $3.7 million, residential real estate loans aggregating $3.2 million, and two larger commercial real estate loans approximating $3.0 million.  Although categorized as non-performing loans, most renegotiated loans are accruing as they generally continue to perform in accordance with their modified terms.

Total impaired loans increased $46.0 million from December 31, 2008 to $93.5 million at September 30, 2009.  In addition, impaired loans with an allocated allowance for loan losses increased $10.0 million from December 31, 2008 to $32.3 million, reflecting the value of the underlying collateral associated with these loans.

TABLE 11. LOANS ACCRUING INTEREST PAST DUE
	September 30,	December 31,
(unaudited, dollars in thousands)	2009	2008
Loans past due 90 days or more:
Commercial and industrial	$ 1,196	$ 2,951
Commercial real estate	722	2,951
Residential real estate	4,442	10,799
Home equity	588	966
Consumer	821	1,143
Total loans past due 90 days or more	$ 7,769	$ 18,810

Loans past due 30 to 89 days:
Commercial and industrial	$ 3,015	$ 3,485
Commercial real estate	7,630	14,592
Residential real estate	5,758	8,457
Home equity	1,653	1,903
Consumer	6,777	7,169
Total loans past due 30 to 89 days	$ 24,833	$ 35,606

Loans past due 90 days or more and accruing/total loans	0.22%	0.52%
Loans past due 30-89 days/total loans	0.71%	0.99%

The decrease in loans past due reflected in the foregoing table are the result of loans migrating to non-performing status as well as the decrease in early stage delinquencies in recent months.  Loans past due 90 days or more and still accruing interest decreased $11.0 million from December 31, 2008 to September 30, 2009 as a result of placing a number of residential real estate loans that are 90 days or more past due on non-accrual even though the current value of their collateral is generally sufficient to secure the loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 2009 increased $11.0 million to 1.73% of total loans as compared to 1.38% at December 31, 2008, due to economic conditions and other correlated factors that indicate a higher level of probable but unconfirmed loss in all categories of loans.  Net charge-offs increased $12.7 million for the nine months ended September 30, 2009 compared to the same period last year, primarily due to a $3.8 million charge-off on a loan secured by a hotel, which has been transferred to other real estate owned, and a $3.6 million charge-off on a commercial loan to an equipment leasing company.  See further discussion of net charge-offs within the “Provision for Loan Losses” section of Management’s Discussion and Analysis.  Net annualized loan charge-offs to average loans were 1.58% for the quarter ended September 30, 2009 compared to 0.55% for same period last year, while net annualized loan charge-offs to average loans were 0.94% for the nine month period ended September 30, 2009 compared to 0.46% for the same period last year.

TABLE 12. ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended
	September 30,	September 30,
(unaudited, dollars in thousands)	2009	2008
Beginning balance of allowance for loan losses	$ 49,803	$ 38,543
Provision for loan losses	36,150	17,530
Charge-offs:
Commercial and industrial	7,588	2,774
Commercial real estate	10,638	4,892
Residential real estate	2,126	1,161
Home equity	856	752
Consumer	4,493	4,437
Total loan charge-offs	25,701	14,016
Deposit account overdrafts	838	1,163
Total loan and deposit account overdraft charge-offs	26,539	15,179

Recoveries:
Commercial and industrial	116	516
Commercial real estate	147	427
Residential real estate	71	54
Home equity	12	43
Consumer	724	995
Total loan recoveries	1,070	2,035
Deposit account overdrafts	271	551
Total loan and deposit account overdraft recoveries	1,341	2,586
Net loan and deposit account overdraft charge-offs	25,198	12,593
Ending balance of allowance for loan losses	$ 60,755	$ 43,480

Net charge-offs as a percentage of average total loans:
Commercial and industrial	2.12%	0.62%
Commercial real estate	0.79%	0.35%
Residential real estate	0.34%	0.16%
Home equity	0.50%	0.48%
Consumer	1.64%	1.32%
Total loan charge-offs	0.92%	0.43%

Allowance for loan losses as a percentage of total loans	1.73%	1.21%
Allowance for loan losses to total non-performing loans	0.74x	1.26x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.67x	0.93x
Allowance for loan losses to trailing twelve months' net charge-offs	1.80x	2.74x

The allowance for loan losses provided coverage of 74% of non-performing loans at September 30, 2009 compared to coverage of 126% at September 30, 2008.  The decrease in this coverage ratio reflects an increase in non-performing loans from $36.3 million at September 30, 2008 to $82.4 million at September 30, 2009.  Most non-performing loans have significant amounts of collateral or other resources pledged as security for the loans; therefore, a lower non-performing coverage ratio is not necessarily an appropriate measure of the allowance for loan losses coverage but an indication of the movement to non-performing quicker and not directly as a result of insufficient collateral.  The increase in non-performing loans resulted in a $5.2 million increase in specific reserves pursuant to SFAS 114 since September 30, 2008.  The remaining $12.1 million increase in the allowance between September 30, 2008 and September 30, 2009 was equally attributable to the impact of higher historical net charge-off rates and management’s assessment of economic conditions in establishing the appropriate allowance.  The $60.8 million allowance at September 30, 2009 represented 180% of net charge-offs for the trailing twelve months ended September 30, 2009 and 108% of annualized third quarter 2009 net charge-offs.

Table 13 summarizes the allowance for loan losses allocated to each major segment of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	September 30,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2009	Total	2008	Total
Commercial and industrial	$ 14,527	23.9%	$ 13,392	26.9%
Commercial real estate	31,764	52.3%	24,723	49.6%
Residential real estate	4,630	7.6%	3,304	6.6%
Home equity	2,123	3.5%	1,371	2.8%
Consumer	6,673	11.0%	5,863	11.8%
Deposit account overdrafts	1,038	1.7%	1,150	2.3%
Total allowance for loan losses	$ 60,755	100.0%	$ 49,803	100.0%

Components of the allowance for loan losses:
General reserves	$ 51,036		$ 44,690
Specific reserves	9,719		5,113
Total allowance for loan losses	$ 60,755		$ 49,803

The allowance for all categories of loans except deposit account overdrafts increased from December 31, 2008 to September 30, 2009. The allowance for commercial and industrial loans increased primarily due to the addition of a FAS 114 reserve on the balance of a loan to an equipment leasing company that was not charged off.  The allowances for commercial real estate, residential real estate and home equity loans reflect general market conditions that have resulted in decreased collateral values, increased non-performing loans and higher net charge-offs.  The allowance for consumer loans reflects recent increases in unemployment in all markets.

Although the allowance is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at September 30, 2009.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 14. DEPOSITS

	September 30,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Non-interest bearing demand	$ 514,726	$ 486,752	$ 27,974	5.7%
Interest bearing demand	467,085	429,414	37,671	8.8%
Money market	678,099	479,256	198,843	41.5%
Savings deposits	479,342	423,830	55,512	13.1%
Certificates of deposit	1,866,256	1,684,664	181,592	10.8%
Total deposits	$ 4,005,508	$ 3,503,916	$ 501,592	14.3%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 114 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits increased by $501.6 million or 14.3% during the nine months ended September 30, 2009 primarily due to the AmTrust branch acquisition which provided $599.4 million of additional deposits.

Certificates of deposit and money market deposits increased by 10.8% and 41.5%, respectively, during the nine months ended September 30, 2009 due primarily to the AmTrust branch acquisition.  Certificates of deposit and money market accounts acquired through the branch acquisition were $381.7 million and $126.1 million respectively.  Non-interest bearing demand, interest bearing demand and savings deposits increased by 5.7%, 8.8% and 13.1%, respectively, due to the branch acquisition and corresponding marketing efforts.  Over the last two quarters an expected runoff of acquired, higher cost CDs has occurred as new offerings are significantly below the current contractual rate from AmTrust’s higher rate offerings in prior periods.  Some of this runoff has contributed to a remix into low cost money market and checking account deposits.

WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Service (CDARS®) program, which had $127.8 million in total outstanding balances at September 30, 2009, as compared to $89.1 million at December 31, 2008.  Certificates of deposit of $100,000 or more were approximately $662.6 million, while certificates of deposit totaling approximately $1.4 billion at September 30, 2009 are scheduled to mature within the next year.  WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

	September 30,	December 31,
(unaudited, dollars in thousands)	2009	2008	$ Change	% Change
Federal Home Loan Bank borrowings	$ 567,939	$ 596,890	$ (28,951)	(4.9%)
Other short-term borrowings	236,884	297,805	(60,921)	(20.5%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,175	111,110	65	0.1%
Total borrowings	$ 915,998	$ 1,005,805	$ (89,807)	(8.9%)

 Borrowings are a significant source of funding for WesBanco, however, in the current yield curve environment, certain borrowings may be more expensive than other available funding sources including deposits. During the nine months ended September 30, 2009, WesBanco reduced Federal Home Loan Bank and other short-term borrowings, including federal funds purchased, using the liquidity acquired in the AmTrust transaction.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $236.9 million at September 30, 2009 as compared to $297.8 million at December 31, 2008. The decrease in these borrowings have occurred primarily as a result of a $32.0 million decrease in federal funds purchased and a $31.0 million decrease in securities sold under agreements to repurchase, which was partially offset by a $2.1 million increase in treasury tax and loan notes.  Repayments totaling $48.0 million were made on a revolving line of credit during the 2008 year.  The revolving line of credit is a senior obligation of the parent company that matured July 31, 2009.  On September 16, 2009, WesBanco renewed a line of credit with a correspondent bank.  The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million.  There were no outstanding balances as of September 30, 2009 or December 31, 2008.

CAPITAL RESOURCES

On August 27, 2009 the Board of Directors of WesBanco declared a third quarter common stock dividend of $0.14 per share, a 50% reduction in the quarterly dividend rate as compared to the prior quarterly rate.  The reduction was taken to address the impact of the recession on earnings and to increase capital internally by reducing the payout ratio.  The dividend reduction will better match dividends to current earnings opportunities.

Shareholders' equity was $592.3 million at September 30, 2009 compared to $659.4 million at December 31, 2008. Total equity decreased for the current nine month period due to the repurchase from the U.S. Treasury of $75.0 million of preferred stock, the declaration of common shareholder dividends of $18.6 million and $2.8 million in preferred dividends to the U.S. Treasury excluding the $2.3 million unamortized discount on the preferred stock which had no effect on shareholders‘ equity.   The decline was partially offset by net income during the nine month period of $16.6 million and a $12.4 million change in other comprehensive income.  No common shares were repurchased during the year to date period of 2009.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank, as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2009, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $12.9 million from the Bank.  In May 2009, the Bank requested and received regulatory approval from the FDIC and the West Virginia Department of Banking for a dividend of $60 million that was in excess of the net profits limitation of the Bank, which was paid in July 2009.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum	Well	September 30, 2009		December 31, 2008
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 407,016	7.55%	$ 507,075	10.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	407,016	10.95%	507,075	13.21%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	453,649	12.21%	555,084	14.46%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 382,484	7.13%	$ 456,882	9.28%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	382,484	10.35%	456,882	11.99%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	428,874	11.60%	504,557	13.24%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

LIQUIDITY RISK

Liquidity is defined as the degree of readiness to convert assets into cash with minimum loss. Liquidity risk is managed through WesBanco’s ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by WesBanco’s Asset/Liability Committee (“ALCO”).

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

Securities are the principal source of short-term liquidity for WesBanco.  The first quarter branch acquisition provided an additional source of liquidity through the assumption of $599.4 million in deposits, with the proceeds currently invested in available-for-sale securities. Securities totaled $1,419.1 million at September 30, 2009, of which $1,417.7 million were classified as available-for-sale, including unrealized gains of $36.0 million.  At September 30, 2009, WesBanco has approximately $10.6 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $225.9 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations, from loans scheduled to mature within the next year of $617.4 million and normal monthly loan repayments.  At September 30, 2009, WesBanco had $87.3 million of cash and cash equivalents, much of which serves as both operating cash for the branches and an additional source of liquidity.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.0 billion at September 30, 2009. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.4 billion at September 30, 2009.   In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at September 30, 2009 approximated $528.4 million, which is somewhat reduced from prior periods due to FHLB of Pittsburgh collateral policy changes affecting the maximum borrowing capacity calculation for its members.  At September 30, 2009, WesBanco had unpledged available-for-sale securities with a book value of $803.4 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings.  Alternative funding sources may include the utilization of existing lines of credit with third party banks totaling $150 million at September 30, 2009 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available for sale or certain types of loans.

 In July 2009, the FHLB began requiring securities to be specifically pledged to the FHLB and maintained in a FHLB approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation.  WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.  To increase its remaining capacity, WesBanco can at any time decide to pledge a portion of its unpledged securities to the FHLB.

The principal sources of parent company liquidity are dividends from the Bank, a total of $15.9 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, of which none was outstanding at September 30, 2009. The original line of credit expired at the end of July 2009; however, the line of credit has been renewed for $25 million from a correspondent bank.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2009, under FDIC regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $12.9 million from the Bank.  In May 2009, WesBanco requested and received regulatory approval for a dividend of $60 million that was in excess of the net profits limitation of the Bank, which enhanced parent company liquidity in July and was used to repurchase preferred stock in September.

At September 30, 2009, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $664.8 million, compared to $729.0 million at December 31, 2008. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period.  Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at September 30, 2009 and December 31, 2008 assuming both a 100 and 200 basis point interest rate change, compared to a base model, except that due to current low interest rates, the 200 basis point decreasing change is shown as not applicable, and instead a 300 basis point rising rate environment is shown.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2009	December 31, 2008	Guidelines
+300	(8.9%)	(1.9%)	N/A
+200	(3.9%)	(0.5%)	- 12.5%
+100	0.4%	0.8%	- 5%
-100	(2.1%)	(3.5%)	- 5%
-200	N/A	N/A	- 12.5%

Interest rates decreased rapidly over the past two years due to the severe economic recession, but have been relatively flat on the short end for much of 2009, with a current federal funds rate ranging from 0.0% to 0.25% and a discount rate of 0.50%, as targeted by the Federal Reserve Board’s Open Market Committee. Rates are expected by most economists to remain substantially at such low levels for the remainder of 2009 and for the first part of 2010 due to the current severe global recession.  A widening of the curve between short and longer term interest rates in 2008, which remains so today, contributed to margin expansion in 2008 due to the Bank’s liability sensitive balance sheet, as lower overall funding costs more than offset lower loan and investment rates.  However, due to the continuing low rate environment, deposit rate floors began to impact WesBanco in the first quarter of 2009 and, combined with interest accrual reversals relating to increased levels of non-accrual loans and investment of acquired funds from the AmTrust transaction in relatively lower yielding securities in the second quarter, resulted in margin compression in the first half of this year. As the cash received from the acquisition of branch deposits was initially invested in short term money market funds at very low starting rates until investments could be purchased throughout the early part of the second quarter, a portion of the net interest margin expansion in the third quarter from 3.17% in the second quarter to 3.35% was due to having the investment strategy fully in place for the third quarter, but in addition, funding costs dropped more rapidly in the third quarter than asset yields as CDs continued to mature or re-price downward, favorably impacting the mix of deposits, and certain borrowings including junior subordinated debt re-priced at lower rates as well in the third quarter.  While the net interest margin for the nine month period of 2009 remains down as compared to 2008, at 3.32% for 2009 versus 3.69% last year, the more recent quarter over quarter expansion assisted in providing an increase in net interest income for the third quarter as compared to second quarter levels. Further borrowing maturities in the fourth quarter should also assist in some near term margin improvement.

The earnings simulation model currently projects that net interest income for the next twelve month period would decrease by 2.1% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5%, for the same scenario as of December 31, 2008. While a 200 basis point falling interest rate scenario is unrealistic in the present interest rate environment, a decrease of 100 basis points in certain sectors of the interest rate curve is possible and is shown above despite the historic low levels of U.S. Treasury and other benchmark interest rates. Given the current rate environment, the Bank may not have the ability to further lower certain deposit rates and other short term funding rates. This is primarily due to the natural interest rate floors on certain deposit types and competition throughout our markets from small and large banks and thrifts. Also, certain term borrowings do not re-price in the near future, thus increasing the overall cost of funds while the lower interest rate environment continues.

 Net interest income would increase by 0.4% and decrease by 3.9% and 8.9% if rates increased by 100, 200 and 300, basis points respectively, as compared to an increase of 0.8%, and decreases of 0.5% and 1.9% at December 31, 2008 for the same categories, reflecting a more significant liability sensitive position whereby more liabilities are predicted to re-price or mature in the short run at a faster pace than various asset types. The increase in liability sensitivity between December 31, 2008 and September 30, 2009 was a result of certain changes in balance sheet composition primarily due to an increase in securities as a result of receiving funds from the AmTrust branch deposit purchase, and the run off since acquisition of certificates of deposit primarily acquired in the AmTrust purchase, which shortened the average maturity of deposits. The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh and from other correspondent banks, and may utilize these funding sources to mitigate the impact on our balance sheet of various term commercial and residential loans and to shorten or lengthen liabilities to help offset mismatches in various asset maturities.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario.  The simulation model at September 30, 2009 using the 200 basis point increasing rate ramp analysis projects that net interest income would increase 1.1% over the next twelve months, compared to a 0.7% increase at December 31, 2008.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At September 30, 2009, the market value of equity as a percent of base in a 200 basis point rising rate environment would decrease 1.0% as compared to an increase of 3.7% for the same increasing rate environment as of December 31, 2008.  WesBanco’s policy is to limit such change to a decrease of 25% for a +/- 200 basis point change in interest rates, with the decreasing 200 basis point rate environment not currently applicable.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations including the utilization of derivative instruments to protect against changes in interest rates and their impact on the value of certain assets and liabilities or upon cash flows, although no such derivatives are currently outstanding. The Bank also looks to periodically extend borrowing terms with the FHLB and other parties, as it did in 2008. When reinvestment rates and/or asset spreads are deemed unfavorable for new investments, investment proceeds may be applied to maturing borrowings, or to fund available loan demand.  Another strategy is decreasing the level of WesBanco’s fixed rate residential real estate loans maintained in the loan portfolio, by allowing existing maturities to run off without replacement and selling most newly-originated fixed rate loans into the secondary market under rate lock commitments.  From time to time, the ALCO may promote the offering of special maturity, competitively priced term certificates of deposit to offset runoff in other certificate categories and/or in money market deposit accounts, and in certain markets, regionally pricing certain deposit types to increase sales volume where competition is stronger or our market share is lower. The Bank also is continuing a strategy of focusing its marketing efforts on the generation of low-cost and non-interest bearing transaction accounts, and may from time to time utilize the Certificate of Deposit Account Registry Service (“CDARS®”) program as a replacement for non-renewed, particularly single service certificate of deposit customers, or as an alternative to wholesale borrowing sources. It is also currently anticipated that certain deposit types from the AmTrust branch purchase will continue to run off due to competitive offerings in the Columbus, Ohio market and our own desire to improve the overall deposit profile and number of account relationships per customer in that market. In the short run, it is likely the Bank will pay down maturing borrowings from available proceeds from the investment portfolio and other short term funding sources, continuing some shrinkage of the balance sheet in order to improve the risk profile and capital position of both WesBanco and its bank subsidiary.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS— WesBanco’s management, including the CEO and CFO, does not expect that WesBanco’s disclosure controls and internal controls will prevent all errors and all fraud. While WesBanco’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective, no control system, no matter how well conceived and operated, can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  September 30, 2009, WesBanco had an active stock repurchase plan in which up to one million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no open market repurchases during the first nine months of 2009.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2009				584,325

July 1, 2009 to July 31, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	51,346	$ 15.16	N/A	N/A

August 1, 2009 to August 31, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	3,581	$ 16.77	N/A	N/A

September 1, 2009 to September 31, 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,747	$ 15.31	N/A	N/A

Third Quarter 2009
Open market repurchases	-	-	-	584,325
Other transactions (1)	57,674	$ 15.27	N/A	N/A
Total	57,674	$ 15.27	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 5, 2009	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)