Form 10-K
period 2009-12-31
WESBANCO INC
filed 2010-03-09
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2009, determined using a per share closing price on that date of $14.54, was $359,380,193.

As of February 28, 2010, there were 26,567,653 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2010 for its 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

WesBanco, Inc. (“WesBanco”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding WesBanco’s business segments, please refer to Note 26, “Business Segments” in the Consolidated Financial Statements.

At December 31, 2009, WesBanco operated one commercial bank, WesBanco Bank, Inc., (“WesBanco Bank” or the “Bank”) through 114 offices, one loan production office and 138 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2009 approximated $5.4 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $2.7 billion as of December 31, 2009. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc. (“WesBanco Insurance”), a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration for personal and commercial clients; and WesBanco Securities, Inc., (“WesBanco Securities”), a full service broker-dealer, which also offers discount brokerage services.

WesBanco Asset Management, Inc., which was incorporated in 2002, holds certain investment securities in a Delaware-based subsidiary.

WesBanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to WesBanco Bank and to non-related third parties.

WesBanco, Inc. has nine capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities please refer to Note 14 “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is composed of the WesMark Growth Fund, WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, and the WesMark West Virginia Municipal Bond Fund.

As of December 31, 2009, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

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

On January 21, 2009, WesBanco Bank entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with AmTrust Bank (“AmTrust”) pursuant to which WesBanco Bank agreed to purchase all five of AmTrust’s Columbus, Ohio, branches. WesBanco Bank assumed all of the deposit liabilities and purchased the related fixed assets but did not acquire any loans except for certain deposit related loans. WesBanco Bank paid a blended deposit premium of 3.5% on deposits of approximately $600 million for an aggregate purchase price of $21.2 million, net of cash and other assets received. The transaction closed on March 27, 2009.

EMPLOYEES

There were 1,393 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2009. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISION

All of WesBanco’s electronic filings for 2009 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2009, WesBanco will provide, without charge, a printed copy of its 2009 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2009 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services products, is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial bank and trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 herein), mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in WesBanco’s major markets. Some of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. As WesBanco has expanded into new, larger Ohio metropolitan markets, it faces entrenched large bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into those markets. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow its market share, potentially reducing its current and future profit potential from such markets.

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

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank. The Bank is a West Virginia banking corporation and is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the West Virginia Division of Banking. The deposits of WesBanco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. WesBanco’s nonbank subsidiaries are subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance Services, Inc., which, as indicated above, is a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration, for personal and commercial clients.

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

HOLDING COMPANY REGULATIONS

As indicated above, WesBanco has one state bank subsidiary, WesBanco Bank, as well as nonbank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any nonbank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate, purchases of or investments in securities issued by an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, respectively, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus, respectively. Furthermore, such loans or extensions of credit and such guarantees, acceptances and letters of credit are required to be secured by collateral in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2009, WesBanco declared cash dividends to its common shareholders of approximately $22.3 million.

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

However, as indicated elsewhere in this discussion, as of December 31, 2009, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become either undercapitalized, significantly undercapitalized or critically undercapitalized.

In addition, with respect to possible dividends by the Bank, under Section 31A-4-25 of the West Virginia Code, the prior approval of the West Virginia Commissioner of Banking would be required if the total of all dividends declared by the Bank in any calendar year would exceed the total of the Bank’s net profits for that year combined with its retained net profits of the proceeding two years. In addition, Section 31A-4-25 limits the ability of a West Virginia banking institution to pay dividends until the surplus fund of the banking institution equals the common stock of the banking institution and if certain specified amounts of recent profits of the banking institution have not been carried to the surplus fund. The Bank did receive approval to pay a special dividend beyond current and prior net profits, as defined, in July, 2009 from the FDIC, its primary Bank regulator, and the West Virginia Department of Banking, in the amount of $60 million.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additional information regarding dividend restrictions is set forth in Note 24, “Regulatory Matters” in the Consolidated Financial Statements.

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

In certain circumstances, defined by regulation relating to levels of earnings and capital, advance notification to, and in some circumstances, approval by the regulator could be required to declare a dividend or repurchase or redeem capital instruments.

FDIC INSURANCE

FDIC insurance premiums are assessed using a risk-based approach by placing all insured institutions into one of four categories based on their level of capital and risk profile. WesBanco Bank is classified by the FDIC as a well-capitalized and a well-run institution, as a result, WesBanco Bank was assigned to the lowest risk category and paid deposit insurance premiums of between 13 and 15 cents per $100 of assessable deposits in 2009. These rates are up from 2008 when the Bank, in the lowest risk category, paid roughly 6 cents per $100 of assessable deposits. The rate increase is largely due to the FDIC raising rates for the first quarter of 2009 by 7 cents per $100 of assessable deposits and then, effective April 1, raising rates again by setting rates for institutions in the lowest risk category at 12 to 16 cents per $100 of assessable deposits. The Bank also exhausted the remaining balance of its one-time assessment credit with its payment for the first quarter 2009.

In May 2009, the FDIC imposed its final rule on a special assessment as of June 30. The rule changed the basis of calculating the assessment from 20 cents per $100 of assessable deposits, as proposed in the interim rule, to 5 basis points on total assets minus tier 1 capital as reported in the June 30 report of condition. This special assessment was collected September 30, 2009 and impacted the Bank’s second quarter expenses by $2.6 million.

In November 2009, the FDIC adopted a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012 on December 30, 2009 along with their regular third quarter assessment. The assessment rate was based on the bank’s total base assessment rate as of September 30, 2009. The rate was increased by 3 basis points for 2011 and 2012, and a 5% annual growth rate in the deposit base was assumed. WesBanco Bank paid $24.1 million on December 30, 2009 to satisfy the requirements of this rule, with the portion related to the years 2010 – 2012 recorded as a prepaid expense, to be amortized on an actual, pro rata basis over the next three years. At December 31, 2009, the remaining prepaid amount was $22.6 million which is included in other assets in the Consolidated Balance Sheet.

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

Generally, under the applicable guidelines, a financial institution’s capital is divided into three tiers. “Tier 1,” or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include trust preferred securities that underlie junior subordinated debt in their Tier I capital. In addition, they may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. “Tier 2,” or supplementary capital, includes, among other things, the portion of trust preferred securities and cumulative preferred stock not otherwise counted in Tier I capital, as well as limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term unsecured subordinated debt.

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

The bank regulatory agencies have established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% of the adjusted carrying value of the equity investments as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2009, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

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

As of December 31, 2009, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 11.12% and 12.37%, respectively. As of December 31, 2009, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2009, WesBanco’s leverage ratio was 7.86%.

As of December 31, 2009, WesBanco had $111.2 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, Trust Preferred Securities totaling $107.8 million underlying such junior subordinated debt were included in Tier 1 Capital as of December 31, 2009, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, after a transition period initially set to expire on March 31, 2009 but extended to March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. WesBanco currently believes substantially all of its Trust Preferred Securities will remain in Tier 1 capital as of the adoption date of the new rule.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2009, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and CRA qualification factors, to have “financial subsidiaries” that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of the GLB Act: establish a system of functional regulation for financial holding companies and banks involving the SEC, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies have issued various rules since enactment of the GLB Act relating to its implementation.

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, WesBanco Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, and, in some cases, their respective state law counterparts.

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

The CRA requires the subsidiary bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The Bank’s current CRA rating is “Outstanding”.

SECURITIES REGULATION

WesBanco’s full service broker-dealer subsidiary, WesBanco Securities, is registered as a broker-dealer with the SEC and in the states in which it does business. WesBanco Securities also is a member of the Financial Institution Regulatory Authority (“FINRA”). WesBanco Securities is subject to regulation by the SEC, FINRA and the securities administrators of the states in which it is registered. WesBanco Securities is a member of the Securities Investor Protection Corporation (“SIPC”), which in the event of the liquidation of a broker-dealer, provides protection for customers’ securities accounts held by WesBanco Securities of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances.

In addition, WesBanco Bank’s Investment Department serves as an investment adviser to a family of mutual funds and is registered as an investment adviser with the SEC and in some states.

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

TROUBLED ASSET RELIEF PROGRAM

WesBanco was a participating institution in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) authorized by the Emergency Economic Stabilization Act of 2008 (“EESA”). On December 5, 2008, WesBanco entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which WesBanco agreed to issue and sell (i) 75,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 439,282 shares of WesBanco’s common stock, par value $2.0833 per share (the “Common Stock”), for an aggregate purchase price of $75,000,000 in cash. The Series A Preferred Stock had a liquidation preference of $1,000 per share.

The Series A Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. TARP provided that the Series A Preferred Stock could be redeemed by WesBanco after three years. TARP also provided that prior to the end of three years, the Series A Preferred Stock could be redeemed by WesBanco only with proceeds from the sale of qualifying equity securities of the Corporation (a “Qualified Equity Offering”). The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $25.61 per share of the Common Stock.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law (the “ARRA”). The ARRA, among other things, amended the terms of TARP and imposed certain additional conditions and requirements on participating institutions. Additionally, however, it also broadened the provisions permitting participating institutions to repay TARP proceeds at any time subject to approval of the primary regulator.

In response to the changes in the public perception of the CPP program and its dilutive effects on WesBanco’s earnings, and in light of the changes to the repurchase options available to WesBanco under ARRA, WesBanco requested and received approval from its primary bank regulator and the Treasury to repurchase its Series A Preferred Stock which it completed on September 9, 2009. WesBanco also repurchased its Warrant for the full 439,282 shares of common stock on December 23, 2009 for $950,000. Accordingly, it is no longer a participating institution in the CPP.

ITEM 1A.	RISK FACTORS

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

WESBANCO MAY NOT BE ABLE TO EXPAND ITS TRUST AND INVESTMENT SERVICES SEGMENT AND RETAIN ITS CURRENT CUSTOMERS.

As of December 31, 2009, WesBanco had approximately $2.7 billion in total trust assets under management or in custody, which provided approximately 6.2% of WesBanco’s net revenues. WesBanco may not be able to attract new and retain current investment management clients due to competition from the following:

•	commercial banks and trust companies;

•	mutual fund companies;

•	investment advisory firms;

•	law firms;

•	brokerage firms; and

•	other financial services companies.

Its ability to successfully attract and retain investment management clients is dependent upon its ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. Due to changes in economic conditions, the performance of the trust and investment services segment may be negatively impacted by the financial markets in which investment clients’ assets are invested, causing clients to seek other alternative investment options. If WesBanco is not successful, its results from operations and financial position may be negatively impacted.

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

SIGNIFICANT DECLINES IN U.S. AND FOREIGN MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets have experienced extreme disruption in recent years. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and continued weakness in capital and credit markets could result in further deterioration of these assets which may increase minimum funding contributions and future pension expense. If the current levels of market disruption continue or further deteriorate, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2009, WesBanco’s goodwill and other identifiable intangible assets were approximately $288.3 million. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2009 and concluded that no impairment charge was necessary for the year ended December 31, 2009. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results and may cause a decline in our stock price.

ACQUISITION OPPORTUNITIES MAY NOT BE AVAILABLE TO WESBANCO IN THE FUTURE.

WesBanco continually evaluates opportunities to acquire other businesses. However, WesBanco may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. WesBanco expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that WesBanco would likely pursue, and its competitors may have greater resources than it does. Also, acquisitions of regulated business such as banks are subject to various regulatory approvals. If WesBanco fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests.

CHANGES IN REGULATORY CAPITAL REGULATIONS BY THE FEDERAL RESERVE MAY NEGATIVELY IMPACT WESBANCO’S CAPITAL LEVELS.

WesBanco currently has $111.2 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $107.8 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve adopted a rule that will retain trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that was originally set to end on March 31, 2009 but has since been extended to March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The rule is not expected to have an impact on WesBanco’s Tier 1 capital; however, should WesBanco issue additional trust preferred securities, or incur material operating losses, WesBanco’s Tier 1 capital ratio may be limited by the rule adopted by the Board. WesBanco’s earnings may also be negatively impacted due to prepayment penalties associated with the redemption of certain of the trust preferred securities.

LIMITED AVAILABILITY OF BORROWINGS FROM THE FEDERAL HOME LOAN BANK SYSTEM COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and retains certain short-term borrowings from the FHLB of Cincinnati from prior bank acquisitions, but is no longer considered a member bank of such FHLB. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. Should this occur, WesBanco’s short-term liquidity needs could be negatively impacted. Should WesBanco be restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. Such alternative funding sources may include Federal Reserve discount window and short-term borrowings, the issuance of additional junior subordinated debt within allowed capital guidelines, utilization of existing or new lines of credit with third party banks, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks. The FHLB of Pittsburgh stock owned by WesBanco totaled $26.3 million at December 31, 2009 and 2008, respectively. Dividend income recognized on FHLB of Pittsburgh stock totaled $0 and $0.4 million for 2009 and 2008, respectively. Additionally, the Bank owned $4.6 million and $5.7 million of FHLB of Cincinnati stock at December 31, 2009 and 2008, respectively, which paid a cash dividend at an annualized rate of 4.63% and a cash and stock dividend at an annualized blended rate of 5.31%. Dividend payments have been eliminated by the FHLB of Pittsburgh and may be eliminated by the FHLB of Cincinnati at anytime in the future in order for these FHLB’s to restore their retained earnings and/or overall risk-based capital ratios. In such case, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset and could potentially be evaluated for impairment with any loss recognized through earnings.

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

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED.

Holders of shares of WesBanco’s common stock are entitled to dividends if, when, and as declared by WesBanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from WesBanco Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends. Additional restrictions are placed upon WesBanco by the policies of federal regulators, as more fully described in “Item 1. Business—Payment of Dividends.” In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including WesBanco’s and the Bank’s future earnings, capital requirements, regulatory constraints and financial condition.

WESBANCO MAY ENCOUNTER INTEGRATION DIFFICULTIES OR MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS.

WesBanco may not be able to integrate any new acquisitions without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Any future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies, which could require significant time and attention from our management that would otherwise be directed at developing our existing business and expenses may be higher than initially projected. In addition, we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible. Further, benefits such as enhanced earnings that we anticipate from these acquisitions may not develop and future results of the combined companies may be materially lower from those estimated.

WESBANCO MAY BE ADVERSELY AFFECTED BY PROPOSED LEGISLATION AND RULEMAKING.

The United States government and WesBanco’s regulators have proposed legislation and rules that would impact WesBanco, and increased regulation is expected to continue to expand in scope and complexity in the future. These laws and regulations, as well as restrictions contained in current or future rules implementing or related to them, may adversely affect WesBanco. Specifically, any governmental or regulatory action having the effect of requiring WesBanco to obtain additional capital, whether from governmental or private sources, could have a material dilutive effect on current shareholders. WesBanco may be required to pay significantly higher FDIC premiums because market developments have depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. Other proposals are pending that would impose significant fees or assessments on large financial institutions, including assessments on past and present TARP recipients, which may impact WesBanco. Legislation and regulation of overdraft fees, credit cards and other bank services, as well as changes in WesBanco’s practices relating to those and other bank services, may affect WesBanco’s revenue and other financial results. Other laws and regulations are expected to have the effect of increasing WesBanco’s costs of doing business and reducing its revenues, and may limit its ability to pursue business opportunities or otherwise adversely affect its business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2009, WesBanco operated 114 banking offices in West Virginia, Ohio and Western Pennsylvania, and one loan production office, of which 86 were owned and 29 were leased under long-term operating leases. These leases expire at various dates through October 2027 and generally include options to renew. The Bank also owns several regional headquarters buildings in various of its markets that may also house certain back office functions.

The main office of the WesBanco is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by Wesbanco Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and its trust and investment services segment. The Bank’s back office operations currently occupy approximately two-thirds of the space available in an office building adjacent to the main office, which is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses.

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.6 million for both 2009 and 2008. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 8, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of December 31, 2009 was 5,267, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

The table below presents for each quarter in 2009 and 2008, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2009			2008
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$16.00	$11.95	$0.140	$28.90	$17.32	$0.280
Third quarter	18.91	14.28	0.140	35.10	14.28	0.280
Second quarter	24.40	14.52	0.280	26.63	17.06	0.280
First quarter	27.74	13.46	0.280	27.74	17.51	0.280

On December 5, 2008, WesBanco, Inc. issued 75,000 shares of Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock, par value $2.0833 per share, to the Treasury under TARP for an aggregate purchase price of $75,000,000 in cash. The Series A Preferred Stock paid cumulative dividends at a rate of 5% per annum. On September 9, 2009 the preferred stock was repurchased for $75,000,000 plus a final accrued dividend of $250,000. On December 23, 2009 the warrant was repurchased for $950,000.

For additional disclosure relating to WesBanco’s participation in the TARP, please refer to “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Troubled Asset Relief Program” and Note 3, “Repurchase of Preferred Stock and Warrant” in the Consolidated Financial Statements.

WesBanco, Inc. has nine capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period.

For additional disclosure relating to WesBanco’s Trust Preferred Securities, please refer to Note 14, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

As of December 31, 2009, WesBanco had an active plan to repurchase one million shares of stock, with the plan having been approved by the Board of Directors on March 21, 2007, with 584,325 shares available for repurchase under this plan as of December 31, 2009. Shares are repurchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. Under the terms of TARP prior to the repurchase of the Series A Preferred Stock and the Warrant, no shares were allowed to be repurchased by the Company except in limited circumstances related to benefit plan issuances; however, such restrictions are no longer in effect.

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2009				584,325

October 1, 2009 to October 31, 2009
Open market repurchases	—	$—	—	584,325
Other transactions (1)	23,789	15.73	N/A	N/A

November 1, 2009 to November 30, 2009
Open market repurchases	—	—	—	584,325
Other transactions (1)	34,786	13.09	N/A	N/A

December 1, 2009 to December 31, 2009
Open market repurchases	—	—	—	584,325
Other transactions (1)	8,772	12.48	N/A	N/A

Fourth Quarter 2009
Open market repurchases	—	—	—	584,325
Other transactions (1)	67,347	13.94	N/A	N/A

Total	67,347	$13.94	—	584,325

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, the SNL Small Cap Bank Index, and the Russell 2000 Financial Services Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2004 with reinvestment of dividends.

	December 31,
Index	2004	2005	2006	2007	2008	2009
WesBanco, Inc.	100.00	98.52	112.47	72.01	99.81	47.85
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58
SNL Small Cap Bank Index	100.00	98.49	112.41	81.28	68.32	48.02
Russell 2000 Financial Services Index	100.00	102.20	122.08	101.55	75.78	N/A

The Russell 2000 Financial Services Index, used in prior years as a specific industry index to compare to WesBanco’s stock performance, has been modified and the prior index is not comparable to the new index, as of year-end 2009, and thus WesBanco replaced it with a bank stock index that represents banks similar to WesBanco as well as WesBanco itself in the index. The four years ending December 31, 2008 are shown for the prior index.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2009. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. All of WesBanco’s acquisitions during the five years ended December 31, 2009 are included in results of operations since their respective dates of acquisition.

For the years ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$0.70	$1.42	$2.09	$1.79	$1.90
Earnings per common share—diluted	0.70	1.42	2.09	1.79	1.90
Dividends per common share	0.84	1.12	1.10	1.06	1.04
Book value at year end	22.16	24.82	21.86	19.39	18.91
Tangible book value at year end (1)	11.31	14.74	11.44	12.64	12.19
Average common shares outstanding—basic	26,566,133	26,551,467	21,359,935	21,762,567	22,474,645
Average common shares outstanding—diluted	26,567,291	26,563,320	21,392,010	21,816,573	22,528,262
SELECTED BALANCE SHEET INFORMATION
Securities	$1,263,254	$935,588	$937,084	$736,707	$992,564
Loans held for sale	9,441	3,874	39,717	3,170	28,803
Net portfolio loans	3,409,786	3,554,506	3,682,006	2,876,234	2,881,120
Total assets	5,397,352	5,222,041	5,384,326	4,098,143	4,422,115
Deposits	3,974,233	3,503,916	3,907,930	2,995,547	3,028,324
Total FHLB and other borrowings	684,915	894,695	735,313	561,468	856,994
Junior subordinated debt and trust preferred securities	111,176	111,110	111,024	87,638	87,638
Shareholders’ equity	588,716	659,371	580,319	416,875	415,230
SELECTED RATIOS
Return on average assets	0.43%	0.73%	1.09%	0.94%	0.95%
Return on average tangible assets (1)	0.49%	0.82%	1.17%	1.01%	1.03%
Return on average equity	3.73%	6.42%	10.63%	9.35%	10.13%
Return on average tangible equity (1)	7.26%	12.58%	17.48%	15.00%	16.19%
Return on average common equity	3.16%	6.48%	10.63%	9.35%	10.13%
Allowance for loan losses to total loans	1.76%	1.38%	1.03%	1.10%	1.05%
Allowance for loan losses to total non-performing loans	0.76	x	1.37	x	1.94	x	1.98	x	3.12	x
Non-performing assets to total assets	1.65%	0.74%	0.44%	0.49%	0.27%
Net loan charge-offs to average loans	1.10%	0.58%	0.28%	0.23%	0.29%
Shareholders’ equity to total assets	10.91%	12.63%	10.78%	10.17%	9.39%
Tangible equity to tangible assets (1)	5.88%	7.90%	5.94%	6.87%	6.26%
Tangible common equity to tangible assets (1)	5.88%	6.44%	5.94%	6.87%	6.26%
Tier 1 leverage ratio	7.86%	10.27%	9.90%	9.27%	8.46%
Tier 1 capital to risk-weighted assets	11.12%	13.21%	10.43%	12.35%	11.94%
Total capital to risk-weighted assets	12.37%	14.46%	11.41%	13.44%	12.97%
Dividend payout ratio	118.31%	78.87%	52.63%	59.22%	54.74%
Trust assets at market value (2)	$2,668,610	$2,400,211	$3,084,145	$2,976,621	$2,599,463

(1)	See non-GAAP Measures with this Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

(2)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005
SUMMARY STATEMENTS OF INCOME
Interest income	$257,364	$281,766	$236,393	$227,269	$224,745
Interest expense	98,992	121,229	117,080	104,436	92,434

Net interest income	158,372	160,537	119,313	122,833	132,311
Provision for credit losses	50,372	32,649	8,516	8,739	8,045

Net interest income after provision for credit losses	108,000	127,888	110,797	114,094	124,266
Non-interest income	64,589	57,346	52,939	40,408	39,133
Non-interest expense	149,648	142,624	111,046	106,204	108,920

Income before income taxes	22,941	42,610	52,690	48,298	54,479
Provision for income taxes	(992)	4,493	8,021	9,263	11,722

Net income	$23,933	$38,117	$44,669	$39,035	$42,757

Preferred dividends	5,233	293	—	—	—

Net income available to common shareholders	$18,700	$37,824	$44,669	$39,035	$42,757

Earnings per common share—basic	$0.70	$1.42	$2.09	$1.79	$1.90

Earnings per common share—diluted	$0.70	$1.42	$2.09	$1.79	$1.90

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

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Tangible equity to tangible assets:
Total shareholders’ equity	$588,716	$659,371	$580,319	$416,875	$415,230
Less: goodwill and other intangible assets	(288,292)	(267,883)	(276,730)	(145,147)	(147,658)

Tangible equity	300,424	391,488	303,589	271,728	267,572
Total assets	5,397,352	5,222,041	5,384,326	4,098,143	4,422,115
Less: goodwill and other intangible assets	(288,292)	(267,883)	(276,730)	(145,147)	(147,658)

Tangible assets	5,109,060	4,954,158	5,107,596	3,952,996	4,274,457

Tangible equity to tangible assets	5.88%	7.90%	5.94%	6.87%	6.26%

Tangible common equity to tangible assets:
Total shareholders’ equity	$588,716	$659,371	$580,319	$416,875	$415,230
Less: goodwill and other intangible assets	(288,292)	(267,883)	(276,730)	(145,147)	(147,658)
Less: preferred shareholders’ equity	—	(72,332)	—	—	—

Tangible common equity	300,424	319,156	303,589	271,728	267,572
Total assets	5,397,352	5,222,041	5,384,326	4,098,143	4,422,115
Less: goodwill and other intangible assets	(288,292)	(267,883)	(276,730)	(145,147)	(147,658)

Tangible assets	5,109,060	4,954,158	5,107,596	3,952,996	4,274,457

Tangible common equity to tangible assets	5.88%	6.44%	5.94%	6.87%	6.26%

Tangible book value:
Total shareholders’ equity	$588,716	$659,371	$580,319	$416,875	$415,230
Less: goodwill and other intangible assets	(288,292)	(267,883)	(276,730)	(145,147)	(147,658)

Tangible equity	300,424	391,488	303,589	271,728	267,572
Common shares outstanding	26,567,653	26,560,889	26,547,073	21,496,793	21,955,359

Tangible book value at year end	$11.31	$14.74	$11.44	$12.64	$12.19

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Return on average tangible equity:
Net income	$23,933	$38,117	$44,669	$39,035	$42,757
Plus: amortization of intangibles	2,022	2,477	1,615	1,632	1,734

Net income before amortization of intangibles	25,955	40,594	46,284	40,667	44,491
Average total shareholder’s equity	641,537	594,001	420,232	417,524	422,017
Less: average goodwill and other intangibles	(283,963)	(271,396)	(155,511)	(146,364)	(147,280)

Average tangible equity	357,574	322,605	264,721	271,160	274,737

Return on average tangible equity	7.26%	12.58%	17.48%	15.00%	16.19%

Return on average tangible assets:
Net income	$23,933	$38,117	$44,669	$39,035	$42,757
Plus: amortization of intangibles	2,022	2,477	1,615	1,632	1,734

Net income before amortization of intangibles	25,955	40,594	46,284	40,667	44,491
Average total assets	5,566,183	5,224,442	4,100,797	4,161,221	4,487,060
Less: average goodwill and other intangibles	(283,963)	(271,396)	(155,511)	(146,364)	(147,280)

Average tangible assets	5,282,220	4,953,046	3,945,286	4,014,857	4,339,780

Return on average tangible assets	0.49%	0.82%	1.17%	1.01%	1.03%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended September 30, 2009, June 30, 2009, and March 31, 2009 and documents subsequently filed by WesBanco with the SEC, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, greater than expected outflows on recent branch acquisition deposits; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

Management evaluates the allowance for loan losses and the liability for loss on loan commitments at least quarterly. This evaluation is inherently subjective, as it requires material estimates based on quantitative and qualitative factors that may be susceptible to significant change. The evaluation includes an assessment of actual loss experience within each category of loans and testing of certain individual loans for impairment. The evaluation also considers the impact of economic trends and conditions in specific industries and geographical markets, which includes levels of unemployment, bankruptcy filings, foreclosures, and other pertinent information; an analysis of industry, property type, geographic or other loan concentrations; and regulatory guidance pertaining to the allowance for loan losses.

There are two primary components of the allowance for loan losses. Specific reserves are established for individual commercial and commercial real estate loans over a predetermined amount that are deemed impaired. The determination of specific reserves takes into consideration anticipated future cash flows from the borrower to repay the loan, or the estimated realizable value of the collateral, if any. General reserves are established for loans in each category that are not impaired. General reserves are based on historical loss rates over the most recent twelve months with appropriate adjustments to reflect changing economic conditions, delinquency and non-performing loan trends, and other relevant factors. General reserves for commercial and commercial real estate loans are also supported by a migration analysis, which computes historical loss experience sustained on those loans within each internal risk grade over the same twelve month period.

Management relies on observable data from internal and external sources to evaluate each of the factors that are considered in the evaluation of the allowance. Management may adjust assumptions to recognize changing conditions, and reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in each category of loans. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for loan losses and may have a material impact on WesBanco’s future financial condition and results of operations. While management allocates the allowance to different loan categories, the allowance is general in nature and is available to absorb credit losses for the entire loan portfolio as well as deposit overdrafts.

Determination of the liability for loss on loan commitments uses methodology and factors similar to that for the allowance for loan losses.

In addition to the allowance for loan losses and the liability for loss on loan commitments for acquisitions prior to 2009, a credit valuation adjustment is required against purchased loans for which there is, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. The credit valuation adjustment represents a permanent reduction in the carrying value of loans and is not included as part of the allowance for loan losses. The method used to determine the amount of the credit valuation adjustment for purchased loans that require a credit valuation adjustment is similar to that used to determine the specific reserves.

Please see the “Allowance for Loan Losses” section of this MD&A for more information.

Securities Valuation—WesBanco conducts a review each quarter for all securities which have possible indications of impairment. WesBanco identifies any security which might need to be considered for an other-than-temporary-impairment write-down. In estimating other-than-temporary impairment losses, WesBanco also considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and WesBanco’s intent and ability not to sell or be required to sell its investment prior to recovery of cost. If WesBanco intends to sell or is required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If there is no intention or requirement to sell the security, and the impairment is considered other-than-temporary, the impairment must be separated into credit and noncredit portions. The credit portion is recognized in the Consolidated Statement of Income. The noncredit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security. This portion of the impairment is recognized in other comprehensive income in the Consolidated Balance Sheet.

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. At December 31, 2009, the carrying value of goodwill and other intangible assets was approximately $274.1 million and $14.2 million, respectively, which represents approximately 46.6% and 2.4% of total shareholders’ equity, respectively. At December 31, 2009, WesBanco identified two reporting units, community banking and insurance services, with allocated goodwill of $272.6 and $1.5 million, respectively. As WesBanco continues to acquire additional businesses, goodwill and other intangible assets subject to amortization and/or impairment testing may comprise an even larger percentage of total shareholders’ equity and in turn, increase the risk that its financial position or results of operations could be adversely impacted as discussed below.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives, consisting primarily of core deposit intangibles, are amortized using straight-line or accelerated methods over their estimated weighted-average useful lives, ranging from ten to sixteen years.

The carrying value of goodwill is tested at least annually for impairment on November 30th or when indicators of potential impairment are present. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market based methods to estimate the current fair value of its reporting units. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The recent negative trends in economic growth and challenges specific to the banking industry have depressed WesBanco’s stock market price and transaction multiples on tangible book value, particularly since December 31, 2008. Due to the decline in the volume and level of similar recent acquisitions of healthy banks over the past year, more reliance has been placed on the discounted cash flow model in 2009. The discounted cash flow model includes various estimates including assumptions regarding an investors’ required rate of return on WesBanco common stock, future loan loss provisions, future net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. As the volume and level of activity of mergers and acquisitions of healthy banks increase, more reliance will be placed on market based methods such as price paid to tangible book value and less reliance will be placed on discounted cash flow projections.

WesBanco’s internal evaluation concluded that goodwill was not impaired as of November 30, 2009. Based on the evaluations as of November 30, 2009, management believes that the fair value of the community banking reporting unit could decline by approximately 30% before further analysis of goodwill impairment would be required. This decline equates to a decrease of 957 basis points in the assumed earnings growth rate from 2009 through 2014 or an increase in the discount rate assumption of approximately 258 basis points.

As of December 31, 2009 there were no significant changes in market conditions, WesBanco operating results, or forecasted future income from November 30, 2009, the date of the most recent goodwill impairment evaluation. Therefore, WesBanco has concluded that goodwill is not impaired as of December 31, 2009. If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the community banking reporting unit may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

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

In the event WesBanco determined that either its goodwill or finite lived intangible assets were impaired, recognition of an impairment charge could have a significant adverse impact on its financial position or results of operations in the period in which the impairment occurred. Please refer to Note 1, “Summary of Significant Accounting Policies” and Note 9, “Goodwill and Other Intangible Assets” of the Consolidated Financial Statements for additional information on goodwill and core deposit intangibles.

EXECUTIVE OVERVIEW

Strengthening of the WesBanco branch network continued in 2009 with the completion of the purchase of all five of AmTrust Bank’s Columbus, Ohio branches on March 27, 2009, as noted in the first quarter Form 10-Q. WesBanco assumed all of the deposit liabilities of $599.4 million for a total purchase price of $21.2 million and is now operating the acquired branches under the WesBanco Bank name. In addition to the branch acquisition, on July 1, 2009, WesBanco opened a new 4,300 square foot banking office in the Suncrest Town Center in Morgantown, West Virginia.

However, during 2009, WesBanco and the banking industry in general again experienced a significantly challenging environment related primarily to increased credit losses due to rising unemployment and depressed housing prices from the economic recession. The provision for credit losses increased 54.3% in 2009 as compared to 2008 due to increases in charge-offs and non-performing loans. Some improvement was evident in the fourth quarter of 2009 with the provision decreasing 11.4%, non-performing loans decreasing 2.6% and loans past due 90 days or more and accruing interest decreasing 32.1% from the third quarter of 2009.

Interest rates and loan demand remained low throughout the year, which limited the opportunity for acquiring reasonably priced loans and investments. However, new and repriced deposits were also significantly less expensive which, combined with the maturity of higher cost FHLB and other borrowings, significantly reduced interest expense resulting in only a slight 1.3% decline in net interest income. Liquidity provided by the branch acquisition was used to avoid replacement of the maturing borrowings. As a result, total FHLB and other short-term borrowings decreased by 23.4% in 2009 from December 31, 2008. Improvement in net interest income was also evident in the last three quarters of 2009 through higher earning asset levels also resulting from the branch acquisition. Non-interest income increased 12.6% in 2009 due to significant realized security gains and improvements in many other categories while expenses, excluding FDIC and restructuring and merger-related expense, increased only 0.8%. Expense reductions were achieved in many categories and included the benefit of a 7.2% reduction in full time equivalent employees. In addition, income tax expense decreased by 122.1%.

The Bank continued its strategy in 2009 of selling most new residential mortgages to the secondary market. Residential real estate loans decreased by $148.6 million, while, despite the economic conditions and depressed loan demand, all other portfolio loan categories in total were relatively unchanged with a small increase of $15.2 million. These stable loan levels were achieved while maintaining underwriting standards and credit quality, and a consistent focus on obtaining appropriate interest rates on new loans. Commercial real estate and home equity loan balances increased in 2009 from December 31, 2008 while commercial and consumer loans declined due to low demand levels.

On September 9, 2009 WesBanco repurchased from the U.S. Department of the Treasury 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the TARP program, at a purchase price of $75 million plus a final accrued dividend of $250,000. The funds used to repurchase the preferred stock were derived from security sales and other internal sources, including a special dividend from the Bank paid during the quarter that was previously approved by the Bank’s regulators. The repurchase of the preferred stock resulted in WesBanco recording a $2.3 million charge in the third quarter representing the unamortized discount on the preferred stock, as well as certain unamortized issuance costs. These charges are reflected on the income statement after net income. WesBanco received approval from regulatory authorities and the U.S. Treasury to repurchase the preferred stock. WesBanco also repurchased the warrant to purchase 439,282 shares of WesBanco’s common stock, issued to the Treasury Department with the preferred stock in December 2008. The warrant was repurchased for a negotiated price of $950,000 on December 23, 2009. WesBanco’s consolidated and Bank subsidiary capital ratios continue to be in excess of the “well capitalized” benchmarks for regulatory purposes after repurchase of the preferred stock and warrant.

The FDIC significantly increased the cost of deposit insurance to all banks in 2009 due to the costs of a large number of failed banks in 2008 and 2009, as well as expectations for additional failures over the near term. FDIC insurance expense in 2009 for WesBanco was $8.8 million, representing an increase of $8.1 million as compared to 2008 expense. This increase was principally due to an increase in the FDIC base rate and a $2.6 million dollar industry-wide special assessment in the second quarter of 2009. In addition, the FDIC required a prepayment by all banks of the estimated amount of insurance that will be due over the next three years. In December, WesBanco paid the FDIC $24.1 million to fulfill this requirement with the portion relating to 2010, 2011 and 2012 recorded as a prepaid asset to be recognized in expense in the appropriate quarters over the next three years.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for 2009 was $18.7 million while diluted earnings per common share were $0.70, as compared to $37.8 million or $1.42 per common share for 2008. Net income for 2009 before preferred stock dividends and the third quarter amortization expense related to the TARP preferred stock repurchase was $23.9 million as compared to $38.1 million for 2008. Net income before preferred dividends from the fourth quarter of 2008 through the third quarter of 2009 ranged from $5.4 million to $5.8 million per quarter, but increased to $7.3 million in the fourth quarter of 2009, a 25.4% increase as compared to the fourth quarter of 2008. This increase is primarily due to a 38.4% increase in non-interest income and a 4.6% reduction in the provision for credit losses due primarily to recent decreases in non-performing loans and delinquencies in the fourth quarter of 2009 as compared to the third quarter of 2009. Net interest income in the fourth quarter of 2009, although down slightly from the fourth quarter of 2008, has grown in each of the last three quarters of 2009 and is 6.4% higher than the first quarter of 2009.

The provision for credit losses was $50.4 million in 2009 as compared to $32.6 million in 2008. The provision for 2009 exceeded net charge-offs by approximately $11.2 million, increasing the allowance for loan losses to 1.76% of total loans at December 31, 2009 compared to 1.38% at December 31, 2008. This increase in the provision and allowance for loan losses reflects current economic conditions and their overall adverse impact on credit risk in all segments of the loan portfolio, higher net charge-offs, elevated levels of non-performing loans, record high unemployment in all WesBanco markets, and declining real estate values particularly in the Ohio metropolitan markets of Columbus, Dayton and Cincinnati.

Net interest income decreased slightly by 1.3% for 2009. Average earning assets increased $362.8 million or 7.9% for the year, principally due to the acquisition of the branches, however, the net interest margin decreased by 30 basis points primarily due to reinvesting proceeds from the branch deposit acquisition into lower yielding, short duration securities. Also, the continuation of the low interest environment in 2009 has impacted the margin as lower security and loan yields and a reduction of interest income from the increased non-performing loans have not been fully offset by decreases in deposit and borrowing cost of funds.

Non-interest income improved by $7.2 million or 12.6%, for the year compared to 2008 due to higher security gains of $4.5 million, growth in securities brokerage income of $1.6 million, a bank owned life insurance claim of $1.0 million, and a combined $1.6 million increase in gains on the sale of mortgage loans, service charges on deposits, and electronic banking fees. Additionally, losses recognized on other real estate-owned declined $0.9 million. These improvements in non-interest income were partially offset by lower trust fees of $1.1 million, due to lower average market values of trust assets, and decreased mortgage servicing income of $0.8 million as a result of increased customer refinancing and an impairment charge to mortgage servicing rights during 2009. Non-interest expense increased $7.0 million or 4.9% in 2009; however, expenses only increased $1.1 million or 0.8% excluding FDIC insurance and merger-related expenses. An increase in FDIC insurance of $8.1 million from 2008 results can be attributed to a $2.6 million special assessment in the second quarter of 2009, an increase in the FDIC base rate, usage of certain assessment credits recognized in prior periods and, to a lesser extent, the increase in deposits resulting from the branch acquisition. Efficiency improvements in 2009 resulting in lower expenses were achieved in salaries and wages as full time equivalent employees decreased by 7.2%, in net occupancy and equipment, administrative fees, miscellaneous taxes, supplies and postage, for a total decrease of $4.7 million. However, employee benefits increased $4.0 million due to higher health care costs and higher pension expenses, which, combined with other smaller expense increases resulted in the increase in non-interest expense.

Results were positively impacted by a $5.5 million reduction in the provision for income taxes due to the significant decrease in pre-tax income and a negative effective tax rate in 2009 of (4.3%) as compared to a positive 10.5% in 2008. The lower effective rate was due primarily to a higher percentage of tax-exempt income to total income and the benefit of certain tax credits including New Market Tax Credits awarded to WesBanco Bank through the former Oak Hill Banks, partially offset by certain filed return adjustments during the year.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2009	2008	2007
Net interest income	$158,372	$160,537	$119,313
Taxable-equivalent adjustments to net interest income	7,544	7,822	7,830

Net interest income, fully taxable-equivalent	$165,916	$168,359	$127,143

Net interest spread, non-taxable-equivalent	2.93%	3.19%	2.79%
Benefit of net non-interest bearing liabilities	0.28%	0.32%	0.44%

Net interest margin	3.21%	3.51%	3.23%
Taxable-equivalent adjustment	0.15%	0.17%	0.21%

Net interest margin, fully taxable-equivalent	3.36%	3.68%	3.44%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income decreased 1.3% in 2009 compared to 2008 due to a 32 basis point decrease in the net interest margin to 3.36% from 3.68% in 2008, primarily due to reinvesting proceeds from the branch deposit acquisition into lower yielding, short duration securities, reductions of interest income from increased non-performing loans and the continuation of the low interest environment. The lower margin was partially offset by an increase in average earning assets of 7.9%, also due to the branch acquisition. Net interest income has increased in each of the last three quarters of 2009 with the net interest margin improving in the last two quarters as the benefit of the branch acquisition was more fully realized in the second half of 2009 and non-performing loans grew only 0.9% in the 2009 third quarter as compared to the second quarter and decreased 2.6% in the fourth quarter as compared to the third. In addition to the increase in earning assets, the resulting increase in liquidity from the branch acquisition was utilized to fund reductions in higher cost borrowings and CDs as they matured in the last three quarters of 2009, improving the net interest margin. The margin also benefited from a 5.3% increase in average non-interest bearing deposit balances in 2009, the result of marketing campaigns focused on checking account products.

Interest income decreased 8.7% in 2009 due to a 96 basis point decrease in the average rate earned on total interest-earning assets to 5.36% as compared to 6.32% in the prior year. Rates decreased on all earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout 2009. The largest declines in rates were in taxable securities due to the branch acquisition and in loans due to the increase in non-performing loans in the first half of 2009 as compared to December 31, 2008. The lower rates were partially offset by a 7.9% increase in average earning assets due to increases in investments in securities using funds from the branch acquisition.

Average loan balances decreased 2.8% in 2009 as compared to 2008 as management sharpened its focus on credit administration and credit risk management and due to continued strategic reductions in residential mortgage loan balances through the sale of most originations into the secondary market rather than held in the loan portfolio, as management continued to focus on improving overall credit quality. Commercial loans decreased due to reduced line usage. Reduced new commercial and consumer loan demand as well as normal pay-downs on both consumer and residential loans also contributed to the decreases. Declines in consumer demand were primarily related to automobile loans and a strategic reduction in recreational vehicle lending. Commercial real estate increased due to origination volumes and reduced prepayments from property refinancing and sales. Home equity loans also increased through various marketing and targeted sales efforts in our branches.

Interest expense decreased $22.2 million or 18.3% in 2009 as compared to 2008 primarily due to a 80 basis point decline in the average rates paid on deposits. The rate declines were partially offset by a 6.3% increase in average interest bearing balances primarily due to the branch acquisition. In addition, deposit levels unrelated to the acquisition were generally stable in 2009 through growth in competitively priced deposits in certain regions as a result of somewhat reduced competition as compared to prior periods, overall stock market volatility and an increase in the national personal savings rate. The increase in deposits from the branch acquisition and other sources caused a reduction in the loan to deposit ratio from approximately 103% at December 31, 2008 to 87% at December 31, 2009. All categories of interest bearing liabilities experienced declines in rates due to the lower interest rate environment, however the overall decline was principally due to a 111 basis point decline in CDs and a 70 basis point decline in MMDA. The decline in CD rates resulted from the Bank’s strategy of allowing certain high rate, single service CDs acquired in the branch acquisition to mature without renewal due to the current rate environment. In addition, management reduced certain interest rates on maturing CDs, MMDA and interest bearing demand deposit accounts in order to realize a lower cost of funds during a period of declining loan yields, while focusing marketing efforts on non-interest bearing demand deposits. (See “Market Risk” in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.)

FHLB and other short-term borrowings decreased $209.7 million or 23.4% from December 31, 2008 to December 31, 2009 primarily through maturities of these more expensive sources of funds, without replacement, through the application of the liquidity from the branch acquisition. Many of these maturities occurred in the second half of 2009, but these changes in the structure of the balance sheet reduced interest expense in 2009 and will benefit future periods. WesBanco plans to continue to reduce higher cost borrowings as they mature which, combined with continued repricing of higher cost certificates of deposit, is expected to continue to improve the net interest margin in the short term.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2009			2008			2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$44,565	$87	0.19%	$35,702	$968	2.71%	$1,749	$45	2.57%
Loans, net of unearned income (1)	3,547,122	204,317	5.76%	3,648,968	236,923	6.49%	2,906,197	199,044	6.85%
Securities: (2)
Taxable	991,434	38,651	3.90%	522,523	28,128	5.38%	414,792	20,713	4.99%
Tax-exempt (3)	326,735	21,554	6.60%	328,755	22,348	6.80%	334,332	22,372	6.69%

Total securities	1,318,169	60,205	4.57%	851,278	50,476	5.93%	749,124	43,085	5.75%
Federal funds sold	2,060	5	0.24%	13,512	299	2.21%	16,005	830	5.19%
Other earning assets	31,849	294	0.92%	31,464	922	2.93%	21,766	1,219	5.60%

Total earning assets (3)	4,943,765	264,908	5.36%	4,580,924	289,588	6.32%	3,694,841	244,223	6.61%

Other assets	622,418			643,518			405,956

Total Assets	$5,566,183			$5,224,442			$4,100,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$455,151	$2,921	0.64%	$433,661	$4,809	1.11%	$357,616	$4,695	1.31%
Money market accounts	629,520	6,687	1.06%	472,634	8,341	1.76%	395,017	10,857	2.75%
Savings deposits	470,737	2,385	0.51%	504,335	3,089	0.61%	423,485	5,591	1.32%
Certificates of deposit	1,887,051	52,827	2.80%	1,758,124	68,787	3.91%	1,481,014	68,146	4.60%

Total interest bearing deposits	3,442,459	64,820	1.88%	3,168,754	85,026	2.68%	2,657,132	89,289	3.36%
Federal Home Loan Bank borrowings	570,008	21,849	3.83%	520,636	20,659	3.97%	320,247	13,189	4.12%
Other borrowings	224,649	6,971	3.10%	289,541	8,401	2.90%	181,539	8,754	4.82%
Junior subordinated debt	111,152	5,352	4.82%	111,063	7,143	6.43%	89,623	5,848	6.53%

Total interest bearing liabilities	4,348,268	98,992	2.28%	4,089,994	121,229	2.96%	3,248,541	117,080	3.60%
Non-interest bearing demand deposits	524,167			497,681			393,040
Other liabilities	52,211			42,766			38,984
Shareholders’ equity	641,537			594,001			420,232

Total Liabilities and Shareholders’ Equity	$5,566,183			$5,224,442			$4,100,797

Net interest spread			3.08%			3.36%			3.01%
Taxable equivalent net interest margin (3)		$165,916	3.36%		$168,359	3.68%		$127,143	3.44%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $4.6 million, $4.7 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.

(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2009 Compared to 2008			2008 Compared to 2007
(dollars in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$194	$(1,075)	$(881)	$907	$16	$923
Loans, net of unearned income	(6,465)	(26,141)	(32,606)	48,674	(10,795)	37,879
Taxable securities	19,917	(9,395)	10,522	5,739	1,676	7,415
Tax-exempt securities (2)	(137)	(657)	(794)	(376)	351	(25)
Federal funds sold	(143)	(151)	(294)	(113)	(418)	(531)
Other earning assets	11	(638)	(627)	418	(715)	(297)

Total interest income change (2)	13,377	(38,057)	(24,680)	55,249	(9,885)	45,364

Increase (decrease) in interest expense:
Interest bearing demand deposits	228	(2,116)	(1,888)	883	(769)	114
Money market	2,268	(3,922)	(1,654)	1,863	(4,379)	(2,516)
Savings deposits	(196)	(508)	(704)	917	(3,419)	(2,502)
Certificates of deposit	4,750	(20,710)	(15,960)	11,690	(11,049)	641
Federal Home Loan Bank borrowings	1,910	(720)	1,190	7,968	(498)	7,470
Other borrowings	(1,983)	553	(1,430)	3,965	(4,318)	(353)
Junior subordinated debt	6	(1,797)	(1,791)	1,380	(85)	1,295

Total interest expense change	6,983	(29,220)	(22,237)	28,666	(24,517)	4,149

Net interest income increase (decrease) (2)	$6,394	$(8,837)	$(2,443)	$26,583	$14,632	$41,215

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for loan losses for the year ended December 31, 2009 increased $18 million or 55% to $50.5 million compared to $32.5 million for the year ended December 31, 2008. The provision for 2009 exceeded net charge-offs by approximately $11.4 million and increased the allowance for loan losses to 1.76% of total loans at December 31, 2009 compared to 1.38% at December 31, 2008. This increase in the provision and allowance for loan losses reflects current economic conditions and their overall adverse impact on credit risk in all segments of the loan portfolio, higher net charge-offs, elevated levels of non-performing loans, high unemployment in all WesBanco markets, and declining real estate values particularly in the Ohio metropolitan markets of Columbus, Dayton and Cincinnati. (Please see the Allowance for Loan Losses section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2009	2008
Trust fees	$13,746	$14,883	$(1,137)	(7.6)%
Service charges on deposits	24,372	23,986	386	1.6%
Bank-owned life insurance	4,623	3,807	816	21.4%
Net securities gains (losses)	6,046	1,556	4,490	288.6%
Net gains on sales of loans	2,094	1,594	500	31.4%

Other income:
Service fees on ATM’s and debit cards	7,422	6,692	730	10.9%
Net securities brokerage revenue	4,169	2,592	1,577	60.8%
Net insurance services revenue	2,329	2,588	(259)	(10.0)%
Gain (loss) on sale of other real estate owned and repossessed assets	(645)	(1,527)	882	57.8%
Other	433	1,175	(742)	(63.1)%

Total other income	13,708	11,520	2,188	19.0%

Total non-interest income	$64,589	$57,346	$7,243	12.6%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. WesBanco’s non-interest income increased $7.2 million or 12.6% primarily due to increased securities gains, growth in securities brokerage income, increased gains on the sale of mortgage loans, deposit activity fees, electronic banking fees, and a $1.0 million bank owned life insurance claim. Non-interest income comprised 29.0% of total net revenues for 2009 compared to 26.3% for the 2008 period, with net revenue being defined as the total of net interest income and non-interest income.

Net realized gains on the securities portfolio increased $4.5 million as compared to 2008, while trust fees declined $1.1 million due to decreased managed asset market values in the first half of 2009. The market value of trust assets under management at December 31, 2009 and 2008 was $2.7 billion and $2.4 billion, respectively. The decline in trust assets in the first half of 2009 was principally due to the downturn in the markets in late 2008 and early 2009.

Net securities brokerage revenue improved $1.6 million from 2008, due primarily to new customer representatives in the Columbus, Ohio market. Service fees on ATM’s and debit cards for the year increased $0.7 million as compared to 2008, due to a higher volume of debit card transactions during the periods, while gains on the sale of mortgage loans and fewer losses on other real estate-owned contributed an additional $0.5 million and $0.9 million, respectively, to the increase in income from 2008.

Other declines in non-interest income for 2009 which mostly occurred in the first half of the year include lower mortgage servicing fees of $0.7 million as a result of increased customer refinancing and an impairment charge to mortgage servicing rights during 2009 and a $0.3 million decrease in net insurance revenue due to lower client revenues from the former Oak Hill Banks’ insurance division. Other income in 2008 included a gain of $0.4 million in the first quarter relating to the mandatory sale of VISA stock.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,		$ Change	% Change
(dollars in thousands)	2009	2008
Salaries and wages	$54,399	$56,120	$(1,721)	(3.1)%
Employee benefits	19,957	16,004	3,953	24.7%
Net occupancy	10,269	10,462	(193)	(1.8)%
Equipment	10,726	10,968	(242)	(2.2)%
Marketing	5,094	5,668	(574)	(10.1)%
FDIC Insurance	8,817	731	8,086	1106.2%
Amortization of intangible assets	3,110	3,810	(700)	(18.4)%
Restructuring and merger-related expenses	1,815	3,945	(2,130)	(54.0)%

Other operating expenses:
Miscellaneous, franchise, and other taxes	5,425	6,559	(1,134)	(17.3)%
Consulting, regulatory, and advisory fees	4,466	4,867	(401)	(8.2)%
Postage	3,626	3,940	(314)	(8.0)%
ATM and interchange expenses	3,387	2,805	582	20.7%
Communications	2,959	3,008	(49)	(1.6)%
Legal fees	2,702	2,039	663	32.5%
Supplies	2,443	2,732	(289)	(10.6)%
Other	10,453	8,966	1,487	16.6%

Total other operating expenses	35,461	34,916	545	1.6%

Total non-interest expense	$149,648	$142,624	$7,024	4.9%

For the year ended December 31, 2009, non-interest expense increased $7.0 million or 4.9% compared to the same period in 2008 primarily due to increases in FDIC insurance, employee health care and pension expenses, partially offset by declines in merger-related expenses, salaries and wages, and miscellaneous taxes.

FDIC insurance for the year increased $8.1 million compared to the same period in 2008 due to a mid-2009 $2.6 million special assessment, a reduction in certain prior FDIC credits, an increase in the FDIC rate from approximately 6 basis points to 13 basis points on insured deposits, and, to a lesser extent, the increase in deposits derived from the branch acquisition in March 2009.

Salaries and wages declined $1.7 million or 3.1% in 2009 as compared to 2008, due to a decrease in the number of full time equivalent employees from 1,501 at December 31, 2008 to 1,393 at December 31, 2009, primarily from planned efficiencies created through the Oak Hill Banks merger with WesBanco Bank in 2008, a reduction in overtime and other hours worked in certain retail branches and other departments, a workforce reduction in the fourth quarter in certain Ohio branches, and the company’s overall strategy to manage expenses. However, the reduction in salaries was more than offset by increases in employee benefits of $4.0 million compared to the prior year, due to higher defined benefit pension expenses resulting from market declines on pension plan assets experienced in 2008 and overall higher employee health insurance costs.

Marketing expenses declined $0.6 million for the year as compared to 2008. The 2008 marketing expenses reflected higher marketing costs to establish name identity in the former Oak Hill banking markets. This decline was somewhat offset by increased marketing efforts primarily in the Columbus, Ohio market in the second quarter of 2009 to both welcome our new banking customers from the branch acquisition in March 2009 and to establish greater name identity in the market area.

Merger-related expenses declined by $2.1 million in 2009 as compared to 2008 due to Oak Hill acquisition expenses in 2008. Miscellaneous taxes decreased $1.1 million in 2009 as compared to 2008 due to a reduction in certain state franchise taxes from a subsidiary restructuring and adjustments to apportionment factors.

Net occupancy, equipment, and postage all experienced decreases in 2009 mostly related to the full integration of Oak Hill during 2008 with some additional impact to net occupancy and equipment due to a reduction in ATMs and other building lease expenses from the sale of five former Oak Hill branches. Intangible asset amortization was down due to the completion of certain prior acquisition-related core deposit intangible amortization, offset somewhat by the amortization from the new branches acquired in 2009. These cost reductions were partially offset by increased foreclosure expenses, increased costs related to property management of other real estate owned, higher expenses relating to electronic banking activities and a termination fee related to internet banking software upgrades.

INCOME TAXES

The provision for federal and state income taxes decreased by 122% to ($1.0) million in 2009 as compared to $4.5 million in 2008. The decrease in income tax expense was due to a $19.7 million decrease in pre-tax income, and a lower effective tax rate of (4.3%) as compared to 10.5% for 2008. The decrease in the effective tax rate was due primarily to a higher percentage of tax-exempt income to total income and the benefit of certain tax credits including New Market Tax Credits awarded to WesBanco Bank through the former Oak Hill Bank, partially offset by certain filed return adjustments during the year.

FINANCIAL CONDITION

Total assets increased 3.4% in 2009, while total shareholders’ equity decreased 10.7% as compared to December 31, 2008. Increases in total assets and deposits were primarily the result of the branch acquisition, which represented an increase of $599.4 million in deposits on March 27, 2009. The liquidity provided by the branch acquisition was partially utilized to pay down higher cost FHLB and other borrowings by 23.4% which improved the net interest margin and reduced the size of the balance sheet, improving WesBanco’s already strong regulatory capital position. Total shareholders’ equity decreased by $70.7 million primarily due to the $76 million repurchase of the TARP preferred stock and the related warrant for common stock. Dividends paid to preferred and common shareholders also contributed to the decline as the dividends exceeded net income by $3.6 million for the year. These decreases were partially offset by a $6.1 million increase in accumulated other comprehensive income due to unrealized gains recorded in the available-for-sale securities portfolio and decreases in unrecognized net losses in the defined pension plan in 2009. Total tangible equity to tangible assets (non-GAAP measure) decreased from 7.90% at December 31, 2008 to 5.88% at December 31, 2009, primarily as a result of the branch acquisition and the TARP repurchase, while total tangible common equity to tangible assets (non-GAAP measure) declined from 6.44% to 5.88%, for the same periods, due primarily to the branch acquisition.

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2009-2008
(dollars in thousands)	2009	2008	$ Change	% Change	2007
Available-for-sale (at fair value)
Other government agencies	$190,726	$40,009	$150,717	376.7%	$83,497
Corporate debt securities	2,932	3,149	(217)	(6.9)%	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	698,138	523,897	174,241	33.3%	456,201
Other residential collateralized mortgage obligations	2,591	4,150	(1,559)	(37.6)%	4,821
Obligations of states and political subdivisions	363,619	359,425	4,194	1.2%	385,848

Total debt securities	1,258,006	930,630	327,376	35.2%	930,367
Equity securities	3,798	3,508	290	8.3%	5,268

Total available-for-sale securities	$1,261,804	$934,138	$327,666	35.1%	$935,635

Held-to-maturity (at amortized cost)
Corporate debt securities	1,450	1,450	—	—	1,449

Total securities	$1,263,254	$935,588	$327,666	35.0%	$937,084

Available-for-sale securities:
Weighted average yield at the respective year end	4.57%	5.51%			5.64%
As a % of total securities	99.9%	99.8%			99.8%
Weighted average life (in years)	3.7	3.6			3.8
Held-to-maturity securities:
Weighted average yield at the respective year end	9.71%	9.72%			9.70%
As a % of total securities	0.1%	0.2%			0.2%
Weighted average life (in years)	20.3	21.3			22.3

(1)	At December 31, 2009, 2008 and 2007, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, increased $327.7 million, or 35.0% from December 31, 2008 to December 31, 2009. The increase from 2008 was due primarily to the investment of cash received from the branch acquisition in the first quarter of 2009 into other government agencies, mortgage-backed securities, and municipal securities. Investments declined in the second half of 2009 due to sales at net gains that funded the repurchase of TARP, as well as intentional reductions in CDs and certain borrowings. WesBanco does not have any material investments in private mortgage-backed securities or that are collateralized by sub-prime mortgages, nor does WesBanco have exposure to collateralized debt obligations or government sponsored enterprise preferred stocks.

The investment portfolio’s yield on a tax-equivalent basis decreased from 5.93% in 2008, to 4.57% in 2009. The decrease is primarily attributable to the continuing lower interest rate environment which affected the repricing of taxable securities, coupled with the investment of cash received from the branch acquisition into lower yielding, shorter term securities. Cash flows from the portfolio due to calls, maturities and prepayments increased to $395.5 million for 2009, from $213.0 million for 2008.

Total gross unrealized securities losses increased by $2.1 million, from $2.0 million to $4.1 million for the years ended December 31, 2008 and 2009, respectively. At December 31, 2009, WesBanco had $292.7 million in investment securities in an unrealized loss position for less than 12 months which was a significant increase from the $47.5 million for the same category at December 31, 2008. In addition at December 31, 2009, WesBanco had $15.9 million in investment securities in an unrealized loss position for more than 12 months which was a significant reduction from the $32.9 million for the same category at December 31, 2008. WesBanco believes that all of the unrealized securities losses at December 31, 2009 were temporary impairment losses due to changes in market rates in relation to fixed yields with no credit impairment issues. In addition, no significant impairment loss was recorded in the consolidated statements of income for either 2009 or 2008. Please refer to Note 5, “Securities,” of the Consolidated Financial Statements for more information.

Unrealized pre-tax gains and losses on available-for-sale securities (fair value adjustments) reflected a $20.8 million net market gain as of December 31, 2009, compared to a $17.6 million net market gain as of December 31, 2008. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. The increase in the net unrealized gains is primarily due to decreasing interest rates during 2009.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

	December 31, 2009
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale (at amortized cost): (2)
Other government agencies	$96,797	2.38%	$78,375	2.72%	$10,828	3.83%	$5,184	3.70%
Corporate debt securities	—	—	2,886	2.30%	—	—	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (3)	57,899	4.85%	508,206	4.19%	109,708	4.07%	8,330	4.87%
Other residential collateralized mortgage obligations	—	—	2,541	4.64%	—	—	27	4.79%
Obligations of states and political subdivisions (4)	76,260	6.31%	132,383	6.35%	92,586	6.17%	55,464	5.32%
Equity securities	—	—	—	—	—	—	3,508	5.96%

Total available-for-sale securities	230,956	4.29%	724,391	4.42%	213,122	4.97%	72,513	5.18%

Held-to-maturity (at amortized cost) Corporate debt securities	—	—	—	—	—		1,450	9.71%

Total securities	$230,956	4.29%	$724,391	4.42%	$213,122	4.97%	$73,963	5.27%

(1)	Yields are calculated using a weighted-average yield to maturity.
(2)	Maturity amounts and average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(4)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Cost method investments consist primarily of Federal Home Loan Bank stock totaling $30.9 million and $32.0 million at December 31, 2009 and 2008, respectively, and are included in other assets in the Consolidated Balance Sheets. On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice. The FHLB of Pittsburgh stock owned by WesBanco does not have readily determinable fair value and is recorded as a cost method investment totaling $26.3 million at December 31, 2009 and 2008, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh has suspended dividends and the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of December 31, 2009, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired.

Dividend income recognized on FHLB of Pittsburgh stock totaled $0.4 million for 2008. Additionally, the Bank owned $4.6 million and $5.7 million of FHLB of Cincinnati stock at December 31, 2009 and 2008, respectively, which paid a cash dividend at an annualized rate of 4.63% in 2009 totaling $0.3 million and a cash and stock dividend of $0.3 million and $0.1 million in 2008, respectively representing an annualized rate of 5.32%.

LOANS AND CREDIT RISK

Loans represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income. Business purpose loans consist of commercial real estate (“CRE”) loans and other commercial and industrial (“C&I”) loans that are not secured by real estate. Consumer purpose loans consist of residential real estate loans, home equity lines of credit and other consumer loans. Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market, but at times may also include other types of loans. The outstanding balance of each major category of the loan portfolio is summarized in Table 8.

TABLE 8. COMPOSITION OF LOANS (1)

	December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$254,637	7.3%	$230,865	6.4%	$264,560	7.0%	$222,149	7.6%	$175,203	6.0%
Other	1,525,584	43.8%	1,468,158	40.7%	1,418,115	37.8%	943,674	32.4%	943,139	32.0%
Commercial and industrial	451,688	13.0%	510,902	14.2%	505,541	13.4%	409,347	14.1%	417,161	14.2%
Residential real estate:
Land and construction	8,787	0.3%	15,896	0.4%	26,102	0.7%	32,588	1.1%	42,869	1.5%
Other	699,610	20.1%	841,103	23.3%	949,049	25.2%	863,945	29.7%	886,954	30.1%
Home equity	239,784	6.9%	217,436	6.0%	193,209	5.1%	161,602	5.6%	175,651	6.0%
Consumer	290,856	8.3%	319,949	8.9%	363,973	9.7%	274,908	9.4%	271,100	9.2%

Total portfolio loans	3,470,946	99.7%	3,604,309	99.9%	3,720,549	98.9%	2,908,213	99.9%	2,912,077	99.0%
Loans held for sale	9,441	0.3%	3,874	0.1%	39,717	1.1%	3,170	0.1%	28,803	1.0%

Total loans	$3,480,387	100.0%	$3,608,183	100.0%	$3,760,266	100.0%	$2,911,383	100.0%	$2,940,880	100.0%

(1)	Loans are presented gross of the allowance for loan losses, and net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs.

Total portfolio loans decreased $133 million or 3.7% between December 31, 2008 and December 31, 2009 CRE loans increased $81 million as opportunities to finance quality real estate projects continued to be available despite the downturn in the economy. Retention of existing CRE loans was also aided by a reduction in prepayments from secondary or capital market sources of refinancing of portfolio loans. The inactive secondary market together with other banks needing to decrease real estate loans or change the risk profile of their portfolio also contributed to new opportunities for CRE loans. CRE land and construction loan balances increased $24 million or 10.3% as many projects progressed through various stages of completion. The increase in land and construction balances was offset by a $40 million or 34.4% decrease in corresponding loan commitments as demand for new construction lending declined and the bank reduced this type of lending other than for high quality owner occupied or pre-leased commercial projects. A reduction in originally anticipated repayments from sales of financed residential development projects also kept land and construction balances at a higher level due to the slumping housing market that stalled or slowed the absorption of new dwellings. C&I loans decreased $59 million or 11.6% as loan demand continued to decrease due to economic conditions and a reduction in business activity. The decrease in C&I balances was accompanied by a $26 million or 9.1% decrease in corresponding loan commitments due to changes in usage of revolving lines of credit as well as market conditions. Residential real estate loans decreased $149 million or 17.3% primarily due to continued intentional reduction in the retention of fixed rate residential real estate loans. Residential land and construction loans decreased $7 million or 44.7% due to reduced demand for construction of new homes. Home equity lines of credit were a source of loan growth despite declining home values and stricter underwriting standards, increasing $22 million or 10.3%. Consumer loans decreased $29 million or 9.1% primarily due to reduced demand for automobile and recreational vehicle loans as well as stricter underwriting standards. Loan growth in all categories was tempered by disciplined underwriting and management’s focus on obtaining appropriate interest rates and spreads on new loans. Loans held for sale increased $5 million or 144% due to higher volumes and the Bank’s focus on originating most new residential real estate loans for sale in the secondary market instead of for the portfolio.

Loan commitments, which are not reported on the balance sheet, consist of available balances on lines of credit, letters of credit, deposit account overdraft protection programs, certain loan guarantee contracts, and approved commitments to extend credit. This includes unused commitments for CRE construction loans, C&I lines and letters of credit, home equity and other consumer lines of credit. Approved commitments to extend credit are reported net of any WesBanco loan balances that are to be refinanced by the new loans. Loan commitments are summarized in Table 9.

TABLE 9. COMPOSITION OF LOAN COMMITMENTS

	December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$77,169	10.3%	$117,569	15.3%	$119,802	16.1%	$69,341	12.1%	$82,122	14.4%
Other	109,900	14.7%	74,465	9.7%	90,991	12.2%	71,449	12.5%	50,657	8.8%
Commercial and industrial	255,469	34.1%	281,013	36.5%	266,286	35.9%	215,557	37.6%	218,799	38.3%
Residential real estate	3,015	0.4%	5,473	0.7%	7,116	1.0%	9,429	1.6%	18,755	3.3%
Home equity	195,943	26.1%	193,038	25.1%	177,462	23.9%	144,082	25.1%	144,126	25.2%
Consumer	21,222	2.8%	21,416	2.8%	22,990	3.1%	13,055	2.3%	12,510	2.2%
Deposit overdraft limits	81,125	10.8%	74,582	9.7%	52,947	7.1%	50,143	8.8%	42,016	7.3%

Total portfolio commitments	743,843	99.2%	767,556	99.6%	737,594	99.3%	573,056	100.0%	568,985	99.5%
Loans held for sale	5,882	0.8%	2,704	0.4%	4,874	0.7%	—	0.0%	2,595	0.5%

Total loan commitments	$749,725	100.0%	$770,260	100.0%	$742,468	100.0%	$573,056	100.0%	$571,580	100.0%

Letters of credit included above	$34,488	4.6%	$36,793	4.8%	$55,116	7.4%	$44,168	7.7%	$41,351	7.2%

Total portfolio loan commitments decreased $24 million or 3.1% between December 31, 2008 and December 31, 2009 primarily due to advances of CRE land and construction loans on existing projects, reduction of new CRE construction lending, and changes in usage of C&I lines of credit. Total portfolio loan commitments increased $30 million or 4.1% between December 31, 2007 and December 31, 2008 primarily as a result of growth in C&I and home equity lines of credit that were not immediately used by the borrowers.

Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by WesBanco. However, lines of credit and letters of credit may also be committed for more than one year when appropriate. Home equity and other consumer lines of credit are generally available to the borrower beyond one year. Construction loan commitments are generally available to the borrower for up to one year for residential construction loans, but may extend beyond one year for certain types of CRE construction projects. All loan commitments are cancelable by WesBanco regardless of their duration under certain circumstances. Overdraft protection limits are established for demand deposit accounts that meet the criteria for eligibility and represent potential loan balances. While these limits generally permit automatic advances when sufficient collected balances are not available, such advances are subject to WesBanco’s discretion and may be suspended or cancelled at any time.

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

WesBanco extends credit to borrowers that are primarily located within the market areas where WesBanco has branch offices. There are no material loans in relation to the total portfolio to commercial borrowers or to finance CRE located outside of WesBanco market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with WesBanco. WesBanco may make consumer loans, including residential real estate and home equity lines of credit to established customers for second residences or vacation homes that are located outside of WesBanco markets. The approximate geographic distribution of the loan portfolio excluding deposit overdraft limits is summarized in Table 10.

TABLE 10. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	December 31, 2009
	Wheeling MSA	West Virginia Other	Columbus MSA	Dayton MSA	Cincinnati MSA	Ohio Other	Western Pennsylvania	Out of Market
Commercial real estate	11.2%	19.6%	21.2%	5.2%	12.1%	17.9%	8.9%	3.9%
Commercial and industrial	34.4%	28.7%	7.8%	1.9%	5.0%	7.8%	12.9%	1.5%
Residential real estate	15.5%	28.4%	3.4%	7.0%	14.5%	21.5%	3.4%	6.3%
Home equity	25.9%	27.9%	4.6%	8.0%	12.7%	18.4%	1.8%	0.7%
Consumer	20.5%	32.6%	3.3%	2.5%	1.7%	17.8%	13.3%	8.3%

Total	18.1%	24.5%	12.6%	5.0%	10.7%	16.9%	8.2%	4.0%

Most loans, except for indirect consumer loans originated by automobile and recreational vehicle dealers and other sellers of consumer goods, are originated directly by WesBanco. WesBanco may also participate in CRE and C&I loans, including Shared National Credits or purchased pools of residential real estate loans originated by other lending institutions. Shared National Credits are defined as loans in excess of $20 million that are financed by three or more lending institutions. WesBanco conducts its own customary credit evaluation before purchasing or participating in these loans. The risks associated with purchased loans are similar to those originated by WesBanco; however, additional risk may arise from limited ability to control actions of the lead, agent or servicing institution.

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration that varies by the type of loan. WesBanco credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment, and other factors unique to each loan that may increase or mitigate its risk. All loans, including renewals and extensions thereof are approved within a framework of progressive individual lending authorities based on the loan amount for consumer purpose loans and the total credit exposure of the borrower for business purpose loans. Business purpose loans to borrowers with total credit exposure in excess of $1.5 million require approval by a credit officer that is not responsible for loan origination or production. Loans of all types that contain one or more exceptions to credit policy may only be approved by certain designated personnel that are generally senior level managers or credit officers.

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

Consumer purpose loans are a homogeneous group, generally consisting of standardized products that are smaller in amount and spread over a larger number of individual borrowers. WesBanco does not maintain information about the industry in which consumer borrowers are employed. While such information is obtained when each loan is made, it often becomes inaccurate with the passage of time or as borrowers change employment during the term of their loans. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any WesBanco market. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on consumer purpose loans although the economic environment has resulted in higher unemployment in most WesBanco markets. However, the economic recession that began in 2008 has contributed to increased unemployment in virtually all WesBanco markets and increases the risk in the loan portfolio.

Many smaller business loans have the same risk characteristics as consumer loans; however business loans can also be significantly larger in amount and contain terms and conditions that are unique to each transaction. WesBanco maintains a loan grading system that categorizes business loans according to their level of credit risk. Risk grades reflect each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business loans are assigned a grade at their inception, which is periodically reviewed and evaluated for possible changes in risk. To facilitate regular reviews of repayment capacity, borrowers are required to furnish WesBanco with periodic financial statements and other information when appropriate depending on the size and type of loan, such as accounts receivable aging reports for a revolving line of credit and rent rolls for investment CRE. Credit risk is monitored by performing regular periodic reviews of borrowing relationships over a specified amount, which includes evaluating their continued capacity to repay, the continued adequacy of collateral, if any and verifying compliance with applicable loan covenants. Risk grades are adjusted to reflect changes in the risk profile throughout the life of each loan.

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency. WesBanco also monitors general economic conditions, including employment, housing activity and real estate values in each of its markets. WesBanco also periodically evaluates and changes its underwriting standards when conditions indicate that a change may be appropriate based on market conditions or other external factors. Credit risk is also regularly evaluated for the impact of adverse economic and other events that increase the risk of default and the potential loss in the event of default to understand their impact on the bank’s earnings and capital. An independent loan review function also performs periodic reviews of the portfolio to assess the adequacy and effectiveness of the bank’s portfolio monitoring systems, and the accuracy and timeliness of risk grades.

Each type of loan may also entail certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. Elements that are distinct to the underwriting of each type of loan are further explained throughout this section of MD&A.

Commercial Real Estate—CRE consists of loans to purchase, construct or refinance owner-occupied and investment properties. Owner-occupied properties consist of loans to borrowers in a diverse range of industries but may include special purpose or single use types of facilities. Investment properties include 1-to-4 family rental units, multi-family apartment buildings, and other facilities that are rented or leased to unrelated parties of the owner. Construction and development loans include loans to finance land acquisition and development, construction of residential dwellings for resale, and construction of commercial buildings which may be owner-occupied or investor-owned.

CRE loans generally require monthly principal and interest payments based on amortization periods ranging from 10 to 25 years depending on the type, age and condition of the property. Loans with amortization periods of more than 20 years typically also have a maturity date or call option of 10 years or less. Interest rates generally are adjustable ranging from one to five years based on an appropriate index of comparable duration. Construction loans are generally made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. Construction loans require payment of interest only during the construction period, which can range from as short as six months to up to three years for larger, multiple phase projects such as residential housing developments and large scale commercial projects. Interest reserves are generally established as part of the initial underwriting of the project to provide for payment of interest during the construction period.

TABLE 11. MATURITIES OF COMMERCIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2009
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$50,894	$152,928	$94,460	$298,282
Variable rate loans	102,767	136,735	1,242,437	1,481,939

Total commercial real estate loans	$153,661	$289,663	$1,336,897	$1,780,221

Total commercial real estate loan commitments	$45,464	$41,701	$99,904	$187,069

Since repayment of owner-occupied CRE loans must come from the cash flow generated by the business, the primary factors that are considered in underwriting owner-occupied property are the borrower’s historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, quality and experience of management, and external influences on the business such as economic conditions. The primary factors that are considered in underwriting investment property are the net rental income generated by the property, the type, quality and mix of tenants and the terms of leases, all of which may vary depending on the specific type of property. Other factors that are considered for investment property include the overall financial capacity of the investors, and their experience in owning and managing investment property, The type, age, condition and location of the property are considered for both owner-occupied and investment properties.

The primary factors that are considered in underwriting construction and development loans are the overall viability of each project as well as the experience and financial capacity of the developer or builder to successfully complete the project. Market absorption rates and property values are also considered in underwriting construction and development loans.

Credit risk in CRE is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or cash equity, thereby limiting the loan balance in relation to the lower of the cost or market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value ratio. CRE risk is also managed by periodic site visits to financed properties and monitoring the factors in WesBanco markets that influence real estate collateral values such as rental rates, occupancy trends, and capitalization rates.

Market values are generally determined by obtaining current appraisals of each property. Loan-to-value ratios are generally limited to 80% of the lesser of the cost or market value of the property, but lower ratios may be required for certain types of properties, or when other factors exist that may increase the potential volatility of the market value of a particular property type such as single or special use properties that cannot be easily converted to other uses. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan-to-value. Owner-occupied CRE loans are often also secured by all other business assets in addition to the real estate. The current downturn in the real estate market has resulted in a significant decline in property values for most property types and geographic markets. The exact impact of the decline in collateral values cannot be precisely determined but the portfolio is periodically evaluated using ranges of decline in value to determine the impact on the adequacy of collateral. New appraisals may be obtained under certain circumstances to more accurately assess the continued adequacy of a property to secure a loan. This includes loans that are internally classified, placed on non-accrual or required to be renegotiated because the primary source of repayment may no longer be adequate to repay the loan under its original terms.

Environmental risk is also an important factor that is evaluated for CRE loans. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property, or any adjacent properties, are likely to have resulted in contamination of the subject property.

Construction loans also have the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making CRE construction loans to developers with established reputations who operate in WesBanco markets and have the necessary capital to absorb unanticipated increases in the cost of a project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Construction and development loans that finance speculative building have inherently higher risk. When appropriate, WesBanco may require a specified percentage of a residential development to be pre-sold or a commercial investment property to be pre-leased before construction can begin. Many land development and residential construction projects are experiencing decreased absorption of new units compared to original projections for sales at the time the project was undertaken and will require repayment periods that are extended beyond their original maturity.

WesBanco monitors the CRE portfolio for potential concentrations within a single property type or geographic location. The geographic distribution of CRE loans is set forth in Table 10. The composition of CRE loans by property type is set forth in Table 12.

TABLE 12. COMPOSITION OF COMMERCIAL REAL ESTATE LOANS BY PROPERTY TYPE (1)

	December 31, 2009
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Construction and development:
Land and land development	$84,499	$7,198	$91,697	4.7%	21.0%	$218	$8,985
Residential development	43,598	11,635	55,233	2.8%	12.6%	547	6,400
Commercial construction	117,490	58,336	175,826	8.9%	40.2%	1,362	12,999

Total construction and development	245,587	77,169	322,756	16.4%	73.8%	465	12,999

Residential investment property:
Multi family apartments	169,048	21,833	190,881	9.7%	43.6%	430	7,148
1-to-4 family rentals	133,120	3,541	136,661	7.0%	31.2%	92	1,882
Commercial investment property:
Shopping centers and retail stores	112,135	2,496	114,631	5.8%	26.2%	882	9,808
Office buildings	115,366	4,616	119,982	6.1%	27.4%	592	6,144
Hotels and motels	96,911	2,695	99,606	5.1%	22.8%	2,211	11,435
Industrial buildings and warehouses	30,686	3,534	34,220	1.7%	7.8%	760	7,167
Special use facilities	84,816	3,353	88,169	4.5%	20.1%	534	9,983
Mixed or multiple use facilities	88,542	4,019	92,561	4.7%	21.2%	514	9,123
General use facilities	83,149	7,868	91,017	4.6%	20.8%	239	10,624

Total residential and commercial investment property	913,773	53,955	967,728	49.2%	221.1%	316	11,435

Total construction, development and investment property	1,159,360	131,124	1,290,484	65.6%	294.9%	359	12,999

Owner-occupied commercial property:
Retail stores	64,634	1,197	65,831	3.4%	15.1%	352	4,862
Office buildings	83,776	1,664	85,440	4.3%	19.5%	295	5,731
Industrial buildings and warehouses	69,623	6,936	76,559	3.9%	17.5%	521	5,130
Hospitals and personal care facilities	70,004	1,662	71,666	3.6%	16.4%	2,471	7,027
Schools and education facilities	22,839	32,514	55,353	2.8%	12.6%	1,334	30,000
Churches and other places of worship	33,810	1,351	35,161	1.8%	8.0%	231	4,200
Gasoline stations and autocare facilities	41,080	292	41,372	2.1%	9.5%	373	2,363
Restaurants and eating places	28,138	25	28,163	1.4%	6.4%	335	4,317
Recreation facilities	23,130	341	23,471	1.2%	5.4%	602	6,069
Other special use facilities	53,169	2,159	55,328	2.8%	12.6%	256	3,193
Mixed or multiple use facilities	60,601	2,123	62,724	3.2%	14.3%	304	5,895
General use facilities	70,057	5,681	75,738	3.9%	17.4%	212	2,039

Total owner-occupied commercial property	620,861	55,945	676,806	34.4%	154.7%	354	30,000

Total commercial real estate	$1,780,221	$187,069	$1,967,290	100.0%	449.6%	$327	$30,000

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

Total construction and development exposure decreased $26 million or 7.4% between December 31, 2008 and December 31, 2009. Within this category, land and land development exposure decreased $11 million or 10.6% and residential development decreased $30 million or 35.3% due to intentional reductions in this type of lending. Commercial construction increased $15 million or 9.5% primarily as a result of three multi-family construction loans and approximately $28 million of approved loan commitments that had not closed as of year-end. Approximately $30 million of commercial loans categorized as commercial construction at December 31, 2008 were converted to permanent financing upon completion of the projects in 2009 and are reflected in other categories of commercial real estate loans at December 31, 2009.

Approximately $31 million of residential development exposure at December 31, 2009 is in the Columbus, Ohio market compared to approximately $41 million at December 31, 2008. The Columbus market had seen substantial growth until the overall housing slump that began in 2007. Since then housing inventory absorption rates have slowed dramatically and average home prices have decreased. Approximately $16 million of residential development exposure is for projects in West Virginia markets where the decline in property values has not been as severe as major metropolitan markets and no other WesBanco market represents more than $7 million of that exposure.

Approximately $73 million or 41% of commercial construction loans are also in the Columbus, Ohio market. Approximately $38 million of this total is for multi-family apartments being built by established, financially sound developers that continue to experience strong demand for new units compared to weak demand for residential dwellings for resale. No other WesBanco market or property type represents more than $25 million of commercial construction loan exposure. Excluding multi-family projects, approximately 75% of other commercial construction loans are for investment property at December 31, 2009.

Including projects under construction, multi-family apartment loans represent approximately $367 million or 18.6% of total CRE loans and commitments, 8.7% of total loans and commitments and 84% of WesBanco Bank, Inc.’s risk-based capital at December 31, 2009. The largest geographic accumulation of multi-family apartment loans is in the Columbus and Cincinnati, Ohio markets, which represent approximately $75 million and $46 million, respectively, of the total exposure at December 31, 2009.

The regulatory agencies have established guidelines for certain CRE loans in relation to the Bank’s risk-based capital. WesBanco classifies 1-to-4 family rental property loans as CRE for financial reporting purposes because those loans are investment property and generally dependent on rental income for their repayment. However, loans secured by 1-to-4 family property are not included in the definition of CRE for purposes of the regulatory guidelines. The following table summarizes WesBanco’s CRE exposure in relation to the regulatory guidelines.

TABLE 13. COMMERCIAL REAL ESTATE LOANS IN RELATION TO RISK-BASED CAPITAL

	December 31, 2009
(dollars in thousands)	Total Exposure	% of Capital	Regulatory Guideline
Land, construction and development	$322,756	73.8%	100%
Commercial investment property, excluding 1-to-4 family rentals	831,067	189.9%

Construction, development and commercial investment property	$1,153,823	263.7%	300%

Owner-occupied CRE is also excluded from the definition of CRE for purposes of determining exposure in relation to risk-based capital. Owner-occupied CRE is diversified by both property type and owner-occupant industry sectors. WesBanco also categorizes owner-occupied CRE loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences.

Owner-occupied CRE is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy with only one sector representing more than 25% of risk-based capital as set forth in Table 14.

TABLE 14. OWNER-OCCUPIED COMMERCIAL REAL ESTATE BY OCCUPANT INDUSTRY

	December 31, 2009
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Automobile sales	$13,078	$740	$13,818	2.0%	3.2%	$432	$3,603
Construction and contracting	22,862	1,161	24,023	3.6%	5.5%	245	1,673
Entertainment and recreation	26,056	341	26,397	3.9%	6.0%	518	6,069
Finance and insurance	15,432	69	15,501	2.3%	3.5%	388	4,153
Government organizations	8,161	140	8,301	1.2%	1.9%	251	1,778
Manufacturing	32,730	2,815	35,545	5.3%	8.1%	413	5,130
Mining, energy and utilities	2,271	—	2,271	0.3%	0.5%	151	363
Other retail sales	65,669	837	66,506	9.8%	15.2%	345	4,862
Personal, professional and administrative services	101,210	2,030	103,240	15.3%	23.6%	343	4,647
Physicians and healthcare services	107,130	3,024	110,154	16.3%	25.2%	701	7,027
Real estate services and equipment leasing	13,746	—	13,746	2.0%	3.1%	1,375	3,514
Religious organizations	41,862	638	42,500	6.3%	9.7%	241	4,200
Restaurants and lodging	33,052	122	33,174	4.9%	7.6%	274	4,317
Schools and educational services	27,701	32,527	60,228	8.9%	13.8%	2,409	30,000
Transportation and warehousing	9,960	4,213	14,173	2.1%	3.2%	472	5,731
Wholesale and distribution	25,183	1,547	26,730	3.9%	6.1%	361	3,862
Unclassified and other industries	74,758	5,741	80,499	11.9%	18.5%	385	1,708

Total owner occupied commercial real estate	$620,861	$55,945	$676,806	100.0%	154.7%	$354	$30,000

The five largest CRE customer relationships, which may include loans identified as the largest loan for a property type in Table 14 approximate $125 million at December 31, 2009. These largest relationships primarily consist of loans for commercial investment property but are not concentrated within a single type of property.

Participation in CRE loans originated by other financial institutions approximates $78 million of credit exposure or 4% of total CRE exposure at December 31, 2009 including approximately $23 million of Shared National Credits. Approximately $5 million of the Shared National Credits consist of a commercial construction loan for a property that will be owner-occupied when completed. All of this exposure to participations purchased from other institutions is for properties located within WesBanco markets.

Banking regulations establish certain maximum loan-to-value limits for CRE loans. The aggregate of loans in excess of those limits may not exceed 30% of risk-based capital. The aggregate of total CRE exposure with loan-to-value ratios in excess of regulatory limits approximate $58 million or 12% of risk-based capital at December 31, 2009.

Commercial and Industrial Loans—C&I loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes, and term loans to finance fixed assets other than real estate for a wide variety of businesses. Most C&I borrowers are privately held companies with annual sales generally not in excess of $50 million. Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by WesBanco. However, lines of credit and letters of credit may also be committed for more than one year when appropriate. Loans secured by equipment and other types of collateral have terms that are consistent with the purpose of the loan and the estimated useful life of the collateral that generally do not exceed ten years. Interest rates on lines of credit are generally variable based on a short-term interest rate index such as the Prime Rate or LIBOR while interest rates on term loans may be fixed for the entire term of the loan or adjustable ranging from one to five years based on an appropriate index.

TABLE 15. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2009
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$28,559	$74,797	$20,579	$123,935
Variable rate loans	143,263	50,220	134,270	327,753

Total commercial and industrial loans	$171,822	$125,017	$154,849	$451,688

Total commercial and industrial loan commitments	$203,195	$39,749	$12,525	$255,469

The primary factors that are considered in underwriting C&I loans are the borrower’s historical and projected earnings, cash flow, capital resources, liquidity and leverage. Other factors that are also considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, quality and experience of management, and external influences on the business such as economic conditions.

C&I loan risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets and by requiring collateral where appropriate. The type and amount of the collateral varies from loan to loan depending on the overall financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flow.

Certain types of collateral that fluctuate with business conditions, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Readily marketable collateral such as securities, including securities held in WesBanco trust accounts, significantly mitigates credit risk but are subject to fluctuations in market value. Therefore, the current value of marketable securities held as collateral are regularly monitored to evaluate their continued adequacy.

WesBanco categorizes C&I loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. The C&I portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy, with no significant concentration in any single sector or industry, as set forth in Table 16.

TABLE 16. COMPOSITION OF COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY (1)

	December 31, 2009
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Automobile sales	$17,685	$12,667	$30,352	4.3%	6.9%	$422	$6,750
Construction and contracting	44,615	35,620	80,235	11.3%	18.3%	136	4,310
Entertainment and recreation	14,583	1,925	16,508	2.3%	3.8%	246	4,393
Finance and insurance	14,066	12,051	26,117	3.7%	6.0%	191	6,163
Government organizations	15,288	4,524	19,812	2.8%	4.5%	125	3,250
Manufacturing	27,933	22,231	50,164	7.1%	11.5%	177	10,200
Mining, energy and utilities	34,986	17,064	52,050	7.4%	11.9%	460	12,750
Other retail sales	27,104	14,558	41,662	5.9%	9.5%	117	4,000
Personal, professional and administrative services	46,326	34,315	80,641	11.4%	18.4%	125	14,331
Physicians and healthcare services	34,417	32,579	66,996	9.5%	15.3%	190	9,160
Real estate services and equipment leasing	49,902	10,274	60,176	8.5%	13.8%	125	5,053
Religious organizations	43,328	7,009	50,337	7.1%	11.5%	541	15,000
Restaurants and lodging	16,872	3,302	20,174	2.9%	4.6%	109	2,475
Schools and educational services	4,999	13,310	18,309	2.6%	4.2%	631	6,068
Transportation and warehousing	15,421	2,937	18,358	2.6%	4.2%	64	1,290
Wholesale and distribution	20,317	11,143	31,460	4.4%	7.2%	146	3,000
Unclassified and other industries	23,846	19,960	43,806	6.2%	10.0%	147	1,069

Total commercial and industrial loans	$451,688	$255,469	$707,157	100.0%	161.6%	$156	$15,000

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

The composition of C&I loans did not change materially between December 31, 2008 and December 31, 2009 as exposure to most industries decreased consistent with the overall decrease in total C&I exposure.

The five largest C&I borrowing relationships, which may include loans identified as the largest loan within an industry in Table 16 approximate $140 million, approximately $50 million of which is fully secured by marketable securities with a conservative loan-to-value ratio. All five of these largest relationships are in different geographic markets and industries. Approximately 34% of C&I loans are to borrowers in or around the Wheeling, West Virginia market compared to approximately 24% to borrowers in the Ohio markets (refer to Table 10 for the geographic distribution of C&I loans). Loans secured by bank deposit accounts and marketable securities approximate 15% and unsecured loans approximate 11% of total C&I loans at December 31, 2009. The largest unsecured loan is for $3 million and the average unsecured loan is less than $100,000.

Participation in C&I loans originated by other financial institutions approximates $66 million of credit exposure or 9% of total C&I exposure at December 31, 2009 including approximately $45 million of Shared National Credits. All of this credit exposure is to borrowers that are headquartered or have significant operations within WesBanco markets.

When the total exposure of owner-occupied CRE is combined with C&I exposure set forth in Table 16, the largest combined industry exposures are personal, professional and administrative services, physicians and healthcare services, and construction and contracting which approximate $184 million, $177 million and $104 million or 42%, 40% and 24% of risk-based capital, respectively. Personal, professional and administrative services are further diversified among a variety of different types of service businesses, physicians and healthcare services are further diversified among medical fields or healthcare facilities, and construction and contracting is further diversified among general contractors, heavy construction, and specialty trade contractors.

Management does not believe that the distribution of C&I loans represents more than the normal amount of credit risk. However, the current recession has negatively impacted virtually all industry sectors more than any previous economic downturn.

Residential Real Estate Loans—Residential real estate consists of loans to purchase, construct or refinance personal residences, including 1-to-4 family rental properties when the property is also the owner’s primary residence or the loans were underwritten by acquired banks as residential real estate loans. WesBanco originates conforming and non-conforming mortgages to be held in its portfolio as well as loans for sale in the secondary market. Non-conforming mortgages are those loans that do not meet all of the documentation standards for sale in the secondary market. WesBanco does not originate stated income, interest only or option adjustable rate mortgages for retention in the portfolio or for sale in the secondary market.

WesBanco originated approximately $31 million of residential real estate loans for retention in the portfolio in 2009 compared to $39 million in 2008. WesBanco also originated approximately $158 million of residential real estate loans for sale in the secondary market in 2009 compared to $110 million in 2008. The increase in loans originated for sale in the secondary market is attributable to WesBanco’s overall residential real estate lending strategy. New loans originated in 2009 increased because of lower interest rates, despite the overall slowdown in the housing market and a decline in property values that prevented many borrowers from refinancing their homes.

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

Credit risk in the residential real estate portfolio is mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the amount of the loan in relation to the appraised value of the property. WesBanco generally does not make residential real estate loans with loan-to-value ratios in excess of 100%, and loan requests that exceed 80% of the value of the property are generally also supported by mortgage insurance.

Credit risk is also managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in WesBanco markets. Residential real estate values generally continued to decline in 2009 with the largest average decreases in the metropolitan markets of Ohio compared to other WesBanco markets.

Residential real estate loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. The remainder of the portfolio has interest rates that are primarily based on the Treasury Constant Maturity index and generally adjust from between one and five years.

TABLE 17. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2009
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$10,776	$21,092	$430,451	$462,319
Variable rate loans	379	9,260	236,439	246,078

Total residential real estate loans	$11,155	$30,352	$666,890	$708,397

Total residential real estate loan commitments	$208	$—	$2,807	$3,015

Residential real estate loans include construction loans for residences that are being built under contract for owner occupants and loans to finance vacant land upon which the owner intends to construct a residence at a future date. Loans to contractors to finance speculative residential construction and land for development are categorized as CRE loans. Residential construction loans have the added risk that the builder may not complete the residence, or not complete it on time or within budget. Residential construction loans are typically made with the expectation that they will convert to a permanent mortgage loan upon completion of construction. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a residence.

Construction risk is mitigated by evaluating the builder’s reputation and capacity to complete each project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Residential land and construction loans approximated $9 million at December 31, 2009 compared to $16 million at December 31, 2008. The decrease is the result of a general decline in new housing construction.

Approximately $436 million or 61% of residential real estate loans were originated by WesBanco. Another $34 million or 5% consist of purchased pools originated by other institutions and the remaining $240 million or 34% were originated by banks prior to their being acquired by WesBanco. The percentage of loans that are past due 30 days or more or non-performing is 3.10% for loans originated by WesBanco compared to 5.85% for acquired loans. Approximately $177 million or 25% of residential real estate loans are in or around the metropolitan markets of Columbus, Dayton and Cincinnati (refer to Table 10 for the geographic distribution of residential real estate loans).

The average original loan-to-value ratio of loans originated by WesBanco beginning with the year 2000 approximates 77% of the original loan amount based on appraised values when the loans were made. The average current loan-to-value ratio based upon original appraised values range from just under 80% for loans made in 2009 to less than 45% for loans made in 2000. Banking regulations establish maximum loan-to-value limits for residential real estate loans. The aggregate of residential real estate loans with loan-to-value ratios in excess of regulatory limits without some form of credit enhancement such as mortgage insurance approximate $22.5 million or approximately 5% of risk-based capital at December 31, 2009.

Average credit bureau scores at the time the loans were made generally exceed 700 on approximately $441 million or 62% of total residential real estate loans for which scores were obtained or known. Loans to borrowers with sub-prime credit bureau scores approximate $41 million or 6% of total residential real estate loans at December 31, 2009. Approximately 13% of loans to borrowers with sub-prime credit bureau scores are 30 days or more past due or non-performing compared to less than 4% for the total residential real estate portfolio at December 31, 2009.

Purchased pools originated primarily in 2004 or earlier and have remaining balances that represent less than 40% of their original amounts through scheduled and unscheduled repayments. Approximately 75% of the loans in these pools represented loans for properties in the states of West Virginia, Ohio and Pennsylvania or contiguous states. The remainder of the loans in these pools that are out of WesBanco’s markets represent less than 2% of total residential real estate loans.

Home Equity Lines of Credit—Home equity lines of credit consist of revolving lines to consumers that are secured by first or second liens on primary residences generally located within WesBanco markets.

Home equity lines are generally limited to an amount in relation to the market value of the property net of the first mortgage, if any, which generally could not exceed 90% of property value. In 2008, underwriting standards were adjusted to tier the maximum loan-to-value ratio based on the loan amount and the borrower’s credit history.

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

TABLE 18. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2009
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$41	$49	$1,063	$1,153
Variable rate loans	146,900	31,307	60,424	238,631

Total home equity	$146,941	$31,356	$61,487	$239,784

Total home equity commitments	$121,737	$27,466	$46,740	$195,943

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

Credit risk in the home equity portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in WesBanco markets. As previously stated, residential real estate values generally declined in 2009 with the largest average decreases in the metropolitan markets of Ohio compared to other WesBanco markets. Irregular or unusual patterns of usage of available lines of credit may also indicate a change in risk. The average usage of home equity lines of credit has generally ranged between 50 and 60 percent of the available balance over a period of several years and there have been no material changes in usage patterns within the portfolio.

Approximately $311 million or 71% of home equity lines of credit were originated by WesBanco. The remaining 29% were originated by banks prior to their being acquired by WesBanco. Approximately $109 million or 25% of home equity lines of credit are in or around the metropolitan markets of Columbus, Dayton and Cincinnati (refer to Table 10 for the geographic distribution of home equity lines of credit).

Average credit bureau scores at the time the loans were made generally exceed 740 on approximately $342 million or 78% of total home equity lines of credit for which scores were obtained or known. The average credit bureau score has exceeded 770 for lines originated subsequent to implementing stricter underwriting standards in 2008. Loans to borrowers with sub-prime credit bureau scores approximate $8 million or less than 2% of total home equity lines of credit at December 31, 2009. Approximately 6% of loans to borrowers with sub-prime credit bureau scores are 30 days or more past due or non-performing compared to less than 2.5% for the total home equity portfolio at December 31, 2009.

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

TABLE 19. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2009
(dollars in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$12,726	$119,539	$131,219	$263,484
Variable rate loans	11,464	8,922	6,986	27,372

Total consumer loans	$24,190	$128,461	$138,205	$290,856

Total consumer loan commitments	$20,758	$196	$268	$21,222

The primary factors that are considered in underwriting consumer loans are the borrowers’ ability to repay their obligations, which also includes an evaluation of their previous credit history. Credit risk in the consumer portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that may influence consumer repayment capacity.

Over 40% of consumer loans are secured by a motor vehicle while another 28% are secured by recreational vehicles at December 31, 2009. Unsecured consumer loans, which represent the highest risk, approximate $24 million or 8% of total consumer loans at December 31, 2009. Conversely, loans secured by bank deposits or readily marketable collateral, which represent the lowest risk when properly margined and monitored, approximated 8% of total consumer loans at December 31, 2009. All other consumer loans are secured by real estate, mobile homes, farm equipment or some other type of consumer goods.

Average credit bureau scores at the time the loans originated exceed 710 and loans to borrowers with sub-prime credit bureau scores approximate $18 million or 6% of total consumer loans at December 31, 2009.

Loans Held For Sale—Loans held for sale consists of residential real estate loans originated for sale in the secondary market at December 31, 2009 and December 31, 2008.

Credit risk associated with residential real estate loans held for sale in the secondary market is mitigated by entering into sales commitments with secondary market purchasers at the time the loans are originated. This practice has the effect of minimizing the amount of such loans and the interest rate risks that are within the portfolio at any point in time. WesBanco generally does not service these loans after they are sold.

Several acquired banks serviced many of the residential real estate loans that they sold in the secondary market. Although these loans are not carried as an asset on the balance sheet, WesBanco continues to service these loans, which approximate $271 million at December 31, 2009 and $338 million at December 31, 2008 (see Note 7 “Loans Serviced for Others and Mortgage Servicing Rights” to the Consolidated Financial Statements).

CREDIT QUALITY

This section of MD&A discusses those categories of loans that have higher risk because of deterioration in borrower repayment capacity or other adverse risk characteristics. The economic downturn that began in 2007 has evolved into the worst recession since the early 1980’s and adversely impacted credit quality in all segments of the loan portfolio, contributed to significant declines in real estate values, led to increased business failures and foreclosures, and driven non-performing loans and charge-offs to historically high levels.

WesBanco seeks to develop individual strategies for all past due or non-performing loans that are intended to minimize loss. However, there is no assurance that such strategies will be successful and the loans may ultimately result in a foreclosure or other course of liquidation that does not fully satisfy the amount of the loan. WesBanco also seeks to minimize the period for which it holds other real estate and repossessed collateral while also attempting to obtain a fair value from the disposition of those assets. Therefore, the sale price of these assets is dependent on current market conditions that affect the value of real estate and used automobiles or other collateral.

Management has significantly increased the level of attention given to collection efforts and administration of past due, non-performing and impaired loans which includes increased levels and frequency of internal reporting, the addition of staff dedicated to administration of such loans, and management oversight of their activities. While these efforts have been successful, the challenging economic environment is expected to continue to adversely impact credit quality for the foreseeable future. In addition, it is anticipated that credit deterioration will continue for a period of time after signs of an economy recovery emerge and accordingly the provision and allowance for loan losses reflect higher probable loss in the loan portfolio.

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

Loans are categorized as renegotiated, which are also referred to as troubled debt restructurings, when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the face amount of the loan; as well as an extension of the maturity date or the amortization schedule. Loans may be removed from renegotiated status after they have performed according to the renegotiated terms for a period of time.

In December 2008, WesBanco implemented policies intended to reduce the number of real estate foreclosures by permitting modifications to the terms of residential and commercial real estate loans for up to 24 months beyond those generally described throughout this MD&A. Such modifications may include a reduction in the interest rate, fixing an adjustable interest rate, a deferral of principal payments, and amortizing the loan over a longer period without extending the original maturity, or a combination thereof. The purpose of these modifications is to enable borrowers that are delinquent or anticipate having difficulty continuing to pay according to original terms but have some repayment capacity to continue paying under more favorable terms as a desirable alternative to foreclosure. Loans that are modified in accordance with this policy are categorized as renegotiated loans.

TABLE 20. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans:
Commercial real estate	$38,210	$25,015	$13,596	$11,910	$6,229
Commercial and industrial	12,749	5,369	3,508	4,122	2,099
Residential real estate	13,228	1,252	2,086	102	933
Home equity	818	72	379	—	17
Consumer	268	29	289	20	4
Loans held for sale	—	—	—	—	638

Total non-accrual loans	65,273	31,737	19,858	16,154	9,920

Renegotiated loans:
Commercial real estate	11,468	4,559	—	—	—
Commercial and industrial	552	—	—	—	—
Residential real estate	2,826	—	—	—	—
Home equity	—	—	—	—	—
Consumer	142	—	—	—	—

Total renegotiated loans	14,988	4,559	—	—	—

Total non-performing loans	80,261	36,296	19,858	16,154	9,920
Other real estate and repossessed assets	8,691	2,554	3,998	4,052	1,868

Total non-performing assets	$88,952	$38,850	$23,856	$20,206	$11,788

Non-performing loans as a percentage of total loans	2.31%	1.01%	0.53%	0.55%	0.34%
Non-performing assets as a percentage of total assets	1.65%	0.74%	0.44%	0.49%	0.27%
Non-performing assets as a percentage of total loans, other real estate and repossessed assets	2.56%	1.08%	0.64%	0.69%	0.40%

Non-accrual loans more than doubled and renegotiated loans more than tripled between December 31, 2008 and December 31, 2009. Non-accrual CRE loans have experienced the most significant increases as a result of rising vacancies in most investment property types and the downturn in housing that has stalled or slowed the absorption of residential development projects. Non-accrual C&I loans include a number of equipment leases financed for a single commercial customer that was a victim of fraudulent actions by their major customer. The portion of the loan that was secured by fraudulent leases was charged off (see also Allowance for Loan Losses in this MD&A) and the remaining leases were placed on non-accrual but may be restored to accruing status after the lessees have made payments directly to the bank for a period of time. Residential real estate loans have also experienced a significant increase as a result of higher unemployment, the extended downturn in the housing market, and the aforementioned renegotiation of loans as an alternative to foreclosure. Geographically, $45 million or 69% of total non-accrual loans and $10 million or 68% of total renegotiated loans are in central and southwest Ohio which includes the metropolitan markets of Columbus, Dayton and Cincinnati.

Other real estate and repossessed collateral increased $6.1 million or 240% between December 31, 2008 and December 31, 2009. A hotel property located in central Ohio represents $4 million of the increase. The remainder of the increase primarily consists of residential real estate and 1-to-4 family rental properties.

Other Impaired Loans—Other impaired loans consist of loans that are internally classified as substandard that have not been placed on non-accrual or renegotiated but are not fully secured by the value of the collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans include loans for which a specific reserve is established and acquired loans for which a credit valuation adjustment was recorded at the time of acquisition. Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.

TABLE 21. OTHER IMPAIRED LOANS

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Commercial real estate	$13,362	$9,860	$10,887	$1,832	$3,065
Commercial and industrial	—	1,342	1,951	1,160	1,500

Total other impaired loans	$13,362	$11,202	$12,838	$2,992	$4,565

Other impaired loans increased $2.1 million or 19% between December 31, 2008 and December 31, 2009 as a result of four CRE loans that are secured by property that has declined in value, net of a reduction for a C&I automobile floor plan that was permanently reduced and is no longer considered impaired.

Non-Performing and Impaired Asset Activity—Table 22 summarizes the migration of loans into and out of the non-performing and other impaired assets categories from December 31, 2008 to December 31, 2009.

TABLE 22. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

	Year Ended December 31, 2009
(dollars in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets
Balance, December 31, 2008	$31,737	$4,559	$11,202	$2,554
Activity during the year:
Additions, including transfers from other categories	78,722	20,614	12,290	—
Real estate foreclosures or deeds in lieu of foreclosure	—	—	—	8,514
Repossessions of other collateral	—	—	—	6,716
Loans returned to accruing or no longer impaired	(2,347)	(760)	(7,337)	—
Reductions, including transfers to other categories	(4,000)	(7,751)	(2,633)	—
Charge-offs or charge-downs	(28,411)	—	—	(516)
Other real estate sold	—	—	—	(1,518)
Repossessed assets sold	—	—	—	(7,142)
Principal payments and other changes, net	(10,428)	(1,674)	(160)	83

Balance, December 31, 2009	$65,273	$14,988	$13,362	$8,691

Economic conditions caused more loans to be moved to non-accrual, renegotiated or other impaired during 2009 compared to 2008. Additions net of transfers between categories approximated $101 million in 2009 compared to approximately $45 million in 2008. Non-accrual loans charged off or charged down in 2009 represented 29% of the balance at December 31, 2008 plus net additions in 2009, compared to 24% of the balance at December 31, 2007 plus net additions in 2008. The increase in the percentage of credit loss is attributable to further erosion of real estate values in 2009.

Increased foreclosure activity resulted in more additions to other real estate in 2009 compared to 2008 with $4 million of the increase attributable to the hotel property previously discussed in this section. Despite high unemployment, repossessions of other collateral which primarily consists of automobiles that secure consumer loans decreased 13% in 2009 compared to 2008. Net gains or losses on the disposition of other real estate and repossessed assets are credited or charged to earnings. Dispositions resulted in approximately $0.5 million of net loss in 2009 compared to a net gain of $1.5 million in 2008.

Past Due Loans—Table 23 summarizes loans that are contractually past due. Loans that are past due 90 days or more continue to accrue interest because they are deemed to be well secured and in the process of collection. These loans may migrate to non-accrual status if they are not brought current or below 90 days past due within a reasonable period of time. Earlier stage delinquency consists of loans that are between 30 and 89 days past due and require routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are not successful.

TABLE 23. PAST DUE LOANS

	December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
90 Days or More:
Commercial real estate	$1,503	0.08%	$2,951	0.17%	$4,396	0.26%	$2,697	0.23%	$4,651	0.42%
Commercial and industrial	17	0.00%	2,951	0.58%	1,098	0.22%	693	0.17%	488	0.12%
Residential real estate	2,655	0.37%	10,799	1.26%	4,393	0.45%	1,951	0.22%	3,707	0.40%
Home equity	274	0.11%	966	0.44%	835	0.43%	579	0.36%	249	0.14%
Consumer	826	0.28%	1,143	0.36%	804	0.22%	568	0.21%	833	0.31%

Total portfolio loans	5,275	0.15%	18,810	0.52%	11,526	0.31%	6,488	0.22%	9,928	0.34%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	126	0.44%

Total loans	$5,275	0.15%	$18,810	0.52%	$11,526	0.31%	$6,488	0.22%	$10,054	0.35%

30 to 89 Days:
Commercial real estate	$5,052	0.28%	$14,592	0.86%	$15,563	0.92%	$6,857	0.59%	$5,362	0.48%
Commercial and industrial	1,982	0.44%	3,485	0.69%	6,200	1.23%	1,544	0.38%	2,995	0.72%
Residential real estate	8,865	1.25%	8,457	0.99%	8,420	0.86%	5,362	0.60%	5,981	0.64%
Home equity	2,562	1.07%	1,903	0.88%	1,638	0.85%	1,400	0.87%	1,313	0.75%
Consumer	6,935	2.38%	7,169	2.23%	7,859	2.16%	5,992	2.18%	5,827	2.15%

Total portfolio loans	25,396	0.73%	35,606	0.99%	39,680	1.07%	21,155	0.73%	21,478	0.74%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total loans	$25,396	0.73%	$35,606	0.99%	$39,680	1.07%	$21,155	0.73%	$21,478	0.74%

Loans past due 90 days or more decreased $13.5 million or 72% between December 31, 2008 and December 31, 2009 primarily due to the migration of many of those loans to non-accrual status. However, loans past due 30 to 89 days decreased $10.2 million or 28% between December 31, 2008 and December 31, 2009 as a result of increased collection efforts with CRE and C&I loans experiencing the most improvement.

Composition of Adversely Classified Assets—Table 24 summarizes the composition of non-performing loans, loans past due 90 days or more, other impaired loans, and real estate owned and repossessions according to CRE property type, C&I industry sector, or consumer purposes as of December 31, 2009. The percentage of category column represents the total of adversely classified credits within each category to the respective total of outstanding loan balance plus other real estate and repossessed assets for each category. Construction and development and commercial investment real estate are of significant concern in the current economic environment and collectively represent 32% of the total of all categories reflected in this table while multi-family apartments and 1-to-4 family rental properties represent another 14% and owner-occupied CRE represent 20% of the total. The composition of these categories in the aggregate reflects the broad impact of the recession on all sectors of the economy, including real estate secured loans.

TABLE 24. COMPOSITION OF ADVERSELY CLASSIFIED ASSETS

	Year Ended December 31, 2009
(dollars in thousands)	Non- Accrual Loans	Renegotiated Loans	Past Due 90 Days or More	Other Impaired Loans	Real Estate Owned and Repossessions	Total	% of Category
Commercial real estate:
Construction and development:
Land and land development	$2,631	$1,828	$76	$—	$375	$4,910	5.79%
Residential development	2,951	—	—	3,030	—	5,981	13.72%
Commercial investment property:
Multi family apartments	7,901	1,141	—	1,127	101	10,270	6.07%
1-to-4 family rentals	3,358	581	—	—	1,356	5,295	3.94%
Shopping centers and retail stores	596	697	—	2,843	—	4,136	3.69%
Office buildings	1,866	5,015	—	—	—	6,881	5.96%
Hotels and motels	—	—	1,192	—	4,000	5,192	5.15%
Special use facilities	1,649	432	—	—	126	2,207	2.60%
Mixed or multiple use facilities	1,807	—	—	—	—	1,807	2.04%
General use facilities	1,078	40	235	1,372	—	2,725	3.28%
Owner-occupied commercial property:
Retail stores	2,742	—	—	1,138	—	3,880	6.00%
Office buildings	1,606	—	—	—	—	1,606	1.92%
Industrial buildings and warehouses	653	—	—	1,049	—	1,702	2.44%
Special use facilities	4,180	945	—	1,583	321	7,029	2.58%
Mixed or multiple use facilities	3,331	319	—	—	—	3,650	6.02%
General use facilities	1,861	470	—	1,220	590	4,141	5.86%

Total commercial real estate	38,210	11,468	1,503	13,362	6,869	71,412	4.01%

Commercial and industrial:
Construction and contracting	984	103	—	—	—	1,087	2.44%
Manufacturing	1,902	449	—	—	—	2,351	8.42%
Other retail sales	1,014	—	—	—	—	1,014	3.74%
Personal, professional and administrative services	1,233	—	—	—	—	1,233	2.66%
Real estate services and equipment leasing	3,335	—	—	—	—	3,335	6.68%
Restaurants and lodging	1,354	—	—	—	—	1,354	8.03%
Transportation and warehousing	604	—	—	—	—	604	3.92%
Unclassified and other industries	2,323	—	17	—	—	2,340	1.05%

Total commercial and industrial	12,749	552	17	—	—	13,318	2.95%

Owner occupied residential real estate	14,046	2,826	2,929	—	1,341	21,142	2.23%
Consumer loans / repossessed assets	268	142	826	—	481	1,717	0.59%

Total	$65,273	$14,988	$5,275	$13,362	$8,691	$107,589	3.10%

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

Allowance for Loan Losses—The allowance for loan losses increased $11.4 million or 23% between December 31, 2008 and December 31, 2009 to provide for a higher level of probable losses due to the impact of the recession on all segments of the portfolio. Specific reserves pursuant to SFAS No. 114 increased $2.9 million or 57% primarily due to lower current appraised values on non-performing and other impaired CRE loans. General reserves increased $8.5 million or 19% as a result of the aggregate impact of higher net charge-offs, higher levels of non-performing loans and adversely risk graded loans, and a general worsening of economic conditions throughout 2009. The liability for losses on loan commitments was $0.2 million at December 31, 2009 and December 31, 2008.

TABLE 25. COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
General reserves	$53,151	$44,690	$36,990	$30,704	$29,391
Specific reserves	8,009	5,113	1,553	1,274	1,566

Total allowance for loan losses	$61,160	$49,803	$38,543	$31,978	$30,957

Charge-offs increased $16.0 million or 64% while recoveries decreased $1.9 million or 50%, resulting in a $17.9 million or 84% increase in net charge-offs for 2009 compared to 2008. Table 26 summarizes activity in the allowance for loan losses.

TABLE 26. ALLOWANCE FOR LOAN LOSSES

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Beginning balance of allowance for loan losses	$49,803	$38,543	$31,979	$30,957	$29,486
Allowance for loan losses of acquired banks	—	—	6,405	—	1,947
Provision for loan losses	50,545	32,530	8,267	8,739	8,045
Charge-offs:
Commercial real estate	16,645	10,218	2,261	1,247	1,111
Commercial and industrial	13,184	4,088	1,900	4,163	2,729
Residential real estate	2,874	1,748	499	313	335
Home equity	1,056	927	483	128	222
Consumer	6,206	6,559	3,975	3,822	6,204

Total loan charge-offs	39,965	23,540	9,118	9,673	10,601
Deposit account overdrafts	1,120	1,491	955	1,024	—

Total loan and deposit account overdraft charge-offs	41,085	25,031	10,073	10,697	10,601

Recoveries:
Commercial real estate	242	518	255	55	87
Commercial and industrial	206	1,315	214	1,145	464
Residential real estate	102	62	35	136	155
Home equity	33	45	1	—	—
Consumer	978	1,200	1,223	1,484	1,374

Total loan recoveries	1,561	3,140	1,728	2,820	2,080
Deposit account overdrafts	336	621	237	160	—

Total loan and deposit account overdraft recoveries	1,897	3,761	1,965	2,980	2,080

Net loan and deposit account overdraft charge-offs	39,188	21,270	8,108	7,717	8,521

Ending balance of allowance for loan losses	$61,160	$49,803	$38,543	$31,979	$30,957

Net CRE charge-offs increased $6.7 million or 69% due to declining property values. Approximately $19 million or 73% of CRE charge-offs pertain to loans in central and western Ohio which includes the metropolitan markets of Columbus, Dayton and Cincinnati where property values have declined the most. Approximately 45%

of total CRE charge-offs is attributable to land development loans and a hotel loan, which represent $3.8 million and $3.7 million, respectively of the total. Another $3.1 million of the total is attributable to various types of investment property.

Net C&I charge-offs increased $10.2 million or 368% and were exacerbated by two fraud losses that totaled $7.1 million. One fraud loss was attributable to fraudulent collateral on equipment leases to a major customer of the Bank’s borrower. The other fraud loss is attributable to fictitious or double leveraged accounts receivable and other collateral by another commercial customer. Excluding fraud losses, C&I charge-offs increased $2.0 million or 49% as a result of increased small business failures in the current economic environment.

Net residential real estate charge-offs increased $1.1 million or 64% and net home equity charge-offs increased $0.1 million or 16% primarily due to declining real estate values in the Ohio markets. However, home equity losses were relatively insignificant given economic conditions and the added risk of being primarily junior liens on the property.

Net consumer charge-offs decreased $0.1 million or 2% despite high unemployment in all WesBanco markets and a challenging economic environment for many consumers. Consumer losses were not attributable to any single market but recreational vehicle loans approximated $1.7 million or 24% of total consumer charge-offs and approximately 2.15% of total recreational vehicle loans compared to a loss rate of 1.73% for all consumer loans. Unsecured loans represent another $1.7 million or 24% of total consumer charge-offs.

Charge-offs and recoveries of deposit account overdrafts decreased despite an increase in the availability of overdraft protection.

Table 27 summarizes net charge-off ratios as a percentage of average total loans for each segment of the loan portfolio as well as selected other relationships of the allowance and provision for loan losses to total loans and other specified categories of loans.

TABLE 27. NET CHARGE-OFF AND SELECTED RATIOS

	December 31,
	2009		2008		2007		2006		2005
Net charge-offs as a percentage of average loans:
Commercial real estate	0.94%		0.58%		0.17%		0.10%		0.09%
Commercial and industrial	2.68%		0.53%		0.42%		0.74%		0.53%
Residential real estate	0.35%		0.19%		0.05%		0.02%		0.02%
Home equity	0.45%		0.43%		0.31%		0.08%		0.12%
Consumer	1.73%		1.57%		0.97%		0.85%		1.83%

Total loan charge-offs	1.08%		0.56%		0.28%		0.23%		0.29%

Allowance for loan losses as a percentage of total loans	1.76%		1.38%		1.03%		1.10%		1.05%
Allowance for loan losses to total non-performing loans	0.76	x	1.37	x	1.94	x	1.98	x	3.12	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.72	x	0.90	x	1.23	x	1.41	x	1.55	x
Provision for loan losses as a percentage of net loan charge-offs	129.0%		152.9%		102.0%		113.2%		94.4%

A portion of the allowance is attributed to the inherent imprecision of loss estimation models and the variability of management’s estimates in each loan category. The allowances for CRE and C&I loans contain the highest level of imprecision because losses in those categories of loans can be significantly larger than the estimated losses, and probable losses are not as predictable for those categories of loans as residential real estate, home equity and consumer loans. Consumer loan losses are generally smaller in amount but occur with greater regularity and therefore tend to be more predictable and estimable from period to period. Residential real estate and home equity loan losses occur less frequently but represent the smallest component of historical losses and therefore are somewhat more predictable than CRE and C&I losses. Table 28 summarizes the allowance for loan losses allocated to each major segment of the loan portfolio.

TABLE 28. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$32,654	53%	$24,723	49%	$17,234	44%	$13,915	43%	$13,027	42%
Commercial and industrial	13,659	22%	13,392	27%	12,618	33%	11,728	37%	11,138	36%
Residential real estate	4,919	8%	3,304	7%	2,281	6%	1,258	4%	1,227	4%
Home equity	2,309	4%	1,371	3%	700	2%	400	1%	391	1%
Consumer	6,649	11%	5,863	12%	4,968	13%	3,773	12%	5,174	17%
Deposit account overdrafts	970	2%	1,150	2%	742	2%	904	3%	—	0%

Total allowance for loan losses	$61,160	100%	$49,803	100%	$38,543	100%	$31,978	100%	$30,957	100%

Changes in the allowance for all segments of the loan portfolio reflect higher historical net loss rates, non-performing and impaired loans, and the overall decline in credit quality due to a challenging economic environment. The allowance for CRE, residential real estate and home equity loans increased $7.9 million or 32%, $1.6 million or 49%, and $0.9 million or 68%, respectively, to reflect higher probable losses associated with declining real estate values. The allowance for consumer loans increased $0.8 million or 13% primarily to reflect higher probable loss resulting from high unemployment in WesBanco markets. The allowance for C&I loans was relatively unchanged as the allocation to this segment of the portfolio continues to be based on historical loss rates and economic factors, excluding losses attributable to fraud that are not considered to be recurring events. The allowance for deposit account overdrafts decreased $0.2 million or 16% as a result of improvement in historical loss experience.

Although the allowance is allocated as described in Table 28, the total allowance is available to absorb actual losses in any category of the loan portfolio. Management believes the allowance for loan losses is appropriate to absorb probable losses at December 31, 2009. Future adjustments to the allowance may be necessary to reflect differences between management’s estimation of probable losses and actual incurred losses in subsequent periods.

TABLE 29. DEPOSITS

	For the years ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Deposits
Non-interest bearing demand	$545,019	$486,752	$58,267	12.0%
Interest bearing demand	450,697	429,414	21,283	5.0%
Money market	714,926	479,256	235,670	49.2%
Savings deposits	486,055	423,830	62,225	14.7%
Certificates of deposit	1,777,536	1,684,664	92,872	5.5%

Total deposits	$3,974,233	$3,503,916	$470,317	13.4%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 114 branches in West Virginia, Ohio and Western Pennsylvania. WesBanco participated in the Federal Deposit Insurance Corporation (FDIC) Transactional Account Guarantee Program which provides FDIC guarantees through June 2010 on deposits up to $250 thousand and on all balances of non-interest bearing and interest bearing demand deposits paying interest of less than 50 basis points. Total deposits increased by $470.3 million or 13.4% in 2009 primarily due to the branch acquisition which provided $599.4 million of additional deposits.

Certificates of deposit and money market deposits increased by 5.5% and 49.2%, respectively, during 2009 due primarily to the branch acquisition. Certificates of deposit and money market accounts acquired through the branch acquisition were $381.7 million and $126.1 million respectively. Non-interest bearing demand, interest bearing demand and savings deposits increased by 12.0%, 5.0% and 14.7%, respectively, due to the branch acquisition and corresponding marketing efforts. Over the last three quarters an expected runoff of acquired, higher cost CDs has occurred as new offerings are significantly below the current contractual rate from AmTrust’s higher rate offerings in prior periods. Some of this runoff has contributed to a remix into low cost money market and checking account deposits.

WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $134.2 million in total outstanding balances at December 31, 2009, as compared to $89.1 million at December 31, 2008. Brokered CDs totaled $4.4 million at December 31, 2009 which are all scheduled to mature in 2010. Certificates of deposit of $100,000 or more were approximately $648.6 million at December 31, 2009 and $520.5 million at December 31, 2008, almost all of which are retail oriented. Certificates of deposit totaling approximately $1.2 billion at December 31, 2009 are scheduled to mature within the next year. WesBanco will continue to focus on its deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 30. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Maturity:
Under three months	$213,880	$141,553	$72,327	51.1%
Three to six months	110,490	61,386	49,104	80.0%
Six to twelve months	92,753	108,303	(15,550)	(14.4)%
Over twelve months	231,514	209,212	22,302	10.7%

Total certificates of deposit of $100,000 or more	$648,637	$520,454	$128,183	24.6%

Interest expense on certificates of deposit of $100,000 or more totaled approximately $20.3 million, $22.6 million and $22.6 million in 2009, 2008 and 2007, respectively.

Beginning in October 2008, the FDIC insures all deposits up to $250,000, and under the Transactional Account Guarantee Program (“TAGP”), which became effective in November 2008, insures all balances of non-interest bearing and interest bearing demand deposits paying interest of less than 50 basis points. As of December 31, 2009 and 2008 there were $171.0 million and $150.6 million in certificates of deposit of $250,000 or more. Interest expense recognized on certificates of deposit of $250,000 or more was approximately $4.2 million and $6.5 million in 2009 and 2008, respectively. Balances of non-interest bearing and interest bearing demand deposits paying interest of less than 50 basis points of $250,000 or more, were $109.7 million as of December 31, 2009 and $238.4 million as of December 31, 2008. The TAGP program expires June 30, 2010, while the temporary increase in FDIC insurance expires December 31, 2013.

TABLE 31. BORROWINGS

	December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Federal Home Loan Bank Borrowings	$496,392	$596,890	$(100,498)	(16.8)%
Other short-term borrowings	188,522	297,805	(109,283)	(36.7)%
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,176	111,110	66	0.1%

Total	$796,090	$1,005,805	$(209,715)	(20.9)%

Borrowings are a significant source of funding for WesBanco, however, in the current yield environment, certain borrowings may be more expensive than other available funding sources including deposits. During the 2009 year, Federal Home Loan Bank borrowings decreased $100.5 million or 16.8% from December 31, 2008. Other short-term borrowings decreased by $109.3 million or 36.7% from December 31, 2008. The Company has reduced Federal Home Loan Bank and other short-term borrowings, including federal funds purchased, utilizing the liquidity provided by the branch acquisition to reduce interest expense in a period of lower loan demand and increased focus internally on improving credit quality.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential real estate lending. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at a cost of $30.9 million at December 31, 2009, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2009 and 2008 was estimated to be approximately $914.6 million and $848.8 million, respectively.

At December 31, 2009, WesBanco had $496.4 million in outstanding FHLB borrowings with a weighted-average interest rate of 3.84%, compared to $596.9 million of FHLB borrowings at December 31, 2008 with a weighted-average interest rate of 3.90%. FHLB borrowings have maturities ranging from the years 2010 to 2030.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $496.4 million outstanding at December 31, 2009, $204.5 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 12, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $188.5 million at December 31, 2009 compared to $297.8 million at December 31, 2008. The decreases in these borrowings have occurred primarily as a result of a $47.0 million decrease in federal funds purchased and a $64.2 million decrease in securities sold under agreements to repurchase which were partially offset by a $1.9 million increase in treasury tax and loan notes. The revolving line of credit, which is a senior obligation of the parent company, was renewed with a correspondent bank on September 16, 2009. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million, reduced from the prior $48.0 million revolving line. The revolving line of credit also requires WesBanco to maintain at all times a consolidated non-performing asset ratio of not greater than 3.50% and to maintain at all times on a consolidated basis and for the Bank a ‘Well

Capitalized’ status as defined by the regulations of the respective primary regulator. There were no outstanding balances as of December 31, 2009 or December 31, 2008, with the last line activity in 2008. Please refer to Note 13, “Other Short-Term Borrowings,” and Note 14, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts,” of the Consolidated Financial Statements for additional information.

TABLE 32. CONTRACTUAL OBLIGATIONS

		December 31, 2009
(dollars in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$2,196,697	$—	$—	$—	$2,196,697
Certificates of deposit	11	1,195,807	245,457	328,359	7,913	1,777,536
Federal Home Loan Bank borrowings	12	261,011	141,420	67,129	26,832	496,392
Other short term borrowings	13	188,522	—	—	—	188,522
Junior subordinated debt owed to unconsolidated subsidiary trusts	14	—	—	—	111,176	111,176
Director and executive officer retirement plans, deferred bonuses and severance agreements	N/A	325	672	693	3,879	5,569
Non-compete and consulting agreements	N/A	149	150	100	100	499
Naming rights agreement & other marketing	N/A	671	938	—	—	1,609
Limited partnership funding commitments	N/A	737	624	395	86	1,842
Operating leases	8	2,089	3,102	2,002	8,560	15,753
Future benefit payments under pension plans	15	2,132	4,788	5,720	154,784	167,424

Total		$3,848,140	$397,151	$404,398	$313,330	$4,963,019

Significant fixed and determinable contractual obligations as of December 31, 2009 are presented in the table above by due date. The amounts shown do not include accrued interest, unamortized premiums or discounts, or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

WesBanco’s future benefit payments under pension plans are estimated based on actuarial assumptions and do not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 15, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and affordable housing plan guarantees. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 21, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity decreased from $659.4 million at December 31, 2008 to $588.7 million at December 31, 2009. The decrease was due primarily to the net repurchase of WesBanco’s Series A Preferred Stock and a warrant to purchase common shares under TARP of $76.0 million and the declaration of dividends to common shareholders of $22.3 million, which were offset in part by current year earnings available to common shareholders of $23.9 million and an other comprehensive gain of $6.1 million.

In March 2007 WesBanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. WesBanco did not purchase any shares during 2009. At December 31, 2009, 584,325 shares of WesBanco common stock remained authorized to be purchased under the current one million share repurchase plan.

In August 2009, WesBanco’s Board of Directors reduced the quarterly dividend rate by 50%, from $0.280 per share to $0.140 per share, beginning in the third quarter to address the impact of the recession on earnings and to increase capital internally by reducing the payout ratio. For 2009, common dividends decreased to $0.84 per share, or 25.0% on an annualized basis, compared to $1.12 per share in the prior year. The common dividend per share payout ratio increased from 78.9% in 2008 to 120.0% in 2009, which is primarily attributable to decreased earnings year-over-year partially offset by the dividend rate reduction. In the past, a board-approved policy specified a general maximum of 60% as the desirable dividend payout ratio for WesBanco. The board has currently waived this limit and modified the policy in 2009 to generally allow dividends as a percent of net income in a range of 50% to 70%. In addition to common dividends, the Series A Preferred Stock issued under TARP and repurchased during 2009 paid cumulative dividends at an annual rate of 5%, which totaled $2.9 million in 2009.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1, Total Capital and Leverage ratios above minimum regulatory levels. During 2009 WesBanco Bank paid $73.5 million in dividends to Wesbanco, Inc., with $60.0 million paid as a special dividend in July after receipt of regulatory approval. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. Based on the consistency of Wesbanco Bank’s earnings trend and its status as a “well capitalized” institution, there is no expectation that a request for future dividends would not be approved, if required, by the FDIC, the bank’s primary regulator.

On March 1, 2005, the Federal Reserve issued final rules retaining Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a transition period initially set to expire on March 31, 2009 but extended to March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The final rules did not have a material impact on WesBanco’s Tier 1 capital, and based on the rule, if currently implemented, approximately $3.0 million of trust preferred securities would be considered Tier II capital at December 31, 2009.

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

Please refer to Note 24, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements.

TROUBLED ASSET RELIEF PROGRAM (“TARP”)

On December 5, 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock, to the Treasury under the TARP program for an aggregate purchase price of $75 million in cash. The Series A Preferred Stock had a liquidation preference of $1,000 per share and qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant had a ten year term and was immediately exercisable upon its issuance, with an exercise price equal to $25.61 per share of the Common Stock.

On September 9, 2009 WesBanco repurchased from the Treasury 75,000 shares of the Company’s Series A Preferred Stock at a purchase price of $75 million plus a final accrued dividend of $250,000. The repurchase of the preferred stock resulted in WesBanco recording a $2.3 million charge in the third quarter representing the remaining unamortized discount on the preferred stock on the repurchase date, as well as certain unamortized issuance costs. These charges, along with $2.9 million of discount amortization and dividends are reflected on the Consolidated Statements of Income after net income to arrive at net income available to common shareholders for the year ended December 31, 2009.

On December 23, 2009 WesBanco repurchased from the Treasury the warrant for a purchase price of $950,000 or $2.16 per share subject to the warrant. WesBanco has now completely withdrawn from the TARP Program. WesBanco’s consolidated and bank subsidiary capital ratios continue to be in excess of the “well capitalized” benchmarks for regulatory purposes at December 31, 2009 after repurchase of the preferred stock and the warrant.

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

Securities are the principal source of short-term liquidity for WesBanco. The first quarter branch acquisition provided an additional source of liquidity through the assumption of $599.4 million in deposits, with the proceeds initially invested in available-for-sale securities. Securities totaled $1,263.3 million at December 31, 2009, of which $1,261.8 million were classified as available-for-sale, including unrealized gains of $20.8 million. At December 31, 2009, WesBanco has approximately $9.3 million in securities scheduled to mature within one year, however, additional cash flows may be anticipated from approximately $163.3 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $178.5 million based on current prepayment speeds, from loans held for sale totaling $9.4 million, from loans scheduled to mature within the next year of $593.7 million and normal monthly loan repayments. At December 31, 2009, WesBanco had $82.9 million of cash and cash equivalents, much of which serves as both operating cash for the branches and an additional source of liquidity.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.0 billion at December 31, 2009. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.2 billion at December 31, 2009. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source.

Available lines of credit with the FHLB at December 31, 2009 approximated $914.6 million, which has somewhat increased from the third quarter of 2009 due to FHLB of Pittsburgh policy changes affecting the maximum borrowing capacity calculation for its members. At December 31, 2009, WesBanco Bank had unpledged available-for-sale securities with an amortized cost of $675.7 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $150 million at December 31, 2009 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

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

The principal sources of parent company liquidity are dividends from the Bank, a total of $6.1 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, of which none was outstanding at December 31, 2009. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2009, under FDIC regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $14.4 million from the Bank. In May 2009, WesBanco requested and received regulatory approval for a dividend of $60 million that was in excess of the net profits limitation of the Bank, which enhanced parent company liquidity in July and was used to repurchase the TARP preferred stock in September.

At December 31, 2009, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $710.9 million, compared to $729.0 million at December 31, 2008. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others.

COMPARISON OF 2008 VERSUS 2007

Net income available to common shareholders for 2008 was $37.8 million or $1.42 per diluted common share compared to $44.7 million or $2.09 per diluted common share for 2007. Earnings per common share for 2008 included the full effect of the issuance of additional shares of stock for the purchase of Oak Hill on November 30, 2007 and the accrual for the preferred stock dividend in December 2008. Return on average assets was 0.72% for the year ended December 31, 2008, compared to 1.09% in 2007, and return on average equity was 6.37% for 2008, compared to 10.63% in 2007.

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

The provision for loan losses for the year ended December 31, 2008 increased $24.3 million or 293% to $32.5 million compared to $8.3 million for the year ended December 31, 2007. This increase in the provision for loan losses reflects both increased uncertainty in loan performance and changing economic conditions adversely impacting WesBanco markets which have caused net charge-offs, loan delinquencies and non-performing loans to increase. Economic conditions generally worsened throughout 2008 and were exacerbated in the fourth quarter by a sharp increase in unemployment, and declining real estate values, particularly in the Ohio metropolitan markets of Columbus, Dayton and Cincinnati. As a result, net charge-offs for 2008 increased 100% to 0.56% of average total loans compared to 0.28% for 2007. The provision for 2008 exceeded net charge-offs by approximately $11.3 million and increased the allowance for loan losses to 1.38% of total loans at December 31, 2008 compared to 1.03% at December 31, 2007.

Non-interest income increased to $57.3 million in 2008 compared to $52.9 million in 2007 primarily due to the addition of Oak Hill and the associated increases in banking service charges on deposits, ATM’s and debit cards, as well as the addition of its securities and insurance businesses. Non-interest income comprised 26.3% of total net revenues for 2008 compared to 30.7% for the 2007 period, with net revenue being defined as the total of net interest income and non-interest income. Trust fees decreased 8.2% in 2008 due to lower market-related fees for assets under management, and lower estate fees due to timing and a lower mandated State of West Virginia fee schedule for estate administration. Service charges on deposits increased $5.6 million in 2008. This increase is due to the acquisition of Oak Hill and related increases in service charges on overall deposits. Bank owned life insurance income decreased in 2008 primarily due to a $0.9 million death settlement recognized in 2007 which was partially offset by increased bank owned life insurance income resulting from the acquisition of Oak Hill, and a $0.3 million death settlement in 2008. Mortgage banking income was lower for the period due to an overall decline in market activity. Securities gains increased due primarily to the sale of certain equity securities, along with selective sale activity in the municipal and mortgage-backed security portfolios. Service fees on ATM and debit cards increased 35.1% in 2008 due to the acquisition of Oak Hill as well as enhancements associated with the respective fee programs. Additionally, net securities and insurance revenues increased due to the Oak Hill acquisition. Losses on other real estate owned and repossessed assets increased during 2008 due to a greater number of properties settled through foreclosure, and higher losses per property, as well as the sale of $1.3 million of foreclosed real estate properties in the fourth quarter. Other income decreased in 2008 due to losses attributable to market write downs relating to fixed assets of $0.5 million, compared to gains on sale of equipment of $0.9 million in 2007.

Non-interest expense increased $31.6 million or 28.4% in 2008 as compared to 2007 primarily due to the acquisition of Oak Hill. In addition, there were normal increases in employee salaries and wages and related benefit costs, increases in net occupancy and in equipment costs. Salaries and wages increased by $12.6 million or 29.4% in 2008 primarily due to the Oak Hill acquisition and normal increases in employee compensation. The number of full-time equivalent (“FTE”) employees of 1,501 at December 31, 2008 compared to 1,597 at December 31, 2007, of which Oak Hill Banks represented 425 of the total at December 31, 2007. WesBanco reduced its FTE count following the second quarter completion of the Oak Hill data processing system conversion and associated bank merger, along with the sale of five former Oak Hill branch offices, and the closing of two additional branch offices during 2008. Employee benefit costs increased $2.1 million or 14.5% for the year to date period 2008 as compared to 2007 primarily due to the increase in costs associated with the addition of Oak Hill employees and continued increases in health and life insurance costs as well as higher payroll taxes, somewhat offset by lower pension expense. WesBanco incurred restructuring and merger-related expenses of $3.9 million in 2008, which represented severance payments, travel expenses, training costs, data processing conversion and various other post-merger related costs in connection with the acquisition of Oak Hill. Marketing expenses increased $1.2 million or 26.5% for the year ended December 31, 2008 compared to December 31, 2007 due to higher advertising costs associated with several retail customer loan and deposit initiatives during 2008, primarily targeted in the new market areas of Oak Hill. Net occupancy, equipment, intangible asset amortization, postage, communication, miscellaneous taxes and other operating expenses all increased mostly due to the acquisition, with some additional impact in occupancy and equipment expense categories from last year’s technology platform conversion to new hardware and operating software. Franchise taxes in the Ohio markets increased by $1.1 million as a result of the increased number of branches operating in Ohio due to the Oak Hill acquisition.

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

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the earnings simulation model, although it has been subjected to periodic independent reviews and improvements have been made as a result of various third-party recommendations, as well as our primary federal regulators during their regular annual exams. Modeling changes in net interest income requires making certain assumptions regarding prepayment rates, callable bonds, and adjustments to non-time deposit interest rates which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Prepayment assumptions and adjustments to non-time deposit rates at varying levels of interest rates are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-time deposit rate changes will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis should not be relied upon as being indicative of actual results. The analysis may not consider all actions that WesBanco would employ in response to changes in interest rates and various earning asset and costing liability balances.

Management is aware of the significant effect inflation has upon interest rates and ultimately upon financial performance. WesBanco’s ability to cope with inflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of noninterest income and expense during periods of increasing or decreasing inflation. WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation on net interest income. Management also controls the effects of inflation by conducting periodic reviews of the prices and terms of its various products and services, both in terms of the costs to offer the services as well as outside market influences upon such pricing, by introducing new products and services or deleting or reducing the availability of existing products and services, and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. Table 1, “Net Interest Income Sensitivity,” shows WesBanco’s interest rate sensitivity at December 31, 2009 and December 31, 2008 assuming both a 100 and 200 basis point interest rate change, compared to a base model, except that due to current low interest rates, the 200 basis point decreasing change is shown as not applicable for 2008 and 2009, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is -25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2009	December 31, 2008
+300	(9.6)%	(1.9)%	N/A
+200	(4.7)%	(0.5)%	- 12.5%
+100	(0.4)%	0.8%	- 5%
-100	(0.8)%	(3.5)%	- 5%
-200	N/A	N/A	- 12.5%

During the latter part of 2007 and throughout 2008, the Federal Reserve Bank provided significant liquidity to the markets due to the recession and also lowered the benchmark federal funds rate charged between banks as well as the discount rate charged to banks, resulting in these rates decreasing from 5.25% and 6.25%, respectively, before the rate cuts began in mid-2007 to a range of 0.0% to 0.25% for federal funds and 0.50% for the discount rate by late 2008, continuing at these levels for all of 2009. Central banks worldwide, including the Federal Reserve Bank, have infused liquidity into banks and markets in general with a series of coordinated responses meant to mitigate the impact of the severe recession and overall lack of liquidity for many asset types in the various markets. A widening of the curve between short and longer term interest rates occurred for much of 2008, and due to WesBanco’s prior liability sensitive balance sheet, the Bank experienced a widening of its net interest margin throughout much of 2008, as lower overall funding costs more than offset lower loan and investment rates. In 2009, due to interest rate floors on deposits and other liabilities and other bank and non-bank competition as well as the mix of assets and liabilities particular to WesBanco and an increase in non-performing loans, asset yields dropped more quickly than funding costs early in the year. A negative impact to the margin was also caused by the AmTrust branch acquisition in March, 2009, as reinvestment yields were lower than existing investments and the amount of cash received from the deposit acquisition, exceeding $550 million, could not be fully reinvested until midway through the second quarter, resulting in a significant portion of the proceeds being invested at extremely low overnight rates. As the investment strategy was completed and management focused on strategies meant to reduce overall funding costs both from the former AmTrust branches as well as throughout the Bank, the margin improved throughout the second half of the year, although overall it was lower than in 2008.

As per the table above, the earnings simulation model currently projects that net interest income for the next twelve month period would decrease by 0.8% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5% for the same scenario as of December 31, 2008. While a 200 basis point falling interest rate scenario is unrealistic in the present interest rate environment, and is thus not shown above due to the targeted federal funds rate being at an all time low of between 0.0% to 0.25%, a decrease of 100 basis points in certain intermediate and longer- term sectors of the interest rate curve is possible and is shown above despite the low levels of short-term interest rates.

Net interest income would decrease by 0.4%, 4.7% and 9.6% if rates increased by 100, 200 and 300, basis points, respectively, as compared to an increase of 0.8% in a 100 basis point increasing rate environment and decreases of 0.5% and 1.9% for the 200 and 300 basis point rising rate environments as of December 31, 2008, with this prior year non-linear result caused by an anticipation of slowing prepayment speeds and the extension risk associated with certain asset types, primarily residential mortgages and mortgage backed securities, in a 200 basis point and above rising rate environment. Of note, mortgage instruments, both loans and securities, generally exhibit a propensity to prepay at faster speeds during periods of decreasing rates, and at slower speeds when rates increase, due to the customer’s contractual ability to prepay principal without penalty by refinancing particularly when rates are falling, and general unwillingness to give up their current lower interest rate when rates are moving higher.

The increase in liability sensitivity between December 31, 2008 and December 31, 2009 was a result of changes in balance sheet composition primarily as certain borrowings were shortened or matured during 2009, replaced with more overnight borrowings or short term CDARS deposits, as well as reductions in certain CD maturities due to customer preferences and the overall lower interest rate environment. Also, an increase in MMDAs during the year, partly as a result of maturing CDs rolling into this short term product type, increased the Bank’s liability sensitivity. The continued reduction in fixed rate, longer-term residential mortgages, as the Bank sells most of its current fixed rate production into the secondary market, mitigates this liability sensitive position somewhat, but the AmTrust branch acquisition reinvestment strategy produced an increase in sensitivity due to the shorter nature of the acquired liabilities than the investments acquired with the net proceeds. WesBanco’s ALCO expects, absent any other management actions, that its net interest margin will improve through the middle of the year as funding costs continue to reduce, but if short term rates begin to rise later in 2010 and into 2011, it is expected the Bank may experience some margin compression due to the current higher liability sensitive nature of the balance sheet.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, and may continue, as appropriate, to utilize this funding source to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities. Various derivative strategies may also be employed to reduce the impact of a liability sensitive balance sheet in a rising rate environment, although such strategies would most likely result in a decrease to net interest income and the margin in the short run while permitting some mitigation of a lower margin in the longer term.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2009, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 0.9% over the next twelve months, compared to a 0.7% increase at December 31, 2008.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At December 31, 2009, the market value of equity as a percent of base in a 200 basis point rising rate environment would decrease 2.5%, and in a 200 basis point falling rate environment it would decrease 8.1%, as compared to an increase of 3.7% and a decrease of 17.5%, respectively, for the same increasing and decreasing rate environments as of December 31, 2008. WesBanco’s policy is to limit such change to minus 30% for a +/- 200 basis point change in interest rates.

WesBanco’s ALCO evaluates various strategies to reduce the exposure to interest rate fluctuations. These strategies for most of 2009 emphasized reducing funding costs to improve the net interest margin after the branch acquisition. The ALCO is currently working to reduce the year end liability sensitive position of the balance sheet by extending borrowings, reducing the size of the investment portfolio with cash flows from sales and maturing or prepaying instruments, increasing longer term CDs and CDARS deposits and non-interest bearing and low-cost interest bearing deposits and evaluating certain derivative strategies with the assistance of a third party consulting firm.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2009, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Paul M. Limbert	/s/ Robert H. Young
Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WesBanco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of WesBanco, Inc. and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Pittsburgh, Pennsylvania

March 9, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 9, 2010

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2009	2008
ASSETS
Cash and due from banks, including interest bearing amounts of $10,813 and $65,145, respectively	$82,867	$141,170
Securities:
Available-for-sale, at fair value	1,261,804	934,138
Held-to-maturity (fair values of $1,443 and $1,214, respectively)	1,450	1,450

Total securities	1,263,254	935,588

Loans held for sale	9,441	3,874

Portfolio loans:
Commercial	451,688	510,902
Commercial real estate	1,780,221	1,699,023
Residential real estate	708,397	856,999
Home equity	239,784	217,436
Consumer	290,856	319,949

Total portfolio loans, net of unearned income	3,470,946	3,604,309
Allowance for loan losses	(61,160)	(49,803)

Net portfolio loans	3,409,786	3,554,506

Premises and equipment, net	89,603	93,693
Accrued interest receivable	20,048	19,966
Goodwill and other intangible assets, net	288,292	267,883
Bank-owned life insurance	103,637	101,229
Other assets	130,424	104,132

Total Assets	$5,397,352	$5,222,041

LIABILITIES
Deposits:
Non-interest bearing demand	$545,019	$486,752
Interest bearing demand	450,697	429,414
Money market	714,926	479,256
Savings deposits	486,055	423,830
Certificates of deposit	1,777,536	1,684,664

Total deposits	3,974,233	3,503,916

Federal Home Loan Bank borrowings	496,393	596,890
Other short-term borrowings	188,522	297,805
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,176	111,110

Total borrowings	796,091	1,005,805

Accrued interest payable	9,208	10,492
Other liabilities	29,104	42,457

Total Liabilities	4,808,636	4,562,670

SHAREHOLDERS’ EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value; 1,000,000 shares authorized; 0 shares and 75,000 shares issued and outstanding, respectively	—	72,332
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2009 and 2008; outstanding: 26,567,653 shares and 26,560,889 shares in 2009 and 2008, respectively	55,487	55,487
Capital surplus	192,268	193,221
Retained earnings	340,788	344,403
Treasury stock (66,195 and 72,959 shares in 2009 and 2008, respectively, at cost)	(1,498)	(1,661)
Accumulated other comprehensive income (loss)	2,949	(3,182)
Deferred benefits for directors	(1,278)	(1,229)

Total Shareholders’ Equity	588,716	659,371

Total Liabilities and Shareholders’ Equity	$5,397,352	$5,222,041

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, including fees	$204,317	$236,923	$199,044
Interest and dividends on securities:
Taxable	38,651	28,129	20,758
Tax-exempt	14,010	14,526	14,542

Total interest and dividends on securities	52,661	42,655	35,300

Other interest income	386	2,188	2,049

Total interest and dividend income	257,364	281,766	236,393

INTEREST EXPENSE
Interest bearing demand deposits	2,921	4,809	4,695
Money market deposits	6,687	8,341	10,857
Savings deposits	2,385	3,089	5,591
Certificates of deposit	52,827	68,787	68,146

Total interest expense on deposits	64,820	85,026	89,289

Federal Home Loan Bank borrowings	21,849	20,659	13,189
Other short-term borrowings	6,971	8,401	8,754
Junior subordinated debt owed to unconsolidated subsidiary trusts	5,352	7,143	5,848

Total interest expense	98,992	121,229	117,080

NET INTEREST INCOME	158,372	160,537	119,313
Provision for credit losses	50,372	32,649	8,516

Net interest income after provision for credit losses	108,000	127,888	110,797

NON-INTEREST INCOME
Trust fees	13,746	14,883	16,212
Service charges on deposits	24,372	23,986	18,345
Bank-owned life insurance	4,623	3,807	4,019
Net securities gains	6,046	1,556	943
Net gains on sales of mortgage loans	2,094	1,594	1,664
Other income	13,708	11,520	11,756

Total non-interest income	64,589	57,346	52,939

NON-INTEREST EXPENSE
Salaries and wages	54,399	56,120	42,870
Employee benefits	19,957	16,004	14,531
Net occupancy	10,269	10,462	7,969
Equipment	10,726	10,968	7,656
Marketing	5,094	5,668	4,482
FDIC Insurance	8,817	731	355
Amortization of intangible assets	3,110	3,810	2,485
Restructuring and merger-related expenses	1,815	3,945	635
Other operating expenses	35,461	34,916	30,063

Total non-interest expense	149,648	142,624	111,046

Income before provision for income taxes	22,941	42,610	52,690
Provision for income taxes	(992)	4,493	8,021

NET INCOME	$23,933	$38,117	$44,669

Preferred dividends and expense associated with unamortized discount and issuance costs	5,233	293	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,700	$37,824	$44,669

EARNINGS PER COMMON SHARE
Basic	$0.70	$1.42	$2.09
Diluted	$0.70	$1.42	$2.09

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,566,133	26,551,467	21,359,935
Diluted	26,567,291	26,563,320	21,392,010

DIVIDENDS DECLARED PER COMMON SHARE	$0.84	$1.12	$1.10

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2009, 2008 and 2007
	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except per share amounts)	Shares	Amount	Shares	Amount
January 1, 2007	—	$—	21,496,793	$49,200	$123,170	$316,457	$(61,855)	$(8,863)	$(1,234)	$416,875

Net income						44,669				44,669
Other comprehensive income (loss)								10,313		10,313

Total comprehensive income										54,982
Dividends declared on common stock ($1.10 per share)						(24,511)				(24,511)
Treasury shares purchased			(1,045,673)				(30,683)			(30,683)
Treasury shares sold			24,697		(86)		646			560
Cumulative change in accounting principle						(298)				(298)
Tax benefit from employee benefit plans					84					84
Stock option expense					221					221
Deferred benefits for directors—net					(60)				60	—
Shares issued for acquisition			6,071,256	6,287	66,893		89,909			163,089

December 31, 2007	—	$—	26,547,073	$55,487	$190,222	$336,317	$(1,983)	$1,450	$(1,174)	$580,319

Net income						38,117				38,117
Other comprehensive income (loss)								(4,632)		(4,632)

Total comprehensive income										33,485
Preferred dividends and amortization of discount		33				(293)				(260)
Dividends declared on common stock ($1.12 per share)						(29,738)				(29,738)
Treasury shares sold			13,816		17		322			339
Issuance of preferred stock (1)	75,000	72,299								72,299
Warrant for common stock issuance					2,624					2,624
Stock option expense					303					303
Deferred benefits for directors—net					55				(55)	—

December 31, 2008	75,000	$72,332	26,560,889	$55,487	$193,221	$344,403	$(1,661)	$(3,182)	$(1,229)	$659,371

Net income						23,933				23,933
Other comprehensive income (loss)								6,131		6,131

Total comprehensive income										30,064
Preferred dividends and amortization of discount		2,668				(5,233)				(2,565)
Dividends declared on common stock ($0.84 per share)						(22,315)				(22,315)
Treasury shares sold			6,764		(52)		163			111
Repurchase of preferred stock	(75,000)	(75,000)								(75,000)
Repurchase of common stock warrant					(950)					(950)
Deferred benefits for directors—net					49				(49)	—

December 31, 2009	—	$—	26,567,653	$55,487	$192,268	$340,788	$(1,498)	$2,949	$(1,278)	$588,716

(1)	The preferred stock issued to the U.S. Treasury in the amount of $75 million was presented net of a discount of $2.7 million when issued in 2008. This preferred stock was repurchased in 2009. For more information see Footnote 3 –Repurchase of Preferred Stock and Warrant.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$23,933	$38,117	$44,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	7,589	7,351	5,865
Other net amortization (accretion)	2,739	(969)	(1,151)
Provision for credit losses	50,372	32,649	8,516
Net securities gains	(6,046)	(1,556)	(943)
Net gains on sales of mortgage loans	(2,094)	(1,594)	(1,664)
Excess tax benefits from stock-based compensation arrangements	—	—	(84)
Increase in deferred income tax assets	(8,517)	(5,395)	(2,112)
Increase in cash surrender value of bank-owned life insurance	(2,408)	(2,956)	(2,572)
Loans originated for sale	(159,474)	(117,779)	(122,091)
Proceeds from the sale of loans originated for sale	155,982	118,206	123,039
Net change in: other assets and accrued interest receivable	(8,147)	(190)	(4,423)
Net change in: other liabilities and accrued interest payable	(14,176)	(4,013)	11,072
Other—net	1,681	2,911	513

Net cash provided by operating activities	41,434	64,782	58,634

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	542,120	45,247	48,590
Proceeds from maturities, prepayments and calls	395,495	212,983	163,660
Purchases of securities	(1,261,397)	(245,903)	(239,459)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	—	—	6,754
Purchases of securities	—	—	(200)
Net cash received from acquisitions	578,573	—	7,026
Sale of branches—net of cash paid	—	(25,838)	—
Net decrease in loans	86,655	95,063	121,307
Purchases of premises and equipment—net	(2,647)	(7,138)	(9,386)
Sale of portfolio loans—net	—	2,261	1,840

Net cash provided by investing activities	338,799	76,675	100,132

FINANCING ACTIVITIES
Decrease in deposits	(126,924)	(338,574)	(39,993)
Proceeds from Federal Home Loan Bank borrowings	—	592,274	100,000
Repayment of Federal Home Loan Bank borrowings	(98,021)	(398,496)	(189,836)
(Decrease) increase in other short-term borrowings	(61,856)	(83,835)	63,197
(Decrease) increase in federal funds purchased	(47,000)	52,125	2,000
Proceeds from issuance of preferred stock and common shares warrant	—	75,000	—
Repurchase of preferred stock	(75,000)	—	—
Repurchase of common stock warrant	(950)	—	—
Dividends paid to common and preferred shareholders	(28,896)	(29,615)	(30,205)
Treasury shares sold (purchased)—net	111	339	(30,123)
Excess tax benefits from stock-based compensation arrangements	—	—	84

Net cash used in financing activities	(438,536)	(130,782)	(124,876)

Net increase (decrease) in cash and cash equivalents	(58,303)	10,675	33,890
Cash and cash equivalents at beginning of the year	141,170	130,495	96,605

Cash and cash equivalents at end of the year	$82,867	$141,170	$130,495

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$100,276	$121,584	$116,932
Income taxes paid	8,725	7,000	11,495
Transfers of loans to other real estate owned	8,514	1,997	2,812
Transfers of loans to held for sale	—	—	35,886
Transfers of held to maturity securities to available for sale securities	—	—	340,767

Summary of Business Acquisition
Fair value of tangible assets acquired	$600,257	$—	$1,239,088
Fair value of liabilities assumed	(603,086)	—	(1,184,946)
Stock issued for the purchase of acquired company’s common stock	—	—	(163,089)
Contract payment in the acquisition	(20,693)	—	(25,313)

Goodwill and other intangibles recognized	$(23,522)	$—	$(134,260)

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”)), headquartered in Wheeling, West Virginia, operates through 114 banking offices, one loan production office and 138 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc. that also operates Mountaineer Securities, WesBanco’s discount brokerage operation.

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

Variable Interest Entities—Variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. WesBanco uses VIEs in various legal forms to conduct normal business activities. WesBanco reviews the structure and activities of VIEs for possible consolidation.

A controlling financial interest in a VIE is present when a company absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has nine wholly-owned trust subsidiaries, (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 14, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns variable interests of less than twenty-five percent in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. Accordingly, these partnerships and their net assets, which are discussed below under the caption “Investments in Limited Partnerships” are not included in the Consolidated Financial Statements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement effective for annual and interim periods beginning after November 15, 2009, which amends the definition of a primary beneficiary of a VIE to an enterprise that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. Wesbanco does not believe that this statement will have a material impact on its consolidated financial statements.

Business Combinations—Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Results of operations of an acquired business are included in the Consolidated Statements of Income from the date of acquisition.

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

Cost-Method Investments: Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank stock totaling $30.9 million and $32.0 million at December 31, 2009 and 2008, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

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

Other-than-Temporary Impairment Losses: Declines in the fair value of investment securities below cost are evaluated for other-than-temporary impairment losses. Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate. For investments with a fixed or final maturity date that have unrealized losses due to market conditions or industry-related events where WesBanco does not intend to sell or be required to sell the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary.

WesBanco conducts a review each quarter for all securities which have possible indications of impairment. WesBanco further reviews any security which might be considered for an other-than-temporary-impairment write-down. In estimating other-than-temporary impairment losses, WesBanco also considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and WesBanco’s intent and ability not to sell or be required to sell its investment prior to recovery of cost. If WesBanco intends to sell or is required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If there is no intention or requirement to sell the security, and the impairment is to be considered other-than-temporary, the impairment must be separated into credit and noncredit portions. The credit portion is recognized in the Consolidated Statement of Income. The noncredit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security. This portion of the impairment is recognized in other comprehensive income in the Consolidated Balance Sheets.

Loans and Loans Held for Sale—Loans are reported at the principal amount outstanding, net of unearned income. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case recognition of income is discontinued. Loans originated and intended for sale are carried at the lower of cost or estimated market value.

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual and renegotiated loans, as well as certain loans internally classified as substandard or doubtful (as those terms are defined by banking regulations) that meet the definition of impaired loans. WesBanco recognizes interest income on non-accrual loans on the cash basis only if recovery of principal is reasonably assured. Certain consumer loans are not placed on non-accrual, and instead are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines of credit. When repossession of collateral on secured consumer loans is assured and in process, the charged-down balance is reclassified to other assets. Residential real estate loans are generally not placed on non-accrual, and instead are charged down to the net realizable value of the collateral at 180 days past due and reclassified to other assets when the foreclosure occurs. Loans may be returned to accrual status when a borrower has resumed paying principal and interest for a sustained period of at least six months and the Bank is reasonably assured of collecting the remaining contractual principal and interest. Loans are returned to accrual status at an amount equal to the principal balance of the loan at the time of non-accrual status less any payments applied to principal during the non-accrual period.

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

Larger commercial and commercial real estate loans in excess of $1.0 million that exhibit observed credit weaknesses and are deemed to be impaired are subject to individual review. Where appropriate, reserves are established for these larger impaired loans based on the present value of expected future cash flows of the loan and/or the estimated realizable value of the collateral, if any. Reserves are established for commercial and commercial real estate loans exhibiting signs of credit weakness up to $1.0 million on a pooled basis utilizing factors from the analysis for larger loans as well as from migration analysis. Reserves are established for the remainder of the commercial and commercial real estate loan portfolio based on a migration analysis, which computes historical loss rates on loans according to their internal risk grade. The risk grading system is intended to identify and measure the credit quality of all commercial and commercial real estate loans. Homogenous loans, such as consumer, residential real estate and home equity loans are not individually risk graded. Reserves for homogenous loans are based on average historical loss rates for each category. Historical loss rates for all categories of loans are calculated for multiple periods of time ranging from the most recent quarter to the past three years. Historical loss rates may be adjusted to reflect factors that, in management’s judgment, impact expected loss rates such as changing economic conditions, delinquency and non-performing loan trends, changes in internal lending policies and credit standards, and the results of examinations by bank regulatory agencies and WesBanco’s loan review function.

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

In addition to the allowance for loan losses and the liability for loss on loan commitments, a credit valuation adjustment is required against purchased loans prior to 2009 for which there is, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. The credit valuation adjustment represents a permanent reduction in the carrying value of loans and is not included as part of the allowance for loan losses. The method used to determine the amount of the credit valuation adjustment for purchased loans that require a credit valuation adjustment is similar to that used to determine the specific reserves.

Mortgage Servicing Rights—Mortgage servicing rights (“MSRs”) represent the right to service loans for third party investors. MSRs are recognized as a separate asset for the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third party investor with the servicing rights retained by WesBanco. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. Loan servicing income includes servicing fees received from the third party investors and certain charges collected from the borrowers. Originated MSRs are recorded at allocated fair value at the time of the sale of the loans to the third party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. In calculating the fair value of the MSRs, the serviced loans are segregated into pools using, as pooling criteria, the loan term and the coupon rate. Individual impairment allowances for each pool are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the pool. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio as well as numerous assumptions including servicing income and costs, market discount rates, prepayment speeds and other market driven data. The fair value of MSRs is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs. Conversely, as interest rates rise, prepayments slow down generally resulting in an increase in the fair value of MSRs. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions.

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

Other Real Estate Owned and Repossessed Assets—Other real estate owned and repossessed assets, which are considered available-for-sale and are reported in other assets, are carried at the lower of cost or their estimated current fair value, less estimated costs to sell. Other real estate owned consists primarily of properties acquired through, or in lieu of, foreclosures. Repossessed assets consist primarily of automobiles and recreational vehicles acquired to satisfy defaulted consumer loans. Subsequent declines in fair value, if any, income and expense associated with the management of the collateral, and gains or losses on the disposition of these assets are charged to current expense.

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

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more often if events or circumstances indicate they may be impaired. Finite-lived intangible assets, which consist primarily of core deposit intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from ten to sixteen years, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

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

WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market based methods to estimate the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of these methods, which may produce results that would be different than the results that could be realized in an actual transaction.

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

Interest Rate Lock Commitments—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For all IRLC issued in connection with potential loans intended for sale, which consist primarily of originated fifteen, twenty and thirty year fixed rate residential home mortgage loans, and all interest only mortgages, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk during the period between the IRLC and loan funding. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The IRLC is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and an investor. Both the IRLC and the corresponding forward sales contract for each customer is considered a derivative. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at the lower of cost or market as “Loans Held for Sale” in the Consolidated Balance Sheets.

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

Preferred Stock and Stock Warrant—The preferred securities and the warrant issued to the U.S. Treasury in 2008 under the TARP program were subsequently repurchased in 2009. Prior to the repurchase, both securities were classified as part of shareholders’ equity in the Consolidated Balance Sheets. The proceeds received in conjunction with the issuance of preferred stock and the warrant were allocated to preferred stock and the warrant based on their relative fair values. The resulting discount recognized on the preferred stock was amortized over the expected life of the preferred stock by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The amortization in each period is the amount which, together with the stated dividend in the period results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

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

Fair Value—The Accounting Standards Codification defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. The Codification also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Advertising Costs—Advertising costs are expensed as incurred and totaled $2.3 million, $2.7 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Earnings Per Common Share—Earnings per common share is computed after recognition of preferred stock dividend requirements. Basic earnings per common share (“EPS”) are calculated by dividing net income available to common stockholders, which is net of preferred dividends, by the weighted-average number of shares of common stock outstanding during each period. For diluted EPS, the weighted-average number of shares for each period is increased by the number of shares which would be issued assuming the exercise of common stock options and outstanding warrants. Shares held by the employee stock ownership plan (“ESOP”) are considered outstanding shares.

Trust Assets—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain trust assets are held on deposit at the Bank.

Comprehensive Income—Sources of comprehensive income not included in net income are net of tax and consist of unrealized gains and losses (net of fair value adjustments) on securities available-for-sale, derivatives which expired in 2008, and fluctuations in the funded status of the defined benefit pension plan as described under the “Defined Benefit Pension Plan” policy below.

Stock-Based Compensation—Stock based compensation awards granted are valued at fair value and compensation cost is recognized on a straight line basis, net of estimated forfeitures, over the requisite service period of each award.

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco also recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses.

Recent Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Levels 1 and 2 measurements of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. WesBanco does not believe that this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement which establishes the FASB Accounting Standards Codification™ (“the Codification” or “ASC”) as the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements by nongovernmental entities. All guidance contained in the Codification will carry an equal level of authority. However, in addition to the Codification rules, all interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is effective for interim reporting periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

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

In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement also required entities to disclose the date through which subsequent events have been evaluated. It is effective for interim reporting periods ending after June 15, 2009. In February 2010, the FASB issued an accounting pronouncement, that amended the subsequent events pronouncement issued in May 2009, which removed the requirement to disclose the date through which subsequent events have been evaluated. This pronouncement became effective immediately upon issuance and is to be applied prospectively. The adoption of these pronouncements did not have a material impact on WesBanco’s consolidated financial statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2009	2008	2007
Numerator for both basic and diluted earnings per common share:
Net Income	$23,933	$38,117	$44,669
Less: Preferred dividends and expense associated with unamortized discount and issuance costs	(5,233)	(293)	—

Net Income Available to Common Shareholders	$18,700	$37,824	$44,669

Denominator:
Total average basic common shares outstanding	26,566,133	26,551,467	21,359,935
Effect of dilutive stock options	1,158	11,853	32,075

Total diluted average common shares outstanding	26,567,291	26,563,320	21,392,010

Earnings per common share—basic	$0.70	$1.42	$2.09
Earnings per common share—diluted	$0.70	$1.42	$2.09

On December 5, 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock to the Treasury. The preferred dividends and expense associated with the unamortized discount are deducted from net income to arrive at net income available to common shareholders. The warrant is considered in the calculation of diluted earnings per share, but due to its anti-dilutive impact, it had no effect on earnings per share in 2008 or 2009. The warrant and preferred stock were repurchased in 2009. See Note 3, “Repurchase of Preferred Stock and Warrant” for additional information.

NOTE 3. REPURCHASE OF PREFERRED STOCK AND WARRANT

On September 9, 2009 WesBanco repurchased, from the U.S. Department of the Treasury 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under TARP, at a purchase price of $75 million plus a final accrued dividend of $250,000. The repurchase of the preferred stock resulted in WesBanco recording a $2.3 million charge in the third quarter representing the remaining unamortized discount on the preferred stock on the repurchase date, as well as certain unamortized issuance costs. These charges, along with $2.9 million of preferred stock dividends paid and amortization of related discount are reflected on the Consolidated Statements of Income above the line net income available to common shareholders for the year ended December 31, 2009.

On December 23, 2009 WesBanco repurchased from the U.S. Department of the Treasury the warrant for the purchase of 439,282 shares of its common stock for a purchase price of $950,000. The Warrant was issued on December 5, 2008. WesBanco has now completely withdrawn from the TARP program. WesBanco’s consolidated and bank subsidiary capital ratios continue to be in excess of the “well capitalized” benchmarks for regulatory purposes at December 31, 2009 after repurchase of the preferred stock and the warrant. See Note 24. “Regulatory Matters” for additional information on capital ratios.

NOTE 4. BUSINESS COMBINATION

On March 27, 2009, WesBanco completed the purchase of five branches in the Columbus, Ohio market. As part of the acquisition agreement, WesBanco assumed all of the deposit liabilities of $599.4 million, assumed the property leases, and purchased the related fixed assets of the branches. WesBanco did not acquire loans as part of the transaction, and is now operating the acquired branches under the WesBanco Bank, Inc. name. This acquisition was intended to improve WesBanco’s competitive position in the Columbus, Ohio market, with a larger market share and broader retail distribution, as well as to improve the liquidity of the Bank. WesBanco’s Consolidated Statements of Income include the results of operations of the acquired branches from the closing date of the acquisition. The aggregate purchase price for the five branches was $21.2 million.

Following is a reconciliation of the preliminary purchase price allocation:

(in thousands)	Fair Value of Tangible Net Assets Acquired
Cash	$599,265
Other tangible assets	991
Goodwill and other intangibles	23,522
Deposits	(599,353)
Other liabilities	(3,273)

Total purchase price	$21,152

Goodwill and other intangible assets were allocated to WesBanco’s community banking segment. The resulting core deposit intangible from the branch acquisition was valued at $2.8 million and has a weighted-average useful life of approximately 10 years.

NOTE 5. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2009				December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$191,184	$638	$(1,096)	$190,726	$39,241	$768	$—	$40,009
Corporate debt securities	2,886	46	—	2,932	3,019	130	—	3,149
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	684,142	15,086	(1,090)	698,138	513,942	10,130	(175)	523,897
Other residential collateralized mortgage obligations	2,569	22	—	2,591	4,242	19	(111)	4,150
Obligations of states and political subdivisions	356,693	8,818	(1,892)	363,619	352,995	7,834	(1,404)	359,425

Total debt securities	1,237,474	24,610	(4,078)	1,258,006	913,439	18,881	(1,690)	930,630
Equity securities	3,508	291	(1)	3,798	3,143	394	(29)	3,508

Total available-for-sale securities	$1,240,982	$24,901	$(4,079)	$1,261,804	$916,582	$19,275	$(1,719)	$934,138

Held-to-maturity
Corporate debt securities	$1,450	$—	$(7)	$1,443	$1,450	$—	$(236)	$1,214

Total securities	$1,242,432	$24,901	$(4,086)	$1,263,247	$918,032	$19,275	$(1,955)	$935,352

At December 31, 2009 and 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities at fair value:

	December 31, 2009
(in thousands)	Within One Year Amount	After One But Within Five Years Amount	After Five But Within Ten Years Amount	After Ten Years Amount	Total Amount
Available-for-sale
Other government agencies	$96,807	$78,143	$10,789	$4,987	$190,726
Corporate debt securities	—	2,932	—	—	2,932
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	59,499	521,163	109,037	8,439	698,138
Other residential collateralized mortgage obligations (1)	—	2,558	—	33	2,591
Obligations of states and political subdivisions	77,146	136,993	94,847	54,633	363,619
Equity securities	—	—	—	3,798	3,798

Total available-for-sale securities	$233,452	$741,789	$214,673	$71,890	$1,261,804

Held-to-maturity
Corporate debt securities (2)	—	—	—	1,443	1,443

Total securities	$233,452	$741,789	$214,673	$73,333	$1,263,247

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.

(2)	The held-to-maturity corporate debt securities are carried at an amortized cost of $1.5 million.

Securities with aggregate par values of $548.1 million and $551.1 million at December 31, 2009 and 2008, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $272.1 million, $45.2 million and $48.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Gross security gains on available-for-sale securities of $6.3 million, $1.7 million and $0.9 million and gross security losses on available-for-sale securities of $293 thousand, $199 thousand, and $19 thousand were realized for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 and 2008 gross security losses include other-than-temporary impairment losses of $235 thousand and $186 thousand, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$104,014	$(1,096)	16	$—	$—	—	$104,014	$(1,096)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	138,001	(1,070)	16	1,467	(20)	2	139,468	(1,090)	18
Other residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	50,679	(1,571)	36	12,976	(321)	27	63,655	(1,892)	63
Corporate debt securities	—	—	—	1,443	(7)	1	1,443	(7)	1
Equity securities	4	(1)	2	—	—	—	4	(1)	2

Total temporarily impaired securities	$292,698	$(3,738)	70	$15,886	$(348)	30	$308,584	$(4,086)	100

	December 31, 2008
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$—	$—	—	$—	$—	—	$—	$—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	2,956	(6)	12	16,321	(169)	10	19,277	(175)	22
Other residential collateralized mortgage obligations	—	—	—	4,095	(111)	5	4,095	(111)	5
Obligations of states and political subdivisions	42,034	(1,171)	72	12,502	(233)	24	54,536	(1,404)	96
Corporate securities	1,214	(236)	1	—	—	—	1,214	(236)	1
Equity securities	1,289	(29)	2	—	—	—	1,289	(29)	2

Total temporarily impaired securities	$47,493	$(1,442)	87	$32,918	$(513)	39	$80,411	$(1,955)	126

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

WesBanco does not believe any of the securities presented above are impaired due to reasons of credit quality, as debt securities are of investment grade quality and are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices. WesBanco does not intend to sell, and it is more likely than not that it will not be required to sell loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

NOTE 6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees of $3.3 million at December 31, 2009 and 2008, respectively.

The following table presents changes in the allowance for loan losses:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Balance at beginning of year	$49,803	$38,543	$31,979
Allowance for loan losses of acquired bank	—	—	6,405
Provision for loan losses	50,545	32,530	8,267
Charge-offs	(41,085)	(25,031)	(10,073)
Recoveries	1,897	3,761	1,965

Net charge-offs	(39,188)	(21,270)	(8,108)

Balance at end of year	$61,160	$49,803	$38,543

The following tables summarize loans classified as impaired:

	December 31,
(in thousands)	2009	2008
Balance of impaired loans with no allocated allowance for loan losses	$63,456	$25,296
Balance of impaired loans with an allocated allowance for loan losses	30,167	22,202

Total impaired loans	$93,623	$47,498

Allowance for loan losses allocated to impaired loans	$8,009	$5,113

	For the years ended December 31,
(in thousands)	2009	2008	2007
Average impaired loans	$82,828	$39,762	$25,916
Amount of contractual interest income on impaired loans	4,929	2,102	1,005
Amount of interest income recognized on a cash basis	1,236	785	437

At December 31, 2009 and 2008, Wesbanco had unfunded commitments to debtors whose loans were classified as impaired or renegotiated of $0.1 million and $0. Of the total impaired loans, there were $65.3 million and $31.7 million on nonaccrual status as of December 31, 2009 and 2008 respectively.

WesBanco acquired $18.7 million of impaired loans in the Oak Hill acquisition which closed on November 30, 2007. These loans were recorded at their fair value of $12.0 million with no associated allowance for loan losses in accordance with the provisions in the Accounting Standards Codification. The balance of these loans at December 31, 2009 and 2008, respectively, was $6.9 million and $7.5 million. The net carrying amount of these loans at December 31, 2009 and 2008 was $5.5 million and $5.9 million, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2009	2008
Other real estate owned	$8,210	$1,647
Repossessed assets	481	907

Total other real estate owned and repossessed assets	$8,691	$2,554

NOTE 7. LOANS SERVICED FOR OTHERS AND MORTGAGE SERVICING RIGHTS

As of December 31, 2009 and 2008, WesBanco serviced loans for others aggregating approximately $271.0 million and $337.8 million, respectively. Such loans are not included in the Consolidated Balance Sheets. At December 31, 2009, WesBanco held custodial funds of $2.9 million relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

At December 31, 2009 and 2008, the unamortized balance of mortgage servicing rights (MSRs) related to these loans was approximately $3.1 million and $4.3 million, respectively. The fair value of the MSRs was $3.2 million and $5.2 million at December 31, 2009 and 2008. A valuation allowance of $0.4 million was recorded at December 31, 2009 as the fair value of certain loan pools was less than their carrying value. No valuation allowance was recorded at December 31, 2008 as fair value exceeded carrying value for all loan pools. Amortization of MSRs was $0.8 million, $0.6 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2009	2008
Land and improvements	$21,956	$22,518
Buildings and improvements	96,358	95,080
Furniture and equipment	68,236	67,904

Total cost	186,550	185,502
Accumulated depreciation and amortization	(96,947)	(91,809)

Total premises and equipment, net	$89,603	$93,693

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2009, 2008 and 2007 was $7.6 million, $7.4 million and $5.9 million, respectively.

WesBanco leases certain premises and equipment under non-cancelable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under operating leases, excluding contingent rental payments, was $2.6 million, $2.5 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. WesBanco had no contingent operating leases for the year ended December 31, 2009 or 2008; however, in 2007, WesBanco had certain contingent operating leases that had a combination of minimum required payments and payments based upon usage and transactions as well as an operating lease whose payment was based solely on usage. WesBanco’s operating lease expense for contingent rentals based on usage or transactions was $0.6 million for the year ended December 31, 2007.

Future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009 are as follows (in thousands):

Year	Amount
2010	$2,089
2011	1,724
2012	1,378
2013	1,072
2014	930
2015 and thereafter	8,560

Total	$15,753

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $274.1 million and $254.2 million at December 31, 2009 and 2008, respectively. Goodwill increased $19.9 million in connection with the acquisitions of five branches in the Columbus, Ohio market. All of the goodwill related to the branch acquisition was allocated to WesBanco’s community banking segment.

WesBanco’s other intangible assets of $14.2 million primarily consist of core deposit intangibles which have finite lives and are amortized using straight line and accelerated methods. The core deposit intangible from the branch acquisition recognized in 2009 was valued at $2.8 million and has a weighted-average useful life of approximately 10 years. Other intangible assets are being amortized over weighted average estimated useful lives ranging from ten to sixteen years. Amortization of other intangible assets totaled $3.1 million and $3.8 million for the years ended December 31, 2009 and 2008, respectively. There were no events or changes in circumstances indicating impairment of core deposit intangibles as of December 31, 2009.

WesBanco completed its annual goodwill impairment test as of November 30, 2009 and determined that goodwill was not impaired. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market based methods to estimate the current fair value of its reporting units. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. Management concluded that goodwill was not impaired as of December 31, 2009.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2009	2008
Gross carrying amount	$33,375	$29,712
Accumulated amortization	(19,141)	(16,031)

Net carrying amount	$14,234	$13,681

The following table shows WesBanco’s other intangible assets amortization for each of the next five years (in thousands):

Year	Amount
2010	$2,733
2011	2,410
2012	2,088
2013	1,573
2014	1,286

NOTE 10. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary, and in no case does WesBanco’s beneficial ownership exceed 25%. At December 31, 2009 and 2008, WesBanco had $6.2 million and $7.1 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $1.6 million and $2.4 million, at December 31, 2009 and 2008, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2009, 2008 and 2007 totaling $1.0 million, $0.8 million, and $0.8 million respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $1.0 million, for each of the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009 and 2008, WesBanco recognized impairment on these partnerships in the amount of $0.3 million and $0.2 million, respectively. No impairment was recognized in 2007.

WesBanco is also a limited partner in seven other limited partnerships which provide seed money and capital to start up companies, and financing to low-income housing projects. At December 31, 2009 and 2008, WesBanco had $3.6 million and $3.5 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses for the years ended December 31, 2009, 2008 and 2007 which totaled $0.1 million, $0.4 million and $0.2 million, respectively.

NOTE 11. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $648.6 million and $520.5 million as of December 31, 2009 and 2008, respectively. Interest expense on certificates of deposit of $100 thousand or more was $20.3 million, $22.6 million and $22.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2010	$1,195,807
2011	192,970
2012	52,487
2013	193,978
2014	134,381
2015 and thereafter	7,913

Total	$1,777,536

NOTE 12. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2009 and 2008 WesBanco had FHLB borrowings of $496.4 million and $596.9 million, respectively, with a weighted-average interest rate of 3.84% and 3.90%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $30.9 million at December 31, 2009 and $32.0 million at December 31, 2008 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2009 and 2008 was estimated to be approximately $914.6 million and $848.8 million, respectively.

On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice. The FHLB of Pittsburgh stock owned by WesBanco does not have readily determinable fair value and is recorded as a cost method investment totaling $26.3 million at December 31, 2009 and 2008, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh has suspended dividends and the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of December 31, 2009, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $496.4 million outstanding at December 31, 2009, $204.5 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2009 based on their contractual maturity dates and effective interest rates:

(dollars in thousands)	Scheduled Maturity	Weighted Average Rate
Year
2010	$261,011	3.84%
2011	84,750	3.76%
2012	56,670	4.45%
2013	50,781	3.28%
2014	16,348	3.40%
2015 and thereafter	26,832	4.13%

Total	$496,392	3.84%

NOTE 13. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	December 31,
(in thousands)	2009	2008	2007
Federal funds purchased	$5,000	$52,000	$52,000
Securities sold under agreements to repurchase	180,947	245,165	228,870
Treasury tax and loan notes and other	2,575	640	645
Revolving line of credit	—	—	48,000

Total	$188,522	$297,805	$329,515

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2009	2008	2007
Outstanding balance at year end	$180,947	$245,165	$228,870
Average balance during the year	219,353	211,739	142,246
Maximum month-end balance during the year	228,654	254,141	236,964
Average interest cost at year end	2.67%	1.89%	3.20%
Average interest cost during the year	3.22%	2.91%	4.65%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. In addition, $92.0 million of the balance outstanding at December 31, 2009 was transacted with other banks, of which $50.0 million of such agreements are callable, and have fixed rates for the remainder of the agreements.

The revolving line of credit, which is a senior obligation of the parent company, was renewed with a correspondent bank on September 16, 2009. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million and matures on July 31, 2010. There were no outstanding balances as of December 31, 2009 or December 31, 2008.

NOTE 14. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, and WesBanco, Inc. Capital Trusts IV, V and VI, (“Trusts”) and Oak Hill Capital Trusts I, II, III and IV, are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco and former Oak Hill Bank, which are the sole assets of the Trusts. The Trusts pays dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the junior subordinated debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Trusts were organized Trust I in 2000, Trusts II and III in 2004, and Trust IV in 2005.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve currently allows bank holding companies to include trust preferred securities in Tier 1 Capital up to a certain limit. All such securities qualified under the current rules as Tier I instruments at December 31, 2009. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s Trust Subsidiaries with outstanding Trust Preferred Securities as of December 31, 2009:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco, Inc. Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco, Inc. Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco, Inc. Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010

Total trust preferred securities	85,000	2,638	87,638

Oak Hill Capital Trust I (5)	5,017	155	5,172	3/8/2030	3/8/2010	(9)
Oak Hill Capital Trust II (6)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust III (7)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust IV (8)	4,808	155	4,963	6/30/2035	6/30/2015

Total trust preferred securities	22,825	713	23,538

Total Consolidated trust preferred securities	$107,825	$3,351	$111,176

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.40% through March 31, 2010, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.35% through March 26, 2010, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 2.90% through March 17, 2010, adjustable quarterly.
(4)	Fixed rate of 6.37% through March 17, 2010 and three-month LIBOR plus 1.77% thereafter.
(5)	Fixed rate of 10.875% through maturity.
(6)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.68% through January 18, 2010, adjustable quarterly.
(7)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.58% through January 18, 2010, adjustable quarterly.
(8)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60% thereafter, adjustable quarterly.
(9)	Redeemable at a premium from March 8, 2010 through March 18, 2019 and at par thereafter.

NOTE 15. EMPLOYEE BENEFIT PLANS

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2009	2008
Accumulated benefit obligation at end of year	$51,545	$47,411

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,939	$49,353
Service cost	2,397	2,307
Interest cost	3,347	3,168
Actuarial (gain) loss	1,222	1,631
Benefits paid	(2,317)	(2,520)

Projected benefit obligation at end of year	$58,588	$53,939

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$46,806	$54,485
Actual return on plan assets	9,535	(10,159)
Employer contribution	5,000	5,000
Benefits paid	(2,317)	(2,520)

Fair value of plan assets at end of year	$59,024	$46,806

Amounts recognized in the statement of financial position:
Funded status	$436	$(7,133)

Net amounts recognized as prepaid (accrued) pension costs in the consolidated balance sheets	$436	$(7,133)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$260	$142
Unrecognized net loss	15,778	22,415

Net amounts recognized in accumulated other comprehensive income	$16,038	$22,557

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.20%	6.25%
Rate of compensation increase	3.25%	3.25%

The components of and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the years ended December 31,
(dollars in thousands)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$2,397	$2,307	$2,413
Interest cost	3,347	3,167	2,979
Expected return on plan assets	(3,778)	(4,551)	(4,265)
Amortization of prior service cost	(117)	(117)	(117)
Amortization of net loss	1,904	516	760

Net periodic pension cost	$3,753	$1,322	$1,770

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain) for period	$(4,732)	$16,539	$(2,337)
Amortization of prior service cost	117	117	117
Amortization of net loss	(1,904)	(516)	(760)

Total recognized in other comprehensive income	$(6,519)	$16,140	$(2,980)

Total recognized in net periodic pension cost and other comprehensive income	$(2,766)	$17,462	$(1,210)

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	6.25%	6.50%	6.00%
Rate of compensation increase	3.25%	3.50%	3.50%
Expected long-term return on assets	8.25%	8.50%	8.50%

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into the net periodic pension costs over the next fiscal year are $1.4 million and $0.1 million, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period.

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

A maximum of 10% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. Although most of the portfolio is to be invested in large capitalization stocks, up to 25% of the equity portfolio may be invested in NASDAQ stocks. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated BAA1 by Moody’s or BBB+ by Standard and Poors or higher. No more than 10% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2009 and 2008 the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $0.7 million and $1.5 million.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2009	December 31,
		2009	2008
Asset Category:
Equity securities	50 - 75%	62%	59%
Debt securities	25 - 50%	35%	41%
Cash and cash equivalents	0 - 25%	3%	0%

Total		100%	100%

The fair values of the WesBanco’s pension plan assets at December 31, 2009, by asset category are as follows:

		December 31, 2009 Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets
Registered investment companies	$5,014	$5,014	$—	$—
Equity securities	34,281	34,281	—	—
Corporate debt securities	5,163	—	5,163	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	14,599	—	14,599	—

Total defined benefit pension plan assets (1)	$59,057	$39,295	$19,762	$—

(1)	The defined benefit pension plan statement of net assets includes cash, accrued interest and dividends, and due to and due from brokers to arrive at net assets available for benefits of $59,024.

Registered investment companies and equity securities: Valued at the closing price reported on the active market on which the individual securities are traded.

U.S. government securities and corporate debt securities: Valued at fair value based on models that consider criteria such as dealer quotes, available trade data, issuer creditworthiness, market movements, sector news, and bond and swap yield curves.

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2010 and as of December 31, 2009 has not determined the amount of any voluntary contributions it may make in 2010.

The following table presents estimated benefits to be paid in each of next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2010	$2,132
2011	2,278
2012	2,510
2013	2,733
2014	2,987
2015 to 2019	20,177

Employee Stock Ownership and 401(k) Plan (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the three years ended December 31, 2009, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2009, the KSOP held 699,451 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant, at their election. Total expense for the KSOP was $1.7 million, $1.7 million, and $1.3 million in 2009, 2008 and 2007, respectively.

Key Executive Incentive Bonus and Stock Option Plan—The Key Executive Incentive Bonus and Stock Option Plan, which commenced in 1998, is a non-qualified plan that includes three components, an Annual Bonus, a Long-Term Incentive Bonus and a Stock Option component. The three components allow for payments of cash, a mixture of cash and stock, or granting of stock options, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals or on a time based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. Compensation expense for the Annual Bonus was $0.3 million, $0.7 million and $1.0 million for 2009, 2008, and 2007, respectively.

The stock option component provides for granting of stock options to eligible employees. Compensation expense for the Stock Option Plan recorded was $0.3 million and $0.2 in 2008 and 2007, respectively. No compensation expense for the Stock Option Plan was recorded in 2009. The maximum term of all options granted under WesBanco’s Stock Option Plan is ten years from the original grant date. At December 31, 2009 and 2008, WesBanco had 186,869 shares remaining for future issuance under equity compensation plans.

The total intrinsic value of options exercised for each of the years ended December 31, 2009 and 2008 was $0.1 million. The cash received and related tax benefit realized from stock options exercised at December 31, 2009 and 2008 was $0.1 million and $23 thousand and $0.3 million and $37 thousand, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2009	2008	2007
Weighted-average life	N/A	7 Years	7 Years
Risk-free interest rate	N/A	2.83%	4.56%
Dividend yield	N/A	5.16%	3.57%
Volatility factor	N/A	33.28%	21.43%
Fair value of the grants	N/A	$3.95	$4.95

The weighted-average life assumption is an estimate of the length of time that an employee might hold an option before option exercise, option expiration or employment termination. The weighted-average life assumption was developed using historical experience. WesBanco used the historical volatility of its common stock price over the weighted average life prior to each issuance as the volatility factor assumption, and current and future dividend payment expectations for the dividend assumption.

The following table shows the share activity in the Option Plan:

For the year ended December 31, 2009	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	393,128	$23.91
Granted during the year	—	—
Exercised during the year	(6,764)	14.97
Forfeited or expired during the year	(14,145)	25.75

Outstanding at end of the year	372,219	$24.00

Exercisable at year end	372,219	$24.00

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $0.

The following table shows the average remaining life of the stock options at December 31, 2009:

Year Issued	Exerciseable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2000	10,500	$22.00	10,500	$22.00	0.32
2001	55,860	20.74	55,860	20.74	1.30
2002	124,558	23.96	124,558	23.96	2.89
2004	48,000	26.60	48,000	26.60	4.38
2005 (1)	7,600	11.59 to 17.22	7,600	14.39	2.61
2007 (2)	7,851	24.25 to 29.63	7,851	28.51	4.77
2007	43,100	30.75	43,100	30.75	4.38
2008	74,750	21.72	74,750	21.72	5.39

Total	372,219	$11.59 to $30.75	372,219	$24.00	3.48

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton.

(2)	Remaining options assumed in the November 30, 2007 acquisition of Oak Hill.

NOTE 16. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, postage, ATM expenses, communications, legal fees, supplies, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Miscellaneous franchise and other taxes	$5,425	$6,559	$5,633
Consulting, regulatory and advisory fees	4,466	4,867	4,958
Postage	3,626	3,940	3,227
ATM and interchange expenses	3,387	2,805	2,294
Communications	2,959	3,008	2,070
Legal fees	2,702	2,039	1,811
Supplies	2,443	2,732	1,929
Other	10,453	8,966	8,141

Total other operating expenses	$35,461	$34,916	$30,063

NOTE 17. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2009	2008	2007
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(24.8)%	(13.4)%	(11.0)%
State income taxes, net of federal tax effect	2.8%	(1.2)%	1.0%
Bank-owned life insurance	(7.1)%	(3.1)%	(2.7)%
General business credits	(11.9)%	(6.8)%	(1.9)%
Tax effect of amended returns	0.0%	0.0%	(0.6)%
Correction of prior period security accretion	0.0%	0.0%	(3.1)%
All other—net	1.7%	0.0%	(1.5)%

Effective tax rate	(4.3)%	10.5%	15.2%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Current:
Federal	$6,135	$8,537	$9,146
State	960	(542)	987
Deferred:
Federal	(8,101)	(3,252)	(1,901)
State	14	(250)	(211)

Total	$(992)	$4,493	$8,021

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Securities, derivative transactions and defined benefit pension plan unrecognized items	$(3,655)	$2,799	$(6,880)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2009	2008	2007
Deferred tax assets:
Allowance for loan losses	$22,431	$18,601	$14,580
Compensation and benefits	3,476	5,932	1,039
Allowance for acquired loans	535	592	1,063
Depreciation and amortization	—	908	—
Purchase accounting adjustments	876	1,323	654
Non accrual interest income	963	665	246
Tax credit carryforwards	8,867	5,858	4,846
Federal net operating loss carryforwards	1,269	1,271	3,286
Other	1,071	442	403

Gross deferred tax assets	39,488	35,592	26,117

Deferred tax liabilities:
Depreciation and amortization	(781)	—	(95)
Accretion on securities	(1,590)	(1,440)	(1,239)
FHLB stock dividends	(898)	(1,134)	(1,924)
Mortgage servicing rights	(1,152)	(1,608)	(1,632)
Deferred loan fees and costs	(546)	(2,468)	(2,962)
Fair value adjustments on securities available-for-sale and derivatives	(7,777)	(6,557)	(3,468)

Gross deferred tax liabilities	(12,744)	(13,207)	(11,320)

Net deferred tax assets	$26,744	$22,385	$14,797

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $6.4 million of general business credit carryforwards which expire between 2027 and 2029. WesBanco also has $2.4 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has a deferred tax asset of approximately $1.3 million which represents the tax effect of federal net operating loss carryforwards which expire between 2024 and 2025.

As a result of the Western Ohio, Winton and Oak Hill acquisitions, retained earnings at December 31, 2009 and 2008 include $11.8 and $11.8 million, respectively, representing the qualifying and non-qualifying tax bad debt reserves of Western Ohio, Winton and Oak Hill as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $4.7 million and $4.7 million, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $2.3 million, $0.6 million, and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and December 31, 2008, WesBanco had approximately $1.2 million and $1.3 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2009, $1.1 million of these tax benefits would affect the effective tax rate if recognized. As of December 31, 2009 and December 31, 2008, accrued interest related to uncertain tax positions was $0.1 million and $0.1 million, respectively, net of the related federal tax benefit. WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as various state income tax jurisdictions. WesBanco is no longer subject to such examinations for years prior to 2006. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which WesBanco is subject. WesBanco anticipates that a reduction in the unrecognized tax benefits of up to $0.3 million may occur in the next twelve months from the expiration of statutes of limitations.

UNRECOGNIZED TAX BENEFITS

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the year ended December 31,
(in thousands)	2009	2008	2007
Balance at beginning of year	$1,351	$2,269	$1,911
Additions based on tax positions related to the current year	128	256	329
Additions for tax positions of prior years	—	—	571
Reductions for tax positions of prior years	(68)	(270)	—
Reductions due to the statute of limitations	(246)	(701)	(267)
Settlements	—	(203)	(275)

Balance at end of year	$1,165	$1,351	$2,269

NOTE 18. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are measured at fair value on a recurring or nonrecurring basis. The following is a discussion of these assets and liabilities and valuation techniques applied to each for fair value measurement:

Securities: The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 1 or 2 of the fair value hierarchy. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy. These include certain specific municipal debt issues and a limited number of illiquid equity securities.

The fair value for certain securities classified within level 3 of the fair value hierarchy are determined based on an income approach valuation technique that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs using market adjusted discount rates and other key considerations, including credit quality.

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

Other real estate owned and repossessed assets: Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. The use of management’s best judgment is a significant input in arriving at the fair value measure of the underlying collateral and are therefore classified within level 3 of the fair value hierarchy.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as defined by fair value accounting guidance within the Codification:

(in thousands)	Asset at Fair Value	December 31, 2009 Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities—available-for-sale
Other government agencies	$190,726	$—	$190,726	$—
Corporate debt securities	2,932	—	2,932	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	698,138	—	698,138	—
Other residential collateralized mortgage obligations	2,591	—	2,558	33
Obligations of state and political subdivisions	363,619	—	362,218	1,401
Equity securities	3,798	2,171	1,385	242

Total securities—available-for-sale	$1,261,804	$2,171	$1,257,957	$1,676

		December 31, 2008 Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities—available-for-sale
Other government agencies	$40,009	$—	$40,009	$—
Corporate debt securities	3,149	—	3,149	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	523,897	—	523,897	—
Other residential collateralized mortgage obligations	4,150	—	4,095	55
Obligations of state and political subdivisions	359,425	—	357,979	1,446
Equity securities	3,508	1,809	1,432	267

Total securities—available-for-sale	$934,138	$1,809	$930,561	$1,768

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	For the Year Ended December 31,
(in thousands)	2009	2008
Balance at beginning of period	$1,768	$5,994
Total gains (losses)—(realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(1)	(216)
Purchases, issuances, and settlements	(66)	(91)
Transfers in and/or out of Level 3	(25)	(3,919)

Balance at end of period	$1,676	$1,768

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios:

		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009
Impaired loans (1)	$22,158	$—	$—	$22,158
Other real estate owned and repossessed assets (2)	8,691	—	—	8,691
Mortgage servicing rights (3)	2,407	—	—	2,407
December 31, 2008
Impaired loans (1)	$17,089	$—	$—	$17,089
Other real estate owned and repossessed assets (2)	2,554	—	—	2,554

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

NOTE 19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the estimates of fair value of financial instruments:

	December 31,
	2009		2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$82,867	$82,867	$141,170	$141,170
Securities held-to-maturity	1,450	1,443	1,450	1,214
Securities available-for-sale	1,261,804	1,261,804	934,138	934,138
Net loans	3,409,786	3,273,207	3,554,506	3,626,774
Loans held for sale	9,441	9,441	3,874	3,874
Accrued interest receivable	20,048	20,048	19,966	19,966
Bank owned life insurance	103,637	103,637	101,229	101,229
Financial liabilities:
Deposits	3,974,233	3,984,671	3,503,916	3,508,233
Federal Home Loan Bank borrowings	496,393	500,336	596,890	617,518
Other borrowings	188,522	184,512	297,805	297,741
Junior subordinated debt	111,176	58,144	111,110	53,178
Accrued interest payable	9,208	9,208	10,492	10,492

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and due from banks—The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities—Fair values for securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used. The fair value of securities accounted for using the cost method is only estimated if events or changes in circumstances that may have a significant adverse effect on their fair value have been identified.

Net Loans—Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity. In the current market environment for loans, investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the market place for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.

Loans Held for Sale—The carrying amount of loans held for sale approximates its fair value.

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

Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts—Due to the nature of these instruments, which are not actively traded on an equity market, estimated fair value is based on broker prices from recent similar issuances.

Accrued Interest Payable—The carrying amount of accrued interest payable approximates its fair value.

Off-Balance Sheet Financial Instruments—Off-balance sheet financial instruments consist of commitments to extend credit including letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore not presented in the above table.

NOTE 20. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Net income	$23,933	$38,117	$44,669
Securities available for sale:
Net change in unrealized gains (losses) on securities available-for-sale	9,313	10,205	9,299
Related income tax benefit (expense) (1)	(3,478)	(3,632)	(3,751)
Unrealized gains (losses) from transfer of securities from held-to-maturity to available-for-sale	—	—	5,817
Related income tax benefit (expense) (1)	—	—	(2,298)
Net securities losses (gains) reclassified into earnings	(6,046)	(1,556)	(943)
Related income tax (benefit) expense (1)	2,258	554	373

Net effect on other comprehensive income for the period	2,047	5,571	8,497

Cash flow hedge derivatives:
Net change in unrealized gains (losses) on derivatives	—	59	38
Related income tax benefit (expense) (1)	—	(23)	(15)
Net derivative (gains) losses reclassified into earnings	—	—	—
Related income tax benefit (expense) (1)	—	—	—

Net effect on other comprehensive income for the period	—	36	23

Defined benefit pension plan:
Amortization of prior service costs	(117)	(117)	(117)
Related income tax benefit (expense) (1)	43	43	46
Recognition of unrealized gain (loss)	6,636	(16,022)	3,099
Related income tax benefit (expense) (1)	(2,478)	5,857	(1,235)

Net effect on other comprehensive income for the period	4,084	(10,239)	1,793

Total other comprehensive income (loss)	6,131	(4,632)	10,313

Comprehensive income	$30,064	$33,485	$54,982

(1)	Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The activity in accumulated other comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows:

(in thousands)	Defined Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total

Balance at January 1, 2007	$(5,686)	$(3,118)	$(59)	$(8,863)
Period change, net of tax	1,793	8,497	23	10,313

Balance at December 31, 2007	$(3,893)	$5,379	$(36)	$1,450

Period change, net of tax	(10,239)	5,571	36	(4,632)

Balance at December 31, 2008	$(14,132)	$10,950	$—	$(3,182)

Period change, net of tax	4,084	2,047	—	6,131

Balance at December 31, 2009	$(10,048)	$12,997	$—	$2,949

NOTE 21. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with loan commitments was $0.2 million and 0.4 million as of December 31, 2009 and 2008, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby and commercial letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded as its estimated fair value of $0.1 million and $0.1 million as of December 31, 2009 and 2008, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes down as the loan balances decrease.

The following table presents total commitments and letters of credit outstanding:

	December 31,
(in thousands)	2009	2008
Commitments to extend credit	$710,871	$728,994
Standby letters of credit	34,325	34,209
Affordable housing plan guarantees	4,366	4,472
Commercial letters of credit	163	2,585

Contingent Liabilities—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 22. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Through WesBanco’s acquisition of Oak Hill in 2007, WesBanco acquired $60 million of new markets tax credits (“NMTC”) authority from a wholly-owned subsidiary and Certified Development Entity (“CDE”) formerly known as Oak Hill Banks Community Development Corp. (“OHBCDC). The NMTC authority was obtained from two separate allocations of $20 million and $40 million in 2004 and 2007, respectively. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20 percent and/or median family incomes that are less than or equal to 80 percent of the area median family income.

The credit provided to the investor totals 39 percent of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to five percent of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to six percent of the total amount the investor paid to the CDE for each QEI. Oak Hill invested $20.0 million in OHBCDC for its QEIs. Oak Hill invested $10.0 million in OHBCDC during 2005 and 2004, which is the maximum total of $20.0 million permitted for its QEIs in OHBCDC. During 2008, Oak Hill was merged with and into WesBanco Bank. Accordingly, OHBCDC changed its name to WesBanco Bank Community Development Corp. (“WBCDC”). Under the authority received during 2007, WesBanco Bank will invest up to $40.0 million in WBCDC of which $7.5 million was invested in 2008 and $2.5 million was invested in 2009 for a total of $10.0 million and will be eligible to receive credits totaling $15.6 million over the seven-year credit allowance period, depending upon the timing of each QEI.

OHBCDC utilized its $20.0 million of QEI proceeds to provide “New Markets” loans to qualifying businesses located in twelve southern Appalachian counties in rural southern Ohio. Under its New Markets loan program, WBCDC will continue to provide short-term and long-term loans to a variety of qualifying businesses with non-conventional, non-conforming terms and conditions, including reduced fees, extended repayment terms, and below-market interest rates. The payments received on the loans made from the $20.0 million allocation continue to be invested in the New Markets loan program for the remainder of the seven-year allowance period. It also provides certain financial counseling services through community business workshops.

The $40.0 million allocation of NMTC authority received in 2007 is available to qualifying businesses in eleven southern Appalachian counties in rural southern Ohio. Financial counseling services will provide new business workshops in the eleven county service area as well as business counseling to Qualified Active Low Income Community Business (“QALICB”). Flexible products for the New Markets loan program remain the same as the previous $20.0 million allocation, with an emphasis on below-market interest rate loans.

WesBanco Bank recognized $1.7 and $1.6 million in new markets tax credits in its income tax provision for the years ended December 31, 2009 and 2008, respectively. Oak Hill recognized $1.1 million in new markets tax credits in its income tax provision for the period ended November 30, 2007. The following table sets forth the New Markets tax credits expected to be claimed by WesBanco Bank on its federal income tax returns for years 2010 through 2013 with respect to the aggregate QEI amounts invested by WesBanco Bank during 2009 and 2008 and Oak Hill during 2005 and 2004. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return.

(in thousands)	Aggregate QEI Amount	New Markets Tax Credit
Year		2010	2011	2012	2013
2004	$10,000	$600	$—	$—	$—
2005	10,000	600	600	—	—
2008	7,500	375	450	450	450
2009	2,500	125	125	150	150

Total	$30,000	$1,700	$1,175	$600	$600

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

At December 31, 2009, 2008 and 2007 none of the above recapture events had occurred, nor in the opinion of management are such events likely to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC and its predecessor OHBCDC as of December 31, 2009, and the results of its operations and cash flows for the year ended December 31, 2009.

BALANCE SHEET

(in thousands)	December 31, 2009
Assets
Cash and due from banks	$7,771
Loans, net of allowance for loan losses of $211 for 2009	27,889
Other assets	396

Total Assets	$36,056

Liabilities	$173
Shareholder’s Equity	35,883

Total Liabilities and Shareholders’ Equity	$36,056

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2009
Interest income
Loans	$1,230
Other	—

Total interest income	1,230
Provision for loan losses	—

Net interest income after provision for loan losses	1,230
Non-interest expense	44

Income before taxes	1,186
Provision for income taxes	415

Net income	$771

STATEMENT OF CASH FLOWS

(in thousands)	For the year ended December 31, 2009

Operating Activities
Net income	$771
Provision for losses on loans	—
Decrease in other assets	597
Increase in liabilities	(219)

Net cash provided by operating activities	1,149

Investing Activities
Decrease in loans	(3,849)

Net cash used in investing activities	(3,849)

Financing Activities
Qualified equity investment by parent company	2,498

Net cash provided by financing activities	2,498

Net decrease in cash and cash equivalents	(202)
Cash and cash equivalents at beginning of year	7,973

Cash and cash equivalents at end of year	$7,771

NOTE 23. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $16.5 million, $15.8 million and $21.3 million as of December 31, 2009, 2008, and 2007, respectively. During 2009, $6.8 million in related party loans were funded, $6.0 million were repaid and $0.1 million were no longer considered related party interests. At December 31, 2009, 2008 and 2007, none of the outstanding related party loans were past due 90 days or more, renegotiated or considered to be non-accrual.

NOTE 24. REGULATORY MATTERS

Oak Hill Banks, which was acquired on November 30, 2007 was a state non-member bank regulated by the FDIC. Effective February 15, 2008, WesBanco Bank, which had been regulated by the Federal Reserve, also became a state non-member bank regulated by the FDIC. On April 25, 2008, Oak Hill Banks was merged with and into WesBanco Bank. The Federal Reserve remains the primary regulator for WesBanco, Inc. (parent company).

WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by a bank to a parent holding company is subject to federal and state banking regulations. Under applicable federal regulations, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings and exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In July 2009, WesBanco requested and received regulatory approval for a dividend of $60 million that was in excess of the net profits limitation of WesBanco Bank.

WesBanco and its banking subsidiary are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. Average required reserve balances during 2009 and 2008 were approximately $5.0 million and $12.7 million, respectively.

Additionally, WesBanco and the bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and its banking subsidiary were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2009 and 2008. There are no conditions or events since December 31, 2009 that management believes have changed WesBanco’s “well-capitalized” category.

WesBanco currently has $111.2 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $108.0 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum Value (1)		Well Capitalized (2)	December 31, 2009		December 31, 2008
(dollars in thousands)				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00	%(3)	N/A	$410,176	7.86%	$507,075	10.27%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	410,176	11.12%	507,075	13.21%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	456,492	12.37%	555,084	14.46%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%		5.00%	$391,551	7.52%	$456,882	9.28%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	391,551	10.67%	456,882	11.99%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	437,608	11.93%	504,557	13.24%

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 25. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
ASSETS
Cash and short-term investments	$3,980	$32,833
Investment in subsidiaries—Bank	677,553	717,004
Investment in subsidiaries—Nonbank	5,480	4,737
Securities available-for-sale, at fair value	2,143	2,394
Other assets	14,756	21,170

Total Assets	$703,912	$778,138

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$111,176	$111,110
Dividends payable and other liabilities	4,020	7,657

Total Liabilities	115,196	118,767
SHAREHOLDERS’ EQUITY	588,716	659,371

Total Liabilities and Shareholders’ Equity	$703,912	$778,138

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2009	2008	2007
Dividends from subsidiaries—Bank	$73,500	$45,000	$86,800
Dividends from subsidiaries—Nonbank	250	500	472
Income from securities	110	193	142
Net securities (losses) gains	(176)	638	648
Other income	158	150	319

Total income	73,842	46,481	88,381
Total expense	7,477	9,671	8,559

Income before income tax benefit and undistributed net income of subsidiaries	66,365	36,810	79,822
Income tax benefit	(3,021)	(3,590)	(3,055)

Income before excess dividends of subsidiaries	69,386	40,400	82,877
Excess dividends of subsidiaries	(45,453)	(2,283)	(38,208)

NET INCOME	$23,933	$38,117	$44,669

Preferred dividends and expense associated with unamortized discount and issuance costs	5,233	293	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,700	$37,824	$44,669

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$23,933	$38,117	$44,669
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends of subsidiaries	45,453	2,283	38,208
Losses (gains) on sale of securities	176	(638)	(648)
Decrease (increase) in other assets	6,413	(3,256)	(2,918)
Other—net	507	3,433	991

Net cash provided by operating activities	76,482	39,939	80,302

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	1,748	1,751
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(600)	(25,200)	(42,529)

Net cash used in investing activities	(600)	(23,452)	(40,778)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrant	—	75,000	—
Repurchase of preferred stock	(75,000)	—	—
Repurchase of common stock warrant	(950)	—	—
Increase (decrease) in borrowings	—	(50,673)	39,964
Treasure stock sold (purchased)—net	111	339	(30,123)
Dividends paid to common and preferred shareholders	(28,896)	(29,615)	(30,205)

Net cash used in financing activities	(104,735)	(4,949)	(20,364)

Net increase (decrease) in cash and cash equivalents	(28,853)	11,538	19,160
Cash and short-term investments at beginning of year	32,833	21,295	2,135

Cash and short-term investments at end of year	$3,980	$32,833	$21,295

NOTE 26. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.7 billion, $2.4 billion and $3.1 billion at December 31, 2009, 2008, and 2007, respectively. These assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed Financial Information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2009:
Interest income	$257,364	$—	$257,364
Interest expense	98,992	—	98,992

Net interest income	158,372	—	158,372
Provision for loan losses	50,372	—	50,372

Net interest income after provision for loan losses	108,000	—	108,000
Non-interest income	50,843	13,746	64,589
Non-interest expense	140,345	9,303	149,648

Income before provision for income taxes	18,498	4,443	22,941
Provision for income taxes	(2,769)	1,777	(992)

Net income	$21,267	$2,666	$23,933

For the year ended December 31, 2008:
Interest income	$281,766	$—	$281,766
Interest expense	121,229	—	121,229

Net interest income	160,537	—	160,537
Provision for loan losses	32,649	—	32,649

Net interest income after provision for loan losses	127,888	—	127,888
Non-interest income	42,463	14,883	57,346
Non-interest expense	132,899	9,725	142,624

Income before provision for income taxes	37,452	5,158	42,610
Provision for income taxes	2,430	2,063	4,493

Net income	$35,022	$3,095	$38,117

For the year ended December 31, 2007:
Interest income	$236,393	$—	$236,393
Interest expense	117,080	—	117,080

Net interest income	119,313	—	119,313
Provision for loan losses	8,516	—	8,516

Net interest income after provision for loan losses	110,797	—	110,797
Non-interest income	36,727	16,212	52,939
Non-interest expense	101,817	9,229	111,046

Income before provision for income taxes	45,707	6,983	52,690
Provision for income taxes	5,228	2,793	8,021

Net income	$40,479	$4,190	$44,669

Total non-fiduciary assets of the trust and investment services segment were $18.8 million, $17.4 million, and $8.1 million at December 31, 2009, 2008, and 2007, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 27. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2009 and 2008.

	2009 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$63,201	$66,079	$65,212	$62,871	$257,364
Interest expense	25,074	26,828	24,783	22,306	98,992

Net interest income	38,127	39,251	40,429	40,565	158,372
Provision for loan losses	9,550	10,269	16,200	14,353	50,372

Net interest income after provision for loan losses	28,577	28,982	24,229	26,212	108,000
Non-interest income	12,294	13,847	17,226	15,175	58,543
Net securities gains	142	2,462	1,329	2,113	6,046
Non-interest expense	34,812	39,545	37,705	37,585	149,648

Income before income taxes	6,201	5,746	5,079	5,915	22,941
Provision for income taxes	752	2	(363)	(1,382)	(992)

Net income	$5,449	$5,744	$5,442	$7,297	$23,933

Preferred dividends	1,055	1,057	3,121	—	5,233

Net income available to common shareholders	$4,394	$4,687	$2,321	$7,297	$18,700

Earnings per common share—basic	$0.17	$0.18	$0.09	$0.27	$0.70

Earnings per common share—diluted	$0.17	$0.18	$0.09	$0.27	$0.70

	2008 Quarter ended
(dollars in thousands, except per share amounts)	March 31, (1)	June 30,	September 30,	December 31,	Annual Total
Interest income	$74,781	$70,588	$68,675	$67,722	$281,766
Interest expense	36,037	29,929	28,388	26,875	121,229

Net interest income	38,744	40,659	40,287	40,847	160,537
Provision for loan losses	5,425	5,723	6,457	15,044	32,649

Net interest income after provision for loan losses	33,319	34,936	33,830	25,803	127,888
Non-interest income	14,589	14,391	14,694	12,116	55,790
Net securities gains	506	400	276	374	1,556
Non-interest expense	36,660	36,070	36,165	33,729	142,624

Income before income taxes	11,754	13,657	12,635	4,564	42,610
Provision for income taxes	2,251	2,373	1,126	(1,257)	4,493

Net income	$9,503	$11,284	$11,509	$5,821	$38,117

Preferred dividends	—	—	—	293	293

Net income available to common shareholders	$9,503	$11,284	$11,509	$5,528	$37,824

Earnings per common share—basic	$0.36	$0.42	$0.43	$0.21	$1.42

Earnings per common share—diluted	$0.36	$0.42	$0.43	$0.21	$1.42

(1)	Certain interest income, interest expense, non-interest income and non-interest expense balances were reclassified from those appearing in the previously filed 10-Q. The reclassifications had no effect on net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2009, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included within this report immediately following “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and is incorporated in this Item 9A by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	372,219	$24.00	186,869
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to transactions and relationships with certain directors and executive officers of WesBanco is set forth under the heading “Transactions with Directors and Officers” in the Proxy Statement and is incorporated by reference. Additional information concerning related party transactions is set forth under Note 23, “Transactions with Related Parties” in the Consolidated Financial Statements.

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

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Agreement and Plan of Merger dated August 25, 2004, by and between WesBanco, Inc., WesBanco Bank, Inc., Winton Financial Corporation and Winton Savings and Loan Co.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 and Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 27, 2004.

2.2	Agreement and Plan of Merger, dated as of July 19, 2007, by and between WesBanco, Inc., WesBanco Bank, Inc., Oak Hill Financial, Inc. and Oak Hill Banks.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 20, 2007.

2.3	Branch Purchase and Assumption Agreement, dated January 21, 2009, by and between WesBanco, Inc., and AmTrust Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2009.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated April 26, 2007).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 27, 2007.

Exhibit Number	Document	Location:
3.4	Certificate of Designations for the Series A Preferred Stock.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2008.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location:

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

Exhibit Number	Document	Location:
4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.27	Form of Certificate for the Series A Preferred Stock.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 8, 2008.

10.1	Key Executive Incentive Bonus and Option Plan.	Incorporated by reference to Schedule 14A Definitive Proxy Statement (Appendix A) filed by the Registrant with the Securities and Exchange Commission on March 13, 1998.

10.2	Employment Agreements with Paul M. Limbert, John W. Moore and Jerome B. Schmitt.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

10.4	Employment Continuity Agreement with Larry G. Johnson.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.

10.5	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Edward M. George.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.6	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.7	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.8	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.9	Revolving Credit Agreement dated July 12, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

Exhibit Number	Document	Location:
10.10	Amendment, dated June 22, 2007, to the Revolving Credit Agreement dated July 12, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2007.

10.11	Amendment, dated June 8, 2009, to the Amended and Restated Credit Agreement, dated July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 10, 2009.

10.12	Amended and Restated Credit Agreement, dated September 16, 2009, to the Amended and Restated Credit Agreement dated as of July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 21, 2009.

10.13	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.14	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Dennis G. Powell and Robert H. Young.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.15	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert, Kristine N. Molnar, John W. Moore and Jerome B. Schmitt.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M. Limbert ($100,000); Kristine N. Molnar ($40,000), John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.17	Form of Amended and Restated Salary Continuation Agreement—With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.18	Amended and Restated WesBanco, Inc. KSOP.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

Exhibit Number	Document	Location:
10.19	Amendment No. 1, Second Amendment, and Third Amendment to the WesBanco, Inc., KSOP.	Incorporated by reference to Form S-8 filed by the Registrant with the Securities and Exchange Commission on April 24, 2009.

10.20	WesBanco, Inc. Deferred Compensation Plan—For Directors and Eligible Employees (as amended).	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.21	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.22	Transition Agreement and Release and Waiver of Claims dated September 30, 2008, by and between WesBanco Inc., and Kristine N. Molnar.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 6, 2008.

10.23	Consulting Agreement dated October 1, 2008, by and between WesBanco Inc., and Kristine N. Molnar.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 6, 2008.

10.24	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Robert H. Young, Dennis G. Powell, Jerome B. Schmitt and Bernard B. Twigg.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.25	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and R.E. Coffman, Jr.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.26	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and each of Paul M. Limbert, Robert H. Young, Dennis G. Powell, and Jerome B. Schmitt.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.27	Letter Agreement, dated September 9, 2009, between WesBanco, Inc., and the United States Department of the Treasury, with respect to the repurchase of the Series A Preferred Stock.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 9, 2009.

10.28	Separation Agreement and Release and Waiver of Claims, dated November 13, 2009, between WesBanco Bank, Inc., and Ralph E. Coffman, Jr.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 16, 2009.

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 2, “Earnings Per Common Share” of this Annual Report on Form 10-K.

Exhibit Number	Document	Location:
21	Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	*

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	*

*	Filed here with

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2010.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 9, 2010.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ ROBERT H. YOUNG
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ JAMES C. GARDILL
James C. Gardill
Chairman of the Board

The Directors of WesBanco (listed below) executed a power of attorney appointing Paul M. Limbert their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

James E. Altmeyer	Vaughn L. Kiger
Ray A. Byrd	Robert E. Kirkbride
R. Peterson Chalfant	D. Bruce Knox
Christopher V. Criss	Jay T. McCamic
Robert M. D’Alessandri	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Henry L. Schulhoff
John W. Fisher II	Neil S. Strawser
Ernest S. Fragale	Reed J. Tanner
John D. Kidd	Donald P. Wood