Form 10-Q
period 2010-04-30
WESBANCO INC
filed 2010-04-30
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 29, 2010, there were 26,567,653 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2010 and 2009 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

3	Quantitative and Qualitative Disclosures About Market Risk	32

4	Controls and Procedures	34

	PART II – OTHER INFORMATION
1	Legal Proceedings	35

2	Unregistered Sales of Equity Securities and Use of Proceeds	35

6	Exhibits	36

	Signatures	37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(unaudited, dollars in thousands, except per share amounts)	2010	2009

ASSETS
Cash and due from banks, including interest bearing amounts of $87,477 and $10,813, respectively	$ 160,793	$ 82,867
Securities:
Available-for-sale, at fair value	1,211,358	1,261,804
Held-to-maturity (fair values of $1,146 and $1,443, respectively)	1,451	1,450
Total securities	1,212,809	1,263,254
Loans held for sale	6,544	9,441
Portfolio loans:
Commercial	449,255	451,688
Commercial real estate	1,782,249	1,780,221
Residential real estate	683,979	708,397
Home equity	241,701	239,784
Consumer	279,773	290,856
Total portfolio loans, net of unearned income	3,436,957	3,470,946
Allowance for loan losses	(65,625)	(61,160)
Net portfolio loans	3,371,332	3,409,786
Premises and equipment, net	87,729	89,603
Accrued interest receivable	20,787	20,048
Goodwill and other intangible assets, net	287,593	288,292
Bank-owned life insurance	104,389	103,637
Other assets	128,465	130,424
Total Assets	$ 5,380,441	$ 5,397,352

LIABILITIES
Deposits:
Non-interest bearing demand	$ 540,135	$ 545,019
Interest bearing demand	461,075	450,697
Money market	783,872	714,926
Savings deposits	506,252	486,055
Certificates of deposit	1,750,231	1,777,536
Total deposits	4,041,565	3,974,233
Federal Home Loan Bank borrowings	416,750	496,393
Other short-term borrowings	176,187	188,522
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,167	111,176
Total borrowings	704,104	796,091
Accrued interest payable	7,318	9,208
Other liabilities	30,981	29,104
Total Liabilities	4,783,968	4,808,636

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2010
and 2009; outstanding: 26,567,653 shares and 26,567,653 shares in 2010 and 2009, respectively	55,487	55,487
Capital surplus	192,268	192,268
Retained earnings	344,978	340,788
Treasury stock (66,195 shares in 2010 and 2009, respectively, at cost)	(1,498)	(1,498)
Accumulated other comprehensive income	6,516	2,949
Deferred benefits for directors	(1,278)	(1,278)
Total Shareholders' Equity	596,473	588,716
Total Liabilities and Shareholders' Equity	$ 5,380,441	$ 5,397,352

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands, except per share amounts)	2010	2009
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 48,375	$ 52,059
Interest and dividends on securities:
Taxable	9,111	7,518
Tax-exempt	2,994	3,514
Total interest and dividends on securities	12,105	11,032
Other interest income	85	110
Total interest and dividend income	60,565	63,201
INTEREST EXPENSE
Interest bearing demand deposits	670	650
Money market deposits	1,943	1,246
Savings deposits	602	534
Certificates of deposit	10,160	13,404
Total interest expense on deposits	13,375	15,834
Federal Home Loan Bank borrowings	4,334	5,632
Other short-term borrowings	1,178	2,069
Junior subordinated debt owed to unconsolidated subsidiary trusts	1,045	1,539
Total interest expense	19,932	25,074
NET INTEREST INCOME	40,633	38,127
Provision for credit losses	11,500	9,550
Net interest income after provision for credit losses	29,133	28,577
NON-INTEREST INCOME
Trust fees	4,058	3,353
Service charges on deposits	5,317	5,217
Bank-owned life insurance	944	892
Net securities gains	1,405	142
Net gains on sales of mortgage loans	525	488
Loss on other real estate owned and other assets	(1,530)	(132)
Other income	4,322	2,476
Total non-interest income	15,041	12,436
NON-INTEREST EXPENSE
Salaries and wages	13,214	13,167
Employee benefits	4,997	4,707
Net occupancy	3,060	2,744
Equipment	2,604	2,542
Marketing	630	756
FDIC insurance	1,605	1,254
Amortization of intangible assets	699	698
Restructuring and merger-related expenses	200	429
Other operating expenses	8,385	8,515
Total non-interest expense	35,394	34,812
Income before provision for income taxes	8,780	6,201
Provision for income taxes	870	752
NET INCOME	$ 7,910	$ 5,449
Preferred dividends and expense associated with unamortized discount and issuance costs	-	1,055
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 7,910	$ 4,394
EARNINGS PER COMMON SHARE
Basic	$ 0.30	$ 0.17
Diluted	$ 0.30	$ 0.17
AVERAGE SHARES OUTSTANDING
Basic	26,567,653	26,561,490
Diluted	26,568,172	26,563,945
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.14	$ 0.28

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010 and 2009
								Accumulated
								Other	Deferred
(unaudited, dollars in thousands,	Preferred Stock		Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
except per share amounts)	Shares	Amount	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
January 1, 2010	-	$ -	26,567,653	$ 55,487	$ 192,268	$ 340,788	$ (1,498)	$ 2,949	$ (1,278)	$ 588,716
Net income						7,910				7,910
Other comprehensive income (loss)								3,567		3,567
Total comprehensive income										11,477
Common dividends
declared ($0.14 per share)						(3,720)				(3,720)
March 31, 2010	-	$ -	26,567,653	$55,487	$ 192,268	$ 344,978	$ (1,498)	$ 6,516	$ (1,278)	$596,473

January 1, 2009	75,000	$ 72,332	26,560,889	$ 55,487	$ 193,221	$ 344,403	$ (1,661)	$ (3,182)	$ (1,229)	$ 659,371
Net income						5,449				5,449
Other comprehensive income (loss)								3,652		3,652
Total comprehensive income										9,101
Preferred dividends and amortization
of discount		109				(1,055)				(946)
Common dividends
declared ($0.28 per share)						(7,436)				(7,436)
Treasury shares sold			6,764		(52)		163			111
Deferred benefits for directors- net					13				(13)	-
March 31, 2009	75,000	$ 72,441	26,567,653	$ 55,487	$ 193,182	$ 341,361	$ (1,498)	$ 470	$ (1,242)	$ 660,201

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2010	2009
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,242	12,452
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	66,025	12,698
Proceeds from maturities, prepayments and calls	104,996	66,166
Purchases of securities	(115,255)	(472,139)
Net cash received from acquisitions	-	583,799
Net decrease in loans	25,828	25,191
Purchases of premises and equipment – net	(153)	(851)
Net cash provided by investing activities	81,441	214,864
FINANCING ACTIVITIES:
Increase in deposits	67,457	104,862
Proceeds from Federal Home Loan Bank borrowings	20,000	-
Repayment of Federal Home Loan Bank borrowings	(99,268)	(7,766)
Decrease in other short-term borrowings	(7,226)	(11,707)
Decrease in federal funds purchased	(5,000)	(58,904)
Dividends paid to common and preferred shareholders	(3,720)	(8,166)
Treasury shares sold – net	-	111
Net cash (used in) provided by financing activities	(27,757)	18,430
Net increase in cash and cash equivalents	77,926	245,746
Cash and cash equivalents at beginning of the period	82,867	141,170
Cash and cash equivalents at end of the period	$ 160,793	$ 386,916
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 21,822	$ 22,404
Income taxes paid	-	475
Transfers of loans to other real estate owned	1,340	759
Summary of business acquisition:
Fair value of tangible assets acquired	-	600,257
Fair value of liabilities assumed	-	(603,086)
Contract payment in the acquisition	-	(20,693)
Goodwill and other intangibles recognized	$ -	$ (23,522)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION—The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS— In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that amended the subsequent events pronouncement issued in May 2009.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated.  This pronouncement became effective immediately upon issuance and is to be applied prospectively.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In January 2010, the FASB issued an accounting pronouncement to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended
	March 31,
(unaudited, in thousands, except shares and per share amounts)	2010	2009
Numerator for both basic and diluted earnings per common share:
Net Income	$ 7,910	$ 5,449
Less: Preferred dividends and expense associated with unamortized discount and issuance costs	-	(1,055)
Net income available to common shareholders	$ 7,910	$ 4,394

Denominator:
Total average basic common shares outstanding	26,567,653	26,561,490
Effect of dilutive stock options	519	2,455
Total diluted average common shares outstanding	26,568,172	26,563,945

Earnings per common share - basic	$ 0.30	$ 0.17
Earnings per common share - diluted	$ 0.30	$ 0.17

In 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock to the United States Department of the Treasury.  The preferred stock and warrant were repurchased in September of 2009 and December of 2009, respectively.  In 2009 the preferred dividends and expense associated with the unamortized discount were deducted from net income to arrive at net income available to common shareholders.  The warrant was considered in the calculation of diluted earnings per share in 2009, but due to its anti-dilutive impact, it had no effect on earnings per share.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
Other government agencies	$ 216,938	$ 1,557	$ (111)	$ 218,384	$ 191,184	$ 638	$ (1,096)	$ 190,726
Corporate debt securities	4,943	-	(5)	4,938	2,886	46	-	2,932
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	607,661	17,099	(136)	624,624	684,142	15,086	(1,090)	698,138
Other residential collateralized mortgage obligations	1,712	32	-	1,744	2,569	22	-	2,591
Obligations of state and political subdivisions	350,269	8,293	(1,119)	357,443	356,693	8,818	(1,892)	363,619
Total debt securities	1,181,523	26,981	(1,371)	1,207,133	1,237,474	24,610	(4,078)	1,258,006
Equity securities	3,698	528	(1)	4,225	3,508	291	(1)	3,798
Total available-for-sale securities	$ 1,185,221	$ 27,509	$ (1,372)	$ 1,211,358	$ 1,240,982	$ 24,901	$ (4,079)	$ 1,261,804
Held-to-maturity
Corporate debt securities	1,451	-	(305)	1,146	1,450	-	(7)	1,443
Total securities	$1,186,672	$ 27,509	$ (1,677)	$ 1,212,504	$ 1,242,432	$ 24,901	$ (4,086)	$ 1,263,247

At March 31, 2010, and December 31, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities at fair value:

	March 31, 2010
		After One But	After Five But
	Within One Year	Within Five Years	Within Ten Years	After Ten Years	Total
(unaudited, in thousands)	Amount	Amount	Amount	Amount	Amount
Available-for-sale
Other government agencies	$ 113,004	$ 84,543	$ 20,837	$ -	$ 218,384
Corporate debt securities	4,938	-	-	-	4,938
Residential mortgage-backed securities and	47,571	481,505	92,990	2,558	624,624
collateralized mortgage obligations of
government agencies (1)
Other residential collateralized mortgage		1,721	-	23	1,744
obligations(1)
Obligations of states and political subdivisions	71,737	130,434	97,908	57,364	357,443
Equity securities	-	-	-	4,225	4,225
Total available-for-sale securities	$ 237,250	$ 698,203	$ 211,735	$ 64,170	$ 1,211,358
Held-to-maturity
Corporate debt securities (2)	-	-	-	1,146	1,146
Total securities	$ 237,250	$ 698,203	$ 211,735	$ 65,316	$ 1,212,504
(1) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(2) The held-to-maturity corporate debt securities are carried at amortized cost of $1.5 million.

Securities with aggregate par values of $556.6 million and $548.1 million at March 31, 2010 and December 31, 2009, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $66.0 million, and $12.7 million for the three months ended March 31, 2010 and 2009, respectively.   Net unrealized security gains on the available-for-sale portfolio recognized in other comprehensive income net of tax as of March 31, 2010 and 2009 were $16.6 million and $14.4 million, respectively.  For the three months ended March 31, 2010, gross security gains on available-for-sale securities were $1.4 million, with no realized losses.  For the three months ended March 31, 2009, gross security gains on available-for-sale securities were $0.3 million and gross security losses were $0.2 million, attributed to impairment losses on two equity securities.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 22,893	$ (111)	6	$ -	$ -	-	$ 22,893	$ (111)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	52,281	(124)	7	589	(12)	1	52,870	(136)	8
Obligations of states and political subdivisions	54,566	(985)	55	4,059	(134)	7	58,625	(1,119)	62
Corporate debt securities	6,084	(310)	3	-	-	-	6,084	(310)	3
Equity securities	4	(1)	2	-	-	-	4	(1)	2
Total temporarily impaired securities	$ 135,828	$ (1,531)	73	$ 4,648	$ (146)	8	$ 140,476	$ (1,677)	81

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 104,014	(1,096)	16	$ -	$ -	-	$ 104,014	$ (1,096)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	138,878	(1,076)	17	590	(15)	1	139,468	(1,091)	18
Obligations of states and political subdivisions	59,659	(1,723)	56	3,996	(168)	7	63,655	(1,891)	63
Corporate debt securities	1,443	(7)	1	-	-	-	1,443	(7)	1
Equity securities	4	(1)	2	-	-	-	4	(1)	2
Total temporarily impaired securities	$ 303,998	$ (3,903)	$ 92	$ 4,586	$ (183)	$ 8	$ 308,584	$ (4,086)	$ 100

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

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are of investment grade quality and are paying principal and interest according to their contractual terms. The unrealized losses are primarily attributable to changes in broad interest rate indices.  WesBanco does not intend to sell, and it is more likely than not that it will not be required to sell loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.2 million at March 31, 2010 and $3.3 million at December 31, 2009.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2010	2009
Balance at beginning of period	$ 61,160	$ 49,803
Provision for loan losses	11,500	9,550

Charge-offs	(7,740)	(5,591)
Recoveries	705	490
Net charge-offs	(7,035)	(5,101)

Balance at end of period	$ 65,625	$ 54,252

The following tables summarize loans classified as impaired:
	March 31,	December 31,
(unaudited, in thousands)	2010	2009
Balance of impaired loans with no allocated allowance for loan losses	$ 73,216	$ 63,456
Balance of impaired loans with an allocated allowance for loan losses	54,337	30,167
Total impaired loans	$ 127,553	$ 93,623

Allowance for loan losses allocated to impaired loans	$ 11,660	$ 8,009

At March 31, 2010, Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $2.7 million.  At December 31, 2009, Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System.  WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types with a market value in excess of the outstanding balances of the borrowings.  At March 31, 2010 and December 31, 2009, WesBanco had FHLB borrowings of $416.8 million and $496.4 million, respectively, with a weighted-average interest rate of 3.64% and 3.84%, respectively.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco, totaling $29.9 million at March 31, 2010 and $30.9 million at December 31, 2009, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at March 31, 2010 and December 31, 2009 was estimated to be approximately $956.3 million and $914.6 million, respectively.

On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice.  The FHLB of Pittsburgh stock owned by WesBanco does not have readily determinable fair value and is recorded as a cost method investment totaling $26.3 million at March 31, 2010 and December 31, 2009, and is held primarily to serve as collateral on FHLB borrowings.  Although the FHLB of Pittsburgh has suspended dividends and the repurchase of excess capital stock, it is meeting its current debt obligations, has continued to exceed all required capital ratios, and has remained in compliance with statutory and regulatory requirements.  Accordingly, as of March 31, 2010, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB of Pittsburgh stock was not impaired.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $416.8 million outstanding at March 31, 2010, $136.3 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2010 based on their contractual maturity dates and effective interest rates (unaudited, in thousands):

Year	Maturity	Average Rate
2010	$ 161,760	3.63%
2011	84,627	3.76%
2012	76,653	3.64%
2013	50,734	3.28%
2014	16,329	3.40%
2015 and thereafter	26,647	4.13%
Total	$ 416,750	3.64%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2010	2009
Service cost – benefits earned during year	$ 574	$ 599
Interest cost on projected benefit obligation	867	837
Expected return on plan assets	(1,184)	(945)
Amortization of prior service cost	(29)	(29)
Amortization of net loss	300	476
Net periodic pension cost	$ 528	$ 938

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.3 million is due for 2010 which will be funded by the Plan’s available credit balance.  No decision has been made as of March 31, 2010 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

NOTE 7. FAIR VALUE MEASUREMENTS

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

Other real estate owned and repossessed assets:  Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.  The use of management’s best judgments is a significant input in arriving at the fair value measure of the underlying collateral and are therefore classified within level 3 of the fair value hierarchy.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as defined by fair value accounting guidance within the Codification:

		March 31, 2010
		Fair Value Measurements Using:
	Asset at Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Securities - available-for-sale
Other government agencies	$ 218,384	$ -	$ 218,384	$ -
Corporate debt securities	4,938	-	4,938	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	624,624	-	624,624	-
Other residential collateralized mortgage obligations	1,744	-	1,721	23
Obligations of state and political subdivisions	357,443	-	356,091	1,352
Equity securities	4,225	2,491	1,492	242
Total securities - available-for-sale	$ 1,211,358	$ 2,491	$ 1,207,250	$ 1,617

The company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels 1 and 2 for the quarter ending March 31, 2010.

		December 31, 2009
		Fair Value Measurements Using:
	Asset at Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Securities - available-for-sale
U.S. government agency notes	$ 190,726	$ -	$ 190,726	$ -
Corporate debt securities	2,932	-	2,932	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	698,138	-	698,138	-
Other residential collateralized mortgage obligations	2,591	-	2,558	33
Obligations of state and political subdivisions	363,619	-	362,218	1,401
Equity securities	3,798	2,171	1,385	242
Total securities - available-for-sale	$ 1,261,804	$ 2,171	$ 1,257,957	$ 1,676

The following tables present additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	For the Three Months Ended March 31, 2010
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited, in thousands)	Other residential collateralized mortgage obligations	Obligations of state and political subdivisions	Equity securities	Total

Beginning balance	$ 33	$ 1,401	$ 242	$ 1,676
Total gains or losses
Included in other comprehensive income	3	11	-	14
Settlements	(13)	(60)	-	(73)
Ending balance	$ 23	$ 1,352	$ 242	$ 1,617

	For the Three Months Ended March 31, 2009
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(unaudited, in thousands)	Other residential collateralized mortgage obligations	Obligations of state and political subdivisions	Equity securities	Total

Beginning balance	$ 55	$ 1,446	$ 267	$ 1,768
Transfers out of Level 3	-	-	(25)	(25)
Total gains and losses
Included in other comprehensive income	(3)	23	-	20
Settlements	-	(57)	-	(57)
Ending balance	$ 52	$ 1,412	$ 242	$ 1,706

        For the three months ended March 31, 2010 and 2009, there were no transfers into level 3, no gains or losses included in earnings, and no purchases, issuances or sales related to assets measured at fair value on a recurring basis using level 3 inputs.  Additionally, for the three months ended March 31, 2010, there were no transfers out of level 3.

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

		Fair Value Measurements Using:
	Assets at Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Impaired loans (1)	$ 42,677	$ -	$ -	$ 42,677
Other real estate owned and repossessed assets (2)	7,758	-	-	7,758
Mortgage servicing rights (3)	2,177	-	-	2,177
December 31, 2009
Impaired loans (1)	$ 22,158	$ -	$ -	$ 22,158
Other real estate owned and repossessed assets (2)	8,691	-	-	8,691
Mortgage servicing rights (3)	2,407	-	-	2,407
(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral and management’s judgment.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
       (3)   Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore written down to their fair value as determined from independent valuations.

NOTE 8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the estimates of fair value of financial instruments:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
(unaudited, in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$ 160,793	$ 160,793	$ 82,867	$ 82,867
Securities held-to-maturity	1,451	1,146	1,450	1,443
Securities available-for-sale	1,211,358	1,211,358	1,261,804	1,261,804
Net loans	3,371,332	3,223,826	3,409,786	3,273,207
Loans held for sale	6,544	6,544	9,441	9,441
Accrued interest receivable	20,787	20,787	20,048	20,048
Bank owned life insurance	104,389	104,389	103,637	103,637
Financial liabilities:
Deposits	4,041,565	4,050,947	3,974,233	3,984,671
Federal Home Loan Bank borrowings	416,750	420,959	496,393	500,336
Other borrowings	176,187	168,974	188,522	184,512
Junior subordinated debt	111,167	65,979	111,176	58,144
Accrued interest payable	7,318	7,318	9,208	9,208

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

Net loans — Fair values for loans are estimated using a discounted cash flow methodology.  The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity.  In the current market environment for loans, investors are generally requiring a much higher rate of return then the return inherent in loans if held to maturity given the lack of market liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the market place for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.

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

 NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS— In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.2 million as of March 31, 2010 and December 31, 2009, respectively.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby and commercial letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded as its estimated fair value of $0.1 million as of March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

       Affordable housing plan guarantees are performance guarantees for various building project loans.  The guarantees amortizes down as the loan balances decrease.

       The following table presents total commitments, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2010	2009
Commitments to extend credit	$ 650,035	$ 710,871
Standby letters of credit	34,274	34,325
Affordable housing plan guarantees	4,339	4,366
Commercial letters of credit	162	163

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claim contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $2.8 billion and $2.3 billion at March 31, 2010 and 2009, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended March 31, 2010:
Interest income	$ 60,565	$ -	$ 60,565
Interest expense	19,932	-	19,932
Net interest income	40,633	-	40,633
Provision for credit losses	11,500	-	11,500
Net interest income after provision for credit losses	29,133	-	29,133
Non-interest income	10,983	4,058	15,041
Non-interest expense	32,940	2,454	35,394
Income before provision for income taxes	7,176	1,604	8,780
Provision for income taxes	228	642	870
Net income	$ 6,948	$ 962	$ 7,910

For the Three Months ended March 31, 2009:
Interest income	$ 63,201	$ -	$ 63,201
Interest expense	25,074	-	25,074
Net interest income	38,127	-	38,127
Provision for credit losses	9,550	-	9,550
Net interest income after provision for credit losses	28,577	-	28,577
Non-interest income	9,083	3,353	12,436
Non-interest expense	32,405	2,407	34,812
Income before provision for income taxes	5,255	946	6,201
Provision for income taxes	374	378	752
Net income	$ 4,881	$ 568	$ 5,449

Total non-fiduciary assets of the trust and investment services segment were $19.2 million and $18.9 million at March 31, 2010 and 2009, respectively.  All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 11. SUBSEQUENT EVENT

On April 22, 2010, the WesBanco Board of Directors approved a plan to transfer a portion of the available-for-sale securities portfolio, with an amortized cost of approximately $420 million and a fair value of approximately $427 million as of March 31, 2010, into the held-to-maturity category.  The transfer will occur at the close of business on April 30, 2010.  The available-for-sale securities will be transferred at fair market value with the unrealized gain or loss recorded as a premium or discount, which will be amortized over the life of the security as an adjustment to other comprehensive income.  The securities transferred consist of both residential and other mortgage backed securities, collateralized mortgage obligations, and both taxable and tax exempt municipal obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2009 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, greater than expected outflows on recent branch acquisition deposits; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2010 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2009 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Goodwill - WesBanco performed its annual evaluation of goodwill impairment as of November 30, 2009 and concluded that goodwill was not impaired.  Based on the evaluation as of November 30, 2009, management believes that the fair value of the community banking reporting unit could decline by approximately 30% before further analysis of goodwill impairment would be required.  This decline equates to a decrease of 957 basis points in the assumed earnings growth rate from 2009 through 2014 or an increase in the discount rate assumption of approximately 258 basis points.
As of March 31, 2010, there were no significant changes in market conditions, or forecasted future income from November 30, 2009, the date of the most recent goodwill impairment evaluation.  WesBanco has noted improvement in earnings from both the first quarter of 2009 and the fourth quarter of 2009.  Therefore no interim goodwill impairment test was performed, as there were no additional indicators of potential impairment present.  If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the community banking reporting unit may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 114 branches and 136 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income available to common shareholders for the three months ended March 31, 2010 was $7.9 million, as compared to $4.4 million for the first quarter of 2009, representing an increase of 80.0% while diluted earnings per common share were $0.30 as compared to $0.17 per common share for the first quarter of 2009.

Net income increased by $2.5 million during the first quarter of 2010, as compared to the first quarter of 2009, primarily due to a $2.5 million increase in net interest income and a $2.6 million increase in non-interest income, partially offset by a $2.0 million increase in the provision for loan losses.  The 6.6% increase in net interest income resulted from a 10 basis point increase in the net interest margin to 3.57% through significant managed reductions in the cost of funds and a 2.6% increase in average earning assets primarily from the branch acquisition at the end of the 2009 first quarter.  Non-interest income increased 20.9% primarily due to $1.3 million in higher net security gains, increased trust fees resulting from the improved market, and higher fees relating to deposit accounts, debit cards and customer securities sales. Partially offsetting these increases was a $1.5 million charge in the 2010 first quarter for an additional write-down of a property in other real estate owned.

The provision for credit losses increased $2.0 million from the first quarter of 2009.  As compared to the first quarter of 2009, the provision expense was higher reflecting the general deterioration of credit quality due to the prolonged recession, particularly for commercial real estate loans.

Non-performing loans increased $27.1 million as compared to the first quarter of 2009.  The provision for loan losses exceeded net charge-offs by $4.5 million in the first quarter of 2010, thus increasing the allowance for loan losses to 1.91% of total loans at March 31, 2010 compared to 1.76% at December 31, 2009 and 1.52% at March 31, 2009.

Non-interest expenses were up only slightly as compared with last year as operating efficiencies and lower marketing expenses were offset by higher FDIC insurance premiums, occupancy costs, health care costs and other real estate owned expenses.

Net income available to common shareholders in the first quarter of 2009 was reduced by Troubled Asset Relief Program (“TARP”) related preferred dividends totaling $1.1 million.  The TARP preferred stock was repurchased in September of 2009.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2010	2009
Net interest income	$ 40,633	$ 38,127
Taxable equivalent adjustments to net interest income	1,612	1,892
Net interest income, fully taxable equivalent	$ 42,245	$ 40,019
Net interest spread, non-taxable equivalent	3.23%	2.97%
Benefit of net non-interest bearing liabilities	0.21%	0.34%
Net interest margin	3.44%	3.31%
Taxable equivalent adjustment	0.13%	0.16%
Net interest margin, fully taxable equivalent	3.57%	3.47%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities.  Net interest income increased $2.5 million or 6.6% in the first quarter of 2010 as compared to the first quarter of 2009 due to increases in both the net interest margin and in average earning assets.  The net interest margin increased 10 basis points to 3.57% and average earning assets increased 2.6% in the first quarter of 2010 as compared to the first quarter of 2009.  The increase in average earning assets was primarily the result of the acquisition of five branches at the end of the first quarter of 2009. The improvement in the net interest margin was due to a 61 basis point decrease in the average rate on interest bearing liabilities, more than offsetting smaller decreases in interest earned on assets.  Lower rates on deposits, maturities of higher rate certificates of deposit and an increase in lower cost deposits such as money market accounts all contributed to the improvement in the cost of funds.  In addition, the average balances for higher rate borrowings decreased by $173.1 million or 20.8% from the first quarter of 2009 through planned reductions utilizing the liquidity obtained through the branch acquisitions. The margin has also benefited from a 4.5% increase in average non-interest bearing deposit balances.

Interest income decreased 4.2% in the first quarter as compared to the same quarter in 2009 due to a lower yield on earning assets of 39 basis points to 5.26%, partially offset by the increase in average earning assets.  Rates decreased on all earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout the last quarter and year. Taxable securities yields decreased 63 basis points from the investment of cash acquired with the branches and the resulting overall shorter portfolio average duration.  Repricing of loans over the last nine quarters as a result of a lower interest rate environment and the reduction in interest income related to increases in non-performing loans caused a decline in loan yields of 19 basis points in the first quarter of 2010.  The increase in average earning assets of $120.9 million was primarily due to a $264.8 million increase in taxable securities as a result of the branch acquisition, partially offset by a decrease in average loan balances of $142.5 million.  In addition, proceeds from decreases in residential mortgage loans, which generally have higher yields than typical investment types, have been reinvested at lower yields, thus reducing the overall yield of the earning assets.

Average loan balance decreases are primarily due to management’s continued focus on credit risk management, continued strategic decreases in residential real estate loans through the sale of most originations and reduced commercial line usage.  These decreases were partially offset by increases in commercial real estate due to origination volumes and reduced prepayments from property refinancing and sales.  Home equity loans also increased through various marketing and targeted sales efforts in our branches.  Consumer loans declined due to reduced demand for automobile loans, and a strategic reduction in recreational vehicle product lending.

Interest expense decreased 20.5% in the first quarter primarily due to the 61 basis point decline in the average rate paid partially offset by increases in average interest bearing liabilities of 5.3%.  Rates paid on deposits declined by 52 basis points with rates on CDs declining by 80 basis points due to management reducing certain interest rates on renewing or rollover CDs in order to realize a lower cost of funds during a period of declining loan yields.  This included certain high rate, single service CDs acquired with the branches in 2009, which were allowed to mature without renewal.  In addition, CDs represented 51.0% of total deposits in the first quarter of 2010 as compared to 56.3% in the first quarter of 2009, while money market deposit accounts (“MMDA”), with a lower rate of just over 1.0%, increased to 21.5% of total deposits in the 2010 quarter, as compared to 15.7% in the first quarter of 2009.  This change in the mix of deposit types, and the reductions in higher cost borrowings, also contributed to the reduced cost of funds.  Average interest bearing deposits increased $387.8 million  or 12.6% in the first quarter of 2010 primarily due to the branch acquisition late in the first quarter of 2009.  Current balance sheet liquidity from deposit increases and loan reductions are intended to pay down certain maturing FHLB borrowings in the second quarter, resulting in some continued balance sheet reduction to preserve the net interest margin and help continue to improve capital ratios.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2010		2009
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 93,515	0.14%	$ 35,902	0.01%
Loans, net of unearned income (1)	3,456,171	5.68%	3,598,710	5.87%
Securities: (2)
Taxable	918,329	3.97%	653,516	4.60%
Tax-exempt (3)	279,432	6.59%	328,275	6.59%
Total securities	1,197,761	4.58%	981,791	5.27%
Federal funds sold	-	-	8,356	0.24%
Other earning assets	30,506	0.69%	32,341	1.30%
Total earning assets (3)	4,777,953	5.26%	4,657,100	5.65%
Other assets	636,388		599,712
Total Assets	$ 5,414,341		$ 5,256,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 459,145	0.59%	$ 432,378	0.61%
Money market accounts	746,671	1.06%	484,425	1.04%
Savings deposits	495,874	0.49%	432,432	0.50%
Certificates of deposit	1,771,825	2.33%	1,736,511	3.13%
Total interest bearing deposits	3,473,515	1.56%	3,085,746	2.08%
Federal Home Loan Bank borrowings	471,925	3.72%	593,244	3.85%
Other borrowings	186,254	2.56%	238,070	3.52%
Junior subordinated debt	111,171	3.81%	111,121	5.62%
Total interest bearing liabilities	4,242,865	1.91%	4,028,181	2.52%
Non-interest bearing demand deposits	538,052		514,973
Other liabilities	35,402		49,381
Shareholders’ Equity	598,022		664,277
Total Liabilities and
Shareholders’ Equity	$ 5,414,341		$ 5,256,812

Taxable equivalent net interest spread		3.35%		3.13%
Taxable equivalent net interest margin		3.57%		3.47%
(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans are not material.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2010
	Compared to March 31, 2009
			Net Increase
(unaudited, in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 4	$ 28	$ 32
Loans, net of unearned income	(2,013)	(1,671)	(3,684)
Taxable securities	2,733	(1,140)	1,593
Tax-exempt securities (1)	(805)	5	(800)
Federal funds sold	(3)	(2)	(5)
Other interest income	(6)	(46)	(52)
Total interest income change (1)	(90)	(2,826)	(2,916)

Increase (decrease) in interest expense:
Interest bearing demand deposits	39	(19)	20
Money market accounts	682	14	696
Savings deposits	77	(9)	68
Certificates of deposit	267	(3,511)	(3,244)
Federal Home Loan Bank borrowings	(1,119)	(179)	(1,298)
Other borrowings	(396)	(494)	(890)
Junior subordinated debt	1	(495)	(494)
Total interest expense change	(449)	(4,693)	(5,142)
Net interest income increase (decrease) (1)	$ 359	$ 1,867	$ 2,226
 (1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable future losses in the loan portfolio. The provision for loan losses increased $2.0 million compared to the first quarter of 2009, but decreased $2.9 million from the fourth quarter of 2009 to $11.5 million for the first quarter of 2010.  Lower provision expense for the 2010 first quarter as compared to the 2009 fourth quarter reflects a 49.7% decline in net charge-offs. Higher provision expense in the first quarter of 2010 as compared to the first quarter of 2009 reflects current economic conditions and their overall adverse impact on credit risk in all segments of the loan portfolio, particularly for commercial real estate loans, higher net charge-offs, elevated levels of non-performing loans, high unemployment in all WesBanco markets, and declining real estate values particularly in the Ohio metropolitan markets. The provision for loan losses exceeded net charge-offs by $4.5 million in the first quarter of 2010, thus increasing the allowance for loan losses to 1.91% of total loans at March 31, 2010 compared to 1.76% at December 31, 2009 and 1.52% at March 31, 2009. (See the Allowance for Loan Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months
	Ended March 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Trust fees	$ 4,058	$ 3,353	$ 705	21.0%
Service charges on deposits	5,317	5,217	100	1.9%
Bank-owned life insurance	944	892	52	5.8%
Net securities gains (losses)	1,405	142	1,263	889.4%
Net gains on sales of loans	525	488	37	7.6%
Loss on other real estate owned and other assets	(1,530)	(132)	(1,398)	(1059.1%)

Other Income
Service fees on ATM's and debit cards	1,915	1,722	193	11.2%
Net securities brokerage revenue	1,370	625	745	119.2%
Net insurance services revenue	482	584	(102)	(17.5%)
Other	555	(455)	1,010	222.0%
Total other income	4,322	2,476	1,846	74.6%
Total non-interest income	$ 15,041	$ 12,436	$ 2,605	20.9%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations.  WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  Non-interest income increased $2.6 million or 20.9%, primarily due to increased securities gains, growth in annuities and securities brokerage income, increased trust fees, and mortgage servicing income, partially offset by write-downs on other real estate owned assets.  Non-interest income comprised 27.0% of total net revenues for 2010 compared to 24.6% for the comparable 2009 period, with net revenue being defined as the total of net interest income and non-interest income.

Service charges on deposits, comprised primarily of customer overdraft and NSF fees, were seasonally lower than in the fourth quarter but up slightly from last year.  Due to recent regulatory changes, it is anticipated that a portion of these fees may be impacted by the middle of the third quarter due to requirements to have the customer opt in for overdraft coverage of certain types of electronic banking activities.  Some reduction in those fees is anticipated by the Bank as a result.

Net realized gains on the securities portfolio increased $1.3 million in the first quarter of 2010 as compared to the same period in 2009, while trust fees improved $0.7 million due to higher managed asset market values period over period.  The market value of trust assets under management increased from March 31, 2009 to March 31, 2010 from $2.3 billion to $2.8 billion.  Since December 31, 2009 trust assets under management have improved $0.1 billion from $2.7 billion to $2.8 billion.  The increase in trust assets was principally due to market gains experienced in 2009 which have continued through the first quarter of 2010.

Net securities and annuities brokerage revenue improved $0.7 million as compared to the first quarter of 2009, due primarily to new business obtained by new sales representatives in the Columbus, Ohio market.  Service fees on ATM’s and debit cards for the year increased $0.2 million as compared to 2009, due to a higher volume of debit card transactions during the periods, while mortgage servicing income improved $0.6 million primarily due to a noncash impairment charge recognized in the first quarter of 2009 of $0.4 million.

In the first quarter of 2010, loss on other real estate owned included a $1.5 million write-down on a hotel transferred to other real estate owned in the third quarter of 2009.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months
	Ended March 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Salaries and wages	$ 13,214	$ 13,167	$ 47	0.4%
Employee benefits	4,997	4,707	290	6.2%
Net occupancy	3,060	2,744	316	11.5%
Equipment	2,604	2,542	62	2.4%
Marketing	630	756	(126)	(16.7%)
FDIC Insurance	1,605	1,254	351	28.0%
Amortization of intangible assets	699	698	1	0.1%
Restructuring and merger-related expenses	200	429	(229)	(53.4%)

Other operating expenses
Miscellaneous franchise, and other taxes	1,504	1,433	71	5.0%
Consulting, regulatory, and advisory fees	856	1,079	(223)	(20.7%)
Postage	933	926	7	0.8%
ATM and interchange expenses	692	825	(133)	(16.1%)
Communications	693	727	(34)	(4.7%)
Legal fees	712	723	(11)	(1.5%)
Other real estate owned and foreclosure expenses	714	138	576	417.4%
Supplies	604	647	(43)	(6.6%)
Other	1,677	2,017	(340)	(16.9%)
Total other operating expenses	8,385	8,515	(130)	(1.5%)
Total non-interest expense	$ 35,394	$ 34,812	$ 582	1.7%

Non-interest expense increased $0.6 million or 1.7% in the first quarter of 2010 as compared to the same period in 2009 due to increases in FDIC insurance, employee health care, other real estate owned expenses, and net occupancy partially offset by a decline in merger-related expenses, marketing and consulting fees.

FDIC insurance in the first quarter of 2010 increased $0.4 million compared to the same period in 2009 due to an increase in the FDIC rates on insured deposits, and, to a lesser extent, the increase in deposits derived from the branch acquisition in March 2009.

Salaries and wages remained relatively flat, increasing only $47,000 for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to higher brokerage commissions partially offset by a reduction in full time equivalent employees.  Full time equivalent employees declined from 1,448 at March 31, 2009 to 1,379 at March 31, 2010 primarily as the result of planned efficiencies created through a reduction in overtime and other hours worked in certain retail branches and other departments, and a workforce reduction in the fourth quarter of 2009 as a result of the Company’s overall strategy to reduce expenses.  Employee benefits increased $0.3 million in the first quarter of 2010 compared to the prior year due to higher employee health insurance and KSOP costs offset somewhat by lower defined benefit pension expenses resulting from market gains experienced in 2009.

In the first quarter of 2010, other real estate owned and foreclosure expenses increased $0.6 million as compared to the first quarter of 2009 primarily due to increased foreclosure activity and the operation of a hotel located in the Columbus, Ohio market which was transferred to other real estate owned in the third quarter of 2009.

The March 2009 branch acquisition and increased snow removal expenses resulted in higher net occupancy expenses of $0.3 million in the first quarter of 2010, while restructuring and merger-related expenses and consulting expenses each declined $0.2 million as compared to the first quarter of 2009.  Marketing expenses declined slightly from the first quarter of 2009 primarily due to reduced advertising and reduced free checking promotions in the first quarter of 2010.

ATM and interchange expenses, communications, legal, travel and entertainment, supplies and other miscellaneous operating expenses all experienced declines in the first quarter of 2010 mostly related to management’s continued efforts to manage costs.  These cost reductions were partially offset by increased foreclosure expenses and higher expenses relating to electronic banking activities.

INCOME TAXES

For the first three months of 2010 the provision for income taxes increased $0.1 million due to a 42% increase in pre-tax income, offset by a decrease in the effective tax rate.  For 2010 the effective tax rate decreased to 9.9% as compared to 12.1% in the first three months of 2009 due to a $0.2 million adjustment relating to the reversal of certain prior period tax credits in the first quarter of 2009.  Excluding the prior period tax adjustment in 2009, the effective tax rate for 2010 increased due primarily to a lower percentage of tax-exempt income to total income.

FINANCIAL CONDITION

Total assets decreased 0.3% in the first three months of 2010, while total shareholders’ equity increased 1.3% as compared to December 31, 2009.  The decrease in total assets is primarily attributable to a 1.1% reduction in the net loan portfolio coupled with a 4.0% decrease in investment securities, which were partially offset by an increase in cash and due from banks.  The loan portfolio decrease is a result of WesBanco’s continued strategic reduction in residential loan balances, while continuing to focus on improving overall credit quality, coupled with a reduction in consumer loan demand and normal paydowns on consumer and residential loans. Investment securities decreased primarily as a result of repayments and scheduled maturities which were partially used to paydown FHLB advances and other short-term borrowings.  Total shareholders’ equity increased by approximately $7.8 million primarily due to net income available to common shareholders exceeding dividends for the period by $4.2 million and a $3.6 million increase in unrealized gains in the available-for-sale securities portfolio, which are included net of the tax effect in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies	$ 218,384	$ 190,726	$ 27,658	14.5%
Corporate debt securities	4,938	2,932	2,006	68.4%
Residential mortgage-backed securities and collateralized	624,624	698,138	(73,514)	(10.5%)
mortgage obligations of government agencies
Other residential collateralized mortgage obligations	1,744	2,591	(847)	(32.7%)
Obligations of states and political subdivisions	357,443	363,619	(6,176)	(1.7%)
Equity securities	4,225	3,798	427	11.2%
Total securities available-for-sale	$ 1,211,358	$ 1,261,804	$ (50,446)	(4.0%)
Securities held-to-maturity (at amortized cost):
Corporate debt securities	1,451	1,450	1	0.1%
Total securities	$ 1,212,809	$ 1,263,254	$ (50,445)	(4.0%)
Available-for-sale securities:
Weighted average taxable equivalent yield at the respective period end	4.42%	4.57%
As a % of total securities	99.9%	99.9%
Weighted average life (in years)	3.6	3.7
Held-to-maturity securities:
Weighted average yield at the respective period end	9.71%	9.71%
As a % of total securities	0.1%	0.1%
Weighted average life (in years)	20.1	20.3
(1) At March 31, 2010 and December 31, 2009, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

          Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by 4.0% from December 31, 2009 to March 31, 2010, while decreasing by 14.3% from the first quarter of 2009.  The decrease from year end was due primarily to the sale of $66.0 million of securities at realized gains and $50.0 million of principal paydowns on mortgage-backed securities.  The proceeds from the previously mentioned sales were used for liquidity purposes and also for repayment of short term borrowings.  These sales and paydowns were accompanied by calls and maturities totaling $54.9 million, and offset by purchases of $115.1 million.

LOANS AND CREDIT RISK

Loans represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income.  Business purpose loans consist of commercial real estate (“CRE”) loans and other commercial and industrial (“C&I”) loans that are not secured by real estate.  Consumer purpose loans consist of residential real estate loans, home equity lines of credit and other consumer loans.  Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market, but at times may also include other types of loans.  Each category entails certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. The outstanding balance of each major category of the loan portfolio is summarized in Table 7.

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

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency.  WesBanco also monitors general economic conditions, including employment, housing activity and real estate values in each of its markets.  WesBanco also periodically evaluates and changes its underwriting standards when conditions indicate that a change may be appropriate based on market conditions or other external factors.  Credit risk is also regularly evaluated for the impact of adverse economic and other events that increase the risk of default and the potential loss in the event of default to understand their impact on the Company’s earnings and capital.

TABLE 7. COMPOSITION OF LOANS

	March 31, 2010		December 31, 2009
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial and industrial	$ 449,255	13.1%	$ 451,688	13.0%
Commercial real estate:
Land and construction	255,288	7.4%	254,637	7.3%
Other	1,526,961	44.3%	1,525,584	43.8%
Residential real estate:
Land and construction	9,414	0.3%	8,787	0.3%
Other	674,565	19.6%	699,610	20.1%
Home equity	241,701	7.0%	239,784	6.9%
Consumer	279,773	8.1%	290,856	8.3%
Total portfolio loans	3,436,957	99.8%	3,470,946	99.7%
Loans held for sale	6,544	0.2%	9,441	0.3%
Total Loans	$ 3,443,501	100.0%	$ 3,480,387	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans decreased $36.9 million or 1.1% between December 31, 2009 and March 31, 2010, primarily due to the continued intentional reduction of residential real estate loans through sales of new loans in the secondary market which represented 68% or $25.0 million of the decline in total portfolio loans from December 31, 2009.  Consumer loans declined $11.1 million primarily due to reduced demand as well as a reaction from tighter underwriting standards.  CRE loans, which include commercial land and construction, increased $2.0 million as opportunities to finance quality real estate projects continued to be available despite the downturn in the economy.  Retention of existing CRE loans was also aided by a reduction in prepayments from secondary or capital market sources of refinancing of portfolio loans.  The less active secondary market together with other banks’ efforts to decrease real estate loans or change the risk profile of their portfolio also contributed to new opportunities for CRE loans.  C&I loans declined $2.4 million as loan demand continued to decrease due to economic conditions and a reduction in business activity.  Home equity lines of credit continued to increase in 2010 by $1.9 million despite declining home values and the tightening of credit standards, primarily due to marketing campaigns and retail incentive opportunities.  WesBanco continues to focus on improving the overall profitability of the loan portfolio through disciplined underwriting and pricing practices.

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

Loans are categorized as renegotiated or troubled debt restructured when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Concessions that may be granted include a reduction of the interest rate below the current market interest rate, the amount of accrued interest, or the principal amount of the loan.  These loans remain on accrual status as long as they continue to perform in accordance with their modified terms.  Loans may be removed from renegotiated status after they have performed according to the renegotiated terms for a period of time if the interest rate under the modified terms is at or above market, or they may move to non-accrual if they do not perform in accordance with the loans’ modified terms.

Other impaired loans consist of loans that are internally classified as substandard that have not been placed on non-accrual or renegotiated but are not fully secured by the value of the collateral or the observable market price for the loan is less than its outstanding balance.  Other impaired loans include loans for which a specific reserve is established and acquired loans for which a credit valuation adjustment was recorded at the time of acquisition.  Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.

Other real estate and repossessed assets consist primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property.

TABLE 8. NON-PERFORMING ASSETS

	March 31,	December 31,
(unaudited, dollars in thousands)	2010	2009
Non-accrual loans:
Commercial and industrial	$ 13,152	$ 12,749
Commercial real estate	38,442	38,210
Residential real estate	15,424	13,228
Home equity	1,113	818
Consumer	308	268
Total non-accrual loans	68,439	65,273
Renegotiated loans:
Commercial and industrial	450	552
Commercial real estate	25,289	11,468
Residential real estate	3,309	2,826
Consumer	140	142
Total renegotiated loans	29,188	14,988
Total non-performing loans	$ 97,627	$ 80,261
Other real estate owned and repossessed assets	7,758	8,691
Total non-performing assets	$ 105,385	$ 88,952

Non-performing loans/total loans	2.84%	2.31%
Non-performing assets/total loans, other real estate and repossessed assets	3.06%	2.56%

TABLE 9. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(unaudited, in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets
Beginning balance, December 31, 2009:	$65,273	$14,988	$13,362	$8,691
Activity during the quarter:
Additions, including transfers from other categories	12,289	14,997	18,221	-
Real estate foreclosures or deeds in lieu of foreclosure	-	-	-	1,340
Repossessions of other collateral	-	-	-	1,384
Reductions, including transfers to other categories	(150)	(58)	(1,583)	-
Charge-offs or charge-downs	(3,611)	-	-	(1,500)
Other real estate sold	-	-	-	(767)
Repossessed assets sold	-	-	-	(1,515)
Principal payments and other changes, net	(5,362)	(739)	(74)	125
Ending balance, March 31, 2010:	$68,439	$29,188	$29,926	$7,758

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $17.4 million from December 31, 2009 to $97.6 million or 2.84% as a percent of total loans at March 31, 2010.  Non-performing loans increased from December 31, 2009 primarily due to a $14.2 million or 94.7% increase in renegotiated loans mostly related to CRE loans.  CRE loans and residential real estate loans represent approximately 65% and 19%, respectively of non-performing loans at March 31, 2010, while approximately 18% of the nonperforming loans related to CRE land development and construction.  CRE has been impacted by rising vacancy rates and declining property values across all classes of property particularly in the metropolitan markets of central and southwestern Ohio.  More residential real estate loans are experiencing extended delinquency that requires them either to be renegotiated to avoid foreclosure whenever possible, or placed on non-accrual even if they remain adequately secured.  Although categorized as non-performing loans, renegotiated loans are accruing if they generally continue to perform in accordance with their modified terms.  At March 31, 2010, approximately $28.4 million or 97% of renegotiated loans were current and none were more than 90 days past due.  Non-accrual loans include $6.6 million of loans whose terms have also been renegotiated to provide a concession to the borrower.

Total impaired loans, which represent non-accrual, renegotiated and other impaired loans, increased $33.9 million from December 31, 2009 to $127.6 million at March 31, 2010.  In addition, impaired loans with an allocated allowance for loan losses increased $24.2 million from December 31, 2009 to $54.3 million, reflecting the deterioration in value of the underlying collateral associated with these loans.

As compared to December 31, 2009, other real estate owned assets declined $0.9 million as of March 31, 2010 to $7.8 million primarily due to the $1.5 million write-down of a hotel in the first quarter.

TABLE 10. LOANS ACCRUING INTEREST PAST DUE

	March 31,	December 31,
(unaudited, dollars in thousands)	2010	2009
Loans past due 90 days or more:
Commercial and industrial	$ 23	$ 17
Commercial real estate	2,237	1,503
Residential real estate	1,908	2,655
Home equity	554	274
Consumer	480	826
Total loans past due 90 days or more	$ 5,202	$ 5,275

Loans past due 30 to 89 days:
Commercial and industrial	$ 3,954	$ 1,982
Commercial real estate	6,013	5,052
Residential real estate	7,013	8,865
Home equity	2,384	2,562
Consumer	5,420	6,935
Total loans past due 30 to 89 days	$ 24,784	$ 25,396

Loans past due 90 days or more and accruing/total loans	0.15%	0.15%
Loans past due 30-89 days/total loans	0.72%	0.73%

The decrease in loans past due reflected in the foregoing table is the result of loans migrating to non-performing status as well as a decrease in early stage delinquencies during the quarter.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 2010 increased $11.4 million to $65.6 million or 1.91% of total loans as compared to 1.52% at March 31, 2009, due to general economic conditions, declining collateral values and other correlated factors that indicate a higher level of probable but unconfirmed loss primarily in CRE and C&I loan categories.  Net loan charge-offs increased $1.9 million for the three months ended March 31, 2010 compared to the same period last year, with the most significant charges in the current quarter related to CRE loans due to declining property values.  As compared to the fourth quarter of 2009, net charge-offs in the first quarter of 2010 declined 50%.  Net annualized loan charge-offs to average loans were 0.83% for the quarter ended March 31, 2010 compared to 0.57% for same period last year.

TABLE 11. ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2010	2009
Beginning balance of allowance for loan losses	$ 61,160	$ 49,803
Provision for loan losses	11,500	9,550
Charge-offs:
Commercial and industrial	1,529	1,151
Commercial real estate	3,483	1,789
Residential real estate	1,023	571
Home equity	42	210
Consumer	1,427	1,611
Total loan charge-offs	7,504	5,332
Deposit account overdrafts	236	259
Total loan and deposit account overdraft charge-offs	7,740	5,591

Recoveries:
Commercial and industrial	4	47
Commercial real estate	273	14
Residential real estate	6	5
Home equity	2	7
Consumer	329	297
Total loan recoveries	614	370
Deposit account overdrafts	91	120
Total loan and deposit account overdraft recoveries	705	490
Net loan and deposit account overdraft charge-offs	7,035	5,101
Ending balance of allowance for loan losses	$ 65,625	$ 54,252

Net charge-offs as a percentage of average total loans:
Commercial and industrial	1.34%	0.91%
Commercial real estate	0.72%	0.41%
Residential real estate	0.58%	0.27%
Home equity	0.07%	0.37%
Consumer	1.53%	1.11%
Total loan charge-offs	0.80%	0.57%

Allowance for loan losses as a percentage of total loans	1.91%	1.52%
Allowance for loan losses to total non-performing loans	0.67x	0.77x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	0.64x	0.71x
Allowance for loan losses to trailing twelve months' net charge-offs	1.61x	2.38x

The allowance for loan losses provided coverage of 67% of non-performing loans at March 31, 2010 compared to coverage of 77% at March 31, 2009.  The decrease in this coverage ratio reflects an increase in the allowance for loan losses from $54.3 million at March 31, 2009 to $65.6 million at March 31, 2010 which was more than offset by an increase in non-performing loans from $70.5 million at March 31, 2009 to $97.6 million at March 31, 2010.  The increase in non-performing loans from $70.5 million at March 31, 2009 to $97.6 million at March 31, 2010 resulted in a $5.8 million increase in specific reserves since March 31, 2009 primarily due to declining appraised values on impaired CRE loans during this period.  The determination of specific reserves for non-performing loans considers the value of supporting collateral and therefore, the coverage of the allowance for loan losses to non-performing loans may trend downward over time as a higher portion of the loan portfolio is classified as non-performing. The $65.6 million allowance at March 31, 2010 represented 161% of net charge-offs for the trailing twelve months ended March 31, 2010 and 230% of annualized first quarter 2010 net charge-offs.

Table 12 summarizes the allowance for loan losses allocated to each major segment of the loan portfolio.

TABLE 12. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2010	Total	2009	Total
Commercial and industrial	$ 15,833	24.1%	$ 13,659	22.3%
Commercial real estate	35,092	53.5%	32,654	53.4%
Residential real estate	4,869	7.4%	4,919	8.0%
Home equity	2,091	3.2%	2,309	3.8%
Consumer	6,766	10.3%	6,649	10.9%
Deposit account overdrafts	974	1.5%	970	1.6%
Total allowance for loan losses	$ 65,625	100.0%	$ 61,160	100.0%

Components of the allowance for loan losses:
General reserves	$ 53,965		$ 53,151
Specific reserves	11,660		8,009
Total allowance for loan losses	$ 65,625		$ 61,160

The allowance for loan losses allocated to CRE, C&I and consumer loans increased from December 31, 2009 to March 31, 2010, while the allocation to residential real estate and home equity loans declined and deposit account overdrafts remained relatively flat. The allowance for CRE loans increased from December 31, 2009 primarily to reflect recessionary market conditions that have resulted in decreased collateral values and increased non-performing loans.  The increase in the allowance allocated to C&I loans was due to higher historical loss rates.

Although the allowance is allocated as described in Table 12, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at March 31, 2010.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 13. DEPOSITS

	March 31,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Non-interest bearing demand	$ 540,135	$ 545,019	$ (4,884)	(0.9%)
Interest bearing demand	461,075	450,697	10,378	2.3%
Money market	783,872	714,926	68,946	9.6%
Savings deposits	506,252	486,055	20,197	4.2%
Certificates of deposit	1,750,231	1,777,536	(27,305)	(1.5%)
Total deposits	$ 4,041,565	$ 3,974,233	$ 67,332	1.7%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 114 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits increased by $67.3 million or 1.7% during the quarter ended March 31, 2010; however, excluding deposits held by single service former AmTrust customers, total deposits increased $110.6 million as compared to December 31, 2009.

Money market deposits, interest bearing demand and savings deposits increased by 9.6%, 2.3% and 4.2%, respectively, during the first quarter due to continued efforts to obtain more account relationships, which possess a lower overall cost and an above market rate offering on certain MMDA account types. Various retail banking and corresponding marketing efforts have generated this increase, which was partially offset by a decline in non-interest bearing demand deposits, due primarily to seasonal factors affecting business deposits.

The 1.5% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to stimulate growth in retail deposit relationships with a focus on an overall product mix that can be offered at a lower cost to the bank.  The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace.  WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Service (CDARS®) program, which had $185.3 million in total outstanding balances at March 31, 2010, as compared to $134.2 million at December 31, 2009.  Certificates of deposit of $100,000 or more were approximately $725.9 million at March 31, 2010 as compared to $648.6 million at December 31, 2009, while certificates of deposit totaling approximately $972.8 million at March 31, 2010 with a cost of 1.84% are scheduled to mature and reprice within the next year.  Current market rates for certificates of deposit should result in a lower total certificate of deposit cost from these maturities assuming rates stay the same.  WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 14. BORROWINGS

	March 31,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Federal Home Loan Bank borrowings	$ 416,750	$ 496,393	$ (79,643)	(16.0%)
Other short-term borrowings	176,187	188,522	(12,335)	(6.5%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,167	111,176	(9)	(0.0%)
Total borrowings	$ 704,104	$ 796,091	$ (91,987)	(11.6%)

 Borrowings are a less significant source of funding for WesBanco, however, in the current yield curve environment, certain borrowings may be more expensive than other available funding sources including deposits. During the first quarter of 2010, WesBanco reduced Federal Home Loan Bank and other short-term borrowings, including federal funds purchased, and replaced them with lower cost deposits, or used other available cash flows for their payoff.  Additional maturities of $106.6 million in the second quarter will permit a further lowering of the cost of wholesale borrowings as today’s offerings are much cheaper, or management will use available cash to permit their payoff.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $176.2 million at March 31, 2010 as compared to $188.5 million at December 31, 2009. The decrease in these borrowings have occurred primarily as a result of a $7.7 million decrease in securities sold under agreements to repurchase and a $5.0 million decrease in federal funds purchased.  The revolving line of credit, which is a senior obligation of the parent company, was renewed with a correspondent bank on September 16, 2009.  The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million.  There were no outstanding balances as of March 31, 2010 or December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and affordable housing plan guarantees. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders' equity was $596.5 million at March 31, 2010 compared to $588.7 million at December 31, 2009. Total equity increased due to net income available to common shareholders during the current three-month period of $7.9 million and a $3.6 million change in other comprehensive income. The increase was partially offset by the declaration of common shareholder dividends totaling $3.7 million.

WesBanco did not purchase any shares during the current three-month period under an existing one million share repurchase plan.  At March 31, 2010, remaining WesBanco common stock authorized to be purchased as part of the current one million share repurchase plan totaled 584,325 shares.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco Bank (the “Bank”), as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2010, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $20.0 million from the Bank.  WesBanco seeks to continue improving its capital ratios as short-term debt matures and is paid off from investment and loan cash flows.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum	Well	March 31, 2010		December 31, 2009
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 414,870	8.07%	$ 410,176	7.86%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	414,870	11.42%	410,176	11.12%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	460,516	12.68%	456,492	12.37%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 390,573	7.62%	$ 391,551	7.52%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	390,573	10.82%	391,551	10.67%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	435,946	12.08%	437,608	11.93%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

LIQUIDITY RISK

Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations at a reasonable cost.  Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its obligations. An institution’s obligations, and the funding sources to meet them, depend significantly on its business mix, balance sheet structure, and the cash flows of its on- and off-balance sheet obligations. Institutions confront various internal and external situations that can give rise to increased liquidity risk including funding mismatches, market constraints on funding sources, contingent liquidity events, changes in economic conditions, and exposure to credit, market, operation, legal and reputation risk.  Wesbanco actively manages liquidity risk through its ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base.  Liquidity is centrally monitored by WesBanco’s Asset/Liability Committee (“ALCO”).

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

Securities are the principal source of short-term liquidity for WesBanco.  Securities totaled $1,212.8 million at March 31, 2010, of which $1,211.4 million were classified as available-for-sale, including net unrealized gains of $26.1 million.  At March 31, 2010, WesBanco has approximately $14.8 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $185.8 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $170.4 million based on current prepayment speeds, from loans held for sale totaling $6.5 million, from loans scheduled to mature within the next year of $603.4 million and from normal monthly loan repayments.  At March 31, 2010, WesBanco had $160.8 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity.  Sources of liquidity within the next year listed above totaled $1,141.7 million at March 31, 2010.

On April 22, 2010, the WesBanco Board of Directors approved a plan to transfer a portion of the available-for-sale securities portfolio, with an amortized cost of approximately $420 million and a fair value of approximately $427 million as of March 31, 2010, into the held-to-maturity category.  The transfer will occur at the close of business on April 30, 2010.  Management’s intent is to hold these securities to maturity.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.0 billion at March 31, 2010. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $972.8 million at March 31, 2010.   In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2010 approximated $956.3 million, which has increased from December 31, 2009 due to scheduled maturities of FHLB borrowings during the quarter.  At March 31, 2010, the Bank had unpledged available-for-sale securities with an amortized cost of $619.6 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings.  In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2010, WesBanco had a BIC line of credit totaling $145.0 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million at March 31, 2010 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

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

The principal sources of parent company liquidity are dividends from the Bank, a total of $10.3 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, none of which was outstanding at March 31, 2010.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2010, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $20.0 million from the Bank.

At March 31, 2010, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $650.0 million, compared to $710.9 million at December 31, 2009. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

Federal financial regulatory agencies recently issued guidance to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices.  The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process.

Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others and that WesBanco’s current liquidity risk management policies and procedures address recently issued guidance.

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

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Certain shortcomings are inherent in the methodologies used in the Bank’s earnings simulation model. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, bond call dates, and adjustments to non-maturing deposit rates, which may not necessarily reflect the manner in which actual yields and costs respond to changes in market interest rates.  Assumptions used are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates.  While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-maturing deposit rates will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes the composition of interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results.  In addition, the analysis may not consider all actions that management could employ in response to changes in interest rates and various earning asset and costing liability balances.

Management is aware of the significant effect inflation has upon interest rates and ultimately upon financial performance.  WesBanco’s ability to cope with inflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of noninterest income and expense during periods of increasing or decreasing inflation.  WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation on net interest income.  Management also controls the effects of inflation by conducting periodic reviews of the prices and terms of its various products and services, both in terms of the costs to offer the services as well as outside market influences upon such pricing, by introducing new products and services or reducing the availability of existing products and services, and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period.  The table below shows WesBanco’s interest rate sensitivity at March 31, 2010 and December 31, 2009 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown since the likely direction of future interest rates is increasing. The policy limit for an increasing 300 basis point rising rate environment is -25%.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2010	December 31, 2009	Guidelines
+300	(2.9%)	(9.6%)	-25%
+200	(0.3%)	(4.7%)	- 12.5%
+100	2.0%	(0.4%)	- 5.0%
-100	(1.5%)	(0.8%)	- 5.0%

As per the table above, the earnings simulation model at March 31, 2010 currently projects that net interest income for the next twelve month period would decrease by 1.5% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 0.8% for the same scenario as of December 31, 2009.

For rising rate scenarios, net interest income would increase by 2.0%, and decrease by 0.3% and 2.9% if rates increased by 100, 200 and 300, basis points, respectively, as compared to a decrease of 0.4%, 4.7% and 9.6% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2009. The 2010 non-linear increasing rate result is caused by an anticipation of slowing prepayment speeds and the extension risk associated with certain asset types, primarily residential mortgages and mortgage backed securities, having a greater impact in a 200 basis point and above rising rate environment, as well as lagging deposit rates in an up 100 basis point environment in certain product types such as MMDA, savings and NOW accounts. Of note, mortgage instruments, both loans and securities, generally exhibit a propensity to prepay at faster speeds during periods of decreasing rates, and at slower speeds when rates increase.

The decrease in liability sensitivity between December 31, 2009 and March 31, 2010 was a result of changes in balance sheet composition primarily as certain borrowings and short-term CD’s matured and were paid off during late 2009 and into early 2010, as well as additional cash generated towards the end of the first quarter from first quarter asset sales that will be used to purchase additional investments or pay down short-term borrowings in the second quarter. While the Bank has been focused on reducing its funding costs, both in deposits and short-term borrowings to improve the net interest margin, a lengthening of maturity in certain CDARS®-type CDs also improved liability sensitivity. Also, the continued reduction in fixed rate, longer-term residential mortgages, as the Bank sells most of its current fixed rate production into the secondary market, mitigates overall liability sensitivity. WesBanco’s ALCO expects, absent any other management actions, that its net interest margin should increase slightly through the middle of the year as funding cost reductions offset investment cash flows reinvested at lower rates, but as short term rates begin to rise later this year and into 2011, the simulation model indicates some margin compression may occur as noted in the above table.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and will continue to utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities.  Various derivative strategies may also be employed to reduce the impact of a liability sensitive balance sheet in a rising rate environment, although such strategies would most likely result in a decrease to net interest income in the short term in order to reduce sensitivity to higher rates in the longer term.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario.  The simulation model at March 31, 2010, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.6% over the next twelve months, compared to a 0.9% increase at December 31, 2009.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At March 31, 2010, the market value of equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 2.2% as compared to a decrease of 2.5% at year end.  In a 100 basis point falling rate environment, the model indicates a decrease of 0.4%, as compared to a decrease of 2.9% as of December 31, 2009. WesBanco’s policy is to limit such change to minus 30% for a 200 basis point change in interest rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of  March 31, 2010, WesBanco had an active stock repurchase plan in which up to one million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no open market repurchases during the first three months of 2010.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2009				584,325

January 1, 2010 to January 31, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	30,601	$ 12.90	N/A	N/A

February 1, 2010 to February 28, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	5,813	$ 14.57	N/A	N/A

March 1, 2010 to March 31, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	28,789	$ 14.93	N/A	N/A

First Quarter 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	65,203	$ 13.95	N/A	N/A
Total	65,203	$ 13.95	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 30, 2010	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)