Form 10-Q
period 2010-07-30
WESBANCO INC
filed 2010-07-30
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 29, 2010, there were 26,586,903 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2010 and 2009 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3	Quantitative and Qualitative Disclosures About Market Risk	36

4	Controls and Procedures	38

	PART II – OTHER INFORMATION
1	Legal Proceedings	39

2	Unregistered Sales of Equity Securities and Use of Proceeds	39

6	Exhibits	40

	Signatures	41

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(unaudited, dollars in thousands, except per share amounts)	2010	2009

ASSETS
Cash and due from banks, including interest bearing amounts of $41,954 and $10,813, respectively	$ 120,350	$ 82,867
Securities:
Available-for-sale, at fair value	839,952	1,261,804
Held-to-maturity (fair values of $435,754 and $1,443, respectively)	430,196	1,450
Total securities	1,270,148	1,263,254
Loans held for sale	11,007	9,441
Portfolio loans:
Commercial	447,875	451,688
Commercial real estate	1,765,589	1,780,221
Residential real estate	662,193	708,397
Home equity	246,470	239,784
Consumer	277,571	290,856
Total portfolio loans, net of unearned income	3,399,698	3,470,946
Allowance for loan losses	(65,203)	(61,160)
Net portfolio loans	3,334,495	3,409,786
Premises and equipment, net	86,755	89,603
Accrued interest receivable	19,786	20,048
Goodwill and other intangible assets, net	286,908	288,292
Bank-owned life insurance	105,176	103,637
Other assets	121,636	130,424
Total Assets	$ 5,356,261	$ 5,397,352

LIABILITIES
Deposits:
Non-interest bearing demand	$ 547,551	$ 545,019
Interest bearing demand	450,163	450,697
Money market	839,743	714,926
Savings deposits	513,062	486,055
Certificates of deposit	1,763,288	1,777,536
Total deposits	4,113,807	3,974,233
Federal Home Loan Bank borrowings	309,642	496,393
Other short-term borrowings	177,426	188,522
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,174	111,176
Total borrowings	598,242	796,091
Accrued interest payable	6,886	9,208
Other liabilities	32,612	29,104
Total Liabilities	4,751,547	4,808,636

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2010
and 2009; outstanding: 26,586,903 shares and 26,567,653 shares in 2010 and 2009, respectively	55,487	55,487
Capital surplus	191,817	192,268
Retained earnings	349,497	340,788
Treasury stock (46,945 shares and 66,195 shares in 2010 and 2009, respectively, at cost)	(1,064)	(1,498)
Accumulated other comprehensive income	10,155	2,949
Deferred benefits for directors	(1,178)	(1,278)
Total Shareholders' Equity	604,714	588,716
Total Liabilities and Shareholders' Equity	$ 5,356,261	$ 5,397,352

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands, except shares and per share amounts)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 47,911	$ 51,482	$ 96,285	$ 103,541
Interest and dividends on securities:
Taxable	8,724	10,791	17,835	18,309
Tax-exempt	2,851	3,698	5,845	7,212
Total interest and dividends on securities	11,575	14,489	23,680	25,521
Other interest income	111	108	197	218
Total interest and dividend income	59,597	66,079	120,162	129,280
INTEREST EXPENSE
Interest bearing demand deposits	636	727	1,306	1,377
Money market deposits	2,185	1,848	4,127	3,094
Savings deposits	623	644	1,226	1,178
Certificates of deposit	9,322	14,755	19,482	28,159
Total interest expense on deposits	12,766	17,974	26,141	33,808
Federal Home Loan Bank borrowings	3,567	5,614	7,901	11,246
Other short-term borrowings	1,173	1,770	2,353	3,838
Junior subordinated debt owed to unconsolidated subsidiary trusts	943	1,470	1,987	3,010
Total interest expense	18,449	26,828	38,382	51,902
NET INTEREST INCOME	41,148	39,251	81,780	77,378
Provision for credit losses	11,675	10,269	23,175	19,819
Net interest income after provision for credit losses	29,473	28,982	58,605	57,559
NON-INTEREST INCOME
Trust fees	3,636	3,288	7,694	6,641
Service charges on deposits	5,701	6,076	11,018	11,294
Bank-owned life insurance	966	897	1,910	1,788
Net securities gains	898	2,462	2,303	2,604
Net gains on sales of mortgage loans	569	297	1,094	785
Net loss on other real estate owned and other assets	(1,315)	(294)	(2,845)	(426)
Other income	4,130	3,583	8,452	6,060
Total non-interest income	14,585	16,309	29,626	28,746
NON-INTEREST EXPENSE
Salaries and wages	13,362	13,998	26,576	27,165
Employee benefits	4,347	5,061	9,344	9,768
Net occupancy	2,540	2,361	5,599	5,105
Equipment	2,376	2,687	4,980	5,229
Marketing	1,155	1,720	1,785	2,476
FDIC insurance	1,683	4,322	3,288	5,576
Amortization of intangible assets	685	812	1,384	1,509
Restructuring and merger-related expenses	7	192	206	621
Other operating expenses	8,412	8,392	16,798	16,909
Total non-interest expense	34,567	39,545	69,960	74,358
Income before provision for income taxes	9,491	5,746	18,271	11,947
Provision for income taxes	1,253	2	2,122	753
NET INCOME	$ 8,238	$ 5,744	$ 16,149	$ 11,194
Preferred dividends and expense associated with unamortized discount and issuance costs	-	1,057	-	2,112
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 8,238	$ 4,687	$ 16,149	$ 9,082
EARNINGS PER COMMON SHARE
Basic	$ 0.31	$ 0.18	$ 0.61	$ 0.34
Diluted	$ 0.31	$ 0.18	$ 0.61	$ 0.34
AVERAGE SHARES OUTSTANDING
Basic	26,577,065	26,567,653	26,572,385	26,564,589
Diluted	26,577,828	26,568,752	26,572,915	26,566,516
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.14	$ 0.28	$ 0.28	$ 0.56

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010 and 2009
								Accumulated
								Other	Deferred
(unaudited, dollars in thousands,	Preferred Stock		Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
except per share amounts)	Shares	Amount	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
January 1, 2010	-	$ -	26,567,653	$ 55,487	$ 192,268	$ 340,788	$ (1,498)	$ 2,949	$ (1,278)	$ 588,716
Net income						16,149				16,149
Other comprehensive income (loss) (1)								7,206		7,206
Total comprehensive income										23,355
Common dividends
declared ($0.28 per share)						(7,440)				(7,440)
Treasury shares sold			19,250		(404)		434			30
Stock compensation expense					53					53
Deferred benefits for directors- net					(100)				100	-
June 30, 2010	-	$ -	26,586,903	$ 55,487	$ 191,817	$ 349,497	$ (1,064)	$ 10,155	$ (1,178)	$ 604,714

January 1, 2009	75,000	$ 72,332	26,560,889	$ 55,487	$ 193,221	$ 344,403	$ (1,661)	$ (3,182)	$ (1,229)	$ 659,371
Net income						11,194				11,194
Other comprehensive income (loss)								(197)		(197)
Total comprehensive income										10,997
Preferred dividends and amortization
of discount		228				(2,112)				(1,884)
Common dividends
declared ($0.56 per share)						(14,875)				(14,875)
Treasury shares sold			6,764		(52)		163			111
Deferred benefits for directors- net					27				(27)	-
June 30, 2009	75,000	$ 72,560	26,567,653	$ 55,487	$ 193,196	$ 338,610	$ (1,498)	$ (3,379)	$ (1,256)	$ 653,720
(1) The change in other comprehensive income in 2010 consists primarily of the net change in unrealized gains and losses on securities.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
(unaudited, in thousands)	2010	2009
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 49,510	$ (3,426)
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	103,463	283,491
Proceeds from maturities, prepayments and calls	184,147	193,204
Purchases of securities	(281,739)	(1,049,317)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	7,984	-
Purchases of securities	(10,524)	-
Net cash received from acquisitions	-	578,573
Net decrease in loans	50,143	54,013
Purchases of premises and equipment – net	(883)	(1,821)
Net cash provided by investing activities	52,591	58,143
FINANCING ACTIVITIES:
Increase (decrease) in deposits	139,767	(2,714)
Proceeds from Federal Home Loan Bank borrowings	20,000	-
Repayment of Federal Home Loan Bank borrowings	(206,099)	(15,043)
Decrease in other short-term borrowings	(5,877)	(17,794)
Decrease in federal funds purchased	(5,000)	(52,000)
Dividends paid to common and preferred shareholders	(7,439)	(16,550)
Treasury shares sold – net	30	111
Net cash used in financing activities	(64,618)	(103,990)
Net increase (decrease) in cash and cash equivalents	37,483	(49,273)
Cash and cash equivalents at beginning of the period	82,867	141,170
Cash and cash equivalents at end of the period	$ 120,350	$ 91,897
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 40,704	$ 49,247
Income taxes paid	2,850	4,725
Transfers of loans to other real estate owned	2,321	1,503
Transfers of to loans held for sale	791	-
Transfers of available for sale securities to held to maturity securities at fair value	426,723	-
Summary of business acquisition:
Fair value of tangible assets acquired	-	600,257
Fair value of liabilities assumed	-	(603,086)
Contract payment in the acquisition	-	(20,693)
Goodwill and other intangibles recognized	$ -	$ (23,522)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION— The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS— In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to improve disclosures about the credit quality of financing receivables and the allowance for credit losses.  Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  WesBanco does not believe that this statement will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an accounting pronouncement that amended the subsequent events pronouncement issued in May 2009.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated.  This pronouncement became effective immediately upon issuance and is to be applied prospectively.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands, except shares and per share amounts)	2010	2009	2010	2009
Numerator for both basic and diluted earnings per common share:
Net Income	$ 8,238	$ 5,744	$ 16,149	$ 11,194
Less: Preferred dividends and expense associated with unamortized discount and issuance costs	-	$ (1,057)	-	$ (2,112)
Net income available to common shareholders	$ 8,238	$ 4,687	$ 16,149	$ 9,082

Denominator:
Total average basic common shares outstanding	26,577,065	26,567,653	26,572,385	26,564,589
Effect of dilutive stock options	763	1,099	530	1,927
Total diluted average common shares outstanding	26,577,828	26,568,752	26,572,915	26,566,516

Earnings per common share - basic	$ 0.31	$ 0.18	$ 0.61	$ 0.34
Earnings per common share - diluted	$ 0.31	$ 0.18	$ 0.61	$ 0.34

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

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
Other government agencies	$ 294,526	$ 4,339	$ (5)	$ 298,860	$ 191,184	$ 638	$ (1,096)	$ 190,726
Corporate debt securities	4,873	-	(10)	4,863	2,886	46	-	2,932
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	323,740	12,422	(128)	336,034	684,142	15,086	(1,090)	698,138
Other residential collateralized mortgage obligations	-	-	-	-	2,569	22	-	2,591
Obligations of state and political subdivisions	190,051	6,036	(36)	196,051	356,693	8,818	(1,892)	363,619
Total debt securities	813,190	22,797	(179)	835,808	1,237,474	24,610	(4,078)	1,258,006
Equity securities	3,561	584	(1)	4,144	3,508	291	(1)	3,798
Total available-for-sale securities	$ 816,751	$ 23,381	$ (180)	$ 839,952	$ 1,240,982	$ 24,901	$ (4,079)	$ 1,261,804
Held-to-maturity
Corporate debt securities	$ 1,451	$ -	$ (375)	$ 1,076	$ 1,450	$ -	$ (7)	$ 1,443
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	256,188	3,987	(45)	260,130	-	-	-	-
Other residential collateralized mortgage obligations	1,605	23	(1)	1,627	-	-	-	-
Obligations of state and political subdivisions	170,952	2,132	(163)	172,921	-	-	-	-
Total held-to-maturity securities	$ 430,196	$ 6,142	$ (584)	$ 435,754	$ 1,450	$ -	$ (7)	$ 1,443
Total securities	$ 1,246,947	$ 29,523	$ (764)	$ 1,275,706	$ 1,242,432	$ 24,901	$ (4,086)	$ 1,263,247

At June 30, 2010, and December 31, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

At the close of business on April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio.  The available-for-sale securities were transferred at fair market value at a net unrealized gain of $8.9 million recorded as a premium and included in the amortized cost of the held-to-maturity securities.  The premium will be amortized over the remaining life of the securities through other comprehensive income but will have no affect on income.  The securities consisted of residential mortgage backed securities, residential and other collateralized mortgage obligations, and both taxable and tax exempt municipal obligations that have longer average lives or lower coupons.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities at fair value:

	June 30, 2010
		After One But	After Five But
(unaudited, in thousands)	Within One Year	Within Five Years	Within Ten Years	After Ten Years	Total
Available-for-sale
Other government agencies	$ 230,269	$ 68,591	$ -	$ -	$ 298,860
Corporate debt securities	4,863	-	-	-	4,863
Residential mortgage-backed securities and	44,865	275,395	13,079	2,695	336,034
collateralized mortgage obligations of
government agencies (1)
Obligations of states and political subdivisions	62,083	98,818	35,150	-	196,051
Equity securities	-	-	-	4,144	4,144
Total available-for-sale securities	$ 342,080	$ 442,804	$ 48,229	$ 6,839	$ 839,952
Held-to-maturity (2)
Residential mortgage-backed securities and
collateralized mortgage obligations of
government agencies (1)	$ 1,013	$ 176,812	$ 82,155	$ 150	$ 260,130
Other residential collateralized mortgage
obligations	-	1,617	-	10	1,627
Obligations of states and political subdivisions	11,660	31,131	92,813	37,317	172,921
Corporate debt securities	-	-	-	1,076	1,076
Total held-to-maturity securities	$ 12,673	$ 209,560	$ 174,968	$ 38,553	$ 435,754
Total securities	$ 354,753	$ 652,364	$ 223,197	$ 45,392	$ 1,275,706
(1) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(2) The held-to-maturity portfolio is carried at an amortized cost of $430.2 million.

Securities with aggregate par values of $570.0 million and $548.1 million at June 30, 2010 and December 31, 2009, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase.  Proceeds from the sale of available-for-sale securities were $103.5 million and $283.5 million for the six months ended June 30, 2010 and 2009, respectively.   Net unrealized security gains on the available-for-sale portfolio recognized in other comprehensive income, net of tax as of June 30, 2010 and December 31, 2009 were $23.2 million and $20.8 million, respectively.  For the six months ended June 30, 2010, gross security gains on available-for-sale securities were $2.3 million, and gross losses of $33,000 were recorded due to the write down of one equity security.  For the six months ended June 30, 2009 gross security gains on available-for-sale securities were $2.8 million and gross security losses were $0.2 million, from impairment losses on two equity securities.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 1,012	$ (5)	1	$ -	$ -	-	$ 1,012	$ (5)	1
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	27,125	(161)	24	586	(12)	1	27,711	(173)	25
Other residential collateralized mortgage obligations	10	(1)	1	-	-	-	10	(1)	1
Obligations of states and political subdivisions	22,583	(178)	21	2,364	(21)	6	24,947	(199)	27
Corporate debt securities	5,939	(385)	3	-	-	-	5,939	(385)	3
Equity securities	1	(1)	1	-	-	-	1	(1)	1
Total temporarily impaired securities	$ 56,670	$ (731)	51	$ 2,950	$ (33)	7	$ 59,620	$ (764)	58

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 104,014	$ (1,096)	16	$ -	$ -	-	$ 104,014	$ (1,096)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	138,878	(1,076)	17	590	(15)	1	139,468	(1,091)	18
Obligations of states and political subdivisions	59,659	(1,723)	56	3,996	(168)	7	63,655	(1,891)	63
Corporate debt securities	1,443	(7)	1	-	-	-	1,443	(7)	1
Equity securities	4	(1)	2	-	-	-	4	(1)	2
Total temporarily impaired securities	$ 303,998	$ (3,903)	92	$ 4,586	$ (183)	8	$ 308,584	$ (4,086)	100

 Unrealized losses in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields and market illiquidity on certain corporate debt securities that continue to pay principal and interest according to their contractual terms. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment to other comprehensive income in shareholders’ equity.  WesBanco may impact the magnitude of the fair value adjustment by managing both the volume and average maturities of securities that are classified as available-for-sale.

Most of the unrealized loss in the corporate debt securities relates to one trust preferred security in the held-to-maturity portfolio. WesBanco performs a quarterly review of this security including the financial condition and the near-term prospects of the issuer, any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and WesBanco’s intent and ability not to sell or be required to sell its investment prior to recovery of cost, and based on this review, despite a credit downgrade below investment grade in 2010, there is no significant evidence to support adverse changes in expected cash flows.  The decline in fair value is believed to be primarily attributable to temporary illiquidity and the financial crisis affecting the banking sector and not necessarily the expected cash flows of the individual securities.  Currently, the issuer has made all contractual payments and there is no indication that they will not be able to make them in the future.

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are of investment grade quality and all are paying principal and interest according to their contractual terms. WesBanco does not intend to sell, and it is more likely than not that it will not be required to sell loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.1 million at June 30, 2010 and $3.3 million at December 31, 2009.

The following table presents the changes in the allowance for loan losses and loans classified as impaired:

	For the Six Months Ended
	June 30,
(unaudited, in thousands)	2010	2009
Balance at beginning of period	$ 61,160	$ 49,803
Provision for loan losses	23,175	19,950

Charge-offs	(20,429)	(12,119)
Recoveries	1,297	938
Net charge-offs	(19,132)	(11,181)

Balance at end of period	$ 65,203	$ 58,572

The following tables summarize loans classified as impaired:
	June 30,	December 31,
(unaudited, in thousands)	2010	2009
Balance of impaired loans with no allocated allowance for loan losses	$ 72,386	$ 63,456
Balance of impaired loans with an allocated allowance for loan losses	46,478	30,167
Total impaired loans	$ 118,864	$ 93,623

Allowance for loan losses allocated to impaired loans	$ 12,458	$ 8,009

At June 30, 2010, Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $3.3 million.  At December 31, 2009, Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System.  WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types with a market value in excess of the outstanding balances of the borrowings.  At June 30, 2010 and December 31, 2009, WesBanco had FHLB borrowings of $309.6 million and $496.4 million, respectively, with a weighted-average interest rate of 3.54% and 3.84%, respectively.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco, totaling $29.5 million at June 30, 2010 and $30.9 million at December 31, 2009, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at June 30, 2010 and December 31, 2009 was approximately $1.043 billion and $914.6 million, respectively.

On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice.  The FHLB of Pittsburgh stock owned by WesBanco does not have readily determinable fair value and is recorded as a cost method investment totaling $26.3 million at June 30, 2010 and December 31, 2009, and is held primarily to serve as collateral on FHLB borrowings.  Although the FHLB of Pittsburgh has suspended dividends and the repurchase of excess capital stock, it is meeting its current debt obligations, has continued to exceed all required capital ratios, and has remained in compliance with statutory and regulatory requirements.  Accordingly, as of June 30, 2010, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB of Pittsburgh stock was not impaired.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $309.6 million outstanding at June 30, 2010, $111.2 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2010 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2010	$ 55,056	3.08%
2011	84,493	3.76%
2012	76,635	3.64%
2013	50,686	3.28%
2014	16,309	3.40%
2015 and thereafter	26,463	4.13%
Total	$ 309,642	3.54%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2010	2009	2010	2009
Service cost – benefits earned during year	$ 581	$ 599	$ 1,155	$ 1,199
Interest cost on projected benefit obligation	877	837	1,744	1,674
Expected return on plan assets	(1,197)	(944)	(2,381)	(1,889)
Amortization of prior service cost	(29)	(29)	(58)	(59)
Amortization of net loss	302	476	602	952
Net periodic pension cost	$ 534	$ 939	$ 1,062	$ 1,877

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.3 million is due for 2010 which will be funded by the Plan’s available credit balance.  No decision has been made as of June 30, 2010 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

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

Loans held for sale:  Portfolio loans transferred to loans held for sale are carried at the lower of cost or market based on third party valuations and are therefore classified within level 3 of the fair value hierarchy.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as defined by fair value accounting guidance within the Accounting Standards Codification:
		June 30, 2010
		Fair Value Measurements Using:
	Asset at Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Securities - available-for-sale
Other government agencies	$ 298,860	$ -	$ 298,860	$ -
Corporate debt securities	4,863	-	4,863	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	336,034	-	336,034	-
Other residential collateralized mortgage obligations	-	-	-	-
Obligations of state and political subdivisions	196,051	-	195,834	217
Equity securities	4,144	2,308	1,594	242
Total securities - available-for-sale	$ 839,952	$ 2,308	$ 837,185	$ 459

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels 1 and 2 for the six months ending June 30, 2010.

At the close of business on April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio.  All securities transferred were previously classified as level 2 securities except for two securities classified as level 3.

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:
	Other residential
	collateralized	Obligations of
	mortgage	state and political
(unaudited, in thousands)	obligations	subdivisions	Equity securities	Total
For the Three Months ended June 30, 2010:
Beginning balance	$ 23	$ 1,352	$ 242	$ 1,617
Transfers out of Level 3	(19)	(815)	-	(834)
Total gains and losses
included in other comprehensive income	-	(14)	-	(14)
Settlements	(4)	(306)	-	(310)
Ending balance	$ -	$ 217	$ 242	$ 459

For the Three Months ended June 30, 2009:
Beginning balance	$ 52	$ 1,412	$ 242	$ 1,706
Transfers out of Level 3	-	-	-	-
Total gains and losses
included in other comprehensive income	(10)	54	-	44
Settlements	-	(14)	-	(14)
Ending balance	$ 42	$ 1,452	$ 242	$ 1,736

For the Six Months ended June 30, 2010:
Beginning balance	$ 33	$ 1,401	$ 242	$ 1,676
Transfers out of Level 3	(19)	(815)	-	(834)
Total gains and losses
included in other comprehensive income	3	(3)	-	-
Settlements	(17)	(366)	-	(383)
Ending balance	$ -	$ 217	$ 242	$ 459

For the Six Months ended June 30, 2009:
Beginning balance	$ 55	$ 1,446	$ 267	$ 1,768
Transfers out of Level 3	-	-	(25)	(25)
Total gains and losses
included in other comprehensive income	(13)	77	-	64
Settlements	-	(71)	-	(71)
Ending balance	$ 42	$ 1,452	$ 242	$ 1,736

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

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Assets at Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Impaired loans (1)	$ 34,020	$ -	$ -	$ 34,020
Other real estate owned and repossessed assets (2)	6,068	-	-	6,068
Mortgage servicing rights (3)	1,718	-	-	1,718
Loans held for sale (4)	11,007	-	-	11,007
December 31, 2009
Impaired loans (1)	$ 22,158	$ -	$ -	$ 22,158
Other real estate owned and repossessed assets (2)	8,691	-	-	8,691
Mortgage servicing rights (3)	2,407	-	-	2,407
Loans held for sale (4)	9,441	-	-	9,441
(1)	Represents the carrying value of loans for which adjustments are based on the appraised value and management’s judgment of the value of collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore carried at their fair value as determined from independent valuations.
(4)
The carrying amount of residential mortgage loans held for sale approximates fair value.  Portfolio loans held for sale of $0.8 million and $-0- as of June 30, 2010 and December 31, 2009 are recorded at the contractual sales price less costs to sell.

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

The following table represents the estimates of fair value of financial instruments:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
(unaudited, in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$ 120,350	$ 120,350	$ 82,867	$ 82,867
Securities available-for-sale	839,952	839,952	1,261,804	1,261,804
Securities held-to-maturity	430,196	435,754	1,450	1,443
Net loans	3,334,495	3,185,826	3,409,786	3,273,207
Loans held for sale	11,007	11,007	9,441	9,441
Accrued interest receivable	19,786	19,786	20,048	20,048
Bank owned life insurance	105,176	105,176	103,637	103,637
Financial liabilities:
Deposits	4,113,807	4,126,203	3,974,233	3,984,671
Federal Home Loan Bank borrowings	309,642	318,602	496,393	500,336
Other borrowings	177,426	172,434	188,522	184,512
Junior subordinated debt	111,174	51,237	111,176	58,144
Accrued interest payable	6,886	6,886	9,208	9,208

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

Loans held for sale — The carrying amount of residential mortgage loans held for sale approximates fair value.  Portfolio loans held for sale are recorded at the contractual sales price less costs to sell.

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

 NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS— In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.2 million as of both June 30, 2010 and December 31, 2009.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million as of both June 30, 2010 and December 31, 2009, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans.  The guarantee amortizes down as the loan balances decrease.

       The following table presents total commitments, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2010	2009
Commitments to extend credit	$ 648,506	$ 710,871
Standby letters of credit	28,784	34,488
Affordable housing plan guarantees	4,311	4,366

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claim contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $2.6 billion and $2.4 billion at June 30, 2010 and 2009, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:
		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended June 30, 2010:
Interest income	$ 59,597	$ -	$ 59,597
Interest expense	18,449	-	18,449
Net interest income	41,148	-	41,148
Provision for credit losses	11,675	-	11,675
Net interest income after provision for credit losses	29,473	-	29,473
Non-interest income	10,949	3,636	14,585
Non-interest expense	32,107	2,460	34,567
Income before provision for income taxes	8,315	1,176	9,491
Provision for income taxes	783	470	1,253
Net income	$ 7,532	$ 706	$ 8,238

For the Three Months ended June 30, 2009:
Interest income	$ 66,079	$ -	$ 66,079
Interest expense	26,828	-	26,828
Net interest income	39,251	-	39,251
Provision for credit losses	10,269	-	10,269
Net interest income after provision for credit losses	28,982	-	28,982
Non-interest income	13,021	3,288	16,309
Non-interest expense	37,274	2,271	39,545
Income before provision for income taxes	4,729	1,017	5,746
Provision for (benefit from) income taxes	(405)	407	2
Net income	$ 5,134	$ 610	$ 5,744

For the Six Months ended June 30, 2010:
Interest income	$ 120,162	$ -	$ 120,162
Interest expense	38,382	-	38,382
Net interest income	81,780	-	81,780
Provision for credit losses	23,175	-	23,175
Net interest income after provision for credit losses	58,605	-	58,605
Non-interest income	21,932	7,694	29,626
Non-interest expense	65,046	4,914	69,960
Income before provision for income taxes	15,491	2,780	18,271
Provision for income taxes	1,010	1,112	2,122
Net income	$ 14,481	$ 1,668	$ 16,149

For the Six Months ended June 30, 2009:
Interest income	$ 129,280	$ -	$ 129,280
Interest expense	51,902	-	51,902
Net interest income	77,378	-	77,378
Provision for credit losses	19,819	-	19,819
Net interest income after provision for credit losses	57,559	-	57,559
Non-interest income	22,105	6,641	28,746
Non-interest expense	69,680	4,678	74,358
Income before provision for income taxes	9,984	1,963	11,947
Provision for (benefit from) income taxes	(32)	785	753
Net income	$ 10,016	$ 1,178	$ 11,194

Total non-fiduciary assets of the trust and investment services segment were $1.6 million and $1.4 million at June 30, 2010 and 2009, respectively.  All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2009 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2010, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; greater than expected outflows on recent branch acquisition deposits; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2010 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2009 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of June 30, 2010, there were no significant changes in market conditions or forecasted future income from November 30, 2009, the date of the most recent goodwill impairment evaluation.  WesBanco has noted improvement in earnings from the fourth quarter of 2009 and the first and second quarters of 2010.  Therefore no interim goodwill impairment test was performed, as there were no additional indicators of potential impairment present.  If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the community banking reporting unit may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 112 branches and 134 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income available to common shareholders for the quarter ended June 30, 2010 was $8.2 million as compared to $4.7 million for the second quarter of 2009, representing an increase of 75.8%, while diluted earnings per common share were $0.31, as compared to $0.18 per common share for the second quarter of 2009.  For the six month period, net income available to common shareholders was $16.1 million or $0.61 per common share, while for the same period in 2009, net income was $9.1 million or $0.34 per common share.  Net income available to common shareholders increased 77.8% in the first half of 2010 as compared to 2009.

Net income in the second quarter and year-to-date period of 2009 was reduced by Troubled Asset Relief Program (“TARP”) related preferred dividends totaling $1.1 million and $2.1 million, respectively to arrive at net income available to common shareholders.  The TARP preferred stock was repurchased in September of 2009.

Net income before the TARP preferred dividends increased by $2.5 million during the second quarter and $5.0 million in the first half of 2010, as compared to the same periods of 2009, primarily due to increased net interest income and reduced non-interest expense, partially offset by a higher provision for credit losses.  Net interest income increased $1.9 million and $4.4 million in the second quarter and six month periods of 2010 due to increases in the net interest margin, as the low interest environment continued to reduce the cost of funds.  The net interest margin increased 39 basis points in the second quarter to 3.56% and 26 basis points in the first half of 2010 as compared to the same periods in 2009 due to the average rate on interest bearing liabilities decreasing by 60 basis points in both periods, while the rate on earning assets declined at a much slower pace of 14 basis points in the second quarter and 25 basis points in the first half.  Lower rates on deposits, maturities of higher rate certificates of deposit and an increase in lower cost deposits, primarily money market accounts, all contributed to the improvement in the cost of funds.  In addition, the average balance for borrowings, which generally have higher interest rates, decreased by $236.3 million or 28.9% in the second quarter of 2010 from the second quarter of 2009, through planned reductions utilizing the liquidity obtained through the branch acquisition in the first quarter of 2009 and pay downs on loans.

The provision for credit losses increased $1.4 million in the second quarter and $3.4 million in the first six months of 2010 compared to the same periods of 2009, but increased only $0.2 million from the first quarter of 2010. Higher provision expense reflects the general deterioration of credit quality due to the prolonged recession, resulting in higher amounts of impaired loans and net charge-offs, particularly for commercial real estate loans.  The year-to-date provision, net of charge-offs, increased the allowance to 1.92% of total loans at June 30, 2010 as compared to 1.76% at December 31, 2009 and 1.65% at June 30, 2009.

In the second quarter of 2010 non-interest income decreased $1.7 million, while it increased $0.9 million in the year-to-date period as compared to 2009.  The quarterly decrease was principally due to a $1.6 million difference in securities gains between the two periods and a $1.3 million write down of a hotel property in other real estate owned.  The year-to-date increase is due to a 15.9% increase in trust fees due to improved market conditions and increases in revenue from most other major non-interest operating areas including mortgage banking, electronic banking activity fees and securities brokerage revenue, somewhat offset by $2.8  million in year-to-date write-downs of the aforementioned hotel property.

Non-interest expenses decreased $5.0 million in the second quarter or 12.6% and $4.4 million year-to-date or 5.9% as compared to the same periods in 2009.  FDIC insurance decreased $2.6 million for the quarter and $2.3 million year-to-date due to a special assessment of $2.6 million in the second quarter of 2009.  In addition to this decrease, WesBanco proactively reduced expenses in many other categories including salaries and wages, employee benefits, marketing and professional fees, partially offset by increases in foreclosure-related property expenses.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands)	2010	2009	2010	2009
Net interest income	$ 41,148	$ 39,251	$ 81,780	$ 77,378
Taxable equivalent adjustments to net interest income	1,535	1,991	3,147	3,883
Net interest income, fully taxable equivalent	$ 42,683	$ 41,242	$ 84,927	$ 81,261
Net interest spread, non-taxable equivalent	3.23%	2.75%	3.23%	2.85%
Benefit of net non-interest bearing liabilities	0.20%	0.27%	0.21%	0.30%
Net interest margin	3.43%	3.02%	3.44%	3.15%
Taxable equivalent adjustment	0.13%	0.15%	0.13%	0.16%
Net interest margin, fully taxable equivalent	3.56%	3.17%	3.57%	3.31%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings).  Net interest income is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities.  Net interest income increased $1.9 million or 4.8% in the second quarter and $4.4 million or 5.7% in the first six months of 2010 as compared to the same periods of 2009 due to increases in the net interest margin, partially offset by decreases in average earning assets.  Net interest income has now increased for five consecutive quarters.  The net interest margin increased 39 basis points to 3.56% in the second quarter and 26 basis points to 3.57% in the year-to-date period of 2010 due to decreases in the average rates on interest bearing liabilities, more than offsetting smaller decreases in interest earned on assets.  Average earning assets decreased due to sales and maturities of securities and pay downs on loans used to fund reductions in higher cost CDs and borrowings. Lower rates on deposits, maturities of higher rate certificates of deposit and an increase in lower cost deposits, primarily money market accounts, all contributed to the improvement in the cost of funds.  In addition, the average balances for higher rate borrowings in the second quarter of 2010 decreased by $236.3 million or 28.9% from the second quarter of 2009 through planned reductions utilizing the liquidity obtained through the branch acquisitions and other reductions in earning assets. The margin has also benefited from a 5.0% increase in average non-interest bearing deposit balances.

Interest income decreased 9.8% in the second quarter and 7.1% in the year-to-date period of 2010 as compared to the same periods of 2009 due to lower yields and decreases in earning assets.  The yield on total earning assets decreased 14 basis points to 5.10% in the second quarter and 25 basis points to 5.18% in first six months of 2010.  Rates decreased on nearly all earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout the last two years. Taxable securities yields decreased 13 basis points in the year-to-date period from the investment of cash acquired with the branches near the end of the first quarter of 2009, but increased slightly in the second quarter of 2010 as compared to the second quarter of 2009.  Repricing of loans as a result of the lower interest rate environment and the reduction in interest income related to increases in non-performing loans caused a decline in loan yields of 17 basis points in the second quarter and 18 basis points in the first six months of 2010.  The decrease in average earning assets of $407.7 million was primarily due to a $322.7 million decrease in average securities balances through sales and maturities of primarily taxable securities and a decrease in average loan balances of $141.8 million, mostly planned reductions in residential mortgage loans.  In addition, proceeds from loan principal reductions, which generally have higher yields than typical investment types, have been reinvested at lower yields, thus reducing the overall yield of the earning assets.

Average loan balance decreases are primarily due to management’s continued focus on overall profitability of the loan portfolio through disciplined underwriting and pricing practices, continued strategic decreases in residential real estate loans through the sale of most originations, lower demand for new construction and development projects in our markets and reduced commercial line usage.  These decreases were partially offset by increases in home equity loans through various marketing and targeted sales efforts in our branches.  Consumer loans declined due to reduced demand for automobile and other consumer loan types and tighter underwriting standards.

In the second quarter of 2010 interest expense decreased 31.2% and, in the first six months of 2010, interest expense decreased 26.1% as compared to the same periods of 2009 due to a 60 basis point decline in the average rate paid on interest bearing liabilities in both periods and due to decreases in interest bearing liabilities of 7.8% and 1.7%, respectively.  Rates paid on deposits declined by 52 basis points, for both periods, with rates on CDs declining by 72 basis points in the second quarter and 75 basis points in the year-to-date period of 2010 due to management reducing certain interest rates on renewing or rollover CDs to competitive levels in order to realize a lower cost of funds during a period of declining loan yields.  This included certain high rate, single service CDs from branches acquired in 2009, which were offered lower rates to renew.  In addition, average balances of CDs represented 49.4% of total average deposits in the second quarter of 2010 as compared to 56.4% in the second quarter of 2009, while money market deposit accounts (“MMDA”), with a lower rate of 1.1%, increased to 22.9% of total average deposits in the 2010 quarter, as compared to 17.6% in the second quarter of 2009.  This change in the mix of deposit types, and the reductions in higher cost borrowings, also contributed to the reduced cost of funds.  Current balance sheet liquidity from deposit increases and loan reductions have been used to pay down certain maturing FHLB borrowings in the first half of 2010, with another $50 million maturing in the third quarter resulting in some continued balance sheet reduction to preserve the net interest margin and help continue to improve capital ratios.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 114,710	0.24%	$ 56,111	0.32%	$ 104,171	0.19%	$ 46,063	0.20%
Loans, net of unearned income (1)	3,421,647	5.62%	3,563,495	5.79%	3,438,814	5.65%	3,581,004	5.83%
Securities: (2)
Taxable	969,547	3.60%	1,215,980	3.55%	944,079	3.78%	936,302	3.91%
Tax-exempt (3)	267,250	6.57%	343,499	6.63%	273,308	6.58%	335,929	6.61%
Total securities	1,236,797	4.24%	1,559,479	4.23%	1,217,387	4.41%	1,272,231	4.62%
Federal funds sold	-	-	-	-	-	-	4,155	0.24%
Other earning assets	30,122	0.57%	31,918	0.79%	30,313	0.63%	32,129	1.05%
Total earning assets (3)	4,803,276	5.10%	5,211,003	5.24%	4,790,685	5.18%	4,935,582	5.43%
Other assets	633,734		637,759		635,053		618,840
Total Assets	$ 5,437,010		$ 5,848,762		$ 5,425,738		$ 5,554,422

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 471,500	0.54%	$ 468,921	0.62%	$ 465,357	0.57%	$ 450,750	0.62%
Money market accounts	814,694	1.08%	647,623	1.14%	780,870	1.07%	566,475	1.10%
Savings deposits	511,827	0.49%	484,192	0.53%	503,894	0.49%	458,455	0.52%
Certificates of deposit	1,752,648	2.13%	2,074,433	2.85%	1,762,184	2.23%	1,906,405	2.98%
Total interest bearing deposits	3,550,669	1.44%	3,675,169	1.96%	3,512,305	1.50%	3,382,085	2.02%
Federal Home Loan Bank borrowings	406,387	3.52%	584,381	3.85%	438,975	3.63%	588,788	3.85%
Other borrowings	174,199	2.70%	232,467	3.05%	180,193	2.63%	235,253	3.29%
Junior subordinated debt	111,171	3.40%	111,142	5.31%	111,171	3.60%	111,132	5.46%
Total interest bearing liabilities	4,242,426	1.74%	4,603,159	2.34%	4,242,644	1.82%	4,317,258	2.42%
Non-interest bearing demand deposits	553,487		526,951		545,812		520,995
Other liabilities	36,763		56,490		36,087		52,956
Shareholders’ Equity	604,334		662,162		601,195		663,213
Total Liabilities and
Shareholders’ Equity	$ 5,437,010		$ 5,848,762		$ 5,425,738		$ 5,554,422

Taxable equivalent net interest spread		3.36%		2.90%		3.36%		3.01%
Taxable equivalent net interest margin		3.56%		3.17%		3.57%		3.31%
(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans are not material.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared to June 30, 2009			Compared to June 30, 2009
			Net Increase			Net Increase
(unaudited, in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 308	$ (285)	$ 23	$ 56	$ (1)	$ 55
Loans, net of unearned income	(2,014)	(1,557)	(3,571)	(4,024)	(3,231)	(7,255)
Taxable securities	(6,434)	4,367	(2,067)	151	(625)	(474)
Tax-exempt securities (1)	(1,252)	(51)	(1,303)	(2,060)	(42)	(2,102)
Federal funds sold	-	-	-	-	-	-
Other interest income	(3)	(17)	(20)	(9)	(63)	(72)
Total interest income change (1)	(9,395)	2,457	(6,938)	(5,886)	(3,962)	(9,848)

Increase (decrease) in interest expense:
Interest bearing demand deposits	120	(211)	(91)	44	(115)	(71)
Money market accounts	3,175	(2,838)	337	1,136	(103)	1,033
Savings deposits	697	(718)	(21)	113	(65)	48
Certificates of deposit	(2,069)	(3,364)	(5,433)	(2,006)	(6,671)	(8,677)
Federal Home Loan Bank borrowings	(1,595)	(452)	(2,047)	(2,727)	(618)	(3,345)
Other borrowings	(409)	(187)	(596)	(801)	(683)	(1,484)
Junior subordinated debt	12	(539)	(527)	1	(1,024)	(1,023)
Total interest expense change	(69)	(8,309)	(8,378)	(4,240)	(9,279)	(13,519)
Net interest income increase (decrease) (1)	$ (9,326)	$ 10,766	$ 1,440	$ (1,646)	$ 5,317	$ 3,671
(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable future losses in the loan portfolio. The provision for loan losses increased $1.3 million in the second quarter and $3.2 million in the first six months of 2010 compared to the same periods of 2009, but increased only $0.2 million from the first quarter of 2010.  Higher provision expense reflects current economic conditions and their overall adverse impact on credit risk in all segments of the loan portfolio, particularly for commercial real estate loans, higher net charge-offs, elevated levels of non-performing loans, unemployment levels in most WesBanco markets, particularly those in Ohio and declining real estate values mostly in the Ohio metropolitan markets.  The year-to-date provision, net of charge offs, increased the allowance to 1.92% of total loans at June 30, 2010 as compared to 1.76% at December 31, 2009 and 1.65% at June 30, 2009. (See the Allowance for Loan Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Trust fees	$ 3,636	$ 3,288	$ 348	10.6%	$ 7,694	$ 6,641	$ 1,053	15.9%
Service charges on deposits	5,701	6,076	(375)	(6.2%)	11,018	11,294	(276)	(2.4%)
Bank-owned life insurance	966	897	69	7.7%	1,910	1,788	122	6.8%
Net securities gains	898	2,462	(1,564)	(63.5%)	2,303	2,604	(301)	(11.6%)
Net gains on sales of mortgage loans	569	297	272	91.6%	1,094	785	309	39.4%
Net loss on other real estate owned and other assets	(1,315)	(294)	(1,021)	347.3%	(2,845)	(426)	(2,419)	567.8%

Other Income
Service fees on ATMs and debit cards	2,190	1,880	310	16.5%	4,105	3,601	504	14.0%
Net securities brokerage revenue	1,055	1,175	(120)	(10.2%)	2,425	1,800	625	34.7%
Net insurance services revenue	561	543	18	3.3%	1,042	1,126	(84)	(7.5%)
Other	324	(15)	339	2260.0%	880	(467)	1,347	288.4%
Total other income	4,130	3,583	547	15.3%	8,452	6,060	2,392	39.5%
Total non-interest income	$ 14,585	$ 16,309	$ (1,724)	(10.6%)	$ 29,626	$ 28,746	$ 880	3.1%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations.  WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s strategy to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  Non-interest income for the second quarter of 2010 declined $1.7 million or 10.6%, as compared to the second quarter of 2009 primarily due to a $1.6 million decline in net gains on the sale of securities, and write-downs of other real estate owned.  Non-interest income increased $0.9 million year-to-date as compared to 2009 primarily due to improved trust fees, growth in Securities Company income, debit card fees and mortgage servicing income, partially offset by write-downs on other real estate owned.  For the three and six months ended June 30, 2010, non-interest income comprised 26.2% and 26.6% of total net revenues as compared to 29.4% and 27.1% for the comparable 2009 period, with net revenue being defined as the total of net interest income and non-interest income.

Service charges on deposits, comprised primarily of customer overdraft fees, were lower in the second quarter and the first six months of 2010 as compared to 2009.  Due to recent regulatory changes, it is anticipated that a portion of these fees may be negatively impacted by the middle of the third quarter due to requirements to have the customer opt in for overdraft coverage of certain types of electronic banking activities.  As a result, some future reduction in those fees is anticipated.

Trust fees improved $0.3 million and $1.1 million in the second quarter and year-to-date period as compared to 2009 due to higher managed asset market values period over period.  The market value of trust assets under management increased from June 30, 2009 to June 30, 2010 from $2.4 billion to $2.6 billion.  The increase in trust assets was principally due to market gains experienced in late 2009 which have continued through 2010. At June 30, 2010, trust assets include managed assets of $2.069 billion and non-managed (custodial) assets of $545.4 million.   Assets managed  for the WesMark funds were $662.4 million as of June 30, 2010 and $574.6 million at June 30, 2009 and are included in total trust assets.

Gains on the sale of loans increased in both the second quarter and six months of 2010 as compared to 2009 due to an increased volume of loans originated as the result of a continuation of the First Time Homebuyers Tax Credit through the first half of the year and certain incentives offered to West Virginia residents through the West Virginia Housing Development Fund as well as refinance mortgages.

Securities Company revenue declined slightly in the second quarter of 2010 as compared to the same period in 2009 but improved $0.6 million year-to-date, as the 2010 period included six months of new Securities Company revenue from sales representatives in the Columbus, Ohio market which established operations in March of 2009.  Service fees on ATM’s and debit cards for the year increased $0.3 million and $0.5 million for the three and six months ended June 30, 2010 as compared to 2009, due to a higher volume of debit card transactions during the periods, while mortgage servicing income improved $0.7 million for the six months ended June 30, 2010.

Losses on other real estate owned for the first six months of 2010 increased as compared to 2009 due to $2.8 million in year-to-date write-downs on a hotel transferred to other real estate owned in the third quarter of 2009, $1.3 million of which was recorded in the second quarter of 2010.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Salaries and wages	$ 13,362	$ 13,998	$ (636)	(4.5%)	$ 26,576	$ 27,165	$ (589)	(2.2%)
Employee benefits	4,347	5,061	(714)	(14.1%)	9,344	9,768	(424)	(4.3%)
Net occupancy	2,540	2,361	179	7.6%	5,599	5,105	494	9.7%
Equipment	2,376	2,687	(311)	(11.6%)	4,980	5,229	(249)	(4.8%)
Marketing	1,155	1,720	(565)	(32.8%)	1,785	2,476	(691)	(27.9%)
FDIC Insurance	1,683	4,322	(2,639)	(61.1%)	3,288	5,576	(2,288)	(41.0%)
Amortization of intangible assets	685	812	(127)	(15.6%)	1,384	1,509	(125)	(8.3%)
Restructuring and merger-related expenses	7	192	(185)	(96.4%)	206	621	(415)	(66.8%)

Other operating expenses
Miscellaneous, franchise, and other taxes	1,525	1,495	30	2.0%	3,029	2,928	101	3.4%
Consulting, regulatory, and advisory fees	871	1,221	(350)	(28.7%)	1,727	2,300	(573)	(24.9%)
Postage	872	840	32	3.8%	1,805	1,766	39	2.2%
ATM and interchange expenses	668	861	(193)	(22.4%)	1,360	1,686	(326)	(19.3%)
Communications	677	755	(78)	(10.3%)	1,370	1,482	(112)	(7.6%)
Legal fees	706	636	70	11.0%	1,418	1,358	60	4.4%
Other real estate owned and foreclosure expenses	749	141	608	431.2%	1,462	279	1,183	424.0%
Supplies	584	656	(72)	(11.0%)	1,187	1,302	(115)	(8.8%)
Other	1,760	1,787	(27)	(1.5%)	3,440	3,808	(368)	(9.7%)
Total other operating expenses	8,412	8,392	20	0.2%	16,798	16,909	(111)	(0.7%)
Total non-interest expense	$ 34,567	$ 39,545	$ (4,978)	(12.6%)	$ 69,960	$ 74,358	$ (4,398)	(5.9%)

Non-interest expense decreased $5.0 million or 12.6% for the second quarter of 2010 compared to the same period in 2009, and $4.4 million or 5.9% for the year-to-date period 2010 compared to 2009, primarily due to effective management strategies to reduce costs among nearly all categories of non-interest expense and decreased FDIC insurance expense.   FDIC insurance for the second quarter and first six months of 2010 declined $2.6 million and $2.3 million compared to the same period in 2009 due to the FDIC special assessment effective June 30, 2009.  Salaries and wages, employee benefits, marketing, and consulting fees declined $2.3 million for the second quarter and year-to-date period of 2010 as compared to 2009, while other real estate owned expenses increased during both periods.  Excluding the effect of the FDIC special assessment, non-interest expense has decreased in each of the last three consecutive quarters.

Salaries and wages decreased $0.6 million for the three and six months ended June 30, 2010 as compared to the same periods in 2009, primarily due to a reduction in full time equivalent employees partially offset by higher Securities Company commissions.  Full time equivalent employees declined from 1,473 at June 30, 2009 to 1,415 at June 30, 2010 primarily as the result of planned efficiencies created through a reduction in overtime and other hours worked in certain retail branches and other departments, and a workforce reduction in the fourth quarter of 2009 as a result of the Company’s overall strategy to reduce expenses.  Employee benefits declined $0.4 million in the first six months of 2010 compared to the prior year due to lower defined benefit pension expenses resulting from market gains experienced in 2009, and decreased recruiting and other employee-related expenses, partially offset by higher employee health insurance and KSOP costs.

On May 19, 2010, WesBanco granted 56,800 stock options to selected employees, including certain named executive officers at an exercise price of $19.27, which was the closing price of the stock on May 18, 2010.  These options are service-based and vest 50% at December 31, 2010, and 50% at December 31, 2011.  The estimated fair value of the stock options granted was $4.06 per share using the Black-Scholes option pricing model.  WesBanco also granted 17,250 shares of restricted stock to certain executive officers on May 19, 2010.  The restricted shares are service-based and vest 24 months from the date of grant.  The fair value of the restricted stock granted was $19.27, which was the closing price of the stock on May 18, 2010.  Stock based compensation expense recognized for the three and six months ended June 30, 2010 was $53,000.

Other real estate owned and foreclosure expenses increased $0.6 million and $1.2 million for the second quarter and six months ended June 30, 2010, as compared to the same periods of 2009 primarily due to increased foreclosure activity and the operation of a hotel located in the Columbus, Ohio market which was transferred to other real estate owned in the third quarter of 2009.

The acquisition of five branches in March 2009 and increased maintenance costs in the first quarter resulted in higher net occupancy expenses of $0.5 million in the first six months of 2010, while restructuring and merger-related expenses declined $0.4 million, and consulting expenses declined

$0.6 million as compared to the first six months of 2009.  Marketing expenses declined $0.7 million from the first six months of 2009 primarily due to reduced advertising and reduced free checking promotions in the first six months of 2010.

INCOME TAXES

The provision for income taxes increased $1.4 million in the first half of 2010 compared to the same 2009 period primarily due to an increase in pre-tax income.  The year-to-date 2010 effective tax rate increased to 11.6% as compared to 6.3% in 2009  due to improved pretax income and lower amounts of tax-exempt income to total income.

FINANCIAL CONDITION

Total assets decreased 0.8% in the first six months of 2010, while total shareholders’ equity increased 2.7% as compared to December 31, 2009.  The decrease in total assets is primarily attributable to a 2.2% reduction in the net loan portfolio, which was partially offset by a 0.5% increase in investment securities and an increase in cash and due from banks.  The loan portfolio decrease is a result of WesBanco’s continued strategic reduction in residential loan balances, while continuing to focus on improving overall credit quality, coupled with a reduction in consumer loan demand and normal paydowns on consumer and residential loans. Deposits increased 3.5% from December 31, 2009 as lower cost deposits were used to fund maturing FHLB advances and other short-term borrowings. Total shareholders’ equity increased by approximately $16.0 million primarily due to net income available to common shareholders exceeding dividends for the period by $8.7 million and a $7.2 million increase in unrealized gains in the available-for-sale and held-to-maturity securities portfolio, which are included net of the tax effect in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies	$ 298,860	$ 190,726	$ 108,134	56.7%
Corporate debt securities	4,863	2,932	1,931	65.9%
Residential mortgage-backed securities and collateralized
mortgage obligations of government agencies	336,034	698,138	(362,104)	(51.9%)
Other residential collateralized mortgage obligations	-	2,591	(2,591)	(100.0%)
Obligations of states and political subdivisions	196,051	363,619	(167,568)	(46.1%)
Equity securities	4,144	3,798	346	9.1%
Total securities available-for-sale	$ 839,952	$ 1,261,804	$ (421,852)	(33.4%)
Securities held-to-maturity (at amortized cost):
Corporate debt securities	1,451	1,450	1	0.1%
Residential mortgage-backed securities and collateralized
mortgage obligations of government agencies	256,188	-	256,188	100.0%
Other residential collateralized mortgage obligations	1,605	-	1,605	100.0%
Obligations of states and political subdivisions	170,952	-	170,952	100.0%
Total securities held-to-maturity	$ 430,196	$ 1,450	$ 428,746	29568.7%
Total securities	$ 1,270,148	$ 1,263,254	$ 6,894	0.5%
Available-for-sale securities:
Weighted average taxable equivalent yield at the respective period end	3.86%	4.57%
As a % of total securities	66.1%	99.9%
Weighted average life (in years)	2.3	3.7
Held-to-maturity securities:
Weighted average taxable equivalent yield at the respective period end	4.74%	9.71%
As a % of total securities	33.9%	0.1%
Weighted average life (in years)	6.1	20.3
(1) At June 30, 2010 and December 31, 2009, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

          Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased slightly by 0.5% from December 31, 2009 to June 30, 2010, while decreasing by 15.7% from June 30, 2009.  The decrease from the prior year is due primarily to the sale of securities at realized gains in addition to principal paydowns on mortgage-backed securities that have been used for liquidity  purposes and also for repayment of short term and FHLB borrowings.  The slight increase in the current year is attributable to security purchases of $292.3 million  partially offset by security sales of $103.5 million and maturities, paydowns, and calls of $192.1 million.

At the close of business on April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio.  The available-for-sale securities were transferred at fair market value at a net unrealized gain of $8.9 million recorded as a premium and included in the amortized cost of the held-to-maturity securities.  The premium will be amortized over the remaining life of the securities through other comprehensive income but will have no affect on net income.  The securities consisted of residential mortgage backed securities, residential and other collateralized mortgage obligations, and both taxable and tax exempt municipal obligations that have longer average lives or lower coupons and for which management has the positive intent and ability to hold until maturity.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the fair value of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	June 30, 2010		December 31, 2009
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds:
AAA rating	$ 84,523	22.9%	$ 78,008	21.5%
AA rating	170,879	46.3%	130,914	36.0%
A rating	68,379	18.5%	97,210	26.7%
Below an A rating	20,378	5.5%	29,616	8.1%
No rating	24,813	6.7%	27,871	7.7%
Total municipal bond portfolio	$ 368,972	100.0%	$ 363,619	100.0%

WesBanco’s municipal bond portfolio consists of both taxable and tax-exempt general obligation and revenue bonds.  As of June 30, 2010, $282.6 million or 76.6% were categorized as general obligation bonds and $86.4 million or 23.4% were categorized as revenue bonds, similar to the percentages for both categories as of December 31, 2009.

In addition, at June 30, 2010, $40.7 million or 11.0% of the municipal bond portfolio consisted of state issued bonds, and $328.3 million or 89.0% were locally issued, approximately the same as at year end.  The portfolio is broadly spread across the U.S., with bonds totaling 58% in the top five states of Ohio, Pennsylvania, Illinois, West Virginia, and Texas.

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

TABLE 8. COMPOSITION OF LOANS

	June 30, 2010		December 31, 2009
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial and industrial	$ 447,875	13.1%	$ 451,688	13.0%
Commercial real estate:
Land and construction	258,401	7.6%	254,637	7.3%
Other	1,507,188	44.2%	1,525,584	43.8%
Residential real estate:
Land and construction	8,638	0.3%	8,787	0.3%
Other	653,555	19.2%	699,610	20.1%
Home equity	246,470	7.2%	239,784	6.9%
Consumer	277,571	8.1%	290,856	8.3%
Total portfolio loans	3,399,698	99.7%	3,470,946	99.7%
Loans held for sale	11,007	0.3%	9,441	0.3%
Total Loans	$ 3,410,705	100.0%	$ 3,480,387	100.0%
(1) Loans are presented gross of the allowance for loan losses, and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans decreased $69.7 million or 2.0% between December 31, 2009 and June 30, 2010, primarily due to the continued intentional reduction of residential real estate loans through sales of new loans in the secondary market which represented 66% or $46.1 million of the decline in total portfolio loans from December 31, 2009.  Consumer loans declined $13.3 million primarily due to reduced demand as well as tighter underwriting standards.  CRE loans, which include commercial land and construction, declined $14.6 million despite a $3.8 million increase in commercial land and construction as opportunities to finance quality real estate projects continued to be available despite the downturn in the economy.  Other CRE loans declined due to unscheduled repayments of certain loans and the charge-down and transfer of certain loans from the portfolio to loans held for sale.  C&I loans declined $3.8 million as loan demand continued to decrease due to economic conditions and a reduction in business activity.  Home equity lines of credit continued to increase in 2010 by $6.7 million despite the tightening of credit standards, primarily due to marketing campaigns.  WesBanco continues to focus on improving the overall profitability of the loan portfolio through disciplined underwriting and pricing practices.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual and renegotiated loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection.  WesBanco generally only recognizes cash received on non-accrual loans as interest income if recovery of principal is reasonably assured.

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

TABLE 9. NON-PERFORMING ASSETS

	June 30,	December 31,
(unaudited, dollars in thousands)	2010	2009
Non-accrual loans:
Commercial and industrial	$ 11,055	$ 12,749
Commercial real estate (1)	38,521	38,210
Residential real estate	14,183	13,228
Home equity	1,046	818
Consumer	278	268
Total non-accrual loans	65,083	65,273
Renegotiated loans:
Commercial and industrial	505	552
Commercial real estate	25,285	11,468
Residential real estate	3,545	2,826
Consumer	137	142
Total renegotiated loans	29,472	14,988
Total non-performing loans	$ 94,555	$ 80,261
Other real estate owned and repossessed assets	6,068	8,691
Total non-performing assets	$ 100,623	$ 88,952

Non-performing loans/total loans	2.78%	2.31%
Non-performing assets/total loans, other real estate and repossessed assets	2.95%	2.56%
(1)  Includes $0.8 million of loans classified as held-for-sale.

TABLE 10. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(unaudited, in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets
Beginning balance, December 31, 2009:	$ 65,273	$ 14,988	$ 13,362	$ 8,691
Activity during the six months:
Additions, including transfers from other categories	25,143	18,368	20,452	-
Real estate foreclosures or deeds in lieu of foreclosure	-	-	-	2,321
Repossessions of other collateral	-	-	-	1,975
Reductions, including transfers to other categories	(2,363)	(2,127)	(9,309)	-
Charge-offs or charge-downs	(10,273)	(679)	-	(2,915)
Other real estate sold	-	-	-	(1,856)
Repossessed assets sold	-	-	-	(2,271)
Principal payments and other changes, net	(12,697)	(1,078)	(196)	123
Ending balance, June 30, 2010	$ 65,083	$ 29,472	$ 24,309	$ 6,068

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $14.3 million from December 31, 2009 to $94.6 million or 2.77% of total loans at June 30, 2010 primarily due to a $14.5 million or 96.6% increase in renegotiated loans mostly related to CRE loans.  CRE loans and residential real estate loans represent approximately 67% and 19%, respectively of non-performing loans at June 30, 2010.  CRE has been impacted by rising vacancy rates and declining property values across all classes of property particularly in the metropolitan markets of central and southwestern Ohio.  More residential real estate loans are experiencing extended delinquency that requires them either to be renegotiated to avoid foreclosure whenever possible, or placed on non-accrual even if they remain adequately secured.  Although categorized as non-performing loans, renegotiated loans are accruing if they generally continue to perform in accordance with their modified terms.  At June 30, 2010, approximately $24.8 million or 84% of renegotiated loans were current and two were more than 90 days past due representing $0.6 million of the renegotiated balance.  Non-accrual loans include $7.1 million of loans whose terms have also been renegotiated to provide a concession to the borrower.

Total impaired loans, which represent non-accrual, renegotiated and other impaired loans increased $25.2 million from December 31, 2009 to $118.9 million at June 30, 2010.  In addition, impaired loans with an allocated allowance for loan losses increased $16.3 million from December 31, 2009 to $46.5 million at June 30, 2010, reflecting the deterioration in value of the underlying collateral associated with these loans from current appraisals.

As compared to December 31, 2009, other real estate owned assets declined $2.6 million as of June 30, 2010 to $6.1 million primarily due to $2.8 million in write-downs of a hotel in the first six months of 2010.

TABLE 11. LOANS PAST DUE AND ACCRUING INTEREST
	June 30,	December 31,
(unaudited, dollars in thousands)	2010	2009
Loans past due 90 days or more:
Commercial and industrial	$ 172	$ 17
Commercial real estate	-	1,503
Residential real estate	2,840	2,655
Home equity	1,000	274
Consumer	814	826
Total loans past due 90 days or more	$ 4,826	$ 5,275

Loans past due 30 to 89 days:
Commercial and industrial	$ 3,820	$ 1,982
Commercial real estate	14,675	5,052
Residential real estate	8,460	8,865
Home equity	2,226	2,562
Consumer	6,336	6,935
Total loans past due 30 to 89 days	$ 35,517	$ 25,396

Loans past due 90 days or more and accruing/total loans	0.14%	0.15%
Loans past due 30-89 days/total loans	1.04%	0.73%

The decrease in loans past due 90 days or more and still accruing interest reflected in the foregoing table is the result of certain loans migrating to non-performing status during the six months ended June 30, 2010 and aggressive collection efforts.  Loans past due 30-89 days and still accruing interest increased $10.1 million from December 31, 2009 to June 30, 2010 primarily due to a $9.6 million increase in CRE loans past due 30-89 days.  Many of these loans were previously recognized as other impaired loans or adversely classified prior to becoming past due.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 2010 increased $6.6 million to $65.2 million or 1.92% of total loans as compared to 1.65% at June 30, 2009, due to general economic conditions, declining collateral values and other correlated factors that indicate a higher level of probable but unconfirmed loss primarily in CRE and C&I loan categories.  Net loan charge-offs increased $8.0 million for the six months ended June 30, 2010 compared to the same period last year, with the most significant charges in the current quarter related to CRE loans due to declining property values and $3.2 million of charge-offs relating to the sale of three loans with specific reserves totaling $1.5 million included in the provision in prior quarters.  As compared to the first quarter of 2010, net charge-offs in the second quarter of 2010 increased 72%.  Net annualized loan charge-offs to average loans were 1.42% for the quarter ended June 30, 2010 compared to 0.68% for same period last year.

TABLE 12. ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended
	June 30,
(unaudited, dollars in thousands)	2010	2009
Beginning balance of allowance for loan losses	$ 61,160	$ 49,803
Provision for loan losses	23,175	19,950
Charge-offs:
Commercial and industrial	3,343	2,959
Commercial real estate	10,740	3,813
Residential real estate	3,032	1,308
Home equity	263	606
Consumer	2,564	2,903
Total loan charge-offs	19,942	11,589
Deposit account overdrafts	487	530
Total loan and deposit account overdraft charge-offs	20,429	12,119

Recoveries:
Commercial and industrial	145	85
Commercial real estate	341	42
Residential real estate	16	57
Home equity	9	10
Consumer	615	556
Total loan recoveries	1,126	750
Deposit account overdrafts	171	188
Total loan and deposit account overdraft recoveries	1,297	938
Net loan and deposit account overdraft charge-offs	19,132	11,181
Ending balance of allowance for loan losses	$ 65,203	$ 58,572

Annualized net charge-offs as a percentage of average total loans:
Commercial and industrial	1.41%	1.21%
Commercial real estate	1.17%	0.43%
Residential real estate	0.88%	0.31%
Home equity	0.21%	0.54%
Consumer	1.38%	1.53%
Total loan charge-offs	1.09%	0.62%

Allowance for loan losses as a percentage of total loans	1.92%	1.65%
Allowance for loan losses to total non-performing loans	0.69x	0.72x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	0.66x	0.64x
Allowance for loan losses to trailing twelve months' net charge-offs	1.39x	2.36x

The allowance for loan losses provided coverage of 69% of non-performing loans at June 30, 2010 compared to coverage of 72% at June 30, 2009.  The decrease in this coverage ratio reflects an increase in the allowance for loan losses from $58.6 million at June 30, 2009 to $65.2 million at June 30, 2010 which was more than offset by an increase in non-performing loans from $81.6 million at June 30, 2009 to $94.6 million at June 30, 2010.  The increase in non-performing loans from $81.6 million at June 30, 2009 to $94.6 million at June 30, 2010 resulted in a $3.2 million increase in specific reserves since June 30, 2009 primarily due to declining appraised values on impaired CRE loans during this period.  The determination of specific reserves for non-performing loans considers the value of supporting collateral and therefore, the coverage of the allowance for loan losses to non-performing loans may change over time as the portion of the loan portfolio classified as non-performing changes. The $65.2 million allowance at June 30, 2010 represented 139% of net charge-offs for the trailing twelve months ended June 30, 2010 and 135% of annualized second quarter 2010 net charge-offs.

Real estate collateral valuation is based on an appraisal or other property evaluation.  A new appraisal may be obtained during the term of a real estate loan when the repayment capacity of the borrower is deemed impaired, the bank deems the loan more dependent on the value of the collateral for repayment, when there is reason to believe that there has been a significant decline in real estate values since the date of the previous appraisal, or when specific assumptions in the previous appraisal no longer appear to be valid. New appraisals or evaluations are generally not obtained for loans that continue to perform in accordance with their original terms unless the bank determines it prudent to obtain a current valuation due to changes in the financial performance of the property, the passage of time since the original valuation, market volatility, the availability of financing from other sources than the bank, the amount of inventory of competing properties, improvements in or lack of maintenance to the subject property or competing surrounding properties, changes in zoning, or environmental contamination.

Table 13 summarizes the allowance for loan losses allocated to each major segment of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2010	Total	2009	Total
Commercial and industrial	$ 16,327	25.0%	$ 13,659	22.3%
Commercial real estate	34,095	52.3%	32,654	53.4%
Residential real estate	5,437	8.3%	4,919	8.0%
Home equity	1,988	3.1%	2,309	3.8%
Consumer	6,274	9.6%	6,649	10.9%
Deposit account overdrafts	1,082	1.7%	970	1.6%
Total allowance for loan losses	$ 65,203	100.0%	$ 61,160	100.0%

Components of the allowance for loan losses:
General reserves	$ 52,745	80.9%	$ 53,151	86.9%
Specific reserves	12,458	19.1%	8,009	13.1%
Total allowance for loan losses	$ 65,203	100.0%	$ 61,160	100.0%

The allowance for loan losses allocated to CRE, C&I  and residential real estate loans increased from December 31, 2009 to June 30, 2010, while the allocation to home equity and consumer loans declined and deposit account overdrafts remained relatively flat. The allowance for CRE loans increased from December 31, 2009 primarily to reflect recessionary market conditions that have resulted in decreased collateral values and increased non-performing loans.  The increase in the allowance allocated to C&I loans was due to higher historical loss rates.  The allocation to residential real estate loans increased due to higher loss rates and the impact of current economic conditions on collateral values.

Although the allowance is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at June 30, 2010.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 14. DEPOSITS

	June 30,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Non-interest bearing demand	$ 547,551	$ 545,019	$ 2,532	0.5%
Interest bearing demand	450,163	450,697	(534)	(0.1%)
Money market	839,743	714,926	124,817	17.5%
Savings deposits	513,062	486,055	27,007	5.6%
Certificates of deposit	1,763,288	1,777,536	(14,248)	(0.8%)
Total deposits	$ 4,113,807	$ 3,974,233	$ 139,574	3.5%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits increased by $139.6 million or 3.5% during the six months ended June 30, 2010; however, excluding deposits held by former AmTrust single service customers, total deposits increased $186.8 million as compared to December 31, 2009.

Money market deposits, savings deposits and non-interest bearing demand deposits increased by 17.5%, 5.6% and 0.5%, respectively, during the second quarter due to continued efforts to obtain more account relationships.

The 0.8% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the bank.  The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace.  WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Service (CDARS®) program, which had $233.8 million in total outstanding balances at June 30, 2010, as compared to $134.2 million at December 31, 2009 as WesBanco attempts to lengthen certificate of deposit maturities to reduce sensitivity to future rising interest rates.  Certificates of Deposit of $250,000 or more were approximately $179.5 million at June 30, 2010 as compared to $171.0 million at December 31, 2009.  Certificates of deposit of $100,000 or more were approximately $771.6 million at June 30, 2010 as compared to $648.6 million at December 31, 2009, while certificates of deposit totaling approximately $827.9 million at June 30, 2010 with a cost of 1.47% are scheduled to mature within the next year.  Current market rates for certificates of deposit may result in a lower total certificate of deposit cost from these maturities assuming rates stay the same and matured certificates of deposit roll into similar products.  WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

	June 30,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Federal Home Loan Bank borrowings	$ 309,642	$ 496,393	$ (186,751)	(37.6%)
Other short-term borrowings	177,426	188,522	(11,096)	(5.9%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	111,174	111,176	(2)	(0.0%)
Total borrowings	$ 598,242	$ 796,091	$ (197,849)	(24.9%)

 Borrowings are a less significant source of funding for WesBanco and in the current yield curve environment, certain borrowings may be more expensive than other available funding sources including deposits.  In the first half of 2010, WesBanco reduced Federal Home Loan Bank and other short-term borrowings, including federal funds purchased, utilizing funds provided by lower cost deposits, or used other available cash flows for their payoff.  Additional maturities of $55.0 million in the second half of 2010 may permit a further lowering of the cost of wholesale borrowings as current borrowing rates are lower, or management will use available cash to pay off these borrowings.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $177.4 million at June 30, 2010 as compared to $188.5 million at December 31, 2009.  The decrease in these borrowings have occurred primarily as a result of a $5.6 million decrease in securities sold under agreements to repurchase, a $5.0 million decrease in federal funds purchased and a $0.5 million decrease in treasury tax and loan notes.  The revolving line of credit, which is a senior obligation of the parent company, expires on July 31, 2010 and is currently expected to be renewed with a correspondent bank in the third quarter.  The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million.  There were no outstanding balances as of June 30, 2010 or December 31, 2009.

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

CAPITAL RESOURCES

Shareholders' equity was $604.7 million at June 30, 2010 compared to $588.7 million at December 31, 2009.  Total equity increased due to net income available to common shareholders during the current six-month period of $16.1 million and $7.2 million of other comprehensive income. The increase was partially offset by the declaration of common shareholder dividends totaling $7.4 million.

WesBanco did not purchase any shares during the current six-month period under an existing one million share repurchase plan.  At June 30, 2010, remaining WesBanco common stock authorized to be purchased as part of the current one million share repurchase plan totaled 584,325 shares.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco Bank (the “Bank”), as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2010, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $3.3 million from the Bank.  WesBanco seeks to continue improving its capital ratios as short-term debt matures and is paid off from investment and loan cash flows.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum	Well	June 30, 2010		December 31, 2009
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 419,930	8.13%	$ 410,176	7.86%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	419,930	11.61%	410,176	11.12%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	465,387	12.87%	456,492	12.37%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 391,607	7.61%	$ 391,551	7.52%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	391,607	10.90%	391,551	10.67%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	436,785	12.15%	437,608	11.93%
(1) Minimum requirements to remain adequately capitalized.
(2) Well capitalized under prompt corrective action regulations.
(3) Minimum requirement is 3% for certain highly-rated bank holding companies.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains numerous and wide-ranging reforms to the structure of the U.S. financial system.  Portions of the Dodd-Frank Act are effective at different times, and many of the provisions are general statements directing regulators to draft more detailed rules.  Consequently, the full scope of the Dodd-Frank Act’s impact on the financial system in general and WesBanco in particular cannot be predicted at this time.

As a bank holding company, WesBanco will be subjected to increased capital and management restrictions.  For example, in the future, WesBanco will not be able to raise capital in the form of trust preferred securities, though existing trust preferred securities held by WesBanco will be counted as Tier 1 capital until their maturity.  A provision known as the Volcker Rule will place limitations on WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds.  A provision known as the Lincoln Rule will prevent WesBanco from engaging in certain swap transactions unless they are carried out through a separately capitalized affiliate.  Increased restrictions will also apply to transactions with and among WesBanco subsidiaries, and the Federal Reserve Board will have increased regulatory authority over subsidiaries that are not banks.

As a publicly traded company, WesBanco will be required to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements.  The Dodd-Frank Act also calls for regulators to issue new rules relating to compensation committee independence, incentive-based compensation arrangements deemed excessive, and proxy access by shareholders.

The Dodd-Frank Act increases the ability of the Bank and other insured depository institutions to open new branches across state lines and authorizes such institutions to pay interest on checking accounts.

The temporary increase in FDIC deposit insurance coverage, from $100,000 to $250,000, is made permanent.  The size of the FDIC deposit insurance fund is increased by raising the minimum reserve ratio from 1.15 percent to 1.35 percent of the assessment base.  The cost of raising the reserve ratio is to be borne by institutions with assets of $10 billion or more.  For institutions of all sizes, deposit insurance premiums will no longer be based on the amount of deposits; instead, they will be based on total liabilities (assets minus tangible equity).  Management is currently evaluating the impact of this change but it is believed by the banking industry that this provision should be more advantageous to community banks that are not as highly dependent upon borrowings to fund their operations as compared to larger banks.

A new government agency known as the Bureau of Consumer Financial Protection will have the authority to write and enforce rules implementing numerous consumer protection laws applicable to all banks.  Relating to mortgage lending, the Dodd-Frank Act requires new disclosures, verification, and restrictions, some of which are expected to limit the creation of variable-rate mortgages.  In addition, the Dodd-Frank Act requires the Federal Reserve Board to write rules that are expected to limit debit card interchange fees.

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

Securities are the principal source of short-term liquidity for WesBanco.  Securities totaled $1,270.1 million at June 30, 2010, of which $840.0 million were classified as available-for-sale, including net unrealized gains of $23.2 million.  At June 30, 2010, WesBanco has approximately $19.2 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $289.0 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $154.7 million based on current prepayment speeds, from loans held for sale totaling $11.0 million, from loans scheduled to mature within the next year of $610.3 million and from normal monthly loan repayments.  At June 30, 2010, WesBanco had $120.4 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity.  Sources of liquidity within the next year listed above totaled $1,204.6 million at June 30, 2010.

On April 30, 2010, WesBanco transferred a portion of the available-for-sale securities portfolio with an amortized cost of $417.8 million and a fair value of $426.7 million into the held-to-maturity category.  Management’s intent is to hold these securities to maturity.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.1 billion at June 30, 2010. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $827.9 million at June 30, 2010 which includes jumbo regular certificates of deposit and jumbo CDARS© deposits totaling $225.6 million with a weighted-average cost of 1.50% and $105.5 million with a cost of 1.17%, respectively. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at June 30, 2010 approximated $1.043 billion, which has increased from December 31, 2009 due to scheduled maturities of FHLB borrowings during the first six months of 2010.  At June 30, 2010, the Bank had unpledged available-for-sale securities with an amortized cost of $485.1 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings.  In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2010, WesBanco had a BIC line of credit totaling $145.7 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million at June 30, 2010 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

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

The principal sources of parent company liquidity are dividends from the Bank, a total of $13.9 million in cash and investments on hand, and a $25 million revolving line of credit with another bank none of which was outstanding at June 30, 2010.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2010, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $3.3 million from the Bank.

At June 30, 2010, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $648.5 million, compared to $710.9 million at December 31, 2009. On a historical basis, only a small portion of these commitments will result in an outflow of funds.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period.  The table below shows WesBanco’s interest rate sensitivity at June 30, 2010 and December 31, 2009 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is -25%.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2010	December 31, 2009	Guidelines
+300	0.8%	(9.6%)	-25%
+200	2.0%	(4.7%)	- 12.5%
+100	2.6%	(0.4%)	- 5.0%
-100	(3.4%)	(0.8%)	- 5.0%

As per the table above, the earnings simulation model at June 30, 2010 currently projects that net interest income for the next twelve month period would decrease by 3.4% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 0.8% for the same scenario as of December 31, 2009, and a decrease of 1.5% at March 31, 2010.

For rising rate scenarios, net interest income would increase by 2.6%, 2.0% and 0.8% if rates increased by 100, 200 and 300 basis points, respectively, as compared to a decrease of 0.4%, 4.7% and 9.6% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2009, and at March 31, 2010, an increase of 2.0% for 100 basis points, and a decrease of 0.3% and 2.9% for 200 basis points and 300 basis points, respectively. In 2010, the balance sheet has become more asset sensitive as compared to prior periods, although it is still anticipated that in a rapidly rising rate environment, the increase in net interest income would be less than in a slower, more gradual increasing rate environment, due to an anticipation of slowing prepayment speeds and the extension risk associated with certain asset types, primarily residential mortgages and mortgage backed securities, having a greater impact in a 200 basis point and above rising rate environment, net of the impact of lagging deposit rates in rising interest rate environments. Of note, mortgage instruments, both loans and securities, generally exhibit a propensity to prepay at faster speeds during periods of decreasing rates, and at slower speeds when rates increase.

The decrease in liability sensitivity between December 31, 2009 and June 30, 2010 was a result of changes in balance sheet composition primarily as certain borrowings and short-term CD’s matured and were paid off during late 2009 and through the first half of 2010, as well as additional short-term cash generated from increasing deposits, primarily MMDA-type accounts. Such cash generated in the first quarter was used to pay down $100 million in FHLB maturing borrowings that came due in the second quarter, and second quarter-end cash is intended to pay down another $50 million of FHLB borrowings in the third quarter. While the Bank has been focused on reducing its funding costs, both in deposits and short-term borrowings to improve the net interest margin, a lengthening of maturity in certain CDARS®-type CDs also improved liability sensitivity. Also, the continued reduction in fixed rate, longer-term residential mortgages, as the Bank sells most of its current fixed rate production into the secondary market, mitigates overall liability sensitivity. WesBanco’s ALCO expects, absent any other management actions, that its net interest margin may be slightly negatively impacted by maintaining greater Bank liquidity and reinvesting cash flows from loans and investments at lower rates, along with funding floors. Rate increases are not currently anticipated in the near term, and as noted above an extended period of lower rates would result in a lower net interest margin.

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

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario.  The simulation model at June 30, 2010, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.9% over the next twelve months, compared to a 0.9% increase at December 31, 2009.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At June 30, 2010, the market value of equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 5.2% as compared to a decrease of 2.5% at year end.  In a 100 basis point falling rate environment, the model indicates a decrease of 5.8%, as compared to a decrease of 2.9% as of December 31, 2009. WesBanco’s policy is to limit such change to minus 30% for a 200 basis point change in interest rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2010, WesBanco had an active stock repurchase plan in which up to one million shares can be acquired. The plan was approved by the Board of Directors on March 21, 2007 and provides for shares to be purchased for general corporate purposes, which may include potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no open market repurchases during the first six months of 2010.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2010				584,325

April 1, 2010 to April 30, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	24,536	$ 16.69	N/A	N/A

May 1, 2010 to May 31, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	9,104	$ 18.84	N/A	N/A

June 1, 2010 to June 30, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	3,139	$ 17.89	N/A	N/A

Second Quarter 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	36,779	$ 17.32	N/A	N/A
Total	36,779	$ 17.32	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS
10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 22, 2010).

10.2	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement.

10.3	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement.
31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 30, 2010	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2010	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)