Form 10-Q
period 2010-10-27
WESBANCO INC
filed 2010-10-27
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 26, 2010, there were 26,586,953 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2010 and 2009 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3	Quantitative and Qualitative Disclosures About Market Risk	37

4	Controls and Procedures	39

	PART II – OTHER INFORMATION
1	Legal Proceedings	40

2	Unregistered Sales of Equity Securities and Use of Proceeds	40

6	Exhibits	41

	Signatures	42

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(unaudited, dollars in thousands, except per share amounts)	2010	2009

ASSETS
Cash and due from banks, including interest bearing amounts of $583 and $10,813, respectively	$ 88,954	$ 82,867
Securities:
Available-for-sale, at fair value	893,414	1,261,804
Held-to-maturity (fair values of $476,710 and $1,443, respectively)	465,297	1,450
Total securities	1,358,711	1,263,254
Loans held for sale	13,132	9,441
Portfolio loans:
Commercial	431,996	451,688
Commercial real estate	1,733,426	1,780,221
Residential real estate	635,934	708,397
Home equity	248,481	239,784
Consumer	268,265	290,856
Total portfolio loans, net of unearned income	3,318,102	3,470,946
Allowance for loan losses	(58,989)	(61,160)
Net portfolio loans	3,259,113	3,409,786
Premises and equipment, net	85,868	89,603
Accrued interest receivable	20,882	20,048
Goodwill and other intangible assets, net	286,228	288,292
Bank-owned life insurance	106,054	103,637
Other assets	143,681	130,424
Total Assets	$ 5,362,623	$ 5,397,352

LIABILITIES
Deposits:
Non-interest bearing demand	$ 562,770	$ 545,019
Interest bearing demand	493,172	450,697
Money market	853,324	714,926
Savings deposits	520,074	486,055
Certificates of deposit	1,741,736	1,777,536
Total deposits	4,171,076	3,974,233
Federal Home Loan Bank borrowings	259,179	496,393
Other short-term borrowings	180,422	188,522
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,027	111,176
Total borrowings	545,628	796,091
Accrued interest payable	6,888	9,208
Other liabilities	30,744	29,104
Total Liabilities	4,754,336	4,808,636

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2010
and 2009; outstanding: 26,586,953 shares and 26,567,653 shares in 2010 and 2009, respectively	55,487	55,487
Capital surplus	191,902	192,268
Retained earnings	354,925	340,788
Treasury stock (46,895 shares and 66,195 shares in 2010 and 2009, respectively, at cost)	(1,063)	(1,498)
Accumulated other comprehensive income	8,221	2,949
Deferred benefits for directors	(1,185)	(1,278)
Total Shareholders' Equity	608,287	588,716
Total Liabilities and Shareholders' Equity	$ 5,362,623	$ 5,397,352

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands, except shares and per share amounts)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 46,753	$ 50,970	$ 143,038	$ 154,513
Interest and dividends on securities:
Taxable	8,957	10,563	26,792	28,872
Tax-exempt	2,763	3,595	8,609	10,806
Total interest and dividends on securities	11,720	14,158	35,401	39,678
Other interest income	103	84	299	302
Total interest and dividend income	58,576	65,212	178,738	194,493
INTEREST EXPENSE
Interest bearing demand deposits	650	787	1,957	2,163
Money market deposits	1,821	1,758	5,949	4,853
Savings deposits	533	606	1,758	1,784
Certificates of deposit	8,817	13,062	28,299	41,221
Total interest expense on deposits	11,821	16,213	37,963	50,021
Federal Home Loan Bank borrowings	2,576	5,568	10,477	16,814
Other short-term borrowings	1,207	1,780	3,558	5,619
Junior subordinated debt owed to unconsolidated subsidiary trusts	986	1,222	2,974	4,232
Total interest expense	16,590	24,783	54,972	76,686
NET INTEREST INCOME	41,986	40,429	123,766	117,807
Provision for credit losses	11,778	16,200	34,953	36,019
Net interest income after provision for credit losses	30,208	24,229	88,813	81,788
NON-INTEREST INCOME
Trust fees	3,765	3,508	11,459	10,149
Service charges on deposits	4,897	6,648	15,914	17,941
Electronic banking fees	2,230	1,953	6,335	5,554
Net securities brokerage revenue	1,217	1,310	3,642	3,110
Bank-owned life insurance	879	1,873	2,789	3,661
Net securities gains	981	1,329	3,284	3,933
Net gains on sales of mortgage loans	985	820	2,079	1,606
Net loss on other real estate owned and other assets	(654)	29	(3,499)	(397)
Other income	676	1,085	2,599	1,744
Total non-interest income	14,976	18,555	44,602	47,301
NON-INTEREST EXPENSE
Salaries and wages	13,749	13,920	40,326	41,085
Employee benefits	4,671	5,240	14,016	15,008
Net occupancy	2,534	2,572	8,133	7,676
Equipment	2,460	2,888	7,440	8,117
Marketing	1,223	1,486	3,008	3,961
FDIC insurance	1,740	1,528	5,028	7,104
Amortization of intangible assets	676	806	2,060	2,315
Restructuring and merger-related expenses	(32)	2	175	623
Other operating expenses	8,660	9,263	25,454	26,174
Total non-interest expense	35,681	37,705	105,640	112,063
Income before provision for income taxes	9,503	5,079	27,775	17,026
Provision for income taxes	350	(363)	2,473	390
NET INCOME	$ 9,153	$ 5,442	$ 25,302	$ 16,636
Preferred dividends and expense associated with unamortized discount and issuance costs	-	3,121	-	5,233
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 9,153	$ 2,321	$ 25,302	$ 11,403
EARNINGS PER COMMON SHARE
Basic	$ 0.34	$ 0.09	$ 0.95	$ 0.43
Diluted	$ 0.34	$ 0.09	$ 0.95	$ 0.43
AVERAGE SHARES OUTSTANDING
Basic	26,586,953	26,567,653	26,577,302	26,565,621
Diluted	26,587,281	26,568,081	26,577,827	26,567,174
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.14	$ 0.14	$ 0.42	$ 0.70

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 and 2009
								Accumulated
								Other	Deferred
(unaudited, dollars in thousands,	Preferred Stock		Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
except per share amounts)	Shares	Amount	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
January 1, 2010	-	$ -	26,567,653	$ 55,487	$ 192,268	$ 340,788	$ (1,498)	$ 2,949	$ (1,278)	$ 588,716
Net income						25,302				25,302
Other comprehensive income (1)								5,272		5,272
Total comprehensive income										30,574
Common dividends
declared ($0.42 per share)						(11,165)				(11,165)
Treasury shares sold			19,300		(405)		435			30
Stock compensation expense					132					132
Deferred benefits for directors- net					(93)				93	-
September 30, 2010	-	$ -	26,586,953	$ 55,487	$ 191,902	$ 354,925	$ (1,063)	$ 8,221	$ (1,185)	$ 608,287

January 1, 2009	75,000	$ 72,332	26,560,889	$ 55,487	$ 193,221	$ 344,403	$ (1,661)	$ (3,182)	$ (1,229)	$ 659,371
Net income						16,636				16,636
Other comprehensive income (1)								12,377		12,377
Total comprehensive income										29,013
Preferred dividends and amortization
of discount		2,668				(5,233)				(2,565)
Common dividends
declared ($0.70 per share)						(18,595)				(18,595)
Treasury shares sold			6,764		(52)		163			111
Redemption of preferred stock	(75,000)	(75,000)								(75,000)
Deferred benefits for directors- net					42				(42)	-
September 30, 2009	-	$ -	26,567,653	$ 55,487	$ 193,211	$ 337,211	$ (1,498)	$ 9,195	$ (1,271)	$ 592,335
(1) Other comprehensive income in 2009 and 2010 consists primarily of the net change in unrealized gains and losses in available-for-sale securities.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September 30,
(unaudited, in thousands)	2010	2009
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 70,037	$ 47,972
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	114,809	418,869
Proceeds from maturities, prepayments and calls	326,123	280,427
Purchases of securities	(511,795)	(1,164,469)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	28,721	-
Purchases of securities	(67,420)	-
Net cash received from acquisitions	-	578,573
Net decrease in loans	110,478	70,879
Purchases of premises and equipment – net	(1,666)	(2,605)
Net cash (used in) provided by investing activities	(750)	181,674
FINANCING ACTIVITIES:
Increase (decrease) in deposits	197,079	(95,878)
Proceeds from Federal Home Loan Bank borrowings	20,000	-
Repayment of Federal Home Loan Bank borrowings	(256,378)	(27,014)
Decrease in other short-term borrowings	(2,769)	(28,603)
Decrease in federal funds purchased	(5,000)	(32,000)
Repayment of junior subordinated debt	(5,000)	-
Repayment of preferred stock	-	(75,000)
Dividends paid to common and preferred shareholders	(11,162)	(25,176)
Treasury shares sold – net	30	111
Net cash used in financing activities	(63,200)	(283,560)
Net increase (decrease) in cash and cash equivalents	6,087	(53,914)
Cash and cash equivalents at beginning of the period	82,867	141,170
Cash and cash equivalents at end of the period	$ 88,954	$ 87,256
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 57,292	$ 76,514
Income taxes paid	4,285	4,975
Transfers of loans to other real estate owned	6,058	7,535
Transfers to loans held for sale	15,437	-
Transfers of available for sale securities to held to maturity securities at fair value	426,723	-
Summary of business acquisition:
Fair value of tangible assets acquired	-	600,257
Fair value of liabilities assumed	-	(603,086)
Contract payment in the acquisition	-	(20,693)
Goodwill and other intangibles recognized	$ -	$ (23,522)

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

RECENT ACCOUNTING PRONOUNCEMENTS— In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to improve disclosures about the credit quality of financing receivables and the allowance for credit losses.  Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment and class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  WesBanco does not believe that this statement will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an accounting pronouncement to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except shares and per share amounts)	2010	2009	2010	2009
Numerator for both basic and diluted earnings per common share:
Net Income	$ 9,153	$ 5,442	$ 25,302	$ 16,636
Less: Preferred dividends and expense associated with unamortized discount and issuance costs	-	$ (3,121)	-	$ (5,233)
Net income available to common shareholders	$ 9,153	$ 2,321	$ 25,302	$ 11,403

Denominator:
Total average basic common shares outstanding	26,586,953	26,567,653	26,577,302	26,565,621
Effect of dilutive stock options	328	428	525	1,553
Total diluted average common shares outstanding	26,587,281	26,568,081	26,577,827	26,567,174

Earnings per common share - basic	$ 0.34	$ 0.09	$ 0.95	$ 0.43
Earnings per common share - diluted	$ 0.34	$ 0.09	$ 0.95	$ 0.43

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

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
Other government agencies	$ 334,551	$ 2,191	$ (190)	$ 336,552	$ 191,184	$ 638	$ (1,096)	$ 190,726
Corporate debt securities	25,910	24	(53)	25,881	2,886	46	-	2,932
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	322,717	10,734	(19)	333,432	684,142	15,086	(1,090)	698,138
Other residential collateralized mortgage obligations	-	-	-	-	2,569	22	-	2,591
Obligations of state and political subdivisions	186,038	7,167	(38)	193,167	356,693	8,818	(1,892)	363,619
Total debt securities	869,216	20,116	(300)	889,032	1,237,474	24,610	(4,078)	1,258,006
Equity securities	3,565	818	(1)	4,382	3,508	291	(1)	3,798
Total available-for-sale securities	$ 872,781	$ 20,934	$ (301)	$ 893,414	$ 1,240,982	$ 24,901	$ (4,079)	$ 1,261,804
Held-to-maturity
Corporate debt securities	$ 1,451	$ -	$ (479)	$ 972	$ 1,450	$ -	$ (7)	$ 1,443
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	235,137	3,647	(46)	238,738	-	-	-	-
Other residential collateralized mortgage obligations	1,437	26	-	1,463	-	-	-	-
Obligations of state and political subdivisions	227,272	8,285	(20)	235,537	-	-	-	-
Total held-to-maturity securities	$ 465,297	$ 11,958	$ (545)	$ 476,710	$ 1,450	$ -	$ (7)	$ 1,443
Total securities	$ 1,338,078	$ 32,892	$ (846)	$ 1,370,124	$ 1,242,432	$ 24,901	$ (4,086)	$ 1,263,247

At September 30, 2010, and December 31, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

At the close of business on April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio.  The available-for-sale securities were transferred at fair market value at a net unrealized gain of $8.9 million recorded as a premium and included in the amortized cost of the held-to-maturity securities.  The premium will be amortized over the remaining life of the securities through other comprehensive income but will have no affect on net income.  The securities consisted of residential mortgage backed securities, residential and other collateralized mortgage obligations, and both taxable and tax-exempt municipal obligations that had longer average lives or lower coupons.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities at fair value:

	September 30, 2010
		After One But	After Five But
(unaudited, in thousands)	Within One Year	Within Five Years	Within Ten Years	After Ten Years	Total
Available-for-sale
Other government agencies	$ 238,959	$ 75,116	$ -	$ 22,477	$ 336,552
Corporate debt securities	11,873	12,022	1,986	-	25,881
Residential mortgage-backed securities and
collateralized mortgage obligations of
government agencies (1)	43,654	258,644	28,930	2,204	333,432
Obligations of states and political subdivisions	66,350	93,578	33,239	-	193,167
Equity securities	-	-	-	4,382	4,382
Total available-for-sale securities	$ 360,836	$ 439,360	$ 64,155	$ 29,063	$ 893,414
Held-to-maturity (2)
Residential mortgage-backed securities and
collateralized mortgage obligations of
government agencies (1)	$ 6,597	$ 179,385	$ 52,756	$ -	$ 238,738
Other residential collateralized mortgage
obligations	-	1,463	-	-	1,463
Obligations of states and political subdivisions	14,574	36,557	138,064	46,342	235,537
Corporate debt securities	-	-	-	972	972
Total held-to-maturity securities	$ 21,171	$ 217,405	$ 190,820	$ 47,314	$ 476,710
Total securities	$ 382,007	$ 656,765	$ 254,975	$ 76,377	$ 1,370,124
(1) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(2) The held-to-maturity portfolio is carried at an amortized cost of $465.3 million.

Securities with aggregate par values of $605.0 million and $548.1 million at September 30, 2010 and December 31, 2009, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase.  Proceeds from the sale of available-for-sale securities were $114.8 million and $418.9 million for the nine months ended September 30, 2010 and 2009, respectively.   Net unrealized security gains on the available-for-sale portfolio were $20.6 million and $20.8 million for September 30, 2010, and December 31, 2009.  These unrealized gains were recognized in other comprehensive income, net of tax.  For the nine months ended September 30, 2010, gross security gains on available-for-sale securities were $3.3 million, and gross losses of $33,000 were recorded due to the write down of one equity security.  For the nine months ended September 30, 2009 gross security gains on available-for-sale securities were $4.1 million and gross security losses were $0.2 million, from impairment losses on two equity securities.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2010 and December 31, 2009:
	September 30, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 53,380	$ (190)	8	$ -	$ -	-	$ 53,380	$ (190)	8
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	30,126	(52)	19	581	(14)	1	30,707	(66)	20
Obligations of states and political subdivisions	11,216	(53)	19	377	(4)	2	11,593	(57)	21
Corporate debt securities	9,447	(532)	4	-	-	-	9,447	(532)	4
Equity securities	4	(1)	2	-	-	-	4	(1)	2
Total temporarily impaired securities	$ 104,173	$ (828)	52	$ 958	$ (18)	3	$ 105,131	$ (846)	55

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 104,014	$ (1,096)	16	$ -	$ -	-	$ 104,014	$ (1,096)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	138,878	(1,076)	17	590	(15)	1	139,468	(1,091)	18
Obligations of states and political subdivisions	59,659	(1,723)	56	3,996	(168)	7	63,655	(1,891)	63
Corporate debt securities	1,443	(7)	1	-	-	-	1,443	(7)	1
Equity securities	4	(1)	2	-	-	-	4	(1)	2
Total temporarily impaired securities	$ 303,998	$ (3,903)	92	$ 4,586	$ (183)	8	$ 308,584	$ (4,086)	100

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

Most of the unrealized loss in the corporate debt securities in 2010 relates to one trust preferred security in the held-to-maturity portfolio. WesBanco performs a quarterly review of this security which includes a review of the financial condition and the near-term prospects of the issuer, any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and WesBanco’s intent and ability not to sell or be required to sell its investment prior to recovery of cost, and based on this review, despite a credit downgrade below investment grade in 2010, there is no significant evidence to suggest that future cash flows will be insufficient to recover the amortized cost basis of the security.  The decline in fair value is believed to be primarily attributable to temporary illiquidity and the financial crisis affecting the banking sector and not necessarily the expected cash flows of the individual security.  Currently, the issuer has made all contractual payments and there is no indication that they will not be able to make them in the future.

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are of investment grade quality and all are paying principal and interest according to their contractual terms. WesBanco does not intend to sell, and it is not more likely than not that it will be required to sell loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice.  The FHLB of Pittsburgh stock owned by WesBanco does not have readily determinable fair value and is recorded as a cost method investment in other assets totaling $26.3 million at September 30, 2010 and December 31, 2009, and is held primarily to serve as collateral on FHLB borrowings.  Although the FHLB of Pittsburgh has suspended dividends and the repurchase of excess capital stock, it is meeting its current debt obligations, has continued to exceed all required capital ratios, and has remained in compliance with statutory and regulatory requirements.  Accordingly, as of September 30, 2010, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB of Pittsburgh stock was not impaired.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.0 million at September 30, 2010 and $3.3 million at December 31, 2009.

The following table presents the changes in the allowance for loan losses:

	For the Nine Months Ended
	September 30,
(unaudited, in thousands)	2010	2009
Balance at beginning of period	$ 61,160	$ 49,803
Provision for loan losses	34,666	36,150

Charge-offs	(38,919)	(26,540)
Recoveries	2,082	1,342
Net charge-offs	(36,837)	(25,198)

Balance at end of period	$ 58,989	$ 60,755

The following tables summarize loans classified as impaired:
	September 30,	December 31,
(unaudited, in thousands)	2010	2009
Balance of impaired loans with no allocated allowance for loan losses	$ 62,207	$ 63,456
Balance of impaired loans with an allocated allowance for loan losses	39,141	30,167
Total impaired loans	$ 101,348	$ 93,623

Allowance for loan losses allocated to impaired loans	$ 7,878	$ 8,009

At September 30, 2010, Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $2.5 million.  At December 31, 2009, Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million.

The provision for credit losses for the nine months ended September 30, 2010 and 2009 includes both the provision for loan losses of $34.7 million and $36.2 million respectively, and the provision for loan commitments of $0.3 million and ($0.2) million respectively.

In September 2010, certain nonperforming loans with a book value of $14.6 million and specific and general reserves totaling $5.4 million were sold.  Total proceeds from the sale were $4.4 million, resulting in $10.5 million in charge-offs in the third quarter of 2010.

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the Federal Home Loan Bank (“FHLB”) System.  WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types with a market value in excess of the outstanding balances of the borrowings.  At September 30, 2010 and December 31, 2009, WesBanco had FHLB borrowings of $259.2 million and $496.4 million, respectively, with a weighted-average interest rate of 3.65% and 3.84%, respectively.  FHLB borrowings have decreased from December 31, 2009 due to scheduled maturities during the first nine months of 2010.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco, totaling $29.5 million at September 30, 2010 and $30.9 million at December 31, 2009, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at September 30, 2010 and December 31, 2009 was approximately $1.006 billion and $914.6 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $259.2 million outstanding at September 30, 2010, $111.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2010 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2010	$ 5,010	3.81%
2011	84,349	3.76%
2012	76,617	3.64%
2013	50,638	3.28%
2014	16,289	3.40%
2015 and thereafter	26,276	4.13%
Total	$ 259,179	3.65%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2010	2009	2010	2009
Service cost – benefits earned during year	$ 587	$ 599	$ 1,742	$ 1,798
Interest cost on projected benefit obligation	886	837	2,630	2,511
Expected return on plan assets	(1,210)	(945)	(3,591)	(2,834)
Amortization of prior service cost	(29)	(29)	(87)	(88)
Amortization of net loss	306	476	908	1,428
Net periodic pension cost	$ 540	$ 938	$ 1,602	$ 2,815

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.3 million is due for 2010 which will be funded by the Plan’s available credit balance.  No decision has been made as of September 30, 2010 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

NOTE 7. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are measured at fair value on a recurring or nonrecurring basis.  The following is a discussion of these assets and liabilities and valuation techniques applied to each for fair value measurement:

Securities: The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 1 or 2 of the fair value hierarchy.  Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy.  This includes certain specific municipal debt issues.

Mortgage servicing rights:  The fair value of mortgage servicing rights is based on an independent valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations.  If the carrying value exceeds fair value, they are considered impaired and are classified within level 3 of the fair value hierarchy as a result.  These rights are measured at fair value on a nonrecurring basis.

Impaired loans:  Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

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

Loans held for sale:  The carrying amount of residential mortgage loans held for sale approximates fair value.  Portfolio loans held for sale are recorded at the contractual sales price or a third party valuation less costs to sell and are therefore classified within level 3 of the fair value hierarchy.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as defined by fair value accounting guidance within the Accounting Standards Codification:
		September 30, 2010
		Fair Value Measurements Using:
	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities - available-for-sale
Other government agencies	$ 336,552	$ -	$ 336,552	$ -
Corporate debt securities	25,881	-	25,881	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	333,432	-	333,432	-
Obligations of state and political subdivisions	193,167	-	193,098	69
Equity securities	4,382	2,577	1,805	-
Total securities - available-for-sale	$ 893,414	$ 2,577	$ 890,768	$ 69

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels 1 and 2 for the nine months ending September 30, 2010.

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Other residential
	collateralized	Obligations of
	mortgage	state and political
(unaudited, in thousands)	obligations	subdivisions	Equity securities	Total
For the Three Months ended September 30, 2010:
Beginning balance	$ -	$ 217	$ 242	$ 459
Transfers out of Level 3	-	-	(242)	(242)
Total gains and losses
included in other comprehensive income	-	(3)	-	(3)
Settlements	-	(145)	-	(145)
Ending balance	$ -	$ 69	$ -	$ 69

For the Three Months ended September 30, 2009:
Beginning balance	$ 42	$ 1,452	$ 242	$ 1,736
Transfers out of Level 3	-	-	-	-
Total gains and losses
included in other comprehensive income	-	89	-	89
Settlements	-	(103)	-	(103)
Ending balance	$ 42	$ 1,438	$ 242	$ 1,722

For the Nine Months ended September 30, 2010:
Beginning balance	$ 33	$ 1,401	$ 242	$ 1,676
Transfers out of Level 3	(19)	(815)	(242)	(1,076)
Total gains and losses
included in other comprehensive income	3	(6)	-	(3)
Settlements	(17)	(511)	-	(528)
Ending balance	$ -	$ 69	$ -	$ 69

For the Nine Months ended September 30, 2009:
Beginning balance	$ 55	$ 1,446	$ 267	$ 1,768
Transfers out of Level 3	-	-	(25)	(25)
Total gains and losses
included in other comprehensive income	(13)	166	-	153
Settlements	-	(174)	-	(174)
Ending balance	$ 42	$ 1,438	$ 242	$ 1,722

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

		Fair Value Measurements Using:
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)		(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Impaired loans (1)	$ 31,263	$ -	$ -	$ 31,263
Other real estate owned and repossessed assets (2)	8,577	-	-	8,577
Mortgage servicing rights (3)	1,918	-	-	1,918
Loans held for sale (4)	13,132	-	-	13,132
December 31, 2009
Impaired loans (1)	$ 22,158	$ -	$ -	$ 22,158
Other real estate owned and repossessed assets (2)	8,691	-	-	8,691
Mortgage servicing rights (3)	2,407	-	-	2,407
Loans held for sale (4)	9,441	-	-	9,441
(1)	Represents the carrying value of loans for which adjustments are based on the appraised value and management’s judgment of the value of collateral or cost.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore carried at their fair value as determined from independent valuations.
(4)	The carrying amount of residential mortgage loans held for sale approximates fair value.

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

The following table represents the estimates of fair value of financial instruments:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
(unaudited, in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$ 88,954	$ 88,954	$ 82,867	$ 82,867
Securities available-for-sale	893,414	893,414	1,261,804	1,261,804
Securities held-to-maturity	465,297	476,710	1,450	1,443
Net loans	3,259,113	3,105,478	3,409,786	3,273,207
Loans held for sale	13,132	13,132	9,441	9,441
Accrued interest receivable	20,882	20,882	20,048	20,048
Bank owned life insurance	106,054	106,054	103,637	103,637
Financial liabilities:
Deposits	4,171,076	4,200,013	3,974,233	3,984,671
Federal Home Loan Bank borrowings	259,179	268,904	496,393	500,336
Other borrowings	180,422	183,517	188,522	184,512
Junior subordinated debt	106,027	55,087	111,176	58,144
Accrued interest payable	6,888	6,888	9,208	9,208

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

Net loans — Fair values for loans are estimated using a discounted cash flow methodology.  The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity.  In the current market environment for loans, investors are generally requiring a much higher rate of return then the return inherent in loans if held to maturity given the lack of market liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.

Loans held for sale — The carrying amount of residential mortgage loans held for sale approximates fair value.  Portfolio loans held for sale are recorded at the contractual sales price or third party valuation less costs to sell.

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

Junior subordinated debt owed to unconsolidated subsidiary trusts — Due to the pooled nature of these instruments, which are not actively traded on an equity market, estimated fair value is based on broker prices from recent similar sales.

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

 NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS— In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.5 million and $0.2 million as of September 30, 2010 and December 31, 2009 respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million as of both September 30, 2010 and December 31, 2009, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans.  The guarantee amortizes as the loan balances decrease.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2010	2009
Commitments to extend credit	$ 634,184	$ 710,871
Standby letters of credit	34,281	34,488
Affordable housing plan guarantees	4,283	4,366

In addition to the commitments above, WesBanco Bank Community Development Corporation (“WBCDC”), a wholly-owned subsidiary of WesBanco Bank, Inc. has made a $1.0 million commitment to an investment company in order to provide investments in early stage companies in the state of Ohio.

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claim contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $2.8 billion and $2.6 billion at September 30, 2010 and 2009, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:
		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended September 30, 2010:
Interest income	$ 58,576	$ -	$ 58,576
Interest expense	16,590	-	16,590
Net interest income	41,986	-	41,986
Provision for credit losses	11,778	-	11,778
Net interest income after provision for credit losses	30,208	-	30,208
Non-interest income	11,211	3,765	14,976
Non-interest expense	33,251	2,430	35,681
Income before provision for income taxes	8,168	1,335	9,503
Provision for (benefit from) income taxes	(184)	534	350
Net income	$ 8,352	$ 801	$ 9,153

For the Three Months ended September 30, 2009:
Interest income	$ 65,212	$ -	$ 65,212
Interest expense	24,783	-	24,783
Net interest income	40,429	-	40,429
Provision for credit losses	16,200	-	16,200
Net interest income after provision for credit losses	24,229	-	24,229
Non-interest income	15,047	3,508	18,555
Non-interest expense	35,400	2,305	37,705
Income before provision for income taxes	3,876	1,203	5,079
Provision for (benefit from) income taxes	(844)	481	(363)
Net income	$ 4,720	$ 722	$ 5,442

For the Nine Months ended September 30, 2010:
Interest income	$ 178,738	$ -	$ 178,738
Interest expense	54,972	-	54,972
Net interest income	123,766	-	123,766
Provision for credit losses	34,953	-	34,953
Net interest income after provision for credit losses	88,813	-	88,813
Non-interest income	33,143	11,459	44,602
Non-interest expense	98,296	7,344	105,640
Income before provision for income taxes	23,660	4,115	27,775
Provision for income taxes	827	1,646	2,473
Net income	$ 22,833	$ 2,469	$ 25,302

For the Nine Months ended September 30, 2009:
Interest income	$ 194,493	$ -	$ 194,493
Interest expense	76,686	-	76,686
Net interest income	117,807	-	117,807
Provision for credit losses	36,019	-	36,019
Net interest income after provision for credit losses	81,788	-	81,788
Non-interest income	37,152	10,149	47,301
Non-interest expense	105,080	6,983	112,063
Income before provision for income taxes	13,860	3,166	17,026
Provision for (benefit from) income taxes	(876)	1,266	390
Net income	$ 14,736	$ 1,900	$ 16,636

Total non-fiduciary assets of the trust and investment services segment were $1.9 million and $1.4 million at September 30, 2010 and 2009, respectively.  All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2009 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Forms 10-Q for the quarters ended March 31, and June 30, 2010, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under Part I, Item 1A. Risk Factors.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2010 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2009 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

WesBanco’s net income available to common shareholders for the quarter ended September 30, 2010 was $9.2 million as compared to $2.3 million for the third quarter of 2009, representing an increase of 294%, while diluted earnings per common share were $0.34 for the third quarter of 2010, as compared to $0.09 per common share for the third quarter of 2009.  For the nine month period, net income available to common shareholders was $25.3 million or $0.95 per common share, while for the same period in 2009, net income available to common shareholders was $11.4 million or $0.43 per common share.  Net income available to common shareholders increased 122% in the first nine months of 2010 as compared to 2009.

Net income in the third quarter and year-to-date period of 2009 was reduced by Troubled Asset Relief Program (“TARP”) related preferred dividends and expenses totaling $3.1 million and $5.2 million, respectively to arrive at net income available to common shareholders.  The TARP preferred stock was repurchased by WesBanco in September of 2009.

Net income before the TARP related preferred dividends and expenses increased by $3.7 million during the third quarter and $8.7 million in the year-to-date period of 2010, as compared to the same periods of 2009, primarily due to increased net interest income and reduced provision for credit losses and non-interest expense, partially offset by reduced non-interest income.  Net interest income increased $1.6 million and $6.0 million in the third quarter and nine month periods of 2010 due to increases in the net interest margin, as the low interest environment continued to reduce the cost of funds.  The net interest margin increased 26 basis points in the third quarter to 3.61% and 26 basis points in the first nine months of 2010 to 3.58% as compared to the same periods in 2009 due to the average rate on interest bearing liabilities decreasing by 65 basis points and 61 basis points respectively, while the rate on earning assets declined at a much slower pace of 32 basis points in the third quarter and 28 basis points in the year-to-date period.  Lower rates on deposits, maturities of higher rate certificates of deposit and an increase in lower cost deposits, primarily money market and demand accounts, all contributed to the improvement in the cost of funds.  In addition, the average balance for borrowings, which generally have higher interest rates, decreased by $315.3 million or 39.3% in the third quarter of 2010 from the third quarter of 2009, through planned reductions utilizing the liquidity obtained through the branch acquisition in the first quarter of 2009 and other reductions in earning assets.  For the nine months, the margin was also impacted positively by the investment of the proceeds from the branch acquisition throughout the second quarter of 2009 as compared to the initial proceeds being invested primarily in overnight or other low-yielding, short-term investments.

The provision for loan losses decreased $4.7 million in the third quarter and $1.5 million in the first nine months of 2010 compared to the same periods of 2009. The provision in the current quarter was stable compared to each of the preceding quarters in 2010.  Net charge-offs increased $5.6 million in the third quarter compared to the second quarter of 2010 due to $10.5 million of charge-offs relating to the sale of $11.6 million of commercial real estate and $3.0 million of commercial loans.  Previous reserves associated with these loans totaled $5.4 million.  Non-accrual loans decreased $11.7 million from year-end primarily as a result of the sale or foreclosure of loans in the current and prior quarters and other successful efforts to exit or reduce this category of loans, although somewhat offsetting this decrease was an increase of $20.5 million in restructured loans.  The allowance for loans losses was 1.78% of total loans at September 30, 2010 compared to 1.76% at December 31, 2009 and 1.74% at September 30, 2009.

For the third quarter of 2010 non-interest income decreased $3.6 million and for the nine months ended September 30, 2010 it decreased $2.7 million as compared to the same periods in 2009.  The quarterly decrease was principally due to a $1.8 million decline in service charges on deposits resulting from changes in overdraft fee structures mandated by recently adopted regulatory requirements and changes in customer banking behaviors, reduced income from bank owned life insurance due to a benefit claim recognized in the third quarter of 2009 and increased losses on other real estate owned.  The year-to-date total includes decreases in service charges on deposits and $3.1 million in year-to-date write-downs in other real estate owned of a hotel property.  Improvements in non-interest income included trust fee growth of 12.9% in the first nine months of 2010 as compared to the first nine months of 2009 due to new business developed this year and improved market conditions.  In addition, revenue increased in most other major non-interest operating areas including electronic banking fees, securities brokerage revenue and mortgage banking.

Non-interest expenses decreased $2.0 million in the third quarter and $6.4 million year-to-date as compared to the same periods in 2009.  WesBanco significantly reduced expenses in most expense categories including salaries and wages, employee benefits, marketing and professional fees, somewhat offset by increases in foreclosure-related property expenses and occupancy expenses.  In addition, the year-to-date expense reduction includes a decrease in FDIC insurance of $2.1 million primarily due to a special assessment of $2.6 million in the second quarter of 2009, partially offset by premium increases due to higher deposit levels.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, dollars in thousands)	2010	2009	2010	2009
Net interest income	$ 41,986	$ 40,429	$ 123,766	$ 117,807
Taxable equivalent adjustments to net interest income	1,488	1,936	4,636	5,819
Net interest income, fully taxable equivalent	$ 43,474	$ 42,365	$ 128,402	$ 123,626
Net interest spread, non-taxable equivalent	3.30%	2.94%	3.25%	2.87%
Benefit of net non-interest bearing liabilities	0.19%	0.26%	0.20%	0.29%
Net interest margin	3.49%	3.20%	3.45%	3.16%
Taxable equivalent adjustment	0.12%	0.15%	0.13%	0.16%
Net interest margin, fully taxable equivalent	3.61%	3.35%	3.58%	3.32%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, comprised of deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities.  Net interest income increased $1.6 million or 3.9% in the third quarter and $6.0 million or 5.1% in the first nine months of 2010 as compared to the same periods of 2009 due to increases in the net interest margin resulting from WesBanco’s successful management of rates on the loan portfolio and on deposits.  This increase was partially offset by decreases in average earning assets.  Net interest income has now increased for six consecutive quarters.  The net interest margin increased 26 basis points to 3.61% in the third quarter and 26 basis points to 3.58% in the year-to-date period of 2010 due to decreases in the average rates on interest bearing liabilities, more than offsetting smaller decreases in interest earned on assets.  Average earning assets decreased due to pay downs on loans and sales and maturities of securities used to fund reductions in higher cost borrowings. Lower rates on deposits, maturities of higher rate certificates of deposit and an increase in lower cost deposits, primarily money market and other transaction accounts, all contributed to the improvement in the cost of funds.  In addition, the average balances for higher rate borrowings in the third quarter of 2010 decreased by $315.3 million or 39.3% from the third quarter of 2009 through planned reductions utilizing the liquidity obtained through the branch acquisition in the first quarter of 2009 and other reductions in earning assets. The margin has also benefited from a 8.9% increase in average non-interest bearing deposit balances in the third quarter.

Interest income decreased 10.2% in the third quarter and 8.1% in the year-to-date period of 2010 as compared to the same periods of 2009 due to lower yields and decreases in earning assets.  The yield on total earning assets decreased 32 basis points to 4.98% in the third quarter and 28 basis points to 5.11% in first nine months of 2010.  Rates decreased on nearly all earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout the last two years. Taxable securities yields decreased 44 basis points in the third quarter and 24 basis points in the year to date period of 2010 primarily due to the reinvestment of funds from investment maturities and calls and loan prepayments at current lower available interest rates.  Repricing of loans as a result of the lower interest rate environment and the reduction in interest income related to increases in average non-performing loans caused a decline in loan yields of 22 basis points in the third quarter and 20 basis points in the first nine months of 2010.  The decrease in average earning assets of $245.2 million in the third quarter was primarily due to a decrease in average loan balances of $161.9 million, mostly planned reductions in residential mortgage loans, and a $121.9 million decrease in average securities balances through sales and maturities of primarily tax exempt securities.  In addition, proceeds from loan principal reductions, which generally have higher yields than typical investment types, have been reinvested at lower yields, thus reducing the overall yield of the earning assets.

Average loan balance decreases are primarily due to management’s continued focus on overall profitability of the loan portfolio through disciplined underwriting and pricing practices, continued strategic decreases in residential real estate loans through the sale of most originations and the sale of certain non-accrual commercial loans in the third quarter.  In addition, the slow economic recovery has resulted in lower demand for new construction and development projects in our markets and reduced commercial line usage.  These decreases were partially offset by increases in home equity loans through various marketing and targeted sales efforts in our branches.  Write-downs, charge-offs and foreclosures have also impacted commercial balances, as well as strategic decreases in certain customer property and commercial types.  Consumer loans declined due to reduced demand for automobile and other consumer loan types, other competitive bank and non-bank rate offerings and tighter underwriting standards.

In the third quarter of 2010 interest expense decreased 33.1% and, in the first nine months of 2010, interest expense decreased 28.3% as compared to the same periods of 2009.  These decreases were due to a 65 basis point decline in the average rate paid on interest bearing liabilities in the third quarter and a 61 basis point decline in the year-to-date period of 2010, and due to decreases in interest bearing liabilities of 5.2% and 2.9%, respectively.  Rates paid on deposits declined by 52 basis points, for both periods, with rates on CDs declining by 74 basis points, also for both periods of 2010 due to management reducing certain interest rates on renewing or rollover CDs to competitive levels in order to realize a lower cost of funds during a period of declining loan yields. This included certain high rate, single service CDs from branches acquired in 2009, which were offered lower rates to renew.  In addition, average balances of CDs represented 42.2% of total average deposits in the third quarter of 2010 as compared to 47.1% in the third quarter of 2009, while money market deposit accounts (“MMDA”), with a lower rate of 0.85%, increased to 20.4% of total average deposits in the 2010 quarter, as compared to 16.8% in the third quarter of 2009.  This change in the mix of deposit types, and the reductions in higher cost borrowings, also contributed to the reduced cost of funds.  Current balance sheet liquidity from deposit increases and loan reductions have been used to pay down higher cost maturing borrowings in the first nine months of 2010, further reducing interest expense.  Borrowings, excluding junior subordinated debt, were 11.6% of average interest bearing liabilities in the third quarter of 2010 as compared to 18.1% in the third quarter of 2009.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 79,613	0.32%	$ 38,772	0.19%	$ 95,895	0.23%	$ 43,606	0.19%
Loans, net of unearned income (1)	3,367,628	5.51%	3,529,534	5.73%	3,414,824	5.60%	3,563,632	5.80%
Securities: (2)
Taxable	1,054,588	3.40%	1,100,345	3.84%	981,320	3.64%	991,584	3.88%
Tax-exempt (3)	260,944	6.52%	337,130	6.56%	269,142	6.56%	336,334	6.59%
Total securities	1,315,532	4.02%	1,437,475	4.48%	1,250,462	4.27%	1,327,918	4.57%
Federal funds sold	-	-	-	-	-	-	2,755	0.24%
Other earning assets	29,743	0.54%	31,911	0.83%	30,121	0.60%	32,055	0.97%
Total earning assets (3)	4,792,516	4.98%	5,037,692	5.30%	4,791,302	5.11%	4,969,966	5.39%
Other assets	629,665		624,389		633,237		620,730
Total Assets	$ 5,422,181		$ 5,662,081		$ 5,424,539		$ 5,590,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 474,897	0.54%	$ 456,939	0.68%	$ 468,571	0.56%	$ 452,836	0.64%
Money market accounts	851,910	0.85%	680,008	1.03%	804,810	0.99%	604,735	1.07%
Savings deposits	518,272	0.41%	483,273	0.50%	508,740	0.46%	466,819	0.51%
Certificates of deposit	1,765,540	1.98%	1,905,645	2.72%	1,763,315	2.15%	1,906,149	2.89%
Total interest bearing deposits	3,610,619	1.30%	3,525,865	1.82%	3,545,436	1.43%	3,430,539	1.95%
Federal Home Loan Bank borrowings	303,377	3.37%	574,097	3.85%	393,279	3.56%	583,837	3.85%
Other borrowings	183,895	2.60%	228,514	3.09%	181,441	2.62%	232,982	3.22%
Junior subordinated debt	109,889	3.56%	111,164	4.36%	110,739	3.59%	111,143	5.09%
Total interest bearing liabilities	4,207,780	1.56%	4,439,640	2.21%	4,230,895	1.74%	4,358,501	2.35%
Non-interest bearing demand deposits	567,645		521,477		553,170		521,157
Other liabilities	37,824		57,260		36,672		54,405
Shareholders’ Equity	608,932		643,704		603,802		656,633
Total Liabilities and
Shareholders’ Equity	$ 5,422,181		$ 5,662,081		$ 5,424,539		$ 5,590,696

Taxable equivalent net interest spread		3.42%		3.09%		3.38%		3.03%
Taxable equivalent net interest margin		3.61%		3.35%		3.58%		3.32%
(1)
Gross of allowance for loan losses and net of unearned income.  Includes non-accrual and loans held for sale.  Loan fees included in interest income on loans totaled $0.9 million and $3.1 million for the three and nine months ended September 30, 2010, respectively, and $0.9 million and $3.7 million for the same periods in 2009.

(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Compared to September 30, 2009			Compared to September 30, 2009
			Net Increase			Net Increase
(unaudited, in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ 28	$ 17	$ 45	$ 87	$ 14	$ 101
Loans, net of unearned income	(2,289)	(1,928)	(4,217)	(6,323)	(5,151)	(11,474)
Taxable securities	(426)	(1,180)	(1,606)	(296)	(1,784)	(2,080)
Tax-exempt securities (1)	(1,241)	(38)	(1,279)	(3,307)	(73)	(3,380)
Federal funds sold	-	-	-	(3)	(2)	(5)
Other earning assets	(4)	(22)	(26)	(14)	(86)	(100)
Total interest income change (1)	(3,932)	(3,151)	(7,083)	(9,856)	(7,082)	(16,938)

Increase (decrease) in interest expense:
Interest bearing demand deposits	29	(166)	(137)	73	(279)	(206)
Money market accounts	399	(336)	63	1,504	(408)	1,096
Savings deposits	42	(115)	(73)	153	(179)	(26)
Certificates of deposit	(905)	(3,340)	(4,245)	(2,909)	(10,013)	(12,922)
Federal Home Loan Bank borrowings	(2,367)	(625)	(2,992)	(5,153)	(1,184)	(6,337)
Other borrowings	(317)	(256)	(573)	(1,119)	(942)	(2,061)
Trust preferred securities	(14)	(222)	(236)	(15)	(1,243)	(1,258)
Total interest expense change	(3,133)	(5,060)	(8,193)	(7,466)	(14,248)	(21,714)
Net interest income increase (decrease) (1)	$ (799)	$ 1,909	$ 1,110	$ (2,390)	$ 7,166	$ 4,776
(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $4.7 million in the third quarter and $1.5 million in the first nine months of 2010 compared to the same periods of 2009. The provision in the current quarter was stable compared to each of the preceding quarters in 2010.  Net charge-offs increased $5.6 million in the third quarter compared to the second quarter of 2010 primarily relating to the sale of $11.6 million of commercial real estate and $3.0 million of commercial loans which resulted in $10.5 million of charge-offs.  Previously provided reserves associated with these loans totaled $5.4 million.  Non-accrual loans decreased $11.7 million from year-end primarily as a result of the sale, charge-offs or foreclosure of loans in the current and prior quarters and other efforts to exit or reduce this category of loans.  The allowance for loans losses was 1.78% of total loans at September 30, 2010 compared to 1.76% at December 31, 2009 and 1.74% at September 30, 2009.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Trust fees	$ 3,765	$ 3,508	$ 257	7.3%	$ 11,459	$ 10,149	$ 1,310	12.9%
Service charges on deposits	4,897	6,648	(1,751)	(26.3%)	15,914	17,941	(2,027)	(11.3%)
Electronic banking fees	2,230	1,953	277	14.2%	6,335	5,554	781	14.1%
Net securities brokerage revenue	1,217	1,310	(93)	(7.1%)	3,642	3,110	532	17.1%
Bank-owned life insurance	879	1,873	(994)	(53.1%)	2,789	3,661	(872)	(23.8%)
Net securities gains	981	1,329	(348)	(26.2%)	3,284	3,933	(649)	(16.5%)
Net gains on sales of mortgage loans	985	820	165	20.1%	2,079	1,606	473	29.5%
Net gain (loss) on other real estate owned and other assets	(654)	29	(683)	(2355.2%)	(3,499)	(397)	(3,102)	781.4%

Other Income
Net insurance services revenue	657	591	66	11.2%	1,699	1,717	(18)	(1.0%)
Other	19	494	(475)	96.2%	900	27	873	(3233.3%)
Total other income	676	1,085	(409)	(37.7%)	2,599	1,744	855	49.0%
Total non-interest income	$ 14,976	$ 18,555	$ (3,579)	(19.3%)	$ 44,602	$ 47,301	$ (2,699)	(5.7%)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations.  WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  For the third quarter of 2010 non-interest income decreased $3.6 million and for the nine months ended September 30, 2010 it decreased $2.7 million as compared to the same periods in 2009.  The quarterly decrease was principally due to a $1.8 million decline in service charges on deposits resulting from changes in overdraft fee structures mandated by recent regulatory changes as well as changes in customer usage of such programs, reduced income from bank-owned life insurance due to a benefit claim recognized in the third quarter of 2009 and additional losses on other real estate owned.  The year-to-date decrease is primarily due to decreases in service charges on deposits and $3.1 million in year-to-date write-downs in other real estate owned of a commercial property.  Improvements in non-interest income included trust fee growth of 12.9% in the first nine months of 2010 as compared to the first nine months of 2009 due to new business developed this year and improved market conditions.  In addition, revenue increased in most other major non-interest operating areas including electronic banking fees, securities brokerage revenue and mortgage banking.  For the three and nine months ended September 30, 2010, non-interest income was 26.3% and 26.5% of total net revenues as compared to 31.5% and 28.7% for the comparable 2009 period, with net revenue being defined as the total of net interest income and non-interest income.

Trust fees improved $0.3 million and $1.3 million in the third quarter and year-to-date period as compared to 2009 due to higher managed asset market values period over period.  The market value of trust assets under management increased from $2.6 billion to $2.8 billion from September 30, 2009 to September 30, 2010.  The increase in trust assets was principally due to market gains and new business in the last twelve months.  At September 30, 2010, trust assets include managed assets of $2.215 billion and non-managed (custodial) assets of $583.2 million.   Assets managed  for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $707.8 million as of September 30, 2010 and $635.6 million at September 30, 2009 and are included in trust managed assets.

Due to recent regulatory changes that include requirements for customers to opt in for overdraft coverage of certain types of electronic banking activities and changes in customer behavior, service charges on deposits, comprised primarily of customer overdraft fees, were 26.3% and 11.3% lower in the third quarter and the nine months of 2010 as compared to 2009, and 14% lower than the second quarter, which was before the effective date of the new rules.   Throughout the second quarter and early in the third quarter of 2010, preceding the August 15, 2010 implementation of the new rules on existing accounts, WesBanco experienced lower daily and monthly overdraft usage patterns as average retail demand deposit balances were higher.  Also impacting the reduced usage were lower overall customer spending patterns due to the continued slow economic recovery in WesBanco’s markets.  Changes in marketing strategies and effectiveness for new demand deposit customers may have also had an impact on the decrease.  While an overwhelming majority of WesBanco’s heaviest overdraft users have opted-in to continue such coverage, low response rates from infrequent users may have some impact on our ability to honor future overdrafts and earn associated fees.

Gains on the sale of loans increased in the third quarter of 2010 as compared to 2009 due to more aggressive loan pricing combined with an increased volume of loans originated as a result of historically low mortgage rates which increased refinancing activity.  For the year-to-date period, the continuation of the First Time Homebuyers Tax Credit and certain incentives offered to West Virginia residents through the West Virginia Housing Development Fund, combined with more aggressive loan pricing in 2010 resulted in a $0.5 million increase from the same period in 2009 despite a 9% decline in residential mortgage production volumes.

Net securities brokerage revenue declined slightly in the third quarter of 2010 as compared to the same period in 2009 but improved $0.6 million year-to-date, as the 2010 period included nine months of new brokerage revenue from sales representatives in the Columbus, Ohio market which established operations in March of 2009.  Electronic banking fees for the year increased $0.3 million and $0.8 million for the three and nine months ended September 30, 2010 as compared to 2009, due to a higher volume of debit card transactions during the periods.

Mortgage servicing fees were up slightly in the third quarter of 2010 compared to last year despite a $0.3 million impairment charge recognized this quarter as compared to a $0.1 million impairment charge recognized in the third quarter of 2009.  Mortgage servicing income improved $0.4 million for the nine months ended September 30, 2010 and included $0.3 million of third quarter servicing rights impairment offset by $0.3 million of recoveries in the first half of 2010 as compared to $0.4 million of impairment in the first nine months of 2009.  Adjustments in the market value of investments in the deferred compensation plan also impacted the change in other income both quarter-to-date and year-to-date.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Salaries and wages	$ 13,749	$ 13,920	$ (171)	(1.2%)	$ 40,326	$ 41,085	$ (759)	(1.8%)
Employee benefits	4,671	5,240	(569)	(10.9%)	14,016	15,008	(992)	(6.6%)
Net occupancy	2,534	2,572	(38)	(1.5%)	8,133	7,676	457	6.0%
Equipment	2,460	2,888	(428)	(14.8%)	7,440	8,117	(677)	(8.3%)
Marketing	1,223	1,486	(263)	(17.7%)	3,008	3,961	(953)	(24.1%)
FDIC Insurance	1,740	1,528	212	13.9%	5,028	7,104	(2,076)	(29.2%)
Amortization of intangible assets	676	806	(130)	(16.1%)	2,060	2,315	(255)	(11.0%)
Restructuring and merger-related expenses	(32)	2	(34)	(1700.0%)	175	623	(448)	(71.9%)

Other operating expenses
Miscellaneous, franchise, and other taxes	1,518	1,487	31	2.1%	4,546	4,416	130	2.9%
Consulting, regulatory, and advisory fees	743	988	(245)	(24.8%)	2,470	3,288	(818)	(24.9%)
Postage	882	964	(82)	(8.5%)	2,687	2,730	(43)	(1.6%)
ATM and interchange expenses	667	857	(190)	(22.2%)	2,027	2,543	(516)	(20.3%)
Communications	682	734	(52)	(7.1%)	2,052	2,215	(163)	(7.4%)
Legal fees	739	690	49	7.1%	2,157	2,049	108	5.3%
Other real estate owned and foreclosure expenses	818	530	288	54.3%	2,280	809	1,471	181.8%
Supplies	583	593	(10)	(1.7%)	1,770	1,896	(126)	(6.6%)
Other	2,028	2,420	(392)	(16.2%)	5,465	6,228	(763)	(12.3%)
Total other operating expenses	8,660	9,263	(603)	(6.5%)	25,454	26,174	(720)	(2.8%)
Total non-interest expense	$ 35,681	$ 37,705	$ (2,024)	(5.4%)	$ 105,640	$ 112,063	$ (6,423)	(5.7%)

Non-interest expenses decreased $2.0 million in the third quarter and $6.4 million year-to-date compared to the same periods in 2009.  WesBanco significantly reduced expenses in most expense categories including salaries and wages, employee benefits, marketing and professional fees, somewhat offset by increases in foreclosure-related property expenses and occupancy expenses.  In addition, the year-to-date expense reduction includes a decrease in FDIC insurance of $2.1 million primarily due to a special assessment of $2.6 million in the second quarter of 2009, partially offset by premium increases due to higher deposit levels. Other real estate owned expenses increased in the third quarter and year to date period as compared to 2009 primarily due to increased foreclosure activity and operating losses from a hotel property acquired and transferred to other real estate in the third quarter of 2009.

Salaries and wages decreased $0.2 million and $0.8 million for the three and nine months as compared to 2009, primarily due to a reduction in full time equivalent employees partially offset by higher brokerage commissions.  Full time equivalent employees declined from 1,428 at September 30, 2009 to 1,371 at September 30, 2010 primarily as the result of planned efficiencies created through a reduction in overtime and other hours worked in certain retail branches and other departments, and a workforce reduction in the fourth quarter of 2009 as a result of the Company’s overall strategy to reduce expenses.  Employee benefits declined $1.0 million year-to-date compared to the prior year due to lower defined benefit pension expenses, and decreased recruiting and other employee-related expenses, while employee health insurance and KSOP expenses have declined slightly.

Marketing expenses declined $1.0 million year-to-date as compared to 2009 primarily due to reduced free checking promotions which were increased in 2009 to establish greater name identity in the former AmTrust branch market area.

WesBanco closed and consolidated two branches in the Columbus market in the third quarter of 2010, however the acquisition of five branches in March 2009 and increased maintenance and other seasonal costs in the first quarter 2010 resulted in higher net occupancy expenses of $0.5 million year-to-date.  Restructuring and merger-related expenses declined $0.4 million from the prior period branch acquisition, and consulting expenses declined $0.8 million as compared to the same period in 2009.  Other operating expenses in the third quarter of 2009 included a one-time $0.5 million contract termination fee.

INCOME TAXES

The provision for income taxes increased $0.7 million for the third quarter and $2.1 million for the nine months ended September 30, 2010 compared to the same 2009 period primarily due to an increase in pre-tax income.  The year-to-date 2010 effective tax rate increased to 8.9% as compared to 2.3% in 2009  due to improved pretax income and a lower percentage of tax-exempt income to total income.  Filed tax return adjustments in the third quarter of each year also somewhat impacted the year-to-date tax rates.  Total adjustments provided a benefit of $0.4 million in the third quarter of 2010 compared to $0.1 million of expense in the third quarter of 2009.

FINANCIAL CONDITION

Total assets decreased 0.6% in the first nine months of 2010, while total shareholders’ equity increased 3.3% as compared to December 31, 2009.  The decrease in total assets combined with a 5.0% increase in deposits funded the pay down of $250.5 million of total borrowings from December 31, 2009.  The net loan portfolio declined 4.4% from December 31, 2009, while investment securities and cash and due from banks increased by 7.5%.  The loan portfolio decrease is a result of WesBanco’s continued strategic reduction in residential loan balances, while continuing to focus on improving overall credit quality, coupled with a reduction in commercial and consumer loan demand and normal pay downs, in addition to the sale of certain impaired commercial loans in 2010.  Deposits increased from December 31, 2009 primarily due to a 19.4% increase in money market deposits, which, combined with smaller increases in demand and savings deposits more than offset a 2.0% decrease in CDs.  The reduction in CDs was due to planned reductions of non-relationship customers acquired with the branch acquisition in 2009.  Total shareholders’ equity increased by approximately $19.6 million primarily due to net income available to common shareholders exceeding dividends for the period by $14.1 million and a $5.3 million increase in unrealized gains in the available-for-sale portfolio, which are included net of the tax effect in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies	$ 336,552	$ 190,726	$ 145,826	76.5%
Corporate debt securities	25,881	2,932	22,949	782.7%
Residential mortgage-backed securities and collateralized
mortgage obligations of government agencies	333,432	698,138	(364,706)	(52.2%)
Other residential collateralized mortgage obligations	-	2,591	(2,591)	(100.0%)
Obligations of states and political subdivisions	193,167	363,619	(170,452)	(46.9%)
Equity securities	4,382	3,798	584	15.4%
Total securities available-for-sale	$ 893,414	$ 1,261,804	$ (368,390)	(29.2%)
Securities held-to-maturity (at amortized cost):
Corporate debt securities	1,451	1,450	1	0.1%
Residential mortgage-backed securities and collateralized
mortgage obligations of government agencies	235,137	-	235,137	N/M
Other residential collateralized mortgage obligations	1,437	-	1,437	N/M
Obligations of states and political subdivisions	227,272	-	227,272	N/M
Total securities held-to-maturity	$ 465,297	$ 1,450	$ 463,847	N/M
Total securities	$ 1,358,711	$ 1,263,254	$ 95,457	7.6%
Available-for-sale securities:
Weighted average taxable equivalent yield at the respective period end	3.61%	4.57%
As a % of total securities	65.8%	99.9%
Weighted average life (in years)	2.9	3.7
Held-to-maturity securities:
Weighted average taxable equivalent yield at the respective period end	4.78%	9.71%
As a % of total securities	34.2%	0.1%
Weighted average life (in years)	6.2	20.3
(1) At September 30, 2010 and December 31, 2009, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.
N/M – Not Meaningful

          Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 7.6% from December 31, 2009 to September 30, 2010, while decreasing by 4.3% from September 30, 2009.  Of the current year increase, over 90% occurred in the third quarter.  The third quarter increase was attributable to proceeds from prepayments on the loan portfolio and deposits being invested in securities.  For the nine months ended September 30, 2010, security purchases of $579.2 million were partially offset by security sales of $134.1 million and maturities, pay-downs, and calls of $354.8 million.  The decrease from the prior year is due primarily to the sale of select securities at realized gains in addition to principal pay-downs on mortgage-backed securities that have been used for liquidity purposes and also for repayment of short-term and FHLB borrowings.

At the close of business on April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio.  The available-for-sale securities were transferred at fair market value at a net unrealized gain of $8.9 million recorded as a premium and included in the amortized cost of the held-to-maturity securities.  The premium will be amortized over the remaining life of the securities through other comprehensive income, but will have no affect on overall net income.  The securities consisted of residential mortgage-backed securities, residential and other collateralized mortgage obligations, and both taxable and tax-exempt municipal obligations that have longer average lives or lower coupons, and for which management has the positive intent and ability to hold until maturity.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the fair value of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	September 30, 2010		December 31, 2009
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds:
AAA rating	$ 100,105	23.3%	$ 78,008	21.5%
AA rating	211,639	49.4%	130,914	36.0%
A rating	66,573	15.5%	97,210	26.7%
Below an A rating	26,054	6.1%	29,616	8.1%
No rating	24,333	5.7%	27,871	7.7%
Total municipal bond portfolio	$ 428,704	100.0%	$ 363,619	100.0%

WesBanco’s municipal bond portfolio consists of both taxable and tax-exempt general obligation and revenue bonds.  As of September 30, 2010, $318.1 million or 74.2% were categorized as general obligation bonds and $110.6 million or 25.8% were categorized as revenue bonds, similar to the percentages for both categories as of December 31, 2009.

In addition, at September 30, 2010, $52.3 million or 12.2% of the municipal bond portfolio consisted of state issued bonds, and $376.4 million or 87.8% were locally issued, approximately the same as at year end.  The portfolio is broadly spread across the U.S., with bonds totaling 56% in the top five states of Ohio, Pennsylvania, Illinois, West Virginia, and Texas.

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

TABLE 8. COMPOSITION OF LOANS

	September 30, 2010		December 31, 2009
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans: (1)
Commercial and industrial	$ 431,996	13.0%	$ 451,688	13.0%
Commercial real estate:
Land and construction	215,609	6.5%	254,637	7.3%
Other	1,517,817	45.6%	1,525,584	43.8%
Residential real estate:
Land and construction	7,737	0.2%	8,787	0.3%
Other	628,197	18.9%	699,610	20.1%
Home equity	248,481	7.4%	239,784	6.9%
Consumer	268,265	8.0%	290,856	8.3%
Total portfolio loans	3,318,102	99.6%	3,470,946	99.7%
Loans held for sale	13,132	0.4%	9,441	0.3%
Total Loans	$ 3,331,234	100.0%	$ 3,480,387	100.0%
 (1) Loans are presented gross of the allowance for loan losses, and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $149.2 million or 4.3% between December 31, 2009 and September 30, 2010, primarily due to the continued intentional reduction of residential real estate loans through sales of new loans in the secondary market which represented 47.9% or $71.4 million of the decline in total loans from December 31, 2009. CRE loans declined $46.8 million primarily due to a $39.0 million decrease in commercial land and construction as new construction loans have not replaced completed construction projects that have been transferred into other CRE loans, primarily due to decreased loan demand.  Other CRE loans declined due to unscheduled repayments of certain loans and the sale of certain impaired loans as well as write-downs, charge-offs and foreclosures.  C&I loans declined $19.7 million as loan demand continued to decrease due to economic conditions and a reduction in business activity.  Consumer loans declined $22.6 million primarily due to reduced demand as well as tighter underwriting standards.  Home equity lines of credit continued to increase in 2010 by $8.7 million despite the tightening of credit standards, primarily due to marketing campaigns.  WesBanco continues to focus on improving the overall profitability of the loan portfolio through disciplined underwriting and pricing practices.

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

Other impaired loans consist of loans that are internally classified as substandard that have not been placed on non-accrual or renegotiated but are not fully secured by the value of the collateral or the observable market price for the loan is less than its outstanding balance.  Other impaired loans include loans for which a specific reserve is established and acquired loans for which a credit valuation adjustment was recorded at the time of acquisition.  Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current or are less than 90 days past due.

Other real estate and repossessed assets consist primarily of real estate acquired through or in lieu of foreclosure and repossessed automobiles or other personal property.

TABLE 9. NON-PERFORMING ASSETS

	September 30,	December 31,
(unaudited, dollars in thousands)	2010	2009
Non-accrual loans:
Commercial and industrial	$ 7,731	$ 12,749
Commercial real estate	32,585	38,210
Residential real estate	12,216	13,228
Home equity	872	818
Consumer	174	268
Total non-accrual loans	53,578	65,273
Renegotiated loans:
Commercial and industrial	515	552
Commercial real estate	31,183	11,468
Residential real estate	3,752	2,826
Consumer	82	142
Total renegotiated loans	35,532	14,988
Total non-performing loans	$ 89,110	$ 80,261
Other real estate owned and repossessed assets	8,577	8,691
Total non-performing assets	$ 97,687	$ 88,952

Non-performing loans/total loans	2.69%	2.31%
Non-performing assets/total loans, other real estate and repossessed assets	2.92%	2.56%

TABLE 10. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY
(unaudited, in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets
Beginning balance, December 31, 2009:	$ 65,273	$ 14,988	$ 13,362	$ 8,691
Additions, including transfers from other categories	39,262	27,563	20,452	-
Real estate foreclosures or deeds in lieu of foreclosure	-	-	-	6,058
Repossessions of other collateral	-	-	-	2,944
Reductions, including transfers to other categories	(6,342)	(3,221)	(15,711)	-
Charge-offs or charge-downs	(26,227)	(1,591)	(4,222)	(3,377)
Other real estate sold	-	-	-	(2,893)
Repossessed assets sold	-	-	-	(3,009)
Principal payments and other changes, net	(18,388)	(2,207)	(1,643)	163
Ending balance, September 30, 2010	$ 53,578	$ 35,532	$ 12,238	$ 8,577

Non-performing loans, which consist of non-accrual and renegotiated loans, increased $8.8 million from December 31, 2009 to $89.1 million or 2.69% of total loans at September 30, 2010 primarily due to a $20.5 million or 137% increase in renegotiated loans mostly related to CRE loans, offset by an $11.7 million decline in non-accrual loans primarily relating to the sale in the third quarter of $11.6 million of impaired CRE loans and $3.0 million of impaired C&I loans.  CRE loans and residential real estate loans represent approximately 72% and 18% respectively, of non-performing loans at September 30, 2010.  CRE has been impacted by rising vacancy rates and declining property values across all classes of property particularly in the metropolitan markets of central and southwestern Ohio.  Residential real estate loans are experiencing extended delinquency that requires them either to be renegotiated to avoid foreclosure whenever possible, or placed on non-accrual even if they remain adequately secured.  Although categorized as non-performing loans, renegotiated loans are accruing if they generally continue to perform in accordance with their modified terms.  Renegotiated loans that do not perform in accordance with their modified terms are moved to non-accrual.  At September 30, 2010, approximately $32.7 million or 92% of renegotiated loans were current, and two were more than 90 days past due representing $2.5 million of the renegotiated balance.  Non-accrual loans include $5.6 million of loans whose terms have previously been renegotiated.

Total impaired loans, which represent non-accrual, renegotiated and other impaired loans, increased $7.8 million from December 31, 2009 to $101.3 million at September 30, 2010.  In addition, impaired loans with an allocated allowance for loan losses increased $9.0 million from December 31, 2009 to $39.1 million at September 30, 2010 reflecting the deterioration in value of the underlying collateral associated with these loans.  As compared to the second quarter of 2010, impaired loans with an allocated allowance for loan losses decreased $7.3 million due to the $14.6 million loan sale in the third quarter of 2010 which included $7.4 million of loans with an allocated allowance for loan losses of $4.3 million.

As compared to December 31, 2009, other real estate owned assets remained relatively flat; however, activity during the period included a $3.1 million write-down of the hotel property that was offset by an increase in all other real estate owned assets, primarily in the central and southwestern Ohio markets.

TABLE 11. LOANS PAST DUE AND ACCRUING INTEREST

	September 30,	December 31,
(unaudited, dollars in thousands)	2010	2009
Loans past due 90 days or more:
Commercial and industrial	$ 449	$ 17
Commercial real estate	1,171	1,503
Residential real estate	3,728	2,655
Home equity	1,013	274
Consumer	955	826
Total loans past due 90 days or more	$ 7,316	$ 5,275

Loans past due 30 to 89 days:
Commercial and industrial	$ 3,351	$ 1,982
Commercial real estate	4,982	5,052
Residential real estate	7,504	8,865
Home equity	2,221	2,562
Consumer	5,603	6,935
Total loans past due 30 to 89 days	$ 23,661	$ 25,396

Loans past due 90 days or more and accruing/total loans	0.22%	0.15%
Loans past due 30-89 days/total loans	0.71%	0.73%

Loans past due 90 days or more and still accruing interest reflected in the foregoing table increased from December 31, 2009 due to higher delinquencies on residential real estate and home equity loans.  These loans continue to accrue interest because they are both well secured and in the process of collection.  CRE loans past due 90 days or more and still accruing interest declined as the result of certain loans migrating to non-performing status during the nine months ended September 30, 2010 and successful collection efforts to bring loans current.

Loans past due 30-89 days and still accruing interest declined $1.7 million from December 31, 2009 to September 30, 2010.  C&I loans past due 30-89 days increased $1.4 million, primarily due to increased delinquency in loans in the construction industry sector that are not secured by real estate.  Residential real estate, home equity and consumer loans in the 30-89 day category decreased due to the movement of some loans to 90 days or more past due and a general stabilization in economic conditions in our markets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 2010 declined $1.8 million to $59.0 million or 1.78% of total loans due primarily to the reduction of required reserves attributable to loans that were sold or otherwise charged down for the period.  Net loan charge-offs increased $11.6 million for the nine months ended September 30, 2010 compared to the same period last year, with the changes in the current quarter due to $10.5 million of charge-offs relating to the sale of $14.6 million of CRE and C&I loans at carrying value.  Previous reserves associated with these loans totaled $5.4 million.  The loan sale achieved a meaningful immediate reduction in non-accrual loans and effectively removed certain loans with the highest uncertainty for potential loss, unforeseen liabilities, or protracted litigation.  As compared to the second quarter of 2010, net charge-offs in the third quarter of 2010 increased 46%.  Net annualized loan charge-offs to average loans were 2.09% for the quarter ended September 30, 2010 compared to 1.58% for same period last year.

TABLE 12. ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended
	September 30,
(unaudited, dollars in thousands)	2010	2009
Beginning balance of allowance for loan losses	$ 61,160	$ 49,803
Provision for loan losses	34,666	36,150
Charge-offs:
Commercial and industrial	10,189	7,588
Commercial real estate	19,509	10,638
Residential real estate	4,015	2,126
Home equity	437	856
Consumer	4,002	4,493
Total loan charge-offs	38,152	25,701
Deposit account overdrafts	767	838
Total loan and deposit account overdraft charge-offs	38,919	26,539

Recoveries:
Commercial and industrial	292	116
Commercial real estate	598	147
Residential real estate	54	71
Home equity	38	12
Consumer	865	724
Total loan recoveries	1,847	1,070
Deposit account overdrafts	235	271
Total loan and deposit account overdraft recoveries	2,082	1,341
Net loan and deposit account overdraft charge-offs	36,837	25,198
Ending balance of allowance for loan losses	$ 58,989	$ 60,755

Annualized net charge-offs as a percentage of average total loans:
Commercial and industrial	2.94%	2.12%
Commercial real estate	1.43%	0.79%
Residential real estate	0.79%	0.34%
Home equity	0.22%	0.50%
Consumer	1.50%	1.64%
Total loan charge-offs	1.42%	0.92%

Allowance for loan losses as a percentage of total loans	1.78%	1.74%
Allowance for loan losses to total non-performing loans	0.66x	0.74x
Allowance for loan losses to total non-performing loans and
loans past due 90 days or more	0.61x	0.67x
Allowance for loan losses to trailing twelve months' net charge-offs	1.16x	1.80x

The allowance for loan losses provided coverage of 66% of non-performing loans at September 30, 2010 compared to coverage of 74% at September 30, 2009.  The decrease in this coverage ratio reflects a decrease in the allowance period over period combined with an increase in the non-performing loans from $82.4 million at September 30, 2009 to $89.1 million at September 30, 2010.  The increase in non-performing loans from September 30, 2009 to September 30, 2010 resulted from a $20.5 million increase in renegotiated loans mostly related to CRE loans offset by an $13.8 million decline in non-accrual loans primarily related to the $14.6 million loan sale in the third quarter of impaired CRE and C&I loans resulting in $10.5 million of charge-offs with previously provided reserves of $5.4 million.  The determination of specific reserves for non-performing loans considers the value of supporting collateral and therefore, the coverage of the allowance for loan losses to non-performing loans may change over time as the portion of the loan portfolio classified as non-performing changes. The $59.0 million allowance at September 30, 2010 represented 116% of net charge-offs for the trailing twelve months ended September 30, 2010 and 83% of annualized third quarter 2010 net charge-offs.

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

Table 13 summarizes the allowance for loan losses allocated to each major segment of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	September 30,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2010	Total	2009	Total
Commercial and industrial	$ 11,748	19.9%	$ 13,659	22.3%
Commercial real estate	33,062	56.0%	32,654	53.4%
Residential real estate	5,462	9.3%	4,919	8.0%
Home equity	1,997	3.4%	2,309	3.8%
Consumer	5,732	9.7%	6,649	10.9%
Deposit account overdrafts	988	1.7%	970	1.6%
Total allowance for loan losses	$ 58,989	100.0%	$ 61,160	100.0%

Components of the allowance for loan losses:
General reserves	$ 51,111	86.6%	$ 53,151	86.9%
Specific reserves	7,878	13.4%	8,009	13.1%
Total allowance for loan losses	$ 58,989	100.0%	$ 61,160	100.0%

The following table summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio.  The allowance for all segments is impacted by changes in loan balances as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions.  The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio.  Higher historical net charge-offs increased the required CRE and C&I allowance during the period but were offset by changes in the risk grade distribution due primarily to the reduction of classified loans following the loan sale and the related historical loss rates applicable to each risk grade.

TABLE 14. ROLL-FORWARD OF ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	For the Nine Months Ended September 30, 2010
(unaudited, dollars in thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Deposit Account Overdrafts	Total
Allowance for loan losses at December 31, 2009:	$ 13,659	$ 32,654	$ 4,919	$ 2,309	$ 6,649	$ 970	$ 61,160
Additions to specific reserves	2,730	7,751	-	-	-	-	10,481
Reductions in specific reserves	(3,223)	(7,081)	-	-	-	-	(10,304)
Changes in loan and deposit overdraft
balances, net	(369)	(736)	(582)	66	(510)	212	(1,919)
Changes in applied loss rates, net	3,431	4,454	1,125	(378)	(407)	(194)	8,031
Changes in risk grading and other factors, net	(4,480)	(3,980)	-	-	-	-	(8,460)
Allowance for loan losses at September 30, 2010	$ 11,748	$ 33,062	$ 5,462	$ 1,997	$ 5,732	$ 988	$ 58,989

Although the allowance is allocated as described in Table 13 and Table 14, the total allowance is available to absorb actual losses in any category of the loan portfolio along with deposit account overdraft losses.  Management believes the allowance for loan losses is appropriate to absorb probable credit losses associated with the loan portfolio and deposit overdrafts at September 30, 2010.  In the event that management’s estimation of probable losses is different from actual experience, future adjustments to the allowance may be necessary to reflect differences between original estimates of loss in previous periods and actual observed losses in subsequent periods.

DEPOSITS

TABLE 15. DEPOSITS

	September 30,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Non-interest bearing demand	$ 562,770	$ 545,019	$ 17,751	3.3%
Interest bearing demand	493,172	450,697	42,475	9.4%
Money market	853,324	714,926	138,398	19.4%
Savings deposits	520,074	486,055	34,019	7.0%
Certificates of deposit	1,741,736	1,777,536	(35,800)	(2.0%)
Total deposits	$ 4,171,076	$ 3,974,233	$ 196,843	5.0%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits increased by $196.8 million or 5.0% during the nine months ended September 30, 2010.

Money market deposits, savings deposits and demand deposits increased by 19.4%, 7.0% and 6.0%, respectively, in the first nine months of 2010 due to continued efforts to obtain more account relationships.

The 2.0% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the bank.  The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace.  WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Service (CDARS®) program, which had $244.9 million in total outstanding balances at September 30, 2010 of which $194.0 million represented one way buys, as compared to $134.2 million in total outstanding balances at December 31, 2009 as WesBanco attempts to lengthen certificate of deposit maturities to reduce sensitivity to future rising interest rates.  Certificates of Deposit of $250,000 or more were approximately $185.7 million at September 30, 2010 as compared to $171.0 million at December 31, 2009.  Certificates of deposit of $100,000 or more were approximately $789.4 million at September 30, 2010 as compared to $648.6 million at December 31, 2009, while certificates of deposit totaling approximately $807.8 million at September 30, 2010 with a cost of 1.37% are scheduled to mature within the next year.  Current market rates for certificates of deposit may result in a lower total certificate of deposit cost from these maturities assuming rates stay the same and matured certificates of deposit roll into similar products.  WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 16. BORROWINGS

	September 30,	December 31,
(unaudited, dollars in thousands)	2010	2009	$ Change	% Change
Federal Home Loan Bank borrowings	$ 259,179	$ 496,393	$ (237,214)	(47.8%)
Other short-term borrowings	180,422	188,522	(8,100)	(4.3%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,027	111,176	(5,149)	(4.6%)
Total borrowings	$ 545,628	$ 796,091	$ (250,463)	(31.5%)

 Borrowings are a less significant source of funding for WesBanco and in the current yield curve environment, certain borrowings may be more expensive than other available funding sources including deposits.  During the nine months ended September 30, 2010, WesBanco reduced Federal Home Loan Bank and other short-term borrowings, including federal funds purchased, utilizing funds provided by lower cost deposits or other available cash flows for their payoff.  Additional maturities of $5.0 million in the fourth quarter of 2010 may permit a further lowering of the cost of wholesale borrowings as current borrowing rates are lower, or management will use available cash to pay off these borrowings.  WesBanco also redeemed a $5.0 million trust preferred security with available cash in September at a redemption price of 105.4% of the principal plus accrued and unpaid interest. The aggregate redemption price, excluding accrued interest, totaled approximately $5.3 million.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $180.4 million at September 30, 2010 as compared to $188.5 million at December 31, 2009.  The decrease in these borrowings have occurred primarily as a result of a $5.0 million decrease in federal funds purchased, a $3.0 million decrease in securities sold under agreements to repurchase and a $0.1 million decrease in treasury tax and loan notes.  A revolving line of credit, which is a senior obligation of the parent company, matured on July 31, 2010 and was subsequently renewed with the same correspondent bank on August 2, 2010.  The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million.  There were no outstanding balances as of September 30, 2010 or December 31, 2009.

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

CAPITAL RESOURCES

Shareholders' equity was $608.3 million at September 30, 2010 compared to $588.7 million at December 31, 2009.  Total equity increased due to net income available to common shareholders during the current nine-month period of $25.3 million and $5.3 million of other comprehensive income. The increase was partially offset by the declaration of common shareholder dividends totaling $11.2 million.

WesBanco did not purchase any shares during the current nine-month period under an existing one million share repurchase plan.  At September 30, 2010, remaining WesBanco common stock authorized to be purchased as part of the current one million share repurchase plan totaled 584,325 shares.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco Bank (the “Bank”), as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2010, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $12.5 million from the Bank.  WesBanco seeks to continue improving its capital ratios as short-term debt matures and is paid off from investment and loan cash flows to further reduce total balance sheet size.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum	Well	September 30, 2010		December 31, 2009
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 420,887	8.17%	$ 410,176	7.86%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	420,887	11.64%	410,176	11.12%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	466,275	12.89%	456,492	12.37%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 396,827	7.73%	$ 391,551	7.52%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	396,827	11.04%	391,551	10.67%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	441,947	12.29%	437,608	11.93%
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

As a bank holding company, WesBanco will be subjected to increased capital and management restrictions.  For example, in the future, WesBanco will not be able to raise capital in the form of trust preferred securities, though existing trust preferred securities held by WesBanco will be counted as Tier 1 capital until their maturity.  Minimum capital requirements also will likely be affected by the developing Basel III standards (discussed below).  A provision known as the Volcker Rule will place limitations on WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds.  A provision known as the Lincoln Rule will prevent WesBanco from engaging in certain swap transactions unless they are carried out through a separately capitalized affiliate.  Increased restrictions also will apply to transactions with and among WesBanco subsidiaries, and the Federal Reserve Board will have increased regulatory authority over subsidiaries that are not banks.

The Dodd-Frank Act makes several changes affecting the securitization markets, which may affect WesBanco’s ability or desire to use those markets to meet funding or liquidity needs.  One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5 percent of the credit risk.

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

The temporary increase in FDIC deposit insurance coverage, from $100,000 to $250,000, is made permanent.  The size of the FDIC deposit insurance fund is increased by raising the minimum reserve ratio from 1.15 percent to 1.35 percent of the assessment base.  The cost of raising the reserve ratio is to be borne by institutions with assets of $10 billion or more.  For institutions of all sizes, deposit insurance premiums will no longer be based on the amount of deposits; instead, they will be based on total liabilities (assets minus tangible equity).  Management is currently evaluating the impact of this change but it is believed by the banking industry that this provision should be more advantageous to community banks that are not as highly dependent upon borrowings to fund their operations, as compared to larger banks.

A new government agency, the Bureau of Consumer Financial Protection, will have the authority to write rules implementing numerous consumer protection laws applicable to all banks.  As an institution with assets of less than $10 billion, the Bank will continue to be examined by the applicable banking regulators for compliance with these rules.  Relating to mortgage lending, the Dodd-Frank Act requires new disclosures, verification, and restrictions, some of which are expected to limit the creation of variable-rate mortgages.  In addition, the Dodd-Frank Act requires the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions.

BASEL III CAPITAL STANDARDS

Since 2009, the Basel Committee on Banking Supervision has been developing a strengthened set of international capital standards for banks and bank holding companies, known as Basel III.  On September 12, 2010, the Basel Committee’s oversight body endorsed the main components of the Basel III reform package.  The Basel III reforms are supported by the U.S. federal banking agencies and will increase both the quantity and quality of capital banks and bank holding companies are required to hold.

When Basel III is fully phased-in on January 1, 2019, banks and bank holding companies will be required to maintain: (i) a minimum Tier 1 common equity ratio of at least 4.5 percent, (ii) a minimum Tier 1 capital ratio of at least 6 percent, (iii) a minimum total capital ratio (Tier 1 and Tier 2 capital) of at least 8 percent and (iv) a non-risk-based minimum leverage ratio (Tier 1 capital to average consolidated assets) of 3 percent.  Although not presented as a minimum requirement, banks and bank holding companies will not be able to pay dividends unless they have an additional “capital conservation buffer” equal to a Tier 1 common equity ratio of 2.5 percent.  Adding the capital conservation buffer on top of the minimums, banks and bank holding companies will generally need a Tier 1 common equity ratio of 7 percent, a Tier 1 capital ratio of 8.5 percent and a total capital ratio of 10.5 percent.  Under Basel III, regulators would also be able to impose a “countercyclical capital buffer” during periods of excessive credit growth.  The countercyclical capital buffer would be an additional Tier 1 common equity ratio of up to 2.5 percent.

Under Basel III, regulatory adjustments to common equity, such as those for mortgage servicing rights, minority interests and deferred tax assets, will generally be eliminated by January 1, 2018.

The core of the Basel III reforms will be submitted to the Group of Twenty in November 2010 for endorsement.  Regulators in each participating country will be expected to implement the new requirements beginning January 1, 2013.

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

Securities are the principal source of short-term liquidity for WesBanco.  Securities totaled $1,358.7 million at September 30, 2010, of which $893.4 million were classified as available-for-sale, including net unrealized pretax gains of $20.6 million.  The remaining securities were classified as held-to-maturity.  At September 30, 2010, WesBanco has approximately $23.3 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $358.0 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $167.2 million based on current prepayment speeds, from loans held for sale totaling $13.1 million, from loans scheduled to mature within the next year of $622.7 million and from normal monthly loan repayments.  At September 30, 2010, WesBanco had $89.0 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity.  Interest bearing cash was down at September 30, 2010 as compared to December 31, 2009 due to a temporary timing difference at the end of the period, however cash and cash equivalents were up in total.  Sources of liquidity within the next year listed above approximate $1,273.3 million at September 30, 2010.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.2 billion at September 30, 2010. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $807.8 million at September 30, 2010 which includes jumbo regular certificates of deposit and jumbo CDARS© deposits totaling $225.1 million with a weighted-average cost of 1.43% and $104.8 million with a cost of 1.12%, respectively. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at September 30, 2010 approximated $1.006 billion, which has increased from December 31, 2009 due to scheduled maturities and payoffs of FHLB borrowings during the first nine months of 2010.  At September 30, 2010, the Bank had unpledged available-for-sale securities with an amortized cost of $515.7 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings.  In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2010, WesBanco had a BIC line of credit totaling $151.0 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million at September 30, 2010 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $180.4 million at September 30, 2010 primarily include callable repurchase agreements of $92.0 million and several overnight sweep checking accounts for large commercial customers.  There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts throughout the quarter.  The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance.

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

The principal sources of parent company liquidity are dividends from the Bank, a total of $8.6 million in cash and investments on hand, along with a $25 million revolving line of credit with another bank, which had an outstanding balance of $0 at September 30, 2010.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2010, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $12.5 million from the Bank.

At September 30, 2010, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $634.2 million, compared to $710.9 million at December 31, 2009. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others and that WesBanco’s current liquidity risk management policies and procedures adequately address recently issued guidance.

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

Management is aware of the significant effect inflation or deflation has upon interest rates and ultimately upon financial performance.  WesBanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of noninterest income and expense during periods of increasing or decreasing inflation or deflation.  WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income.  Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices and terms of its various products and services, both in terms of the costs to offer the services as well as outside market influences upon such pricing, by introducing new products and services or reducing the availability of existing products and services, and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period.  The table below shows WesBanco’s interest rate sensitivity at September 30, 2010 and December 31, 2009 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2010	December 31, 2009	Guidelines
+300	(0.3%)	(9.6%)	-25.0%
+200	1.1%	(4.7%)	- 12.5%
+100	2.3%	(0.4%)	- 5.0%
-100	(3.3%)	(0.8%)	- 5.0%

As per the table above, the earnings simulation model at September 30, 2010 currently projects that net interest income for the next twelve month period would decrease by 3.3% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 0.8% for the same scenario as of December 31, 2009, and a decrease of 3.4% at June 30, 2010.

For rising rate scenarios, net interest income would increase by 2.3%, 1.1% and decrease by 0.3% if rates increased by 100, 200 and 300 basis points, respectively, as compared to a decrease of 0.4%, 4.7% and 9.6% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2009, and at June 30, 2010, increases of 2.6% for 100 basis points, 2.0% for 200 basis points and 0.8% for 300 basis points. In 2010, the balance sheet has become more asset sensitive as compared to prior periods, although it is still anticipated that in a rapidly rising rate environment, the increase in net interest income would be lower than in a slower, more gradual increasing rate environment.  This is primarily due to an anticipation of slowing prepayment speeds and the extension risk associated with certain asset types primarily residential mortgages and mortgage backed securities, having a greater impact in a 200 basis point and above rising rate environment, net of the impact of lagging deposit rates in rising interest rate environments. Of note, mortgage instruments, both loans and securities, generally exhibit a propensity to prepay at faster speeds during periods of decreasing rates, and at slower speeds when rates increase.  A large percentage of our commercial loans written in the last two years in the low interest rate environment have had floor features.  Variable rate commercial loans with rate floors approximated $780 million at September 30, 2010, with an average floor of 5.3%, which represented approximately 45% of variable rate commercial loans.

The decrease in liability sensitivity between December 31, 2009 and September 30, 2010 was a result of changes in balance sheet composition primarily as certain borrowings and short-term CD’s matured and were paid off during late 2009 and through the first nine months of 2010, as well as additional short-term cash generated from increasing deposits, primarily MMDA-type accounts. Such cash generated in the first quarter was used to pay down $100 million in FHLB maturing borrowings that came due in the second quarter, and another $50 million of FHLB borrowings in the third quarter. Also, at the parent, a $5 million trust preferred security was paid off with available cash in September.  While the Bank has been focused on reducing its funding costs, both in deposits and short-term borrowings in order to improve the net interest margin, a lengthening of maturity in certain CDARS®-type CDs also improved the former liability sensitivity position. Also, the continued reduction in fixed rate, longer-term residential mortgages, as the Bank sells most of its current fixed rate production into the secondary market, mitigates overall liability sensitivity. WesBanco’s ALCO expects, absent any other management actions, that its net interest margin may be slightly negatively impacted in coming quarters by maintaining greater Bank liquidity and reinvesting cash flows from loans and investments at lower rates, along with funding floors. Rate increases are not currently anticipated in the near term, and as noted above an extended period of lower rates would likely result in a lower net interest margin.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and will continue to utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities.  Various derivative strategies may also be employed to enhance asset sensitivity in a rising rate environment, although such strategies would most likely result in a decrease to net interest income in the short term in order to improve net interest income in a longer term rising rate environment.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario.  The simulation model at September 30, 2010, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.0% over the next twelve months, compared to a 0.9% increase at December 31, 2009.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At September 30, 2010, the market value of equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 3.3% as compared to a decrease of 2.5% at year end.  In a 100 basis point falling rate environment, the model indicates a decrease of 5.1%, as compared to a decrease of 2.9% as of December 31, 2009. WesBanco’s policy is to limit such change to minus 30% for a 200 basis point change in interest rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2010, WesBanco had an active stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no general open market repurchases during the first nine  months of 2010, other than those for KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2010				584,325

July 1, 2010 to July 31, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	22,836	$ 16.77	N/A	N/A

August 1, 2010 to August 31, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	3,255	$ 15.49	N/A	N/A

September 1, 2010 to September 30, 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,290	$ 16.06	N/A	N/A

Third Quarter 2010
Open market repurchases	-	-	-	584,325
Other transactions (1)	28,381	$ 16.56	N/A	N/A
Total	28,381	$ 16.56	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

10.1
Amendment to Amended and Restated Credit Agreement between JPMorgan Chase Bank, N.A. and WesBanco, Inc. (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010).

10.2
Note Modification Agreement between JPMorgan Chase Bank, N.A. and WesBanco, Inc. (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010).

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

WESBANCO, INC.

Date: October 27, 2010	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2010	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)