Form 10-K
period 2010-12-31
WESBANCO INC
filed 2011-03-01
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2010, determined using a per share closing price on that date of $16.85, was $414,584,999.

As of February 28, 2011, there were 26,586,953 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2011 for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

WesBanco, Inc. (“WesBanco”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding WesBanco’s business segments, please refer to Note 24, “Business Segments” in the Consolidated Financial Statements.

At December 31, 2010, WesBanco operated one commercial bank, WesBanco Bank, Inc., (“WesBanco Bank” or the “Bank”) through 112 offices, one loan production office and 132 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2010 approximated $5.4 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $2.9 billion as of December 31, 2010. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc., (“WesBanco Insurance”) a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration for personal and commercial clients; and WesBanco Securities, Inc., (“WesBanco Securities”), a full service broker-dealer, which also offers discount brokerage services.

WesBanco Asset Management, Inc., which was incorporated in 2002, holds certain investment securities in a Delaware-based subsidiary.

WesBanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to WesBanco Bank and to non-related third parties.

WesBanco, Inc. has eight capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities please refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is composed of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, and the WesMark West Virginia Municipal Bond Fund.

As of December 31, 2010, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

EMPLOYEES

There were 1,377 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2010. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2010 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2010, WesBanco will provide, without charge, a printed copy of its 2010 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2010 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services and products, is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial banks, trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of consolidation within the financial services industry, mergers between, and the expansion of, financial institutions both within and outside West Virginia have provided significant competitive pressure in WesBanco’s major markets. Some of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, brokerage and insurance services. As WesBanco has expanded into new, larger Ohio metropolitan markets, it faces entrenched large bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into those markets. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow its market share, potentially reducing its current and future profit potential from such markets.

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

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank. The Bank is a West Virginia banking corporation and is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the West Virginia Division of Banking. The deposits of WesBanco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. WesBanco’s nonbank subsidiaries are subject to examination and supervision by the Federal Reserve

Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance Services, Inc., which, as indicated above, is a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration, for personal and commercial clients.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), banks are also permitted to establish de novo branches across state lines to the same extent that a state-chartered bank in each host state would be permitted to open branches.

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

HOLDING COMPANY REGULATIONS

As indicated above, WesBanco has one state bank subsidiary, WesBanco Bank, as well as nonbank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any nonbank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, respectively, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus, respectively. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

The Dodd-Frank Act requires a bank holding company to act as a source of financial strength to its subsidiary bank. Under this source of strength requirement, the Federal Reserve Board may require a bank holding company to make capital infusions into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital infusion conceivably could be required at a time when WesBanco may not have the resources to provide it.

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2010, WesBanco declared cash dividends to its common shareholders of approximately $14.9 million.

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

However, as indicated elsewhere in this discussion, as of December 31, 2010, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized.

In addition, with respect to possible dividends by the Bank, under Section 31A-4-25 of the West Virginia Code, the prior approval of the West Virginia Commissioner of Banking would be required if the total of all dividends declared by the Bank in any calendar year would exceed the total of the Bank’s net profits for that year combined with its retained net profits of the preceding two years. In addition, Section 31A-4-25 limits the ability of a West Virginia banking institution to pay dividends until the surplus fund of the banking institution equals the common stock of the banking institution and if certain specified amounts of recent profits of the banking institution have not been carried to the surplus fund.

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

On February 24, 2009 the Federal Reserve Division of Banking Supervision and Regulation issued a letter providing direction to bank holding companies on the payment of dividends, capital repurchases and capital redemptions. Although the letter largely reiterates longstanding Federal Reserve supervisory policies, it emphasizes the need for a bank holding company to review various factors when considering the declaration of a dividend or taking action that would reduce regulatory capital provided by outstanding financial instruments. These factors include the potential need to increase loan loss reserves, write down assets and reflect declines in asset values in equity. In addition, the bank holding company should consider its past and anticipated future earnings, the dividend payout ratio in relation to earnings, and adequacy of regulatory capital before any action is taken. The consideration of capital adequacy should include a review of all known factors that may affect capital in the future.

In certain circumstances, defined by regulation relating to levels of earnings and capital, advance notification to, and in some circumstances, approval by the regulator could be required to declare a dividend or repurchase or redeem capital instruments.

FDIC INSURANCE

FDIC insurance premiums are assessed using a risk-based approach by placing all insured institutions into one of four categories based on their level of capital and risk profile. In 2009, WesBanco Bank paid deposit insurance premiums that were significantly higher than those paid in 2008. The rate increase was largely due to the FDIC raising rates for the first quarter of 2009 and then, effective April 1, raising rates again. The Bank also exhausted the remaining balance of its one-time assessment credit with its payment for the first quarter 2009.

In May 2009, the FDIC imposed its final rule on a special assessment as of June 30. This special assessment was collected September 30, 2009 and impacted the Bank’s second quarter expenses by $2.6 million.

In November 2009, the FDIC adopted a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012 on December 30, 2009 along with their regular third quarter assessment. The assessment rate was based on the bank’s total base assessment rate as of September 30, 2009. The rate was increased for 2011 and 2012, and a 5% annual growth rate in the deposit base was assumed. WesBanco Bank paid $24.1 million on December 30, 2009 to satisfy the requirements of this rule, with the portion related to the years 2010 – 2012 recorded as a prepaid expense, to be amortized on an actual, pro rata basis over those three years. The actual assessments corresponding to 2010 of $6.2 million did not materially differ from the prepaid estimates.

Various changes under the Dodd-Frank Act require the FDIC to change how deposit insurance premiums are calculated. Notably, the size of the DIF is increased and the assessment base is expanded to include all liabilities (i.e., all assets minus tangible equity) rather than deposits only. Assessment rates are expected to decrease as the size of the DIF increases. These changes are expected to be more advantageous to community banks that are not as highly dependent upon borrowings to fund their operations, as compared to larger banks.

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

Generally, under the applicable guidelines, a financial institution’s capital is divided into three tiers. “Tier 1,” or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Certain bank holding companies, however, may include certain trust preferred securities that underlie junior subordinated debt in their Tier I capital. (See below within this section for more information regarding the capital treatment of trust preferred securities.) In addition, bank holding companies may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital.

“Tier 2,” or supplementary capital, includes, among other things, portions of trust preferred securities and cumulative preferred stock not otherwise counted in Tier I capital, as well as limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term unsecured subordinated debt.

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

The bank regulatory agencies have established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% of the adjusted carrying value of the equity investments as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2010, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

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

As of December 31, 2010, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 11.94% and 13.20%, respectively. As of December 31, 2010, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2010, WesBanco’s leverage ratio was 8.35%.

As of December 31, 2010, WesBanco had $106.0 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt were included in Tier 1 Capital as of December 31, 2010, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule retaining trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, after a transition period initially set to expire on March 31, 2009 but extended to March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

The Dodd-Frank Act requires the federal banking agencies to develop consolidated capital requirements applicable to bank holding companies and banks. These new requirements must be at least as stringent as those currently applicable to banks, meaning that trust preferred securities will generally be excluded from Tier 1 Capital. A grandfather provision, however, will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 Capital until they mature. WesBanco currently believes substantially all of its Trust Preferred Securities will remain in Tier 1 capital. For more information regarding trust preferred securities, please refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” The Basel III reforms are supported by the U.S. federal banking agencies and will increase both the quantity and quality of capital banks and bank holding companies are required to hold. Regulators in each participating country will be expected to implement Basel III beginning January 1, 2013.

When Basel III is fully phased-in on January 1, 2019, banks and bank holding companies will be required to maintain: (i) a minimum Tier 1 common equity ratio of at least 4.5 percent, (ii) a minimum Tier 1 capital ratio of at least 6 percent, (iii) a minimum total capital ratio (Tier 1 and Tier 2 capital) of at least 8 percent; and (iv) a non-risk-based minimum leverage ratio (Tier 1 capital to average consolidated assets) of 3 percent. Although not presented as a minimum requirement, banks and bank holding companies will not be able to pay dividends unless they have an additional “capital conservation buffer” equal to a Tier 1 common equity ratio of 2.5 percent. Adding the capital conservation buffer on top of the minimums, banks and bank holding companies will generally need a Tier 1 common equity ratio of 7 percent, a Tier 1 capital ratio of 8.5 percent, and a total capital ratio of 10.5 percent. Under Basel III, regulators would also be able to impose a “countercyclical capital buffer” during periods of excessive credit growth. The countercyclical capital buffer would be an additional Tier 1 common equity ratio of up to 2.5 percent. Under Basel III, regulatory adjustments to common equity will generally be eliminated by January 1, 2018, although an exception will permit a portion of mortgage servicing rights to continue being treated as common equity.

WesBanco cannot predict the precise timing or final form of forthcoming capital regulations that could be applicable to WesBanco or their impact on WesBanco. Capital requirements that may arise from regulations issued under the Dodd-Frank Act, Basel III, or some other initiative could increase the minimum capital requirements applicable to WesBanco and its subsidiaries.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2010, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

GRAMM-LEACH-BLILEY ACT

Under the Gramm-Leach-Bliley Act (the “GLB Act”), banks are no longer prohibited from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a “financial holding company,” as authorized under the GLB Act, which WesBanco has done, a bank holding company acquires new powers not otherwise available to it. As indicated above, WesBanco has elected to become a financial holding company under the GLB Act. It also has qualified a subsidiary of the Bank as a financial subsidiary under the GLB Act.

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

DODD-FRANK ACT

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which contains numerous and wide-ranging reforms to the structure of the U.S. financial system. Portions of the Dodd-Frank Act are effective at different times, and many of the provisions are general statements directing regulators to draft more detailed rules. Although the full scope of the Dodd-Frank Act’s impact remains somewhat unclear, management expects that it will, over time, reduce revenue and increase expenses.

As a bank holding company, WesBanco will be subjected to increased capital requirements (discussed above under “Item 1. Business—Capital Requirements”). A provision known as the Volcker Rule will limit WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. A provision known as the Lincoln Rule will prevent WesBanco Bank from engaging in certain swap transactions unless they are carried out through a separately capitalized affiliate. Increased restrictions also will apply to transactions with and among WesBanco subsidiaries (discussed above under “Item 1. Business—Holding Company Regulations”), and the Federal Reserve Board will have increased authority to examine and take enforcement action against WesBanco and its subsidiaries that are not banks.

The Dodd-Frank Act makes several changes affecting the securitization markets, which may affect WesBanco’s ability or desire to use those markets to meet funding or liquidity needs. One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5 percent of the credit risk, with exceptions for “qualified residential mortgages.”

As a publicly traded company, WesBanco will be required to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. The Dodd-Frank Act also calls for regulators to issue new rules relating to compensation committee independence, incentive-based compensation arrangements deemed excessive, and proxy access by shareholders.

WesBanco Bank and other insured depository institutions will have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. A new government agency, the Bureau of Consumer Financial Protection (“Consumer Bureau”), will have the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, WesBanco Bank is subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The Consumer Bureau created by the Dodd-Frank Act will have consolidated authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the Consumer Bureau’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank will continue to be examined by the FDIC for compliance with these rules. Relating to mortgage lending, the Dodd-Frank Act requires new disclosures, verification, and restrictions, some of which are expected to limit the creation of variable-rate mortgages. In addition, the Dodd-Frank Act requires the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions. Even though the limits on debit card interchange fees will apply only to institutions with more than $10 billion in assets, market forces may limit debit card interchange fees as a source of revenue for all banks, including smaller banks like WesBanco Bank.

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

The CRA requires WesBanco Bank’s primary federal bank regulatory agency, the FDIC, to assess the WesBanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. WesBanco Bank’s current CRA rating is “Outstanding.”

SECURITIES REGULATION

WesBanco’s full service broker-dealer subsidiary, WesBanco Securities, is registered as a broker-dealer with the SEC and in the states in which it does business. WesBanco Securities also is a member of FINRA. WesBanco Securities is subject to regulation by the SEC, FINRA and the securities administrators of the states in which it is registered. WesBanco Securities is a member of the Securities Investor Protection Corporation, which in the event of the liquidation of a broker-dealer, provides protection for customers’ securities accounts held by WesBanco Securities of up to $500,000 for each eligible customer, subject to a limitation of $250,000 for claims for cash balances.

In addition, WesBanco Bank’s Investment Department serves as an investment adviser to a family of mutual funds and is registered as an investment adviser with the SEC and in some states.

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued various implementing regulations which apply various requirements of the USA Patriot Act to financial institutions, such as WesBanco Bank and WesBanco’s broker-dealer subsidiary. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of WesBanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

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

DUE TO INCREASED COMPETITION, WESBANCO MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS.

WesBanco operates in a highly competitive banking and financial industry that could become even more competitive as a result of legislative, regulatory and technological changes. WesBanco faces banking competition in all the markets it serves from the following:

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

CUSTOMERS MAY DEFAULT ON THE REPAYMENT OF LOANS WHICH COULD SIGNIFICANTLY IMPACT RESULTS OF OPERATIONS THROUGH INCREASES IN THE PROVISION AND ALLOWANCE FOR LOAN LOSSES.

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

WesBanco maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to provide for probable incurred losses in our loan portfolio. Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations; and regulatory guidance.

WesBanco’s regulatory agencies periodically review the allowance for loan losses. Based on their assessment the regulatory agencies may require WesBanco to adjust the allowance for loan losses. These adjustments could negatively impact WesBanco’s results of operations or financial position.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank serves both individuals and business customers throughout West Virginia, Ohio and Western Pennsylvania. The substantial majority of WesBanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of WesBanco are affected by local and regional economic conditions. A downturn in these economies could have a negative impact on WesBanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of WesBanco’s loan portfolio requiring WesBanco to charge-off a higher percentage of loans and/or increase its allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by WesBanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result the Bank may have to borrow funds at higher rates in order to meet liquidity needs. These events may have a negative impact on WesBanco’s earnings and financial condition.

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

SIGNIFICANT DECLINES IN U.S. AND FOREIGN MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets have experienced extreme disruption in recent years. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and weakness in capital and credit markets could result in deterioration of these assets which may increase minimum funding contributions and future pension expense. If the markets deteriorate further, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2010 and concluded that no impairment charge was necessary for the year ended December 31, 2010. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results and may cause a decline in our stock price.

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

WESBANCO IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION.

WesBanco is subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect WesBanco’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedure and controls. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect WesBanco in substantial and unpredictable ways. Such changes could subject WesBanco to additional costs, limit the types of financial services and products that could be offered, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil penalties and /or reputation damage, which could have a material adverse effect on WesBanco’s business, financial condition and result of operations.

As of December 31, 2010, WesBanco had $106.0 million in junior subordinated debt presented as a separate category of long-term debt on its consolidated balance sheets. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that was originally set to end on March 31, 2009 but has since been extended to March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act requires the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. These rules will generally exclude trust preferred securities from Tier 1 Capital. A grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 Capital until they mature.

The rule is not expected to have an impact on WesBanco’s Tier 1 capital; but if WesBanco issued additional trust preferred securities, they would not count as Tier 1 Capital. Furthermore, if WesBanco incurs material operating losses, WesBanco’s Tier 1 capital ratio may be negatively impacted. WesBanco’s earnings may also be negatively impacted due to prepayment penalties associated with the redemption of certain of the trust preferred securities.

In addition, new international capital standards known as Basel III are expected to further increase the minimum capital requirements applicable to WesBanco and WesBanco Bank, which may negatively impact WesBanco and the Bank. Additional information about these and other expected changes in capital requirements are in “Item 1. Business—Capital Requirements.”

Regulation of WesBanco and its subsidiaries is expected to continue to expand in scope and complexity in the future. These laws are expected to have the effect of increasing WesBanco’s costs of doing business, reducing its revenues, and may limit its ability to pursue business opportunities or otherwise adversely affect its business and financial condition. The Dodd-Frank Act and other laws, as well as rules implementing or related to them, may adversely affect WesBanco. Specifically, any governmental or regulatory action having the effect of requiring WesBanco to obtain additional capital could reduce earnings and have a material dilutive effect on current shareholders. Legislation and regulation of debit card fees, credit cards and other bank services, as well as changes in WesBanco’s practices relating to those and other bank services, may affect WesBanco’s revenue and other financial results. Additional information about increased regulation is provided in “Item 1. Business” under the headings “Supervisions and Regulation,” “Holding Company Regulations,” “Capital Requirements,” “Dodd-Frank Act,” and “Consumer Protection Laws.”

WesBanco is also subject to tax laws and regulations promulgated by the United States government and the states in which it operates. Changes to these laws and regulations or the interpretations of such laws and regulations by taxing authorities could impact future tax expense and the value of deferred tax assets.

LIMITED AVAILABILITY OF BORROWINGS AND LIQUIDITY FROM THE FEDERAL HOME LOAN BANK SYSTEM AND OTHER SOURCES COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank is currently a member bank of the FHLB of Pittsburgh, and retains certain short-term borrowings from the FHLB of Cincinnati from prior bank acquisitions, but is no longer considered a member bank of such FHLB. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential mortgage loans or securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. Should this occur, WesBanco’s short-term liquidity needs could be negatively impacted. Should WesBanco be restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. If WesBanco is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect WesBanco’s results of operations and financial position.

On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks in order to restore their retained earnings and/or overall risk-based capital ratios. They resumed partial repurchase of excess capital stock in October, 2010. The FHLB of Pittsburgh stock owned by WesBanco totaled $25.0 million and $26.3 million at December 31, 2010 and 2009, respectively. If the financial condition of the FHLB of Pittsburgh were to further deteriorate, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset and could potentially be evaluated for impairment with any loss recognized through earnings.

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

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED, AND COMMON STOCK DIVIDENDS MAY HAVE TO BE REDUCED OR ELIMINATED.

Holders of shares of WesBanco’s common stock are entitled to dividends if, when, and as declared by WesBanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from WesBanco Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in “Item 1. Business—Payment of Dividends.” In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including WesBanco’s and the Bank’s future earnings, liquidity and capital requirements, regulatory constraints and financial condition.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. In order to restore reserve ratios of the deposit insurance fund, the FDIC has significantly increased the assessment rates paid by financial institutions for deposit insurance. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Additional increases in FDIC insurance premiums and future special assessments may adversely affect WesBanco’s results of operations and financial condition.

INTERRUPTION TO OUR INFORMATION SYSTEMS COULD ADVERSELY AFFECT WESBANCO’S OPERATIONS.

WesBanco relies on information systems and communications for operating and monitoring all major aspects of business, as well as internal management functions. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the WesBanco customer relationship, management, general ledger, deposit, loan and other systems. While WesBanco has policies, procedures and technical safeguards designed to prevent or limit the effect of any failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Any disruption in the operation of WesBanco’s information systems could damage WesBanco’s reputation, result in a loss of customer business, subject WesBanco to additional regulatory scrutiny, and expose WesBanco to civil litigation and possible financial liability, any of which could have a material effect on WesBanco’s business, results of operations and financial condition.

LOSS OF SKILLED EMPLOYEES COULD IMPACT GROWTH AND EARNINGS AND MAY HAVE AN ADVERSE IMPACT ON BUSINESS.

Our operating results and ability to adequately manage our growth are highly dependent on the services, managerial abilities and performance of our key employees. Our success depends upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of this management and personnel. The unexpected loss of services of key personnel could have an adverse impact on WesBanco’s business, operating results and financial condition because of their skills, knowledge of the local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

WESBANCO IS SUBJECT TO LENDING CONCENTRATION RISKS.

As of December 31, 2010, approximately 66.0% of WesBanco’s loan portfolio consisted of commercial loans. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on WesBanco’s financial condition and results of operations.

WESBANCO MAY NEED TO RAISE CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN NEEDED OR AT ACCEPTABLE TERMS.

Federal and state banking regulators require WesBanco and its banking subsidiary, WesBanco Bank, to maintain adequate levels of capital to support its operations. In addition, in the future WesBanco may need to raise additional capital to support its business or to finance acquisitions, if any, or WesBanco may otherwise elect to raise additional capital in anticipation of future growth opportunities. Many financial institutions have sought to raise considerable amounts of capital over the last two years in response to deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Such overall market demand for capital may diminish WesBanco’s ability to raise additional capital if and when it is needed. Future growth in WesBanco’s earning assets at rates in excess of the rate at which its capital is increased through retained earnings would result in a reduction of WesBanco’s regulatory capital ratios. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce total capital.

WesBanco’s ability to raise additional capital for parent company or banking subsidiary needs will depend on conditions at that time in the capital markets, overall economic conditions, WesBanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, WesBanco will be able to raise additional capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2010, WesBanco operated 112 banking offices in West Virginia, Ohio and Western Pennsylvania, and one loan production office, of which 86 were owned and 27 were leased under long-term operating leases. These leases expire at various dates through October 2027 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets that may also house certain back office functions.

The main office of WesBanco is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by WesBanco Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and its trust and investment services segment. The Bank’s back office operations currently occupy approximately 80% of the space available in an office building adjacent to the main office, which is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses.

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.6 million for both 2010 and 2009. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of February 18, 2011 was 5,045, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

The table below presents for each quarter in 2010 and 2009, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2010			2009
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$19.98	$15.92	$0.140	$16.00	$11.95	$0.140
Third quarter	17.90	14.15	0.140	18.91	14.28	0.140
Second quarter	20.18	16.04	0.140	24.40	14.52	0.280
First quarter	17.40	11.90	0.140	27.74	13.46	0.280

WesBanco, Inc. has eight capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period.

Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in Item 1. “Business—Payment of Dividends.”

For additional disclosure relating to WesBanco Trust Preferred Securities, refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

As of December 31, 2010, WesBanco had an active stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no general open market repurchases in 2010, other than those for KSOP and dividend reinvestment plans.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2010				584,325

October 1, 2010 to October 31, 2010
Open market repurchases	—	$—	—	584,325
Other transactions (1)	21,513	17.10	N/A	N/A

November 1, 2010 to November 30, 2010
Open market repurchases	—	—	—	584,325
Other transactions (1)	5,246	17.82	N/A	N/A

December 1, 2010 to December 31, 2010
Open market repurchases	—	—	—	584,325
Other transactions (1)	2,943	18.97	N/A	N/A

Fourth Quarter 2010
Open market repurchases	—	—	—	584,325
Other transactions (1)	29,702	17.41	N/A	N/A

Total	29,702	$17.41	—	584,325

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, and the SNL Small Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2005 with reinvestment of dividends.

	December 31,
Index	2005	2006	2007	2008	2009	2010
WesBanco, Inc.	$100.00	$114.15	$73.09	$101.30	$48.57	$77.17
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Small Cap Bank Index	100.00	114.14	82.53	69.37	48.76	59.56

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2010. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2010, which include Oak Hill Financial, Inc., on November 30, 2007 and five former AmTrust branches on March 27, 2009, are included in results of operations since their respective dates of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2010	2009	2008	2007	2006
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$1.34	$0.70	$1.42	$2.09	$1.79
Earnings per common share—diluted	1.34	0.70	1.42	2.09	1.79
Dividends per common share	0.56	0.84	1.12	1.10	1.06
Book value at year end	22.83	22.16	24.82	21.86	19.39
Tangible book value at year end (1)	12.09	11.31	14.74	11.44	12.64
Average common shares outstanding—basic	26,579,735	26,566,133	26,551,467	21,359,935	21,762,567
Average common shares outstanding—diluted	26,580,293	26,567,291	26,563,320	21,392,010	21,816,573
SELECTED BALANCE SHEET INFORMATION
Securities	$1,426,191	$1,263,254	$935,588	$937,084	$736,707
Loans held for sale	10,800	9,441	3,874	39,717	3,170
Net portfolio loans	3,227,625	3,409,786	3,554,506	3,682,006	2,876,234
Total assets	5,361,458	5,397,352	5,222,041	5,384,326	4,098,143
Deposits	4,172,423	3,974,233	3,503,916	3,907,930	2,995,547
Total FHLB and other borrowings	440,991	684,915	894,695	735,313	561,468
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,034	111,176	111,110	111,024	87,638
Shareholders’ equity	606,863	588,716	659,371	580,319	416,875
SELECTED RATIOS
Return on average assets	0.66%	0.43%	0.73%	1.09%	0.94%
Return on average tangible assets (1)	0.73%	0.49%	0.82%	1.17%	1.01%
Return on average equity	5.88%	3.73%	6.42%	10.63%	9.35%
Return on average tangible equity (1)	11.72%	7.26%	12.58%	17.48%	15.00%
Return on average common equity	5.88%	3.16%	6.48%	10.63%	9.35%
Allowance for loan losses to total loans	1.86%	1.76%	1.38%	1.03%	1.10%
Allowance for loan losses to total non-performing loans	0.63%	0.76%	1.37%	1.94%	1.98%
Non-performing assets to total assets	1.95%	1.65%	0.74%	0.44%	0.49%
Net loan charge-offs to average loans	1.28%	1.10%	0.58%	0.28%	0.23%
Shareholders’ equity to total assets	11.32%	10.91%	12.63%	10.78%	10.17%
Tangible equity to tangible assets (1)	6.33%	5.88%	7.90%	5.94%	6.87%
Tangible common equity to tangible assets (1)	6.33%	5.88%	6.44%	5.94%	6.87%
Tier 1 leverage ratio	8.35%	7.86%	10.27%	9.90%	9.27%
Tier 1 capital to risk-weighted assets	11.94%	11.12%	13.21%	10.43%	12.35%
Total capital to risk-weighted assets	13.20%	12.37%	14.46%	11.41%	13.44%
Dividend payout ratio	41.79%	120.00%	78.87%	52.63%	59.22%
Trust assets at market value (2)	$2,943,786	$2,668,610	$2,400,211	$3,084,145	$2,976,621

(1)	See non-GAAP Measures with this Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006
SUMMARY STATEMENTS OF INCOME
Interest income	$236,528	$257,364	$281,766	$236,393	$227,269
Interest expense	70,436	98,992	121,229	117,080	104,436

Net interest income	166,092	158,372	160,537	119,313	122,833
Provision for credit losses	44,578	50,372	32,649	8,516	8,739

Net interest income after provision for credit losses	121,514	108,000	127,888	110,797	114,094
Non-interest income	59,599	64,589	57,346	52,939	40,408
Non-interest expense	141,152	149,648	142,624	111,046	106,204

Income before income taxes	39,961	22,941	42,610	52,690	48,298
Provision for income taxes	4,350	(992)	4,493	8,021	9,263

Net income	$35,611	$23,933	$38,117	$44,669	$39,035

Preferred dividends	—	5,233	293	—	—

Net income available to common shareholders	$35,611	$18,700	$37,824	$44,669	$39,035

Earnings per common share—basic	$1.34	$0.70	$1.42	$2.09	$1.79

Earnings per common share—diluted	$1.34	$0.70	$1.42	$2.09	$1.79

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

	For the year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Tangible equity to tangible assets:
Total shareholders’ equity	$606,863	$588,716	$659,371	$580,319	$416,875
Less: goodwill and other intangible assets	(285,559)	(288,292)	(267,883)	(276,730)	(145,147)

Tangible equity	321,304	300,424	391,488	303,589	271,728
Total assets	5,361,458	5,397,352	5,222,041	5,384,326	4,098,143
Less: goodwill and other intangible assets	(285,559)	(288,292)	(267,883)	(276,730)	(145,147)

Tangible assets	5,075,899	5,109,060	4,954,158	5,107,596	3,952,996

Tangible equity to tangible assets	6.33%	5.88%	7.90%	5.94%	6.87%

Tangible common equity to tangible assets:
Total shareholders’ equity	$606,863	$588,716	$659,371	$580,319	$416,875
Less: goodwill and other intangible assets	(285,559)	(288,292)	(267,883)	(276,730)	(145,147)
Less: preferred shareholders’ equity	—	—	(72,332)	—	—

Tangible common equity	321,304	300,424	319,156	303,589	271,728
Total assets	5,361,458	5,397,352	5,222,041	5,384,326	4,098,143
Less: goodwill and other intangible assets	(285,559)	(288,292)	(267,883)	(276,730)	(145,147)

Tangible assets	5,075,899	5,109,060	4,954,158	5,107,596	3,952,996

Tangible common equity to tangible assets	6.33%	5.88%	6.44%	5.94%	6.87%

Tangible book value:
Total shareholders’ equity	$606,863	$588,716	$659,371	$580,319	$416,875
Less: goodwill and other intangible assets	(285,559)	(288,292)	(267,883)	(276,730)	(145,147)

Tangible equity	321,304	300,424	391,488	303,589	271,728
Common shares outstanding	26,586,953	26,567,653	26,560,889	26,547,073	21,496,793

Tangible book value at year end	$12.09	$11.31	$14.74	$11.44	$12.64

	For the year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Return on average tangible equity:
Net income	$35,611	$23,933	$38,117	$44,669	$39,035
Plus: amortization of intangibles	1,774	2,022	2,477	1,615	1,632

Net income before amortization of intangibles	37,385	25,955	40,594	46,284	40,667
Average total shareholder’s equity	605,742	641,537	594,001	420,232	417,524
Less: average goodwill and other intangibles	(286,875)	(283,963)	(271,396)	(155,511)	(146,364)

Average tangible equity	318,867	357,574	322,605	264,721	271,160

Return on average tangible equity	11.72%	7.26%	12.58%	17.48%	15.00%

Return on average tangible assets:
Net income	$35,611	$23,933	$38,117	$44,669	$39,035
Plus: amortization of intangibles	1,774	2,022	2,477	1,615	1,632

Net income before amortization of intangibles	37,385	25,955	40,594	46,284	40,667
Average total assets	5,416,470	5,566,183	5,224,442	4,100,797	4,161,221
Less: average goodwill and other intangibles	(286,875)	(283,963)	(271,396)	(155,511)	(146,364)

Average tangible assets	5,129,595	5,282,220	4,953,046	3,945,286	4,014,857

Return on average tangible assets	0.73%	0.49%	0.82%	1.17%	1.01%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended September 30, 2010, June 30, 2010, and March 31, 2010, and documents subsequently filed by WesBanco with the SEC, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

The most significant accounting policies followed by WesBanco are included in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. These policies, along with other Notes to the Consolidated Financial Statements and this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified securities valuation, the allowance for loan losses and the evaluation of goodwill and other intangible assets for impairment to be the accounting estimates that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses—The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk if any, the results of internal loan reviews and examinations by bank regulatory agencies, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are internally classified as substandard or doubtful, including loans that are reported as non-accrual or renegotiated are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for the remainder of the loan portfolio based on historical loss rates adjusted for the impact of qualitative factors as discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade using a migration analysis that categorizes each charged off loan based on its risk grade twelve months prior to the charge-off. Historical loss rates for residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each of those categories of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that historical loss rates for the most recent twelve month period are generally the most indicative of probable losses inherent in the portfolio. However, management calculates annualized historical loss rates for multiple periods ranging from the most recent three to sixty months and periodically evaluates the loss rates for each of the periods to assess trends in loss rates over time.

Management may also adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for credit losses, there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for credit losses and may have a material impact on WesBanco’s future results of operations and financial condition. See the “Allowance for Loan Losses” section of this MD&A for more information.

Securities Valuation—An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. WesBanco conducts a review each quarter of all securities which are impaired to determine if the impairment is other-than-temporary. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and WesBanco’s intent and ability not to sell or be required to sell its investment prior to recovery of cost. If WesBanco intends to sell or is required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If there is no intention or requirement to sell the security, and the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and noncredit portions. The credit portion is recognized in the Consolidated Statement of Income. The noncredit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security and is recognized in other comprehensive income in the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. At December 31, 2010, the carrying value of goodwill and other intangible assets was approximately $274.1 million and $11.5 million, respectively, which represents approximately 45.2% and 1.9% of total shareholders’ equity, respectively. At December 31, 2010, WesBanco had two reporting units, community banking and insurance services, with goodwill balances of $272.6 million and $1.5 million, respectively. As WesBanco continues to acquire additional businesses, goodwill and other intangible assets subject to amortization and/or impairment testing may comprise an even larger percentage of total shareholders’ equity and in turn, increase the risk that its financial position or results of operations could be adversely impacted as discussed below.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted-average useful lives, ranging from ten to sixteen years.

The carrying value of goodwill is tested at least annually for impairment on November 30th or more frequently if indicators of potential impairment are present. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. Negative trends in economic growth and challenges specific to the banking industry in recent years have resulted in fewer comparable acquisitions of healthy banks which has depressed average transaction multiples. As a result, more reliance has been placed on the discounted cash flow model. The discounted cash flow model includes various estimates including assumptions regarding an investors’ required rate of return on WesBanco common stock, future loan loss provisions, future net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. As the volume and level of activity of mergers and acquisitions of healthy banks increase, more reliance may be placed on market-based methods such as price paid to tangible book value and earnings, and less reliance may be placed on discounted cash flow projections.

WesBanco’s internal evaluation concluded that goodwill was not impaired as of November 30, 2010 for both reporting units. Based on the evaluation as of November 30, 2010, management believes that the fair value of the community banking reporting unit could decline by approximately 31% before further analysis of goodwill impairment would be required.

As of December 31, 2010, there were no significant changes in market conditions, WesBanco operating results, or forecasted future income from November 30, 2010, the date of the most recent goodwill impairment evaluation. Therefore, WesBanco has concluded that goodwill is not impaired as of December 31, 2010. If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the community banking or insurance services reporting units may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

Intangible assets with finite useful lives (primarily core deposit and customer list intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Intangible assets with finite useful lives at December 31, 2010 are comprised of $10.9 million in core deposit intangibles held at the Bank and customer list intangibles of $0.5 million and $0.1 million held at WesBanco Securities and Insurance Services, respectively.

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

EXECUTIVE OVERVIEW

WesBanco achieved improved financial performance in 2010 as evidenced by a 90.4% increase in net income available to common shareholders after two years of decreases, in spite of the continuation of a challenging economic environment of high unemployment and depressed housing prices. Improvement in net interest income and many of the non-interest operating areas, a lower provision for credit losses and reduced non-interest expenses combined to provide the improved results. Return on average tangible assets(1) improved to 0.73% from 0.49% in 2009 while return on average tangible equity(1) was 11.72% as compared to 7.26% in the prior year.

Net interest income increased through focused management of rates for lending and for deposits, through balance sheet management strategies to minimize risk and reduce higher cost interest bearing liabilities, primarily certain certificates of deposit and borrowings, and due to the benefits of reduced interest expense from the lower interest rate environment. Although interest rates and loan demand remained low throughout the year, which limited the opportunity for acquiring reasonably priced loans and investments, new and repriced deposits were also significantly less expensive. Lower cost deposits combined with the maturity of higher cost FHLB borrowings significantly reduced interest expense resulting in the 4.9% increase in net interest income. Liquidity provided by loan pay downs and increases in low cost deposits were used to avoid replacement of the maturing borrowings. As a result, FHLB borrowings decreased by 48.9% in 2010 from December 31, 2009.

Lending practices, loan monitoring, workout strategies, and loss recovery programs were further strengthened in 2010 resulting in improved credit quality, lower non-accrual loans, reduced charge-offs by the fourth quarter and an 11.5% decrease in the provision for credit losses as compared to 2009. Non-accrual loans decreased $16.5 million due to the sale of $18.7 million of impaired commercial and commercial real estate loans in the second and third quarters of 2010, resulting in additional charge offs of $13.7 million, further improving the overall quality of the loan portfolio.

Non-interest expense decreased $8.5 million primarily from an organization wide effort to improve efficiency and reduce expenses in most major categories including employee benefits, professional fees, marketing and restructuring expense. These efficiencies were achieved without reducing the effectiveness of operations. However, non-interest income declined in 2010 from the prior year due to lower service charge income from new regulation affecting overdraft fees, charges relating to real estate owned and lower net securities gains, but these decreases were partially mitigated by significant improvement in trust fees, electronic banking fees, securities brokerage revenue and mortgage banking revenues.

(1)	See non-GAAP Measures with Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

The Bank continued its strategy in 2010 of selling most new residential mortgages to the secondary market; as a result, residential real estate loans decreased by $99.7 million. Smaller decreases occurred in commercial and consumer loans while commercial real estate was nearly unchanged. Home equity loans increased 4.0%. Loan growth continued to be challenged by economic conditions and depressed loan demand, as well as charge-offs, sales and workout strategies. However, WesBanco continues to improve underwriting standards and credit quality, and maintains a consistent focus on obtaining appropriate interest rates on new loans, to improve the profitability of the loan portfolio and reduce credit losses as the economic expansion continues.

In 2010, WesBanco improved already strong regulatory capital ratios of 8.35% tier I leverage, 11.94% tier I risk-based capital, and 13.20% total risk-based capital, all of which improved in each of the last five consecutive quarters while both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators. Total tangible equity to tangible assets(1) was 6.33% at December 31, 2010, an improvement of 45 basis points from 5.88% at year-end 2009, primarily due to balance sheet management strategies and a 3.1% increase in shareholders’ equity primarily from increased retained earnings. The increase in shareholders’ equity was the result of improved operating results net of dividends declared, partially offset by decreases in other comprehensive income due to lower unrealized securities gains at year end as certain term market interest rates rose in the fourth quarter. Total dividends declared for the year were $14.9 million or 41.8% of net income.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which contains numerous and wide-ranging reforms to the structure of the U.S. financial system. In addition to various regulations that will be written as a result of the Dodd-Frank Act, the Dodd-Frank Act creates the Consumer Bureau, which will have consolidated authority to write regulations implementing numerous laws including those that define certain processes relating to lending, and required disclosures pertaining to various types of banking transactions. Although the full impact of the Dodd-Frank Act remains somewhat unclear, management expects, over time, that it will reduce revenue and increase expenses. A requirement that could affect 2011 results is for the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions. Even though the limits on debit card interchange fees will apply only to institutions with more than $10 billion in assets, market forces may limit debit card interchange fees as a source of revenue for all banks, including WesBanco Bank. For additional information on the Dodd-Frank Act, see the discussion in “Item 1. Business—Dodd-Frank Act” in this 10-K.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for 2010 increased 90.4% to $35.6 million from $18.7 million for 2009, while diluted earnings per common share were $1.34, as compared to $0.70 per common share for the prior year. The quarter ending December 31, 2010 was the fifth consecutive quarter of growth in net income and per share earnings on a linked-quarter basis. The growth in net income for all of 2010 was achieved through an 11.5% lower provision for credit losses, a 4.9% improvement in net interest income, higher gross revenues from the Trust, Securities and Mortgage business units totaling $3.3 million, continued cost control throughout the organization resulting in lower overall expenses, and the significant benefits of repurchasing TARP preferred shares in the third quarter of 2009. These improvements were somewhat offset by lower service charges on deposits, reduced net securities gains and increased charges relating to write downs on real estate owned.

Net interest income increased $7.7 million or 4.9% for 2010 as compared to 2009 due to the Bank’s ability to manage rates on its loans and other earning assets, while seeing significant improvement in the cost of funds

(1)	See non-GAAP Measures with Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

for both deposits and other borrowings. Net interest income has now increased for each of the past seven quarters. The net interest margin improved to 3.66% in the fourth quarter of 2010 and 3.60% for the year, an increase of 20 basis points and 24 basis points, respectively, as compared to the same periods in 2009. The average rate on interest bearing liabilities decreased by 61 basis points for the year, while the rate on earning assets declined at a much slower pace of 29 basis points. Lower rates and lower average balances on higher-rate certificates of deposit, and an increase in lower cost deposits, primarily money market accounts, all contributed to the improvement in the cost of funds. In addition, the average balance for borrowings, which generally have higher interest costs, decreased by $281.8 million or 38.7% in the fourth quarter of 2010 from the fourth quarter of 2009, through planned reductions utilizing the liquidity obtained through pay downs on loans and increased deposits. The increase in total interest bearing and non-interest bearing demand deposits was primarily due to an 11.0% increase in average non-interest bearing deposit balances as a result of retail marketing campaigns and customer incentives, as well as a focus on increasing treasury management products and services from business customers. Total borrowings, excluding junior subordinated debt, are down to 8.2% of total assets from 12.7% last year.

For 2010, the provision for credit losses decreased $5.8 million, primarily due to a better overall economic environment, and was 103% of net charge-offs for the year. Net charge-offs increased $4.3 million in 2010 as compared to the prior year, primarily due to $13.7 million of charge-offs in the second and third quarter of 2010 related to the sale of certain impaired commercial and commercial real estate loans totaling $18.7 million. Non-accrual loans at December 31, 2010 decreased $16.5 million as compared to December 31, 2009 as a result of the sale of loans and other continuing workout efforts to reduce this category of loans. However, renegotiated loans increased $32.5 million for the year primarily due to rate or other term-related modifications granted to borrowers on construction, commercial real estate and residential mortgage loans. The total allowance for loan losses was relatively unchanged as compared to December 31, 2009 and it represented 1.86% of total loans at December 31, 2010 compared to 1.76% at December 31, 2009.

Total non-interest income decreased $5.0 million for the year ended December 31, 2010 due to decreases in net security gains of $2.7 million, decreases in service charges on deposits of $3.7 million resulting from regulatory changes which led to fewer customer overdraft transactions, and $3.1 million in write-downs in other real estate owned. These write-downs were primarily for an owned hospitality-related property. Improvements in non-interest income included trust fee growth of 15.2% from new business, market improvements, and fourth quarter revisions to fee schedules. In addition, most other major non-interest operating areas increased, including a 14.3% increase in electronic banking fees, a 9.5% increase in securities brokerage income and a 37.8% increase in mortgage banking income. Non-interest expense decreased $8.5 million or 5.7% as compared to 2009. WesBanco took actions in 2010 resulting in significant reductions in costs for many expense categories, including a $1.6 million decrease in employee benefits expense from lower pension and health insurance costs, $1.0 million in professional fees, $0.9 million in marketing expense, $0.8 million in equipment expense, and $1.6 million in restructuring expenses, somewhat offset by increases in foreclosure-related property management expenses totaling $1.6 million. The reduction in restructuring expenses was primarily due to a $1.2 million charge in the fourth quarter of 2009 relating to personnel reductions and impairment on certain premises held for sale. In addition, expense reductions include a decrease in FDIC insurance of $2.1 million primarily due to a special assessment of $2.6 million levied in the second quarter of 2009.

The provision for income taxes increased $5.3 million due to the significant increase in pre-tax income and an effective tax rate in 2010 of 10.9% as compared to a negative effective tax rate in 2009 of (4.3%). The higher effective rate was due primarily to a lower percentage of tax-exempt income to total income and included certain filed return adjustments during the year.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2010	2009	2008
Net interest income	$166,092	$158,372	$160,537
Taxable-equivalent adjustments to net interest income	6,142	7,544	7,822

Net interest income, fully taxable-equivalent	$172,234	$165,916	$168,359

Net interest spread, non-taxable-equivalent	3.27%	2.93%	3.19%
Benefit of net non-interest bearing liabilities	0.20%	0.28%	0.32%

Net interest margin	3.47%	3.21%	3.51%
Taxable-equivalent adjustment	0.13%	0.15%	0.17%

Net interest margin, fully taxable-equivalent	3.60%	3.36%	3.68%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income increased $7.7 million or 4.9% in 2010 as compared to 2009 due to increases in the net interest margin resulting from WesBanco’s successful management of rates on the loan portfolio and other earning assets, while seeing significant improvement in the cost of funds for both deposits and other borrowings. Net interest income has now increased for each of the past seven quarters. The net interest margin increased 24 basis points to 3.60% in 2010, as compared to the prior year due to decreases in the average rates on interest bearing liabilities, while rates on earning assets declined at a much slower pace. The net interest margin has also improved consistently since the second quarter of 2009 to 3.66% in the fourth quarter of 2010. The increase in the margin for all of 2010 was partially offset by decreases in average earning assets due to pay downs on loans and sales and maturities of securities used to fund reductions in higher cost borrowings. Lower rates on new deposits, maturities of higher rate certificates of deposit, and an increase in lower cost deposits, primarily money market and other transaction accounts, all contributed to the improvement in the cost of funds. In addition, the average balance in 2010 for borrowings, which generally have higher interest costs, decreased by $252.1 million or 31.7% from 2009 through planned reductions utilizing the liquidity obtained through pay downs on loans and increased deposits. The margin has also benefited from a 7.4% increase in average non-interest bearing deposit balances in 2010 as a result of retail marketing campaigns and customer incentives, as well as a focus on increasing treasury management products and services from business customers.

Interest income decreased 8.1% in 2010 as compared to 2009 due to lower yields and decreases in earning assets. The yield on total average earning assets decreased 29 basis points to 5.07% in 2010 from 5.36% in 2009. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout the last two years. In addition, the mix of earning assets invested in lower yielding securities and due from banks increased, as compared to typically higher-yielding loans. Securities yields decreased 46 basis points in 2010, primarily due to the reinvestment of funds from investment maturities and calls, and from loan prepayments, at current lower available interest rates. Taxable securities yields decreased 42 basis points while tax-exempt securities yields declined only 12 basis points due to the longer average life of the tax-exempt portfolio and limited additions to the portfolio in 2010. Securities purchase decisions in 2010 considered the increased risk in some tax-exempts, which somewhat limited investment opportunities. In addition, variable rate and government supported (Build America Bonds) rate opportunities were available in taxable securities, resulting in an increase in average taxable securities for the year. Repricing of loans and the necessity of offering lower rates on quality credits as a result of the lower interest rate environment caused a decline in loan yields of 17 basis points in 2010. The decrease in average earning assets of $159.2 million in 2010 was primarily due to a decrease in average loan balances of $161.2 million, mostly from planned reductions in residential mortgage loans, continued depressed loan demand and sales of portfolio loans. In addition, proceeds from loan principal reductions, which generally have higher yields than typical investment types, have been reinvested at lower yields, thus reducing the overall yield of the earning assets.

Average loan balance decreases are primarily due to management’s continued focus on overall profitability of the loan portfolio through disciplined underwriting and pricing practices, the continued strategic decreases in residential real estate loans through the sale of most originations and the sale of certain non-accrual commercial loans. In addition, the slow economic recovery has resulted in lower demand for new construction and development projects in our markets and reduced commercial line usage. These decreases were partially offset by increases in home equity loans through various marketing and targeted sales efforts in our branches. Write-downs, charge-offs and foreclosures have also impacted commercial balances, as well as strategic decreases in certain customer property and commercial types. Consumer loans declined due to reduced demand for automobile and other consumer loan types, other competitive bank and non-bank rate offerings and tighter underwriting standards.

In 2010 interest expense decreased $28.6 million or 28.8% as compared to 2009 due to a 61 basis point decline in the average rate paid on interest bearing liabilities and a decrease in average interest bearing liabilities of 3.1%. Rates paid on deposits declined by 50 basis points, with rates on CDs declining by 70 basis points, due to management reducing certain interest rates on renewing or rollover CDs to competitive levels in order to realize a lower cost of funds during a period of declining loan yields. This included certain high rate, single service CDs from branches acquired in 2009, which were offered lower rates to renew. In addition, average balances of CDs represented 49.3% of total average deposits in 2010 as compared to 54.8% in 2009, while money market deposit accounts (“MMDA”), with a lower rate of 0.92%, increased to 23.0% of total average deposits in 2010, as compared to 18.3% in 2009. This change in the mix of deposit types, and the reductions in higher cost borrowings, also contributed to the reduced cost of funds. The reduction in average interest bearing liabilities is due to the $252.1 million decrease in borrowings, primarily FHLB and other short term borrowings, partially offset by increases in deposits of $116.9 million. Current balance sheet liquidity from the deposit increases and loan reductions were used to pay down the higher cost maturing borrowings in 2010, further reducing interest expense. Borrowings, excluding junior subordinated debt, were 12.9% of average interest bearing liabilities in 2010 as compared to 18.3% in 2009. Deposit increases were primarily in money market accounts but also included increases in transaction and savings accounts, even as offered rates were reduced. These increases were partially offset by a $132.2 million decrease in certificates of deposit from the more aggressive reductions in rate offerings.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2010			2009			2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$82,380	$198	0.24%	$44,565	$87	0.19%	$35,702	$968	2.71%
Loans, net of unearned income (1)	3,385,928	189,380	5.59%	3,547,122	204,317	5.76%	3,648,968	236,923	6.49%
Securities: (2)
Taxable	1,015,643	35,375	3.48%	991,434	38,651	3.90%	522,523	28,128	5.38%
Tax-exempt (3)	270,759	17,550	6.48%	326,735	21,554	6.60%	328,755	22,348	6.80%

Total securities	1,286,402	52,925	4.11%	1,318,169	60,205	4.57%	851,278	50,476	5.93%
Federal funds sold	—	—	—	2,060	5	0.24%	13,512	299	2.21%
Other earning assets	29,838	167	0.56%	31,849	294	0.92%	31,464	922	2.93%

Total earning assets (3)	4,784,548	242,670	5.07%	4,943,765	264,908	5.36%	4,580,924	289,588	6.32%

Other assets	631,922			622,418			643,518

Total Assets	$5,416,470			$5,566,183			$5,224,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$474,979	$2,561	0.54%	$455,151	$2,921	0.64%	$433,661	$4,809	1.11%
Money market accounts	817,272	7,529	0.92%	629,520	6,687	1.06%	472,634	8,341	1.76%
Savings deposits	512,289	2,242	0.44%	470,737	2,385	0.51%	504,335	3,089	0.61%
Certificates of deposit	1,754,805	36,817	2.10%	1,887,051	52,827	2.80%	1,758,124	68,787	3.91%

Total interest bearing deposits	3,559,345	49,149	1.38%	3,442,459	64,820	1.88%	3,168,754	85,026	2.68%
Federal Home Loan Bank borrowings	359,010	12,721	3.54%	570,008	21,849	3.83%	520,636	20,659	3.97%
Other borrowings	183,542	4,774	2.60%	224,649	6,971	3.10%	289,541	8,401	2.90%
Junior subordinated debt	109,552	3,792	3.46%	111,152	5,352	4.82%	111,063	7,143	6.43%

Total interest bearing liabilities	4,211,449	70,436	1.67%	4,348,268	98,992	2.28%	4,089,994	121,229	2.96%
Non-interest bearing demand deposits	562,763			524,167			497,681
Other liabilities	36,516			52,211			42,766
Shareholders’ equity	605,742			641,537			594,001

Total Liabilities and Shareholders’ Equity	$5,416,470			$5,566,183			$5,224,442

Net interest spread			3.40%			3.08%			3.36%
Taxable equivalent net interest margin (3)		$172,234	3.60%		$165,916	3.36%		$168,359	3.68%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $4.2 million, $4.6 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2010 Compared to 2009			2009 Compared to 2008
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$86	$25	$111	$194	$(1,075)	$(881)
Loans, net of unearned income	(9,121)	(5,816)	(14,937)	(6,465)	(26,141)	(32,606)
Taxable securities	925	(4,201)	(3,276)	19,917	(9,395)	10,522
Tax-exempt securities (2)	(3,634)	(370)	(4,004)	(137)	(657)	(794)
Federal funds sold	(3)	(2)	(5)	(143)	(151)	(294)
Other earning assets	(18)	(109)	(127)	11	(638)	(627)

Total interest income change (2)	(11,765)	(10,473)	(22,238)	13,377	(38,057)	(24,680)

Increase (decrease) in interest expense:
Interest bearing demand deposits	123	(483)	(360)	228	(2,116)	(1,888)
Money market	1,811	(969)	842	2,268	(3,922)	(1,654)
Savings deposits	199	(342)	(143)	(196)	(508)	(704)
Certificates of deposit	(3,499)	(12,511)	(16,010)	4,750	(20,710)	(15,960)
Federal Home Loan Bank borrowings	(7,580)	(1,548)	(9,128)	1,910	(720)	1,190
Other borrowings	(1,166)	(1,031)	(2,197)	(1,983)	553	(1,430)
Junior subordinated debt	(76)	(1,484)	(1,560)	6	(1,797)	(1,791)

Total interest expense change	(10,188)	(18,368)	(28,556)	6,983	(29,220)	(22,237)

Net interest income increase (decrease) (2)	$(1,577)	$7,895	$6,318	$6,394	$(8,837)	$(2,443)

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses for the year ended December 31, 2010 decreased $5.8 million or 11.5% to $44.6 million compared to $50.4 million for the year ended December 31, 2009. The provision remained elevated in 2010 due to the ongoing impact of the recession on all categories of the portfolio but the overall decrease in 2010 compared to 2009 reflects a reduction in non-accrual loans, a gradually improving economic environment, a declining historical loss trend for commercial and industrial, home equity and consumer loans, and the net impact of certain events in both years. The provision for 2010 includes approximately $6.8 million to charge-down certain non-performing loans that were sold in the second and third quarters less previously recorded reserves. The provision for 2009 included approximately $7.1 million for two losses attributable to borrower fraud. The provision for 2010 exceeded net charge-offs for the year by $1.1 million compared to $11.2 million in 2009 and increased the allowance for loan losses to 1.86% of total loans at December 31, 2010 compared to 1.76% at December 31, 2009. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2010	2009
Service charges on deposits	$20,645	$24,372	$(3,727)	(15.3)%
Trust fees	15,835	13,746	2,089	15.2%
Electronic banking fees	8,482	7,422	1,060	14.3%
Net securities brokerage revenue	4,563	4,169	394	9.5%
Net insurance services revenue	2,352	2,329	23	1.0%
Bank-owned life insurance	4,505	4,623	(118)	(2.6)%
Net securities gains	3,362	6,046	(2,684)	(44.4)%
Net gains on sales of mortgage loans	2,885	2,094	791	37.8%
Net losses on other real estate owned and other assets	(4,128)	(747)	(3,381)	452.6%
Other income	1,098	535	563	(105.2)%

Total non-interest income	$59,599	$64,589	$(4,990)	(7.7)%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Total non-interest income for the year ended December 31, 2010 decreased $5.0 million, as compared to the same period in 2009. This decrease is due to decreases in service charges on deposits, decreases in net security gains, and $3.4 million in write-downs in other real estate owned. Improvements in non-interest income included trust fee growth of 15.2% and increases in most other major non-interest operating areas including a 14.3% increase in electronic banking fees, a 9.5% increase in securities brokerage revenue and a 37.8% increase in mortgage banking income. For the year ended December 31, 2010, non-interest income was 26.4% of total net revenues as compared to 29.0% for the comparable 2009 period, with net revenue being defined as the total of net interest income and non-interest income. Non-interest income, excluding securities gains, has also improved in each of the last three consecutive quarters in 2010.

Service charges on deposits, which are primarily comprised of customer overdraft fees, were 15.3% lower in 2010 as compared to 2009 due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt in for overdraft coverage of certain types of electronic banking activities. Preceding the August 15, 2010 implementation of the new rules on existing accounts, WesBanco experienced lower daily and monthly overdraft usage patterns as average retail demand deposit balances were higher. Changes in marketing strategies and effectiveness for new demand deposit customers may have also had an impact on the decrease. While an overwhelming majority of WesBanco’s heaviest overdraft users have opted-in to continue such coverage, low response rates from infrequent users may have some impact on our ability to earn associated fees.

Trust fees improved $2.1 million as compared to 2009 due to higher market values of managed assets period over period and the implementation of a fee increase in October of 2010. The market value of trust assets under management increased from $2.7 billion to $2.9 billion from December 31, 2009 to December 31, 2010. The increase in trust assets was principally due to market gains and new business in the last twelve months. At December 31, 2010, trust assets include managed assets of $2.4 billion and non-managed (custodial) assets of $0.5 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $748.1 million as of December 31, 2010 and $659.2 million at December 31, 2009 and are included in trust managed assets.

Electronic banking fees improved by $1.1 million in 2010 as compared to the prior year, due to a higher volume of debit card transactions during the period.

Net securities brokerage revenue improved $0.4 million in 2010 as compared to 2009, as the 2009 period included only nine months of revenue from new sales representatives in the Columbus, Ohio market, who established operations in March of 2009.

Gains on the sale of loans increased in 2010 by 37.8% as compared to 2009 due to more aggressive loan pricing despite a 7% decline in residential mortgage loans sold into the secondary market over the period, while adjustments in the market value of investments in the deferred compensation plan represented the majority of the change in other non-interest income.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2010	2009
Salaries and wages	$54,452	$54,399	$53	0.1%
Employee benefits	18,315	19,957	(1,642)	(8.2)%
Net occupancy	10,728	10,269	459	4.5%
Equipment	9,914	10,726	(812)	(7.6)%
Marketing	4,187	5,094	(907)	(17.8)%
FDIC Insurance	6,681	8,817	(2,136)	(24.2)%
Amortization of intangible assets	2,729	3,110	(381)	(12.3)%
Restructuring and merger-related expenses	175	1,815	(1,640)	(90.4)%

Other operating expenses:
Miscellaneous, franchise, and other taxes	5,784	5,425	359	6.6%
Postage	3,516	3,626	(110)	(3.0)%
Consulting, regulatory, and advisory fees	3,423	4,466	(1,043)	(23.4)%
Other real estate owned and foreclosure expenses	3,262	1,648	1,614	97.9%
Legal fees	2,749	2,702	47	1.7%
Communications	2,731	2,959	(228)	(7.7)%
ATM and interchange expenses	2,669	3,387	(718)	(21.2)%
Supplies	2,402	2,443	(41)	(1.7)%
Other	7,435	8,805	(1,370)	(15.6)%

Total other operating expenses	33,971	35,461	(1,490)	(4.2)%

Total non-interest expense	$141,152	$149,648	$(8,496)	(5.7)%

Non-interest expense for the year ended December 31, 2010 decreased $8.5 million or 5.7% as compared to the same period in 2009. WesBanco took actions in 2010 resulting in significant reductions in costs for many expense categories, including employee benefits, equipment, marketing, professional fees and restructuring expenses, somewhat offset by increases in foreclosure-related property management expenses. In addition, the expense reductions include a decrease in FDIC insurance of $2.1 million primarily due to a special assessment of $2.6 million in the second quarter of 2009 partially offset by premium increases due to higher deposit levels.

Salaries and wages remained relatively unchanged for the year ended December 31, 2010 as compared to 2009, primarily due to a reduction in full-time equivalent employees offset by higher brokerage commissions and management bonuses. Full-time equivalent employees declined from 1,393 at December 31, 2009 to 1,377 at December 31, 2010 primarily as the result of planned efficiencies created through a reduction in overtime and other hours worked in certain retail branches and other departments. Employee benefits declined $1.6 million in 2010 compared to the prior year due to lower defined benefit pension expense and decreases in employee health insurance costs, partially offset by stock compensation expense and a market value adjustment on the deferred compensation plan.

Marketing expenses declined $0.9 million in 2010 as compared to 2009 primarily due to reduced free checking promotions, which were increased in 2009 to establish greater name identity in the former AmTrust branch market area, and reduced new customer cash incentives.

WesBanco closed and consolidated two branches in the Columbus market in the third quarter of 2010; however the acquisition of five branches in March 2009 and increased maintenance and other seasonal costs in the first quarter 2010 resulted in higher net occupancy expenses of $0.5 million for the year. Restructuring and merger-related expenses declined $1.6 million from the prior period as a result of charges in 2009 relating to personnel reductions, impairment on certain premises held for sale and costs associated with the branch acquisition. Consulting expenses declined $1.0 million as compared to 2009.

ATM and interchange expenses, equipment, communications, debit card processing fees and other miscellaneous expenses all experienced declines in 2010 mostly due to WesBanco’s continued efforts to manage costs and the effects of certain contract renewals. Electronic bill pay expenses were down $0.3 million due to a one-time $0.5 million contract termination fee in 2009, while other real estate owned and foreclosure expenses were up $1.6 million due to increased foreclosure activity and related property management expenses.

INCOME TAXES

The provision for federal and state income taxes increased to $4.3 million in 2010 as compared to 2009. The increase in income tax expense was due to a $17.0 million increase in pre-tax income, and a higher effective tax rate of 10.9% as compared to (4.3%) for 2009. The increase in the effective tax rate was due primarily to higher pre-tax income and a lower percentage of tax-exempt income to total income and included certain filed return adjustments during the year.

FINANCIAL CONDITION

Total assets decreased 0.7% in 2010, while total deposits and stockholders’ equity increased 5.0% and 3.1%, respectively, as compared to December 31, 2009. The decrease in total assets was primarily the result of a $182.3 million or 5.3% decrease in portfolio loans due to continued strategic decreases in residential real estate loans and certain impaired loans, a focus on reasonable credit terms and interest spreads, and compressed demand for commercial and consumer loans as a result of the slow economic recovery. The decrease in the loan portfolio was partially offset by a $159.2 million or 11.8% increase in investment securities and cash and due from banks. The increase in total deposits was primarily a result of a 19.6% increase in money market deposits, which combined with slight increases in demand and savings deposits, offset the 3.5% decrease in certificates of deposit. The decrease in certificates of deposit was due to planned reductions of non-relationship customers acquired with a branch acquisition in 2009. The liquidity provided by the increase in deposits and decrease in the loan portfolio was partially utilized to pay down higher cost FHLB advances and other short-term borrowings by $243.9 million or 35.6% as compared to December 31, 2009. Total shareholders’ equity increased by $18.1 million primarily due to net income exceeding dividends paid to common shareholders by $20.7 million for the year, which was partially offset by a $2.8 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted from unrealized losses recorded in the available-for-sale securities portfolio somewhat offset by unrealized gains in the defined pension plan in 2010. The tangible equity to tangible assets (non-GAAP measure) increased to 6.33% at December 31, 2010 from 5.88% at December 31, 2009, primarily as a result of the increase in shareholders’ equity coupled with a slight decrease in tangible assets.

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2010-2009
(dollars in thousands)	2010	2009	$ Change	% Change	2008
Available-for-sale (at fair value)
Other government agencies	$363,135	$190,726	$172,409	90.4%	$40,009
Corporate debt securities	25,583	2,932	22,651	772.5%	3,149
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	353,345	698,138	(344,793)	(49.4)%	523,897
Other residential collateralized mortgage obligations	—	2,591	(2,591)	(100.0)%	4,150
Obligations of states and political subdivisions	210,808	363,619	(152,811)	(42.0)%	359,425

Total debt securities	952,871	1,258,006	(305,135)	(24.3)%	930,630
Equity securities	4,610	3,798	812	21.4%	3,508

Total available-for-sale securities	$957,481	$1,261,804	$(304,323)	(24.1)%	$934,138

Held-to-maturity (at amortized cost)
Corporate debt securities	1,451	1,450	1	0.1%	1,450
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	202,062	—	202,062	100.0%	—
Other residential collateralized mortgage obligations	1,224	—	1,224	100.0%	—
Obligations of states and political subdivisions	263,973	—	263,973	100.0%	—

Total held-to-maturity securities	468,710	1,450	467,260	NM	1,450

Total securities	$1,426,191	$1,263,254	$162,937	12.9%	$935,588

Available-for-sale securities:
Weighted average yield at the respective year end (2)	3.46%	4.57%			5.51%
As a % of total securities	67.1%	99.9%			99.8%
Weighted average life (in years)	4.0	3.7			3.6
Held-to-maturity securities:
Weighted average yield at the respective year end (2)	4.84%	9.71%			9.72%
As a % of total securities	32.9%	0.1%			0.2%
Weighted average life (in years)	6.8	20.3			21.3

NM	= Not Meaningful

(1)	At December 31, 2010, 2009 and 2008, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, increased $162.9 million, or 12.9% from December 31, 2009 to December 31, 2010. The increase in securities from year end 2009 was due primarily to the investment of cash received from increases in deposits as well as decreases in portfolio loans over the course of 2010. The securities increase for the year was most noticeable in the other government agencies and municipal securities categories, as WesBanco responded to the lower interest rate environment by investing more in variable rate government agencies and higher yielding taxable Build America municipal bonds. WesBanco does not have any material investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government sponsored enterprise preferred stocks.

As of April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio. The available-for-sale securities were transferred at fair market value at a net unrealized gain of $8.9 million recorded as a premium and included in the amortized cost of the held-to-maturity securities. The premium is being amortized over the remaining life of the securities through other comprehensive income, with no effect on net income. The securities consisted of government agency residential mortgage-backed securities and collateralized mortgage obligations, and both taxable and tax-exempt state and municipal obligations that had longer average lives or lower coupons.

The investment portfolio’s tax-equivalent yield, combining both the held-to-maturity and available-for-sale portfolios decreased from 4.57% in 2009, to 4.11% in 2010. The decrease is primarily attributable to the continuing lower interest rate environment which affected the repricing of certain municipal securities, coupled with the investment of cash into lower yielding securities. Cash flows from the portfolio due to calls, maturities and prepayments increased to $422.7 million for 2010, from $395.5 million for 2009. Higher prepayment speeds on mortgage-backed securities, coupled with a higher volume of calls and lower reinvestments on municipal securities in the lower rate environment led to the increased cash flows.

Total gross unrealized securities losses increased by $9.7 million, from $4.1 million at December 31, 2009 to $13.8 million at December 31, 2010. WesBanco had $530.8 million in investment securities in an unrealized loss position for less than 12 months at December 31, 2010, which was a significant increase from the $292.7 million for the same category at December 31, 2009, primarily due to late year increases in interest rates and municipal bond spreads. In addition, at December 31, 2010, WesBanco had $1.0 million in investment securities in an unrealized loss position for more than 12 months which was a reduction from the $15.9 million for the same category at December 31, 2009. WesBanco believes that all of the unrealized securities losses at December 31, 2010 were temporary impairment losses due to changes in market rates in relation to fixed yields with no credit impairment issues. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for more information.

Net unrealized pre-tax gains on available-for-sale securities were $7.8 million at December 31, 2010, as compared to $20.8 million at December 31, 2009. These net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. The decrease in the net unrealized gains is primarily due to late 2010 increases in interest rates.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

	December 31, 2010
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale (at amortized cost): (2)
Other government agencies	$162,427	2.20%	$77,943	2.05%	$54,000	2.76%	$72,780	4.08%
Corporate debt securities	9,735	0.85%	14,040	2.58%	2,000	6.00%	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (3)	31,655	4.48%	294,444	2.71%	17,640	2.70%	1,048	5.59%
Obligations of states and political subdivisions (4)	64,028	6.38%	81,153	5.92%	32,953	5.76%	30,064	5.40%
Equity securities	—	—	—	—	—	—	3,787	6.85%

Total available-for-sale securities	$267,845	3.42%	$467,580	3.15%	$106,593	3.74%	$107,679	4.56%

Held-to-maturity (at amortized cost)
Corporate debt securities	—	—	—	—	—	—	1,451	9.71%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (3)	4,957	4.25%	192,637	3.78%	4,346	4.40%	122	3.43%
Other residential collateralized mortgage obligations	—	—	1,224	4.61%	—	—	—	—
Obligations of states and political subdivisions (4)	12,164	5.90%	33,462	5.63%	98,148	5.70%	120,199	5.46%

Total held-to-maturity securities	$17,121	5.43%	$227,323	4.03%	$102,494	5.64%	$121,772	5.51%

Total securities	$284,966	3.54%	$694,903	3.44%	$209,087	4.67%	$229,451	5.06%

(1)	Yields are calculated assuming all securities purchased at a discount accrete to maturity, and those purchased at a premium amortize to call date.
(2)	Maturity amounts and average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(4)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Cost method investments consist primarily of FHLB stock totaling $28.0 million and $30.9 million at December 31, 2010 and 2009, respectively, and are included in other assets in the Consolidated Balance Sheets. On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice. During 2010, the stock repurchase suspension was lifted on a limited basis. The FHLB of Pittsburgh stock owned by WesBanco does not have a readily determinable fair value and is recorded as a cost method investment totaling $25.0 million and $26.3 million at December 31, 2010 and 2009, respectively, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh has suspended dividends and limits the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of December 31, 2010, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired. At December 31, 2010, WesBanco held excess capital stock of $6.6 million that remains to be repurchased by the FHLB of Pittsburgh. In February 2011, the FHLB of Pittsburgh repurchased an additional $1.2 million of excess capital stock.

Due to the suspension of dividends on FHLB of Pittsburgh stock, WesBanco has not recognized any dividend income on FHLB of Pittsburgh for the years ended December 31, 2010 or 2009. Additionally, the Bank owned $2.9 million and $4.6 million of FHLB of Cincinnati stock at December 31, 2010 and 2009, respectively, which paid a cash dividend at an annualized rate of 4.37% in 2010 totaling $0.2 million and a cash dividend of $0.3 million in 2009, representing an annualized rate of 4.63%.

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the fair value of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	December 31, 2010		December 31, 2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds:
AAA rating	$44,277	9.4%	$78,008	21.5%
AA rating	311,792	66.3%	130,914	36.0%
A rating	55,703	11.8%	97,210	26.7%
Below an A rating	38,321	8.2%	29,616	8.1%
No rating	20,069	4.3%	27,871	7.7%

Total municipal bond portfolio	$470,162	100.0%	$363,619	100.0%

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. As of December 31, 2010, $346.4 million or 73.7% were categorized as general obligation bonds and $123.8 million or 26.3% were categorized as revenue bonds. At December 31, 2009, $286.4 million or 78.8% were categorized as general obligation bonds and $77.2 million or 21.2% were categorized as revenue bonds.

In addition, at December 31, 2010, $54.1 million or 11.5% of the municipal bond portfolio consisted of state issued bonds, and $416.1 million or 88.5% were locally issued, approximately the same as the totals at December 31, 2009. The portfolio is broadly spread across the U.S., with bonds totaling 57% in the top five states of Ohio, Pennsylvania, Illinois, Texas, and West Virginia, respectively.

LOANS AND CREDIT RISK

Loans represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income. Business purpose loans consist of commercial real estate (“CRE”) loans and other commercial and industrial (“C&I”) loans that are not secured by real estate. Consumer purpose loans consist of residential real estate loans, home equity lines of credit and other consumer loans. Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market, but at times may also include other types of loans. The outstanding balance of each major category of the loan portfolio is summarized in Table 9.

TABLE 9. COMPOSITION OF LOANS(1)

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$154,841	4.7%	$254,637	7.3%	$230,865	6.4%	$264,560	7.0%	$222,149	7.6%
Other	1,602,408	48.6%	1,525,584	43.8%	1,468,158	40.7%	1,418,115	37.8%	943,674	32.4%

Total commercial real estate	1,757,249	53.3%	1,780,221	51.2%	1,699,023	47.1%	1,682,675	44.8%	1,165,823	40.0%
Commercial and industrial	412,726	12.5%	451,688	13.0%	510,902	14.2%	505,541	13.4%	409,347	14.1%
Residential real estate:
Land and construction	7,714	0.2%	8,787	0.3%	15,896	0.4%	26,102	0.7%	32,588	1.1%
Other	600,979	18.2%	699,610	20.1%	841,103	23.3%	949,049	25.2%	863,945	29.7%
Home equity	249,423	7.6%	239,784	6.9%	217,436	6.0%	193,209	5.1%	161,602	5.6%
Consumer	260,585	8.3%	290,856	8.3%	319,949	8.9%	363,973	9.7%	274,908	9.4%

Total portfolio loans	3,288,676	99.7%	3,470,946	99.7%	3,604,309	99.9%	3,720,549	98.9%	2,908,213	99.9%
Loans held for sale	10,800	0.3%	9,441	0.3%	3,874	0.1%	39,717	1.1%	3,170	0.1%

Total loans	$3,299,476	100.0%	$3,480,387	100.0%	$3,608,183	100.0%	$3,760,266	100.0%	$2,911,383	100.0%

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs.

Total portfolio loans decreased $182 million or 5.3% between December 31, 2009 and December 31, 2010 as all categories of the portfolio were impacted by decreased demand attributed to the prolonged recession or to strategic management decisions to limit or reduce certain types of lending. Loan growth in all categories of the portfolio was also tempered by disciplined underwriting and management’s focus on maintaining credit quality and obtaining appropriate interest rates and spreads on new loans.

Total CRE loans decreased $23 million or 1.3% and the composition of the CRE portfolio also changed over the course of the year. CRE land and construction loans, which also includes residential housing development loans decreased $100 million or 39.2% while other CRE loans increased $77 million or 5.0%. A significant amount of the offsetting change from land and construction to other CRE is attributable to over $120 million of CRE construction projects being completed and converted to permanent financing during the year. Conversely, new CRE construction loans originated in 2010 decreased significantly and represented only $21 million of CRE land and construction loans at December 31, 2010. The decrease in new CRE construction activity was partially due to reduced demand and the bank’s limits on this type of lending other than for high quality owner occupied or pre-leased commercial projects. In addition, residential housing development loans decreased $10 million or 24.1% as management also avoided financing new projects due to the overall decline in housing markets. While other CRE loans benefited from the reclassification of completed construction projects, origination of new loans to purchase or refinance existing properties declined in 2010 as a result of overall economic conditions while planned exits and the sale of distressed CRE loans also contributed to a reduction in the other CRE category.

C&I loans decreased $39 million or 8.6% as loan demand remained soft due to economic conditions and a general reduction in business activity. Residential real estate loans other than land and construction decreased $99 million or 14.1% primarily due to continued intentional reduction in the retention of fixed rate residential real estate loans throughout most of the year. Residential land and construction loans are not material in relation to total residential real estate loans, but also decreased $1 million or 12.2% due to fewer new housing starts. Home equity lines of credit were a source of modest loan growth despite declining home values and stricter underwriting standards for the second consecutive year, increasing $10 million or 4.0% due to successful marketing strategies. Consumer loans decreased $30 million or 10.4% primarily due to reduced demand as consumers continued to deleverage as well as stricter underwriting standards for certain types of consumer loans.

Loan commitments, which are not reported on the balance sheet, consist of available balances on lines of credit, letters of credit, deposit account overdraft protection programs, certain loan guarantee contracts, and approved commitments to extend credit. This includes unused commitments that are available to be advanced to the borrower for CRE construction loans, C&I lines and letters of credit, home equity and other consumer lines of credit. Approved commitments to extend credit are reported net of any WesBanco loan balances that are to be refinanced by the new loans. Loan commitments are summarized in Table 10.

TABLE 10. COMPOSITION OF LOAN COMMITMENTS

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$61,014	8.9%	$77,169	10.3%	$117,569	15.3%	$119,802	16.1%	$69,341	12.1%
Other	73,079	10.6%	109,900	14.7%	74,465	9.7%	90,991	12.2%	71,449	12.5%

Total commercial real estate	134,093	19.5%	187,069	25.0%	192,034	24.9%	210,793	28.3%	140,790	24.6%
Commercial and industrial	249,048	36.2%	255,469	34.1%	281,013	36.5%	266,286	35.9%	215,557	37.6%
Residential real estate	6,740	1.0%	3,015	0.4%	5,473	0.7%	7,116	1.0%	9,429	1.6%
Home equity	200,310	29.1%	195,943	26.1%	193,038	25.1%	177,462	23.9%	144,082	25.1%
Consumer	14,610	2.1%	21,222	2.8%	21,416	2.8%	22,990	3.1%	13,055	2.3%
Deposit overdraft limits	81,142	11.8%	81,125	10.8%	74,582	9.7%	52,947	7.1%	50,143	8.8%

Total portfolio commitments	685,943	99.6%	743,843	99.2%	767,556	99.6%	737,594	99.3%	573,056	100.0%
Loans held for sale	2,945	0.4%	5,882	0.8%	2,704	0.4%	4,874	0.7%	—	0.0%

Total loan commitments	$688,888	100.0%	$749,725	100.0%	$770,260	100.0%	$742,468	100.0%	$573,056	100.0%

Letters of credit included above	$35,794	5.2%	$34,488	4.6%	$36,793	4.8%	$55,116	7.4%	$44,168	7.7%

Total portfolio loan commitments decreased $61 million or 8.1% between December 31, 2009 and December 31, 2010 primarily due to the previously discussed completion of CRE construction projects and reduction in new construction lending activity.

CRE construction loan commitments are generally available to the borrower for a period of time that is sufficient to complete construction and allow for the sale or lease-up of the project upon completion. Therefore, CRE construction loan commitments generally extend beyond one year depending on the scope of the project and the anticipated sale or lease-up period. C&I lines and letters of credit are generally renewable or may be cancelled annually by the bank but may also be committed for more than one year when appropriate. Owner-occupied residential real estate construction loan commitments are generally available for one year but may extend beyond one year depending on the size of the dwelling. Home equity and other consumer lines of credit are generally available to the borrower beyond one year. All loan commitments are cancelable by the bank regardless of their duration under certain circumstances.

Overdraft protection limits are established for demand deposit accounts that meet the criteria for eligibility and represent potential loan balances. While these limits generally permit automatic advances when sufficient collected balances are not available, such advances are subject to the bank’s discretion and may be suspended or cancelled at any time.

Credit Risk—The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal calamities and changes in the value of collateral. Credit risk is also impacted by a concentration of exposure within a geographic market or to one or more borrowers, industries or collateral types. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers.

WesBanco extends credit to borrowers that are primarily located within the market areas where the bank has branch offices. There are no material loans in relation to the total portfolio to commercial borrowers that do not conduct business within the bank’s market or to finance commercial real estate located outside of the bank’s market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with the bank. WesBanco may make consumer loans, including residential real estate and home equity lines of credit to established customers for second residences or vacation homes that are located outside of the bank’s market. The approximate geographic distribution of the loan portfolio excluding deposit overdraft limits is summarized in Table 11.

TABLE 11. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	December 31, 2010
	Commercial Real Estate Land & Construction	Commercial Real Estate Other	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Total Portfolio Loans
Wheeling, WV MSA	7%	10%	25%	16%	23%	18%	15%
Weirton, WV—Steubenville, OH MSA	3%	4%	5%	2%	5%	4%	4%
Morgantown, WV MSA	4%	6%	8%	7%	6%	4%	6%
Fairmont-Clarksburg, WV MSA	4%	3%	4%	8%	6%	8%	5%
Parkersburg, WV—Marietta, OH MSA	11%	7%	9%	5%	8%	6%	7%
Charleston, WV MSA	2%	3%	3%	3%	3%	3%	3%
West Virginia Other	3%	3%	10%	6%	6%	11%	6%
Columbus, OH MSA	42%	21%	11%	6%	6%	5%	15%
Dayton-Springfield, OH CSA	7%	6%	1%	7%	8%	3%	5%
Cincinnati-Middletown, OH MSA	7%	13%	4%	13%	12%	2%	11%
Southeast, OH Non-MSA	2%	8%	4%	15%	11%	9%	8%
Ohio Other	2%	3%	1%	3%	3%	6%	3%
Pittsburgh, PA MSA	1%	3%	5%	0%	0%	1%	2%
Pennsylvania Other	2%	8%	8%	3%	2%	13%	7%
States Adjacent to Market	3%	1%	0%	2%	1%	2%	1%
Outside of Market	0%	1%	2%	4%	0%	5%	2%

Total	100%	100%	100%	100%	100%	100%	100%

Most loans, except for indirect consumer loans originated by automobile and recreational vehicle dealers and other sellers of consumer goods, are originated directly by the bank. WesBanco may also participate in CRE and C&I loans, including Shared National Credits or purchased pools of residential real estate loans originated by other lending institutions. Shared National Credits are defined as loans in excess of $20 million that are financed by three or more lending institutions. WesBanco conducts its own customary credit evaluation before purchasing or participating in these loans. The risks associated with purchased loans are similar to those originated by the bank; however, additional risk may arise from limited ability to control actions of the lead, agent or servicing institution.

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio that varies by the type of loan. The bank’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment, and other factors unique to each loan that may increase or mitigate its risk.

All loans, including renewals and extensions thereof are approved within a framework of progressive individual lending authorities based on the loan amount for consumer purpose loans and the total credit exposure of the borrower for business purpose loans. Business purpose loans with total credit exposure generally less than $500,000 and all consumer purpose loans are approved by underwriters that are not responsible for business development or loan origination. Business purpose loans to borrowers with total credit exposure in excess of $1.5 million minimally require the approval of a credit officer that is not responsible for business development or loan origination. Credit exposures in excess of $7.5 million require approval of a credit committee. Loans of all types that contain one or more exceptions to credit policy may only be approved by designated underwriters, senior business unit managers or credit officers within their respective levels of authority.

Credit bureau scores are also considered when evaluating consumer purpose loans. However, the bank has not historically updated credit bureau scores for consumer borrowers subsequent to when loans are made to determine changes in their credit history. WesBanco generally does not originate sub-prime loans as a business strategy. However, the bank does at times extend consumer purpose loans to borrowers that may have one or more characteristics of a sub-prime borrower. These loans are generally made only when the credit risk associated with the sub-prime characteristics of the borrower are properly justified and mitigated by other factors such as acceptable co-makers, additional collateral, or deposit and other non-lending relationships of the borrower with the bank and are made on terms that are appropriate for their higher level of risk. Such loans are not material in relation to the aggregate of all types of consumer loans.

Consumer purpose loans are a homogeneous group, generally consisting of standardized products that are smaller in amount and spread over a larger number of individual borrowers. WesBanco does not maintain current information about the industry in which consumer borrowers are employed. While such information is obtained when each loan is made, it often becomes inaccurate with the passage of time or as borrowers change employment during the term of their loans. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any of the bank’s markets. The bank generally does not risk grade consumer purpose loans other than as required by the regulatory uniform classification guidelines. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on consumer purpose loans. However the current economic environment has resulted in higher unemployment throughout the bank’s market which increases the risk in the loan portfolio.

Many smaller business loans have the same risk characteristics as consumer loans; however business loans can also be significantly larger in amount and contain terms and conditions that are unique to each transaction. The bank maintains a loan grading system that categorizes business loans according to their level of credit risk. Risk grades are intended to reflect each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business loans are assigned a grade at their inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan. Loans to borrowers with total credit exposure of $1 million or more are generally reviewed at least annually to validate the continued appropriateness of the assigned risk grade. Periodic reviews include evaluating the borrower’s continued capacity to repay, the continued adequacy of collateral, if any, the ability of guarantors to provide a secondary source of repayment, and verification of compliance with applicable loan covenants. To facilitate regular reviews of repayment capacity, borrowers are required to furnish periodic financial statements and other information depending on the size and type of loan, such as accounts receivable aging reports for a revolving line of credit and rent rolls for investment CRE.

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency. The bank also monitors general economic conditions, including employment, housing activity and real estate values in its market. The bank also periodically evaluates and changes its underwriting standards when conditions indicate that a change is warranted based on market conditions, the historical performance of a category of the portfolio, or other external factors. Credit risk is also regularly evaluated for the impact of adverse economic and other events that increase the risk of default and the potential loss in the event of default to understand their impact on the bank’s earnings and capital. An independent loan review function also performs periodic reviews of the portfolio to assess the adequacy and effectiveness of the bank’s portfolio monitoring systems, and the accuracy and timeliness of risk grades assigned to business loans.

Each type of loan may also entail certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. Elements that are distinct to the underwriting of each type of loan are further explained throughout this section of MD&A.

Commercial Real Estate—CRE consists of loans to purchase, construct or refinance owner-occupied and investment properties. Owner-occupied properties consist of loans to borrowers in a diverse range of industries but may include special purpose or single use types of facilities. Investment properties include 1-to-4 family rental units, multi-family apartment buildings, and other facilities that are rented or leased to unrelated parties of the owner. Construction and development loans include loans to finance land acquisition and development, construction of residential dwellings for resale, and construction of commercial buildings which may be owner-occupied or for investment. Construction loans are generally made only when the bank also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property.

Construction and development loans require payment of interest only during the construction or development period, which can range from as short as six months to up to three years for larger, multiple phase projects such as residential housing developments and large scale commercial projects. Interest rates may be fully floating based on an appropriate index but may also be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest reserves are generally established as part of the initial underwriting of the project to provide for payment of interest during the construction period.

TABLE 12. MATURITIES OF COMMERCIAL REAL ESTATE LAND AND CONSTRUCTION LOANS AND COMMITMENTS

	December 31, 2010
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$24,664	$12,057	$1,340	$38,061
Variable rate loans	37,394	21,779	57,607	116,780

Total commercial real estate loans	$62,058	$33,836	$58,947	$154,841

Total commercial real estate loan commitments	$11,928	$11,977	$37,109	$61,014

Other CRE loans generally require monthly principal and interest payments based on amortization periods ranging from 10 to 25 years depending on the type, age and condition of the property. Loans with amortization periods of more than 20 years typically also have a maturity date or call option of 10 years or less. Interest rates generally are adjustable ranging from one to five years based on an appropriate index of comparable duration.

TABLE 13. MATURITIES OF OTHER COMMERCIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2010
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$44,988	$130,750	$74,308	$250,046
Variable rate loans	46,804	130,283	1,175,275	1,352,362

Total commercial real estate loans	$91,792	$261,033	$1,249,583	$1,602,408

Total commercial real estate loan commitments	$28,501	$10,899	$33,679	$73,079

The primary factors that are considered in underwriting construction and development loans are the overall viability of each project as well as the experience and financial capacity of the developer or builder to successfully complete the project. Market absorption rates and property values are also considered in underwriting construction and development loans. Construction loans also have the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making construction loans to developers with established reputations who operate in the bank’s markets and have the necessary capital to absorb unanticipated increases in the cost of a project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Construction and development loans that finance speculative building have inherently higher risk. When appropriate, the bank may require a specified percentage of a residential development to be pre-sold or a commercial investment property to be pre-leased before construction can begin. Many land development and residential construction projects are experiencing decreased absorption of new units compared to original projections for sales at the time the project was undertaken and will most likely require repayment periods that are extended beyond their original maturity.

The primary factors that are considered in underwriting investment property are the net rental income generated by the property, the type, quality, industry and mix of tenants and the terms of leases, all of which may vary depending on the specific type of property. Other factors that are considered for investment property include the overall financial capacity of the investors and their experience in owning and managing investment property.

Repayment of owner-occupied loans must come from the cash flow generated by the owner-occupant’s business. Therefore, the primary factors that are considered in underwriting are the historical and projected earnings, cash flow, capital resources, liquidity and leverage of the business. Other factors that are also considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, quality and experience of management, and external influences on the business such as economic conditions.

The type, age, condition and location of the property as well as any environmental risks associated with the property are considered for both owner-occupied and investment properties. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property, or any adjacent properties, are likely to have resulted in contamination of the subject property.

Credit risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or cash equity, thereby limiting the loan balance in relation to the lower of the cost or market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value ratio. The bank also makes periodic site visits to financed properties and monitors the factors in the bank’s markets that influence real estate collateral values such as rental rates, occupancy trends, and capitalization rates.

Market values are generally determined by obtaining current appraisals of each property prior to the loan being made. Loan-to-value ratios are generally limited to the maximum loan-to-value ratios prescribed by banking regulations which range from 65% for raw land to 85% for improved commercial property and are based on the lesser of the cost or market value of the property. Regardless of policy or regulatory guidelines lower ratios may be required for certain types of properties or when other factors exist that may increase the potential volatility of the market value of a particular property type such as single or special use properties that cannot be easily converted to other uses. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan-to-value. Owner-occupied CRE loans are often also secured by all other business assets in addition to the real estate.

Regulatory guidelines also limit the aggregate of loans with loan-to-value ratios in excess of the prescribed loan-to-value ratios to 30% of risk-based capital. The aggregate of CRE loans that exceeded the regulatory ratios approximated $68 million or 15% of risk-based capital at December 31, 2010.

The current downturn in the real estate market has resulted in significant declines in property values for most property types and in most geographic markets. The exact impact of the decline in collateral values cannot be precisely determined but the portfolio is periodically evaluated using ranges of decline in value to determine the impact on the continued adequacy of the collateral. New appraisals are obtained under certain circumstances to more accurately assess the current market value when the primary source of repayment may no longer be adequate to repay the loan under its original terms and there is increased dependence on the value of the collateral.

The bank also monitors CRE loans for potential concentrations by geographic location, within a single property type, or dependence on a common tenant for investment property. The geographic distribution of CRE loans is set forth in Table 11. The composition of CRE loans by property or project type is set forth in Table 14. There is no concentration of loans secured by properties that are occupied by a common tenant or a group of tenants in the same industry.

TABLE 14. COMPOSITION OF COMMERCIAL REAL ESTATE LOANS BY PROPERTY TYPE OR PROJECT TYPE (1)

	December 31, 2010
	Outstanding	Loan	Total	% of	% of	Average	Largest
(dollars in thousands)	Balance	Commitments	Exposure	Total	Capital	Loan	Loan
Construction and development:
Land and land development	$77,280	$3,126	$80,406	4.3%	18.1%	$209	$6,550
Residential development	33,054	12,439	45,493	2.4%	10.3%	469	5,500
Commercial construction	44,507	45,449	89,956	4.8%	20.3%	2,194	14,375

Total construction and development	154,841	61,014	215,855	11.4%	48.7%	413	14,375

Residential investment property:
Multi family apartments	201,710	9,918	211,628	11.2%	47.8%	496	13,000
1-to-4 family rentals	130,123	3,133	133,256	7.0%	30.1%	88	1,621
Commercial investment property:
Shopping centers and retail stores	136,521	3,449	139,970	7.4%	31.6%	952	9,976
Office buildings	128,354	2,664	131,018	6.9%	29.6%	633	6,212
Industrial buildings and warehouses	22,311	3,247	25,558	1.4%	5.8%	623	7,022
Hotels and motels	133,258	1,829	135,087	7.1%	30.5%	2,937	13,500
Senior living facilities	18,221	—	18,221	1.0%	4.1%	1,656	6,260
Storage buildings	22,984	2,136	25,120	1.3%	5.7%	513	3,500
Dormitories	18,049	2	18,051	1.0%	4.1%	1,641	10,194
Other special use facilities	36,100	464	36,564	1.9%	8.3%	326	2,026
Mixed or multiple use facilities	102,658	3,569	106,227	5.6%	24.0%	548	8,808
General use facilities	47,159	5,229	52,388	2.8%	11.8%	159	3,254

Total residential and commercial investment property	997,448	35,640	1,033,088	54.6%	233.2%	333	13,500

Total construction, development and investment property	1,152,289	96,654	1,248,943	66.0%	281.9%	348	14,375

Owner-occupied commercial property:
Retail stores	50,643	1,180	51,823	3.4%	15.1%	334	4,639
Office buildings	69,761	1,131	70,892	3.7%	16.0%	258	5,560
Industrial buildings and warehouses	79,534	12,360	91,894	4.9%	20.7%	585	5,671
Hospitals	26,400	244	26,644	1.4%	6.0%	919	4,999
Senior living facilities	59,199	2,286	61,485	3.3%	13.9%	2,120	6,878
Restaurants	27,076	1,083	28,159	1.5%	6.4%	247	1,332
Gasoline stations	33,439	1,686	35,125	1.9%	7.9%	616	2,230
Carwashes and autocare	27,505	212	27,717	1.5%	6.3%	283	1,914
Recreation facilities	28,511	2,506	31,017	1.6%	7.0%	554	6,058
Houses of worship	27,985	862	28,847	1.5%	6.5%	211	2,225
Other special use facilities	73,449	4,391	77,840	4.1%	17.6%	351	8,270
Mixed or multiple use facilities	44,890	2,272	47,162	2.5%	10.6%	261	5,675
General use facilities	56,568	7,226	63,794	3.9%	17.4%	242	8,611

Total owner-occupied commercial property	604,960	37,439	642,399	34.0%	145.0%	360	8,611

Total commercial real estate	$1,757,249	$134,093	$1,891,342	100.0%	426.9%	$350	$14,375

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

Land and land development exposure decreased $11 million or 12.3%, residential development exposure decreased $9 million or 17.6%, and commercial construction exposure decreased $86 million or 48.8% between December 31, 2009 and December 31, 2010. The decrease in the land and land development, and residential development exposures reflects the bank’s efforts to reduce exposure to these loans from the sale of units and restricting funding of additional units. However, the decrease was tempered by slower than anticipated absorption of units on many existing projects. The decrease in commercial construction exposure is the result of projects being completed and reclassified to other categories throughout the year as well as a reduction in new commercial construction commitments. Approximately 25% of land and land development, 48% of residential development, and 59% of commercial construction exposures are in the Columbus, Ohio market at December 31, 2010. There is no land development, residential construction or commercial construction exposure outside of the bank’s defined markets.

Investment CRE exposure increased $65 million or 6.8% as a result of completed construction projects being reclassified to appropriate other CRE categories, new loans to purchase or refinance high quality properties throughout the year and a reduction in prepayments from secondary or capital market sources of refinancing of portfolio loans. Multi-family apartment and residential investment property loans represent a substantial percentage of this category of the portfolio with the Columbus, Ohio market and southwestern Ohio markets in and around the Cincinnati and Dayton metropolitan areas representing approximately 33% and 17% of multi-family apartment loans and 23% and 20% of 1-to-4 family rental property loans, respectively. The remainder of the investment CRE exposure is fairly well distributed among property types with the Columbus and southwestern Ohio markets similarly representing approximately 32% and 22% of the total, respectively.

Owner-occupied CRE exposure decreased $34 million or 5.1% as a result of general economic conditions as well as the reclassification of certain properties to investment CRE where the owner occupies less than half of the property. Owner-occupied is also generally diversified by property type and is more geographically diverse than investment CRE with the upper Ohio Valley market in and around the Wheeling, West Virginia MSA representing approximately 27% of the category and no other market representing more than 20% of the total. WesBanco also categorizes owner-occupied CRE loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. Owner-occupied CRE is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy with only one sector representing more than 25% of risk-based capital as set forth in Table 15.

TABLE 15. OWNER-OCCUPIED COMMERCIAL REAL ESTATE BY OCCUPANT INDUSTRY

	December 31, 2010
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loans
Agriculture	$841	$1,150	$1,991	0.3%	0.4%	$249	$322
Energy, mining and utilities	9,162	—	9,162	1.4%	2.1%	654	4,881
Construction and contracting	24,600	1,811	26,411	4.2%	6.0%	238	1,600
Manufacturing	39,750	3,380	43,130	6.7%	9.7%	449	4,721
Wholesale and distribution	25,957	4,555	30,512	4.7%	6.9%	424	3,728
Automobile sales	14,234	727	14,961	2.3%	3.4%	499	3,433
Other retail sales	78,859	3,025	81,884	12.7%	18.5%	366	4,639
Transportation and warehousing	18,121	5,802	23,923	3.7%	5.4%	598	5,671
Information and communications	4,324	—	4,324	0.7%	1.0%	333	1,639
Finance and insurance	12,440	65	12,505	1.9%	2.8%	321	3,996
Real estate services	18,596	926	19,522	3.0%	4.4%	115	900
Equipment leasing	4,954	—	4,954	0.8%	1.1%	381	1,939
Personal and professional services	101,822	1,747	103,569	16.1%	23.4%	300	4,407
Schools and educational services	27,730	2,636	30,366	4.7%	6.9%	1,085	8,270
Physicians and healthcare services	120,733	2,929	123,662	19.3%	27.9%	672	6,878
Entertainment and recreation	29,886	513	30,399	4.7%	6.9%	507	6,058
Restaurants and lodging	36,653	1,083	37,736	5.9%	8.5%	286	5,850
Religious organizations	27,985	862	28,847	4.5%	6.5%	209	2,225
Government organizations	7,831	2,154	9,985	1.6%	2.3%	285	2,100
Unclassified and other industries	482	4,074	4,556	0.7%	18.5%	147	676

Total	$604,960	$37,439	$642,399	100.0%	145.0%	$165	$8,270

The five largest CRE customer relationships which may include loans that are identified as the largest loan by property or project type in Table 14 and by industry in Table 15 approximate $170 million at December 31, 2010 compared to $125 million at December 31, 2009. The majority of the loans to these customers finance multi-family apartments and retail or office investment properties.

Participations in CRE loans originated by other financial institutions approximated $70 million or 3.7% of total CRE credit exposure at December 31, 2010 compared to $78 million or 4.0% at December 31, 2009. Included in this total is approximately $17 million of Shared National Credits at December 31, 2010 compared to $23 million at December 31, 2009. All of this exposure to participations purchased from other institutions is for properties located within the bank’s defined market.

In addition to the methods in which the bank monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two threshold test to identify whether a bank has an overall concentration of CRE lending. The first threshold measures whether loans for land, land development, residential construction and commercial construction exceed 100% of risk-based capital. The second threshold measures whether the total of loans included in the first threshold plus multi-family and other commercial investment property exceed 300% of risk-based capital. The following table summarizes the bank’s CRE exposure according to the regulatory concentration guidelines.

TABLE 16. COMMERCIAL REAL ESTATE LOAN CONCENTRATION ANALYSIS

	December 31, 2010
(dollars in thousands)	Total Exposure	% of Capital	Regulatory Guideline
Land, land development, residential construction and commercial construction loans	$223,569	50.5%	100%
Multi-family and other commercial investment property, excluding 1-to-4 family rental property	899,832	203.1%

Total CRE loans for concentration test purposes	$1,123,401	253.6%	300%

WesBanco categorizes 1-to-4 family rental property loans as CRE for financial reporting purposes because those loans are investment property and generally dependent on rental income for their repayment. However, loans secured by 1-to-4 family property are not included in the definition of CRE for purposes of the concentration tests. Similarly, loans secured by owner-occupied CRE are also excluded for purposes of the concentration tests.

Commercial and Industrial Loans—C&I loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes, and term loans to finance fixed assets other than real estate for a wide variety of businesses. Most C&I borrowers are privately held companies with annual sales generally not in excess of $50 million. Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by the bank. However, lines of credit and letters of credit may also be committed for more than one year when appropriate. Loans secured by equipment and other types of collateral have terms that are consistent with the purpose of the loan and the estimated useful life of the collateral that generally do not exceed ten years. Interest rates on lines of credit are generally variable based on a short-term interest rate index such as the Prime Rate or LIBOR while interest rates on term loans may be fixed for the entire term of the loan or adjustable ranging from one to five years based on an appropriate index.

TABLE 17. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2010
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$26,411	$65,759	$19,137	$111,307
Variable rate loans	155,899	39,731	105,789	301,419

Total commercial and industrial loans	$182,310	$105,490	$124,926	$412,726

Total commercial and industrial loan commitments	$219,196	$14,980	$14,872	$249,048

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

C&I risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets and by requiring collateral where appropriate. The type and amount of the collateral varies from loan to loan depending on the overall financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flow.

Certain types of collateral that fluctuate with business conditions, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by the bank. Readily marketable collateral such as securities, including securities held in WesBanco trust accounts, significantly mitigates credit risk but are subject to fluctuations in market value. Therefore, the current value of marketable securities held as collateral are regularly monitored to evaluate their continued adequacy.

The bank categorizes C&I loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. The C&I portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy, with no significant concentration in any single sector or industry as set forth in Table 18 and the composition of C&I loans did not change materially between December 31, 2009 and December 31, 2010. Unclassified and other industries include approved loan commitments that have not yet been categorized according to any particular industry at December 31, 2010.

TABLE 18. COMPOSITION OF COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY (1)

	December 31, 2010
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Agriculture	$3,796	$1,806	$5,602	0.8%	1.3%	$43	$500
Energy, mining and utilities	36,106	8,153	44,259	6.7%	10.0%	481	12,500
Construction and contracting	44,044	36,691	80,735	12.3%	18.2%	149	4,310
Manufacturing	26,758	31,663	58,421	8.8%	13.2%	244	10,200
Wholesale and distribution	18,143	14,916	33,059	5.0%	7.5%	182	2,500
Automobile sales	17,847	13,145	30,992	4.7%	7.0%	492	6,750
Other retail sales	27,016	10,500	37,516	5.7%	8.5%	121	4,000
Transportation and warehousing	14,909	1,957	16,866	2.5%	3.8%	62	1,290
Information and communications	3,590	285	3,875	0.6%	0.9%	108	1,008
Finance and insurance	7,937	7,806	15,743	2.4%	3.6%	130	3,500
Real estate services	17,875	5,675	23,550	3.6%	5.3%	81	1,000
Equipment leasing	9,083	9,644	18,727	2.8%	4.2%	253	7,069
Personal and professional services	57,052	29,399	86,451	13.1%	19.5%	133	12,600
Schools and educational services	3,991	6,818	10,809	1.6%	2.4%	515	5,000
Physicians and healthcare services	33,942	26,739	60,681	9.2%	13.7%	187	9,160
Entertainment and recreation	12,613	1,531	14,144	2.1%	3.2%	240	4,203
Restaurants and lodging	13,979	2,263	16,242	2.5%	3.7%	103	1,550
Religious organizations	35,465	16,046	51,511	7.8%	11.6%	904	15,000
Government organizations	13,450	3,711	17,161	2.6%	3.9%	117	2,925
Unclassified and other industries	15,130	20,300	35,430	5.4%	18.5%	264	1,840

Total commercial and industrial loans	$412,726	$249,048	$661,774	100.0%	149.4%	$170	$15,000

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

The five largest C&I borrowing relationships, which may include loans identified as the largest loan within an industry in Table 18 approximate $121 million at December 31, 2010 compared to $140 million at December 31, 2009 and are not concentrated in any one industry. Approximately $50 million of this total is fully secured by marketable securities with a conservative loan-to-value ratio. The total of loans secured by bank deposit accounts and marketable securities which represent the lowest risk when properly margined and monitored approximate 18% of total C&I exposure at December 31, 2010 compared to 15% at December 31, 2009. Conversely, unsecured loans which represent the highest risk approximate 11% of total C&I exposure at December 31, 2010 and December 31, 2009. The largest unsecured loan is $2 million at December 31, 2010 compared to $3 million at December 31, 2009 and the average unsecured loan is less than $100,000 at both year-ends.

Approximately 30% of C&I exposure is to borrowers in or around the Wheeling, West Virginia market and another 34% is to borrowers in the other West Virginia markets. No other market represents more than 20% of the C&I portfolio. Refer to Table 11 for the geographic distribution of C&I loans.

Participations in C&I loans originated by other financial institutions approximated $34 million or 5% of total C&I exposure at December 31, 2010 compared to $66 million or 9% at December 31, 2009. Included in this total is approximately $27 million of Shared National Credits at December 31, 2010 compared to $45 million at December 31, 2009. All of this exposure to participations purchased from other institutions is to borrowers that are headquartered in or have significant operations within the bank’s defined market.

When the total exposure of owner-occupied CRE set forth in Table 15 is combined with C&I exposure set forth in Table 18, the largest combined industry exposures are personal and professional services, physicians and healthcare services, and other retail sales which approximate $190 million, $184 million and $119 million or 43%, 42% and 27% of risk-based capital, respectively. Personal, professional and administrative services are further diversified among a variety of different types of service businesses, physicians and healthcare services are further diversified among many medical fields of practice or types of facilities, while other retail sales consists primarily of gasoline stations and convenience stores, building and home products stores, grocery stores and general merchandise stores. No other industries represent more than 25% of risk based capital or more than 10% of the total of owner-occupied CRE and C&I exposure.

Residential Real Estate Loans—Residential real estate consists of loans to purchase, construct or refinance personal residences, including 1-to-4 family rental properties when the property is also the owner’s primary residence or the loans were underwritten by acquired banks as residential real estate loans. The bank originates conforming and non-conforming mortgages to be held in its portfolio as well as loans for sale in the secondary market. Non-conforming mortgages are those loans that do not meet all of the documentation standards for sale in the secondary market.

The bank originated approximately $57 million of residential real estate loans for retention in the portfolio in 2010 compared to $31 million in 2009 and approximately $148 million of residential real estate loans for sale in the secondary market in 2010 compared to $158 million in 2009. The increase in loans originated for the portfolio is attributable to management’s decision in the second half of the year to begin retaining higher quality loans in the portfolio instead of allowing the residential real estate portfolio to decrease as loans are repaid. The modest decrease in loans originated for sale in the secondary market is attributable to that strategic decision as well as the overall slowdown in the housing market.

Residential real estate loans are generally underwritten to secondary market lending standards even when the loan will be retained in the portfolio. The bank uses automated underwriting systems developed for the secondary market that rely on empirical data to evaluate each loan application and assess credit risk. When appropriate, automated underwriting systems are supplemented by a traditional analysis of the borrowers’ ability to repay their obligations, their credit history, the amount of their down payment, and the market value or other characteristics of the property.

Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a residence. Conventional residential real estate loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. The remainder of the portfolio has interest rates that are primarily based on the Treasury Constant Maturity index and generally adjust from between one and five years. The bank does not originate stated income, interest only or option adjustable rate mortgages for retention in the portfolio or for sale in the secondary market.

TABLE 19. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2010
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$7,905	$16,007	$378,879	$402,791
Variable rate loans	204	7,592	198,106	205,902

Total residential real estate loans	$8,109	$23,599	$576,985	$608,693

Total residential real estate loan commitments	$63	$—	$6,677	$6,740

Credit risk in the residential real estate portfolio is mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the amount of the loan in relation to the appraised value of the property. The bank generally does not make residential real estate loans with loan-to-value ratios in excess of 90% and loan requests that exceed 80% of the value of the property are generally also supported by mortgage insurance.

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

Construction risk is mitigated by evaluating the builder’s reputation and capacity to complete each project, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Residential construction lending activity was relatively flat in 2010 compared to 2009 as the prolonged recession continued to have an impact on new housing starts.

The bank generally does not obtain new appraisals of residential properties unless the borrower requests a modification or refinance of the loan or the loan is in default and there is increased dependence on the value of the collateral. Therefore, it is difficult to fully assess the degree to which residential real estate loans may no longer be adequately protected by the value of their collateral. Approximately $396 million or 59% of residential real estate loans were originated in the five year period from 2002 to 2006 prior to the downturn in housing. The remaining balance of loans originated during this period as a percentage of the original loan amount ranges from 87% for loans originated in 2006 to 54% for loans originated in 2002. Since most of these loans were originated subject to a loan-to-value ratio of 80% or less, most of the loans originated during this period should still be adequately secured despite declining property values. Approximately $137 million or 22% of residential real estate loans originated after 2006 or subsequent to the beginning of the downturn in housing were underwritten to more conservative lending standards and the loan-to-value ratio for most of these loans would have been determined based on newer appraisals that reflected lower property values.

The aggregate of residential real estate loans with loan-to-value ratios in excess of 90% without some form of credit enhancement such as mortgage insurance approximate $19 million or 4% of risk-based capital at December 31, 2010 compared to approximately $22 million or 5% of risk-based capital at December 31, 2009.

Rental properties underwritten as residential real estate loans by acquired banks approximate $38 million or 6% of total residential real estate loans at December 31, 2010 in addition to 1-to-4 family rental property loans that are included in CRE loans. These properties have generally experienced higher delinquency and greater declines in value than owner-occupied dwellings.

Approximately $24 million or 4% of residential real estate consists of pools of mortgages originated by other institutions. These loans originated primarily in 2004 and have remaining balances that represent approximately 25% of their original amounts through scheduled and unscheduled repayments. Approximately 75% of the loans in these pools financed properties in the states of West Virginia, Ohio and Pennsylvania or contiguous states.

Approximately 48% of residential real estate loans are secured by properties in West Virginia where property values have generally been more stable. Residential real estate values have generally declined since 2007 with the western Ohio markets experiencing the most significant decreases. Approximately 20% of residential real estate loans are secured by properties in the western Ohio markets. Residential real estate loans secured by properties located outside the bank’s defined markets are minimal and typically consist of loans to bank customers for second or vacation homes or loans included in purchased pools of mortgage loans originated by other institutions. Refer to Table 11 for the geographic distribution of residential real estate loans.

Home Equity Lines of Credit—Home equity lines of credit consist of revolving lines to consumers that are secured by first or second liens on primary residences generally located within the bank’s defined markets. Home equity lines are generally limited to an amount in relation to the market value of the property net of the first mortgage, if any, which generally cannot exceed 90% of the property value. In addition, the maximum loan-to-value ratio is tiered based on the loan amount and the borrower’s credit history. Most home equity lines of credit originated prior to 2005 are available to the borrower as a revolving line of credit for up to 15 years, at which time the outstanding balance is required to be repaid over a term of not more than 7 years. Most home equity lines of credit originated since 2005 are available to the borrower for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by the bank under certain circumstances.

TABLE 20. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2010
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$9	$61	$866	$936
Variable rate loans	169,241	33,267	45,979	248,487

Total home equity	$169,250	$33,328	$46,845	$249,423

Total home equity commitments	$135,181	$27,109	$38,020	$200,310

The primary factors that are considered in underwriting and managing credit risk of home equity lines of credit are similar to residential real estate and consumer loans. The risk associated with the revolving availability of home equity lines is also mitigated by the borrower’s periodic reduction of the principal balance of their first mortgage, if any, through regular monthly payments, which increases the residual value of the collateral in relation to the amount of the home equity line. However, declining property values also adversely impact the collateral position of home equity lines of credit. Similarly, if a borrower’s first mortgage requires interest only or is a type of loan that can result in negative amortization the risk associated with that borrower’s home equity line of credit increases. Sufficient information about each borrower’s first mortgage loan is not readily available to fully measure this risk.

Credit risk in the home equity portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in the bank’s defined markets. Irregular or unusual patterns of usage of available lines of credit may also indicate a change in risk. The average usage of home equity lines of credit has generally ranged between 50 and 60 percent of the available balance over a period of several years and there were no material changes in usage patterns within the portfolio in 2010.

Approximately 56% of home equity lines of credit are secured by properties in West Virginia where property values have generally been more stable. As previously stated, residential real estate values have generally declined since 2007 with the western Ohio markets experiencing the most significant decreases. Approximately 20% of home equity lines of credit are secured by properties in the western Ohio markets. Refer to Table 11 for the geographic distribution of home equity lines of credit.

Consumer Loans—Consumer loans consist of installment loans originated directly by the bank and, indirectly through dealers to finance purchases of automobiles, motorcycles, boats, and other recreational vehicles, and lines of credit that are either unsecured or secured by collateral other than motorized vehicles or residential real estate.

The maximum term for automobile loans and other installment loans is generally 84 months but may be less depending on the age of the automobile and other factors while the maximum term for recreational vehicle loans is generally 180 months. The maximum term for unsecured loans typically does not exceed 60 months. Consumer lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by the bank under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan and lines of credit are fully adjustable based on the prime rate.

TABLE 21. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2010
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$10,906	$110,028	$112,269	$233,203
Variable rate loans	10,248	9,361	7,773	27,382

Total consumer loans	$21,154	$119,389	$120,042	$260,585

Total consumer loan commitments	$13,982	$364	$264	$14,610

The primary factors that are considered in underwriting consumer loans are the borrowers’ ability to repay their obligations, which also includes an evaluation of their previous credit history. Credit risk in the consumer portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that may influence consumer repayment capacity.

Approximately 40% of consumer loans are secured by a motorized vehicle while another 28% are secured by recreational vehicles at December 31, 2010 which is comparable to the portfolio composition at December 31, 2009. Loans secured by bank deposits or readily marketable collateral, which represent the lowest risk when properly margined and monitored, approximate $23 million or 9% of total consumer loans at December 31, 2010 compared to approximately $23 million or 8% at December 31, 2009. Conversely, unsecured consumer loans, which represent the highest risk, approximate $21 million or 8% of total consumer loans at December 31, 2010 compared to $24 million or 8% at December 31, 2009. All other consumer loans which represent approximately 15% of the total are secured by real estate, mobile homes, farm equipment or some other type of consumer goods. Indirect loans originated by automobile and other motor vehicle dealers represent 55% of total consumer loans.

Loans Held For Sale—Loans held for sale consists of residential real estate loans originated for sale in the secondary market at December 31, 2010 and December 31, 2009.

Credit risk associated with residential real estate loans held for sale in the secondary market is mitigated by entering into sales commitments with secondary market purchasers at the time the loans are originated. This practice has the effect of minimizing the amount of such loans and the interest rate risks that are within the portfolio at any point in time. WesBanco generally does not service these loans after they are sold. While all loans are sold without recourse, WesBanco may be required to repurchase loans that it sells in the secondary market under certain circumstances. The number and principal balance of loans that WesBanco has been required to repurchase historically has not been material and therefore, no allowance has been established for such exposure.

Several acquired banks serviced many of the residential real estate loans that they sold in the secondary market. Although these loans are not carried as an asset on the balance sheet, the bank continues to service these loans (see Note 5 “Loans Serviced for Others and Mortgage Servicing Rights” to the Consolidated Financial Statements).

CREDIT QUALITY

This section of the MD&A discusses those categories of assets that have adverse risk characteristics. Non-performing assets consists of non-accrual and renegotiated loans, other real estate and repossessed assets. Also included in this section of MD&A are other impaired loans, past due loans, and criticized or classified CRE and C&I loans.

The bank seeks to develop individual strategies for all assets that have adverse risk characteristics that are intended to minimize potential loss. However, there is no assurance that such strategies will be successful and loans may ultimately result in foreclosure or other course of liquidation that does not fully satisfy the amount of the loan. Management has significantly increased the level of attention given to collection efforts and administration of these assets that includes hiring additional staff dedicated to their administration and regular monthly meetings devoted to the monitoring their status. While these efforts have generally been successful to maintaining credit quality, the challenging economic environment has still adversely impacted credit quality in all categories of the loan portfolio.

Table 22 summarizes non-performing assets.

TABLE 22. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Commercial real estate—land and construction	$4,391	$5,582	$4,946	$160	$411
Commercial real estate—other	24,833	32,628	20,069	13,436	11,499
Commercial and industrial	7,933	12,749	5,369	3,508	4,122
Residential real estate	10,688	13,228	1,252	2,086	102
Home equity	755	818	72	379	—
Consumer	220	268	29	289	20
Loans held for sale	—	—	—	—	—

Total non-accrual loans	48,820	65,273	31,737	19,858	16,154

Renegotiated loans:
Commercial real estate—land and construction	10,764	1,829	—	—	—
Commercial real estate—other	33,122	9,639	4,559
Commercial and industrial	73	552	—	—	—
Residential real estate	3,443	2,826	—	—	—
Home equity	—	—	—	—	—
Consumer	81	142	—	—	—

Total renegotiated loans	47,483	14,988	4,559	—	—

Total non-performing loans	96,303	80,261	36,296	19,858	16,154
Other real estate and repossessed assets	8,069	8,691	2,554	3,998	4,052

Total non-performing assets	$104,372	$88,952	$38,850	$23,856	$20,206

Non-performing loans as a percentage of total loans	2.93%	2.31%	1.01%	0.53%	0.55%
Non-performing assets as a percentage of total assets	1.95%	1.65%	0.74%	0.44%	0.49%
Non-performing assets as a percentage of total loans, other real estate and repossessed assets	3.17%	2.56%	1.08%	0.64%	0.69%

Non-Accrual Loans—Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection. Non-accrual loans decreased $16.5 million or 25% from December 31, 2009 to December 31, 2010 after more than doubling in 2009. The sale of approximately $25 million of loans with a net recorded investment of $18.7 million in the second and third quarters of 2010 accounts for a substantial portion of the decrease in 2010 along with other successful workout strategies, liquidation of collateral and recognition of losses on other loans. Non-accrual loans are comprised primarily of smaller loans with only two CRE loans having balances greater than $1 million. However, approximately $4.7 million of the total consists of several smaller CRE loans to multiple borrowers with common ownership that are secured by 1-to-4 family residential rental properties. Approximately $9.9 million or 20% of total non-accrual loans, including the previously mentioned loans to related borrowers and one of the loans with a balance greater than $1 million, also have terms that have also been renegotiated concurrent with or subsequent to being placed on non-accrual. Geographically, $30 million or 61% of total non-accrual loans are in the central and southwest Ohio markets.

Renegotiated Loans—Loans are categorized as renegotiated or troubled debt restructurings, when the bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate, the amount of accrued interest, or the face amount of the loan; as well as an extension of the maturity date or the amortization schedule. These loans continue to accrue interest so long as the borrower is able to continue repayment in accordance with the renegotiated terms. Loans may be removed from renegotiated status when they return to their original terms if the borrower demonstrates the capacity to resume repayment under the original terms.

Renegotiated loans tripled from $15.0 million to $47.5 million from December 31, 2009 to December 31, 2010. The increase in renegotiated loans reflects the bank’s willingness to work with distressed borrowers that have some capacity for continuing repayment of their loans under modified terms. CRE loans represent the most significant increase in renegotiated loans. Renegotiated loans generally consist of a smaller number of larger loans, as thirteen loans have balances greater than $1 million and the average balance approximates $0.6 million. The six largest renegotiated loans with balances greater than $2 million aggregated $25.5 million, or over half of the total. Six renegotiated loans with aggregate balances of $0.5 million were past due 30 days or more at December 31, 2010. Geographically, $30 million or 84% of total renegotiated loans are in the central and southwest Ohio markets.

New policies adopted in December 2008 that were aimed at reducing foreclosures resulted in an increase in renegotiated residential real estate loans at December 31, 2009. Renegotiated loans in this category of the portfolio were up $0.6 million, or 22% in 2010 as new inflows exceeded loans returning to their original terms or exiting the portfolio when borrowers were able to sell their residence and pay off the loan. Most renegotiated residential real estate loans continue to pay in accordance with their modified terms and none were past due 30 days or more at December 31, 2010.

Other Real Estate and Repossessed Collateral—Other real estate primarily consists of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residences of bank employees purchased to facilitate the relocation of those employees within the bank. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans. The bank seeks to minimize the period for which it holds other real estate and repossessed collateral while also attempting to obtain a fair value from the disposition of those assets. Therefore, the sale price of these assets is dependent on current market conditions that affect the value of real estate and used automobiles or other collateral. Other real estate and repossessed collateral decreased $0.6 million or 7% between December 31, 2009 and December 31, 2010. The largest property in this category was secured by a hotel in Columbus, Ohio, carried at $0.9 million as of December 31, 2010. Losses on this property exclusive of ongoing operating expenses, totaling $3.1 million in 2010, were recognized in non-interest income as losses on other real estate owned.

Other Impaired Loans—Other impaired loans consist of loans that are internally risk graded as substandard that continue to accrue interest, are not renegotiated and are not fully secured by the value of the collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans include loans for which a specific reserve is established and acquired loans for which a credit valuation adjustment was recorded at the time of acquisition. Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current. Table 23 summarizes other impaired loans which decreased $0.2 million or 2% between December 31, 2009 and December 31, 2010.

TABLE 23. OTHER IMPAIRED LOANS

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Commercial real estate—land and construction	$3,867	$—	$—	$—	$—
Commercial real estate—other	5,925	13,362	9,860	10,887	1,832
Commercial and industrial	3,356	—	1,342	1,951	1,160

Total other impaired loans	$13,148	$13,362	$11,202	$12,838	$2,992

Non-Performing Asset and Impaired Loan Activity—Net changes in non-performing assets and impaired loans between December 31, 2009 and 2010 are discussed in the preceding paragraphs. However, the net changes in period ending balances were impacted by significant activity that increased or decreased each category throughout the year which is summarized in Table 24. Economic conditions caused more loans to be placed on non-accrual, renegotiated or otherwise deemed impaired and also contributed to increased foreclosures in 2010.

Foreclosure activity that resulted in additions to other real estate decreased minimally in 2010 compared to 2009 as commercial and residential real estate defaults remained at historically high levels. Charge-downs of other real estate in 2010 include $3.1 million attributable to one hotel property that was foreclosed in the previous year. Despite high unemployment, repossessions of other collateral which primarily consists of automobiles that secure consumer loans decreased 41% in 2010 compared to 2009. Net gains or losses on the disposition of other real estate and repossessed assets are credited or charged to earnings and approximated $1.1 million of net loss in 2010 compared to $0.6 million of net loss in 2009.

TABLE 24. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

	Year Ended December 31, 2010
(in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets
Balance, December 31, 2009	$65,273	$14,988	$13,362	$8,691
Activity during the year:
Additions, including transfers from other categories	47,122	40,428	25,680	—
Real estate foreclosures or deeds in lieu of foreclosure	—	—	—	8,046
Repossessions of other collateral	—	—	—	3,969
Loans returned to accruing or no longer impaired	(2,363)	(58)	(9,309)	—
Net proceeds from loan sales	(4,599)	—	(448)	—
Other reductions, including transfers to other categories	(8,853)	(3,685)	(8,801)	—
Charge-offs or charge-downs	(31,519)	(1,591)	(4,222)	(3,827)
Other real estate sold	—	—	—	(4,868)
Repossessed assets sold	—	—	—	(4,105)
Principal payments and other changes, net	(16,241)	(2,599)	(3,114)	163

Balance, December 31, 2010	$48,820	$47,483	$13,148	$8,069

Composition of Adversely Classified Assets—Table 25 summarizes the composition of non-performing and impaired assets according to CRE property type, C&I industry sector or consumer purpose as of

December 31, 2010. The percentage of category column represents the total of these assets to their respective loan totals plus other real estate and repossessed assets. These percentages are not necessarily indicative of the best and worst performing categories of the portfolio as they can be impacted by a single large loan as well as the relative size of any category in relation to the total portfolio. The categories of the portfolio with the highest risk profile in terms of dollar amount and percentage of category at December 31, 2010 are construction and development, 1-to-4 family residential rental properties and investor owned office buildings. The composition of these categories in the aggregate also reflects the broad impact of the recession on all sectors of the economy.

TABLE 25. COMPOSITION OF NON-PERFORMING AND IMPAIRED ASSETS

	December 31, 2010
(dollars in thousands)	Non- Accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets	Total	% of Category
Commercial real estate:
Construction and development:
Land and land development	$2,401	$8,458	$2,845	$150	$13,854	17.93%
Residential development	1,990	2,306	1,022	33	5,351	16.19%
Commercial investment property:
Multi family apartments	2,513	1,128	—	156	3,797	1.88%
1-to-4 family rentals	7,909	3,888	—	454	12,251	9.41%
Shopping centers and retail stores	363	1,750	1,565	139	3,817	2.80%
Office buildings	1,284	15,233	—	1,128	17,645	13.75%
Industrial buildings and warehouses	—	—	941	—	941	4.22%
Hotels and motels	1,946	—	—	900	2,846	2.14%
Special use facilities	1,207	—	—	20	1,227	1.29%
Mixed or multiple use facilities	568	2,136	—	—	2,704	2.63%
General use facilities	334	962	—	353	1,649	3.50%
Owner-occupied commercial property:
Retail stores	1,268	—	1,099	890	3,257	6.43%
Office buildings	106	—	—	—	106	0.15%
Industrial buildings and warehouses	154	4,721	—	220	5,095	6.41%
Special use facilities	3,722	2,888	—	25	6,635	2.19%
Mixed or multiple use facilities	319	—	—	34	353	0.79%
General use facilities	3,140	416	2,320	875	6,751	11.93%

Total commercial real estate	29,224	43,886	9,792	5,377	88,279	5.02%

Commercial and industrial:
Construction and contracting	1,265	16	—	—	1,281	2.91%
Manufacturing	1,540	—	—	—	1,540	5.76%
Other retail sales	929	—	1,105	—	2,034	7.53%
Transportation and warehousing	347	—	—	—	347	2.33%
Finance and insurance	865	—	—	—	865	10.90%
Real estate services	345	—	—	—	345	1.93%
Equipment leasing	319	—	—	—	319	3.51%
Personal and professional services	1,092	—	—	—	1,092	1.91%
Physicians and healthcare	368	—	—	—	368	1.08%
Restaurants and lodging	447	57	—	—	504	3.61%
Wholesale and distribution	—	—	2,251	—	2,251	12.41%
Unclassified and other industries	416	—	—	—	416	0.29%

Total commercial and industrial	7,933	73	3,356	—	11,362	2.52%

Owner occupied residential real estate	11,443	3,443	—	2,347	17,233	2.01%
Consumer loans / repossessed assets	220	81	—	345	646	0.25%

Total	$48,820	$47,483	$13,148	$8,069	$117,520	3.56%

Past Due Loans—Loans that are past due and continuing to accrue interest and are not renegotiated are considered under-performing but have not yet progressed to the point where they are considered non-performing or impaired. Certain loans that are past due 90 days or more continue to accrue interest because they are deemed to be well secured and in the process of collection. These loans may migrate to non-accrual status if they are not brought current or below 90 days past due within a reasonable period of time. Earlier stage delinquency consists of loans that are between 30 and 89 days past due and require routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are not successful. Table 26 summarizes loans that are contractually past due 30 days or more for all categories of the loan portfolio.

TABLE 26. PAST DUE AND ACCRUING LOANS

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
90 Days or More:
Commercial real estate:
Land and construction	$277	0.18%	$76	0.03%	$555	0.24%	$1,435	0.54%	$512	0.23%
Other	692	0.04%	1,427	0.09%	2,396	0.16%	2,961	0.21%	2,185	0.23%
Commercial and industrial	95	0.02%	17	0.00%	2,951	0.58%	1,098	0.22%	693	0.17%
Residential real estate	4,535	0.75%	2,655	0.37%	10,799	1.26%	4,393	0.45%	1,951	0.22%
Home equity	1,126	0.45%	274	0.11%	966	0.44%	835	0.43%	579	0.36%
Consumer	958	0.37%	826	0.28%	1,143	0.36%	804	0.22%	568	0.21%

Total portfolio loans	7,683	0.23%	5,275	0.15%	18,810	0.52%	11,526	0.31%	6,488	0.22%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total loans	$7,683	0.23%	$5,275	0.15%	$18,810	0.52%	$11,526	0.31%	$6,488	0.22%

30 to 89 Days:
Commercial real estate:
Land and construction	$252	0.16%	$828	0.33%	$572	0.25%	$2,654	1.00%	$1,328	0.60%
Other	4,717	0.29%	4,224	0.28%	14,020	0.95%	12,909	0.91%	5,529	0.59%
Commercial and industrial	4,163	0.94%	1,982	0.44%	3,485	0.68%	6,200	1.23%	1,544	0.38%
Residential real estate	7,367	1.21%	8,865	1.25%	8,457	0.99%	8,420	0.86%	5,362	0.60%
Home equity	2,255	0.90%	2,562	1.07%	1,903	0.88%	1,638	0.85%	1,400	0.87%
Consumer	6,020	2.31%	6,935	2.38%	7,169	0.24%	7,859	2.16%	5,992	2.18%

Total portfolio loans	24,774	0.75%	25,396	0.73%	35,606	0.99%	39,680	1.07%	21,155	0.73%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total loans	$24,774	0.75%	$25,396	0.73%	$35,606	0.99%	$39,680	1.07%	$21,155	0.73%

Loans past due 90 days or more increased $2.4 million or 46% from December 31, 2009 to December 31, 2010 primarily due to an increase in residential real estate and home equity loans offset by a decrease in CRE loans. However, loans past due 90 days or more continue to represent a very small percentage of total loans. Loans past due 30 to 89 days decreased $0.6 million or 2% from December 31, 2009 to December 31, 2010 as a result of a continued focus on controlling early stage delinquency. C&I is the only category that experienced a significant increase in 30 to 89 days past due loans as a result of a first time delinquency of one loan with a balance of $1.8 million. Management believes that loans past due 30 to 89 days represent an acceptable percentage of total loans.

Criticized and Classified Loans—As previously stated the bank uses a system of loan classification by internally assigned risk grades to monitor the credit quality of CRE and C&I loans. The bank’s criticized and classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that expose the bank to the highest levels of risk. All CRE and C&I loans are graded including loans that are also reported as non-performing, impaired or past due in the preceding sections of this MD&A. Non-performing and other impaired loans are generally classified as substandard or doubtful while past due loans may not yet be criticized or classified depending on the severity and frequency of delinquency and other factors that are considered to determine the appropriate grade. Table 27 summarizes criticized and classified CRE and C&I loans.

TABLE 27. CRITICIZED AND CLASSIFIED COMMERCIAL LOANS

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Land and construction:
Criticized—marginal	$26,411	17.1%	$45,835	18.0%	$14,334	6.2%	$10,413	3.9%	$4,589	2.1%
Classified—substandard	23,833	15.4%	15,099	5.9%	9,433	4.1%	5,688	2.1%	2,644	1.2%
Classified—doubtful	—	0.0%	—	0.0%	—	0.0%	—	0.0%	1,008	0.5%
Other commercial real estate:
Criticized—marginal	136,677	8.5%	139,692	9.2%	83,255	5.7%	74,891	5.3%	56,869	6.0%
Classified—substandard	91,962	5.7%	72,430	4.7%	48,374	3.3%	28,980	2.0%	22,114	2.3%
Classified—doubtful	—	0.0%		0.0%	441	0.0%	—	0.0%	171	0.0%
Commercial and industrial:
Criticized—marginal	16,817	4.1%	20,772	4.6%	16,868	3.3%	13,765	2.7%	16,572	4.0%
Classified—substandard	24,516	5.9%	28,571	6.3%	14,774	2.9%	19,119	3.8%	15,799	3.9%
Classified—doubtful	—	0.0%	—	0.0%	381	0.1%	17	0.0%	247	0.1%

The increase in criticized and classified CRE loans that began in 2008, due to the overall weakness in the economy, continued through the end of 2010 but with modest improvement in certain categories. Criticized land and construction loans decreased $19.4 million or 42% from December 31, 2009 to December 31, 2010 while classified land and construction loans increased $8.7 million or 58%. The overall net reduction in criticized and classified land and construction loans was due to the bank working out of a number of existing projects and curtailing new construction and development lending. One land development loan that was downgraded during the year represents $6.3 million of the decrease in criticized and most of the increase in classified land and construction loans. Other classified CRE loans increased $19.5 million or 27% from December 31, 2009 to December 31, 2010 as higher investment property vacancies and a decline in the revenue and earnings of many owner-occupied industry sectors significantly impacted the risk profile of other CRE loans. Conversely, criticized and classified C&I loans decreased $8.0 million or 16%, approximately half of which was the result of loans that were upgraded due to improvement in their risk profile with the remainder attributable to the bank exiting certain loans from the portfolio during the year.

The amount reported as classified in Table 27 includes loans that may also be reported as non-performing or impaired; however, loans that are reported as criticized generally are not also reported as non-performing or impaired unless the loan has been renegotiated. Approximately $19 million or 80% of classified CRE land and construction loans, $60 million or 65% of classified other CRE loans, and $8 million or 32% of classified C&I loans are reported as non-performing or impaired at December 31, 2010 compared to $7 million or 49% of classified CRE land and construction loans, $56 million or 77% of classified other CRE loans, and $13 million or 47% of classified C&I loans at December 31, 2009. Approximately $4 million of criticized other CRE loans is reported as non-performing as of December 31, 2009 and 2010, which represents one loan that is also reported as renegotiated.

TABLE 28. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Balance at beginning of year:
Allowance for loan losses	$61,160	$49,803	$38,543	$31,979	$30,957
Allowance for loan commitments	195	368	249	—	—

Total beginning balance	61,355	50,171	38,792	31,979	30,957

Allowance for loan losses of acquired banks	—	—	—	6,405	—
Provision for credit losses:
Provision for loan losses	43,369	50,545	32,530	8,267	8,739
Provision for loan commitments	1,209	(173)	119	249

Total provision for credit losses	44,578	50,372	32,649	8,516	8,739

Charge-offs:
Commercial real estate—land and construction	3,630	3,809	271	23	155
Commercial real estate—other	22,542	12,836	9,947	2,238	1,092
Commercial and industrial	8,588	13,184	4,088	1,900	4,163
Residential real estate	4,952	2,874	1,748	499	313
Home equity	780	1,056	927	483	128
Consumer	4,909	6,206	6,559	3,975	3,822

Total loan charge-offs	45,401	39,965	23,540	9,118	9,673
Deposit account overdrafts	966	1,120	1,491	955	1,024

Total loan and deposit account overdraft charge-offs	46,367	41,085	25,031	10,073	10,697

Recoveries:
Commercial real estate—land and construction	57	—	—	17	—
Commercial real estate—other	780	242	518	238	55
Commercial and industrial	512	206	1,315	214	1,145
Residential real estate	111	102	62	35	136
Home equity	57	33	45	1	—
Consumer	1,076	978	1,200	1,223	1,484

Total loan recoveries	2,593	1,561	3,140	1,728	2,820
Deposit account overdrafts	296	336	621	237	160

Total loan and deposit account overdraft recoveries	2,889	1,897	3,761	1,965	2,980

Net loan and deposit account overdraft charge-offs	43,478	39,188	21,270	8,108	7,717

Balance at end of year:
Allowance for loan losses	61,051	61,160	49,803	38,543	31,979
Allowance for loan commitments	1,404	195	368	249	—

Total ending balance	$62,455	$61,355	$50,171	$38,792	$31,979

Total charge-offs increased $5.3 million or 13% while total recoveries increased $1.0 million or 52%, resulting in a $4.3 million or 11% increase in net charge-offs for 2010 compared to 2009.

Net charge-offs of CRE land and construction loans increased $0.2 million or 6% due to continued weakness in construction and development throughout 2009 and 2010. Net charge-offs of other CRE loans increased $9.2 million or 73% due primarily to declining property values that impacted the proceeds received from liquidation of a number of properties during the year. CRE charge-offs in 2010 included $11.7 million of charges recognized upon the sale of loans with a net recorded investment of $15.7 million. Approximately 80%

of CRE charge-offs came from loans in the central and western Ohio where property values have experienced the most significant declines and another 13% of the total came from the western Pennsylvania market. Multi-family apartment and office buildings represented 20% and 16% of total CRE charge-offs in 2010.

Net charge-offs of C&I loans decreased $4.9 million or 38%, however C&I net charge-offs in 2009 included two losses attributable to borrower fraud that totaled $7.1 million. Excluding fraud losses from the prior year, C&I net charge-offs increased $2.2 million or 37% as the prolonged recession resulted in an increase in the number of small business failures during the year. C&I charge-offs in 2010 included $2.0 million of charges recognized upon the sale of loans with a net recorded investment of $3.0 million. No single industry sector represented more than 25% of C&I charge-offs in 2010.

Net charge-offs of residential real estate loans increased $2.1 million or 75% primarily due to increased unemployment and declining real estate values in the Ohio markets. However, net charge-offs of home equity lines of credit, which historically have represented a relatively insignificant percentage of total net charge-offs decreased $0.3 million or 29%. Approximately 65% of residential real estate loan charge-offs came from loans in the central and western Ohio market and was also impacted by losses on certain 1-to-4 family rental properties included in the residential real estate totals.

Net charge-offs of consumer loans decreased $1.4 million or 27% despite high unemployment in most of the bank’s markets and a challenging economic environment for many consumers. Consumer losses were not attributable to any single market but recreational vehicle loans represented 32% of total consumer charge-offs in 2010 compared to 25% in 2009. Losses on unsecured loans represent another 21% and 24% of total consumer charge-offs in 2010 and 2009, respectively.

Net charge-offs of deposit account overdrafts decreased 15% as a result of stricter qualifying criteria for pre-authorized overdraft protection.

Table 29 summarizes net charge-offs as a percentage of average total loans for each category of the loan portfolio as well as selected other relationships of the allowance and provision for credit losses to total loans and other specified categories of loans.

TABLE 29. NET CHARGE-OFF AND SELECTED RATIOS

	December 31,
	2010		2009		2008		2007		2006
Net charge-offs as a percentage of average loans:
Commercial real estate—land and construction	1.75%		1.59%		0.11%		0.00%		0.07%
Commercial real estate—other	1.40%		0.94%		0.58%		0.17%		0.10%
Commercial and industrial	1.83%		2.68%		0.53%		0.42%		0.74%
Residential real estate	0.73%		0.35%		0.19%		0.05%		0.02%
Home equity	0.30%		0.45%		0.43%		0.31%		0.08%
Consumer	1.38%		1.73%		1.57%		0.97%		0.85%

Total net loan charge-offs	1.28%		1.08%		0.56%		0.28%		0.23%

Allowance for loan losses as a percentage of total loans	1.86%		1.76%		1.38%		1.03%		1.10%
Allowance for loan losses to non-accrual loans	1.25	x	0.94	x	1.57	x	1.94	x	1.98	x
Allowance for loan losses to total non-performing loans	0.63	x	0.76	x	1.37	x	1.94	x	1.98	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.59	x	0.72	x	0.90	x	1.23	x	1.41	x

Provision for loan losses as a percentage of net loan charge-offs	102.5%		128.5%		153.5%		102.0%		113.2%

The allowance for credit losses consists of a general allowance and specific reserves for certain impaired credits. The bank uses the most recent 12 month historical net loss rate by risk grade for CRE and C&I loans and for the total of the other categories of the portfolio as a base loss rate for the general allowance. The base loss rate is adjusted for the impact of qualitative factors, or judgmental factors which in the opinion of management are appropriate to accurately reflect probable loss in each category. Qualitative factors include changing economic conditions, delinquency and non-performing loan trends, changes in lending policies and credit standards, concentrations of credit exposure if any, the results of regulatory examinations and internal loan reviews, and other external factors. Table 30 summarizes each of these components of the allowance for credit losses.

TABLE 30. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2010	2009	2008	2007	2006
General allowance:
Based on historical loss experience	$42,133	$40,862	$28,853	$24,502	$19,911
Based on qualitative/judgemental factors	8,488	12,289	15,837	12,488	10,794
Specific reserves	10,430	8,009	5,113	1,553	1,274

Total allowance for loan losses	61,051	61,160	49,803	38,543	31,979
Allowance for loan commitments	1,404	195	368	249	—

Total allowances for credit losses	$62,455	$61,355	$50,171	$38,792	$31,979

The allowance for credit losses increased $1.1 million or 2% from December 31, 2009 to December 31, 2010, although the allowance for loan losses was relatively flat year-over-year. The amount of the general allowance for loan losses attributable to historical loss experience increased $1.3 million as a result of higher net charge-offs in most categories of the portfolio for the 12 months ended December 31, 2010. However, this increase was offset by a reduction in qualitative and judgmental factors and resulted in a net decrease of $2.5 million in the total general allowance. Specific reserves increased $2.4 million primarily due to lower current appraised values on non-performing and other impaired CRE and C&I loans. The increase in specific reserves is primarily attributable to an increase in renegotiated and other impaired loans. As historical loss rates and specific reserves increased, management’s estimates of additional losses based on qualitative and judgmental factors were no longer considered appropriate.

The economic downturn and ensuing recession that began in 2007 together with increased levels of non-performing and criticized and classified loans and other changes in the portfolio caused management to increase the allowance beginning in 2007. As a result, more of the general allowance was attributed to qualitative factors in prior years. Management’s estimates of probable losses in prior years has been corroborated by the higher level of net charge-offs in the current period. The decrease in the amount of the general allowance attributable to qualitative factors at December 31, 2010 is due to management’s perception that historical loss rates have most likely peaked and may stabilize or begin to decline in 2011. Therefore, the most recent trailing 12 month historical loss rate is considered to be more indicative of probable loss in the portfolio at December 31, 2010 and does not warrant increases in the qualitative factors. However, a reversal of recent positive economic indicators that the recession has ended could result in a different assessment of probable loss in future periods.

The allowance for loan commitments increased $1.2 million from December 31, 2009 to December 31, 2010 primarily as a result of an approved commitment to extend an additional $1 million to finance tenant improvements to a property that secures a CRE loan that is already reported as impaired at December 31, 2010. The additional loan will improve the borrower’s repayment capacity but will not result in an immediate corresponding increase in the market value of the property. Therefore, the entire amount of this commitment was reserved at December 31, 2010 but will transfer to the allowance for loan losses as a specific reserve when the loan is funded in 2011.

The allocation of the allowance for credit losses to each category of the loan portfolio is summarized in Table 31.

TABLE 31. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Allowance for loan losses:
Commercial real estate:
Land and construction	$4,701	8%	$4,387	7%	$4,790	9%	$2,386	6%	$2,263	7%
Other	30,836	49%	28,267	46%	19,933	40%	14,848	38%	11,653	36%
Commercial and industrial	10,793	17%	13,659	22%	13,392	27%	12,618	33%	11,728	37%
Residential real estate	5,950	10%	4,919	8%	3,304	7%	2,281	6%	1,258	4%
Home equity	2,073	3%	2,309	4%	1,371	3%	700	2%	400	1%
Consumer	5,641	9%	6,649	11%	5,863	12%	4,968	13%	3,773	12%
Deposit account overdrafts	1,057	2%	970	2%	1,150	2%	742	2%	904	3%

Total allowance for loan losses	61,051	98%	61,160	100%	49,803	99%	38,543	100%	31,979	100%

Allowance for loan commitments:
Commercial real estate:
Land and construction	$1,037	2%	$21	0%	$22	0%	$32	0%	$—	0%
Other	285	0%	17	0%	11	0%	26	0%	—	0%
Commercial and industrial	65	0%	138	0%	323	1%	183	0%	—	0%
Residential real estate	1	0%	—	0%	—	0%	—	0%	—	0%
Home equity	14	0%	16	0%	10	0%	6	0%	—	0%
Consumer	2	0%	3	0%	2	0%	2	0%	—	0%

Total allowance for loan commitments	1,404	2%	195	0%	368	1%	249	0%	—	0%

Total allowance for credit losses	$62,455	100%	$61,355	100%	$50,171	100%	$38,792	100%	$31,979	100%

Changes in the allowance for loan losses for all categories of the loan portfolio reflect the net effect of changes in historical net loss rates by risk grade for CRE and C&I loans and for the total of other categories, changes in loan balances for each category or by risk grade, the level of non-performing and other impaired loans, and management’s judgment with respect to economic and other relevant factors.

The allowance for CRE land and construction and other CRE loans increased due to higher net charge-offs, increases in specific reserves on non-performing and other impaired loans, and the impact of declining property values. The allowance for C&I loans decreased primarily due to a net decrease in total C&I loans and the impact of fraud losses incurred in 2009 no longer being includable in the trailing 12 month base historical loss rate for desirable and acceptable risk grade loans. The fraud losses impacted the loss rate on desirable and acceptable risk graded loans because the loans were included in those grades prior to the loss being incurred. The allowance for residential real estate loans increased due to higher net charge-offs, declining property values and high unemployment in the bank’s markets which more than offset the impact of the significant decrease in residential real estate loans. The allowance for home equity lines of credit decreased consistent with lower net charge-offs which was partially offset by growth in this category of the portfolio and the unemployment and declining property value factors. The allowance for consumer loans decreased consistent with the decreases in consumer loan balances and net charge-offs despite higher unemployment. The allowance for deposit account overdrafts increased despite lower net charge-offs due to the high unemployment factor.

The most significant change in the allowance for loan commitments is attributable to the previously described commitment to extend additional credit against property that secures an already impaired loan.

Table 32 summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio.

TABLE 32. RECONCILIATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CATEGORY

	For the year ended December 31, 2010
(in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Other	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft
Balance at beginning of year:
Allowance for loan losses	$4,387	$28,267	$13,659	$4,919	$2,309	$6,649	$970
Allowance for loan commitments	21	17	138	—	16	3	—

Total beginning balance	4,408	28,284	13,797	4,919	2,325	6,652	970

Provision for credit losses	4,903	24,599	5,137	5,873	485	2,824	757
Charge-offs	(3,630)	(22,542)	(8,588)	(4,952)	(780)	(4,909)	(966)
Recoveries	57	780	512	111	57	1,076	296

Net charge-offs	(3,573)	(21,762)	(8,076)	(4,841)	(723)	(3,833)	(670)

Balance at end of year:
Allowance for loan losses	4,701	30,836	10,793	5,950	2,073	5,641	1,057
Allowance for loan commitments	1,037	285	65	1	14	2	—

Total ending balance	$5,738	$31,121	$10,858	$5,951	$2,087	$5,643	$1,057

Although the allowance for credit losses is allocated as described in Tables 31 and 32, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2010.

TABLE 33. DEPOSITS

	December 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Deposits
Non-interest bearing demand	$591,052	$545,019	$46,033	8.4%
Interest bearing demand	481,129	450,697	30,432	6.8%
Money market	854,836	714,926	139,910	19.6%
Savings deposits	530,701	486,055	44,646	9.2%
Certificates of deposit	1,714,705	1,777,536	(62,831)	(3.5)%

Total deposits	$4,172,423	$3,974,233	$198,190	5.0%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania. The FDIC insures all deposits up to $250,000 and insures all deposits held in non-interest bearing transaction accounts until December 31, 2012.

Total deposits increased by $198.2 million or 5.0% in 2010 primarily due to a 19.6% increase in money market deposits along with smaller increases in non-interest bearing demand, interest bearing demand and savings deposits of 8.4%, 6.8% and 9.2%, respectively. These increases were due to continued efforts to obtain more account relationships, while continuing to lower rates on interest bearing accounts.

Certificates of deposit decreased by 3.5% during 2010 due primarily to the effects of an overall corporate strategy designed to increase and remix overall retail deposit relationships with a focus on overall products that can be offered at a lower cost to the bank. The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $246.3 million in total outstanding balances at December 31, 2010 of which $171.6 million represented one way buys, as compared to $134.2 million in total outstanding balances at December 31, 2009, as WesBanco attempts to lengthen certificate of deposit maturities to reduce sensitivity to future rising interest rates. Certificates of Deposit of $250,000 or more were approximately $186.5 million at December 31, 2010 as compared to $171.0 million at December 31, 2009. Certificates of deposit of $100,000 or more were approximately $791.7 million at December 31, 2010 as compared to $648.6 million at December 31, 2009, while certificates of deposit totaling approximately $831.4 million at December 31, 2010 with a cost of 1.30% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 34. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Maturity:
Under three months	$143,178	$213,880	$(70,702)	(33.1)%
Three to six months	91,719	110,490	(18,771)	(17.0)%
Seven to twelve months	100,347	92,753	7,594	8.2%
Over twelve months	456,488	231,514	224,974	97.2%

Total certificates of deposit of $100,000 or more	$791,732	$648,637	$143,095	22.1%

Interest expense on certificates of deposit of $100,000 or more totaled approximately $15.2 million, $20.3 million and $22.6 million in 2010, 2009 and 2008, respectively.

WesBanco participated in the Federal Deposit Insurance Corporation (FDIC) Transactional Account Guarantee Program, which provided FDIC guarantees on deposits up to $250,000 and on all balances of non-interest bearing and interest bearing demand deposits paying interest of less than 50 basis points through June 30, 2010 and 25 basis points thereafter through December 31, 2010. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) permanently raised the FDIC insurance coverage limit to $250,000. In addition, Dodd-Frank provided for temporary unlimited FDIC insurance for all deposits held in non-interest bearing transaction accounts beginning December 31, 2010 and continuing through December 31, 2012.

TABLE 35. BORROWINGS

	December 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Federal Home Loan Bank Borrowings	$253,606	$496,393	$(242,787)	(48.9)%
Other short-term borrowings	187,385	188,522	(1,137)	(0.6)%
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,034	111,176	(5,142)	(4.6)%

Total	$547,025	$796,091	$(249,066)	(31.3)%

Borrowings are a less significant source of funding for WesBanco and in the current yield environment certain borrowings may be more expensive than other available funding sources including deposits. WesBanco has reduced FHLB and other short-term borrowings, including federal funds purchased, utilizing funds provided by an increase in deposits and a reduction in loans as part of a strategy to de-leverage the balance sheet and improve the net interest margin. During the 2010 year, FHLB borrowings decreased $242.8 million or 48.9% from December 31, 2009. Other short-term borrowings decreased by $1.1 million or 0.6% from December 31, 2009 and junior subordinated debt declined $5.1 million primarily from the redemption of a $5.0 million trust preferred security in the third quarter of 2010.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending and securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $28.0 million at December 31, 2010, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2010 and 2009 was estimated to be approximately $1.0 billion and $914.6 million, respectively.

At December 31, 2010, WesBanco had $253.6 million in outstanding FHLB borrowings with a weighted-average interest rate of 3.64%, compared to $496.4 million of FHLB borrowings at December 31, 2009 with a weighted-average interest rate of 3.84%. FHLB borrowings have maturities ranging from the years 2011 to 2030.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $253.6 million outstanding at December 31, 2010, $111.1 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer. Please refer to Note 10, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $187.4 million at December 31, 2010 compared to $188.5 million at December 31, 2009. The decreases in these borrowings have occurred primarily as a result of a $5.0 million decrease in federal funds purchased and a $0.3 million decrease in treasury tax and loan notes which were partially offset by a $4.1 million increase in securities sold under agreements to repurchase. WesBanco also has a revolving line of credit, which is a senior obligation of the parent company and was renewed with a correspondent bank effective on August 2, 2010. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million. The revolving line of credit also requires WesBanco to maintain at all times a consolidated non-performing asset to primary capital ratio of not greater than 35%, net income of not less than $1.00 for each period of two consecutive fiscal quarters and for each year end, and to maintain at all times on a consolidated basis and for the Bank a “Well Capitalized” status as defined by the regulations of the respective primary regulator. WesBanco was in compliance with all terms and conditions. There were no outstanding balances as of December 31, 2010 or December 31, 2009.

During 2010, junior subordinated debt owed to unconsolidated subsidiary trusts decreased $5.1 million or 4.6% from December 31, 2009. The decrease is primarily a result of WesBanco’s redemption on September 8, 2010 of the trust preferred securities issued by Oak Hill Capital Trust I in March 2000. The trust preferred securities were redeemed in full at a redemption price of 105.4% of principal plus accrued interest. The aggregate redemption price, excluding accrued interest, totaled approximately $5.3 million. Please refer to Note 11, “Other Short-Term Borrowings,” and Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts,” of the Consolidated Financial Statements for additional information.

TABLE 36. CONTRACTUAL OBLIGATIONS

		December 31, 2010
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$2,457,718	$—	$—	$—	$2,457,718
Certificates of deposit	9	831,566	558,369	316,470	8,300	1,714,705
Federal Home Loan Bank borrowings	10	84,217	127,099	17,216	25,074	253,606
Other short term borrowings	11	187,385	—	—	—	187,385
Future benefit payments under pension plans (1)	13	2,433	5,425	6,308	159,168	173,334
Junior subordinated debt owed to unconsolidated subsidiary trusts	12	—	—	—	106,034	106,034
Director and executive officer retirement plans, deferred bonuses and severance agreements (1)	N/A	302	743	665	3,722	5,432
Non-compete and consulting agreements (1)	N/A	124	100	100	50	374
Naming rights agreement & other marketing (1)	N/A	688	250	—	—	938
Limited partnership funding commitments	N/A	461	505	121	48	1,135
Software licenses and maintenance (1)	N/A	1,215	2,085	2,085	3,301	8,686
Leases (1)	6	1,911	2,613	1,785	6,650	12,959

Total		$3,568,020	$697,189	$344,750	$312,347	$4,922,306

(1)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.

Significant fixed and determinable contractual obligations as of December 31, 2010 are presented in the table above by due date. The amounts shown do not include accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

Shareholders’ equity increased to $606.9 million at December 31, 2010 from $588.7 million at December 31, 2009. The increase was due primarily to net earnings available to common shareholders of $35.6 million, which was partially offset by the declaration of dividends to common shareholders of $14.9 million coupled with a $2.8 million other comprehensive loss.

For 2010, common dividends decreased to $0.56 per share, or 33.0% on an annualized basis, compared to $0.84 per share in 2009. The decrease is a result of a 50% reduction in the quarterly dividend beginning in the third quarter of 2009 to address the impact of the recession on earnings and to increase capital internally by reducing the payout ratio. The common dividend per share payout ratio decreased from 120.0% in 2009 to 41.8% in 2010, which is primarily attributable to the dividend rate reduction coupled with increased earnings year-over-year. A board-approved policy modified in 2009 generally targets dividends as a percent of net income in a range of 50% to 70%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. On February 24, 2011, WesBanco declared a first quarter 2011 dividend of $0.15 per common share which represents a 7% increase in the quarterly dividend compared to the fourth quarter of 2010.

In March 2007 WesBanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. WesBanco did not purchase any shares during 2010. At December 31, 2010, 584,325 shares of WesBanco common stock remained authorized to be purchased under the current one million share repurchase plan.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1, Total Capital and Leverage ratios above minimum regulatory levels. WesBanco Bank paid $33.5 million in dividends to WesBanco, Inc. during 2010. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. Based on the consistency of WesBanco Bank’s earnings trend and its status as a “well capitalized” institution, there is no expectation that a request for future dividends in excess of limitations based on WesBanco Bank’s earnings, if requested, would not be approved by the FDIC, the bank’s primary regulator. In July 2009, WesBanco requested and received regulatory approval for a dividend of $60 million that was in excess of the net profits limitation of WesBanco Bank.

WesBanco currently has $106.0 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling

$103.0 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 Capital until they mature, although it is possible that implementing regulations for the Basel III Capital Standards will require bank holding companies, including WesBanco, to exclude or phase-out these securities from regulatory capital calculations, no matter the size of the bank holding company.

Please refer to Note 22, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements. Also refer to Item 1 “Business” within this Annual Report on Form 10-K for more information on the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III Capital Standards.

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

Securities are the principal source of short-term liquidity for WesBanco. Securities totaled $1.4 billion at December 31, 2010, of which $957.5 million were classified as available-for-sale, including net unrealized pretax gains of $7.8 million. The remaining securities were classified as held-to-maturity. At December 31, 2010, WesBanco has approximately $26.2 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $401.8 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $165.8 million based on current prepayment speeds, from loans held for sale totaling $10.8 million, from accruing loans scheduled to mature within the next year of $491.6 million and from normal monthly loan repayments. At December 31, 2010, WesBanco had $79.1 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity. Sources of liquidity within the next year listed above approximate $1,175.3 million at December 31, 2010.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.2 billion at December 31, 2010. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $831.4 million at December 31, 2010 which includes jumbo regular certificates of deposit and jumbo CDARS© deposits totaling $228.6 million with a weighted-average cost of 1.33% and

$106.6 million with a cost of 1.06%, respectively. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2010 approximated $1.0 billion in excess of current outstandings, which has increased from December 31, 2009 due to scheduled maturities and payoffs of FHLB borrowings during 2010. At December 31, 2010, the Bank had unpledged available-for-sale securities with an amortized cost of $528.2 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2010, WesBanco had a BIC line of credit totaling $145.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million at December 31, 2010 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $187.4 million at December 31, 2010 primarily include callable repurchase agreements of $185.1 million and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2010. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance.

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

The principal sources of parent company liquidity are dividends from the Bank, $15.2 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2010. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2010, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $4.8 million from the Bank.

At December 31, 2010, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $648.8 million, compared to $710.9 million at December 31, 2009. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies recently issued guidance to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco recently completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2010 and that WesBanco’s current liquidity risk management policies and procedures adequately address the recently issued guidance.

COMPARISON OF 2009 VERSUS 2008

Net income available to common shareholders for 2009 was $18.7 million while diluted earnings per common share were $0.70, as compared to $37.8 million or $1.42 per common share for 2008. Net income for 2009 before preferred stock dividends and the third quarter amortization expense related to the TARP preferred stock repurchase was $23.9 million as compared to $38.1 million for 2008. Return on average assets was 0.43% for the year ended December 31, 2009, compared to 0.73% in 2008, and return on average equity was 3.73% for 2009, compared to 6.42% in 2008.

Net interest income decreased 1.3% in 2009 compared to 2008 due to a 32 basis point decrease in the net interest margin to 3.36% from 3.68% in 2008, primarily due to reinvesting proceeds from the branch deposit acquisition at the end of the first quarter of 2009, into lower yielding, short duration securities, reductions of interest income from increased non-performing loans and the continuation of the low interest environment. The lower margin was partially offset by an increase in average earning assets of 7.9%, also due to the branch acquisition. In addition to the increase in earning assets, the resulting increase in liquidity from the branch acquisition was utilized to fund reductions in higher cost borrowings and CDs as they matured in the last three quarters of 2009, improving the net interest margin. The margin also benefited from a 5.3% increase in average non-interest bearing deposit balances in 2009, the result of marketing campaigns focused on checking account products.

Interest income decreased 8.7% in 2009 due to a 96 basis point decrease in the average rate earned on total interest-earning assets to 5.36% as compared to 6.32% in the prior year. Rates decreased on all earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout 2009. The largest declines in rates were on taxable securities due to the branch acquisition and on loans due to the increase in non-performing loans in the first half of 2009 as compared to December 31, 2008. The lower rates were partially offset by a 7.9% increase in average earning assets due to increases in investments in securities using funds from the branch acquisition.

Interest expense decreased $22.2 million or 18.3% in 2009 as compared to 2008 primarily due to an 80 basis point decline in the average rates paid on deposits. The rate declines were partially offset by a 6.3% increase in average interest bearing balances primarily due to the branch acquisition. In addition, deposit levels unrelated to the acquisition were generally stable in 2009 through growth in competitively priced deposits in certain regions as a result of somewhat reduced competition as compared to prior periods, overall stock market volatility and an increase in the national personal savings rate. The increase in deposits from the branch acquisition and other sources caused a reduction in the loan to deposit ratio from approximately 103% at December 31, 2008 to 87% at December 31, 2009. All categories of interest bearing liabilities experienced declines in rates due to the lower interest rate environment, however the overall decline was principally due to a 111 basis point decline in CDs and a 70 basis point decline in MMDA. The decline in CD rates resulted from the Bank’s strategy of allowing certain high rate, single service CDs acquired in the branch acquisition to mature without renewal due to the current rate environment. In addition, management reduced certain interest rates on maturing CDs, MMDA and interest bearing demand deposit accounts in order to realize a lower cost of funds during a period of declining loan yields, while focusing marketing efforts on non-interest bearing demand deposits.

The provision for loan losses for the year ended December 31, 2009 increased $18 million or 55% to $50.5 million compared to $32.5 million for the year ended December 31, 2008. The provision for 2009 exceeded net charge-offs by approximately $11.4 million and increased the allowance for loan losses to 1.76% of total loans at December 31, 2009 compared to 1.38% at December 31, 2008. This increase in the provision and allowance for loan losses reflected current economic conditions and their overall adverse impact on credit risk in all categories of the loan portfolio, higher net charge-offs, elevated levels of non-performing loans, high unemployment in all WesBanco markets, and declining real estate values particularly in the Ohio metropolitan markets of Columbus, Dayton and Cincinnati.

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

Non-interest expense increased $7.0 million or 4.9% in 2009; however, expenses only increased $1.1 million or 0.8% excluding FDIC insurance and merger-related expenses. An increase in FDIC insurance of $8.1 million from 2008 results can be attributed to a $2.6 million special assessment in the second quarter of 2009, an increase in the FDIC base rate, usage of certain assessment credits recognized in prior periods and, to a lesser extent, the increase in deposits resulting from the branch acquisition. Efficiency improvements in 2009 resulting in lower expenses were achieved in salaries and wages as full-time equivalent employees decreased by 7.2%, in net occupancy and equipment, administrative fees, miscellaneous taxes, supplies and postage, for a total decrease of $4.7 million. However, employee benefits increased $4.0 million due to higher health care costs and higher pension expenses, which, combined with other smaller expense increases resulted in the increase in non-interest expense.

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

Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments resulting from fluctuations in interest rates and equity prices. Management considers interest rate risk to be WesBanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. The relative consistency of WesBanco’s net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities, or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2010 and December 31, 2009 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2010	December 31, 2009
+300	0.8%	(9.6)%	- 25%
+200	1.7%	(4.7)%	- 12.5%
+100	2.4%	(0.4)%	- 5%
-100	(2.9)%	(0.8)%	- 5%
-200	N/A	N/A	- 12.5%

As per the table above, the earnings simulation model at December 31, 2010 currently projects that net interest income for the next twelve month period would decrease by 2.9% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 0.8% for the same scenario as of December 31, 2009.

For rising rate scenarios, net interest income would increase by 2.4%, 1.7% and 0.8% if rates increased by 100, 200 and 300 basis points, respectively, as of December 31, 2010 as compared to a decrease of 0.4%, 4.7% and 9.6% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2009. In 2010, the balance sheet has become more asset sensitive as compared to prior periods, although it is still anticipated that in a rapidly rising rate environment, the increase in net interest income would be lower than in a slower, more gradual increasing rate environment. This is primarily due to an anticipation of slowing prepayment speeds and the extension risk associated with certain asset types, primarily residential mortgages and mortgage backed securities, having a greater impact in a 200 basis point and above rising rate environment, net of the impact of lagging deposit rates in rising interest rate environments. Of note, mortgage instruments, both loans and securities, generally exhibit a propensity to prepay at faster speeds during periods of decreasing rates, and at slower speeds when rates increase. A large percentage of our commercial loans written in the last two years in the low interest rate environment have had floor features. Variable rate commercial loans with rate floors approximated $830 million at December 31, 2010, with an average floor of 5.3%, which represented approximately 48% of variable rate commercial loans.

The decrease in liability sensitivity between December 31, 2009 and December 31, 2010 was a result of changes in balance sheet composition primarily as certain borrowings and short-term CD’s matured and were paid off during late 2009 and throughout 2010, as well as additional short-term cash generated from increasing deposits, primarily MMDA-type accounts. Such cash generated in 2010 has been used to pay down $243 million in FHLB maturing borrowings. Also, at the parent, a $5 million trust preferred security was paid off with available cash in September. While the Bank has been focused on reducing its funding costs, both in deposits and short-term borrowings in order to improve the net interest margin, a lengthening of maturity in certain CDARS®-type CDs also improved the former liability sensitivity position. Also, the continued reduction in fixed rate, longer-term residential mortgages, as the Bank sells most of its current fixed rate production into the secondary market, mitigates overall liability sensitivity. WesBanco’s ALCO expects, absent any other management actions, that its net interest margin may be slightly negatively impacted in coming quarters by maintaining greater Bank liquidity and reinvesting cash flows from loans and investments at lower rates, along with funding floors. Rate increases are not currently anticipated in the near term, and as noted above an extended period of lower rates would likely result in a lower net interest margin.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and will continue to utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities. Various derivative strategies may also be employed to enhance asset sensitivity in a rising rate environment, including loan level interest rate swaps for certain of our commercial loan customers, although such strategies would most likely result in a decrease to net interest income in the short term in order to improve net interest income in a longer term rising rate environment.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2010, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.3% over the next twelve months, compared to a 0.9% increase at December 31, 2009.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At December 31, 2010, the market value of equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 4.4% as compared to a decrease of 2.5% at December 31, 2009. In a 100 basis point falling rate environment, the model indicates a decrease of 4.1%, as compared to a decrease of 2.9% as of December 31, 2009. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier I capital leverage ratio is not forecasted to decrease below 5.0% as a result of the change.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control–Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2010, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Paul M. Limbert	/s/ Robert H. Young
Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of WesBanco, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Pittsburgh, Pennsylvania

March 1, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Pittsburgh, Pennsylvania

March 1, 2011

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2010	2009
ASSETS
Cash and due from banks, including interest bearing amounts of $21,894 and $10,813, respectively	$79,136	$82,867
Securities:
Available-for-sale, at fair value	957,481	1,261,804
Held-to-maturity (fair values of $465,902 and $1,443, respectively)	468,710	1,450

Total securities	1,426,191	1,263,254

Loans held for sale	10,800	9,441

Portfolio loans:
Commercial real estate	1,757,249	1,780,221
Commercial and industrial	412,726	451,688
Residential real estate	608,693	708,397
Home equity	249,423	239,784
Consumer	260,585	290,856

Total portfolio loans, net of unearned income	3,288,676	3,470,946
Allowance for loan losses	(61,051)	(61,160)

Net portfolio loans	3,227,625	3,409,786

Premises and equipment, net	85,928	89,603
Accrued interest receivable	20,536	20,048
Goodwill and other intangible assets, net	285,559	288,292
Bank-owned life insurance	106,502	103,637
Other assets	119,181	130,424

Total Assets	$5,361,458	$5,397,352

LIABILITIES
Deposits:
Non-interest bearing demand	$591,052	$545,019
Interest bearing demand	481,129	450,697
Money market	854,836	714,926
Savings deposits	530,701	486,055
Certificates of deposit	1,714,705	1,777,536

Total deposits	4,172,423	3,974,233

Federal Home Loan Bank borrowings	253,606	496,393
Other short-term borrowings	187,385	188,522
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,034	111,176

Total borrowings	547,025	796,091

Accrued interest payable	6,559	9,208
Other liabilities	28,588	29,104

Total Liabilities	4,754,595	4,808,636

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2010 and 2009; outstanding: 26,586,953 shares and 26,567,653 shares in 2010 and 2009, respectively	55,487	55,487
Capital surplus	191,987	192,268
Retained earnings	361,513	340,788
Treasury stock (46,895 and 66,195 shares in 2010 and 2009, respectively, at cost)	(1,063)	(1,498)
Accumulated other comprehensive income	131	2,949
Deferred benefits for directors	(1,192)	(1,278)

Total Shareholders’ Equity	606,863	588,716

Total Liabilities and Shareholders’ Equity	$5,361,458	$5,397,352

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED INCOME STATEMENTS

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Loans, including fees	$189,380	$204,317	$236,923
Interest and dividends on securities:
Taxable	35,375	38,651	28,129
Tax-exempt	11,408	14,010	14,526

Total interest and dividends on securities	46,783	52,661	42,655

Other interest income	365	386	2,188

Total interest and dividend income	236,528	257,364	281,766

INTEREST EXPENSE
Interest bearing demand deposits	2,561	2,921	4,809
Money market deposits	7,529	6,687	8,341
Savings deposits	2,242	2,385	3,089
Certificates of deposit	36,817	52,827	68,787

Total interest expense on deposits	49,149	64,820	85,026
Federal Home Loan Bank borrowings	12,721	21,849	20,659
Other short-term borrowings	4,774	6,971	8,401
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,792	5,352	7,143

Total interest expense	70,436	98,992	121,229

NET INTEREST INCOME	166,092	158,372	160,537
Provision for credit losses	44,578	50,372	32,649

Net interest income after provision for credit losses	121,514	108,000	127,888

NON-INTEREST INCOME
Service charges on deposits	20,645	24,372	23,986
Trust fees	15,835	13,746	14,883
Electronic banking fees	8,482	7,422	6,692
Net securities brokerage revenue	4,563	4,169	2,592
Net insurance services revenue	2,352	2,329	2,588
Bank-owned life insurance	4,505	4,623	3,807
Net securities gains	3,362	6,046	1,556
Net gains on sales of mortgage loans	2,885	2,094	1,594
Net losses on other real estate owned and other assets	(4,128)	(747)	(1,715)
Other income	1,098	535	1,363

Total non-interest income	59,599	64,589	57,346

NON-INTEREST EXPENSE
Salaries and wages	54,452	54,399	56,120
Employee benefits	18,315	19,957	16,004
Net occupancy	10,728	10,269	10,462
Equipment	9,914	10,726	10,968
Marketing	4,187	5,094	5,668
FDIC insurance	6,681	8,817	731
Amortization of intangible assets	2,729	3,110	3,810
Restructuring and merger-related expenses	175	1,815	3,945
Other operating expenses	33,971	35,461	34,916

Total non-interest expense	141,152	149,648	142,624

Income before provision for income taxes	39,961	22,941	42,610
Provision for (benefit of) income taxes	4,350	(992)	4,493

NET INCOME	$35,611	$23,933	$38,117

Preferred dividends and expense associated with unamortized discount and issuance costs	—	5,233	293

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$35,611	$18,700	$37,824

EARNINGS PER COMMON SHARE
Basic	$1.34	$0.70	$1.42
Diluted	$1.34	$0.70	$1.42

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,579,735	26,566,133	26,551,467
Diluted	26,580,293	26,567,291	26,563,320

DIVIDENDS DECLARED PER COMMON SHARE	$0.56	$0.84	$1.12

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2010, 2009 and 2008
	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except per share amounts)	Shares	Amount	Shares	Amount
January 1, 2008	—	$—	26,547,073	$55,487	$190,222	$336,317	$(1,983)	$1,450	$(1,174)	$580,319

Net income						38,117				38,117
Other comprehensive income (loss)								(4,632)		(4,632)

Total comprehensive income										33,485
Preferred dividends and amortization of discount		33				(293)				(260)
Common dividends declared ($1.12 per share)						(29,738)				(29,738)
Stock options exercised			13,816		17		322			339
Issuance of preferred stock (1)	75,000	72,299								72,299
Warrant for common stock issuance					2,624					2,624
Stock compensation expense					303					303
Deferred benefits for directors—net					55				(55)	—

December 31, 2008	75,000	$72,332	26,560,889	$55,487	$193,221	$344,403	$(1,661)	$(3,182)	$(1,229)	$659,371

Net income						23,933				23,933
Other comprehensive income (loss)								6,131		6,131

Total comprehensive income										30,064
Preferred dividends and amortization of discount		2,668				(5,233)				(2,565)
Common dividends declared ($0.84 per share)						(22,315)				(22,315)
Stock options exercised			6,764		(52)		163			111
Repurchase of preferred stock	(75,000)	(75,000)								(75,000)
Repurchase of common stock warrant					(950)					(950)
Deferred benefits for directors—net					49				(49)	—

December 31, 2009	—	$—	26,567,653	$55,487	$192,268	$340,788	$(1,498)	$2,949	$(1,278)	$588,716

Net income						35,611				35,611
Other comprehensive income (loss)								(2,818)		(2,818)

Total comprehensive income										32,793
Common dividends declared ($0.56 per share)						(14,886)				(14,886)
Stock options exercised			2,050		(14)		44			30
Restricted stock granted			17,250		(391)		391			—
Stock compensation expense					210					210
Deferred benefits for directors—net					(86)				86	—

December 31, 2010	—	$—	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863

(1)	The preferred stock issued to the U.S. Treasury in the amount of $75 million was presented net of a discount of $2.7 million when issued in 2008. This preferred stock was repurchased in 2009, along with the related common stock warrant.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$35,611	$23,933	$38,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,851	7,589	7,351
Other net amortization (accretion)	6,868	2,739	(969)
Provision for credit losses	44,578	50,372	32,649
Net securities gains	(3,362)	(6,046)	(1,556)
Net gains on sales of mortgage loans	(2,885)	(2,094)	(1,594)
Increase in deferred income tax assets	(3,219)	(8,517)	(5,395)
Increase in cash surrender value of bank-owned life insurance—net	(2,865)	(2,408)	(2,956)
Loans originated for sale	(155,389)	(159,474)	(117,779)
Proceeds from the sale of loans originated for sale	156,914	155,982	118,206
Net change in: other assets and accrued interest receivable	20,079	(8,147)	(190)
Net change in: other liabilities and accrued interest payable	(4,377)	(14,176)	(4,013)
Other—net	5,264	1,681	2,911

Net cash provided by operating activities	104,068	41,434	64,782

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	136,086	542,120	45,247
Proceeds from maturities, prepayments and calls	422,734	395,495	212,983
Purchases of securities	(687,926)	(1,261,397)	(245,903)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	65,526	—	—
Purchases of securities	(109,094)	—	—
Net cash received from acquisitions	—	578,573	—
Sale of branches—net of cash paid	—	—	(25,838)
Net decrease in loans	126,241	86,655	95,063
Purchases of premises and equipment—net	(2,695)	(2,647)	(7,138)
Sale of portfolio loans—net	5,199	—	2,261

Net cash (used in) provided by investing activities	(43,929)	338,799	76,675

FINANCING ACTIVITIES
Increase (decrease) in deposits	198,479	(126,924)	(338,574)
Proceeds from Federal Home Loan Bank borrowings	20,000	—	592,274
Repayment of Federal Home Loan Bank borrowings	(261,802)	(98,021)	(398,496)
Increase (decrease) in other short-term borrowings	4,306	(61,856)	(83,835)
(Decrease) increase in federal funds	(5,000)	(47,000)	52,125
Repayment of junior subordinated debt	(5,000)	—	—
Proceeds from issuance of preferred stock and common shares warrant	—	—	75,000
Repurchase of preferred stock	—	(75,000)	—
Repurchase of common stock warrant	—	(950)	—
Dividends paid to common and preferred shareholders	(14,883)	(28,896)	(29,615)
Treasury shares sold—net	30	111	339

Net cash used in financing activities	(63,870)	(438,536)	(130,782)

Net (decrease) increase in cash and cash equivalents	(3,731)	(58,303)	10,675
Cash and cash equivalents at beginning of the year	82,867	141,170	130,495

Cash and cash equivalents at end of the year	$79,136	$82,867	$141,170

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$73,085	$100,276	$121,584
Income taxes paid	4,560	8,725	7,000
Transfers of loans to other real estate owned	8,046	8,514	1,997
Transfers of available for sale securities to held to maturity securities at fair value	426,723	—	—

Summary of Business Acquisition
Fair value of tangible assets acquired	$—	$600,257	$—
Fair value of liabilities assumed	—	(603,086)	—
Contract payment in the acquisition	—	(20,693)	—

Goodwill and other intangibles recognized	$—	$(23,522)	$—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 112 banking offices, one loan production office and 132 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has eight wholly-owned trust subsidiaries, (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns variable interests of less than twenty-five percent in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. Accordingly, these partnerships and their net assets, which are discussed below under the caption “Investments in Limited Partnerships” are not included in the Consolidated Financial Statements.

Business Combinations—Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Results of operations of an acquired business are included in the Consolidated Statements of Income from the date of acquisition.

Revenue Recognition—Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits and lending activities, as well as income at WesBanco’s other subsidiary companies, are accrued as earned.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, due from banks—interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

Securities—Available-for-sale securities: Debt securities not classified as trading or held-to-maturity are classified as available-for-sale. These securities may be sold at any time based upon management’s assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations and other factors. These securities are stated at fair value, with the fair value adjustment, net of tax, reported as a separate component of accumulated other comprehensive income.

Held-to-maturity securities: Securities that are purchased with the positive intent and ability to be held until their maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts. Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

Cost-Method Investments: Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

Gains and Losses: Net realized gains and losses on sales of securities are included in non-interest income. The cost of securities sold is based on the specific identification method. The gain or loss is determined as of the trade date. Prior unrealized gains and losses are recorded through other comprehensive income and reversed when gains or losses are realized or if an impairment charge is recorded.

Amortization and Accretion: Generally, premiums are amortized to call date and discounts are accreted to maturity, on a constant yield basis.

Other-than-Temporary Impairment Losses: An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. WesBanco conducts a review each quarter of all securities which are impaired to determine if the impairment is other-than-temporary. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the receipt of principal and interest according to the contractual terms and WesBanco’s intent and ability not to sell or be required to sell its investment prior to recovery of cost. If WesBanco intends to sell or is required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If there is no intention or requirement to sell the security, and the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and noncredit portions. The credit portion is recognized in the Consolidated Statement of Income. The noncredit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security and is recognized in other comprehensive income in the Consolidated Balance Sheets.

Loans and Loans Held for Sale—Loans are reported at the principal amount outstanding, net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case recognition of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at the lower of cost or estimated market value. Portfolio loans held for sale are recorded at the contractual sales price or third party valuation less selling costs.

Loan origination fees and certain direct costs are deferred and accreted or amortized into interest income or expense, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income or expense.

Loans are generally placed on non-accrual when they are 90 days past due unless the loan is well secured and in the process of collection. Loans are reported as renegotiated when WesBanco for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans may be returned to accrual status when a borrower has resumed paying principal and interest for a sustained period of at least six months and the Bank is reasonably assured of collecting the remaining contractual principal and interest. Loans are returned to accrual status at an amount equal to the principal balance of the loan at the time of non-accrual status less any payments applied to principal during the non-accrual period. Loans may be removed from the renegotiated category when the borrower returns to the original contractual terms.

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual and renegotiated loans, as well as loans internally classified as substandard or doubtful (as those terms are defined by banking regulations and WesBanco’s internal risk grades) for which a specific reserve has been established. WesBanco recognizes interest income on non-accrual loans on the cash basis only if recovery of principal is reasonably assured.

Consumer loans are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines of credit. Residential real estate loans are charged down to the net realizable value of the collateral at 180 days past due. Commercial loans are charged down to the net realizable value when it is determined that WesBanco will be unable to collect the principal amount in full and the amount of the loss is estimable. Loans are reclassified to other assets at the net realizable value when foreclosure or repossession of the collateral occurs.

Allowance for Credit Losses—The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk if any, the results of internal loan reviews and examinations by bank regulatory agencies, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are internally classified as substandard or doubtful, including loans that are reported as non-accrual or renegotiated are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for the remainder of the loan portfolio based on historical loss rates adjusted for the impact of qualitative factors as discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade using a migration analysis that categorizes each charged off loan based on its risk grade twelve months prior to the charge-off. Historical loss rates for residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each of those categories of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that historical loss rates for the most recent twelve month period are generally the most indicative of probable losses inherent in the portfolio. However, management calculates annualized historical loss rates for multiple periods ranging from the most recent three to sixty months and periodically evaluates the loss rates for each of the periods in order to assess trends in loss rates over time.

Management may also adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. While WesBanco continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for credit losses, there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for credit losses and may have a material impact on WesBanco’s future results of operations and financial condition.

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

Other Real Estate Owned and Repossessed Assets—Other real estate owned and repossessed assets, which are considered available-for-sale and are reported in other assets, are carried at the lower of cost or their estimated current fair value, less estimated costs to sell. Other real estate owned consists primarily of properties acquired through, or in lieu of, foreclosures. Repossessed assets consist primarily of automobiles, recreational vehicles and other motor vehicles acquired to satisfy defaulted consumer loans. Subsequent declines in fair value, if any; income and expense associated with the management of the collateral, and gains or losses on the disposition of these assets are recognized in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more often if events or circumstances indicate they may be impaired. Finite-lived intangible assets, which consist primarily of core deposit and customer list intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from ten to sixteen years in total, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

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

Bank-Owned Life Insurance—WesBanco has purchased life insurance policies on certain executive officers and employees. WesBanco receives the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. These policies are recorded in the Consolidated Balance Sheets at their net cash surrender value. Changes in net cash surrender value are recognized in non-interest income in the Consolidated Statements of Income.

Interest Rate Lock Commitments—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For all IRLC issued in connection with potential loans intended for sale, which consist primarily of originated fifteen, twenty and thirty year fixed rate residential home mortgage loans, and all interest-only mortgages, the bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk during the period between the IRLC and loan funding. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The IRLC is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and an investor. Both the IRLC and the corresponding forward sales contract for each customer are considered a derivative. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at the lower of cost or market as “Loans Held for Sale” in the Consolidated Balance Sheets.

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

Advertising Costs—Advertising costs are expensed as incurred and totaled $2.5 million, $2.3 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Earnings Per Common Share—Earnings per common share is computed after recognition of preferred stock dividend requirements. Basic earnings per common share (“EPS”) are calculated by dividing net income available to common shareholders, which is net of preferred dividends, by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares which would be issued assuming the exercise of common stock options, and outstanding warrants. Restricted stock shares are recorded as issued and outstanding and therefore are included in the weighted-average shares outstanding.

Trust Assets—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain trust assets are held on deposit at the Bank.

Comprehensive Income—Sources of comprehensive income not included in net income are net of tax and consist of unrealized gains and losses on securities available-for-sale, certain derivatives, if any, and fluctuations in the funded status of the defined benefit pension plan as described under the “Defined Benefit Pension Plan” policy below. Comprehensive income also includes amortization of unrealized gains and losses recorded as premium or discount on securities transferred from available-for-sale to held-to-maturity, net of tax.

Stock-Based Compensation—Stock-based compensation awards granted, comprised of stock options and restricted stock, are valued at fair value and compensation cost is recognized on a straight line basis, net of estimated forfeitures, over the requisite service period of each award. For service-based awards with graded vesting schedules, compensation expense is divided equally among the vesting periods with each separately vested portion of the award recognized in compensation expense on a straight-line basis over the requisite service period.

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses.

Recent Accounting Pronouncements—In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to improve disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators disaggregated by portfolio segment and class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The effect of this pronouncement is included in these notes to the financial statements, and the adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In January 2011, the FASB issued an accounting pronouncement to amend the July 2010 pronouncement on credit quality of financing receivables to defer the effective date of the disclosures specifically related to troubled debt restructurings. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is anticipated to be effective for interim and annual periods ending after June 15, 2011. WesBanco does not believe that this pronouncement will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an accounting pronouncement to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement does not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2010	2009	2008
Numerator for both basic and diluted earnings per common share:
Net Income	$35,611	$23,933	$38,117
Less: Preferred dividends and expense associated with unamortized discount and issuance costs	—	(5,233)	(293)

Net income available to common shareholders	$35,611	$18,700	$37,824

Denominator:
Total average basic common shares outstanding	26,579,735	26,566,133	26,551,467
Effect of dilutive stock options	558	1,158	11,853

Total diluted average common shares outstanding	26,580,293	26,567,291	26,563,320

Earnings per common share—basic	$1.34	$0.70	$1.42
Earnings per common share—diluted	$1.34	$0.70	$1.42

On December 5, 2008, WesBanco issued 75,000 shares of the Company’s Series A Preferred Stock and a warrant to purchase 439,282 shares of the Company’s common stock to the U.S. Treasury. The preferred dividends, and expense associated with the unamortized discount, were deducted from net income to arrive at net income available to common shareholders. The warrant was considered in the calculation of diluted earnings per share, but due to its anti-dilutive impact, it had no effect on earnings per share. The preferred stock and related warrant were repurchased in late 2009.

NOTE 3. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2010				December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$367,150	$1,436	$(5,451)	$363,135	$191,184	$638	$(1,096)	$190,726
Corporate debt securities	25,775	12	(204)	25,583	2,886	46	—	2,932
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	344,787	9,412	(854)	353,345	684,142	15,086	(1,090)	698,138
Other residential collateralized mortgage obligations	—	—	—	—	2,569	22	—	2,591
Obligations of states and political subdivisions	208,198	4,321	(1,711)	210,808	356,693	8,818	(1,892)	363,619

Total debt securities	945,910	15,181	(8,220)	952,871	1,237,474	24,610	(4,078)	1,258,006
Equity securities	3,787	823	—	4,610	3,508	291	(1)	3,798

Total available-for-sale securities	$949,697	$16,004	$(8,220)	$957,481	$1,240,982	$24,901	$(4,079)	$1,261,804

Held-to-maturity
Corporate debt securities	$1,451	$90	$—	$1,541	$1,450	$—	$(7)	$1,443
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	202,062	1,721	(14)	203,769	—	—	—	—
Other residential collateralized mortgage obligations	1,224	14	—	1,238	—	—	—	—
Obligations of states and political subdivisions	263,973	973	(5,592)	259,354	—	—	—	—

Total held-to-maturity securities	$468,710	$2,798	$(5,606)	$465,902	1,450	—	(7)	1,443

Total securities	$1,418,407	$18,802	$(13,826)	$1,423,383	$1,242,432	$24,901	$(4,086)	$1,263,247

At December 31, 2010 and 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

As of April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio. The available-for-sale securities were transferred at fair market value at a net unrealized gain of $8.9 million recorded as a premium and included in the amortized cost of the held-to-maturity securities. The premium is being amortized over the remaining life of the securities through other comprehensive income, with no effect on net income. The securities consisted of government agency residential mortgage-backed securities and collateralized mortgage obligations, and both taxable and tax-exempt state and municipal obligations that had longer average lives or lower coupons.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities at fair value:

	December 31, 2010
(in thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Available-for-sale
Other government agencies	$163,108	$77,915	$51,828	$70,284	$363,135
Corporate debt securities	9,738	13,872	1,973	—	25,583
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	32,425	302,156	17,699	1,065	353,345
Obligations of states and political subdivisions	64,862	83,804	33,241	28,901	210,808
Equity securities	—	—	—	4,610	4,610

Total available-for-sale securities	$270,133	$477,747	$104,741	$104,860	$957,481

Held-to-maturity (2)
Corporate debt securities	$—	$—	$—	$1,541	$1,541
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	4,957	194,278	4,413	121	203,769
Other residential collateralized mortgage obligations (1)	—	1,238	—	—	1,238
Obligations of states and political subdivisions	12,199	33,472	97,507	116,176	259,354

Total held-to-maturity securities	$17,156	$228,988	$101,920	$117,838	$465,902

Total securities	$287,289	$706,735	$206,661	$222,698	$1,423,383

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(2)	The held-to-maturity portfolio is carried at an amortized cost of $468.7 million.

Securities with aggregate par values of $621.4 million and $548.1 million at December 31, 2010 and 2009, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $136.1 million, $272.1 million and $45.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Gross security gains on available-for-sale securities of $3.4 million, $6.3 million and $1.7 million and gross security losses on available-for-sale securities of $41 thousand, $293 thousand, and $199 thousand were realized for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010, 2009 and 2008 gross security losses include other-than-temporary impairment losses of $41 thousand, $235 thousand and $186 thousand, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2010 and 2009:

	December 31, 2010
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$190,252	$(5,451)	21	$—	$—	—	$190,252	$(5,451)	21
Corporate debt securities	20,033	(204)	8	—	—	—	20,033	(204)	8
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	97,174	(855)	20	578	(13)	1	97,752	(868)	21
Other residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	223,324	(7,290)	255	342	(13)	2	223,666	(7,303)	257
Equity securities	—	—	—	—	—	—	—	—	—

Total temporarily impaired securities	$530,783	$(13,800)	304	$920	$(26)	3	$531,703	$(13,826)	307

	December 31, 2009
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$104,014	$(1,096)	16	$—	$—	—	$104,014	$(1,096)	16
Corporate debt securities	—	—	—	1,443	(7)	1	1,443	(7)	1
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	138,001	(1,070)	16	1,467	(20)	2	139,468	(1,090)	18
Other residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	50,679	(1,571)	36	12,976	(321)	27	63,655	(1,892)	63
Equity securities	4	(1)	2	—	—	—	4	(1)	2

Total temporarily impaired securities	$292,698	$(3,738)	70	$15,886	$(348)	30	$308,584	$(4,086)	100

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

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are of investment grade quality and all are paying principal and interest according to their contractual terms. WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $28.0 million and $30.9 million at December 31, 2010 and 2009, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

On December 23, 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice. However, the FHLB of Pittsburgh announced on October 28, 2010 that the suspension on the repurchase of excess capital stock would be partially lifted, and future excess capital stock repurchases would be reviewed on a quarter-to-quarter basis. The suspension of dividends was not affected by the announcement. The FHLB of Pittsburgh stock owned by WesBanco totaling $25.0 million and $26.3 million at December 31, 2010 and 2009, respectively, does not have a readily determinable fair value and is recorded as a cost method investment in other assets on the Consolidated Balance Sheet, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh has suspended dividends and only partially lifted the suspension on the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of December 31, 2010, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired. At December 31, 2010, WesBanco held excess capital stock of $6.6 million that remains to be repurchased by the FHLB of Pittsburgh.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.1 million and $3.3 million at December 31, 2010 and 2009, respectively.

The following table presents changes in the allowance for credit losses:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Balance at beginning of year:
Allowance for loan losses	$61,160	$49,803	$38,543
Allowance for loan commitments	195	368	249

Total beginning allowance for credit losses	61,355	50,171	38,792
Provision for credit losses: Provision for loan losses	43,369	50,545	32,530
Provision for loan commitments	1,209	(173)	119

Total provision for credit losses	44,578	50,372	32,649
Charge-offs	(46,367)	(41,085)	(25,031)
Recoveries	2,889	1,897	3,761

Net charge-offs	(43,478)	(39,188)	(21,270)

Balance at end of year:
Allowance for loan losses	61,051	61,160	49,803
Allowances for loan commitments	1,404	195	368

Total ending allowance for credit losses	$62,455	$61,355	$50,171

The following table presents the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	December 31,
	2010								2009
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total	Total
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$3,716	$5,663	$1,051	$—	$—	$—	$—	$10,430	$8,009
Allowance for loans collectively evaluated for impairment	985	25,173	9,742	5,950	2,073	5,641	1,057	50,621	53,151
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404	195

Total allowance for credit losses	$5,738	$31,121	$10,858	$5,951	$2,087	$5,643	$1,057	$62,455	$61,355

Portfolio loans:
Individually evaluated for impairment	$11,976	$56,976	$7,406	$—	$—	$—	$—	$76,358	58,854
Collectively evaluated for impairment	142,865	1,545,432	405,320	608,693	249,423	260,585	—	3,212,318	3,412,092

Total portfolio loans	$154,841	$1,602,408	$412,726	$608,693	$249,423	$260,585	$—	$3,288,676	$3,470,946

WesBanco maintains an internal loan grading system to reflect the credit quality of commercial loans. Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at the inception of each loan and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan. The primary factors used to determine the risk grade are the reliability and sustainability of the primary source of repayment and overall financial strength of the borrower. This includes an analysis of cash flow available to repay debt, profitability, liquidity, leverage, and overall financial trends. Other factors include management, industry or property type risks, an assessment of secondary sources of repayment such as collateral or guarantees, other terms and conditions of the loan that may increase or reduce its risk, and economic conditions and other external factors that may influence repayment capacity and financial condition.

Commercial real estate consists of loans to purchase, construct or refinance owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, and the adequacy of operating cash flow to service all of the business’s debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’s specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans.

Excellent or minimal risk loans are fully secured by liquid or readily marketable collateral and therefore have virtually no risk of loss. Good or desirable risk loans are extended in the normal course of business to creditworthy borrowers that exhibit a history of positive financial results that are at least comparable to the average for their industry or type of real estate. These loans are expected to perform satisfactorily during most economic cycles and there are no significant external factors that are expected to adversely affect these borrowers more than others in the same industry. Any minor unfavorable characteristics of these loans are outweighed or mitigated by strong positive factors including but not limited to adequate secondary sources of repayment or guarantees.

Fair or acceptable risk loans have a somewhat higher credit risk profile due to specific weaknesses or uncertainties that could adversely impact repayment capacity. Loans in this category generally warrant additional attention or monitoring, or a more rigid loan structure. These loans represent the maximum level of risk accepted in the normal course of lending. Specific issues that may warrant this grade include financial results that are less favorable than the average for the borrower’s industry or type of real estate, cyclical financial results, loans based on projections that have a reasonable probability of being achieved, start-up businesses, construction projects, and other external factors that indicate a higher level of credit risk. Loans that are underwritten primarily on the basis of the repayment capacity or financial condition of guarantors may also be assigned this grade.

Criticized and classified loans are equivalent to the classifications used by banking regulators. Criticized or marginal loans are currently protected but have weaknesses, which if not corrected, may inadequately protect the Bank at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues which may warrant this grade include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

Substandard loans are inadequately protected by the current repayment capacity and equity of the borrower or collateral pledged, if any. Substandard loans have one or more well-defined weaknesses that jeopardize their repayment or collection in full. Doubtful loans have all the weaknesses inherent to a substandard loan with the added characteristic that full repayment is highly questionable or improbable on the basis of currently existing facts, conditions and collateral values. However, recognition of loss may be deferred if there are reasonably specific pending factors that will reduce the risk if they occur.

The following table summarizes commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade As of December 31, 2010
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial & Industrial	Total Commercial Loans
Excellent—minimal risk	$559	$170	$55,203	$55,932
Good—desirable risk	28,592	597,484	168,574	794,650
Fair—acceptable risk	75,446	776,115	147,616	999,177
Criticized—marginal	26,411	136,677	16,817	179,905
Classified—substandard	23,833	91,962	24,516	140,311
Classified—doubtful	—	—	—	—

Total	$154,841	$1,602,408	$412,726	$2,169,975

	Commercial Loans by Internally Assigned Risk Grade As of December 31, 2009
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial & Industrial	Total Commercial Loans
Excellent—minimal risk	$—	$—	$61,521	$61,521
Good—desirable risk	44,026	645,867	196,810	886,703
Fair—acceptable risk	149,677	667,595	144,014	961,286
Criticized—marginal	45,835	139,692	20,772	206,299
Classified—substandard	15,099	72,430	28,571	116,100
Classified—doubtful	—	—	—	—

Total	$254,637	$1,525,584	$451,688	$2,231,909

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. The aggregate amount of loans classified as substandard in accordance with regulatory guidelines was $6.6 million at December 31, 2010 and $3.8 million at December 31, 2009.

The following table summarizes the age analysis of all categories of loans. Nonaccrual, renegotiated and other impaired loans which are also set forth separately in this footnote are included in the following table according to their payment status, some of which are current as to payment status.

	Age Analysis of Loans As of December 31, 2010
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
Commercial real estate:
Land and construction	$150,190	$429	$311	$3,911	$4,651	$154,841	$277
Other	1,579,400	4,365	2,956	15,687	23,008	1,602,408	692

Total commercial real estate	1,729,590	4,794	3,267	19,598	27,659	1,757,249	969
Commercial and industrial	401,400	3,530	1,370	6,426	11,326	412,726	95
Residential real estate	588,212	2,084	5,704	12,693	20,481	608,693	4,535
Home equity	245,471	1,665	633	1,654	3,952	249,423	1,126
Consumer	253,407	4,898	1,122	1,158	7,178	260,585	958

Total portfolio loans	3,218,080	16,971	12,096	41,529	70,596	3,288,676	7,683
Loans held for sale	10,800	—	—	—	—	10,800	—

Total loans	$3,228,880	$16,971	$12,096	$41,529	$70,596	$3,299,476	$7,683

Impaired Loans—Impaired loans consist of nonaccrual loans, renegotiated loans and other impaired loans.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection.

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

Other impaired loans consist of loans that are internally classified as substandard or doubtful that have not been placed on non-accrual or renegotiated but are not fully secured by the value of the collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans may include loans for which a specific reserve is established and acquired loans for which a credit valuation adjustment was recorded at the time of acquisition. Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.

The following table summarizes impaired loans:

	Impaired Loans For the years ended December 31,
	2010					2009
(in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate:
Land and construction	$8,467	$7,047	$—	$4,605	$203	$3,635	$—
Other	34,270	31,571	—	31,865	918	32,486	—
Commercial and industrial	8,935	8,006	—	9,313	159	10,053	—
Residential real estate:
Land and construction	144	84	—	17	2	227	—
Other	15,116	14,047	—	16,506	284	15,827	—
Home equity	855	755	—	938	5	818	—
Consumer	336	302	—	358	9	410	—

Total impaired loans without a related allowance	68,123	61,812	—	63,602	1,580	63,456	—

With an allowance recorded:
Commercial real estate:
Land and construction	11,976	11,976	3,716	13,305	407	3,776	744
Other	32,308	32,308	5,663	29,107	1,667	23,143	6,772
Commercial and industrial	4,106	4,106	1,051	3,273	296	3,248	493

Total impaired loans with an allowance	48,390	48,390	10,430	45,685	2,370	30,167	8,009

Total impaired loans	$116,513	$110,202	$10,430	$109,287	$3,950	$93,623	$8,009

The following tables present the recorded investment in renegotiated and non-accrual loans:

	Renegotiated Loans
	As of December 31,
(in thousands)	2010	2009
Commercial real estate:
Land and construction	$10,764	$1,829
Other	33,122	9,639

Total commercial real estate	43,886	11,468

Commercial and industrial	73	552
Residential real estate	3,443	2,826
Home equity	—	—
Consumer	81	142

Total	$47,483	$14,988

	Non-accrual Loans
	As of December 31,
(in thousands)	2010	2009
Commercial real estate:
Land and construction	$4,391	$5,582
Other	24,833	32,628

Total commercial real estate	29,224	38,210

Commercial and industrial	7,933	12,749
Residential real estate	10,688	13,228
Home equity	755	818
Consumer	220	268

Total	$48,820	$65,273

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Average impaired loans	$109,287	$82,828	$39,762
Amount of contractual interest income on impaired loans	8,332	4,929	2,102
Amount of interest income recognized on a cash basis	789	1,236	785

At December 31, 2010 and 2009, WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $1.4 million and $0.1 million.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2010	2009
Other real estate owned	$7,724	$8,210
Repossessed assets	345	481

Total other real estate owned and repossessed assets	$8,069	$8,691

NOTE 5. LOANS SERVICED FOR OTHERS AND MORTGAGE SERVICING RIGHTS

As of December 31, 2010 and 2009, WesBanco serviced loans for others aggregating approximately $206.8 million and $271.0 million, respectively. Such loans are not included in the Consolidated Balance Sheets. At December 31, 2010, WesBanco held custodial funds of $2.8 million relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

At December 31, 2010 and 2009, the unamortized balance of mortgage servicing rights (MSRs) related to these loans was approximately $2.3 million and $3.1 million, respectively. The fair value of the MSRs was $2.3 million and $3.2 million at December 31, 2010 and 2009. A valuation allowance of $0.5 million and $0.4 million was recorded at December 31, 2010 and 2009, respectively, as the fair value of certain loan pools was less than their carrying value. Amortization of MSRs was $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2010	2009
Land and improvements	$24,020	$21,956
Buildings and improvements	96,468	96,358
Furniture and equipment	69,560	68,236

Total cost	190,048	186,550
Accumulated depreciation and amortization	(104,120)	(96,947)

Total premises and equipment, net	$85,928	$89,603

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2010, 2009 and 2008 was $6.8 million, $7.6 million and $7.4 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $2.2 million, $2.4 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$1,911
2012	1,496
2013	1,117
2014	918
2015	867
2016 and thereafter	6,650

Total	$12,959

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $274.1 million at December 31, 2010 and 2009. WesBanco’s other intangible assets of $11.5 million primarily consist of core deposit and other customer list intangibles which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over weighted average estimated useful lives ranging from ten to sixteen years. Amortization of other intangible assets totaled $2.7 million, $3.1 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. There were no events or changes in circumstances indicating impairment of identifiable intangibles as of December 31, 2010.

WesBanco completed its annual goodwill impairment test as of November 30, 2010 and determined that goodwill was not impaired. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market based methods to estimate the current fair value of its reporting units. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. Management concluded that goodwill was not impaired as of December 31, 2010.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2010	2009
Other intangible assets:
Gross carrying amount	$33,375	$33,375
Accumulated amortization	(21,873)	(19,141)

Net carrying amount of other intangible assets	$11,502	$14,234

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2011	$2,410
2012	2,088
2013	1,573
2014	1,286
2015	1,069

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary, and in no case does WesBanco’s beneficial ownership exceed 25%. At December 31, 2010 and 2009, WesBanco had $5.2 million and $6.2 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. These amounts also include $1.1 million and $1.6 million, at December 31, 2010 and 2009, respectively, of unconditional unfunded equity contributions which are recorded in other liabilities. For the years ended December 31, 2010, 2009 and 2008, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $1.0 million, $1.0 million, and $0.8 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $1.0 million, for each of the years ended December 31, 2010, 2009 and 2008, respectively.

WesBanco is also a limited partner in seven other limited partnerships which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2010 and 2009, WesBanco had $3.5 million and $3.6 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. For the years ended December 31, 2010, 2009 and 2008, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $0.1 million, $0.1 million and $0.4 million, respectively.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $791.7 million and $648.6 million as of December 31, 2010 and 2009, respectively. Interest expense on certificates of deposit of $100 thousand or more was $15.2 million, $20.3 million and $22.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2011	$831,566
2012	301,405
2013	256,964
2014	151,237
2015	165,233
2016 and thereafter	8,300

Total	$1,714,705

NOTE 10. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2010 and 2009 WesBanco had FHLB borrowings of $253.6 million and $496.4 million, respectively, with a weighted-average interest rate of 3.64% and 3.84%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $28.0 million at December 31, 2010 and $30.9 million at December 31, 2009 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2010 and 2009 was estimated to be approximately $1.0 billion and $914.6 million, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $253.6 million outstanding at December 31, 2010, $111.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2010 based on their contractual maturity dates and effective interest rates:

(dollars in thousands)	Scheduled Maturity	Weighted Average Rate
Year
2011	$84,217	3.76%
2012	76,599	3.64%
2013	50,500	3.28%
2014	16,269	3.40%
2015	947	4.69%
2016 and thereafter	25,074	4.10%

Total	$253,606	3.64%

NOTE 11. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	December 31,
(in thousands)	2010	2009
Federal funds purchased	$—	$5,000
Securities sold under agreements to repurchase	185,079	180,947
Treasury tax and loan notes and other	2,306	2,575

Total	$187,385	$188,522

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2010	2009	2008
Outstanding balance at year end	$185,079	$180,947	$245,165
Average balance during the year	179,011	219,353	211,739
Maximum month-end balance during the year	192,529	228,654	254,141
Average interest cost at year end	2.61%	2.67%	1.89%
Average interest cost during the year	2.67%	3.22%	2.91%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers, and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. In addition, $92.0 million of the balance outstanding at December 31, 2010 was transacted with other banks, all of which have fixed rates for the remainder of the agreement.

WesBanco has a revolving line of credit, which is a senior obligation of the parent company that was renewed with a correspondent bank effective on August 2, 2010. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million and the line matures on August 1, 2011. There were no outstanding balances as of December 31, 2010 or 2009.

NOTE 12. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

WesBanco, Inc. Capital Trust II, WesBanco, Inc. Capital Statutory Trust III, and WesBanco, Inc. Capital Trusts IV, V and VI, (“Trusts”) and Oak Hill Capital Trusts II, III and IV, are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco and the formerly acquired Oak Hill Bank, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Trusts II and III were organized in 2004 and Trust IV was organized in 2005.

On September 8, 2010, WesBanco redeemed in full at a redemption price of 105.4% of principal plus accrued interest the Trust Preferred Securities issued by Oak Hill Capital Trust I in March 2000. The aggregate redemption price, excluding accrued interest, totaled approximately $5.3 million.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 Capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 Capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 Capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier I instruments at December 31, 2010, but no such securities issued in the future will count as Tier 1 Capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2010:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco, Inc. Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco, Inc. Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco, Inc. Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco, Inc. Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco, Inc. Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust II (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust III (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust IV (7)	4,838	155	4,993	6/30/2035	6/30/2015

Total trust preferred securities	$102,838	$3,196	$106,034

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.45% through March 31, 2011, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.40% through March 26, 2011, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 2.95% through March 17, 2011, adjustable quarterly.
(4)	Variable rate beginning March 18, 2010 based on three-month LIBOR plus 1.77% with a current rate of 2.07% through March 17, 2011, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.69% through January 18, 2011, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.59% through January 18, 2011, adjustable quarterly.
(7)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60% thereafter, adjustable quarterly.

NOTE 13. EMPLOYEE BENEFIT PLANS

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2010	2009
Accumulated benefit obligation at end of year	$59,807	$51,545

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$58,588	$53,939
Service cost	2,329	2,397
Interest cost	3,516	3,347
Actuarial loss	4,534	1,222
Benefits paid	(2,406)	(2,317)

Projected benefit obligation at end of year	$66,561	$58,588

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$59,024	$46,806
Actual return on plan assets	10,007	9,535
Employer contribution	3,000	5,000
Benefits paid	(2,406)	(2,317)

Fair value of plan assets at end of year	$69,625	$59,024

Amounts recognized in the statement of financial position:
Funded status	$3,064	$436

Net amounts recognized as prepaid pension costs in the consolidated balance sheets	$3,064	$436

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$377	$260
Unrecognized net loss	13,892	15,778

Net amounts recognized in accumulated other comprehensive income	$14,269	$16,038

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.53%	6.20%
Rate of compensation increase	3.00%	3.25%

The components of and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the years ended December 31,
(dollars in thousands)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$2,329	$2,397	$2,307
Interest cost	3,516	3,347	3,167
Expected return on plan assets	(4,801)	(3,778)	(4,551)
Amortization of prior service cost	(117)	(117)	(117)
Amortization of net loss	1,215	1,904	516

Net periodic pension cost	$2,142	$3,753	$1,322

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$(671)	$(4,732)	$16,539
Amortization of prior service cost	117	117	117
Amortization of net loss	(1,215)	(1,904)	(516)

Total recognized in other comprehensive income	$(1,769)	$(6,519)	$16,140

Total recognized in net periodic pension cost and other comprehensive income	$373	$(2,766)	$17,462

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	6.20%	6.25%	6.50%
Rate of compensation increase	3.25%	3.25%	3.50%
Expected long-term return on assets	8.25%	8.25%	8.50%

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into the net periodic pension costs over the next fiscal year are $1.3 million and $0.1 million, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class.

Pension Plan Investment Policy and Strategy—The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, which is WesBanco’s Trust and Investment Services department, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risks, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income and cash or cash equivalent money market investments.

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

There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2010 and 2009 the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $1.0 million and $0.7 million.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2010	December 31,
		2010	2009
Asset Category:
Equity securities	50 - 75%	70%	62%
Debt securities	25 - 50%	27%	35%
Cash and cash equivalents	0 - 25%	3%	3%

Total		100%	100%

The fair values of the WesBanco’s pension plan assets at December 31, 2010, by asset category are as follows:

		December 31, 2010 Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets
Registered investment companies	$3,349	$3,349	$—	$—
Equity securities	47,394	47,394	—	—
Corporate debt securities	8,479	—	8,479	—
Municipal obligations	970	—	970	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	9,276	—	9,276	—

Total defined benefit pension plan assets (1)	$69,468	$50,743	$18,725	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to and due from brokers to arrive at net assets available for benefits of $69,625.

Registered investment companies and equity securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Corporate debt securities, municipal obligations, and U.S. government agency securities: Valued at fair value based on models that consider criteria such as dealer quotes, available trade data, issuer creditworthiness, market movements, sector news, and bond and swap yield curves.

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2011 and as of December 31, 2010 has not determined the amount of any voluntary contribution it may make in 2011.

The following table presents estimated benefits to be paid in each of next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2011	$2,433
2012	2,614
2013	2,811
2014	3,011
2015	3,297
2016 to 2020	21,019

Employee Stock Ownership and 401(k) Plan (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the three years ended December 31, 2010, 2009 and 2008, respectively, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2010, the KSOP held 718,033 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $1.7 million, $1.7 million, and $1.7 million in 2010, 2009 and 2008, respectively.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive Bonus, a Stock Option component, and a Restricted Stock component. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals or on a time based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. WesBanco had 913,319 and 186,869 shares remaining for future issuance under equity compensation plans at December 31, 2010 and 2009, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $1.1 million, $0.3 million and $0.7 million for 2010, 2009, and 2008, respectively.

Stock Options

On May 19, 2010, WesBanco granted 56,300 stock options to selected participants, including certain named executive officers at an exercise price of $19.27 per share. The options granted in 2010 are service-based and vest in two equal installments on December 31, 2010 and December 31, 2011 and expire seven years from the date of grant.

Compensation expense for the stock option component of the Plan was $0.1 million and $0.3 in 2010 and 2008, respectively. No compensation expense was recognized in 2009. At December 31, 2010, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.1 million with an expense recognition period of 1.0 year remaining. The maximum term of options granted under WesBanco’s stock option Plan is ten years from the original grant date.

The total intrinsic value of options exercised for each of the years ended December 31, 2010 and 2009 was $0.1 million. The cash received and related tax benefit realized from stock options exercised at December 31, 2010 and 2009 was $24 thousand and $6 thousand and $0.1 million and $9 thousand, respectively. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2010	2009	2008
Weighted-average life	4.6 Years	N/A	7 Years
Risk-free interest rate	1.96%	N/A	2.83%
Dividend yield	2.91%	N/A	5.16%
Volatility factor	30.60%	N/A	33.28%
Fair value of the grants	$4.06	N/A	$3.95

The weighted-average life assumption is an estimate of the length of time that an employee might hold an option before option exercise, option expiration or employment termination. The weighted-average life assumption was developed using historical experience. WesBanco used a weighted historical volatility of its common stock price over the weighted average life prior to each issuance as the volatility factor assumption, and current and future dividend payment expectations for the dividend assumption.

The following table shows the activity for the Stock Option component of the Plan:

	For the year ended December 31, 2010
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	372,219	$24.00
Granted during the year	56,300	19.27
Exercised during the year	(2,050)	11.60
Forfeited or expired during the year	(19,758)	22.59

Outstanding at end of the year	406,711	$23.48

Exercisable at year end	378,561	$23.79

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $20 thousand.

The following table shows the average remaining life of the stock options at December 31, 2010:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2001	51,735	$20.74	51,735	$20.74	0.30
2002	124,558	23.96	124,558	23.96	1.89
2004	46,333	26.60	46,333	26.60	3.38
2005 (1)	5,550	11.59 to 17.22	5,550	15.42	2.08
2007 (2)	7,035	24.25 to 29.63	7,035	28.38	3.74
2007	42,700	30.75	42,700	30.75	3.38
2008	72,500	21.72	72,500	21.72	4.39
2010	28,150	19.27	56,300	19.27	6.39

Total	378,561	$11.59 to $30.75	406,711	$23.48	3.12

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton.
(2)	Remaining options assumed in the November 30, 2007 acquisition of Oak Hill.

Restricted Stock

On May 19, 2010, WesBanco granted 17,250 shares of restricted stock to certain executive officers. The restricted shares are service-based and vest twenty four months from the date of grant. The fair value of the restricted stock granted was $19.27 per share, which was the closing price of WesBanco’s common stock on May 18, 2010. Compensation expense relating to the restricted stock was $0.1 million in 2010. At December 31, 2010, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $0.2 million with an expense recognition period of 1.4 years remaining. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends out to participants.

The following table shows the activity for the Restricted Stock component of the Plan:

For the year ended December 31, 2010	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2010	—	$—
Granted during the year	17,250	19.27
Vested during the year	—	—
Forfeited or expired during the year	—	—

Non-vested at end of the year	17,250	$19.27

NOTE 14. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, postage, consulting fees, other real estate owned and foreclosure expenses, legal fees, communications, ATM expenses, supplies, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Miscellaneous franchise and other taxes	$5,784	$5,425	$6,559
Postage	3,516	3,626	3,940
Consulting, regulatory and advisory fees	3,423	4,466	4,867
Other real estate owned and foreclosure expenses	3,262	1,648	682
Legal fees	2,749	2,702	2,039
Communications	2,731	2,959	3,008
ATM and interchange expenses	2,669	3,387	2,805
Supplies	2,402	2,443	2,732
Other	7,435	8,805	8,284

Total other operating expenses	$33,971	$35,461	$34,916

NOTE 15. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income on securities of state and political subdivisions-net	(12.4)%	(24.8)%	(13.4)%
State income taxes, net of federal tax effect	1.1%	2.8%	(1.2)%
Bank-owned life insurance	(4.0)%	(7.1)%	(3.1)%
General business credits	(8.5)%	(11.9)%	(6.8)%
All other—net	(0.3)%	1.7%	0.0%

Effective tax rate	10.9%	(4.3)%	10.5%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$6,951	$6,135	$8,537
State	968	960	(542)
Deferred:
Federal	(3,274)	(8,101)	(3,252)
State	(295)	14	(250)

Total	$4,350	$(992)	$4,493

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Securities, derivative transactions and defined benefit pension plan unrecognized items	$1,682	$(3,655)	$2,799

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2010	2009	2008
Deferred tax assets:
Allowance for loan losses	$22,686	$22,431	$18,601
Compensation and benefits	2,628	3,476	5,932
Allowance for acquired loans	4	535	592
Depreciation and amortization	—	—	908
Purchase accounting adjustments	627	876	1,323
Non accrual interest income	1,367	963	665
Tax credit carryforwards	11,667	8,867	5,858
Federal net operating loss carryforwards	959	1,269	1,271
Other	3,012	1,071	442

Gross deferred tax assets	42,950	39,488	35,592

Deferred tax liabilities:
Depreciation and amortization	(982)	(781)	—
Accretion on securities	(2,974)	(1,590)	(1,440)
FHLB stock dividends	(578)	(898)	(1,134)
Mortgage servicing rights	(841)	(1,152)	(1,608)
Deferred loan fees and costs	(243)	(546)	(2,468)
Fair value adjustments on securities available-for-sale and derivatives	(5,339)	(7,777)	(6,557)

Gross deferred tax liabilities	(10,957)	(12,744)	(13,207)

Net deferred tax assets	$31,993	$26,744	$22,385

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $8.7 million of general business credit carryforwards which expire between 2027 and 2030. WesBanco also has $3.0 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has a deferred tax asset of approximately $1.0 million which represents the tax effect of federal net operating loss carryforwards which expire between 2024 and 2025.

As a result of the Western Ohio, Winton and Oak Hill acquisitions, retained earnings at December 31, 2010 and 2009 include $11.8 million, representing the qualifying and non-qualifying tax bad debt reserves of Western Ohio, Winton and Oak Hill as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $4.7 million for 2010 and 2009. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $1.2 million, $2.3 million, and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010 and December 31, 2009, WesBanco had approximately $1.0 million and $1.2 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2010, $0.9 million of these tax benefits would affect the effective tax rate if recognized. As of December 31, 2010 and December 31, 2009, accrued interest related to uncertain tax positions was $0.1 million, net of the related federal tax benefit. WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as various state income tax jurisdictions. WesBanco is no longer subject to such examinations for years prior to 2007. WesBanco anticipates that a reduction in the unrecognized tax benefits of up to $0.4 million may occur in the next twelve months from the expiration of statutes of limitations.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Balance at beginning of year	$1,165	$1,351	$2,269
Additions based on tax positions related to the current year	127	128	256
Reductions for tax positions of prior years	(14)	(68)	(270)
Reductions due to the statute of limitations	(329)	(246)	(701)
Settlements	—	—	(203)

Balance at end of year	$949	$1,165	$1,351

NOTE 16. FAIR VALUE MEASUREMENTS

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

Other real estate owned and repossessed assets: Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. The use of management’s best judgment is a significant input in arriving at the fair value measure of the underlying collateral and therefore other real estate owned and repossessed assets are classified within level 3 of the fair value hierarchy.

Loans held for sale: Loans held for sale are carried, in aggregate, at the lower of cost or fair value. The use of a valuation model and management’s best judgment are significant inputs in arriving at the fair value and therefore loans held for sale are classified within level 3 of the fair value hierarchy.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)	Asset at Fair Value	December 31, 2010 Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities—available-for-sale
Other government agencies	$363,135	$—	$363,135	$—
Corporate debt securities	25,583	—	25,583	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	353,345	—	353,345	—
Obligations of state and political subdivisions	210,808	—	210,740	68
Equity securities	4,610	2,884	1,726	—

Total securities—available-for-sale	$957,481	$2,884	$954,529	$68

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and 2 for the year ending December 31, 2010.

At the close of business on April 30, 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio. All securities transferred were previously classified as level 2 securities except for two securities classified as level 3 totaling $0.8 million.

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

(in thousands)	Other residential collateralized mortgage obligations	Obligations of state and political subdivisions	Equity securities	Total
For the Year ended December 31, 2010:
Beginning balance	$33	$1,401	$242	$1,676
Transfers out of Level 3	(19)	(815)	(242)	(1,076)
Total gains and losses included in other comprehensive income	3	(7)	—	(4)
Settlements	(17)	(511)	—	(528)

Ending balance	$—	$68	$—	$68

For the Year ended December 31, 2009:
Beginning balance	$55	$1,446	$267	$1,768
Transfers out of Level 3	—	—	(25)	(25)
Total gains and losses included in other comprehensive income	(14)	143	—	129
Settlements	(8)	(188)	—	(196)

Ending balance	$33	$1,401	$242	$1,676

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

		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Impaired loans (1)	$37,960	$—	$—	$37,960
Other real estate owned and repossessed assets (2)	8,069	—	—	8,069
Mortgage servicing rights (3)	1,675	—	—	1,675
Loans held for sale (4)	10,800	—	—	10,800

December 31, 2009
Impaired loans (1)	$22,158	$—	$—	$22,158
Other real estate owned and repossessed assets (2)	8,691	—	—	8,691
Mortgage servicing rights (3)	2,407	—	—	2,407
Loans held for sale (4)	9,441	—	—	9,441

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value and management’s judgment of the value of collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore carried at their fair value as determined from independent valuations.
(4)	Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

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

Fair value is determined at one point in time and is not representative of future value. These amounts do not reflect the total value of a going concern organization. Management does not have the intention to dispose of a significant portion of its financial instruments and, therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

The following table represents the estimates of fair value of financial instruments:

	December 31,
	2010		2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$79,136	$79,136	$82,867	$82,867
Securities available-for-sale	957,481	957,481	1,261,804	1,261,804
Securities held-to-maturity	468,710	465,902	1,450	1,443
Net loans	3,227,625	3,070,061	3,409,786	3,273,207
Loans held for sale	10,800	10,800	9,441	9,441
Accrued interest receivable	20,536	20,536	20,048	20,048
Bank owned life insurance	106,502	106,502	103,637	103,637
Financial liabilities:
Deposits	4,172,423	4,201,934	3,974,233	3,984,671
Federal Home Loan Bank borrowings	253,606	263,983	496,393	500,336
Other borrowings	187,385	189,094	188,522	184,512
Junior subordinated debt	106,034	55,397	111,176	58,144
Accrued interest payable	6,559	6,559	9,208	9,208

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and due from banks—The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities—Fair values for securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used. If quoted prices of similar instruments are not available, the fair value is generated from model based techniques using assumptions not observable in the market.

Net loans—Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity. In the current market environment for loans, investors are generally requiring a much higher rate of return then the return inherent in loans if held to maturity given the general lack of market liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.

Loans held for sale—Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

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

NOTE 18. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Net income	$35,611	$23,933	$38,117
Securities available-for-sale:
Net change in unrealized (losses) gains on securities available-for-sale	(801)	9,313	10,205
Related income tax benefit (expense) (1)	433	(3,478)	(3,632)
Unrealized gains on securities transferred from available-for-sale to held-to-maturity	(8,877)	—	—
Related income tax expense (1)	3,256	—	—
Net securities gains reclassified into earnings	(3,362)	(6,046)	(1,556)
Related income tax expense (1)	1,233	2,258	554

Net effect on other comprehensive income for the period	(8,118)	2,047	5,571

Securities held-to-maturity:
Unrealized gains on securities transferred from available-for-sale to held-to-maturity	8,877	—	—
Related income tax expense (1)	(3,256)	—	—
Amortization of unrealized gain previously recognized in other comprehensive income	(2,106)	—	—
Related income tax expense (1)	773	—	—

Net effect on other comprehensive income for the period	4,288	—	—

Cash flow hedge derivatives:
Net change in unrealized gains on derivatives	—	—	59
Related income tax expense (1)	—	—	(23)

Net effect on other comprehensive income for the period	—	—	36

Defined benefit pension plan:
Amortization of prior service costs	(117)	(117)	(117)
Related income tax benefit (1)	43	43	43
Recognition of unrealized gain (loss)	1,886	6,636	(16,022)
Related income tax (expense) benefit (1)	(800)	(2,478)	5,857

Net effect on other comprehensive income for the period	1,012	4,084	(10,239)

Total other comprehensive income (loss)	(2,818)	6,131	(4,632)

Comprehensive income	$32,793	$30,064	$33,485

(1)	Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The activity in accumulated other comprehensive income for the years ended December 31, 2010, 2009 and 2008 is as follows:

(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivative Instruments Used in Cash Flow Hedging Relationships	Total
Balance at December 31, 2007	$(3,893)	$5,379	$—	$(36)	$1,450
Period change, net of tax	(10,239)	5,571	—	36	(4,632)

Balance at December 31, 2008	$(14,132)	$10,950	$—	$—	$(3,182)

Period change, net of tax	4,084	2,047	—	—	6,131

Balance at December 31, 2009	$(10,048)	$12,997	$—	$—	$2,949

Period change, net of tax	1,012	(8,118)	4,288	—	(2,818)

Balance at December 31, 2010	$(9,036)	$4,879	$4,288	$—	$131

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

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million as of both December 31, 2010 and 2009, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2010	2009
Commitments to extend credit	$648,839	$710,871
Standby letters of credit	35,794	34,488
Affordable housing plan guarantees	4,255	4,366

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

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”) is a Certified Development Entity (“CDE”) with $60 million of new markets tax credits (“NMTC”). The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20 percent and/or median family incomes that are less than or equal to 80 percent of the area median family income.

The credit provided to the investor totals 39 percent of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to five percent of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to six percent of the total amount the investor paid to the CDE for each QEI. WesBanco will be eligible to receive $23.4 million in tax credits over the seven-year credit allowance period for its investment of up to $60.0 million in WBCDC. At December 31, 2010, a total of $44.0 million of the $60.0 million in NMTC authority had been invested in WBCDC with $14.0 million invested in 2010.

WesBanco Bank recognized $2.4 and $1.7 million in new markets tax credits in its income tax provision for the years ended December 31, 2010 and 2009, respectively. The following table sets forth the new markets tax credits expected to be claimed by WesBanco Bank on its federal income tax returns for years 2011 through 2014 with respect to aggregate QEI amounts invested as of December 31, 2010. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return. An additional $16.0 million of QEI’s are expected to be invested in WBCDC over the next three years.

(in thousands)	Aggregate QEI Amount	New Markets Tax Credit
Year		2011	2012	2013	2014
2004	$10,000	$—	$—	$—	$—
2005	10,000	600	—	—	—
2008	7,500	450	450	450	450
2009	2,500	125	150	150	150
2010	14,000	700	700	840	840

Total	$44,000	$1,875	$1,300	$1,440	$1,440

The new markets tax credits claimed by WesBanco Bank, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	if less than substantially all (generally defined as 85%) of the QEI proceeds are not used by WBCDC to make qualified low income community investments;

•	WBCDC ceases to be a CDE; or

•	WBCDC redeems its QEI investment prior to the end of the current credit allowance periods.

At December 31, 2010, 2009 and 2008 none of the above recapture events had occurred, nor in the opinion of management are such events likely to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2010, and the results of its operations and cash flows for the year ended December 31, 2010.

BALANCE SHEET

(in thousands)	December 31, 2010
Assets
Cash and due from banks	$20,256
Loans, net of allowance for loan losses of $183	30,743
Other assets	123

Total Assets	$51,122

Liabilities	$428
Shareholders’ Equity	50,694

Total Liabilities and Shareholders’ Equity	$51,122

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2010
Interest income
Loans	$1,303
Other	—

Total interest income	1,303
Provision for loan losses	(28)

Net interest income after provision for loan losses	1,331
Non-interest expense	—

Income before taxes	1,331
Provision for income taxes	520

Net income	$811

STATEMENT OF CASH FLOWS

(in thousands)	For the year ended December 31, 2010
Operating Activities
Net income	$811
Provision for losses on loans	(28)
Net change in other assets	273
Net change in liabilities	255

Net cash provided by operating activities	1,311

Investing Activities
Increase in loans	(2,826)

Net cash used in investing activities	(2,826)

Financing Activities
Qualified equity investment by parent company	14,000

Net cash provided by financing activities	14,000

Net increase in cash and cash equivalents	12,485
Cash and cash equivalents at beginning of year	7,771

Cash and cash equivalents at end of year	$20,256

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $6.6 million, $16.5 million and $15.8 million as of December 31, 2010, 2009, and 2008, respectively. During 2010, $5.6 million in related party loans were funded, $5.5 million were repaid and $10.0 million were no longer considered related party interests. At December 31, 2010, 2009 and 2008, none of the outstanding related party loans were past due 90 days or more, renegotiated or considered to be non-accrual.

NOTE 22. REGULATORY MATTERS

The Federal Reserve is the primary regulator for WesBanco. WesBanco Bank is a state non-member bank regulated by the FDIC. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years, less any required transfers to the surplus fund. As of December 31, 2010, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $4.8 million from WesBanco Bank.

WesBanco and its banking subsidiary are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balances was $5.0 million during both 2010 and 2009.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and its banking subsidiary were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2010 and 2009. There are no conditions or events since December 31, 2010 that management believes have changed WesBanco’s “well-capitalized” category.

WesBanco currently has $106.0 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $103.0 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 Capital until they mature.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

	Minimum Value (1)		Well Capitalized (2)	December 31, 2010		December 31, 2009
(dollars in thousands)				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00	%(3)	N/A	$428,001	8.35%	$410,176	7.86%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	428,001	11.94%	410,176	11.12%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	473,020	13.20%	456,492	12.37%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%		5.00%	$398,171	7.80%	$391,551	7.52%
Tier 1 Capital to Risk-Weighted Assets	4.00%		6.00%	398,171	11.15%	391,551	10.67%
Total Capital to Risk-Weighted Assets	8.00%		10.00%	443,013	12.41%	437,608	11.93%

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
ASSETS
Cash and short-term investments	$12,816	$3,980
Investment in subsidiaries—Bank	679,304	677,553
Investment in subsidiaries—Nonbank	5,698	5,480
Securities available-for-sale, at fair value	2,393	2,143
Other assets	15,411	14,756

Total Assets	$715,622	$703,912

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$106,034	$111,176
Dividends payable and other liabilities	2,725	4,020

Total Liabilities	108,759	115,196
SHAREHOLDERS’ EQUITY	606,863	588,716

Total Liabilities and Shareholders’ Equity	$715,622	$703,912

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2010	2009	2008
Dividends from subsidiaries—Bank	$33,500	$73,500	$45,000
Dividends from subsidiaries—Nonbank	333	250	500
Income from securities	108	110	193
Net securities (losses) gains	(41)	(176)	638
Other income	(243)	158	150

Total income	33,657	73,842	46,481
Total expense	5,465	7,477	9,671

Income before income tax benefit and undistributed net income of subsidiaries	28,192	66,365	36,810
Income tax benefit	(2,292)	(3,021)	(3,590)

Income before excess dividends of subsidiaries	30,484	69,386	40,400
Equity in undistributed net income (excess dividends of subsidiaries)	5,127	(45,453)	(2,283)

Net income	$35,611	$23,933	$38,117

Preferred dividends and expense associated with unamortized discount and issuance costs	—	5,233	293

Net income available to common shareholders	$35,611	$18,700	$37,824

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$35,611	$23,933	$38,117
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed net income) excess dividends of subsidiaries	(5,127)	45,453	2,283
Losses (gains) on securities	41	176	(638)
(Increase) decrease in other assets	(568)	6,413	(3,256)
Other—net	(1,268)	507	3,433

Net cash provided by operating activities	28,689	76,482	39,939

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	—	—	1,748
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	—	(600)	(25,200)

Net cash used in investing activities	—	(600)	(23,452)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrant	—	—	75,000
Repurchase of preferred stock	—	(75,000)	—
Repurchase of common stock warrant	—	(950)	—
Repayment of junior subordinated debt	(5,000)	—	—
Decrease in borrowings	—	—	(50,673)
Treasury shares sold—net	30	111	339
Dividends paid to common and preferred shareholders	(14,883)	(28,896)	(29,615)

Net cash used in financing activities	(19,853)	(104,735)	(4,949)

Net increase (decrease) in cash and cash equivalents	8,836	(28,853)	11,538
Cash and short-term investments at beginning of year	3,980	32,833	21,295

Cash and short-term investments at end of year	$12,816	$3,980	$32,833

NOTE 24. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $2.9 billion, $2.7 billion and $2.4 billion at December 31, 2010, 2009, and 2008, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed Financial Information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2010:
Interest income	$236,528	$—	$236,528
Interest expense	70,436	—	70,436

Net interest income	166,092	—	166,092
Provision for loan losses	44,578	—	44,578

Net interest income after provision for loan losses	121,514	—	121,514
Non-interest income	43,764	15,835	59,599
Non-interest expense	131,527	9,625	141,152

Income before provision for income taxes	33,751	6,210	39,961
Provision for income taxes	1,866	2,484	4,350

Net income	$31,885	$3,726	$35,611

For the year ended December 31, 2009:
Interest income	$257,364	$—	$257,364
Interest expense	98,992	—	98,992

Net interest income	158,372	—	158,372
Provision for loan losses	50,372	—	50,372

Net interest income after provision for loan losses	108,000	—	108,000
Non-interest income	50,843	13,746	64,589
Non-interest expense	140,345	9,303	149,648

Income before provision for income taxes	18,498	4,443	22,941
Provision for income taxes	(2,769)	1,777	(992)

Net income	$21,267	$2,666	$23,933

For the year ended December 31, 2008:
Interest income	$281,766	$—	$281,766
Interest expense	121,229	—	121,229

Net interest income	160,537	—	160,537
Provision for loan losses	32,649	—	32,649

Net interest income after provision for loan losses	127,888	—	127,888
Non-interest income	42,463	14,883	57,346
Non-interest expense	132,899	9,725	142,624

Income before provision for income taxes	37,452	5,158	42,610
Provision for income taxes	2,430	2,063	4,493

Net income	$35,022	$3,095	$38,117

Total non-fiduciary assets of the trust and investment services segment were $2.1 million, $1.4 million, and $1.6 million at December 31, 2010, 2009, and 2008, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 25. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2010 and 2009.

	2010 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$60,565	$59,597	$58,576	$57,795	$236,528
Interest expense	19,932	18,449	16,590	15,469	70,436

Net interest income	40,633	41,148	41,986	42,326	166,092
Provision for loan losses	11,500	11,675	11,778	9,625	44,578

Net interest income after provision for loan losses	29,133	29,473	30,208	32,701	121,514
Non-interest income	13,636	13,687	13,995	14,919	56,237
Net securities gains	1,405	898	981	78	3,362
Non-interest expense	35,394	34,567	35,681	35,511	141,152

Income before income taxes	8,780	9,491	9,503	12,187	39,961
Provision for income taxes	870	1,253	350	1,877	4,350

‘Net income available to common shareholders	$7,910	$8,238	$9,153	$10,310	$35,611

Earnings per common share—basic	$0.30	$0.31	$0.34	$0.39	$1.34

Earnings per common share—diluted	$0.30	$0.31	$0.34	$0.39	$1.34

	2009 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$63,201	$66,079	$65,212	$62,871	$257,364
Interest expense	25,074	26,828	24,783	22,306	98,992

Net interest income	38,127	39,251	40,429	40,565	158,372
Provision for loan losses	9,550	10,269	16,200	14,353	50,372

Net interest income after provision for loan losses	28,577	28,982	24,229	26,212	108,000
Non-interest income	12,294	13,847	17,226	15,175	58,543
Net securities gains	142	2,462	1,329	2,113	6,046
Non-interest expense	34,812	39,545	37,705	37,585	149,648

Income before income taxes	6,201	5,746	5,079	5,915	22,941
Provision for income taxes	752	2	(363)	(1,382)	(992)

Net income	$5,449	$5,744	$5,442	$7,297	$23,933

Preferred dividends	1,055	1,057	3,121	—	5,233

Net income available to common shareholders	$4,394	$4,687	$2,321	$7,297	$18,700

Earnings per common share—basic	$0.17	$0.18	$0.09	$0.27	$0.70

Earnings per common share—diluted	$0.17	$0.18	$0.09	$0.27	$0.70

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2010, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

The information required by this Item 10 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Election of Directors, Continuing Directors, Executive Officers of the Corporation, Section 16(a) Beneficial Ownership Reporting Compliance and Audit Committee.

CODE OF ETHICS

WesBanco has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including WesBanco’s Chief Executive Officer, Chief Financial Officer, Controller and other executive officers. WesBanco’s “Code of Business Conduct and Ethics” can be found posted on our website at http://www.wesbanco.com in the “About Us” section under “Investor Relations” under “Governance Documents”. WesBanco intends to disclose any changes or amendments to or waivers from this code of ethics on its website as well as the required filing of Form 8-K, under Item 5.05.

WesBanco will provide a printed copy, free of charge, of WesBanco’s Code of Ethics to any shareholder requesting such information. To obtain a copy of WesBanco’s Code of Ethics, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003. (304) 234-9201

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Summary Compensation Table, Meetings of Board of Directors and Committees and Compensation of Members, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Compensation Discussion and Analysis, Annual Incentive Awards and certain other sections.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 (other than the information provided below under the heading Equity Compensation Plan Information) is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Summary Compensation Table, Ownership of Securities by Directors, Nominees and Officers and Beneficial Owners of More Than 5% of the Common Stock of the Corporation.

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	406,711	$23.48	913,319
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Transactions with Directors and Officers and Election of Directors. Additional information concerning related party transactions is set forth in the Annual Report under Note 21, “Transactions with Related Parties” in the Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the applicable information in our Proxy Statement set forth under the heading Independent Auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

(1) CONSOLIDATED FINANCIAL STATEMENTS: Reference is made to Part II—Item 8, of this Annual Report on Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES: No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Branch Purchase and Assumption Agreement, dated January 21, 2009, by and between WesBanco, Inc., and AmTrust Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2009.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location:
4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location:
4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.27	Notice of redemption to the holders of Oak Hill Capital Trust I 10 7/8% Fixed Rate Capital Pass-Thru Securities®	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 22, 2010.

10.2	Employment Agreements with Paul M. Limbert, John W. Moore and Jerome B. Schmitt.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

10.4	Employment Continuity Agreement with Larry G. Johnson.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.

10.5	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Edward M. George.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.6	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

Exhibit Number	Document	Location:
10.7	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.8	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.9	Revolving Credit Agreement dated July 12, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

10.10	Amendment, dated June 8, 2009, to the Amended and Restated Credit Agreement, dated July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 10, 2009.

10.11	Amended and Restated Credit Agreement, dated September 16, 2009, to the Amended and Restated Credit Agreement dated as of July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 21, 2009.

10.12	Amendment, dated August 9, 2010, to the Amended and Restated Credit Agreement dated September 16, 2009, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010.

10.13	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.14	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Dennis G. Powell and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.15	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert, John W. Moore and Jerome B. Schmitt. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M. Limbert ($100,000); John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location:
10.17

Form of Amended and Restated Salary Continuation Agreement—With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000);

Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).**

Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.18	Amended and Restated WesBanco, Inc. KSOP.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.19	WesBanco, Inc. Deferred Compensation Plan—For Directors and Eligible Employees (as amended).**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.20	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.21	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Robert H. Young, Dennis G. Powell, Jerome B. Schmitt and Bernard B. Twigg.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.22	Amendment No. 1, Second Amendment, and Third Amendment to the WesBanco, Inc., KSOP.**	Incorporated by reference to Form S-8 filed by the Registrant with the Securities and Exchange Commission on April 24, 2009.

10.23	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and each of Paul M. Limbert, Robert H. Young, Dennis G. Powell, and Jerome B. Schmitt.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.24	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Stock Option Agreement.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.25	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Restricted Stock Agreement.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 2, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

Exhibit Number	Document	Location:
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 1, 2011.

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

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

Ray A. Byrd	D. Bruce Knox
R. Peterson Chalfant	Jay T. McCamic
Christopher V. Criss	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Henry L. Schulhoff
John W. Fisher II	Joan C. Stamp
Ernest S. Fragale	Reed J. Tanner
John D. Kidd	Donald P. Wood
Vaughn L. Kiger