Form 10-Q
period 2011-04-27
WESBANCO INC
filed 2011-04-27
CIK 203596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐                                                                                                           Accelerated filer ☑
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                                                                                                                          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

As of April 26, 2011, there were 26,593,510 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

	WESBANCO, INC.
	TABLE OF CONTENTS

Item No.	ITEM	Page No.

	PART I - FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3	Quantitative and Qualitative Disclosures About Market Risk	37

4	Controls and Procedures	39

	PART II – OTHER INFORMATION
1	Legal Proceedings	40

2	Unregistered Sales of Equity Securities and Use of Proceeds	40

6	Exhibits	41

	Signatures	42

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WESBANCO, INC. CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(unaudited, in thousands, except shares and per share amounts)	2011	2010

ASSETS
Cash and due from banks, including interest bearing amounts of $13,712 and $21,894, respectively	$ 97,076	$ 79,136
Securities:
Available-for-sale, at fair value	935,600	957,481
Held-to-maturity (fair values of $531,581 and $465,902, respectively)	531,284	468,710
Total securities	1,466,884	1,426,191
Loans held for sale	4,087	10,800
Portfolio loans, net of unearned income	3,243,244	3,288,676
Allowance for loan losses	(61,440)	(61,051)
Net portfolio loans	3,181,804	3,227,625
Premises and equipment, net	84,952	85,928
Accrued interest receivable	21,599	20,536
Goodwill and other intangible assets, net	284,941	285,559
Bank-owned life insurance	107,397	106,502
Other assets	120,112	119,181
Total Assets	$ 5,368,852	$ 5,361,458

LIABILITIES
Deposits:
Non-interest bearing demand	$ 611,496	$ 591,052
Interest bearing demand	511,168	481,129
Money market	887,803	854,836
Savings deposits	558,800	530,701
Certificates of deposit	1,642,942	1,714,705
Total deposits	4,212,209	4,172,423
Federal Home Loan Bank borrowings	232,247	253,606
Other short-term borrowings	168,014	187,385
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,042	106,034
Total borrowings	506,303	547,025
Accrued interest payable	6,035	6,559
Other liabilities	32,327	28,588
Total Liabilities	4,756,874	4,754,595

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2011
and 2010; outstanding: 26,593,510 and 26,586,953 shares in 2011 and 2010, respectively	55,487	55,487
Capital surplus	191,919	191,987
Retained earnings	367,766	361,513
Treasury stock (40,338 and 46,895 shares in 2011 and 2010, respectively, at cost)	(919)	(1,063)
Accumulated other comprehensive income	(1,101)	131
Deferred benefits for directors	(1,174)	(1,192)
Total Shareholders' Equity	611,978	606,863
Total Liabilities and Shareholders' Equity	$ 5,368,852	$ 5,361,458

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended
	March 31,
(unaudited, in thousands, except shares and per share amounts)	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$ 44,348	$ 48,375
Interest and dividends on securities:
Taxable	8,708	9,111
Tax-exempt	2,986	2,994
Total interest and dividends on securities	11,694	12,105
Other interest income	56	85
Total interest and dividend income	56,098	60,565
INTEREST EXPENSE
Interest bearing demand deposits	503	670
Money market deposits	1,572	1,943
Savings deposits	488	602
Certificates of deposit	8,050	10,160
Total interest expense on deposits	10,613	13,375
Federal Home Loan Bank borrowings	2,026	4,334
Other short-term borrowings	1,182	1,178
Junior subordinated debt owed to unconsolidated subsidiary trusts	801	1,045
Total interest expense	14,622	19,932
NET INTEREST INCOME	41,476	40,633
Provision for credit losses	8,041	11,500
Net interest income after provision for credit losses	33,435	29,133
NON-INTEREST INCOME
Trust fees	4,762	4,058
Service charges on deposits	4,222	5,317
Electronic banking fees	2,284	1,915
Net securities brokerage and insurance services revenue	1,721	1,852
Bank-owned life insurance	895	944
Net securities gains	17	1,405
Net losses on other real estate owned and other assets	(545)	(1,530)
Other income	1,148	1,080
Total non-interest income	14,504	15,041
NON-INTEREST EXPENSE
Salaries and wages	13,585	13,214
Employee benefits	5,224	4,997
Net occupancy	2,921	3,060
Equipment	2,300	2,604
Marketing	1,005	630
FDIC insurance	1,654	1,605
Amortization of intangible assets	618	699
Restructuring and merger-related expenses	-	200
Other operating expenses	8,184	8,385
Total non-interest expense	35,491	35,394
Income before provision for income taxes	12,448	8,780
Provision for income taxes	2,208	870
NET INCOME	$ 10,240	$ 7,910
EARNINGS PER COMMON SHARE
Basic	$ 0.39	$ 0.30
Diluted	$ 0.39	$ 0.30
AVERAGE SHARES OUTSTANDING
Basic	26,589,013	26,567,653
Diluted	26,590,410	26,568,172
DIVIDENDS DECLARED PER COMMON SHARE	$ 0.15	$ 0.14

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011 and 2010
						Accumulated
						Other	Deferred
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
January 1, 2011	26,586,953	$ 55,487	$ 191,987	$ 361,513	$ (1,063)	$ 131	$ (1,192)	$ 606,863
Net income				10,240				10,240
Other comprehensive income (1)						(1,232)		(1,232)
Total comprehensive income								9,008
Common dividends
declared ($0.15 per share)				(3,987)				(3,987)
Stock options exercised	1,775		(13)		39			26
Restricted stock granted	4,782		(105)		105			-
Stock compensation expense			68					68
Deferred benefits for directors- net			(18)				18	-
March 31, 2011	26,593,510	$ 55,487	$ 191,919	$ 367,766	$ (919)	$ (1,101)	$ (1,174)	$ 611,978

January 1, 2010	26,567,653	$ 55,487	$ 192,268	$ 340,788	$ (1,498)	$ 2,949	$ (1,278)	$ 588,716
Net income				7,910				7,910
Other comprehensive income (1)						3,567		3,567
Total comprehensive income								11,477
Common dividends
declared ($0.14 per share)				(3,720)				(3,720)
March 31, 2010	26,567,653	$ 55,487	$ 192,268	$ 344,978	$ (1,498)	$ 6,516	$ (1,278)	$ 596,473

(1) Other comprehensive income in 2010 and 2011 consists primarily of the net change in unrealized gains and losses in available-for-sale securities.

See Consolidated Notes to Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2011	2010
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 30,527	$ 24,242
INVESTING ACTIVITIES:
Securities available-for-sale:
Proceeds from sales	-	66,025
Proceeds from maturities, prepayments and calls	70,856	104,996
Purchases of securities	(51,739)	(115,255)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	21,827	-
Purchases of securities	(85,344)	-
Net decrease in loans	36,740	25,828
Purchases of premises and equipment – net	(540)	(153)
Net cash (used in) provided by investing activities	(8,200)	81,441
FINANCING ACTIVITIES:
Net increase in deposits	39,823	67,457
Proceeds from Federal Home Loan Bank borrowings	-	20,000
Repayment of Federal Home Loan Bank borrowings	(21,257)	(99,268)
Decrease in other short-term borrowings	(19,258)	(7,226)
Decrease in federal funds purchased	-	(5,000)
Dividends paid to common shareholders	(3,721)	(3,720)
Treasury shares sold – net	26	-
Net cash used in financing activities	(4,387)	(27,757)
Net increase in cash and cash equivalents	17,940	77,926
Cash and cash equivalents at beginning of the period	79,136	82,867
Cash and cash equivalents at end of the period	$ 97,076	$ 160,793
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$ 15,146	$ 21,822
Income taxes paid	1,500	-
Transfers of loans to other real estate owned	539	1,340

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION— The accompanying unaudited interim financial statements of WesBanco, Inc. (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS— In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to improve disclosures about the credit quality of financing receivables and the allowance for credit losses.  Companies are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators disaggregated by portfolio segment and class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  Required disclosures specifically related to troubled debt restructurings were deferred in an accounting pronouncement issued in January 2011.  The effect of this pronouncement is included in these notes to the financial statements, and the adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In April 2011, the FASB issued an accounting pronouncement which clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively in the first interim period beginning on or after June 15, 2011.  The disclosures relating to troubled debt restructurings will be required in the first interim period beginning on or after June 15, 2011.  The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In January 2010, the FASB issued an accounting pronouncement to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended
	March 31,
(unaudited, in thousands, except shares and per share amounts)	2011	2010
Numerator for both basic and diluted earnings per common share:
Net income	$ 10,240	$ 7,910

Denominator:
Total average basic common shares outstanding	26,589,013	26,567,653
Effect of dilutive stock options	1,397	519
Total diluted average common shares outstanding	26,590,410	26,568,172

Earnings per common share - basic	$ 0.39	$ 0.30
Earnings per common share - diluted	$ 0.39	$ 0.30

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
Other government agencies	$ 364,717	$ 1,017	$ (5,582)	$ 360,152	$ 367,150	$ 1,436	$ (5,451)	$ 363,135
Corporate debt securities	22,677	16	(212)	22,481	25,775	12	(204)	25,583
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	329,069	7,973	(819)	336,223	344,787	9,412	(854)	353,345
Obligations of state and political subdivisions	208,862	4,264	(1,271)	211,855	208,198	4,321	(1,711)	210,808
Total debt securities	925,325	13,270	(7,884)	930,711	$ 945,910	$ 15,181	$ (8,220)	$ 952,871
Equity securities	4,140	749	-	4,889	3,787	823	-	4,610
Total available-for-sale securities	$ 929,465	$ 14,019	$ (7,884)	$ 935,600	$ 949,697	$ 16,004	$ (8,220)	$ 957,481
Held-to-maturity
Corporate debt securities	$ 1,452	$ 67	$ -	$ 1,519	$ 1,451	$ 90	$ -	$ 1,541
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	254,014	1,657	(306)	255,365	202,062	1,721	(14)	203,769
Other residential collateralized mortgage obligations	1,058	13	-	1,071	1,224	14	-	1,238
Obligations of state and political subdivisions	274,760	1,858	(2,992)	273,626	263,973	973	(5,592)	259,354
Total held-to-maturity securities	$ 531,284	$ 3,595	$ (3,298)	$ 531,581	$ 468,710	$ 2,798	$ (5,606)	$ 465,902
Total securities	$ 1,460,749	$ 17,614	$ (11,182)	$ 1,467,181	$ 1,418,407	$ 18,802	$ (13,826)	$ 1,423,383

At March 31, 2011, and December 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the maturity distribution of available-for-sale and held-to-maturity securities at fair value:

	March 31, 2011
		After One But	After Five But
(unaudited, in thousands)	Within One Year	Within Five Years	Within Ten Years	After Ten Years	Total
Available-for-sale
Other government agencies	$ 131,298	$ 76,909	$ 68,345	$ 83,600	$ 360,152
Corporate debt securities	3,466	15,189	3,826	-	22,481
Residential mortgage-backed securities and
collateralized mortgage obligations of
government agencies (1)	17,333	280,451	37,125	1,314	336,223
Obligations of states and political subdivisions	61,429	80,990	44,711	24,725	211,855
Equity securities	-	-	-	4,889	4,889
Total available-for-sale securities	$ 213,526	$ 453,539	$ 154,007	$ 114,528	$ 935,600
Held-to-maturity (2)
Corporate debt securities	$ -	$ -	$ -	$ 1,519	$ 1,519
Residential mortgage-backed securities and
collateralized mortgage obligations of
government agencies (1)	2,366	212,432	81	40,486	255,365
Other residential collateralized mortgage
obligations (1)	-	1,071	-	-	1,071
Obligations of states and political subdivisions	15,290	38,525	115,689	104,122	273,626
Total held-to-maturity securities	$ 17,656	$ 252,028	$ 115,770	$ 146,127	$ 531,581
Total securities	$ 231,182	$ 705,567	$ 269,777	$ 260,655	$ 1,467,181
(1) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on estimated average lives or repricing information.
(2) The held-to-maturity portfolio is carried at an amortized cost of $531.3 million.

Securities with aggregate par values of $661.0 million and $621.4 million at March 31, 2011 and December 31, 2010, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase.  Proceeds from the sale of available-for-sale securities were $66.0 million for the three months ended March 31, 2010.  There were no sales from the portfolio for the three months ended March 31, 2011.   Net unrealized security gains on the available-for-sale portfolio were $6.1 million and $7.8 million for March 31, 2011 and December 31, 2010.  These unrealized gains were recognized in other comprehensive income, net of tax.  For the three months ended March 31, 2011, gross security gains were $22,000 and gross losses of $5,000 were recorded due to the write down of one equity security.  For the three months ended March 31, 2010, gross security gains on available-for-sale securities were $1.4 million with no realized losses.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 233,337	$ (5,582)	28	$ -	$ -	-	$ 233,337	$ (5,582)	28
Corporate debt securities	16,968	(212)	6	-	-	-	16,968	(212)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	159,682	(1,110)	27	573	(15)	1	160,255	(1,125)	28
Obligations of states and political subdivisions	190,494	(4,249)	206	342	(14)	2	190,836	(4,263)	208
Total temporarily impaired securities	$ 600,481	$ (11,153)	267	$ 915	$ (29)	3	$ 601,396	$ (11,182)	270

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Other government agencies	$ 190,252	$ (5,451)	21	$ -	$ -	-	$ 190,252	$ (5,451)	21
Corporate debt securities	20,033	(204)	8	-	-	-	20,033	(204)	8
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	97,174	(855)	20	578	(13)	1	97,752	(868)	21
Obligations of states and political subdivisions	223,324	(7,290)	255	342	(13)	2	223,666	(7,303)	257
Total temporarily impaired securities	$ 530,783	$ (13,800)	304	$ 920	$ (26)	3	$ 531,703	$ (13,826)	307

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) stock totaling $26.1 million and $28.0 million at March 31, 2011 and December 31, 2010, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

In 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice.  However, the FHLB of Pittsburgh announced on October 28, 2010 that the suspension on the repurchase of excess capital stock would be partially lifted, and future excess capital stock repurchases would be reviewed on a quarter-to-quarter basis.  The suspension of dividends was not affected by the announcement. The FHLB of Pittsburgh stock owned by WesBanco totaling $23.8 million and $25.0 million at March 31, 2011 and December 31, 2010, respectively, does not have a readily determinable fair value and is recorded as a cost method investment in other assets on the Consolidated Balance Sheet, and is held primarily to serve as collateral on FHLB borrowings.  Although the FHLB of Pittsburgh has suspended dividends and only partially lifted the suspension on the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, and have remained in compliance with statutory and regulatory requirements.  Accordingly, as of March 31, 2011, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired.  At March 31, 2011, WesBanco held excess capital stock of $6.8 million that remains to be repurchased by the FHLB of Pittsburgh.  The FHLB of Pittsburgh stock declined from December 31, 2010 to March 31, 2011 due to stock repurchases during the period.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.1 million at March 31, 2011 and December 31, 2010.

The following table summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio.

	For the Three Months Ended
	March 31,								March 31,
	2011								2010
	Commercial
	Real Estate -	Commercial
	Land and	Real Estate -	Commercial	Residential	Home		Deposit
(unaudited, in thousands)	Construction	Other	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total	Total
Balance at beginning of year:
Allowance for loan losses	$ 4,701	$ 30,836	$ 10,793	$ 5,950	$ 2,073	$ 5,641	$ 1,057	$ 61,051	$ 61,160
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404	195
Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355
Provision for credit losses:
Provision for loan losses	5,480	(860)	1,873	1,197	381	576	40	8,687	11,500
Provision for loan commitments	(376)	(260)	(10)	(1)	1	-	-	(646)	-
Total provision for credit losses	5,104	(1,120)	1,863	1,196	382	576	40	8,041	11,500
Charge-offs	(4,352)	(1,834)	(894)	(997)	(256)	(1,085)	(173)	(9,591)	(7,740)
Recoveries	3	495	153	232	7	307	96	1,293	705
Net charge-offs	(4,349)	(1,339)	(741)	(765)	(249)	(778)	(77)	(8,298)	(7,035)
Balance at end of year:
Allowance for loan losses	5,832	28,637	11,925	6,382	2,205	5,439	1,020	61,440	65,625
Allowance for loan commitments	661	25	55	-	15	2	-	758	195
Total ending allowance for credit losses	$ 6,493	$ 28,662	$ 11,980	$ 6,382	$ 2,220	$ 5,441	$ 1,020	$ 62,198	$ 65,820

The following table presents the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	March 31,								December 31,
	2011								2010
	Commercial
	Real Estate-	Commercial	Commercial	Residential
	Land and	Real Estate-	and	Real	Home		Over-
(unaudited, in thousands)	Construction	Other	Industrial	Estate	Equity	Consumer	draft	Total	Total
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$ 1,805	$ 6,517	$ 2,054	$ -	$ -	$ -	$ -	$ 10,376	$ 10,430
Allowance for loans collectively evaluated for impairment	4,027	22,120	9,871	6,382	2,205	5,439	1,020	51,064	50,621
Allowance for loan commitments	661	25	55	-	15	2	-	758	1,404
Total allowance for credit losses	$ 6,493	$ 28,662	$ 11,980	$ 6,382	$ 2,220	$ 5,441	$ 1,020	$ 62,198	$ 62,455

Portfolio loans:
Individually evaluated for impairment	11,498	45,323	8,152	-	-	-	-	64,973	76,358
Collectively evaluated for impairment	150,475	1,533,604	399,115	597,267	248,203	249,607	-	3,178,271	3,212,318
Total portfolio loans	$ 161,973	$ 1,578,927	$ 407,267	$ 597,267	$ 248,203	$ 249,607	$ -	$ 3,243,244	$ 3,288,676

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

Commercial real estate consists of loans to purchase, construct or refinance owner-occupied and investment properties.  Factors that are considered in assigning the risk grade vary depending on the type of property financed.  The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property.  The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property.  The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’s debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’s specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions.  Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk.  The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate.  The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan.  The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans.

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

Substandard loans are inadequately protected by the current repayment capacity and equity of the borrower or collateral pledged, if any.  Substandard loans have one or more well-defined weaknesses that jeopardize their repayment or collection in full.  These loans may or may not be reported as nonaccrual.  Doubtful loans have all the weaknesses inherent to a substandard loan with the added characteristic that full repayment is highly questionable or improbable on the basis of currently existing facts, conditions and collateral values.  However, recognition of loss may be deferred if there are reasonably specific pending factors that will reduce the risk if they occur.

The following table summarizes commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
	As of March 31, 2011
	Commercial
	Real Estate-	Commercial		Total
	Land and	Real Estate-	Commercial	Commercial
(unaudited, in thousands)	Construction	Other	& Industrial	Loans
Excellent - minimal risk	$ 550	$ 170	$ 49,519	$ 50,239
Good - desirable risk	36,138	588,094	163,433	787,665
Fair - acceptable risk	82,512	762,488	155,696	1,000,696
Criticized - marginal	21,246	138,520	12,994	172,760
Classified - substandard	21,527	89,655	25,625	136,807
Classified - doubtful	-	-	-	-
Total	$ 161,973	$ 1,578,927	$ 407,267	$ 2,148,167

	Commercial Loans by Internally Assigned Risk Grade
	As of December 31, 2010
	Commercial
	Real Estate-	Commercial		Total
	Land and	Real Estate-	Commercial	Commercial
(unaudited, in thousands)	Construction	Other	& Industrial	Loans
Excellent - minimal risk	$ 559	$ 170	$ 55,203	$ 55,932
Good - desirable risk	28,592	597,484	168,574	794,650
Fair - acceptable risk	75,446	776,115	147,616	999,177
Criticized - marginal	26,411	136,677	16,817	179,905
Classified - substandard	23,833	91,962	24,516	140,311
Classified - doubtful	-	-	-	-
Total	$ 154,841	$ 1,602,408	$ 412,726	$ 2,169,975

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines and accruing were $4.0 million at March 31, 2011 and $6.6 million at December 31, 2010, with non-accrual loans representing $13.0 million and $11.7 million, for each period respectively.

The following table summarizes the age analysis of all categories of loans.  Nonaccrual, renegotiated and other impaired loans which are also set forth separately in this footnote are included in the following table according to their payment status, some of which are current as to payment status.

	Age Analysis of Loans
	As of March 31, 2011
							90 Days
				90 Days			or More
		30-59 Days	60-89 Days	or More	Total	Total	Past Due
(unaudited, in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans	and Accruing
Commercial real estate:
Land and construction	$ 153,713	$ 2,859	$ 168	$ 5,233	$ 8,260	$ 161,973	$ 148
Other	1,555,149	5,214	1,640	16,924	23,778	1,578,927	570
Total commercial real estate	1,708,862	8,073	1,808	22,157	32,038	1,740,900	718
Commercial and industrial	395,864	873	2,716	7,814	11,403	407,267	125
Residential real estate	576,682	6,228	3,082	11,275	20,585	597,267	2,574
Home equity	245,113	1,215	124	1,751	3,090	248,203	863
Consumer	244,516	3,797	540	754	5,091	249,607	589
Total portfolio loans	3,171,037	20,186	8,270	43,751	72,207	3,243,244	4,869
Loans held for sale	4,087	-	-	-	-	4,087	-
Total loans	$ 3,175,124	$ 20,186	$ 8,270	$ 43,751	$ 72,207	$ 3,247,331	$ 4,869

	Age Analysis of Loans
	As of December 31, 2010
							90 Days
				90 Days			or More
		30-59 Days	60-89 Days	or More	Total	Total	Past Due
(unaudited, in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans	and Accruing
Commercial real estate:
Land and construction	$ 150,190	$ 429	$ 311	$ 3,911	$ 4,651	$ 154,841	$ 277
Other	1,579,400	4,365	2,956	15,687	23,008	1,602,408	692
Total commercial real estate	1,729,590	4,794	3,267	19,598	27,659	1,757,249	969
Commercial and industrial	401,400	3,530	1,370	6,426	11,326	412,726	95
Residential real estate	588,212	2,084	5,704	12,693	20,481	608,693	4,535
Home equity	245,471	1,665	633	1,654	3,952	249,423	1,126
Consumer	253,407	4,898	1,122	1,158	7,178	260,585	958
Total portfolio loans	3,218,080	16,971	12,096	41,529	70,596	3,288,676	7,683
Loans held for sale	10,800	-	-	-	-	10,800	-
Total loans	$ 3,228,880	$ 16,971	$ 12,096	$ 41,529	$ 70,596	$ 3,299,476	$ 7,683

Impaired Loans — Impaired loans consist of nonaccrual loans, renegotiated loans and other impaired loans.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection.

Loans are categorized as renegotiated or troubled debt restructured when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Concessions that may be granted include a reduction of the interest rate below the current market interest rate, the amount of accrued interest, or the principal amount of the loan.  These loans remain on accrual status as long as they continue to perform in accordance with their modified terms.  Loans may be removed from renegotiated status or troubled debt restructured after they have performed according to the renegotiated terms for a period of time if the interest rate under the modified terms is at or above market, or they may move to non-accrual if they do not perform in accordance with the loans’ modified terms.

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

The following table summarizes impaired loans:
	March 31,					December 31,
	2011					2010
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Related
(unaudited, in thousands)	Balance	Investment	Allowance	Investment (1)	Recognized (1)	Investment	Allowance
With no related allowance recorded:
Commercial real estate:
Land and construction	$ 17,412	$ 11,873	$ -	$ 9,460	$ 78	$ 7,047	$ -
Other	37,727	34,486	-	33,029	149	31,571	-
Commercial and industrial	10,382	8,964	-	8,485	9	8,006	-
Residential real estate	16,235	14,978	-	14,555	40	14,131	-
Home equity	1,263	1,117	-	936	-	755	-
Consumer	270	236	-	269	-	302	-
Total impaired loans without a related allowance	83,289	71,654	-	66,734	276	61,812	-
With an allowance recorded:
Commercial real estate:
Land and construction	5,186	5,186	1,805	8,581	45	11,976	3,716
Other	23,088	23,088	6,517	27,698	240	32,308	5,663
Commercial and industrial	5,930	5,930	2,054	5,018	95	4,106	1,051
Total impaired loans with an allowance	34,204	34,204	10,376	41,297	380	48,390	10,430
Total impaired loans	$ 117,493	$ 105,858	$ 10,376	$ 108,031	$ 656	$ 110,202	$ 10,430
(1) The average recorded investment and interest income were calculated for the three months ended March 31, 2011.

The following tables present the recorded investment in renegotiated and non-accrual loans:

	Renegotiated Loans
	March 31,	December 31,
(unaudited, in thousands)	2011	2010
Commercial real estate:
Land and construction	$ 4,827	$ 10,764
Other	28,147	33,122
Total commercial real estate	32,974	43,886
Commercial and industrial	342	73
Residential real estate	3,267	3,443
Home equity	-	-
Consumer	53	81
Total	$ 36,636	$ 47,483

	Non-accrual Loans
	March 31,	December 31,
(unaudited, in thousands)	2011	2010
Commercial real estate:
Land and construction	$ 8,874	$ 4,391
Other	27,225	24,833
Total commercial real estate	36,099	29,224
Commercial and industrial	10,461	7,933
Residential real estate	11,711	10,688
Home equity	1,117	755
Consumer	183	220
Total	$ 59,571	$ 48,820

WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.7 million and $1.4 million at March 31, 2011 and December 31, 2010, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2011	2010
Other real estate owned	$ 5,308	$ 7,724
Repossessed assets	246	345
Total other real estate owned and repossessed assets	$ 5,554	$ 8,069

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System.  WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings.  At March 31, 2011 and December 31, 2010 WesBanco had FHLB borrowings of $232.2 million and $253.6 million, respectively, with a weighted-average interest rate of 3.65% and 3.64%, respectively.  The decline in borrowings from December 31, 2010 was due to scheduled maturities.  The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $26.1 million at March 31, 2011 and $28.0 million at December 31, 2010 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at March 31, 2011 and December 31, 2010 was estimated to be approximately $962.6 million and $1.0 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period.  Of the $232.2 million outstanding at March 31, 2011, $106.0 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

 The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2011 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2011	$ 63,128	3.82%
2012	76,581	3.64%
2013	50,458	3.28%
2014	16,249	3.40%
2015	942	4.69%
2016 and thereafter	24,889	4.10%
Total	$ 232,247	3.65%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2011	2010
Service cost – benefits earned during year	$ 636	$ 574
Interest cost on projected benefit obligation	896	867
Expected return on plan assets	(1,396)	(1,184)
Amortization of prior service cost	15	(29)
Amortization of net loss	315	300
Net periodic pension cost	$ 466	$ 528

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.6 million is due for 2011 which will be funded by the Plan’s available credit balance.  No decision has been made as of March 31, 2011 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2011
		Fair Value Measurements Using:
	Asset at Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Securities - available-for-sale
Other government agencies	$ 360,152	$ -	$ 360,152	$ -
Corporate debt securities	22,481	-	22,481	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	336,223	-	336,223	-
Obligations of state and political subdivisions	211,855	-	211,809	46
Equity securities	4,889	3,182	1,707	-
Total securities - available-for-sale	$ 935,600	$ 3,182	$ 932,372	$ 46

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels 1 and 2 for the three months ending March 31, 2011.

		December 31, 2010
		Fair Value Measurements Using:
	Asset at Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Securities - available-for-sale
Other government agencies	$ 363,135	$ -	$ 363,135	$ -
Corporate debt securities	25,583	-	25,583	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	353,345	-	353,345	-
Obligations of state and political subdivisions	210,808	-	210,740	68
Equity securities	4,610	2,884	1,726	-
Total securities - available-for-sale	$ 957,481	$ 2,884	$ 954,529	$ 68

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

Other residential
	collateralized	Obligations of
	mortgage	state and political
(unaudited, in thousands)	obligations	subdivisions	Equity securities	Total
For the Three Months ended March 31, 2011:
Beginning balance	$ -	$ 68	$ -	$ 68
Total gains and losses
included in other comprehensive income	-	-	-	-
Settlements	-	(22)	-	(22)
Ending balance	$ -	$ 46	$ -	$ 46

For the Three Months ended March 31, 2010:
Beginning balance	$ 33	$ 1,401	$ 242	$ 1,676
Total gains and losses
included in other comprehensive income	3	11	-	14
Settlements	(13)	(60)	-	(73)
Ending balance	$ 23	$ 1,352	$ 242	$ 1,617

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

		Fair Value Measurements Using:
	Assets at Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Impaired loans (1)	$ 23,828	$ -	$ -	$ 23,828
Other real estate owned and repossessed assets (2)	5,554	-	-	5,554
Mortgage servicing rights (3)	1,433	-	-	1,433
Loans held for sale (4)	4,087	-	-	4,087
December 31, 2010
Impaired loans (1)	$ 37,960	$ -	$ -	$ 37,960
Other real estate owned and repossessed assets (2)	8,069	-	-	8,069
Mortgage servicing rights (3)	1,675	-	-	1,675
Loans held for sale (4)	10,800	-	-	10,800
(1)	Represents the carrying value of loans for which adjustments are based on the appraised value and management’s judgment of the value of collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore carried at their fair value as determined from independent valuations.
(4)	Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

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

The following table represents the estimates of fair value of financial instruments:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
(unaudited, in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$ 97,076	$ 97,076	$ 79,136	$ 79,136
Securities available-for-sale	935,600	935,600	957,481	957,481
Securities held-to-maturity	531,284	531,581	468,710	465,902
Net loans	3,181,804	3,023,130	3,227,625	3,070,061
Loans held for sale	4,087	4,087	10,800	10,800
Accrued interest receivable	21,599	21,599	20,536	20,536
Bank owned life insurance	107,397	107,397	106,502	106,502
Financial liabilities:
Deposits	4,212,209	4,233,590	4,172,423	4,201,934
Federal Home Loan Bank borrowings	232,247	237,979	253,606	263,983
Other borrowings	168,014	169,912	187,385	189,094
Junior subordinated debt	106,042	67,934	106,034	55,397
Accrued interest payable	6,035	6,035	6,559	6,559

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and due from banks — The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities — Fair values for securities are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.  If quoted prices of similar instruments are not available, the fair value is generated from model-based techniques using assumptions not observable in the market.

Net loans — Fair values for loans are estimated using a discounted cash flow methodology.  The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity.  In the current market environment for loans, investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the general lack of market liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.

Loans held for sale — Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

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

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with loan commitments was $0.8 million and $1.4 million as of March 31, 2011 and December 31, 2010 respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees.  The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million as of both March 31, 2011 and December 31, 2010, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans.  The guarantee amortizes as the loan balances decrease.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2011	2010
Commitments to extend credit	$ 697,548	$ 648,839
Standby letters of credit	35,733	35,794
Affordable housing plan guarantees	4,226	4,255

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

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets of the trust and investment services segment was approximately $3.1 billion and $2.8 billion at March 31, 2011 and 2010, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:
		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended March 31, 2011:
Interest income	$ 56,098	$ -	$ 56,098
Interest expense	14,622	-	14,622
Net interest income	41,476	-	41,476
Provision for credit losses	8,041	-	8,041
Net interest income after provision for credit losses	33,435	-	33,435
Non-interest income	9,742	4,762	14,504
Non-interest expense	32,914	2,577	35,491
Income before provision for income taxes	10,263	2,185	12,448
Provision for income taxes	1,334	874	2,208
Net income	$ 8,929	$ 1,311	$ 10,240

For the Three Months ended March 31, 2010:
Interest income	$ 60,565	$ -	$ 60,565
Interest expense	19,932	-	19,932
Net interest income	40,633	-	40,633
Provision for credit losses	11,500	-	11,500
Net interest income after provision for credit losses	29,133	-	29,133
Non-interest income	10,983	4,058	15,041
Non-interest expense	32,940	2,454	35,394
Income before provision for income taxes	7,176	1,604	8,780
Provision for income taxes	228	642	870
Net income	$ 6,948	$ 962	$ 7,910

Total non-fiduciary assets of the trust and investment services segment were $2.6 million and $1.5 million at March 31, 2011 and 2010, respectively.  All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2010 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance.  WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 112 branches and 126 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates and loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2011 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2011 was $10.2 million as compared to $7.9 million for the first quarter of 2010, representing an increase of 29.5%, while diluted earnings per share were $0.39, as compared to $0.30 per share for the first quarter of 2010.

Net interest income increased $0.8 million or 2.1% in the first quarter as compared to the first quarter of 2010 due to the management of rates on loans and other earning assets, while significantly improving the funding mix to reduce overall cost of funds for both deposits and other borrowings.  The net interest margin improved to 3.67% in the first three months of 2011, an increase of 10 basis points as compared to the first quarter of 2010, and it was also slightly higher than the 2010 fourth quarter rate of 3.66%.  The average rate on interest bearing liabilities decreased by 47 basis points, while the rate on earning assets declined at a slower pace of 34 basis points. Lower offered rates on maturing, higher-rate certificates of deposit, an increase in lower-cost transaction account products such as non-interest bearing checking and money market accounts and utilization of liquidity from increased deposits and loan balance reductions to reduce higher cost borrowings all contributed to the improvement in the cost of funds.

The provision for credit losses decreased $3.5 million in the first quarter as compared to the same quarter of 2010 and decreased $1.6 million as compared to the fourth quarter of 2010. The allowance for loan losses was relatively unchanged at March 31, 2011 as compared to December 31, 2010 and was 1.89% of total loans as compared to 1.86% at December 31, 2010 and 1.91% at March 31, 2010.  Net charge-offs increased $1.3 million in the first quarter as compared to the first quarter of 2010, and $1.7 million as compared to the fourth quarter of 2010, but remain significantly below average quarterly net charge-offs over the last two years.  Non-accrual loans at March 31, 2011 decreased $8.9 million compared to March 31, 2010, but increased $10.8 million from the fourth quarter of 2010.  The increase in non-accrual loans did not have a material effect on the allowance or provision for credit losses because loans that migrated to non-accrual during the quarter were previously classified and in certain instances also reported as renegotiated, and adequately reserved in prior periods.  Total classified and criticized loans at March 31, 2011 decreased

$32.2 million compared to March 31, 2010 and $10.6 million compared to the fourth quarter of 2010.  Renegotiated loans increased $7.4 million compared to March 31, 2010, but decreased $10.8 million from the fourth quarter of 2010.

Non-interest income decreased $0.5 million or 3.6% as compared to the first quarter of 2010 principally due to a $1.4 million decline in net security gains and a $1.1 million decline in service charges on deposits resulting from regulatory changes which led to fewer customer overdraft transactions.  However, these decreases were mostly offset by a $0.7 million or 17.4% increase in trust fees from new business and market value improvements, and a $1.0 million improvement in net losses on other real estate owned and a $0.4 million increase in electronic banking fees.

In the first quarter, non-interest expense was relatively unchanged as compared to the first quarter of 2010.  Salaries, wages and employee benefits increased $0.6 million due to regular compensation increases late in the first quarter of 2010 and increased health and other employee insurance costs, while marketing expense increased $0.4 million from promotions focused on growing demand deposits and home equity loans.  These increases were offset by decreases in occupancy and equipment expense due to reductions in required seasonal maintenance and decreases in depreciation expense and restructuring costs.  Non-interest expense decreased in many other categories as WesBanco continued to improve the expense structure and efficiency of its operations.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2011	2010
Net interest income	$ 41,476	$ 40,633
Taxable equivalent adjustments to net interest income	1,608	1,612
Net interest income, fully taxable equivalent	$ 43,084	$ 42,245
Net interest spread, non-taxable equivalent	3.33%	3.23%
Benefit of net non-interest bearing liabilities	0.20%	0.21%
Net interest margin	3.53%	3.44%
Taxable equivalent adjustment	0.14%	0.13%
Net interest margin, fully taxable equivalent	3.67%	3.57%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, comprised of deposits and short and long-term borrowings.  Net interest income is affected by the general level of and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities.  Net interest income increased $0.8 million or 2.1% in the first quarter of 2011 as compared to the first quarter of 2010 due to the management of rates on loans and other earning assets, while significantly improving the funding mix to reduce overall cost of funds for both deposits and other borrowings.  Average earning assets were nearly unchanged.  The net interest margin improved to 3.67% in the first three months of 2011, an increase of 10 basis points as compared to the first quarter of 2010, and was also slightly higher than the 2010 fourth quarter rate of 3.66%.  The average rate on interest bearing liabilities decreased by 47 basis points, while the rate on earning assets declined at a slower pace of 34 basis points. Lower offered rates on maturing, higher-rate certificates of deposit, and an increase in lower-cost transaction account products such as non-interest bearing checking and money market accounts all contributed to the improvement in the cost of funds. In addition, the average balance for borrowings, which generally have higher interest costs, decreased by $230.3 million or 35.0% in the first quarter of 2011 from the first quarter of 2010.  Total borrowings, excluding junior subordinated debt, dropped to 7.5% of total assets from 11.0% at March 31, 2010.  In addition, average non-interest bearing deposit balances increased 11.7% as a result of retail marketing campaigns and customer incentives, as well as increased balances of the Bank’s business customers.  Part of the growth in deposits is attributed to deposits received from customers participating in Marcellus shale gas lease and royalty payments in our northern West Virginia markets.

The yield on total average earning assets decreased 34 basis points to 4.92% from 5.26% in the first quarter of 2010.  Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to management of offered rates and the lower interest rate environment. In addition, the percentage of earning assets invested in lower yielding securities increased, as compared to typically higher-yielding loans.  Securities yields decreased 78 basis points, primarily due to the reinvestment of funds from investment maturities and calls, and from loan payments, at current lower available interest rates.  Taxable securities yields decreased 83 basis points while tax-exempt securities yields declined only 29 basis points due to the longer average life of the tax-exempt portfolio and limited additions to this portfolio.  Recent securities purchase decisions have considered the increased risk premium associated with tax-exempt bonds, which somewhat limited investment opportunities.  In addition, variable rate and government supported (Build America Bonds during 2010) rate opportunities were available in taxable securities, resulting in an increase in average taxable securities.  Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 17 basis points. In addition, during a period where customer loan demand and the economic environment limited loan growth opportunities, proceeds from loan principal reductions, which generally have higher yields than typical investment types, have been reinvested at lower yields, thus reducing the overall yield of the earning assets.

Average loan balance decreases over the past year are primarily due to management’s continued focus on overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices, the continued strategic decreases in residential real estate loans through the sale of most originations and the sale of certain non-accrual commercial loans.  In addition, the slow economic recovery has resulted in business and consumers remaining cautious, leading to lower demand for new development projects in our markets and reduced commercial line usage. Write-

downs, charge-offs and foreclosures have also impacted commercial balances, as well as strategic decreases in certain customer property and commercial types.  Consumer loans declined due to reduced demand for automobile and other consumer loan types, other competitive bank and non-bank rate offerings and continued tighter underwriting standards leading to lower approval rates.

In the first quarter of 2011, interest expense decreased $5.3 million or 26.6% as compared to the first quarter of 2010 due to a 47 basis point decline in the average rate paid on interest bearing liabilities and a decrease in average interest bearing liabilities of 3.1%.  Rates paid on deposits declined by 36 basis points primarily due to a 38 basis point decline in rates paid on CDs, due to management reducing certain interest rates on renewing and new CDs to competitive levels in order to realize a lower cost of funds during a period of declining loan yields.  Improvements in the mix of deposit accounts also contributed to the improved cost of funds, with average CDs decreasing to 40.1% of total average deposits, from 44.2% in the first quarter of 2010, while all other account types increased to 59.9%.  This change in the mix of deposit types, and the reductions in higher cost borrowings also contributed to the reduced cost of funds.  The reduction in average interest bearing liabilities is due to the $235.4 million decrease in borrowings, primarily FHLB, partially offset by increases in interest bearing deposits of $105.8 million. Current balance sheet liquidity from the deposit increases and loan reductions were used to pay down the higher cost maturing borrowings, further reducing interest expense.  Borrowings, excluding junior subordinated debt, were 10.4% of average interest bearing liabilities as compared to 15.5% in 2010.  Deposits increased significantly in every category other than CDs with the largest increase in money market accounts, even as offered rates were reduced.  Certificates of deposits decreased by $96.3 million due to the aggressive reductions in rate offerings and customer demand for other deposit products.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2011		2010
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$ 53,396	0.15%	$ 93,515	0.14%
Loans, net of unearned income (1)	3,264,097	5.51%	3,456,171	5.68%
Securities: (2)
Taxable	1,108,599	3.14%	918,329	3.97%
Tax-exempt (3)	291,747	6.30%	279,432	6.59%
Total securities	1,400,346	3.80%	1,197,761	4.58%
Federal funds sold	-	-	-	-
Other earning assets	27,650	0.52%	30,506	0.69%
Total earning assets (3)	4,745,489	4.92%	4,777,953	5.26%
Other assets	617,876		636,388
Total Assets	$ 5,363,365		$ 5,414,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 492,572	0.41%	$ 459,145	0.59%
Money market accounts	868,659	0.73%	746,671	1.06%
Savings deposits	542,593	0.36%	495,874	0.49%
Certificates of deposit	1,675,482	1.95%	1,771,825	2.33%
Total interest bearing deposits	3,579,306	1.20%	3,473,515	1.56%
Federal Home Loan Bank borrowings	240,144	3.42%	471,925	3.72%
Other borrowings	187,761	2.55%	186,254	2.56%
Junior subordinated debt	106,038	3.06%	111,171	3.81%
Total interest bearing liabilities	4,113,249	1.44%	4,242,865	1.91%
Non-interest bearing demand deposits	601,270		538,052
Other liabilities	38,769		35,402
Shareholders’ Equity	610,077		598,022
Total Liabilities and
Shareholders’ Equity	$ 5,363,365		$ 5,414,341

Taxable equivalent net interest spread		3.47%		3.35%
Taxable equivalent net interest margin		3.67%		3.57%
(1)
Gross of allowance for loan losses and net of unearned income.  Includes non-accrual and loans held for sale.  Loan fees included in interest income on loans totaled $0.9 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2011
	Compared to March 31, 2010
			Net Increase
(unaudited, in thousands)	Volume	Rate	(Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$ (15)	$ 2	$ (13)
Loans, net of unearned income	(2,637)	(1,390)	(4,027)
Taxable securities	1,692	(2,095)	(403)
Tax-exempt securities (1)	198	(210)	(12)
Federal funds sold	-	-	-
Other earning assets	(4)	(12)	(16)
Total interest income change (1)	(766)	(3,705)	(4,471)

Increase (decrease) in interest expense:
Interest bearing demand deposits	46	(213)	(167)
Money market accounts	284	(655)	(371)
Savings deposits	53	(167)	(114)
Certificates of deposit	(530)	(1,580)	(2,110)
Federal Home Loan Bank borrowings	(1,980)	(328)	(2,308)
Other borrowings	10	(6)	4
Junior subordinated debt	(46)	(198)	(244)
Total interest expense change	(2,163)	(3,147)	(5,310)

Net interest income increase (decrease) (1)	$ 1,397	$ (558)	$ 839
(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio.  The provision for credit losses for the three months ended March 31, 2011 decreased $3.5 million or 30.1% to $8.0 million compared to $11.5 million for the same period in 2010.  The provision was higher in 2010 due to the ongoing impact of the recession on all categories of the portfolio but the decrease in 2011 compared to 2010 reflects a gradually improving economic environment.  Net charge-offs in the first quarter of 2011 were significantly below average quarterly net charge-offs over the last two years and non-performing loans were comparable to levels in the first quarter of last year and at December 31, 2010.  The allowance for loan losses was relatively unchanged at March 31, 2011 and was 1.89% of total loans as compared to 1.86% at December 31, 2010 and 1.91% at March 31, 2010.  (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change
Trust fees	$ 4,762	$ 4,058	$ 704	17.3%
Service charges on deposits	4,222	5,317	(1,095)	(20.6%)
Electronic banking fees	2,284	1,915	369	19.3%
Net securities brokerage and insurance services revenue	1,721	1,852	(131)	(7.1%)
Bank-owned life insurance	895	944	(49)	(5.2%)
Net securities gains	17	1,405	(1,388)	(98.8%)
Net losses on other real estate owned and other assets	(545)	(1,530)	985	64.4%

Other income:
Net gains on sales of mortgage loans	582	525	57	10.9%
Other	566	555	11	2.0%
Total other income	1,148	1,080	68	6.3%
Total non-interest income	$ 14,504	$ 15,041	$ (537)	(3.6%)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations.  WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  Total non-interest income for the three months ended March 31, 2011 decreased $0.5 million or 3.6% as compared to the same period in 2010.  This decrease is due to decreases in service charges on deposits, decreases in net security gains, and decreases in net securities brokerage income.  Improvements in non-interest income included trust fee growth of 17.3%, a $1.0 million improvement in net losses on other real estate owned, a 19.3% increase in electronic banking fees, and a 29.7% increase in net insurance services revenue.  For the three months ended March 31, 2011, non-interest income was 25.9% of total net revenues as compared to 27.0% for the comparable 2010 period, with net revenue being defined as the total of net interest income and non-interest income.

Service charges on deposits, which are primarily comprised of customer overdraft fees, were 20.6% lower in the first quarter of 2011 as compared to the same period in 2010 due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt in for overdraft coverage of certain types of electronic banking activities.  Preceding the August 15, 2010 implementation of the new rules on existing accounts, WesBanco experienced lower daily and monthly overdraft usage patterns as average retail demand deposit balances were higher.  Changes in marketing strategies and effectiveness for new demand deposit customers may have also had an impact on the decrease.  While an overwhelming majority of WesBanco’s heaviest overdraft users have opted-in to continue such coverage, low response rates from infrequent users may have some impact on our ability to earn associated fees, as does continuing higher average customer deposit account balances.

Trust fees improved $0.7 million in the first quarter of 2011 as compared to the same period in 2010 due to higher market values of managed assets, new business and the implementation of a fee increase in October of 2010.  The market value of trust assets under management increased from $2.8 billion to $3.1 billion from March 31, 2010 to March 31, 2011.  At March 31, 2011, trust assets include managed assets of $2.4 billion and non-managed (custodial) assets of $0.7 billion.  Assets managed for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $772.0 million as of March 31, 2011 and $683.8 million at March 31, 2010 and are included in trust managed assets.

Electronic banking fees improved by $0.4 million in the first quarter of 2011 as compared to the same period in the prior year, due to a higher volume of debit card transactions during the period which have continued to grow as customers move more towards electronic transactions from checks and other forms of payment.

Net losses on the sale of other real estate owned improved by $1.0 million due to ongoing liquidation efforts and a prior year loss taken on a large hospitality owned property, while gains on the sale of mortgage loans increased in 2011 by 10.9% as compared to 2010 as the result of more aggressive loan pricing.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change
Salaries and wages	$ 13,585	$ 13,214	$ 371	2.8%
Employee benefits	5,224	4,997	227	4.5%
Net occupancy	2,921	3,060	(139)	(4.5%)
Equipment	2,300	2,604	(304)	(11.7%)
Marketing	1,005	630	375	59.5%
FDIC Insurance	1,654	1,605	49	3.1%
Amortization of intangible assets	618	699	(81)	(11.6%)
Restructuring and merger-related expenses	-	200	(200)	(100.0%)

Other operating expenses:
Miscellaneous, franchise, and other taxes	1,363	1,504	(141)	(9.4%)
Postage	873	933	(60)	(6.4%)
Consulting, regulatory, and advisory fees	905	856	49	5.7%
Other real estate owned and foreclosure expenses	730	714	16	2.2%
Legal fees	639	712	(73)	(10.3%)
Communications	668	693	(25)	(3.6%)
ATM and interchange expenses	671	692	(21)	(3.0%)
Supplies	592	604	(12)	(2.0%)
Other	1,743	1,677	66	3.9%
Total other operating expenses	8,184	8,385	(201)	(2.4%)
Total non-interest expense	$ 35,491	$ 35,394	$ 97	0.3%

Non-interest expense for the three months ended March 31, 2011 remained relatively unchanged as compared to the same period in 2010 as increases in employee-related expenses and marketing costs were offset by reductions in many expense categories, including net occupancy and equipment, restructuring and merger-related costs, and miscellaneous taxes.

Salaries and wages increased 2.8% for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to regular employee compensation increases effective late in the first quarter of 2010.  Employee benefits also increased slightly due to higher employee health insurance costs and stock compensation expense partially offset by lower defined benefit pension expense.

Marketing expenses increased $0.4 million in the first quarter of 2011 as compared to the same period in 2010 primarily due to increased cash incentive and free checking promotions.

Restructuring and merger-related expenses declined $0.2 million from the prior period primarily as a result of charges early in 2010 relating to personnel reductions.

Net occupancy declined for the three months ended March 31, 2011 as compared to the same period in 2010 due to lower seasonal maintenance expenses, while equipment declined due to regular depreciation with some additional reductions in service agreement expenses.

Miscellaneous taxes, ATM and interchange expenses, legal, communications and postage expenses all slightly declined in 2011 mostly due to WesBanco’s continued efforts to manage costs.  Other real estate owned and foreclosure expenses remained flat as foreclosure activity and related property management expenses have stabilized.

INCOME TAXES

The provision for federal and state income taxes increased to $2.2 million for the three months ended March 31, 2011 as compared to $0.9 million in the same 2010 period.  The increase in income tax expense was due to a $3.7 million increase in pre-tax income, and a higher effective tax rate of 17.7% as compared to 10.0% for the same period in 2010.  The increase in the effective tax rate was due primarily to higher realized and 2011 full year expected pre-tax income and a lower percentage of tax-exempt income to total income.

FINANCIAL CONDITION

Total assets increased 0.1% in the first three months of 2011, while total shareholders’ equity increased 0.8% as compared to December 31, 2010.  The net loan portfolio declined 1.4% from December 31, 2010, while investment securities and cash and due from banks increased by 3.9%.  The loan portfolio decrease is a result of a reduction in residential loan balances, a continuing focus on improving overall credit quality, and a reduction in commercial and consumer loan demand along with normal pay downs.  Deposits increased 1.0% from December 31, 2010 primarily due to a 3.9% increase in money market deposits, which, combined with a 4.7% increase in demand deposits and a 5.3% increase in savings deposits more than offset a 4.2% decrease in CDs.  The reduction in CDs was due to planned reductions of single-relationship customers and lower offered rates for newer CDs.  The increase in deposits, coupled with the decrease in loans, funded the paydown of $40.7 million of total borrowings from December 31, 2010.  Total shareholders’ equity increased by approximately $5.1 million primarily due to net income exceeding dividends for the period by $6.3 million, which was partially offset by a $1.2 million decrease in unrealized gains in the available-for-sale portfolio, which are included net of the tax effect in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change
Securities available-for-sale (at fair value):
Other government agencies	$ 360,152	$ 363,135	$ (2,983)	(0.8%)
Corporate debt securities	22,481	25,583	(3,102)	(12.1%)
Residential mortgage-backed securities and collateralized
mortgage obligations of government agencies	336,223	353,345	(17,122)	(4.8%)
Obligations of states and political subdivisions	211,855	210,808	1,047	0.5%
Equity securities	4,889	4,610	279	6.1%
Total securities available-for-sale	$ 935,600	$ 957,481	$ (21,881)	(2.3%)
Securities held-to-maturity (at amortized cost):
Corporate debt securities	1,452	1,451	1	0.1%
Residential mortgage-backed securities and collateralized	254,014	202,062	51,952	25.7%
mortgage obligations of government agencies
Other residential collateralized mortgage obligations	1,058	1,224	(166)	(13.6%)
Obligations of states and political subdivisions	274,760	263,973	10,787	4.1%
Total securities held-to-maturity	$ 531,284	$ 468,710	$ 62,574	13.4%
Total securities	$ 1,466,884	$ 1,426,191	$ 40,693	2.9%
Available-for-sale securities:
Weighted average taxable equivalent yield at the respective period end	3.45%	3.46%
As a % of total securities	63.8%	67.1%
Weighted average life (in years)	4.4	4.0
Held-to-maturity securities:
Weighted average taxable equivalent yield at the respective period end	4.68%	4.84%
As a % of total securities	36.2%	32.9%
Weighted average life (in years)	6.7	6.8
(1) At March 31, 2011 and December 31, 2010, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

          Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 2.9% from December 31, 2010 to March 31, 2011.  The increase in investments for the first quarter of 2011 was directly attributable to a 13.4% increase in the held-to-maturity portfolio, as the available-for-sale portfolio showed a slight decline of 2.3%.  The proceeds used to purchase investment securities for the quarter were from loan prepayments and an increase in deposits, in addition to the reinvestment of calls, maturities, and prepayments in the investment portfolio.  For the three months ended March 31, 2011, security purchases of $137.1 million were partially offset by maturities, pay-downs, and calls totaling $92.7 million.  There were no security sales in the first quarter of 2011.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	March 31, 2011		December 31, 2010
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds:
AAA rating	$ 46,603	9.6%	$ 44,277	9.4%
AA rating	320,819	66.1%	311,792	66.3%
A rating	58,896	12.1%	55,703	11.8%
Below an A rating	37,594	7.8%	38,321	8.2%
No rating	21,569	4.4%	20,069	4.3%
Total municipal bond portfolio	$ 485,481	100.0%	$ 470,162	100.0%

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds.  As of March 31, 2011, $352.9 million or 72.7% were categorized as general obligation bonds and $132.6 million or 27.3% were categorized as revenue bonds.  At December 31, 2010, $346.4 million or 73.7% were categorized as general obligation bonds and $123.8 million or 26.3% were categorized as revenue bonds.

In addition, at March 31, 2011, $57.3 million or 11.8% of the municipal bond portfolio consisted of state issued bonds, and $428.2 million or 88.2% were locally issued, approximately the same as the totals at December 31, 2010.  The portfolio is broadly spread across the U.S., with bonds totaling 58% in the top five states of Ohio, Pennsylvania, Illinois, West Virginia, and Texas, respectively.  Securities noted as below an A rating in the table are all investment grade.

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

TABLE 8. COMPOSITION OF LOANS (1)

	March 31, 2011		December 31, 2010
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$ 161,973	5.0%	$ 154,841	4.7%
Other	1,578,927	48.6%	1,602,408	48.6%
Total commercial real estate	1,740,900	53.6%	1,757,249	53.3%
Commercial and industrial	407,267	12.6%	412,726	12.5%
Residential real estate	597,267	18.4%	608,693	18.4%
Home equity	248,203	7.6%	249,423	7.6%
Consumer	249,607	7.7%	260,585	7.9%
Total portfolio loans	3,243,244	99.9%	3,288,676	99.7%
Loans held for sale	4,087	0.1%	10,800	0.3%
Total Loans	$ 3,247,331	100.0%	$ 3,299,476	100.0%
(1) Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $52.1 million or 1.6% between December 31, 2010 and March 31, 2011.  CRE land and construction loans increased $7.1 million or 4.6% as a result of funding new commercial construction loans net of $4.4 million of charge downs on two land development loans.  Other CRE loans decreased $23.5 million or 1.5% due to scheduled principal repayments outpacing new loan origination.  C&I loans decreased $5.5 million or 1.3% due to a reduction in business activity, as many businesses remain cautious about the economy, and seasonal reductions in certain lines of credit balances.  Residential real estate loans decreased $11.4 million or 1.9% due to scheduled principal repayments and the continued sale of a majority of new loans to the secondary market.  Home equity lines of credit decreased $1.2 million or 0.5% due to lower line usage, and consumer loans decreased $11.0 million or 4.2% due to reduced loan demand as consumers also remain cautious about the economy and continue to deleverage rather than incur new debt.  Loans held for sale decreased $6.7 million or 62.2% due to a decline in new loan originations as the housing markets remain sluggish.  All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual and renegotiated loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

	March 31,	December 31,
(unaudited, dollars in thousands)	2011	2010
Non-accrual loans:
Commercial real estate - land and construction	$ 8,874	$ 4,391
Commercial real estate - other	27,225	24,833
Commercial and industrial	10,461	7,933
Residential real estate	11,711	10,688
Home equity	1,117	755
Consumer	183	220
Loans held for sale	-	-
Total non-accrual loans	59,571	48,820
Renegotiated loans:
Commercial real estate - land and construction	4,827	10,764
Commercial real estate - other	28,147	33,122
Commercial and industrial	342	73
Residential real estate	3,267	3,443
Home equity	-	-
Consumer	53	81
Total renegotiated loans	36,636	47,483
Total non-performing loans	$ 96,207	$ 96,303
Other real estate owned and repossessed assets	5,554	8,069
Total non-performing assets	$ 101,761	$ 104,372

Non-performing loans/total loans	2.97%	2.93%
Non-performing assets/total assets	1.90%	1.95%
Non-performing assets/total loans, other real estate and repossessed assets	3.13%	3.17%

TABLE 10. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(unaudited, in thousands)	Non-accrual Loans	Renegotiated Loans	Other Impaired Loans	Other Real Estate and Repossessed Assets
Beginning balance, December 31, 2010:	$ 48,820	$ 47,483	$ 13,148	$ 8,069
Additions, including transfers from other categories	12,652	404	3,078	-
Real estate foreclosures or deeds in lieu of foreclosure	-	-	-	539
Repossessions of other collateral	-	-	-	819
Loans returning to accruing or no longer impaired	-	(4,447)	(3,781)	-
Net proceeds from loan sales	-	-	-	-
Other reductions, including transfers to other categories	-	(6,473)	(2,845)	-
Charge-offs or charge-downs	(1,782)	-	-	(230)
Other real estate sold	-	-	-	(2,673)
Repossessed assets sold	-	-	-	(918)
Principal payments and other changes, net	(119)	(331)	52	(52)
Ending balance, March 31, 2011	$ 59,571	$ 36,636	$ 9,652	$ 5,554

Non-performing loans, which consist of non-accrual and renegotiated loans, were in total relatively unchanged from December 31, 2010 to March 31, 2011; however, non-accrual loans increased $10.8 million or 22.0% while renegotiated loans decreased $10.8 million or 22.8%.  Approximately $4.9 million of the increase in non-accrual loans represents the balance of two land development loans after charge downs of $4.4 million with the remainder of the increase primarily attributed to the migration of other previously classified CRE and C&I loans to non-accrual status.  The decrease in renegotiated loans was due to one loan being reinstated to its original repayment terms and the reclassification of one of the charged down land development loans to non-accrual.

Other real estate owned and repossessed assets declined from December 31, 2010 to March 31, 2011 primarily from the sale of assets during the quarter combined with a reduction in the amount of new foreclosures and repossessions.

TABLE 11. LOANS PAST DUE AND ACCRUING INTEREST

	March 31,	December 31,
(unaudited, dollars in thousands)	2011	2010
Loans past due 90 days or more:
Commercial real estate - land and construction	$ 148	$ 277
Commercial real estate - other	570	692
Commercial and industrial	125	95
Residential real estate	2,574	4,535
Home equity	863	1,126
Consumer	589	958
Total portfolio loans	4,869	7,683
Loans held for sale	-	-
Total loans past due 90 days or more	$ 4,869	$ 7,683

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$ 2,581	$ 252
Commercial real estate - other	4,324	4,717
Commercial and industrial	1,566	4,163
Residential real estate	8,210	7,367
Home equity	1,349	2,255
Consumer	4,337	6,020
Total portfolio loans	22,367	24,774
Loans held for sale	-	-
Total loans past due 30 to 89 days	$ 22,367	$ 24,774

Loans past due 90 days or more and accruing to total loans	0.15%	0.23%
Loans past due 30-89 days to total loans	0.69%	0.75%

Loans past due 90 days or more decreased $2.8 million or 36.6% from December 31, 2010 to March 31, 2011 in nearly all categories, with residential real estate representing 70% of the decline due primarily to lower delinquencies on residential real estate loans.  These loans continue to accrue interest because they are both well secured and in the process of collection.  Loans past due 30-89 days decreased $2.4 million or 9.7% from December 31, 2010 to March 31, 2011 due to improving economic conditions in several of the bank’s markets.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses was relatively unchanged at March 31, 2011 as compared to December 31, 2010 and represented 1.89% of total loans compared to 1.86% at December 31, 2010 and 1.91% at March 31, 2010.  The decrease in the allowance from March 31, 2010 to March 31, 2011 resulted primarily from the sale of impaired loans in the third quarter of 2010 which reduced previously provided specific reserves by $5.4 million.

The decrease in the allowance for loan commitments from December 31, 2010 to March 31, 2011 represents a transfer of a reserve associated with one loan commitment for tenant improvements to real estate that secures an impaired loan to the allowance for loan losses as the commitment is funded.

Net charge-offs increased $1.3 million in the first quarter as compared to the first quarter of 2010, and $1.7 million as compared to the fourth quarter of 2010, but remained significantly below average quarterly net charge-offs over the last two years. Net charge-offs for the first quarter include $4.4 million attributable to two land development loans.  Both of these loans were classified and reserved, and one of these loans was also reported as renegotiated in previous quarters.  Net annualized loan charge-offs to average loans were 1.03% for the quarter ended March 31, 2011 compared to 0.83% for same period last year.

The increase in non-accrual loans did not have a material effect on the allowance for credit losses at March 31, 2011 or the provision for credit losses for the first quarter of 2011 because loans that migrated to non-accrual during the quarter were previously classified and in certain instances also reported as renegotiated, and adequately reserved in prior periods. The internal risk grading of loans has more influence on the amount of the allowance than the categorization of loans as non-performing.  Total classified and criticized loans at March 31, 2011 decreased $32.2 million compared to March 31, 2010 and $10.6 million compared to December 31, 2010, which together with a decrease in total loans partially offset the effect of higher historical loss rates.

TABLE 12.  ALLOWANCE FOR CREDIT LOSSES

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2011	2010
Balance at beginning of period:
Allowance for loan losses	$ 61,051	$ 61,160
Allowance for loan commitments	1,404	195
Total beginning balance	62,455	61,355
Provision for credit losses:
Provision for loan losses	8,687	11,500
Provision for loan commitments	(646)	-
Total provision for credit losses	8,041	11,500
Charge-offs:
Commercial real estate - land and construction	4,352	-
Commercial real estate - other	1,834	3,483
Commercial and industrial	894	1,529
Residential real estate	997	1,023
Home equity	256	42
Consumer	1,085	1,427
Total loan charge-offs	9,418	7,504
Deposit account overdrafts	173	236
Total loan and deposit account overdraft charge-offs	9,591	7,740
Recoveries:
Commercial real estate - land and construction	3	-
Commercial real estate - other	495	273
Commercial and industrial	153	4
Residential real estate	232	6
Home equity	7	2
Consumer	307	329
Total loan recoveries	1,197	614
Deposit account overdrafts	96	91
Total loan and deposit account overdraft recoveries	1,293	705
Net loan and deposit account overdraft charge-offs	8,298	7,035
Balance at end of period:
Allowance for loan losses	61,440	65,625
Allowance for loan commitments	758	195
Total ending balance	$ 62,198	$ 65,820

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The allowance for CRE land and construction loans increased due to higher loss rates in this category resulting from the charge down of two land development loans in the first quarter of 2011 and higher specific reserves on other impaired land and residential construction loans, including the amount transferred from the allowance for loan commitments.  The allowance for other CRE loans decreased as a result of a modest decrease in historical loss rates and the elimination of certain specific reserves on loans that are no longer impaired.  The allowance for C&I loans increased primarily as a result of a specific reserve on a newly impaired loan.  The allowance for residential real estate and home equity loans increased due to higher loss rates in both categories while the allowance for consumer loans decreased due to moderately decreasing loss rates.  The allowance for deposit account overdrafts was relatively unchanged.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2011	Total	2010	Total
Allowance for loan losses:
Commercial real estate - land and construction	$ 5,832	9.4%	$ 4,701	7.5%
Commercial real estate - other	28,637	46.1%	30,836	49.4%
Commercial and industrial	11,925	19.2%	10,793	17.3%
Residential real estate	6,382	10.3%	5,950	9.5%
Home equity	2,205	3.5%	2,073	3.3%
Consumer	5,439	8.7%	5,641	9.0%
Deposit account overdrafts	1,020	1.6%	1,057	1.7%
Total allowance for loan losses	$ 61,440	98.8%	$ 61,051	97.7%

Allowance for loan commitments:
Commercial real estate - land and construction	$ 661	1.1%	$ 1,037	1.7%
Commercial real estate - other	25	0.0%	285	0.5%
Commercial and industrial	55	0.1%	65	0.1%
Residential real estate	-	0.0%	1	0.0%
Home equity	15	0.0%	14	0.0%
Consumer	2	0.0%	2	0.0%
Total allowance for loan commitments	758	1.2%	1,404	2.3%
Total allowance for credit losses	$ 62,198	100.0%	$ 62,455	100.0%

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

TABLE 14. RECONCILIATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CATEGORY

	For the Three Months Ended
	March 31,								March 31,
	2011								2010
	Commercial
	Real Estate -	Commercial
	Land and	Real Estate -	Commercial	Residential	Home		Deposit
(unaudited, in thousands)	Construction	Other	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total	Total
Balance at beginning of year:
Allowance for loan losses	$ 4,701	$ 30,836	$ 10,793	$ 5,950	$ 2,073	$ 5,641	$ 1,057	$ 61,051	$ 61,160
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404	195
Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355
Provision for credit losses:
Provision for loan losses	5,480	(860)	1,873	1,197	381	576	40	8,687	11,500
Provision for loan commitments	(376)	(260)	(10)	(1)	1	-	-	(646)	-
Total provision for credit losses	5,104	(1,120)	1,863	1,196	382	576	40	8,041	11,500
Charge-offs	(4,352)	(1,834)	(894)	(997)	(256)	(1,085)	(173)	(9,591)	(7,740)
Recoveries	3	495	153	232	7	307	96	1,293	705
Net charge-offs	(4,349)	(1,339)	(741)	(765)	(249)	(778)	(77)	(8,298)	(7,035)
Balance at end of year:
Allowance for loan losses	5,832	28,637	11,925	6,382	2,205	5,439	1,020	61,440	65,625
Allowance for loan commitments	661	25	55	-	15	2	-	758	195
Total ending allowance for credit losses	$ 6,493	$ 28,662	$ 11,980	$ 6,382	$ 2,220	$ 5,441	$ 1,020	$ 62,198	$ 65,820

Although the allowance for credit losses is allocated as described in Tables 13 and 14, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2011.

DEPOSITS

TABLE 15. DEPOSITS

	March 31,	December 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change
Non-interest bearing demand	$ 611,496	$ 591,052	$ 20,444	3.5%
Interest bearing demand	511,168	481,129	30,039	6.2%
Money market	887,803	854,836	32,967	3.9%
Savings deposits	558,800	530,701	28,099	5.3%
Certificates of deposit	1,642,942	1,714,705	(71,763)	(4.2%)
Total deposits	$ 4,212,209	$ 4,172,423	$ 39,786	1.0%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania.  Total deposits increased by $39.8 million or 1.0% during the quarter ended March 31, 2011.

Savings deposits, demand deposits and money market deposits increased by 5.3%, 4.7% and 3.9%, respectively, in the first three months of 2011 due to continued efforts to obtain more account relationships.

The 4.2% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the bank.  The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace.  WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Service (CDARS®) program, which had $209.1 million in total outstanding balances at March 31, 2011 of which $59.7 million represented one way buys, as compared to $246.3 million in total outstanding balances at December 31, 2010.  Certificates of deposit of $250,000 or more were approximately $180.4 million at March 31, 2011 as compared to $186.5 million at December 31, 2010.  Certificates of deposit of $100,000 or more were approximately $746.7 million at March 31, 2011 as compared to $791.7 million at December 31, 2010, while certificates of deposit totaling approximately $810.3 million at March 31, 2011 with a cost of 1.29% are scheduled to mature within the next year.  Current market rates for certificates of deposit may result in a lower total certificate of deposit cost from these maturities assuming rates stay the same and matured certificates of deposit roll into similar products.  WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 16. BORROWINGS

	March 31,	December 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change
Federal Home Loan Bank borrowings	$ 232,247	$ 253,606	$ (21,359)	(8.4%)
Other short-term borrowings	168,014	187,385	(19,371)	(10.3%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,042	106,034	8	0.0%
Total borrowings	$ 506,303	$ 547,025	$ (40,722)	(7.4%)

 Borrowings are a less significant source of funding for WesBanco and in the current yield curve environment, certain borrowings may be more expensive than other available funding sources including deposits.  During the first quarter of 2011, WesBanco reduced other short-term borrowings and paid down Federal Home Loan Bank borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows for their payoff.  Additional maturities are scheduled for the remainder of the year, which should permit a further lowering of the cost of wholesale borrowings as current borrowing rates are lower, or management will use available cash to pay off these borrowings.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $168.0 million at March 31, 2011 as compared to $187.4 million at December 31, 2010.  The decrease in these borrowings have occurred primarily as a result of a $19.9 million decrease in securities sold under agreements to repurchase which was partially offset by a $0.5 million increase in treasury tax and loan notes.  A revolving line of credit with another bank is available at the parent company.  The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million.  There were no outstanding balances as of March 31, 2011 or December 31, 2010.

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

CAPITAL RESOURCES

Shareholders' equity was $612.0 million at March 31, 2011 compared to $606.9 million at December 31, 2010.  Total equity increased due to net income during the current three month period of $10.2 million. The increase was partially offset by the declaration of common shareholder dividends totaling $4.0 million and a $1.2 million other comprehensive income loss.

WesBanco did not purchase any shares during the current three month period under an existing one million share repurchase plan.  At March 31, 2011, remaining WesBanco common stock authorized to be purchased as part of the current one million share repurchase plan totaled 584,325 shares.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco Bank (the “Bank”), as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2011, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $12.1 million from the Bank.  WesBanco seeks to continue improving its capital ratios as short-term debt matures and is paid down from investment and loan cash flows to further reduce total assets.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum	Well	March 31, 2011		December 31, 2010
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$ 434,765	8.53%	$ 428,001	8.35%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	434,765	12.23%	428,001	11.94%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	479,432	13.48%	473,020	13.20%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$ 405,531	7.99%	$ 398,171	7.80%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	405,531	11.47%	398,171	11.15%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	449,938	12.73%	443,013	12.41%
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

As a bank holding company, WesBanco will be subjected to increased capital requirements (further discussed in WesBanco’s Form 10-K for the year ended December 31, 2010 filed with the SEC under “Item 1. Business—Capital Requirements”).  A provision known as the Volcker Rule will limit WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. A provision known as the Lincoln Rule will prevent WesBanco Bank from engaging in certain swap transactions unless they are carried out through a separately capitalized affiliate. Increased restrictions also will apply to transactions with and among WesBanco subsidiaries, and the Federal Reserve Board will have increased authority to examine and take enforcement action against WesBanco and its subsidiaries that are not banks.

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

As a publicly traded company, WesBanco is required to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. The Dodd-Frank Act also calls for regulators to issue new rules relating to compensation committee independence, incentive-based compensation arrangements deemed excessive, and proxy access by shareholders.

WesBanco Bank and other insured depository institutions will have increased authority to open new branches across state lines. A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. A new government agency, the Bureau of Consumer Financial Protection (“Consumer Bureau”), will have the authority to write rules implementing numerous consumer protection laws applicable to all banks.

BASEL III CAPITAL STANDARDS

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

Securities are the principal source of short-term liquidity for WesBanco.  Securities totaled $1.5 billion at March 31, 2011, of which $935.6 million were classified as available-for-sale, including net unrealized pretax gains of $6.1 million.  The remaining securities were classified as held-to-maturity.  At March 31, 2011, WesBanco has approximately $22.9 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $399.7 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $155.2 million based on current prepayment speeds, from loans held for sale totaling $4.1 million, from accruing loans scheduled to mature within the next year of $480.9 million and from normal loan repayments anticipated to be $762.0 million within the next year.  At March 31, 2011, WesBanco had $97.1 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity.  Sources of liquidity within the next year listed above approximate $1,921.9 million at March 31, 2011.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.2 billion at March 31, 2011. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $810.3 million at March 31, 2011 which includes jumbo regular certificates of deposit and jumbo CDARS© deposits totaling $216.3 million with a weighted-average cost of 1.33% and $91.4 million with a cost of 1.15%, respectively. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2011 approximated $962.6 million in excess of current outstandings, which has decreased slightly from the $1.0 billion available at December 31, 2010, due to changes in certain loan balances and FHLB changes in collateral discounts.  At March 31, 2011, the Bank had unpledged available-for-sale securities with an amortized cost of $465.6 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings.  In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2011, WesBanco had a BIC line of credit totaling $140.4 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million at March 31, 2011 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $168.0 million at March 31, 2011 primarily include callable repurchase agreements of $165.2 million and several overnight sweep checking accounts for large commercial customers.  There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2011.  The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance.

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

The principal sources of parent company liquidity are dividends from the Bank, $16.4 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2011.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2011, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $12.1 million from the Bank.

At March 31, 2011, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $697.5 million, compared to $648.8 million at December 31, 2010. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies recently issued guidance to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices.  The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process.  WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of March 31, 2011 and that WesBanco’s current liquidity risk management policies and procedures adequately address the recently issued guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period.  The table below shows WesBanco’s interest rate sensitivity at March 31, 2011 and December 31, 2010 assuming both a 100 and 200 basis point interest rate change, compared to a base model.  Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1.  NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2011	December 31, 2010	Guidelines
+300	0.4%	0.8%	-25.0%
+200	1.3%	1.7%	- 12.5%
+100	1.9%	2.4%	- 5.0%
-100	(2.7%)	(2.9%)	- 5.0%
-200	N/A	N/A	-12.5%

As per the table above, the earnings simulation model at March 31, 2011 currently projects that net interest income for the next twelve month period would decrease by 2.7% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.9% for the same scenario as of December 31, 2010.

For rising rate scenarios, net interest income would increase by 1.9%, 1.3% and 0.4% if rates increased by 100, 200 and 300 basis points, respectively, as of March 31, 2011 as compared to increases of 2.4%, 1.7% and 0.8% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2010.  The balance sheet is slightly less asset sensitive in the first quarter of 2011 due to changes in deposit mix and a slight duration extension in the investment portfolio.  Should rates rise more rapidly and by a higher amount, the asset sensitivity is somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities.  In addition, variable rate commercial loans with rate floors approximated $850 million at March 31, 2011, which represented approximately 40% of commercial loans with an average floor of 5.24%.  In the current flat interest rate environment, WesBanco expects that the net interest margin may be slightly negatively impacted throughout the rest of 2011, as short term interest rates are not anticipated to increase until 2012, and loan runoff and investment security maturities are reinvested at lower rates.

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

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period.  Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario.  The simulation model at March 31, 2011, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.0% over the next twelve months, compared to a 2.3% increase at December 31, 2010.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios.  At March 31, 2011, the market value of equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 3.2% as compared to an increase of 4.4% at December 31, 2010.  In a 100 basis point falling rate environment, the model indicates an increase of 0.8%, as compared to a decrease of 4.1% as of December 31, 2010. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier I capital leverage ratio is not forecasted to decrease below 5.0% as a result of the change.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2011, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.  There were no general open market repurchases during the first three months of 2011, other than those for KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2010				584,325

January 1, 2011 to January 31, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	19,736	$ 19.19	N/A	N/A

February 1, 2011 to February 28, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,346	$ 20.24	N/A	N/A

March 1, 2011 to March 31, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,471	$ 20.32	N/A	N/A

First Quarter 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	24,553	$ 19.40	N/A	N/A
Total	24,553	$ 19.40	-	584,325
(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 27, 2011	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2011	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)