Form 10-Q
period 2011-06-30
WESBANCO INC
filed 2011-07-28
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 26, 2011, there were 26,629,360 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2011	2010

ASSETS
Cash and due from banks, including interest bearing amounts of $9,782 and $21,894, respectively	$83,345	$79,136
Securities:
Available-for-sale, at fair value	938,342	957,481
Held-to-maturity (fair values of $596,341 and $465,902, respectively)	586,353	468,710
Total securities	1,524,695	1,426,191
Loans held for sale	4,205	10,800
Portfolio loans, net of unearned income	3,263,046	3,288,676
Allowance for loan losses	(61,418)	(61,051)
Net portfolio loans	3,201,628	3,227,625
Premises and equipment, net	84,325	85,928
Accrued interest receivable	20,683	20,536
Goodwill and other intangible assets, net	284,336	285,559
Bank-owned life insurance	108,296	106,502
Other assets	114,394	119,181
Total Assets	$5,425,907	$5,361,458

LIABILITIES
Deposits:
Non-interest bearing demand	$629,429	$591,052
Interest bearing demand	495,807	481,129
Money market	897,929	854,836
Savings deposits	570,274	530,701
Certificates of deposit	1,627,900	1,714,705
Total deposits	4,221,339	4,172,423
Federal Home Loan Bank borrowings	226,897	253,606
Other short-term borrowings	208,704	187,385
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,050	106,034
Total borrowings	541,651	547,025
Accrued interest payable	5,906	6,559
Other liabilities	33,974	28,588
Total Liabilities	4,802,870	4,754,595

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2011 and 2010; outstanding: 26,629,360 and 26,586,953 shares in 2011 and 2010, respectively	55,487	55,487
Capital surplus	191,263	191,987
Retained earnings	375,689	361,513
Treasury stock (4,488 and 46,895 shares in 2011 and 2010, respectively, at cost)	(96)	(1,063)
Accumulated other comprehensive income	1,875	131
Deferred benefits for directors	(1,181)	(1,192)
Total Shareholders’ Equity	623,037	606,863
Total Liabilities and Shareholders’ Equity	$5,425,907	$5,361,458

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands, except shares and per share amounts)	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME
Loans, including fees	$44,511	$47,911	$88,859	$96,285
Interest and dividends on securities:
Taxable	9,431	8,724	18,139	17,835
Tax-exempt	3,046	2,851	6,032	5,845
Total interest and dividends on securities	12,477	11,575	24,171	23,680
Other interest income	54	111	109	197
Total interest and dividend income	57,042	59,597	113,139	120,162
INTEREST EXPENSE
Interest bearing demand deposits	501	636	1,004	1,306
Money market deposits	1,208	2,185	2,779	4,127
Savings deposits	349	623	837	1,226
Certificates of deposit	7,929	9,322	15,980	19,482
Total interest expense on deposits	9,987	12,766	20,600	26,141
Federal Home Loan Bank borrowings	2,003	3,567	4,028	7,901
Other short-term borrowings	1,188	1,173	2,370	2,353
Junior subordinated debt owed to unconsolidated subsidiary trusts	811	943	1,612	1,987
Total interest expense	13,989	18,449	28,610	38,382
NET INTEREST INCOME	43,053	41,148	84,529	81,780
Provision for credit losses	6,802	11,675	14,843	23,175
Net interest income after provision for credit losses	36,251	29,473	69,686	58,605
NON-INTEREST INCOME
Trust fees	4,272	3,636	9,034	7,694
Service charges on deposits	4,889	5,701	9,111	11,018
Electronic banking fees	2,523	2,190	4,807	4,105
Net securities brokerage and insurance services revenue	1,694	1,616	3,415	3,466
Bank-owned life insurance	900	966	1,794	1,910
Net gains on sales of mortgage loans	389	569	971	1,094
Net securities gains	14	898	30	2,303
Net losses on other real estate owned and other assets	(271)	(1,315)	(816)	(2,845)
Other income	606	324	1,175	881
Total non-interest income	15,016	14,585	29,521	29,626
NON-INTEREST EXPENSE
Salaries and wages	13,800	13,362	27,385	26,576
Employee benefits	4,408	4,347	9,632	9,344
Net occupancy	2,461	2,540	5,382	5,599
Equipment	2,145	2,376	4,444	4,980
Marketing	1,642	1,155	2,647	1,785
FDIC insurance	1,015	1,683	2,669	3,288
Amortization of intangible assets	605	685	1,223	1,384
Restructuring and merger-related expenses	-	7	-	206
Other operating expenses	9,627	8,412	17,812	16,798
Total non-interest expense	35,703	34,567	71,194	69,960
Income before provision for income taxes	15,564	9,491	28,013	18,271
Provision for income taxes	3,646	1,253	5,854	2,122
NET INCOME	$11,918	$8,238	$22,159	$16,149
EARNINGS PER COMMON SHARE
Basic	$0.45	$0.31	$0.83	$0.61
Diluted	$0.45	$0.31	$0.83	$0.61
AVERAGE SHARES OUTSTANDING
Basic	26,610,450	26,577,065	26,599,791	26,572,385
Diluted	26,611,409	26,577,828	26,601,088	26,572,915
DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14	$0.30	$0.28

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011 and 2010

(unaudited, in thousands, except shares and per share amounts)	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
	Shares	Amount

December 31, 2010	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863
Net income				22,159				22,159
Other comprehensive income (1)						1,744		1,744
Total comprehensive income								23,903
Common dividends declared ($0.30 per share)				(7,983)				(7,983)
Stock options exercised	1,775		(13)		39			26
Restricted stock granted	40,632		(928)		928			-
Stock compensation expense			228					228
Deferred benefits for directors- net			(11)				11	-
June 30, 2011	26,629,360	$55,487	$191,263	$375,689	$(96)	$1,875	$(1,181)	$623,037

December 31, 2009	26,567,653	$55,487	$192,268	$340,788	$(1,498)	$2,949	$(1,278)	$588,716
Net income				16,149				16,149
Other comprehensive income (1)						7,206		7,206
Total comprehensive income								23,355
Common dividends declared ($0.28 per share)				(7,440)				(7,440)
Stock options exercised	2,050		(14)		44			30
Restricted stock granted	17,200		(390)		390			-
Stock compensation expense			53					53
Deferred benefits for directors- net			(100)				100	-
June 30, 2010	26,586,903	$55,487	$191,817	$349,497	$(1,064)	$10,155	$(1,178)	$604,714

(1) The net change in other comprehensive income in 2010 and 2011 consists primarily of the net change in unrealized gains and losses in available-for-sale securities.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$58,738	$49,510
INVESTING ACTIVITIES:
Net decrease in loans	9,729	50,143
Securities available-for-sale:
Proceeds from sales	-	103,463
Proceeds from maturities, prepayments and calls	171,140	184,147
Purchases of securities	(150,954)	(281,739)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	42,039	7,984
Purchases of securities	(161,448)	(10,524)
Purchases of premises and equipment – net	(1,349)	(883)
Net cash (used in) provided by investing activities	(90,843)	52,591
FINANCING ACTIVITIES:
Net increase in deposits	48,970	139,767
Proceeds from Federal Home Loan Bank borrowings	-	20,000
Repayment of Federal Home Loan Bank borrowings	(26,518)	(206,099)
Increase (decrease) in other short-term borrowings	6,547	(5,877)
Increase (decrease) in federal funds purchased	15,000	(5,000)
Dividends paid to common shareholders	(7,711)	(7,439)
Treasury shares sold – net	26	30
Net cash provided by (used in) financing activities	36,314	(64,618)
Net increase in cash and cash equivalents	4,209	37,483
Cash and cash equivalents at beginning of the period	79,136	82,867
Cash and cash equivalents at end of the period	$83,345	$120,350
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$29,263	$40,704
Income taxes paid	5,850	2,850
Transfers of loans to other real estate owned	1,004	2,321
Transfer to loans held for sale	-	791
Transfers of available-for-sale securities to held-to-maturity securities at fair value	-	426,723

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

RECENT ACCOUNTING PRONOUNCEMENTS— In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In May 2011, the FASB issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The accounting pronouncement requires certain disclosures about transfers between level 1 and level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In April 2011, the FASB issued an accounting pronouncement which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively. The disclosures relating to troubled debt restructurings will be required to be included in WesBanco’s third quarter Form 10-Q. While the provisions of this pronouncement may increase the amount of WesBanco’s receivables that are considered troubled debt restructurings and will expand the related disclosures on troubled debt restructurings, it is not expected to have a material impact on WesBanco’s financial condition and results of operations.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2011	2010	2011	2010

Numerator for both basic and diluted earnings per common share:
Net income	$11,918	$8,238	$22,159	$16,149

Denominator:
Total average basic common shares outstanding	26,610,450	26,577,065	26,599,791	26,572,385
Effect of dilutive stock options	959	763	1,297	530
Total diluted average common shares outstanding	26,611,409	26,577,828	26,601,088	26,572,915

Earnings per common share - basic	$0.45	$0.31	$0.83	$0.61
Earnings per common share - diluted	$0.45	$0.31	$0.83	$0.61

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-sale
Other government agencies	$330,833	$988	$(2,824)	$328,997	$367,150	$1,436	$(5,451)	$363,135
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	365,233	8,200	(750)	372,683	344,787	9,412	(854)	353,345
Obligations of state and political subdivisions	195,629	5,410	(344)	200,695	208,198	4,321	(1,711)	210,808
Corporate debt securities	31,362	27	(346)	31,043	25,775	12	(204)	25,583
Total debt securities	$923,057	$14,625	$(4,264)	$933,418	$945,910	$15,181	$(8,220)	$952,871
Equity securities	4,244	703	(23)	4,924	3,787	823	-	4,610
Total available-for-sale securities	$927,301	$15,328	$(4,287)	$938,342	$949,697	$16,004	$(8,220)	$957,481
Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$296,082	$4,746	$(58)	$300,770	$202,062	$1,721	$(14)	$203,769
Other residential collateralized mortgage obligations	962	11	-	973	1,224	14	-	1,238
Obligations of state and political subdivisions	287,857	5,800	(589)	293,068	263,973	973	(5,592)	259,354
Corporate debt securities	1,452	78	-	1,530	1,451	90	-	1,541
Total held-to-maturity securities	$586,353	$10,635	$(647)	$596,341	$468,710	$2,798	$(5,606)	$465,902
Total securities	$1,513,654	$25,963	$(4,934)	$1,534,683	$1,418,407	$18,802	$(13,826)	$1,423,383

At June 30, 2011, and December 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2011. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2011
(unaudited, in thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Available-for-sale
Other government agencies	$3,059	$26,820	$88,047	$211,071	$328,997
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	16,593	300,171	49,456	6,463	372,683
Obligations of states and political subdivisions	5,364	49,353	99,850	46,128	200,695
Corporate debt securities	3,426	23,868	1,939	1,810	31,043
Equity securities	-	-	-	4,924	4,924
Total available-for-sale securities	$28,442	$400,212	$239,292	$270,396	$938,342
Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$3,993	$240,280	$10,363	$46,134	$300,770
Other residential collateralized mortgage obligations (1)	-	973	-	-	973
Obligations of states and political subdivisions	4,877	8,845	28,795	250,551	293,068
Corporate debt securities	-	-	-	1,530	1,530
Total held-to-maturity securities	$8,870	$250,098	$39,158	$298,215	$596,341
Total securities	$37,312	$650,310	$278,450	$568,611	$1,534,683

(1) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on current estimated average lives.

(2) The held-to-maturity portfolio is carried at an amortized cost of $586.4 million.

Securities with aggregate par values of $658.7 million and $621.4 million at June 30, 2011 and December 31, 2010, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $103.5 million for the six months ended June 30, 2010. There were no sales from the portfolio for the six months ended June 30, 2011. Net unrealized security gains on the available-for-sale portfolio were $11.0 million and $7.8 million for June 30, 2011 and December 31, 2010. These unrealized gains were recognized in other comprehensive income, net of tax. For the six months ended June 30, 2011, gross realized security gains and losses were immaterial. For the six months ended June 30, 2010, gross realized security gains on available-for-sale securities were $2.3 million and gross realized security losses were immaterial.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Other government agencies	$159,102	$(2,824)	19	$-	$-	-	$159,102	$(2,824)	19
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	129,316	(776)	22	1,982	(32)	4	131,298	(808)	26
Obligations of states and political subdivisions	74,093	(911)	84	1,407	(22)	3	75,500	(933)	87
Corporate debt securities	23,921	(346)	10	-	-	-	23,921	(346)	10
Equity securities	86	(23)	3	-	-	-	86	(23)	3
Total temporarily impaired securities	$386,518	$(4,880)	138	$3,389	$(54)	7	$389,907	$(4,934)	145

	December 31, 2010
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Other government agencies	$190,252	$(5,451)	21	$-	$-	-	$190,252	$(5,451)	21
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	97,174	(855)	20	578	(13)	1	97,752	(868)	21
Obligations of states and political subdivisions	223,324	(7,290)	255	342	(13)	2	223,666	(7,303)	257
Corporate debt securities	20,033	(204)	8	-	-	-	20,033	(204)	8
Total temporarily impaired securities	$530,783	$(13,800)	304	$920	$(26)	3	$531,703	$(13,826)	307

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) stock totaling $24.5 million and $28.0 million at June 30, 2011 and December 31, 2010, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

In 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice. However, the FHLB of Pittsburgh announced on October 28, 2010 that the suspension on the repurchase of excess capital stock would be partially lifted, and future excess capital stock repurchases would be reviewed on a quarter-to-quarter basis. The suspension of dividends was not affected by the announcement. The FHLB of Pittsburgh stock owned by WesBanco totaling $22.6 million and $25.0 million at June 30, 2011 and December 31, 2010, respectively, does not have a readily determinable fair value and is recorded as a cost method investment in other assets on the Consolidated Balance Sheet, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh has suspended dividends and only partially lifted the suspension on the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of June 30, 2011, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired. At June 30, 2011, WesBanco held excess capital stock of $5.6 million that remains to be repurchased by the FHLB of Pittsburgh. The FHLB of Pittsburgh stock balance declined from December 31, 2010 to June 30, 2011 due to stock repurchases during the period.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.8 million at June 30, 2011 and $3.1 million at December 31, 2010.

The following table summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio.

	For the Six Months Ended
	June 30,								June 30,
	2011								2010
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Other	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total	Total

Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051	$61,160
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404	195
Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355
Provision for credit losses:
Provision for loan losses	4,893	3,196	4,138	1,386	421	930	578	15,542	23,175
Provision for loan commitments	(696)	(275)	235	1	24	12	-	(699)	-
Total provision for credit losses	4,197	2,921	4,373	1,387	445	942	578	14,843	23,175
Charge-offs	(4,532)	(4,156)	(3,937)	(1,992)	(448)	(1,840)	(420)	(17,325)	(20,429)
Recoveries	33	725	330	248	9	635	170	2,150	1,297
Net charge-offs	(4,499)	(3,431)	(3,607)	(1,744)	(439)	(1,205)	(250)	(15,175)	(19,132)
Balance at end of period:
Allowance for loan losses	5,095	30,601	11,324	5,592	2,055	5,366	1,385	61,418	65,203
Allowance for loan commitments	341	10	300	2	38	14	-	705	195
Total ending allowance for credit losses	$5,436	$30,611	$11,624	$5,594	$2,093	$5,380	$1,385	$62,123	$65,398

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	June 30, 2011
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total

Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,312	$7,556	$920	$-	$-	$-	$-	$9,788
Allowance for loans collectively evaluated for impairment	3,783	23,045	10,404	5,592	2,055	5,366	1,385	51,630
Allowance for loan commitments	341	10	300	2	38	14	-	705
Total allowance for credit losses	5,436	30,611	11,624	5,594	2,093	5,380	1,385	62,123

Portfolio loans:
Individually evaluated for impairment	11,801	43,716	5,800	-	-	-	-	61,317
Collectively evaluated for impairment	161,571	1,516,665	423,362	598,720	250,678	250,733	-	3,201,729
Total portfolio loans	$173,372	$1,560,381	$429,162	$598,720	$250,678	$250,733	$-	$3,263,046

	Allowance for Credit Losses and Recorded Investment in Loans
	December 31, 2010
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total

Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$3,716	$5,663	$1,051	$-	$-	$-	$-	$10,430
Allowance for loans collectively evaluated for impairment	985	25,173	9,742	5,950	2,073	5,641	1,057	50,621
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404
Total allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455

Portfolio loans:
Individually evaluated for impairment	11,976	56,976	7,406	-	-	-	-	76,358
Collectively evaluated for impairment	142,865	1,545,432	405,320	608,693	249,423	260,585	-	3,212,318
Total portfolio loans	$154,841	$1,602,408	$412,726	$608,693	$249,423	$260,585	$-	$3,288,676

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade As of June 30, 2011
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial & Industrial	Total Commercial Loans

Excellent - minimal risk	$847	$239	$52,832	$53,918
Good - desirable risk	37,247	568,310	177,690	783,247
Fair - acceptable risk	93,568	764,697	161,740	1,020,005
Criticized - marginal	21,018	134,973	13,171	169,162
Classified - substandard	20,692	92,162	23,729	136,583
Classified - doubtful	-	-	-	-
Total	$173,372	$1,560,381	$429,162	$2,162,915

	Commercial Loans by Internally Assigned Risk Grade As of December 31, 2010
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial & Industrial	Total Commercial Loans

Excellent - minimal risk	$559	$170	$55,203	$55,932
Good - desirable risk	28,592	597,484	168,574	794,650
Fair - acceptable risk	75,446	776,115	147,616	999,177
Criticized - marginal	26,411	136,677	16,817	179,905
Classified - substandard	23,833	91,962	24,516	140,311
Classified - doubtful	-	-	-	-
Total	$154,841	$1,602,408	$412,726	$2,169,975

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines and accruing were $6.0 million at June 30, 2011 and $6.6 million at December 31, 2010, with non-accrual loans representing $12.1 million and $11.7 million, for each period respectively.

The following table summarizes the age analysis of all categories of loans. Nonaccrual, troubled debt restructurings and other impaired loans which are also set forth separately in this footnote are included in the following table according to their payment status, some of which are current as to payment status.

	Age Analysis of Loans As of June 30, 2011
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing

Commercial real estate:

Land and construction	$163,524	$489	$290	$9,069	$9,848	$173,372	$-
Other	1,533,032	6,420	2,631	18,298	27,349	1,560,381	443
Total commercial real estate	1,696,556	6,909	2,921	27,367	37,197	1,733,753	443
Commercial and industrial	417,909	1,045	646	9,562	11,253	429,162	310
Residential real estate	577,698	2,721	5,931	12,370	21,022	598,720	4,313
Home equity	246,905	1,517	649	1,607	3,773	250,678	681
Consumer	245,298	3,689	632	1,114	5,435	250,733	985
Total portfolio loans	3,184,366	15,881	10,779	52,020	78,680	3,263,046	6,732
Loans held for sale	4,205	-	-	-	-	4,205	-
Total loans	$3,188,571	$15,881	$10,779	$52,020	$78,680	$3,267,251	$6,732

	Age Analysis of Loans As of December 31, 2010
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing

Commercial real estate:

Land and construction	$150,190	$429	$311	$3,911	$4,651	$154,841	$277
Other	1,579,400	4,365	2,956	15,687	23,008	1,602,408	692
Total commercial real estate	1,729,590	4,794	3,267	19,598	27,659	1,757,249	969
Commercial and industrial	401,400	3,530	1,370	6,426	11,326	412,726	95
Residential real estate	588,212	2,084	5,704	12,693	20,481	608,693	4,535
Home equity	245,471	1,665	633	1,654	3,952	249,423	1,126
Consumer	253,407	4,898	1,122	1,158	7,178	260,585	958
Total portfolio loans	3,218,080	16,971	12,096	41,529	70,596	3,288,676	7,683
Loans held for sale	10,800	-	-	-	-	10,800	-
Total loans	$3,228,880	$16,971	$12,096	$41,529	$70,596	$3,299,476	$7,683

Impaired Loans — Impaired loans consist of nonaccrual loans, troubled debt restructurings and other impaired loans.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection.

Loans are categorized as troubled debt restructurings when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate below the current market interest rate, the amount of accrued interest, the principal amount of the loan or an extension of the maturity date of the loan. These loans generally remain on accrual status as long as they continue to perform in accordance with their modified terms. Loans may be removed from troubled debt restructuring status after they have performed according to the restructured terms for a period of time if the interest rate under the modified terms is at or above market, or they may move to non-accrual if they do not perform in accordance with the loans’ modified terms.

Other impaired loans consist of certain impaired loans that are internally classified as substandard or doubtful that have not been placed on non-accrual or considered a troubled debt restructuring but are not fully secured by the value of the collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans may include loans for which a specific reserve is established and acquired loans for which a credit valuation adjustment was recorded at the time of acquisition. Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.

The following tables summarize impaired loans:

	Impaired Loans (1)
	For the Six Months Ended June 30, 2011
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
(unaudited, in thousands)	Balance (2)	Investment	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial real estate:
Land and construction	$18,381	$12,740	$-	$10,553	$117
Other	38,190	34,130	-	33,396	328
Commercial and industrial	11,485	8,920	-	8,630	97
Residential real estate	14,899	13,443	-	14,184	69
Home equity	1,299	1,150	-	1,007	-
Consumer	205	181	-	240	2
Total impaired loans without a related allowance	84,459	70,564	-	68,010	613
With an allowance recorded:
Commercial real estate:
Land and construction	4,156	4,156	848	7,106	82
Other	24,099	24,099	8,019	26,498	513
Commercial and industrial	1,840	1,840	920	3,959	-
Total impaired loans with an allowance	30,095	30,095	9,787	37,563	595
Total impaired loans	$114,554	$100,659	$9,787	$105,573	$1,208
(1)	Total impaired loans as of June 30, 2011 include non-accrual loans of $62.0 million, troubled debt restructurings of $36.4 million and other impaired loans of $2.2 million.
(2)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans (1)
	For the Year Ended December 31, 2010
(unaudited, in thousands)	Unpaid Principal Balance (2)	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate:
Land and construction	$8,467	$7,047	$-	$4,605	$203
Other	34,270	31,571	-	31,865	918
Commercial and industrial	8,935	8,006	-	9,313	159
Residential real estate	15,260	14,131	-	16,523	286
Home equity	855	755	-	938	5
Consumer	336	302	-	358	9
Total impaired loans without a related allowance	68,123	61,812	-	63,602	1,580
With an allowance recorded:
Commercial real estate:
Land and construction	11,976	11,976	3,716	13,305	407
Other	32,308	32,308	5,663	29,107	1,667
Commercial and industrial	4,106	4,106	1,051	3,273	296
Total impaired loans with an allowance	48,390	48,390	10,430	45,685	2,370
Total impaired loans	$116,513	$110,202	$10,430	$109,287	$3,950
(1)	Total impaired loans as of December 31, 2010 include non-accrual loans of $48.8 million, troubled debt restructurings of $47.5 million and other impaired loans of $13.9 million.
(2)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

The following tables present the recorded investment in troubled debt restructurings and non-accrual loans:

	Troubled Debt Restructurings
(unaudited, in thousands)	June 30, 2011	December 31, 2010

Commercial real estate:
Land and construction	$5,491	$10,764
Other	27,943	33,122
Total commercial real estate	33,434	43,886
Commercial and industrial	336	73
Residential real estate	2,614	3,443
Home equity	-	-
Consumer	53	81
Total	$36,437	$47,483

	Non-accrual Loans
(unaudited, in thousands)	June 30, 2011	December 31, 2010

Commercial real estate:
Land and construction	$11,404	$4,391
Other	28,105	24,833
Total commercial real estate	39,509	29,224
Commercial and industrial	10,424	7,933
Residential real estate	10,829	10,688
Home equity	1,150	755
Consumer	129	220
Total	$62,041	$48,820

WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.3 million and $1.4 million at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2011	2010

Other real estate owned	$4,781	$7,724
Repossessed assets	231	345
Total other real estate owned and repossessed assets	$5,012	$8,069

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At June 30, 2011 and December 31, 2010 WesBanco had FHLB borrowings of $226.9 million and $253.6 million, respectively, with a weighted-average interest rate of 3.64% for both periods. The decline in borrowings from December 31, 2010 was due to scheduled maturities. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $24.5 million at June 30, 2011 and $28.0 million at December 31, 2010 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at June 30, 2011 and December 31, 2010 was estimated to be approximately $960.9 million and $1.0 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $226.9 million outstanding at June 30, 2011, $106.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2011 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate

2011	$58,052	3.79%
2012	76,562	3.64%
2013	50,416	3.28%
2014	16,228	3.40%
2015	937	4.69%
2016 and thereafter	24,702	4.10%
Total	$226,897	3.64%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2011	2010	2011	2010

Service cost – benefits earned during year	$643	$581	$1,279	$1,155
Interest cost on projected benefit obligation	907	877	1,803	1,744
Expected return on plan assets	(1,412)	(1,197)	(2,808)	(2,381)
Amortization of prior service cost	15	(29)	29	(58)
Amortization of net loss	318	302	633	602
Net periodic pension cost	$471	$534	$936	$1,062

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.6 million is due for 2011 which will be funded by the Plan’s available credit balance. No decision has been made as of June 30, 2011 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2011 Fair Value Measurements Using:
(unaudited, in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities - available-for-sale
Other government agencies	$328,997	$-	$328,997	$-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	372,683	-	372,683	-
Obligations of state and political subdivisions	200,695	-	200,649	46
Corporate debt securities	31,043	-	31,043	-
Equity securities	4,924	3,274	1,650	-
Total securities - available-for-sale	$938,342	$3,274	$935,022	$46

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels 1 and 2 for the six months ended June 30, 2011.

		December 31, 2010 Fair Value Measurements Using:
(unaudited, in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities - available-for-sale
Other government agencies	$363,135	$-	$363,135	$-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	353,345	-	353,345	-
Obligations of state and political subdivisions	210,808	-	210,740	68
Corporate debt securities	25,583	-	25,583	-
Equity securities	4,610	2,884	1,726	-
Total securities - available-for-sale	$957,481	$2,884	$954,529	$68

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

(unaudited, in thousands)	Other residential collateralized mortgage obligations	Obligations of state and political subdivisions	Equity securities	Total

For the Three Months ended June 30, 2011:
Beginning balance	$-	$46	$-	$46
Total gains and losses included in other comprehensive income	-	-	-	-
Settlements	-	-	-	-
Ending balance	$-	$46	$-	$46
For the Three Months ended June 30, 2010:
Beginning balance	$23	$1,352	$242	$1,617
Transfers out of Level 3	(19)	(815)	-	(834)
Total gains and losses included in other comprehensive income	-	(14)	-	(14)
Settlements	(4)	(306)	-	(310)
Ending balance	$-	$217	$242	$459
For the Six Months ended June 30, 2011:
Beginning balance	$-	$68	$-	$68
Total gains and losses included in other comprehensive income	-	-	-	-
Settlements	-	(22)	-	(22)
Ending balance	$-	$46	$-	$46

For the Six Months ended June 30, 2010:
Beginning balance	$33	$1,401	$242	$1,676
Transfers out of Level 3	(19)	(815)	-	(834)
Total gains and losses included in other comprehensive income	3	(3)	-	-
Settlements	(17)	(366)	-	(383)
Ending balance	$-	$217	$242	$459

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

		Fair Value Measurements Using:
(unaudited, in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
Impaired loans (1)	$20,308	$-	$-	$20,308
Other real estate owned and repossessed assets (2)	5,012	-	-	5,012
Mortgage servicing rights (3)	1,510	-	-	1,510
Loans held for sale (4)	4,205	-	-	4,205

December 31, 2010
Impaired loans (1)	$37,960	-	-	$37,960
Other real estate owned and repossessed assets (2)	8,069	-	-	8,069
Mortgage servicing rights (3)	1,675	-	-	1,675
Loans held for sale (4)	10,800	-	-	10,800

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value and management’s judgment of the value of collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore carried at fair value as determined from independent valuations.
(4)	Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

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

The following table represents the estimates of fair value of financial instruments:

	June 30, 2011		December 31, 2010
(unaudited, in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$83,345	$83,345	$79,136	$79,136
Securities available-for-sale	938,342	938,342	957,481	957,481
Securities held-to-maturity	586,353	596,341	468,710	465,902
Net loans	3,201,628	3,073,255	3,227,625	3,070,061
Loans held for sale	4,205	4,205	10,800	10,800
Accrued interest receivable	20,683	20,683	20,536	20,536
Bank owned life insurance	108,296	108,296	106,502	106,502
Financial liabilities:
Deposits	4,221,339	4,241,321	4,172,423	4,201,934
Federal Home Loan Bank borrowings	226,897	232,031	253,606	263,983
Other borrowings	208,704	210,649	187,385	189,094
Junior subordinated debt	106,050	66,161	106,034	55,397
Accrued interest payable	5,906	5,906	6,559	6,559

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

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with loan commitments was $0.7 million and $1.4 million as of June 30, 2011 and December 31, 2010 respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million as of both June 30, 2011 and December 31, 2010, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	June 30, 2011	December 31, 2010

Commitments to extend credit	$717,377	$648,839
Standby letters of credit	34,754	35,794
Affordable housing plan guarantees	4,197	4,255

CONTINGENT LIABILITIES—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claim contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.0 billion and $2.6 billion at June 30, 2011 and 2010, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated

For the Three Months ended June 30, 2011:
Interest income	$57,042	$-	$57,042
Interest expense	13,989	-	13,989
Net interest income	43,053	-	43,053
Provision for credit losses	6,802	-	6,802
Net interest income after provision for credit losses	36,251	-	36,251
Non-interest income	10,744	4,272	15,016
Non-interest expense	33,208	2,495	35,703
Income before provision for income taxes	13,787	1,777	15,564
Provision for income taxes	2,935	711	3,646
Net income	$10,852	$1,066	$11,918

For the Three Months ended June 30, 2010:
Interest income	$59,597	$-	$59,597
Interest expense	18,449	-	18,449
Net interest income	41,148	-	41,148
Provision for credit losses	11,675	-	11,675
Net interest income after provision for credit losses	29,473	-	29,473
Non-interest income	10,949	3,636	14,585
Non-interest expense	32,107	2,460	34,567
Income before provision for income taxes	8,315	1,176	9,491
Provision for income taxes	783	470	1,253
Net income	$7,532	$706	$8,238

For the Six Months ended June 30, 2011:
Interest income	$113,139	$-	$113,139
Interest expense	28,610	-	28,610
Net interest income	84,529	-	84,529
Provision for credit losses	14,843	-	14,843
Net interest income after provision for credit losses	69,686	-	69,686
Non-interest income	20,487	9,034	29,521
Non-interest expense	66,122	5,072	71,194
Income before provision for income taxes	24,051	3,962	28,013
Provision for income taxes	4,269	1,585	5,854
Net income	$19,782	$2,377	$22,159

For the Six Months ended June 30, 2010:
Interest income	$120,162	$-	$120,162
Interest expense	38,382	-	38,382
Net interest income	81,780	-	81,780
Provision for credit losses	23,175	-	23,175
Net interest income after provision for credit losses	58,605	-	58,605
Non-interest income	21,932	7,694	29,626
Non-interest expense	65,046	4,914	69,960
Income before provision for income taxes	15,491	2,780	18,271
Provision for income taxes	1,010	1,112	2,122
Net income	$14,481	$1,668	$16,149

Total non-fiduciary assets of the trust and investment services segment were $2.6 million and $1.6 million at June 30, 2011 and 2010, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2010 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2011, which are available at the SEC’s website www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 112 branches, one loan production office and 124 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2011 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended June 30, 2011 was $11.9 million as compared to $8.2 million for the second quarter of 2010, representing an increase of 44.7%, while diluted earnings per share were $0.45, as compared to $0.31 per share for the second quarter of 2010. For the six month period ended June 30, 2011, net income was $22.2 million as compared to $16.1 million for the same period in 2010, representing an increase of 37.2%, while diluted earnings per share were $0.83, as compared to $0.61 per share for the six months ended June 30, 2010.

Net interest income increased $1.9 million or 4.6% in the second quarter and $2.7 million or 3.4% in the first half of 2011 as compared to the same periods in 2010 due to increases in the net interest margin through disciplined pricing of loans and deposits. The net interest margin improved to 3.73% in the second quarter and to 3.70% in the first half of 2011, an increase of 17 and 13 basis points, respectively, as compared to the same periods of 2010 and increased 6 basis points in the second quarter as compared to the first quarter of 2011. The average rate on interest bearing liabilities decreased by 39 basis points in the second quarter and 42 basis points in the year-to-date period, while the rate on earning assets declined at a slower pace of 20 and 27 basis points, respectively. Lower offered rates on maturing, higher-rate certificates of deposit, an increase in lower-cost deposit products, and utilization of liquidity from increased deposits and loan balance reductions to reduce higher cost borrowings all contributed to the improvement in the cost of funds. Portfolio loans, which generally provide the highest rates within earning assets, decreased only 0.8% since year end and were up slightly in the second quarter as compared to March 31, 2011 as loan demand improved.

The provision for credit losses decreased $4.9 million in the second quarter and $8.3 million in the first six months of 2011 as compared to the same periods in 2010. Net charge-offs decreased $5.2 million in the second quarter as compared to the second quarter of 2010, and $1.4 million as compared to the first quarter of 2011, and remain significantly below average quarterly net charge-offs over the last two years. Classified and criticized commercial loans at June 30, 2011 decreased $33.8 million compared to June 30, 2010 and $3.8 million compared to March 31, 2011. Non-accrual loans decreased 4.7% as compared to June 30, 2010, while increasing 4.1% as compared to the first quarter of 2011; however, certain loans that migrated to non-accrual during the quarter were previously classified and reserved for in prior periods. The allowance for loan losses was relatively unchanged at June 30, 2011 as compared to December 31, 2010 and was 1.88% of total loans as compared to 1.86% at December 31, 2010 and 1.92% at June 30, 2010.

In the second quarter of 2011 non-interest income increased $0.4 million as compared to the second quarter of 2010 and was nearly unchanged in the year-to-date period as compared to 2010. The quarterly increase was due to a 17.5% increase in trust fees from new business, fee increases and market improvements, a 15.2% increase in electronic banking fees and a $1.0 million decrease in net losses on other real estate owned. These improvements were partially offset by decreases in service charges on deposits resulting from regulatory changes which led to fewer customer overdraft transactions, as well as reduced net security gains. Similar trends were evident in the year-to-date period.

Non-interest expense increased $1.1 million or 3.3% in the second quarter and $1.2 million or 1.8% in the first six months of 2011, as compared to the same periods in 2010. In the second quarter, salaries and wages increased $0.4 million due to regular compensation increases in the current quarter, marketing increased $0.5 million from promotions focused on growing demand deposits and home equity loans, and other operating expenses increased $1.2 million primarily due to charges relating to retail customer fraud and professional fees. These increases were partially offset by reduced FDIC insurance and equipment expense. Year-to-date, salaries and wages increased $0.8 million, due in part to routine annual adjustments to compensation, marketing increased $0.9 million due to the aforementioned promotions and other operating expenses increased $1.0 million, partially offset by decreases in FDIC insurance and equipment expenses. The provision for income taxes increased $2.4 million in the second quarter and $3.7 million in the six month period as compared to the same periods in 2010 due to increased taxable earnings and an increase in the year-to-date effective tax rate to 20.9% from 11.6% in 2010 as the ratio of taxable income to tax-exempt income increased.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2011	2010	2011	2010

Net interest income	$43,053	$41,148	$84,529	$81,780
Taxable equivalent adjustments to net interest income	1,640	1,535	3,248	3,148
Net interest income, fully taxable equivalent	$44,693	$42,683	$87,777	$84,928
Net interest spread, non-taxable equivalent	3.41%	3.23%	3.37%	3.23%
Benefit of net non-interest bearing liabilities	0.18%	0.20%	0.19%	0.21%
Net interest margin	3.59%	3.43%	3.56%	3.44%
Taxable equivalent adjustment	0.14%	0.13%	0.14%	0.13%
Net interest margin, fully taxable equivalent	3.73%	3.56%	3.70%	3.57%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, comprised of deposits and short and long-term borrowings. Net interest income is affected by the general level of and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities. Net interest income increased $1.9 million or 4.6% in the second quarter and $2.7 million or 3.4% in the first half of 2011 as compared to the same periods in 2010 due to increases in the net interest margin through disciplined pricing of loans and deposits. Significant improvements in the funding mix through decreases in higher cost CD’s and borrowings were the principal factor in the improvement in net interest income. Interest income from the investment portfolio has increased by 2.1% in the first six months of 2011 due to an increase in average outstanding balances of $229.4 million partially offset by a decrease in the average rates earned. The net interest margin improved to 3.73% in the second quarter and to 3.70% in the first half of 2011, an increase of 17 and 13 basis points, respectively, as compared to the same periods of 2010. The average rate on interest bearing liabilities decreased by 39 basis points in the second quarter and 42 basis points in the year-to-date period, while the rate on earning assets declined at a slower pace of 20 and 27 basis points, respectively. Lower offered rates on maturing, higher-rate certificates of deposit and an increase in lower-cost products including checking, money market and savings accounts all contributed to the improvement in the cost of funds. Average total deposits increased 3.5% in the second quarter. This growth includes new deposits received from customers participating in Marcellus shale gas activity. The average balance for FHLB borrowings, which have the highest average interest cost at 3.47% and represent 14.3% of interest expense, decreased by $175.2 million or 43.1% in the second quarter of 2011 from the second quarter of 2010 while earning assets were nearly unchanged. FHLB borrowings dropped to 4.2% of total assets from 5.8% at June 30, 2010. Average non-interest bearing deposit balances increased 13.2% in the second quarter as a result of retail marketing campaigns, and customer incentives, as well as increased balances of the Bank’s business customers, also contributing to lower funding costs.

Interest income decreased 4.3% in the second quarter and 5.8% in the year-to-date period of 2011 as compared to the same periods in 2010 due to lower yields while total average earning assets were nearly unchanged. The yield decreased 20 basis points to 4.90% in the second quarter and 27 basis points to 4.91% in the first six months of 2011. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to competition and the lower interest rate environment. In addition, the percentage of earning assets invested in lower yielding securities increased, as compared to typically higher-yielding loans. Securities yields decreased, primarily due to the reinvestment of funds from investment maturities and calls at current lower available interest rates. Taxable securities yields decreased 43 basis points in the second quarter while tax-exempt securities yields declined only 38 basis points due to the longer average life of the tax-exempt portfolio and limited additions to this portfolio. In addition, mortgage backed, variable rate and government supported (Build America Bonds during 2010) rate opportunities were available in taxable securities, resulting in an increase in average taxable securities. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 13 basis points in the second quarter and 15 basis points in the first six months of 2011. In addition, during a period where customer loan demand and the economic environment limited loan growth opportunities, proceeds from loan principal reductions, which generally have higher yields, have been reinvested at lower yields, thus reducing the overall yield of the earning assets.

Average loan balance decreases over the past year are primarily due to management’s continued focus on overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices, strategic decreases in residential real estate loans through the sale of most originations through the end of 2010, and the sale or other exit strategies for certain non-accrual, impaired or otherwise underperforming commercial loans. In addition, the slow economic recovery has resulted in businesses and consumers remaining cautious, leading to lower demand for new development projects in our markets and reduced commercial line usage. Consumer loans declined due to reduced demand and overall poorer credit quality of new applicants for automobile and other consumer loan types. However, total portfolio loans at June 30, 2011 decreased only 0.8% since December 31, 2010 and were up slightly in the second quarter as compared to March 31, 2011, and consumer and residential loan demand increased related to recent marketing promotions.

In the second quarter of 2011 interest expense decreased 24.2% and, in the first six months of 2011, interest expense decreased 25.5% as compared to the same periods of 2010 due to decreases in both rates paid and in certain average liability balances. The average rate paid on interest bearing liabilities decreased 39 basis points to 1.35% in the second quarter and 42 basis points to 1.40% in the first six months of 2011, while interest bearing liabilities decreased 2.2% and 2.6%, respectively. Rates paid on deposits declined by 33 basis points in the second quarter and 35 basis points in the first half primarily due to declines in rates paid in all deposit categories with the largest declines in money market accounts and CDs. These declines are due to management reducing interest rates in all categories, including renewing and new CDs, to competitive levels in order to realize a lower cost of funds during a period of declining loan yields. Improvements in the mix of deposit accounts also contributed to the improved cost of funds, with average CDs decreasing to 38.6% of total average deposits in the second quarter, from 42.7% in the same quarter of 2010, while all other account types increased to 61.4%. The reduction in average interest bearing liabilities is primarily due to the decrease in FHLB borrowings, partially offset by increases in average interest bearing deposits of $72.6 million. Current balance sheet liquidity from the deposit increases and loan reductions were used to pay down higher-cost maturing borrowings, also contributing to the reduced cost of funds. FHLB borrowings were 5.6% of average interest bearing liabilities in the second quarter as compared to 9.6% in 2010. Average deposits increased significantly in every category other than CDs with the largest increase in money market accounts, even as offered rates were reduced. Certificates of deposits decreased by $113.9 million due to paydowns of certain Certificate of Deposit Account Registry Service (CDARS®) time deposits, reductions in rate offerings and customer demand for other shorter-term deposit products.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

ASSETS
Due from banks - interest bearing	$36,602	0.27%	$114,710	0.24%	$44,952	0.20%	$104,171	0.19%
Loans, net of unearned income (1)	3,249,625	5.49%	3,421,647	5.62%	3,256,821	5.50%	3,438,814	5.65%
Securities: (2)
Taxable	1,189,965	3.17%	969,547	3.60%	1,149,507	3.16%	944,079	3.78%
Tax-exempt (3)	302,831	6.19%	267,250	6.57%	297,320	6.24%	273,308	6.58%
Total securities	1,492,796	3.78%	1,236,797	4.24%	1,446,827	3.79%	1,217,387	4.41%
Other earning assets	25,546	0.45%	30,122	0.57%	26,592	0.49%	30,313	0.63%
Total earning assets (3)	4,804,569	4.90%	4,803,276	5.10%	4,775,192	4.91%	4,790,685	5.18%
Other assets	624,178		633,734		621,044		635,053
Total Assets	$5,428,747		$5,437,010		$5,396,236		$5,425,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$519,460	0.39%	$471,500	0.54%	$506,091	0.40%	$465,357	0.57%
Money market accounts	896,601	0.54%	814,694	1.08%	882,706	0.63%	780,870	1.07%
Savings deposits	568,462	0.25%	511,827	0.49%	555,599	0.30%	503,894	0.49%
Certificates of deposit	1,638,775	1.94%	1,752,648	2.13%	1,657,027	1.94%	1,762,184	2.23%
Total interest bearing deposits	3,623,298	1.11%	3,550,669	1.44%	3,601,423	1.15%	3,512,305	1.50%
Federal Home Loan Bank borrowings	231,153	3.47%	406,387	3.52%	235,624	3.45%	438,975	3.63%
Other borrowings	186,735	2.55%	174,199	2.70%	187,245	2.55%	180,193	2.63%
Junior subordinated debt	106,046	3.07%	111,171	3.40%	106,042	3.07%	111,171	3.60%
Total interest bearing liabilities	4,147,232	1.35%	4,242,426	1.74%	4,130,334	1.40%	4,242,644	1.82%
Non-interest bearing demand deposits	626,502		553,487		613,955		545,812
Other liabilities	35,059		36,763		36,904		36,087
Shareholders’ Equity	619,954		604,334		615,043		601,195
Total Liabilities and Shareholders’ Equity	$5,428,747		$5,437,010		$5,396,236		$5,425,738

Taxable equivalent net interest spread		3.55%		3.36%		3.51%		3.36%
Taxable equivalent net interest margin		3.73%		3.56%		3.70%		3.57%
(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans for the three and six months ended totaled $1.4 million and $2.3 million for 2011, and $1.1 million and $2.2 million for the same periods in 2010.

(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2011 Compared to June 30, 2010			Six Months Ended June 30, 2011 Compared to June 30, 2010
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)

Increase (decrease) in interest income:
Due from banks - interest bearing	$(46)	$3	$(43)	$(58)	$2	$(56)
Loans, net of unearned income	(2,064)	(1,336)	(3,400)	(5,008)	(2,418)	(7,426)
Taxable securities	1,828	(1,121)	707	3,517	(3,213)	304
Tax-exempt securities (1)	561	(261)	300	764	(477)	287
Federal funds sold	-	-	-	-	-	-
Other earning assets	(7)	(7)	(14)	(37)	5	(32)
Total interest income change (1)	272	(2,722)	(2,450)	(822)	(6,101)	(6,923)

Increase (decrease) in interest expense:
Interest bearing demand deposits	62	(197)	(135)	107	(409)	(302)
Money market accounts	208	(1,185)	(977)	485	(1,833)	(1,348)
Savings deposits	65	(339)	(274)	116	(505)	(389)
Certificates of deposit	(548)	(845)	(1,393)	(1,115)	(2,387)	(3,502)
Federal Home Loan Bank borrowings	(1,482)	(82)	(1,564)	(3,495)	(378)	(3,873)
Other borrowings	89	(74)	15	91	(74)	17
Junior subordinated debt	(40)	(92)	(132)	(88)	(287)	(375)
Total interest expense change	(1,646)	(2,814)	(4,460)	(3,899)	(5,873)	(9,772)
Net interest income increase (decrease) (1)	$1,918	$92	$2,010	$3,077	$(228)	$2,849

(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses decreased $4.9 million in the second quarter and $8.3 million in the first six months of 2011 as compared to the same periods in 2010. The provision was higher in 2010 due to the ongoing impact of the recession on all categories of the portfolio but the decrease in 2011 reflects a gradually improving credit quality. Net charge-offs in the most recent three quarters ending June 30, 2011 were significantly below average quarterly net charge-offs over the last two years. Non-accrual loans decreased 4.7% as compared to June 30, 2010, while increasing 4.1% as compared to the first quarter of 2011; however, certain loans that migrated to non-accrual during the quarter were previously classified or reported as troubled debt restructurings and reserved for in prior periods. Total classified and criticized loans, which include non-accrual loans and troubled debt restructurings decreased 9.9% and 1.2% at June 30, 2011 as compared to June 30, 2010 and March 31, 2011 respectively. The allowance for loan losses was relatively unchanged at June 30, 2011 as compared to December 31, 2010 and was 1.88% of total loans as compared to 1.86% at December 31, 2010 and 1.92% at June 30, 2010. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Trust fees	$4,272	$3,636	$636	17.5%	$9,034	$7,694	$1,340	17.4%
Service charges on deposits	4,889	5,701	(812)	(14.2%)	9,111	11,018	(1,907)	(17.3%)
Electronic banking fees	2,523	2,190	333	15.2%	4,807	4,105	702	17.1%
Net securities brokerage and insurance services revenue	1,694	1,616	78	4.8%	3,415	3,466	(51)	(1.5%)
Bank-owned life insurance	900	966	(66)	(6.8%)	1,794	1,910	(116)	(6.1%)
Net gains on sales of mortgage loans	389	569	(180)	(31.6%)	971	1,094	(123)	(11.2%)
Net securities gains	14	898	(884)	(98.4%)	30	2,303	(2,273)	(98.7%)
Net loss on other real estate owned and other assets	(271)	(1,315)	1,044	79.4%	(816)	(2,845)	2,029	71.3%
Other income	606	324	282	87.0%	1,175	881	294	33.4%
Total non-interest income	$15,016	$14,585	$431	3.0%	$29,521	$29,626	$(105)	(0.4%)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. In the second quarter of 2011 non-interest income increased $0.4 million as compared to the second quarter of 2010 and was nearly unchanged in the year-to-date period as compared to 2010. The quarterly increase was due to a 17.5% increase in trust fees from new business, fee increases and market improvements, a 15.2% increase in electronic banking fees and a $1.0 million decrease in net losses on other real estate owned. These improvements were partially offset by decreases in service charges on deposits, as well as reduced net security gains. Similar trends were evident in the year-to-date period; however, service charges on deposits increased 15.8% in the second quarter as compared to the first quarter of 2011. For the three and six months ended June 30, 2011, non-interest income was 25.9% of total net revenues. This percentage relationship was nearly unchanged compared to the same periods in 2010. Net revenue is defined as the total of net interest income and non-interest income.

Trust fees improved $0.6 million and $1.3 million in the second quarter and year-to-date period as compared to 2010 due to higher market values of managed assets, new business and the implementation of a fee increase in October of 2010. As a result of captured new business and overall market improvements, the market value of trust assets under management increased from $2.6 billion to $3.0 billion from June 30, 2010 to June 30, 2011. At June 30, 2011, trust assets include managed assets of $2.4 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $771.8 million as of June 30, 2011 and $662.4 million at June 30, 2010 and are included in trust managed assets.

Electronic banking fees, which include debit card interchange fees, improved by $0.3 million and $0.7 million in the second quarter and first half of 2011 as compared to the same period in the prior year, due to a higher volume of debit card transactions during the period which have continued to grow as customers move more towards electronic transactions from checks and other forms of payment. Recent regulatory changes place a cap on debit card interchange fees which become effective October 1, 2011 for issuers with more than $10 billion in assets. WesBanco anticipates some impact on its electronic banking fees from these changes even though it is not directly subject to the new regulations.

Service charges on deposits, which are primarily comprised of customer overdraft fees, were 17.3% lower in the first half of 2011 as compared to the same period in 2010 due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt in for overdraft coverage of certain types of electronic banking activities. Preceding the August 15, 2010 implementation of the new rules on existing accounts, WesBanco experienced lower daily and monthly overdraft usage patterns as average retail demand deposit balances were higher. Changes in marketing strategies and effectiveness for new demand deposit customers may have also had an impact on the decrease. While an overwhelming majority of WesBanco’s heaviest overdraft users have opted-in to continue such coverage, low response rates from infrequent users may have some impact on our ability to earn associated fees, as does continuing higher average customer deposit account balances. Service charges on deposits increased 15.8% in the second quarter as compared to the first quarter of 2011 due to improved overdraft demand which breaks the trend of declining revenue in this category for the past three consecutive quarters.

Net losses on the sale of other real estate owned decreased by $2.0 million for the six months ended June 30, 2011 as compared to the first six months of 2010 due to ongoing liquidation efforts and a prior year loss taken on a large hospitality-owned property, while gains on the sale of mortgage loans declined in 2011 by 11.2% as compared to the same period in 2010 primarily from a strategic effort initiated early in 2011 to retain more 15 year, or lower maturity, residential mortgage loans in the portfolio instead of selling most of these originations to the secondary market.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Salaries and wages	$13,800	$13,362	$438	3.3%	$27,385	$26,576	$809	3.0%
Employee benefits	4,408	4,347	61	1.4%	9,632	9,344	288	3.1%
Net occupancy	2,461	2,540	(79)	(3.1%)	5,382	5,599	(217)	(3.9%)
Equipment	2,145	2,376	(231)	(9.7%)	4,444	4,980	(536)	(10.8%)
Marketing	1,642	1,155	487	42.2%	2,647	1,785	862	48.3%
FDIC Insurance	1,015	1,683	(668)	(39.7%)	2,669	3,288	(619)	(18.8%)
Amortization of intangible assets	605	685	(80)	(11.7%)	1,223	1,384	(161)	(11.6%)
Restructuring and merger-related expenses	-	7	(7)	(100.0%)	-	206	(206)	(100.0%)
Other operating expenses:
Miscellaneous, franchise, and other taxes	1,401	1,525	(124)	(8.1%)	2,764	3,029	(265)	(8.7%)
Postage	815	872	(57)	(6.5%)	1,687	1,805	(118)	(6.5%)
Consulting, regulatory, accounting and advisory fees	1,015	871	144	16.5%	1,919	1,727	192	11.1%
Other real estate owned and foreclosure expenses	771	749	22	2.9%	1,502	1,462	40	2.7%
Legal fees	734	706	28	4.0%	1,374	1,418	(44)	(3.1%)
Communications	668	677	(9)	(1.3%)	1,337	1,370	(33)	(2.4%)
ATM and interchange expenses	748	668	80	12.0%	1,419	1,360	59	4.3%
Supplies	621	584	37	6.3%	1,214	1,187	27	2.3%
Other	2,854	1,760	1,094	62.2%	4,596	3,440	1,156	33.6%
Total other operating expenses	9,627	8,412	1,215	14.4%	17,812	16,798	1,014	6.0%
Total non-interest expense	$35,703	$34,567	$1,136	3.3%	$71,194	$69,960	$1,234	1.8%

Non-interest expense increased $1.1 million or 3.3% in the second quarter and $1.2 million or 1.8% in the first six months of 2011, as compared to the same periods in 2010. In the second quarter, salaries and wages increased $0.4 million due to regular compensation increases in the current quarter, marketing increased $0.5 million from promotions focused on growing demand deposits and home equity loans, and other operating expenses increased $1.2 million primarily due to charges relating to retail customer fraud and professional fees. These increases were partially offset by reduced FDIC insurance and equipment expense. A new calculation of FDIC insurance expense was effective April 1, 2011 which reduced this expense by $0.7 million for the quarter. Savings under this new calculation are anticipated to continue in future quarters. Year-to-date, salaries and wages increased $0.8 million, due in part to routine annual adjustments to compensation. Marketing increased $0.9 million due to the aforementioned promotions and other operating expenses increased $1.0 million, partially offset by decreases in FDIC insurance and equipment expense of $0.6 million and $0.5 million respectively.

Salaries and wages increased 3.3% and 3.0% for the three and six months ended June 30, 2011 as compared to the same period in 2010, primarily due to regular employee compensation increases and higher bonus and commission expenses. Employee benefits also increased slightly due to higher stock compensation expense partially offset by lower employee health insurance and defined benefit pension costs.

Marketing expenses increased $0.5 million and $0.9 million in the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to increased customer cash incentives and free checking promotions focused on growing automobile loans, home equity loans, mortgages and demand deposits.

Restructuring and merger-related expenses declined $0.2 million in the first half of 2011 as compared to the prior period primarily as a result of charges early in 2010 relating to personnel reductions.

Net occupancy in the first half of 2011 declined due to lower seasonal maintenance expenses, while equipment declined due to decreased depreciation expense with some additional reductions in service agreement expenses.

Miscellaneous taxes declined $0.1 million in the second quarter and $0.3 million year-to-date compared to 2010 due to lower franchise taxes in Ohio and West Virginia.

Other operating expenses in the second quarter and first half of 2011 increased $1.2 million and $1.0 million, respectively, as compared to the same periods in 2010 primarily due to one-time charges relating to retail customer fraud in the second quarter.

INCOME TAXES

The provision for federal and state income taxes increased to $5.9 million for the six months ended June 30, 2011 as compared to $2.1 million in the same 2010 period. The increase in income tax expense was due to a $9.7 million increase in pre-tax income, resulting in a higher effective tax rate of 20.9% as compared to 11.6% for the same period in 2010. The increase in the effective tax rate was due primarily to higher pretax income for 2011 and a higher ratio of taxable income to tax-exempt income.

FINANCIAL CONDITION

Total assets increased 1.2% in the first six months of 2011, while total shareholders’ equity increased 2.7% as compared to December 31, 2010. The net loan portfolio declined 0.8% from December 31, 2010, but increased slightly in the second quarter as compared to March 31, 2011, while investment securities and cash and due from banks increased by 6.8%. The loan portfolio decrease is a result of a reduced loan demand and a focus on maintaining credit quality along with normal paydowns. Deposits increased 1.2% from December 31, 2010 primarily due to a 5.0% increase in money market deposits, which, combined with a 4.9% increase in demand deposits and a 7.5% increase in savings deposits more than offset a 5.1% decrease in CDs. The reduction in CDs was due to planned reductions of single-relationship customers, lower offered rates for newer and rollover CDs, and customers’ desire to shorten interest rate maturities. Total shareholders’ equity increased by approximately $16.2 million primarily due to net income exceeding dividends for the period by $14.2 million, coupled with a $1.7 million increase in unrealized gains in the available-for-sale portfolio, which are included net of the tax effect in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	June 30, 2011	December 31, 2010	$ Change	% Change

Securities available-for-sale (at fair value):
Other government agencies	$328,997	$363,135	$(34,138)	(9.4%)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	372,683	353,345	19,338	5.5%
Obligations of states and political subdivisions	200,695	210,808	(10,113)	(4.8%)
Corporate debt securities	31,043	25,583	5,460	21.3%
Equity securities	4,924	4,610	314	6.8%
Total securities available-for-sale	$938,342	$957,481	$(19,139)	(2.0%)
Securities held-to-maturity (at amortized cost):
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	296,082	202,062	94,020	46.5%
Other residential collateralized mortgage obligations	962	1,224	(262)	(21.4%)
Obligations of states and political subdivisions	287,857	263,973	23,884	9.0%
Corporate debt securities	1,452	1,451	1	0.1%
Total securities held-to-maturity	$586,353	$468,710	$117,643	25.1%
Total securities	$1,524,695	$1,426,191	$98,504	6.9%
Available-for-sale securities:
Weighted average taxable equivalent yield at the respective period end	3.37%	3.46%
As a % of total securities	61.5%	67.1%
Weighted average life (in years)	4.0	4.0
Held-to-maturity securities:
Weighted average taxable equivalent yield at the respective period end	4.57%	4.84%
As a % of total securities	38.5%	32.9%
Weighted average life (in years)	5.9	6.8

(1) At June 30, 2011 and December 31, 2010, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 6.9% from December 31, 2010 to June 30, 2011, and by 3.9% from March 31, 2011. The increase in investments for the first half of 2011 was directly attributable to a 25.1% increase in the held-to-maturity portfolio, as the available-for-sale portfolio showed a slight decline of 2.0%. Continued risk of future increases in interest rates have caused more purchases to be designated as held-to-maturity. The increase in securities was funded primarily by increases in deposits. For the six months ended June 30, 2011, security purchases of $312.4 million were partially offset by maturities, pay-downs, and calls totaling $213.2 million. There were no security sales in the first half of 2011.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	June 30, 2011		December 31, 2010
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total

Municipal bonds (at fair value):
AAA rating	$49,804	10.1%	$44,277	9.4%
AA rating	335,078	67.9%	311,792	66.3%
A rating	58,262	11.8%	55,703	11.8%
Below an A rating	29,648	6.0%	38,321	8.2%
No rating	20,971	4.2%	20,069	4.3%
Total municipal bond portfolio	$493,763	100.0%	$470,162	100.0%

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. As of June 30, 2011, $362.8 million or 73.5% were categorized as general obligation bonds and $131.0 million or 26.5% were categorized as revenue bonds. At December 31, 2010, $346.4 million or 73.7% were categorized as general obligation bonds and $123.8 million or 26.3% were categorized as revenue bonds.

In addition, at June 30, 2011, $48.3 million or 9.8% of the municipal bond portfolio consisted of state-issued bonds, and $445.4 million or 90.2% were locally issued. At December 31, 2010, state-issued bonds totaled $54.1 million or 11.5% and local-issued bonds totaled $416.1 million or 88.5%. The portfolio is broadly spread across the U.S., with bonds totaling 59% in the top five states of Pennsylvania, Ohio, Illinois, Texas, and West Virginia, respectively. All securities noted as below an A rating in the table are investment grade, except for one security totaling $0.3 million.

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

TABLE 8. COMPOSITION OF LOANS (1)

	June 30, 2011		December 31, 2010
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans

Commercial real estate:
Land and construction	$173,372	5.3%	$154,841	4.7%
Other	1,560,381	47.8%	1,602,408	48.6%
Total commercial real estate	1,733,753	53.1%	1,757,249	53.3%
Commercial and industrial	429,162	13.1%	412,726	12.5%
Residential real estate	598,720	18.3%	608,693	18.4%
Home equity	250,678	7.7%	249,423	7.6%
Consumer	250,733	7.7%	260,585	7.9%
Total portfolio loans	3,263,046	99.9%	3,288,676	99.7%
Loans held for sale	4,205	0.1%	10,800	0.3%
Total Loans	$3,267,251	100.0%	$3,299,476	100.0%

(1) Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $32.2 million or 1.0% between December 31, 2010 and June 30, 2011. CRE land and construction loans increased $18.5 million or 12.0% as a result of funding new commercial construction loans net of $4.5 million of charge downs primarily related to two land development loans. Other CRE loans decreased $42.0 million or 2.6% due to scheduled principal repayments outpacing new loan origination, unscheduled payoffs of loans, and orderly exits of certain non-performing loans. C&I loans increased $16.4 million or 4.0% due to improved business activity and seasonality in certain lines of credit balances. Residential real estate loans decreased $10.0 million or 1.6% due to scheduled principal repayments which outpaced new loan originations retained in the portfolio. Home equity lines of credit were relatively unchanged, while consumer loans decreased $9.9 million or 3.8% due to reduced loan demand as consumers remain cautious about the economy and continue to deleverage rather than incur new debt. Loans held for sale decreased $6.6 million primarily from a strategic effort to retain more residential mortgage loans in the portfolio instead of selling to the secondary market, and from a decline in new loan originations as the housing markets remain sluggish. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and troubled debt restructurings, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2011	December 31, 2010

Non-accrual loans:
Commercial real estate - land and construction	$11,404	$4,391
Commercial real estate - other	28,105	24,833
Commercial and industrial	10,424	7,933
Residential real estate	10,829	10,688
Home equity	1,150	755
Consumer	129	220
Loans held for sale	-	-
Total non-accrual loans	62,041	48,820
Troubled debt restructurings:
Commercial real estate - land and construction	5,491	10,764
Commercial real estate - other	27,943	33,122
Commercial and industrial	336	73
Residential real estate	2,614	3,443
Home equity	-	-
Consumer	53	81
Total troubled debt restructurings	36,437	47,483
Total non-performing loans	$98,478	$96,303
Other real estate owned and repossessed assets	5,012	8,069
Total non-performing assets	$103,490	$104,372

Non-performing loans/total loans	3.02%	2.93%
Non-performing assets/total assets	1.91%	1.95%
Non-performing assets/total loans, other real estate and repossessed assets	3.17%	3.17%

TABLE 10. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(unaudited, in thousands)	Non-accrual Loans	Troubled Debt Restructurings	Other Impaired Loans	Other Real Estate and Repossessed Assets

Beginning balance, December 31, 2010:	$48,820	$47,483	$13,148	$8,069
Additions, including transfers from other categories	31,982	5,008	2,327	-
Real estate foreclosures or deeds in lieu of foreclosure	-	-	-	1,004
Repossessions of other collateral	-	-	-	1,451
Loans returning to accruing or no longer impaired	-	(4,437)	(4,413)	-
Net proceeds from loan sales	-	-	-	-
Other reductions, including transfers to other categories	-	(10,319)	(8,449)	-
Charge-offs or charge-downs	(14,499)	-	-	(308)
Other real estate sold	-	-	-	(3,587)
Repossessed assets sold	-	-	-	(1,565)
Principal payments and other changes, net	(4,262)	(1,298)	(431)	(52)
Ending balance, June 30, 2011	$62,041	$36,437	$2,182	$5,012

Non-performing loans, which consist of non-accrual loans and troubled debt restructurings, increased $2.2 million from December 31, 2010 to June 30, 2011; however, non-accrual loans increased $13.2 million or 27.1% while troubled debt restructurings decreased $11.0 million or 23.3%. Approximately $4.9 million of the increase in non-accrual loans represents the balance of two land development loans after charge downs of $4.4 million with the remainder of the increase primarily attributed to the migration of other previously classified CRE and C&I loans to non-accrual status, including certain loans previously reported as troubled debt restructurings in prior periods being placed on non-accrual during the first six months of 2011. The decrease in troubled debt restructurings was primarily due to a $4.4 million loan being reinstated to its original repayment terms in the first quarter of 2011 and the migration of six loans totaling $10.3 million to non-accrual in the first half of the year.

Other real estate owned and repossessed assets declined from December 31, 2010 to June 30, 2011 primarily from the sale of assets during the period combined with a reduction in the amount of new foreclosures and repossessions.

TABLE 11. LOANS PAST DUE AND ACCRUING INTEREST

(unaudited, dollars in thousands)	June 30, 2011	December 31, 2010

Loans past due 90 days or more:
Commercial real estate - land and construction	$-	$277
Commercial real estate - other	443	692
Commercial and industrial	310	95
Residential real estate	4,313	4,535
Home equity	681	1,126
Consumer	985	958
Total portfolio loans	6,732	7,683
Loans held for sale	-	-
Total loans past due 90 days or more	$6,732	$7,683

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$377	$252
Commercial real estate - other	3,994	4,717
Commercial and industrial	1,286	4,163
Residential real estate	6,885	7,367
Home equity	2,184	2,255
Consumer	4,321	6,020
Total portfolio loans	19,047	24,774
Loans held for sale	-	-
Total loans past due 30 to 89 days	$19,047	$24,774

Loans past due 90 days or more and accruing to total loans	0.21%	0.23%
Loans past due 30-89 days to total loans	0.58%	0.75%

Loans past due 90 days or more decreased $1.0 million or 12.4% from December 31, 2010 to June 30, 2011 in nearly all categories, with home equity representing 47% of the decline. These loans continue to accrue interest because they are both well secured and in the process of collection. Loans past due 30-89 days decreased $5.7 million or 23.1% from December 31, 2010 to June 30, 2011 due to seasonal fluctuations and gradually improving credit quality as economic conditions have improved.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses was relatively unchanged at June 30, 2011 as compared to December 31, 2010 and represented 1.88% of total loans as compared to 1.86% at December 31, 2010 and 1.92% at June 30, 2010. The decrease in the allowance from June 30, 2010 to June 30, 2011 resulted primarily from the sale of impaired loans in the third quarter of 2010 which reduced previously provided specific reserves by $5.4 million.

The decrease in the allowance for loan commitments from December 31, 2010 to June 30, 2011 represents a transfer of a reserve, associated with one loan commitment for tenant improvements to real estate that secures an impaired loan, to the allowance for loan losses to the extent the commitment was funded during the period.

TABLE 12. ALLOWANCE FOR CREDIT LOSSES

	For the Six Months Ended
	June 30,
(unaudited, in thousands)	2011	2010

Balance at beginning of period:
Allowance for loan losses	$61,051	$61,160
Allowance for loan commitments	1,404	195

Total beginning balance	62,455	61,355

Provision for credit losses:
Provision for loan losses	15,542	23,175
Provision for loan commitments	(699)	-

Total provision for credit losses	14,843	23,175

Charge-offs:
Commercial real estate - land and construction	4,532	71
Commercial real estate - other	4,156	10,669
Commercial and industrial	3,937	3,343
Residential real estate	1,992	3,032
Home equity	448	263
Consumer	1,840	2,564

Total loan charge-offs	16,905	19,942
Deposit account overdrafts	420	487

Total loan and deposit account overdraft charge-offs	17,325	20,429

Recoveries:
Commercial real estate - land and construction	33	-
Commercial real estate - other	725	341
Commercial and industrial	330	145
Residential real estate	248	16
Home equity	9	9
Consumer	635	615

Total loan recoveries	1,980	1,126
Deposit account overdrafts	170	171

Total loan and deposit account overdraft recoveries	2,150	1,297

Net loan and deposit account overdraft charge-offs	15,175	19,132

Balance at end of period:
Allowance for loan losses	61,418	65,203
Allowance for loan commitments	705	195

Total ending balance	$62,123	$65,398

Net charge-offs decreased $5.2 million in the second quarter as compared to the second quarter of 2010, and $1.4 million as compared to the first quarter of 2011. Net charge-offs for the first six months of 2011 include $4.4 million attributable to two land development loans. Both of these loans were classified and previously reserved, and one of these loans was also reported as a troubled debt restructuring in previous quarters. Net annualized loan charge-offs to average loans were 0.85% for the quarter ended June 30, 2011 compared to 1.42% for same period last year.

The increase in non-accrual loans since December 31, 2010 did not have a material effect on the allowance for credit losses at June 30, 2011 or the provision for credit losses in the first six months of 2011 because loans that migrated to non-accrual during the period were previously classified and in certain instances also reported as troubled debt restructurings, and adequately reserved in prior periods. The internal risk grading of loans has more influence on the amount of the allowance than the categorization of loans as non-performing. Total commercial classified and criticized loans at June 30, 2011 decreased $33.8 million compared to June 30, 2010 and $14.5 million compared to December 31, 2010, which together with a decrease in total loans and lower historical loss rates positively impacted the provision at June 30, 2011.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allowance for CRE land and construction loans increased due to higher loss rates in this category resulting from the charge down of two land development loans in the first quarter of 2011 and higher specific reserves on impaired loans, including the amount transferred from the allowance for loan commitments. The allowance for other CRE loans decreased as a result of a modest decrease in historical loss rates and the elimination of specific reserves on certain loans that are no longer impaired. The allowance for C&I loans increased primarily as a result of a specific reserve on a loan that became impaired in the first quarter of 2011. The allowance for residential real estate, home equity, and consumer loans decreased due to moderately lower historical loss rates and lower delinquency in each of those segments of the portfolio. The allowance for deposit account overdrafts increased due to higher loss rates experienced in the second quarter of 2011.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2011	Percent of Total	December 31, 2010	Percent of Total

Allowance for loan losses:
Commercial real estate - land and construction	$5,095	8.2%	$4,701	7.5%
Commercial real estate - other	30,601	49.4%	30,836	49.4%
Commercial and industrial	11,324	18.2%	10,793	17.3%
Residential real estate	5,592	9.0%	5,950	9.5%
Home equity	2,055	3.3%	2,073	3.3%
Consumer	5,366	8.6%	5,641	9.0%
Deposit account overdrafts	1,385	2.2%	1,057	1.7%
Total allowance for loan losses	$61,418	98.9%	$61,051	97.7%

Allowance for loan commitments:
Commercial real estate - land and construction	$341	0.5%	$1,037	1.7%
Commercial real estate - other	10	0.0%	285	0.5%
Commercial and industrial	300	0.5%	65	0.1%
Residential real estate	2	0.0%	1	0.0%
Home equity	38	0.1%	14	0.0%
Consumer	14	0.0%	2	0.0%
Total allowance for loan commitments	705	1.1%	1,404	2.3%
Total allowance for credit losses	$62,123	100.0%	$62,455	100.0%

Table 14 summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio.

TABLE 14. RECONCILIATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CATEGORY

	For the Six Months Ended
	June 30, 2011								June 30, 2010
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Other	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total	Total

Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051	$61,160
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404	195
Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355
Provision for credit losses:
Provision for loan losses	4,893	3,196	4,138	1,386	421	930	578	15,542	23,175
Provision for loan commitments	(696)	(275)	235	1	24	12	-	(699)	-
Total provision for credit losses	4,197	2,921	4,373	1,387	445	942	578	14,843	23,175
Charge-offs	(4,532)	(4,156)	(3,937)	(1,992)	(448)	(1,840)	(420)	(17,325)	(20,429)
Recoveries	33	725	330	248	9	635	170	2,150	1,297
Net charge-offs	(4,499)	(3,431)	(3,607)	(1,744)	(439)	(1,205)	(250)	(15,175)	(19,132)
Balance at end of period:
Allowance for loan losses	5,095	30,601	11,324	5,592	2,055	5,366	1,385	61,418	65,203
Allowance for loan commitments	341	10	300	2	38	14	-	705	195
Total ending allowance for credit losses	$5,436	$30,611	$11,624	$5,594	$2,093	$5,380	$1,385	$62,123	$65,398

Although the allowance for credit losses is allocated as described in Tables 13 and 14, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2011.

DEPOSITS

TABLE 15. DEPOSITS

	June 30,	December 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change

Non-interest bearing demand	$629,429	$591,052	$38,377	6.5%
Interest bearing demand	495,807	481,129	14,678	3.1%
Money market	897,929	854,836	43,093	5.0%
Savings deposits	570,274	530,701	39,573	7.5%
Certificates of deposit	1,627,900	1,714,705	(86,805)	(5.1%)

Total deposits	$4,221,339	$4,172,423	$48,916	1.2%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits increased by $48.9 million or 1.2% during the six months ended June 30, 2011.

Savings deposits, demand deposits and money market deposits increased by 7.5%, 4.9% and 5.0%, respectively, in the first six months of 2011 due to continued efforts to obtain more account relationships and customers’ preference for short-term maturities.

The 5.1% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the bank. The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace. WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the CDARS® program, which had $222.0 million in total outstanding balances at June 30, 2011 of which $160.2 million represented one way buys, as compared to $246.3 million in total outstanding balances at December 31, 2010. Certificates of deposit of $250,000 or more were approximately $169.9 million at June 30, 2011 as compared to $186.5 million at December 31, 2010. Certificates of deposit of $100,000 or more were approximately $757.4 million at June 30, 2011 as compared to $791.7 million at December 31, 2010. Certificates of deposit totaling approximately $797.8 million at June 30, 2011 with a cost of 1.26% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits as well as offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 16. BORROWINGS

	June 30,	December 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change

Federal Home Loan Bank borrowings	$226,897	$253,606	$(26,709)	(10.5%)
Other short-term borrowings	208,704	187,385	21,319	11.4%
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,050	106,034	16	0.0%

Total borrowings	$541,651	$547,025	$(5,374)	(1.0%)

Borrowings are a less significant source of funding for WesBanco. During the first six months of 2011, WesBanco paid down Federal Home Loan Bank borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows for their payoff. Additional maturities, including $50.0 million from the FHLB in the third quarter at 3.78%, are scheduled for the remainder of the year, which should permit a further lowering of the cost of wholesale borrowings as current borrowing rates are lower, or management will use available cash to pay off these borrowings.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $208.7 million at June 30, 2011 as compared to $187.4 million at December 31, 2010. The increase in these borrowings has occurred primarily as a result of $15.0 million in federal funds purchased, coupled with a $5.4 million increase in securities sold under agreements to repurchase and a $0.9 million increase in treasury tax and loan notes. A $25.0 million revolving line of credit with another bank is available at the parent company. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million. There were no outstanding balances as of June 30, 2011 or December 31, 2010. The line is scheduled for ordinary renewal in the third quarter.

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

CAPITAL RESOURCES

Shareholders’ equity was $623.0 million at June 30, 2011 compared to $606.9 million at December 31, 2010. Total equity increased due to net income during the current six month period of $22.2 million and a $1.7 million other comprehensive income gain. The increase was partially offset by the declaration of common shareholder dividends totaling $8.0 million. WesBanco also increased its quarterly dividend to $0.15 per share in February, a 7.1% increase over the prior quarterly rate.

On May 18, 2011, WesBanco granted 66,250 stock options to selected officers at an exercise price of $19.76. These options are service-based and vest 50% at December 31, 2011, and 50% at December 31, 2012. On the same date, WesBanco also granted 35,850 shares of restricted stock to selected officers. The restricted shares are service-based and vest 24 months from the date of grant.

WesBanco did not purchase any shares during the current three month period under an existing one million share repurchase plan. At June 30, 2011, remaining WesBanco common stock authorized to be purchased as part of the current one million share repurchase plan totaled 584,325 shares.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco Bank (the “Bank”), as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2011, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $14.6 million from the Bank. WesBanco seeks to continue improving its consolidated and Bank capital ratios as short-term debt matures and is paid down from investment and loan cash flows, while also retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	June 30, 2011		December 31, 2010
			Amount	Ratio	Amount	Ratio

WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$443,244	8.59%	$428,001	8.35%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	443,244	12.35%	428,001	11.94%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	488,308	13.61%	473,020	13.20%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$408,461	7.94%	$398,171	7.80%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	408,461	11.45%	398,171	11.15%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	453,268	12.71%	443,013	12.41%
(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

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

The Dodd-Frank Act makes several changes affecting the securitization markets, which may affect WesBanco’s ability or desire to use those markets to meet funding or liquidity needs. One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5 percent of the credit risk, with exceptions for “qualified residential mortgages,” a term that regulators are in the process of defining.

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

BASEL III CAPITAL AND LIQUIDITY STANDARDS

The federal regulatory authorities’ risk-based capital and liquidity guidelines are based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” The Basel III reforms are supported by the U.S. federal banking agencies and will increase both the quantity and quality of capital banks and bank holding companies are required to hold. Regulators in each participating country will be expected to implement Basel III beginning January 1, 2013.

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

Basel III also calls for new liquidity standards to help ensure adequate sources of funding are available in times of stress. When implemented, the liquidity coverage ratio is intended to measure the amount of high quality liquid assets that are available throughout a short-term period of stress lasting 30 days. The net stable funding ratio is intended to meet liquidity needs over a longer, 1-year period. To meet these standards, WesBanco and WesBanco Bank may need to invest a larger portion of their assets in liquid, lower yield instruments.

WesBanco cannot predict the precise timing or final form of forthcoming capital and liquidity regulations that could be applicable to WesBanco or their impact on WesBanco. Capital and liquidity requirements that may arise from regulations issued under the Dodd-Frank Act, Basel III, or some other initiative could increase the minimum capital or liquidity requirements applicable to WesBanco and its subsidiaries.

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

Securities are the principal source of short-term liquidity for WesBanco. Securities totaled $1.5 billion at June 30, 2011, of which $938.3 million were classified as available-for-sale, including net unrealized pretax gains of $11.0 million. The remaining securities were classified as held-to-maturity. At June 30, 2011, WesBanco has approximately $16.7 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $394.2 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $161.8 million based on current prepayment speeds, from loans held for sale totaling $4.2 million, from accruing loans scheduled to mature within the next year of $515.8 million and from normal loan repayments anticipated to be $681.9 million within the next year. At June 30, 2011, WesBanco had $83.3 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity. Sources of liquidity within the next year listed above approximate $1.9 billion at June 30, 2011.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.2 billion at June 30, 2011. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $797.8 million at June 30, 2011 which includes jumbo regular certificates of deposit and jumbo CDARS© deposits totaling $196.8 million with a weighted-average cost of 1.27% and $114.4 million with a cost of 1.31%, respectively. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at June 30, 2011 approximated $960.9 million in excess of current outstandings, which has decreased slightly from the $1.0 billion available at December 31, 2010, due to changes in certain loan balances and FHLB changes in collateral discounts. At June 30, 2011, the Bank had unpledged available-for-sale securities with an amortized cost of $494.5 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2011, WesBanco had a BIC line of credit totaling $139.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million of which $15.0 million was outstanding at June 30, 2011 along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $208.7 million at June 30, 2011 primarily include callable repurchase agreements of $190.5 million and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2011. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance. In the third quarter new regulatory guidelines will permit for the first time the payment of interest on certain corporate checking accounts. WesBanco has not yet determined how this might impact sweep account and related deposit account balances.

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

The principal sources of parent company liquidity are dividends from the Bank, $21.9 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2011. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2011, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends totaling $14.6 million from the Bank.

At June 30, 2011, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $717.4 million, compared to $648.8 million at December 31, 2010. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies recently issued guidance to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of June 30, 2011 and that WesBanco’s current liquidity risk management policies and procedures adequately address the recently issued guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2011 and December 31, 2010 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in		ALCO Guidelines
	Net Interest Income from Base over One Year
	June 30, 2011	December 31, 2010

+300	(0.6%)	0.8%	-25.0%
+200	0.6%	1.7%	- 12.5%
+100	1.2%	2.4%	- 5.0%
-100	(3.7%)	(2.9%)	- 5.0%
-200	N/A	N/A	-12.5%

As per the table above, the earnings simulation model at June 30, 2011 currently projects that net interest income for the next twelve month period would decrease by 3.7% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.9% for the same scenario as of December 31, 2010.

For rising rate scenarios, net interest income would increase by 1.2%, 0.6% and decrease by 0.6% if rates increased by 100, 200 and 300 basis points, respectively, as of June 30, 2011 as compared to increases of 2.4%, 1.7% and 0.8% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2010. The balance sheet is slightly less asset sensitive in the second quarter of 2011 due to changes in deposit mix and a slight duration extension in the investment portfolio. Should rates rise more rapidly and by a higher amount, the asset sensitivity is somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $911.9 million at June 30, 2011, which represented approximately 42% of commercial loans with an average floor of 5.18%. In the current flat interest rate environment, WesBanco expects that the net interest margin may be slightly negatively impacted throughout the rest of 2011, as short term interest rates are not anticipated to increase until mid to late 2012, and loan runoff and investment security maturities are reinvested at lower rates.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities. CDARS© deposits have also been used to lengthen maturities in certificates of deposit. Various derivative strategies may also be employed to enhance asset sensitivity in a rising rate environment, including loan level interest rate swaps for certain of our commercial loan customers, although such strategies would most likely result in a decrease to net interest income in the short term in order to improve net interest income in a longer term rising rate environment.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at June 30, 2011, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.5% over the next twelve months, compared to a 2.3% increase at December 31, 2010.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At June 30, 2011, the market value of equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 1.9% as compared to an increase of 4.4% at December 31, 2010. In a 100 basis point falling rate environment, the model indicates a decrease of 5.6%, as compared to a decrease of 4.1% as of December 31, 2010. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier I capital leverage ratio is not forecasted to decrease below 5.0% as a result of the change.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2011, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no general open market repurchases during the second quarter of 2011, other than those for KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Balance at March 31, 2011				584,325

April 1, 2011 to April 30, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	19,335	$20.60	N/A	N/A

May 1, 2011 to May 31, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	3,100	$19.99	N/A	N/A

June 1, 2011 to June 30, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	3,339	$19.20	N/A	N/A
Second Quarter 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	25,774	$20.35	N/A	N/A
Total	25,774	$20.35	-	584,325

(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 28, 2011	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2011	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)