Form 10-Q
period 2011-09-30
WESBANCO INC
filed 2011-10-27
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 25, 2011, there were 26,629,360 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(unaudited, in thousands, except shares)	2011	2010

ASSETS
Cash and due from banks, including interest bearing amounts of $19,081 and $21,894, respectively	$145,518	$79,136
Securities:
Available-for-sale, at fair value	952,065	957,481
Held-to-maturity (fair values of $631,405 and $465,902, respectively)	604,994	468,710
Total securities	1,557,059	1,426,191
Loans held for sale	8,139	10,800
Portfolio loans, net of unearned income	3,240,378	3,288,676
Allowance for loan losses	(55,098)	(61,051)
Net portfolio loans	3,185,280	3,227,625
Premises and equipment, net	83,198	85,928
Accrued interest receivable	20,837	20,536
Goodwill and other intangible assets, net	283,737	285,559
Bank-owned life insurance	109,204	106,502
Other assets	109,186	119,181
Total Assets	$5,502,158	$5,361,458

LIABILITIES
Deposits:
Non-interest bearing demand	$676,724	$591,052
Interest bearing demand	571,736	481,129
Money market	903,724	854,836
Savings deposits	587,263	530,701
Certificates of deposit	1,616,961	1,714,705
Total deposits	4,356,408	4,172,423
Federal Home Loan Bank borrowings	176,581	253,606
Other short-term borrowings	192,780	187,385
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,058	106,034
Total borrowings	475,419	547,025
Accrued interest payable	5,772	6,559
Other liabilities	30,157	28,588
Total Liabilities	4,867,756	4,754,595

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2011 and 2010; outstanding: 26,629,360 and 26,586,953 shares in 2011 and 2010, respectively	55,487	55,487
Capital surplus	191,471	191,987
Retained earnings	382,442	361,513
Treasury stock (4,488 and 46,895 shares in 2011 and 2010, respectively, at cost)	(96)	(1,063)
Accumulated other comprehensive income	6,287	131
Deferred benefits for directors	(1,189)	(1,192)
Total Shareholders’ Equity	634,402	606,863
Total Liabilities and Shareholders’ Equity	$5,502,158	$5,361,458

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except shares and per share amounts)	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME
Loans, including fees	$44,191	$46,753	$133,051	$143,038
Interest and dividends on securities:
Taxable	9,032	8,957	27,171	26,792
Tax-exempt	3,019	2,763	9,051	8,609
Total interest and dividends on securities	12,051	11,720	36,222	35,401
Other interest income	45	103	154	299
Total interest and dividend income	56,287	58,576	169,427	178,738
INTEREST EXPENSE
Interest bearing demand deposits	394	650	1,397	1,957
Money market deposits	1,189	1,821	3,969	5,949
Savings deposits	332	533	1,169	1,758
Certificates of deposit	7,728	8,817	23,707	28,299
Total interest expense on deposits	9,643	11,821	30,242	37,963
Federal Home Loan Bank borrowings	1,714	2,576	5,743	10,477
Other short-term borrowings	1,220	1,207	3,590	3,558
Junior subordinated debt owed to unconsolidated subsidiary trusts	809	986	2,421	2,974
Total interest expense	13,386	16,590	41,996	54,972
NET INTEREST INCOME	42,901	41,986	127,431	123,766
Provision for credit losses	10,836	11,778	25,680	34,953
Net interest income after provision for credit losses	32,065	30,208	101,751	88,813
NON-INTEREST INCOME
Trust fees	3,941	3,765	12,975	11,459
Service charges on deposits	4,881	4,897	13,992	15,914
Electronic banking fees	2,679	2,230	7,486	6,335
Net securities brokerage and insurance services revenue	1,703	1,874	5,117	5,341
Bank-owned life insurance	908	879	2,703	2,789
Net gains on sales of mortgage loans	327	985	1,298	2,079
Net securities gains	67	981	97	3,284
Net losses on other real estate owned and other assets	(162)	(654)	(978)	(3,499)
Other income	255	19	1,430	900
Total non-interest income	14,599	14,976	44,120	44,602
NON-INTEREST EXPENSE
Salaries and wages	14,227	13,749	41,612	40,326
Employee benefits	3,662	4,671	13,294	14,016
Net occupancy	3,068	2,534	8,450	8,133
Equipment	2,107	2,460	6,552	7,440
Marketing	1,214	1,223	3,861	3,008
FDIC insurance	1,091	1,740	3,760	5,028
Amortization of intangible assets	599	676	1,822	2,060
Other operating expenses	7,639	8,628	25,450	25,629
Total non-interest expense	33,607	35,681	104,801	105,640
Income before provision for income taxes	13,057	9,503	41,070	27,775
Provision for income taxes	2,044	350	7,898	2,473
NET INCOME	$11,013	$9,153	$33,172	$25,302
EARNINGS PER COMMON SHARE
Basic	$0.41	$0.34	$1.25	$0.95
Diluted	$0.41	$0.34	$1.25	$0.95
AVERAGE SHARES OUTSTANDING
Basic	26,629,360	26,586,953	26,609,755	26,577,302
Diluted	26,629,543	26,587,281	26,610,347	26,577,827
DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.14	$0.46	$0.42

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 and 2010

(unaudited, in thousands, except shares and per share amounts)	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
	Shares	Amount

December 31, 2010	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863
Net income				33,172				33,172
Other comprehensive income (1)						6,156		6,156
Total comprehensive income								39,328
Common dividends declared ($0.46 per share)				(12,243)				(12,243)
Stock options exercised	1,775		(13)		39			26
Restricted stock granted	40,632		(928)		928			-
Stock compensation expense			428					428
Deferred benefits for directors- net			(3)				3	-
September 30, 2011	26,629,360	$55,487	$191,471	$382,442	$(96)	$6,287	$(1,189)	$634,402

December 31, 2009	26,567,653	$55,487	$192,268	$340,788	$(1,498)	$2,949	$(1,278)	$588,716
Net income				25,302				25,302
Other comprehensive income (1)						5,272		5,272
Total comprehensive income								30,574
Common dividends declared ($0.42 per share)				(11,165)				(11,165)
Stock options exercised	2,050		(14)		44			30
Restricted stock granted	17,250		(391)		391			-
Stock compensation expense			132					132
Deferred benefits for directors- net			(93)				93	-
September 30, 2010	26,586,953	$55,487	$191,902	$354,925	$(1,063)	$8,221	$(1,185)	$608,287

(1) The net change in other comprehensive income in 2010 and 2011 consists primarily of the net change in unrealized gains and losses in available-for-sale securities.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$78,866	$70,037
INVESTING ACTIVITIES:
Net decrease in loans, excluding sales	7,467	106,070
Securities available-for-sale:
Proceeds from sales	5,014	114,809
Proceeds from maturities, prepayments and calls	334,871	326,123
Purchases of securities	(327,179)	(511,795)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	62,248	28,721
Purchases of securities	(201,235)	(67,420)
Purchases of premises and equipment – net	(1,947)	(1,666)
Sale of portfolio loans – net	6,902	4,408
Net cash used in investing activities	(113,859)	(750)
FINANCING ACTIVITIES:
Net increase in deposits	184,071	197,079
Proceeds from Federal Home Loan Bank borrowings	-	20,000
Repayment of Federal Home Loan Bank borrowings	(76,757)	(256,378)
Increase (decrease) in other short-term borrowings	5,739	(2,769)
Decrease in federal funds purchased	-	(5,000)
Repayment of junior subordinated debt	-	(5,000)
Dividends paid to common shareholders	(11,704)	(11,162)
Treasury shares sold – net	26	30
Net cash provided by (used in) financing activities	101,375	(63,200)
Net increase in cash and cash equivalents	66,382	6,087
Cash and cash equivalents at beginning of the period	79,136	82,867
Cash and cash equivalents at end of the period	$145,518	$88,954
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$42,783	$57,292
Income taxes paid	9,200	4,285
Transfers of loans to other real estate owned	1,767	6,058
Transfer to loans held for sale	17,192	15,437
Transfers of available-for-sale securities to held-to-maturity securities at fair value	-	426,723

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION— The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS— In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to simplify how an entity tests goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under previous guidance an entity was required to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value was less than its carrying amount, then the second step of the test was performed to measure the amount of the impairment loss. Under the new accounting pronouncement an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

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

In April 2011, the FASB issued an accounting pronouncement which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. The new pronouncement also requires new disclosures relating to troubled debt restructurings (“TDRs”). The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively. The provisions of this pronouncement did not change the amount of WesBanco’s receivables that are considered TDRs but it did expand the related disclosures on TDRs. The adoption of this pronouncement did not have a material impact on WesBanco’s financial condition and results of operations.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2011	2010	2011	2010

Numerator for both basic and diluted earnings per common share:
Net income	$11,013	$9,153	$33,172	$25,302

Denominator:
Total average basic common shares outstanding	26,629,360	26,586,953	26,609,755	26,577,302
Effect of dilutive stock options	183	328	592	525
Total diluted average common shares outstanding	26,629,543	26,587,281	26,610,347	26,577,827

Earnings per common share - basic	$0.41	$0.34	$1.25	$0.95
Earnings per common share - diluted	$0.41	$0.34	$1.25	$0.95

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-sale
Other government agencies	$274,218	$1,011	$(201)	$275,028	$367,150	$1,436	$(5,451)	$363,135
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	441,554	9,660	(147)	451,067	344,787	9,412	(854)	353,345
Obligations of state and political subdivisions	181,502	8,025	(30)	189,497	208,198	4,321	(1,711)	210,808
Corporate debt securities	32,639	17	(817)	31,839	25,775	12	(204)	25,583
Total debt securities	$929,913	$18,713	$(1,195)	$947,431	$945,910	$15,181	$(8,220)	$952,871
Equity securities	4,000	679	(45)	4,634	3,787	823	-	4,610
Total available-for-sale securities	$933,913	$19,392	$(1,240)	$952,065	$949,697	$16,004	$(8,220)	$957,481
Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$281,025	$8,663	$(26)	$289,662	$202,062	$1,721	$(14)	$203,769
Other residential collateralized mortgage obligations	876	11	(1)	886	1,224	14	-	1,238
Obligations of state and political subdivisions	321,641	17,919	(241)	339,319	263,973	973	(5,592)	259,354
Corporate debt securities	1,452	86	-	1,538	1,451	90	-	1,541
Total held-to-maturity securities	$604,994	$26,679	$(268)	$631,405	$468,710	$2,798	$(5,606)	$465,902
Total securities	$1,538,907	$46,071	$(1,508)	$1,583,470	$1,418,407	$18,802	$(13,826)	$1,423,383

At September 30, 2011, and December 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2011. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2011
(unaudited, in thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Available-for-sale
Other government agencies	$3,025	$12,750	$43,661	$215,592	$275,028
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	14,564	420,698	12,446	3,359	451,067
Obligations of states and political subdivisions	4,786	50,822	85,890	47,999	189,497
Corporate debt securities	3,080	22,089	1,717	4,953	31,839
Equity securities	-	-	-	4,634	4,634
Total available-for-sale securities	$25,455	$506,359	$143,714	$276,537	$952,065
Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$3,499	$233,862	$46,973	$5,328	$289,662
Other residential collateralized mortgage obligations (1)	-	886	-	-	886
Obligations of states and political subdivisions	4,918	8,972	39,636	285,793	339,319
Corporate debt securities	-	-	-	1,538	1,538
Total held-to-maturity securities	$8,417	$243,720	$86,609	$292,659	$631,405
Total securities	$33,872	$750,079	$230,323	$569,196	$1,583,470

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on current estimated average lives.
(2)	The held-to-maturity portfolio is carried at an amortized cost of $605.0 million.

Securities with aggregate par values of $705.9 million and $621.4 million at September 30, 2011 and December 31, 2010, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $5.0 million for the nine months ended September 30, 2011, and $114.8 million for the same nine month period in 2010. Net unrealized security gains on the available-for-sale portfolio were $18.2 million and $7.8 million for September 30, 2011 and December 31, 2010. These unrealized gains were recognized in other comprehensive income, net of tax. For the nine months ended September 30, 2011 and 2010, gross realized security gains were $0.1 million and $3.3 million, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Other government agencies	$71,020	$(190)	12	$9,979	$(11)	1	$80,999	$(201)	13
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	67,295	(138)	15	1,398	(35)	3	68,693	(173)	18
Other residential collateralized mortgage obligations	208	(1)	1	-	-	-	208	(1)	1
Obligations of states and political subdivisions	21,008	(250)	26	3,973	(21)	8	24,981	(271)	34
Corporate debt securities	13,307	(313)	6	8,496	(504)	3	21,803	(817)	9
Equity securities	63	(45)	2	-	-	-	63	(45)	2
Total temporarily impaired securities	$172,901	$(937)	62	$23,846	$(571)	15	$196,747	$(1,508)	77

	December 31, 2010
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Other government agencies	$190,252	$(5,451)	21	$-	$-	-	$190,252	$(5,451)	21
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	97,174	(855)	20	578	(13)	1	97,752	(868)	21
Obligations of states and political subdivisions	223,324	(7,290)	255	342	(13)	2	223,666	(7,303)	257
Corporate debt securities	20,033	(204)	8	-	-	-	20,033	(204)	8
Total temporarily impaired securities	$530,783	$(13,800)	304	$920	$(26)	3	$531,703	$(13,826)	307

Unrealized losses on debt securities in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment to other comprehensive income in shareholders’ equity.

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh and FHLB of Cincinnati stock totaling $23.3 million and $28.0 million at September 30, 2011 and December 31, 2010, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

In 2008 the FHLB of Pittsburgh announced that it would suspend dividends and the repurchase of excess capital stock from its member banks until further notice. However, the FHLB of Pittsburgh announced on October 28, 2010 that the suspension on the repurchase of excess capital stock would be partially lifted, and future excess capital stock repurchases would be reviewed on a quarter-to-quarter basis. The suspension of dividends was not affected by the announcement. The FHLB of Pittsburgh stock owned by WesBanco totaling $21.5 million and $25.0 million at September 30, 2011 and December 31, 2010, respectively, does not have a readily determinable fair value, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh has suspended dividends and only partially lifted the suspension on the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of September 30, 2011, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired. At September 30, 2011, WesBanco held excess capital stock of $6.8 million that remains to be repurchased by the FHLB of Pittsburgh. The FHLB of Pittsburgh stock balance declined from December 31, 2010 to September 30, 2011 due to stock repurchases of $3.5 million.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.9 million at September 30, 2011 and $3.1 million at December 31, 2010.

The following table presents the recorded investment in loans by category:

(unaudited, in thousands)	September 30, 2011	December 31, 2010

Commercial real estate:
Land and construction	$195,226	$154,841
Other	1,502,565	1,602,408
Total commercial real estate	1,697,791	1,757,249
Commercial and industrial	426,165	412,726
Residential real estate	612,647	608,693
Home equity	250,867	249,423
Consumer	252,908	260,585
Total portfolio loans	3,240,378	3,288,676
Loans held for sale	8,139	10,800
Total loans	$3,248,517	$3,299,476

The following table summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Nine Months Ended
	September 30,								September 30,
	2011								2010
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Other	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total	Total

Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051	$61,160
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404	195
Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355
Provision for credit losses:
Provision for loan losses	5,898	10,921	4,832	2,496	530	1,820	117	26,614	34,666
Provision for loan commitments	(930)	(276)	234	3	23	12	-	(934)	287
Total provision for credit losses	4,968	10,645	5,066	2,499	553	1,832	117	25,680	34,953
Charge-offs	(6,485)	(15,673)	(6,194)	(3,115)	(642)	(2,909)	(685)	(35,703)	(38,919)
Recoveries	33	930	733	342	10	849	239	3,136	2,082
Net charge-offs	(6,452)	(14,743)	(5,461)	(2,773)	(632)	(2,060)	(446)	(32,567)	(36,837)
Balance at end of period:
Allowance for loan losses	4,147	27,014	10,164	5,673	1,971	5,401	728	55,098	58,989
Allowance for loan commitments	107	9	299	4	37	14	-	470	482
Total ending allowance for credit losses	$4,254	$27,023	$10,463	$5,677	$2,008	$5,415	$728	$55,568	$59,471

In September 2011, certain impaired and classified loans with a book value of $17.2 million were sold, which included nonaccrual loans of $6.8 million and TDRs accruing interest of $9.9 million, with specific and general reserves totaling $4.8 million. Total proceeds from the sale were $6.9 million, resulting in $10.3 million in charge-offs in the third quarter of 2011.

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	September 30, 2011
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total

Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,084	$6,177	$-	$-	$-	$-	$-	$7,261
Allowance for loans collectively evaluated for impairment	3,063	20,837	10,164	5,673	1,971	5,401	728	47,837
Allowance for loan commitments	107	9	299	4	37	14	-	470
Total allowance for credit losses	$4,254	$27,023	$10,463	$5,677	$2,008	$5,415	$728	$55,568

Portfolio loans:
Individually evaluated for impairment	$10,819	$37,448	$3,856	$-	$-	$-	$-	$52,123
Collectively evaluated for impairment	184,407	1,465,117	422,309	612,647	250,867	252,908	-	3,188,255
Total portfolio loans	$195,226	$1,502,565	$426,165	$612,647	$250,867	$252,908	$-	$3,240,378

	Allowance for Credit Losses and Recorded Investment in Loans
	December 31, 2010
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total

Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$3,716	$5,663	$1,051	$-	$-	$-	$-	$10,430
Allowance for loans collectively evaluated for impairment	985	25,173	9,742	5,950	2,073	5,641	1,057	50,621
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404
Total allowance for credit losses	$5,738	$31,121	$10,858	$5,951	$2,087	$5,643	$1,057	$62,455

Portfolio loans:
Individually evaluated for impairment	$11,976	$56,976	$7,406	$-	$-	$-	$-	$76,358
Collectively evaluated for impairment	142,865	1,545,432	405,320	608,693	249,423	260,585	-	3,212,318
Total portfolio loans	$154,841	$1,602,408	$412,726	$608,693	$249,423	$260,585	$-	$3,288,676

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

Commercial real estate – land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings. Commercial real estate – other consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’s debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’s specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans.

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

Criticized or marginal loans are currently protected but have weaknesses, which if not corrected, may inadequately protect WesBanco Bank, Inc. (the “Bank”) at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues which may warrant this grade include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

Substandard and doubtful loans are equivalent to the classifications used by banking regulators. Substandard loans are inadequately protected by the current repayment capacity and equity of the borrower or collateral pledged, if any. Substandard loans have one or more well-defined weaknesses that jeopardize their repayment or collection in full. These loans may or may not be reported as nonaccrual. Doubtful loans have all the weaknesses inherent to a substandard loan with the added characteristic that full repayment is highly questionable or improbable on the basis of currently existing facts, conditions and collateral values. However, recognition of loss may be deferred if there are reasonably specific pending factors that will reduce the risk if they occur.

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade As of September 30, 2011
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial & Industrial	Total Commercial Loans

Excellent - minimal risk	$787	$238	$51,362	$52,387
Good - desirable risk	59,696	554,977	177,924	792,597
Fair - acceptable risk	97,822	749,023	161,453	1,008,298
Criticized - marginal	19,294	115,467	12,811	147,572
Classified - substandard	17,627	82,860	22,615	123,102
Classified - doubtful	-	-	-	-
Total	$195,226	$1,502,565	$426,165	$2,123,956

	Commercial Loans by Internally Assigned Risk Grade As of December 31, 2010
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Other	Commercial & Industrial	Total Commercial Loans

Excellent - minimal risk	$559	$170	$55,203	$55,932
Good - desirable risk	28,592	597,484	168,574	794,650
Fair - acceptable risk	75,446	776,115	147,616	999,177
Criticized - marginal	26,411	136,677	16,817	179,905
Classified - substandard	23,833	91,962	24,516	140,311
Classified - doubtful	-	-	-	-
Total	$154,841	$1,602,408	$412,726	$2,169,975

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $18.1 million at September 30, 2011 and $18.3 million at December 31, 2010, of which $6.2 million and $6.6 million were accruing, for each period respectively.

The following table summarizes the age analysis of all categories of loans.

	Age Analysis of Loans As of September 30, 2011
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)

Commercial real estate:

Land and construction	$185,847	$1,773	$82	$7,524	$9,379	$195,226	$165
Other	1,475,014	7,516	1,575	18,460	27,551	1,502,565	-
Total commercial real estate	1,660,861	9,289	1,657	25,984	36,930	1,697,791	165
Commercial and industrial	416,344	1,788	2,007	6,026	9,821	426,165	82
Residential real estate	592,028	2,221	5,079	13,319	20,619	612,647	4,659
Home equity	247,222	1,581	540	1,524	3,645	250,867	784
Consumer	246,718	4,183	1,116	891	6,190	252,908	711
Total portfolio loans	3,163,173	19,062	10,399	47,744	77,205	3,240,378	6,401
Loans held for sale	8,139	-	-	-	-	8,139	-
Total loans	$3,171,312	$19,062	$10,399	$47,744	$77,205	$3,248,517	$6,401

Non-performing loans included above are as follows:
Nonaccrual loans	$11,810	$1,299	$2,844	$40,864	$45,007	$56,817
TDRs	25,277	1,121	539	479	2,139	27,416
(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

	Age Analysis of Loans As of December 31, 2010
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)

Commercial real estate:

Land and construction	$150,190	$429	$311	$3,911	$4,651	$154,841	$277
Other	1,579,400	4,365	2,956	15,687	23,008	1,602,408	692
Total commercial real estate	1,729,590	4,794	3,267	19,598	27,659	1,757,249	969
Commercial and industrial	401,344	3,530	1,402	6,450	11,382	412,726	95
Residential real estate	588,212	2,084	5,704	12,693	20,481	608,693	4,535
Home equity	245,346	1,665	658	1,754	4,077	249,423	1,126
Consumer	253,407	4,898	1,122	1,158	7,178	260,585	958
Total portfolio loans	3,217,899	16,971	12,153	41,653	70,777	3,288,676	7,683
Loans held for sale	10,800	-	-	-	-	10,800	-
Total loans	$3,228,699	$16,971	$12,153	$41,653	$70,777	$3,299,476	$7,683

Non-performing loans included above are as follows:
Nonaccrual loans	$9,989	$1,818	$3,207	$33,806	$38,831	$48,820
TDRs	46,135	894	290	164	1,348	47,483
(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

Impaired Loans — A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans included all non-accrual and TDRs, as well as, loans internally classified as substandard for which a specific reserve has been established.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection.

Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

Other impaired loans consist of certain loans that are internally classified as substandard that have not been placed on non-accrual or considered a troubled debt restructuring but are not fully secured by the value of the collateral or the observable market price for the loan is less than its outstanding balance. Other impaired loans exhibit some adverse credit characteristics but continue to accrue interest because they are generally paying current.

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2011			For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Balance (1)	Investment (2)	Allowance	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial real estate:
Land and construction	$17,096	$11,315	$-	$12,028	$42	$10,744	$159
Other	37,088	33,133	-	33,632	293	33,330	621
Commercial and industrial	12,739	10,470	-	9,695	32	9,090	129
Residential real estate	15,935	14,592	-	14,018	113	14,286	182
Home equity	1,288	1,109	-	1,130	2	1,033	2
Consumer	217	193	-	187	1	228	3
Total impaired loans without a related allowance	84,363	70,812	-	70,690	483	68,711	1,096
With an allowance recorded:
Commercial real estate:
Land and construction	5,008	5,008	1,084	4,582	55	6,582	137
Other	17,099	17,099	6,177	20,599	42	24,149	555
Commercial and industrial	-	-	-	920	-	2,969	-
Total impaired loans with an allowance	22,107	22,107	7,261	26,101	97	33,700	692
Total impaired loans	$106,470	$92,919	$7,261	$96,791	$580	$102,411	$1,788

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.
(2)	Total impaired loans as of September 30, 2011 include non-accrual loans of $56.8 million, TDRs accruing interest of $27.4 million and other impaired loans of $8.7 million.

	Impaired Loans
	December 31, 2010			For the Year Ended December 31, 2010
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
(unaudited, in thousands)	Balance (1)	Investment (2)	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial real estate:
Land and construction	$8,467	$7,047	$-	$4,605	$203
Other	34,270	31,571	-	31,865	918
Commercial and industrial	8,935	8,006	-	9,313	159
Residential real estate	15,260	14,131	-	16,523	286
Home equity	855	755	-	938	5
Consumer	336	302	-	358	9
Total impaired loans without a related allowance	68,123	61,812	-	63,602	1,580
With an allowance recorded:
Commercial real estate:
Land and construction	11,976	11,976	3,716	13,305	407
Other	32,308	32,308	5,663	29,107	1,667
Commercial and industrial	4,106	4,106	1,051	3,273	296
Total impaired loans with an allowance	48,390	48,390	10,430	45,685	2,370
Total impaired loans	$116,513	$110,202	$10,430	$109,287	$3,950

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.
(2)	Total impaired loans as of December 31, 2010 include non-accrual loans of $48.8 million, TDRs accruing interest of $47.5 million and other impaired loans of $13.9 million.

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	September 30, 2011	December 31, 2010

Commercial real estate:
Land and construction	$9,725	$4,391
Other	25,563	24,833
Total commercial real estate	35,288	29,224
Commercial and industrial	9,593	7,933
Residential real estate	10,686	10,688
Home equity	1,109	755
Consumer	141	220
Total	$56,817	$48,820
(1)	Total non-accrual loans include $16.3 million and $9.9 million as of September 30, 2011 and December 31, 2010, respectively of loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2011			December 31, 2010
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total

Commercial real estate:
Land and construction	$5,567	$5,701	$11,268	$10,764	$327	$11,091
Other	17,014	6,822	23,836	33,122	7,628	40,750
Total commercial real estate	22,581	12,523	35,104	43,886	7,955	51,841
Commercial and industrial	877	3,212	4,089	73	1,318	1,391
Residential real estate	3,905	577	4,482	3,443	591	4,034
Home equity	-	-	-	-	-	-
Consumer	53	-	53	81	-	81
Total	$27,416	$16,312	$43,728	$47,483	$9,864	$57,347

When evaluating whether a loan restructuring is a TDR, WesBanco considers both whether the loan modification constitutes a concession and whether the borrower is experiencing financial difficulties. WesBanco generally considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.

WesBanco must also determine whether the debtor is experiencing financial difficulties. When making this determination, WesBanco considers whether the debtor is currently in payment default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification. Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt (including principal & interest) in accordance with the contractual terms for the foreseeable future, without a modification. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of that collateral is considered in determining whether the principal will be paid.

In general, a debtor that can obtain funds from sources other than its existing creditors at market interest rates at or near those for non-troubled debt is not involved in a troubled debt restructuring. A restructuring that results in only a delay in payment that is insignificant is not a concession, for example, if the amounts of restructured payments subject to delay are insignificant relative to the unpaid principal or collateral value of the debt. Additionally, the delay in the timing of a restructured payment period that is insignificant relative to the frequency of payments due, the debt’s original contractual maturity, or the debt’s original expected duration is not a concession.

The restructuring of a loan does not have a material effect on the allowance or provision for credit losses as the internal risk grade of a loan has more influence on the allowance than the classification of a loan as a troubled debt restructuring. The internal risk rating is the primary factor for establishing the allowance for commercial loans, including commercial real estate except for loans that are individually evaluated for impairment, in which case a specific reserve is established pursuant to GAAP, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans.

Nonaccrual loans that are restructured remain on nonaccrual, but may move to accrual status after they have performed according to the restructured terms for a period of time. TDRs on accrual status generally remain on accrual status as long as they continue to perform in accordance with their modified terms. TDRs may also be placed on nonaccrual if they do not perform in accordance with the restructured terms.

The eleven largest restructurings at period-end represented $22.8 million or 52.1% of restructurings as of September 30, 2011 comprised of four commercial real estate land and construction loans and seven other commercial real estate loans with specific reserves of $3.1 million. The concessions granted in the majority of the top eleven restructurings were either extensions of maturity combined with interest only for a period of less than a year, or a reduction in payments through an extension of maturity date by re-amortizing principal and interest.

The following table presents details related to loans identified as TDRs during the three and nine months ended September 30, 2011:

	New TDRs (1)
	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
(unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Land and construction	-	$-	$-	2	$2,477	$2,321
Other	5	1,347	1,337	15	4,142	3,471
Total commercial real estate	5	1,347	1,337	17	6,619	5,792
Commercial and industrial	4	2,392	1,446	18	4,011	2,995
Residential real estate	2	150	153	7	804	811
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	11	$3,889	$2,936	42	$11,434	$9,598
(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

For the nine months ended September 30, 2011 there were two contracts restructured greater than $1 million, representing approximately $3.1 million at September 30, 2011.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2011 that were restructured within the last twelve months prior to September 30, 2011:

	Defaulted TDRs (1)
	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
(unaudited, dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial real estate:
Land and construction	1	$144	3	$512
Other	5	882	5	882
Total commercial real estate	6	1,026	8	1,394
Commercial and industrial	5	933	7	1,336
Residential real estate	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	11	$1,959	15	$2,730
(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2011.

TDRs that defaulted during the nine month period and that were restructured within the last twelve months represented 6.2% of the balance at September 30, 2011. The average balance per contract was approximately $180,000. Generally these loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At September 30, 2011, only two loans in the table above were accruing interest.

WesBanco had unfunded commitments to debtors whose loans were classified as TDRs of $0.1 million and $1.4 million at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2011	2010

Other real estate owned	$4,497	$7,724
Repossessed assets	190	345
Total other real estate owned and repossessed assets	$4,687	$8,069

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At September 30, 2011 and December 31, 2010 WesBanco had FHLB borrowings of $176.6 million and $253.6 million, with a weighted-average interest rate of 3.59% and 3.64% respectively. The decline in borrowings from December 31, 2010 was due to scheduled maturities and their payoff. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at September 30, 2011 and December 31, 2010 was estimated to be approximately $1.0 billion for both periods.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $176.6 million outstanding at September 30, 2011, $106.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2011 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate

2011	$8,012	3.86%
2012	76,543	3.64%
2013	50,373	3.28%
2014	16,208	3.40%
2015	932	4.69%
2016 and thereafter	24,513	4.10%
Total	$176,581	3.59%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2011	2010	2011	2010

Service cost – benefits earned during year	$650	$587	$1,929	$1,742
Interest cost on projected benefit obligation	917	886	2,720	2,630
Expected return on plan assets	(1,427)	(1,210)	(4,235)	(3,591)
Amortization of prior service cost	15	(29)	44	(87)
Amortization of net loss	321	306	954	908
Net periodic pension cost	$476	$540	$1,412	$1,602

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.6 million is due for 2011 which will be funded by the Plan’s available credit balance. No decision has been made as of September 30, 2011 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2011 Fair Value Measurements Using:
(unaudited, in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities - available-for-sale
Other government agencies	$275,028	$-	$275,028	$-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	451,067	-	451,067	-
Obligations of state and political subdivisions	189,497	-	189,451	46
Corporate debt securities	31,839	-	31,839	-
Equity securities	4,634	2,917	1,717	-
Total securities - available-for-sale	$952,065	$2,917	$949,102	$46

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels 1 and 2 for the nine months ended September 30, 2011.

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

(unaudited, in thousands)	Other residential collateralized mortgage obligations	Obligations of state and political subdivisions	Equity securities	Total

For the Three Months ended September 30, 2011:
Beginning balance	$-	$46	$-	$46
Total gains and losses included in other comprehensive income	-	-	-	-
Settlements	-	-	-	-
Ending balance	$-	$46	$-	$46

For the Three Months ended September 30, 2010:
Beginning balance	$-	$217	$242	$459
Transfers out of Level 3	-	-	(242)	(242)
Total gains and losses included in other comprehensive income	-	(3)	-	(3)
Settlements	-	(145)	-	(145)
Ending balance	$-	$69	$-	$69

For the Nine Months ended September 30, 2011:
Beginning balance	$-	$68	$-	$68
Total gains and losses included in other comprehensive income	-	-	-	-
Settlements	-	(22)	-	(22)
Ending balance	$-	$46	$-	$46

For the Nine Months ended September 30, 2010:
Beginning balance	$33	$1,401	$242	$1,676
Transfers out of Level 3	(19)	(815)	(242)	(1,076)
Total gains and losses included in other comprehensive income	3	(6)	-	(3)
Settlements	(17)	(511)	-	(528)
Ending balance	$-	$69	$-	$69

WesBanco may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with United States generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolios:

		Fair Value Measurements Using:
(unaudited, in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011
Impaired loans (1)	$14,846	$-	$-	$14,846
Other real estate owned and repossessed assets (2)	4,687	-	-	4,687
Mortgage servicing rights (3)	1,522	-	-	1,522
Loans held for sale (4)	8,139	-	-	8,139

December 31, 2010
Impaired loans (1)	$37,960	-	-	$37,960
Other real estate owned and repossessed assets (2)	8,069	-	-	8,069
Mortgage servicing rights (3)	1,675	-	-	1,675
Loans held for sale (4)	10,800	-	-	10,800

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value and management’s judgment of the value of collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore carried at fair value as determined from independent valuations.
(4)	Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

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

The following table represents the estimates of fair value of financial instruments:

	September 30, 2011		December 31, 2010
(unaudited, in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$145,518	$145,518	$79,136	$79,136
Securities available-for-sale	952,065	952,065	957,481	957,481
Securities held-to-maturity	604,994	631,405	468,710	465,902
Net loans	3,185,280	3,091,464	3,227,625	3,070,061
Loans held for sale	8,139	8,139	10,800	10,800
Accrued interest receivable	20,837	20,837	20,536	20,536
Bank owned life insurance	109,204	109,204	106,502	106,502
Financial liabilities:
Deposits	4,356,408	4,384,540	4,172,423	4,201,934
Federal Home Loan Bank borrowings	176,581	183,703	253,606	263,983
Other borrowings	192,780	194,263	187,385	189,094
Junior subordinated debt	106,058	56,043	106,034	55,397
Accrued interest payable	5,772	5,772	6,559	6,559

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

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with loan commitments was $0.5 million and $1.4 million as of September 30, 2011 and December 31, 2010 respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Standby letters of credit are considered guarantees. The liability associated with standby letters of credit is recorded at its estimated fair value of $0.1 million as of both September 30, 2011 and December 31, 2010, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease. Credit card guarantees are credit card balances not owned by WesBanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	September 30, 2011	December 31, 2010

Commitments to extend credit	$746,651	$648,839
Standby letters of credit	38,063	35,794
Affordable housing plan guarantees	4,168	4,255
Credit card guarantees	3,796	3,758

CONTINGENT LIABILITIES — WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any claim contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $2.8 billion at September 30, 2011 and 2010, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated

For the Three Months ended September 30, 2011:
Interest income	$56,287	$-	$56,287
Interest expense	13,386	-	13,386
Net interest income	42,901	-	42,901
Provision for credit losses	10,836	-	10,836
Net interest income after provision for credit losses	32,065	-	32,065
Non-interest income	10,658	3,941	14,599
Non-interest expense	30,972	2,635	33,607
Income before provision for income taxes	11,751	1,306	13,057
Provision for income taxes	1,522	522	2,044
Net income	$10,229	$784	$11,013

For the Three Months ended September 30, 2010:
Interest income	$58,576	$-	$58,576
Interest expense	16,590	-	16,590
Net interest income	41,986	-	41,986
Provision for credit losses	11,778	-	11,778
Net interest income after provision for credit losses	30,208	-	30,208
Non-interest income	11,211	3,765	14,976
Non-interest expense	33,251	2,430	35,681
Income before provision for income taxes	8,168	1,335	9,503
Provision for income taxes	(184)	534	350
Net income	$8,352	$801	$9,153

For the Nine Months ended September 30, 2011:
Interest income	$169,427	$-	$169,427
Interest expense	41,996	-	41,996
Net interest income	127,431	-	127,431
Provision for credit losses	25,680	-	25,680
Net interest income after provision for credit losses	101,751	-	101,751
Non-interest income	31,145	12,975	44,120
Non-interest expense	97,094	7,707	104,801
Income before provision for income taxes	35,802	5,268	41,070
Provision for income taxes	5,791	2,107	7,898
Net income	$30,011	$3,161	$33,172

For the Nine Months ended September 30, 2010:
Interest income	$178,738	$-	$178,738
Interest expense	54,972	-	54,972
Net interest income	123,766	-	123,766
Provision for credit losses	34,953	-	34,953
Net interest income after provision for credit losses	88,813	-	88,813
Non-interest income	33,143	11,459	44,602
Non-interest expense	98,296	7,344	105,640
Income before provision for income taxes	23,660	4,115	27,775
Provision for income taxes	827	1,646	2,473
Net income	$22,833	$2,469	$25,302

Total non-fiduciary assets of the trust and investment services segment were $2.7 million and $1.9 million at September 30, 2011 and 2010, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2011. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2010 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Forms 10-Q for the quarters ended March 31 and June 30, 2011, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 112 branches, one loan production office and 123 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2011 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2011 was $11.0 million as compared to $9.2 million for the third quarter of 2010, representing an increase of 20.3%, while diluted earnings per share were $0.41, as compared to $0.34 per share for the third quarter of 2010. For the nine month period ended September 30, 2011, net income was $33.2 million as compared to $25.3 million for the same period in 2010, representing an increase of 31.1%, while diluted earnings per share were $1.25, as compared to $0.95 per share for the nine months ended September 30, 2010.

Net interest income increased $0.9 million or 2.2% in the third quarter and $3.7 million or 3.0% in the first nine months of 2011 as compared to the same periods in 2010 due primarily to increases in the net interest margin. The margin strengthened through disciplined pricing of loans and deposits, and significant improvements in the funding mix. The net interest margin improved to 3.67% in the third quarter and to 3.69% in the year-to-date period of 2011, an increase of 6 and 11 basis points, respectively, as compared to the same periods of 2010. The average rate on interest bearing liabilities decreased by 28 basis points in the third quarter and 38 basis points in the year-to-date period, while the rate on earning assets declined at a slower pace of 20 and 25 basis points, respectively. Lower offered rates on maturing, higher-rate certificates of deposit, an increase in the balances of lower-cost products, and utilization of liquidity from increased deposits to reduce higher cost FHLB borrowings all contributed to the improvement in the cost of funds. The average balance for FHLB borrowings, which have the highest average interest cost at 3.42% and represent 12.8% of interest expense, decreased by $104.4 million or 34.4% in the third quarter of 2011 from the third quarter of 2010.

The provision for credit losses decreased $0.9 million in the third quarter and $9.3 million in the first nine months of 2011 as compared to the same periods in 2010. The provision was higher in 2010 due to the ongoing impact of the recession on all categories of the portfolio but the decrease in 2011 reflects gradually improving credit quality. Net charge-offs increased $10.5 million as compared to the second quarter of 2011 due to $10.3 million of charge offs relating to the sale of $17.2 million of commercial real estate loans. As compared to the end of the second quarter of 2011, non-accrual loans at September 30, 2011 decreased $5.2 million and TDRs accruing interest decreased $9.0 million, primarily due to the loan sale. Classified and criticized loans at September 30, 2011 decreased $35.1 million compared to June 30, 2011 and $50.7 million compared to September 30, 2010, of which, $17.2 million was attributable to the loan sale with the remainder resulting from improvement in credit quality and principal reductions. The allowance for loan losses was 1.70% of total loans at September 30, 2011, 1.86% at December 31, 2010 and 1.78% at September 30, 2010.

In the third quarter of 2011 non-interest income decreased $0.4 million or 2.5% as compared to the third quarter of 2010 and $0.5 million or 1.1% as compared to the first nine months of 2010. The quarterly decrease was due to a $0.9 million decrease in net securities gains, and a $0.7 million decrease in net gains on sales of mortgage loans as more loans with terms of 15 years and less are being retained in 2011. These decreases were partially offset by a $0.4 million increase in electronic banking fees and continued decreases in losses on other real estate owned. Similar trends were evident in the year-to-date period, but additionally trust fees increased $1.5 million or 13.2% through new business, fee increases and market improvements, and service charges on deposits decreased $1.9 million due to regulatory changes effective in August of last year. Service charges on deposits stabilized in the current quarter as compared to both the third quarter of 2010 and the second quarter of 2011.

Non-interest expense decreased $2.1 million or 5.8% in the third quarter and $0.8 million or 0.8% in the first nine months of 2011, as compared to the same periods in 2010. In the third quarter, employee benefits decreased $1.0 million due to lower employee health care costs, and FDIC insurance decreased $0.6 million due to a new calculation of FDIC insurance expense, effective April 1, 2011. Other operating expense decreased by $1.0 million due to the recovery of a second quarter expensed item relating to retail customer fraud for $0.7 million and continued expense reductions in many other categories. Year-to-date, FDIC insurance decreased $1.3 million and employee benefits decreased $0.7 million, partially offset by increases in salaries and wages of $1.3 million, due to routine annual adjustments to compensation, and a $0.9 million increase in marketing due to the promotions focused on growing demand deposits and home equity loans. WesBanco’s efficiency ratio was 56.8% in the third quarter as compared to 61.1% in the third quarter of 2010. Year-to-date the ratio was 59.4% compared to 61.1% in the 2010 period.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2011	2010	2011	2010

Net interest income	$42,901	$41,986	$127,431	$123,766
Taxable equivalent adjustments to net interest income	1,626	1,488	4,874	4,636
Net interest income, fully taxable equivalent	$44,527	$43,474	$132,305	$128,402
Net interest spread, non-taxable equivalent	3.37%	3.30%	3.36%	3.25%
Benefit of net non-interest bearing liabilities	0.17%	0.19%	0.19%	0.20%
Net interest margin	3.54%	3.49%	3.55%	3.45%
Taxable equivalent adjustment	0.13%	0.12%	0.14%	0.13%
Net interest margin, fully taxable equivalent	3.67%	3.61%	3.69%	3.58%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, comprised of deposits and short and long-term borrowings. Net interest income is affected by the general level of and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities. Net interest income increased $0.9 million or 2.2% in the third quarter and $3.7 million or 3.0% in the first nine months of 2011 as compared to the same periods in 2010 due to increases in the net interest margin on relatively flat average earning assets. The margin strengthened through disciplined pricing of loans and deposits and significant improvements in the funding mix through decreases in higher cost CDs and borrowings. In addition, interest income from the investment portfolio has increased by 2.3% in the first nine months of 2011 due to an increase in average outstanding balances of $203.7 million partially offset by a decrease in the average rates earned as market rates decreased. The net interest margin improved to 3.67% in the third quarter and to 3.69% in the year-to-date period of 2011, an increase of 6 and 11 basis points, respectively, as compared to the same periods of 2010. The average rate on interest bearing liabilities decreased by 28 basis points in the third quarter and 38 basis points in the nine month period, while the rate on earning assets declined at a slower pace of 20 and 25 basis points, respectively. Lower offered rates on maturing, higher-rate certificates of deposit and an increase in the balances of lower-cost products including checking, money market and savings accounts all contributed to the improvement in the cost of funds. Average total deposits increased 2.4% in the third quarter. This growth includes deposits received from customers participating in Marcellus shale gas activity. In addition, the average balance for FHLB borrowings, which have the highest average interest cost at 3.42% and represent 12.8% of interest expense, decreased by $104.4 million or 34.4% in the third quarter of 2011 from the third quarter of 2010. FHLB borrowings dropped to 3.2% of total assets from 4.8% at September 30, 2010. Average non-interest bearing deposit balances increased 14.5% in the third quarter as a result of marketing campaigns, customer incentives and treasury management initiatives for commercial customers. In addition, an increase in temporary trust deposits and timing differences for certain governmental deposits were factors.

Interest income decreased 3.9% in the third quarter and 5.2% in the year-to-date period of 2011 as compared to the same periods in 2010 due to lower yields, while total average earning assets were nearly unchanged. The yield decreased 20 basis points to 4.78% in the third quarter and 25 basis points to 4.86% in the first nine months of 2011. Rates decreased on all earning asset categories from reduced rates on new and repriced assets due to competition and the lower interest rate environment. In addition, the percentage of earning assets invested in lower yielding securities increased, as compared to typically higher-yielding loans. Securities yields decreased, primarily due to the reinvestment of funds from investment maturities and calls at current lower available interest rates. Taxable securities yields decreased 31 basis points in the third quarter while tax-exempt securities yields declined only 28 basis points due to the longer average life of the tax-exempt portfolio and limited additions to this portfolio. In addition, mortgage backed, structured notes and government supported (Build America Bonds during 2010) rate opportunities were available in taxable securities, resulting in an increase in average taxable securities. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 16 basis points in the third quarter and 15 basis points in the first nine months of 2011. In addition, during a period where customer loan demand and the economic environment limited loan growth opportunities, proceeds from loan maturities, payoffs and principal reductions, which generally have higher yields, have been reinvested at lower yields, thus reducing the overall yield of earning assets.

Average loan balance decreases over the past year are primarily due to management’s continued focus on overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices and strategic decreases in residential real estate loans through the sale of most originations through the end of the first quarter of 2011. More recently, as a result of higher overall residential originations, primarily refinances, and a greater percentage of such loans retained on the balance sheet, these loans are beginning to grow. There were also several larger loan payoffs, as well as sales, charge offs and the implementation of other exit strategies for certain impaired or otherwise underperforming commercial loans, including the sale of $17.2 million of impaired commercial real estate loans in the third quarter of 2011. In addition, the slow economic recovery has resulted in businesses and consumers remaining cautious, leading to fewer new commercial loans, such as residential construction, and reduced commercial line usage. Consumer loans declined somewhat due to reduced demand and overall poorer credit quality of new applicants for automobile and other consumer loan types. However, excluding the effect of the third quarter 2011 loan sale, total portfolio loans at September 30, 2011 decreased only 0.9% since December 31, 2010.

In the third quarter of 2011 interest expense decreased 19.3% and, in the first nine months of 2011, interest expense decreased 23.6% as compared to the same periods of 2010 due to decreases in rates paid, decreases in average interest bearing liability balances, and a change in the liability mix towards less expensive sources of funding. The average rate paid on interest bearing liabilities decreased 28 basis points to 1.28% in the third quarter and 38 basis points to 1.36% in the first nine months of 2011, while interest bearing liabilities decreased 1.7% and 2.3%, respectively. Rates paid on deposits declined by 25 basis points in the third quarter and 31 basis points in the year-to-date period primarily due to declines in rates paid in all deposit categories. These declines are due to management reducing interest rates in all categories, including renewing and new CDs, to competitive levels in order to realize a lower cost of funds during a period of declining loan yields. Improvements in the deposit funding mix helped to lower the cost of funds, with average CDs decreasing to 37.9% of total average deposits in the third quarter, from 42.3% in the same quarter of 2010, while all other account types increased to 62.1%. The overall reduction in average interest bearing liabilities is primarily due to the decrease in FHLB borrowings, partially offset by increases in average interest bearing deposits of $18.8 million in the third quarter and $65.4 million in the year-to-date period of 2011 as compared to 2010. In addition, average non-interest bearing demand deposits increased by $82.3 million and $72.9 million in the quarter and year-to-date periods. Balance sheet liquidity from the deposit increases was used to pay down higher-cost maturing FHLB borrowings, significantly contributing to the reduced cost of funds. FHLB borrowings were 4.8% of average interest bearing liabilities in the third quarter as compared to 7.2% in 2010. Average deposits increased significantly in every category other than CDs even as offered rates were reduced. Certificates of deposits decreased by $141.6 million due to reductions in rate offerings and customer demand for other shorter-term deposit products.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

ASSETS
Due from banks - interest bearing	$51,860	0.18%	$79,613	0.32%	$47,280	0.19%	$95,895	0.23%
Loans, net of unearned income (1)	3,276,095	5.35%	3,367,628	5.51%	3,263,317	5.45%	3,414,824	5.60%
Securities: (2)
Taxable	1,170,868	3.09%	1,054,588	3.40%	1,156,706	3.13%	981,320	3.64%
Tax-exempt (3)	297,595	6.24%	260,944	6.52%	297,412	6.24%	269,142	6.56%
Total securities	1,468,463	3.73%	1,315,532	4.02%	1,454,118	3.77%	1,250,462	4.27%
Other earning assets	24,087	0.36%	29,743	0.54%	25,748	0.45%	30,121	0.60%
Total earning assets (3)	4,820,505	4.78%	4,792,516	4.98%	4,790,463	4.86%	4,791,302	5.11%
Other assets	632,749		629,665		624,988		633,237
Total Assets	$5,453,254		$5,422,181		$5,415,451		$5,424,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$521,894	0.30%	$474,897	0.54%	$511,416	0.37%	$468,571	0.56%
Money market accounts	903,746	0.52%	851,910	0.85%	889,797	0.60%	804,810	0.99%
Savings deposits	579,901	0.23%	518,272	0.41%	563,789	0.28%	508,740	0.46%
Certificates of deposit	1,623,908	1.89%	1,765,540	1.98%	1,645,866	1.93%	1,763,315	2.15%
Total interest bearing deposits	3,629,449	1.05%	3,610,619	1.30%	3,610,868	1.12%	3,545,436	1.43%
Federal Home Loan Bank borrowings	198,986	3.42%	303,377	3.37%	223,277	3.44%	393,279	3.56%
Other borrowings	200,025	2.42%	183,895	2.60%	191,552	2.51%	181,441	2.62%
Junior subordinated debt	106,054	3.03%	109,889	3.56%	106,046	3.05%	110,739	3.59%
Total interest bearing liabilities	4,134,514	1.28%	4,207,780	1.56%	4,131,743	1.36%	4,230,895	1.74%
Non-interest bearing demand deposits	649,956		567,645		626,088		553,170
Other liabilities	37,610		37,824		37,141		36,672
Shareholders’ Equity	631,174		608,932		620,479		603,802
Total Liabilities and Shareholders’ Equity	$5,453,254		$5,422,181		$5,415,451		$5,424,539

Taxable equivalent net interest spread		3.50%		3.42%		3.50%		3.38%
Taxable equivalent net interest margin		3.67%		3.61%		3.69%		3.58%
(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans for the three and nine months ended totaled $1.0 million and $3.3 million for 2011, and $0.9 million and $3.1 million for the same periods in 2010.

(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2011 Compared to September 30, 2010			Nine Months Ended September 30, 2011 Compared to September 30, 2010
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)

Increase (decrease) in interest income:
Due from banks - interest bearing	$(18)	$(22)	$(40)	$(73)	$(23)	$(96)
Loans, net of unearned income	(1,254)	(1,308)	(2,562)	(6,240)	(3,747)	(9,987)
Taxable securities	938	(863)	75	4,413	(4,034)	379
Tax-exempt securities (1)	577	(184)	393	1,346	(665)	681
Other earning assets	(7)	(11)	(18)	(18)	(31)	(49)
Total interest income change (1)	236	(2,388)	(2,152)	(572)	(8,500)	(9,072)

Increase (decrease) in interest expense:
Interest bearing demand deposits	59	(315)	(256)	166	(726)	(560)
Money market accounts	105	(737)	(632)	576	(2,556)	(1,980)
Savings deposits	58	(259)	(201)	174	(763)	(589)
Certificates of deposit	(686)	(403)	(1,089)	(1,809)	(2,783)	(4,592)
Federal Home Loan Bank borrowings	(899)	37	(862)	(4,384)	(350)	(4,734)
Other borrowings	101	(88)	13	193	(161)	32
Junior subordinated debt	(33)	(144)	(177)	(122)	(431)	(553)
Total interest expense change	(1,295)	(1,909)	(3,204)	(5,206)	(7,770)	(12,976)
Net interest income increase (decrease) (1)	$1,531	$(479)	$1,052	$4,634	$(730)	$3,904

(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses decreased $0.9 million in the third quarter and $9.3 million in the first nine months of 2011 as compared to the same periods in 2010. The provision was higher in 2010 due to the ongoing impact of the recession on all categories of the portfolio but the decrease in 2011 reflects gradually improving credit quality. Net charge-offs increased $10.5 million as compared to the second quarter of 2011 due to $10.3 million of charge offs relating to the sale of $17.2 million of commercial real estate loans. Third quarter 2011 net charge offs were slightly lower than in the third quarter of 2010 which also included a loan sale. As compared to the end of the second quarter of 2011, non-accrual loans at September 30, 2011 decreased $5.2 million and TDRs accruing interest decreased $9.0 million, primarily due to the loan sale. Classified and criticized loans at September 30, 2011 decreased $35.1 million or 11.5% compared to June 30, 2011 and $50.7 million or 15.8% compared to September 30, 2010, of which, $17.2 million was attributable to the loan sale with the remainder resulting from improvement in credit quality and principal reductions. The allowance for loan losses was 1.70% of total loans at September 30, 2011, 1.86% at December 31, 2010 and 1.78% at September 30, 2010. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Trust fees	$3,941	$3,765	$176	4.7%	$12,975	$11,459	$1,516	13.2%
Service charges on deposits	4,881	4,897	(16)	(0.3%)	13,992	15,914	(1,922)	(12.1%)
Electronic banking fees	2,679	2,230	449	20.1%	7,486	6,335	1,151	18.2%
Net securities brokerage and insurance services revenue	1,703	1,874	(171)	(9.1%)	5,117	5,341	(224)	(4.2%)
Bank-owned life insurance	908	879	29	3.3%	2,703	2,789	(86)	(3.1%)
Net gains on sales of mortgage loans	327	985	(658)	(66.8%)	1,298	2,079	(781)	(37.6%)
Net securities gains	67	981	(914)	(93.2%)	97	3,284	(3,187)	(97.0%)
Net loss on other real estate owned and other assets	(162)	(654)	492	75.2%	(978)	(3,499)	2,521	72.0%
Other income	255	19	236	1242.1%	1,430	900	530	58.9%
Total non-interest income	$14,599	$14,976	$(377)	(2.5%)	$44,120	$44,602	$(482)	(1.1%)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. In the third quarter of 2011 non-interest income decreased $0.4 million as compared to the third quarter of 2010 and $0.5 million in the year-to-date period. The quarterly decrease was due to a $0.9 million decrease in net securities gains, and a $0.7 million decrease in net gains on sales of mortgage loans as more loans with terms of 15 years and less are being retained in 2011. These decreases were partially offset by a $0.4 million increase in electronic banking fees due to increased transaction volume, and continued decreases in losses on other real estate owned. Similar trends were evident in the year-to-date period, but additionally trust fees increased $1.5 million or 13.2% through new business, fee increases and market improvements, and service charges on deposits decreased $1.9 million due to regulatory changes effective in August of last year. Service charges on deposits have stabilized in the current quarter compared to both the third quarter of 2010 and the second quarter of 2011.

Trust fees improved 4.7% in the third quarter and 13.2% year-to-date, as compared to the respective periods in 2010, due to new business and the implementation of a fee increase in October of 2010. Higher average trust assets during 2011 also contributed to the improved fees; however, due to the recent decline in the markets, trust assets at September 30, 2011 remain unchanged from September 30, 2010 at $2.8 billion. At September 30, 2011, trust assets include managed assets of $2.2 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $708.2 million as of September 30, 2011 and $707.8 million at September 30, 2010 and are included in trust managed assets.

Electronic banking fees, which include debit card interchange fees, improved by $0.4 million and $1.2 million in the third quarter and first nine months of 2011 as compared to the same periods in the prior year, due to a higher volume of debit card transactions during the period which have continued to grow as customers move more towards electronic transactions from checks and other forms of payment. Recent marketing campaigns aimed at rewarding customers for debit card transactions have also increased transaction volumes. Regulatory changes, which became effective October 1, 2011 for issuers with more than $10 billion in assets, place a cap on debit card interchange fees. WesBanco anticipates some market-related long-term impact on its electronic banking fees in the future from these changes even though it is not directly subject to the new regulations.

Service charges on deposits, which are primarily customer overdraft fees, were 12.1% lower in the first nine months of 2011 as compared to the same period in 2010 due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt in for overdraft coverage of certain types of electronic banking activities. Preceding the August 15, 2010 implementation of the new rules on existing accounts, WesBanco experienced lower daily and monthly overdraft usage patterns as average retail demand deposit balances were higher. Changes in marketing strategies and effectiveness for new demand deposit customers may have also had an impact on the decrease. While an overwhelming majority of WesBanco’s heaviest overdraft users have opted-in to continue such coverage, low response rates from infrequent users may have some impact on our ability to earn associated fees, as does continuing higher average customer deposit account balances. Service charges on deposits were relatively unchanged in the third quarter of 2011 as compared to the same quarter in 2010 as the regulatory changes went into effect in the third quarter of 2010.

Net losses on the sale of other real estate owned and other assets decreased by $2.5 million for the nine months ended September 30, 2011 as compared to the first nine months of 2010 due to ongoing property liquidation efforts, as such the real estate owned balances have been reduced by almost 50% over the last year, and a prior year loss taken on a large hospitality-owned property.

Gains on the sale of mortgage loans decreased in 2011 by 37.6% as compared to the same period in 2010 primarily from a strategic effort initiated early in 2011 to retain more residential mortgage loans, with terms of 15 years or less, in the portfolio instead of selling most of these originations to the secondary market.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change		2011	2010	$ Change	% Change

Salaries and wages	$14,227	$13,749	$478	3.5%		$41,612	$40,326	$1,286	3.2%
Employee benefits	3,662	4,671	(1,009)	(21.6%)		13,294	14,016	(722)	(5.2%)
Net occupancy	3,068	2,534	534	21.1%		8,450	8,133	317	3.9%
Equipment	2,107	2,460	(353)	(14.3%)		6,552	7,440	(888)	(11.9%)
Marketing	1,214	1,223	(9)	(0.7%)		3,861	3,008	853	28.4%
FDIC insurance	1,091	1,740	(649)	(37.3%)		3,760	5,028	(1,268)	(25.2%)
Amortization of intangible assets	599	676	(77)	(11.4%)		1,822	2,060	(238)	(11.6%)
Other operating expenses:
Miscellaneous, franchise, and other taxes	1,560	1,518	42	2.8%		4,324	4,546	(222)	(4.9%)
Postage	813	882	(69)	(7.8%)		2,500	2,687	(187)	(7.0%)
Consulting, regulatory, accounting and advisory fees	782	743	39	5.2%		2,701	2,470	231	9.4%
Other real estate owned and foreclosure expenses	767	818	(51)	(6.2%)		2,268	2,280	(12)	(0.5%)
Legal fees	567	739	(172)	(23.3%)		1,941	2,157	(216)	(10.0%)
Communications	641	682	(41)	(6.0%)		1,978	2,052	(74)	(3.6%)
ATM and interchange expenses	736	667	69	10.3%		2,156	2,027	129	6.4%
Supplies	593	583	10	1.7%		1,807	1,770	37	2.1%
Restructuring and merger-related expenses	-	(32)	32	(100.0%	)	-	175	(175)	(100.0%)
Other	1,180	2,028	(848)	(41.8%	)	5,775	5,465	310	5.7%
Total other operating expenses	7,639	8,628	(989)	(11.5%	)	25,450	25,629	(179)	(0.7%	)
Total non-interest expense	$33,607	$35,681	$(2,074)	(5.8%	)	$104,801	$105,640	$(839)	(0.8%	)

Non-interest expense decreased $2.1 million or 5.8% in the third quarter and $0.8 million or 0.8% in the first nine months of 2011, as compared to the same periods in 2010. In the third quarter, employee benefits decreased $1.0 million due to lower employee health care costs, and FDIC insurance decreased $0.6 million due to a new calculation of FDIC insurance expense, effective April 1, 2011. Other operating expense decreased by $1.0 million due to the recovery of a second quarter expensed item relating to retail customer fraud for $0.7 million and continued expense reductions in many other categories. Year-to-date, FDIC insurance decreased $1.3 million and employee benefits decreased $0.7 million, partially offset by increases in salaries and wages of $1.3 million, due to routine annual adjustments to compensation, and a $0.9 million increase in marketing due to promotions focused on growing demand deposits and home equity loans. WesBanco’s efficiency ratio was 56.8% in the third quarter as compared to 61.1% in the third quarter of 2010. Year-to-date the ratio was 59.4% compared to 61.1% in the 2010 period.

Salaries and wages increased 3.5% and 3.2% for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to regular employee compensation increases and higher incentive compensation accruals. Employee benefits declined 21.6% and 5.2% primarily due to lower employee health care partially offset by higher stock compensation expense.

Marketing expenses increased $0.9 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to increased customer cash incentives and free checking promotions focused on growing home equity loans and demand deposits throughout the year, while marketing for the quarter remained flat as compared to the third quarter of 2010.

Net occupancy for the three and nine months of 2011 increased due to higher depreciation and normal seasonal factors. Equipment declined in both the third quarter and year-to-date period primarily from depreciation decreases combined with a decline in service agreement expenses.

Other operating expenses in the third quarter of 2011 decreased $1.0 million, as compared to the same period in 2010 primarily due to the recovery in the third quarter of charges recorded in the 2011 second quarter relating to retail customer fraud.

INCOME TAXES

The provision for income taxes increased $1.7 million in the third quarter of 2011 and $5.4 million in the nine month period as compared to the same periods in 2010, due to increased earnings and an increase in the estimated effective tax rate for 2011 to 19.2% from 8.9% in 2010 as the ratio of taxable income to tax-exempt income increased. Filed tax return adjustments in the third quarter of each year also somewhat impacted the year-to-date tax rates.

FINANCIAL CONDITION

Total assets increased 2.6% in the first nine months of 2011, while total shareholders’ equity increased 4.5% as compared to December 31, 2010. The net loan portfolio declined 1.3% from December 31, 2010, while investment securities and cash and due from banks increased by 13.1%. The loan portfolio decrease is a result of the sale or exit of certain impaired loans, and a continued focus on maintaining credit quality along with normal paydowns. However, excluding the effect of the loan sale during the third quarter, loans decreased only 0.9% from year end and overall loan originations have increased over 2010. Deposits increased 4.4% from December 31, 2010 primarily due to a 16.4% increase in demand deposits, which, combined with a 10.7% increase in savings deposits and a 5.7% increase in money market deposits, more than offset a 5.7% decrease in CDs. The reduction in CDs was due to planned reductions through lower offered rates for new and rollover CDs, and customers’ desire to shorten interest rate maturities. FHLB borrowings decreased 30.4% from December 31, 2010 as higher cost FHLB borrowings were paid down using available funding provided by the increase in deposits. Total shareholders’ equity increased by approximately $27.5 million primarily due to net income exceeding dividends for the period by $20.9 million, coupled with a $10.4 million increase in unrealized gains in the available-for-sale portfolio, which are included net of the tax effect in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	September 30, 2011	December 31, 2010	$ Change	% Change

Securities available-for-sale (at fair value):
Other government agencies	$275,028	$363,135	$(88,107)	(24.3%)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	451,067	353,345	97,722	27.7%
Obligations of states and political subdivisions	189,497	210,808	(21,311)	(10.1%)
Corporate debt securities	31,839	25,583	6,256	24.5%
Equity securities	4,634	4,610	24	0.5%
Total securities available-for-sale	$952,065	$957,481	$(5,416)	(0.6%)
Securities held-to-maturity (at amortized cost):
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	281,025	202,062	78,963	39.1%
Other residential collateralized mortgage obligations	876	1,224	(348)	(28.4%)
Obligations of states and political subdivisions	321,641	263,973	57,668	21.8%
Corporate debt securities	1,452	1,451	1	0.1%
Total securities held-to-maturity	$604,994	$468,710	$136,284	29.1%
Total securities	$1,557,059	$1,426,191	$130,868	9.2%
Available-for-sale securities:
Weighted average taxable equivalent yield at the respective period end	3.13%	3.46%
As a % of total securities	61.1%	67.1%
Weighted average life (in years)	2.8	4.0
Held-to-maturity securities:
Weighted average taxable equivalent yield at the respective period end	4.55%	4.84%
As a % of total securities	38.9%	32.9%
Weighted average life (in years)	5.5	6.8

(1) At September 30, 2011 and December 31, 2010, there were no holdings of any one issuer in an amount greater than 10% of WesBanco’s shareholders’ equity, other than the U.S. government and its agencies.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by 9.2% from December 31, 2010 to September 30, 2011, and by 2.1% from June 30, 2011. Continued risk of future increases in interest rates have caused more purchases to be designated as held-to-maturity, resulting in a 29.1% increase in the held-to-maturity portfolio, and a slight decrease of 0.6% in the available-for-sale portfolio. The increase in securities was funded by increases in deposit balances. For the nine months ended September 30, 2011, security purchases totaled $528.4 million. These purchases were partially offset by sales of $5.0 million, and maturities, pay-downs, and calls totaling $397.1 million.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	September 30, 2011		December 31, 2010
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total

Municipal bonds (at fair value):
AAA rating	$60,489	11.4%	$44,277	9.4%
AA rating	361,428	68.4%	311,792	66.3%
A rating	60,217	11.4%	55,703	11.8%
Below an A rating (1)	27,736	5.2%	38,321	8.2%
No rating	18,946	3.6%	20,069	4.3%
Total municipal bond portfolio	$528,816	100.0%	$470,162	100.0%

(1) All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	September 30, 2011		December 31, 2010
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total

Municipal bond type:
General Obligation	$387,422	73.3%	$346,343	73.7%
Revenue	141,394	26.7%	123,819	26.3%
Total municipal bond portfolio	$528,816	100.0%	$470,162	100.0%
Municipal bond issuer:
State Issued	$60,754	11.5%	$54,101	11.5%
Local Issued	468,062	88.5%	416,061	88.5%
Total municipal bond portfolio	$528,816	100.0%	$470,162	100.0%

The municipal bond portfolio is broadly spread across the U.S. with 59% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Illinois, Texas, and West Virginia, respectively.

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

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency. WesBanco also monitors general economic conditions, including employment, housing activity and real estate values in each of its markets. WesBanco also periodically evaluates and changes its underwriting standards when conditions indicate that a change is warranted based on market conditions, the historical performance of a category of the portfolio, or other external factors. Credit risk is also regularly evaluated for the impact of adverse economic and other events that increase the risk of default and the potential loss in the event of default to understand their impact on the WesBanco’s earnings and capital.

TABLE 8. COMPOSITION OF LOANS (1)

	September 30, 2011		December 31, 2010
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans

Commercial real estate:
Land and construction	$195,226	6.0%	$154,841	4.7%
Other	1,502,565	46.3%	1,602,408	48.6%
Total commercial real estate	1,697,791	52.3%	1,757,249	53.3%
Commercial and industrial	426,165	13.1%	412,726	12.5%
Residential real estate	612,647	18.9%	608,693	18.4%
Home equity	250,867	7.7%	249,423	7.6%
Consumer	252,908	7.7%	260,585	7.9%
Total portfolio loans	3,240,378	99.7%	3,288,676	99.7%
Loans held for sale	8,139	0.3%	10,800	0.3%
Total Loans	$3,248,517	100.0%	$3,299,476	100.0%

(1) Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $51.0 million or 1.5% from December 31, 2010 to September 30, 2011. CRE land and construction loans increased $40.4 million or 26.1% as a result of the funding of new commercial construction loans for apartment buildings, pre-leased investment property and owner-occupied commercial real estate, net of $6.5 million in charge-offs for certain land and residential development loans. Other CRE loans decreased $99.8 million or 6.2% due to scheduled principal repayments outpacing new loan originations, unscheduled payoffs of loans, and orderly exits of certain non-performing loans, including the sale of under-performing CRE loans in the third quarter with a carrying value of $17.2 million. C&I loans increased $13.4 million or 3.3% due to improved business activity and seasonality in certain lines of credit balances. Residential real estate loans increased $4.0 million or 0.6% from increased volume in 2011 and from an effort to retain mortgages in the portfolio by selling fewer mortgages into the secondary market. Home equity lines of credit were relatively unchanged, while consumer loans decreased $7.7 million or 2.9% due to reduced loan demand as consumers remain cautious about the economy and continue to deleverage rather than incur new debt. Loans held for sale decreased $2.7 million primarily from a strategic effort to sell fewer mortgage loans into the secondary market in 2011. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2011	December 31, 2010

Non-accrual loans:
Commercial real estate - land and construction	$9,725	$4,391
Commercial real estate - other	25,563	24,833
Commercial and industrial	9,593	7,933
Residential real estate	10,686	10,688
Home equity	1,109	755
Consumer	141	220
Loans held for sale	-	-
Total non-accrual loans	56,817	48,820
TDRs accruing interest:
Commercial real estate - land and construction	5,567	10,764
Commercial real estate - other	17,014	33,122
Commercial and industrial	877	73
Residential real estate	3,905	3,443
Home equity	-	-
Consumer	53	81
Total TDRs accruing interest (1)	27,416	47,483
Total non-performing loans	$84,233	$96,303
Other real estate owned and repossessed assets	4,687	8,069
Total non-performing assets	$88,920	$104,372

Non-performing loans/total loans	2.60%	2.93%
Non-performing assets/total assets	1.62%	1.95%
Non-performing assets/total loans, other real estate and repossessed assets	2.74%	3.17%

(1) TDRs on nonaccrual of $16.3 million and $9.9 million at September 30, 2011 and December 31, 2010, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $12.1 million from December 31, 2010 to September 30, 2011 primarily due to the sale of twenty-four impaired and classified loans comprising fourteen borrowers with an aggregate book value of $17.2 million, with the two largest non-performing loans representing $9.9 million. Reserves associated with these loans were $4.8 million. Total proceeds from the sale were $6.9 million, resulting in $10.3 million in charge-offs in the third quarter of 2011. Non-accrual loans increased $8.0 million or 16.4% despite the sale of $6.8 million of commercial loans on nonaccrual in the third quarter. The increase in non-accrual loans is primarily attributed to the migration in 2011 of other previously classified CRE and C&I loans to non-accrual status, including certain loans previously reported as TDRs accruing interest in prior periods. As a result, TDRs accruing interest decreased $20.1 million or 42.3% with $9.9 million related to the sale of two CRE loans in the third quarter with specific reserves of $3.4 million. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased from December 31, 2010 to September 30, 2011 primarily from the sale of assets during the period combined with a reduction in the amount of new foreclosures and repossessions.

The following table presents non-performing and impaired asset activity.

TABLE 10. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

(unaudited, in thousands)	Non-accrual Loans	TDRs Accruing Interest (1)	Other Impaired Loans	Other Real Estate and Repossessed Assets

Beginning balance, December 31, 2010:	$48,820	$47,483	$13,898	$8,069
Additions, including transfers from other categories	42,074	8,439	8,102	-
Real estate foreclosures or deeds in lieu of foreclosure	-	-	-	1,767
Repossessions of other collateral	-	-	-	2,045
Loans returning to accruing or no longer impaired	-	(4,437)	(4,413)	-
Other reductions, including transfers to other categories	-	(12,103)	(8,449)	-
Charge-offs or charge-downs	(24,565)	(5,974)	-	(465)
Other real estate sold	-	-	-	(4,477)
Repossessed assets sold	-	-	-	(2,200)
Loans paid off including loans sold net of charge off	(9,512)	(5,992)	(452)	(52)
Ending balance, September 30, 2011	$56,817	$27,416	$8,686	$4,687
(1)	TDRs on nonaccrual are included in total nonaccrual loans.

TABLE 11. LOANS PAST DUE AND ACCRUING INTEREST

(unaudited, dollars in thousands)	September 30, 2011	December 31, 2010

Loans past due 90 days or more:
Commercial real estate - land and construction	$165	$277
Commercial real estate - other	-	692
Commercial and industrial	82	95
Residential real estate	4,659	4,535
Home equity	784	1,126
Consumer	711	958
Total portfolio loans	6,401	7,683
Loans held for sale	-	-
Total loans past due 90 days or more	$6,401	$7,683

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$1,805	$252
Commercial real estate - other	6,342	4,717
Commercial and industrial	1,840	4,163
Residential real estate	6,287	7,367
Home equity	2,099	2,255
Consumer	5,285	6,020
Total portfolio loans	23,658	24,774
Loans held for sale	-	-
Total loans past due 30 to 89 days	$23,658	$24,774

Loans past due 90 days or more and accruing to total loans	0.20%	0.23%
Loans past due 30-89 days to total loans	0.73%	0.75%

Loans past due 90 days or more and accruing interest decreased $1.3 million or 16.7% from December 31, 2010 to September 30, 2011 in all categories except for residential real estate which increased slightly. These loans continue to accrue interest because they are both well secured and in the process of collection. Loans past due 30-89 days decreased $1.1 million or 4.5% from December 31, 2010 to September 30, 2011 but increased from June 30, 2011 by $4.6 million due to seasonal fluctuations.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses decreased $6.0 million from December 31, 2010 to September 30, 2011 and represented 1.70% of total loans as compared to 1.86% at December 31, 2010 and 1.78% at September 30, 2010. The decrease in the allowance from December 31, 2010 to September 30, 2011 resulted primarily from the sale of impaired loans in the third quarter of 2011 which reduced previously provided reserves by $4.8 million.

The decrease in the allowance for loan commitments from December 31, 2010 to September 30, 2011 primarily represents the transfer of a reserve, associated with one loan commitment for tenant improvements to real estate that secures an impaired loan, to the allowance for loan losses during the period.

TABLE 12. ALLOWANCE FOR CREDIT LOSSES

	For the Nine Months Ended
	September 30,
(unaudited, in thousands)	2011	2010

Balance at beginning of period:
Allowance for loan losses	$61,051	$61,160
Allowance for loan commitments	1,404	195

Total beginning balance	62,455	61,355

Provision for credit losses:
Provision for loan losses	26,614	34,666
Provision for loan commitments	(934)	287

Total provision for credit losses	25,680	34,953

Charge-offs:
Commercial real estate - land and construction	6,485	1,035
Commercial real estate - other	15,673	18,474
Commercial and industrial	6,194	10,189
Residential real estate	3,115	4,015
Home equity	642	437
Consumer	2,909	4,002

Total loan charge-offs	35,018	38,152
Deposit account overdrafts	685	767

Total loan and deposit account overdraft charge-offs	35,703	38,919

Recoveries:
Commercial real estate - land and construction	33	-
Commercial real estate - other	930	598
Commercial and industrial	733	292
Residential real estate	342	54
Home equity	10	38
Consumer	849	865

Total loan recoveries	2,897	1,847
Deposit account overdrafts	239	235

Total loan and deposit account overdraft recoveries	3,136	2,082

Net loan and deposit account overdraft charge-offs	32,567	36,837

Balance at end of period:
Allowance for loan losses	55,098	58,989
Allowance for loan commitments	470	482

Total ending balance	$55,568	$59,471

Third quarter 2011 net charge-offs decreased slightly from the third quarter of 2010, and decreased $4.3 million in the first nine months as compared to the same period in 2010. Third quarter 2011 charge-offs included $10.3 million related to the loan sale, while the third quarter of 2010 also included a loan sale resulting in $10.5 million in additional charge-offs. Net annualized loan charge-offs to average loans were 1.33% for the nine months ended September 30, 2011 compared to 1.44% for same period last year.

The increase in non-accrual loans since December 31, 2010 did not have a material effect on the allowance for credit losses at September 30, 2011 or the provision for credit losses in the first nine months of 2011 because the loans were adequately reserved in prior periods. The internal risk grading of loans has more influence on the amount of the allowance than the categorization of loans as non-performing. The internal risk rating is the primary factor for establishing the allowance for commercial loans, including commercial real estate except for loans that are evaluated individually for impairment, in which case a specific reserve is established pursuant to GAAP, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. Total commercial criticized and classified loans at September 30, 2011 decreased $50.7 million compared to September 30, 2010 and $49.5 million compared to December 31, 2010, which together with a decrease in total loans and lower historical loss rates positively impacted the provision for the nine months ended September 30, 2011. The decrease in commercial criticized and classified loans was partially attributable to the loan sale with the remainder resulting from improvement in credit quality and principal reductions.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allowance allocated in each category decreased from December 31, 2010. The allocation to CRE loans decreased primarily due to the loan sale, as previously provided reserves of $4.8 million on certain impaired and classified loans were removed. The allocation to C&I loans decreased primarily due to a charge-off in the third quarter that was previously reserved. Lower historical loss rates and lower delinquency in the CRE other and C&I portfolio also contributed, to a lesser extent, in the reduction of the allocated allowance. The allowance for residential real estate, home equity, and consumer loans and overdrafts decreased due to moderately lower historical loss rates in most categories and lower delinquency in all categories of the portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2011	Percent of Total	December 31, 2010	Percent of Total

Allowance for loan losses:
Commercial real estate - land and construction	$4,147	7.5%	$4,701	7.5%
Commercial real estate - other	27,014	48.6%	30,836	49.4%
Commercial and industrial	10,164	18.3%	10,793	17.3%
Residential real estate	5,673	10.2%	5,950	9.5%
Home equity	1,971	3.6%	2,073	3.3%
Consumer	5,401	9.7%	5,641	9.0%
Deposit account overdrafts	728	1.3%	1,057	1.7%
Total allowance for loan losses	$55,098	99.2%	$61,051	97.7%

Allowance for loan commitments:
Commercial real estate - land and construction	$107	0.2%	$1,037	1.7%
Commercial real estate - other	9	0.0%	285	0.5%
Commercial and industrial	299	0.5%	65	0.1%
Residential real estate	4	0.0%	1	0.0%
Home equity	37	0.1%	14	0.0%
Consumer	14	0.0%	2	0.0%
Total allowance for loan commitments	470	0.8%	1,404	2.3%
Total allowance for credit losses	$55,568	100.0%	$62,455	100.0%

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

TABLE 14. RECONCILIATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CATEGORY

	For the Nine Months Ended
	September 30, 2011								September 30, 2010
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Other	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total	Total

Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051	$61,160
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404	195
Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355
Provision for credit losses:
Provision for loan losses	5,898	10,921	4,832	2,496	530	1,820	117	26,614	34,666
Provision for loan commitments	(930)	(276)	234	3	23	12	-	(934)	287
Total provision for credit losses	4,968	10,645	5,066	2,499	553	1,832	117	25,680	34,953
Charge-offs	(6,485)	(15,673)	(6,194)	(3,115)	(642)	(2,909)	(685)	(35,703)	(38,919)
Recoveries	33	930	733	342	10	849	239	3,136	2,082
Net charge-offs	(6,452)	(14,743)	(5,461)	(2,773)	(632)	(2,060)	(446)	(32,567)	(36,837)
Balance at end of period:
Allowance for loan losses	4,147	27,014	10,164	5,673	1,971	5,401	728	55,098	58,989
Allowance for loan commitments	107	9	299	4	37	14	-	470	482
Total ending allowance for credit losses	$4,254	$27,023	$10,463	$5,677	$2,008	$5,415	$728	$55,568	$59,471

Although the allowance for credit losses is allocated as described in Tables 13 and 14, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2011.

DEPOSITS

TABLE 15. DEPOSITS

	September 30,	December 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change

Non-interest bearing demand	$676,724	$591,052	$85,672	14.5%
Interest bearing demand	571,736	481,129	90,607	18.8%
Money market	903,724	854,836	48,888	5.7%
Savings deposits	587,263	530,701	56,562	10.7%
Certificates of deposit	1,616,961	1,714,705	(97,744)	(5.7%)

Total deposits	$4,356,408	$4,172,423	$183,985	4.4%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits increased by $184.0 million or 4.4% during the nine months ended September 30, 2011.

Demand deposits, savings deposits and money market deposits increased by 16.4%, 10.7% and 5.7%, respectively, in the first nine months of 2011 due to continued efforts to obtain more account relationships and customers’ preference for short-term maturities. Deposits were also affected by an increase in trust account deposits and heavier end of quarter deposit activity.

The decline in certificates of deposit of 5.7% is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace. WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the CDARS® program, which had $253.8 million in total outstanding balances at September 30, 2011 of which $192.0 million represented one-way buys, as compared to $246.3 million in total outstanding balances at December 31, 2010. Certificates of deposit greater than $250,000 were approximately $158.2 million at September 30, 2011 as compared to $186.5 million at December 31, 2010. Certificates of deposit of $100,000 or more were approximately $777.5 million at September 30, 2011 as compared to $791.7 million at December 31, 2010. Certificates of deposit totaling approximately $721.9 million at September 30, 2011 at a cost of 1.14% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally lower for all maturities and types as compared to rates paid on existing CDs.

BORROWINGS

TABLE 16. BORROWINGS

	September 30,	December 31,
(unaudited, dollars in thousands)	2011	2010	$ Change	% Change

Federal Home Loan Bank borrowings	$176,581	$253,606	$(77,025)	(30.4%)
Other short-term borrowings	192,780	187,385	5,395	2.9%
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,058	106,034	24	0.0%

Total borrowings	$475,419	$547,025	$(71,606)	(13.1%)

Borrowings are currently a less significant source of funding for WesBanco compared to retail core deposits. During the first nine months of 2011, WesBanco paid down Federal Home Loan Bank borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows for their payoff. Additional maturities of $8.0 million with a weighted average rate of 3.86% are scheduled for the remainder of the year, and $76.5 million with a weighted average rate of 3.64% is scheduled to mature in 2012, which should permit a further lowering of the cost of wholesale borrowings as current borrowing rates are lower. Junior subordinated debt, most of which is allowed to be included in Tier I regulatory capital, was unchanged from December 31, 2010.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $192.8 million at September 30, 2011 as compared to $187.4 million at December 31, 2010. The increase in these borrowings has occurred primarily as a result of a $4.6 million increase in securities sold under agreements to repurchase and a $0.8 million increase in treasury tax and loan notes. A revolving line of credit, which is a senior obligation of the parent company, matured on July 31, 2011 and was subsequently renewed with the same correspondent bank on August 1, 2011. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings of up to $25.0 million, secured by a pledge of WesBanco’s banking subsidiary common stock. There were no outstanding balances as of September 30, 2011 or December 31, 2010.

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

CAPITAL RESOURCES

Shareholders’ equity was $634.4 million at September 30, 2011 compared to $606.9 million at December 31, 2010. Total equity increased due to net income during the current nine month period of $33.2 million and a $6.2 million other comprehensive income gain. The increase was partially offset by the declaration of common shareholder dividends totaling $12.2 million for the nine months ended September 30, 2011. WesBanco also increased its quarterly dividend rate to $0.15 per share in February and to $0.16 per share in August, representing a cumulative 14.3% increase over the prior year rate.

On May 18, 2011, WesBanco granted 66,250 stock options to selected officers at an exercise price of $19.76. These options are service-based and vest 50% at December 31, 2011, and 50% at December 31, 2012. On the same date, WesBanco also granted 35,850 shares of restricted stock to selected officers. The restricted shares are service-based and vest 24 months from the date of grant. Prior to May 18, 2011 WesBanco granted 4,782 shares of restricted stock under employment agreements.

WesBanco did not purchase any shares during the current three month period under an existing one million share repurchase plan. At September 30, 2011, remaining WesBanco common stock authorized to be purchased as part of the current one million share repurchase plan totaled 584,325 shares.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank, as well as WesBanco maintain Tier 1, Total Capital and Leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2011, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $20.0 million from the Bank. WesBanco seeks to continue improving its consolidated and Bank capital ratios as short-term debt matures and is paid down from investment and loan cash flows, while also retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	September 30, 2011		December 31, 2010
			Amount	Ratio	Amount	Ratio

WesBanco, Inc.
Tier 1 Leverage	4.00%(3)	N/A	$450,593	8.69%	$428,001	8.35%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	450,593	12.49%	428,001	11.94%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	495,834	13.74%	473,020	13.20%

WesBanco Bank, Inc.
Tier 1 Leverage	4.00%	5.00%	$420,539	8.14%	$398,171	7.80%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	420,539	11.72%	398,171	11.15%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	465,513	12.98%	443,013	12.41%
(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

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

The Bank and other insured depository institutions will have increased authority to open new branches across state lines. A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. A new government agency, the Bureau of Consumer Financial Protection (“Consumer Bureau”), will have the authority to write rules implementing numerous consumer protection laws applicable to all banks.

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

Securities are the principal source of short-term liquidity for WesBanco. Securities totaled $1.6 billion at September 30, 2011, of which $952.1 million were classified as available-for-sale, including net unrealized pretax gains of $18.2 million. The remaining securities were classified as held-to-maturity. At September 30, 2011, WesBanco has approximately $15.8 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $313.8 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $132.4 million based on current prepayment speeds, from loans held for sale totaling $8.1 million, from accruing loans scheduled to mature within the next year of $526.6 million and from normal loan repayments anticipated to be $652.8 million within the next year. At September 30, 2011, WesBanco had $145.5 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity. Sources of liquidity within the next year listed above approximate $1.8 billion at September 30, 2011.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.4 billion at September 30, 2011. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $721.9 million at September 30, 2011 which includes jumbo regular certificates of deposit and jumbo CDARS© deposits totaling $173.6 million with a weighted-average cost of 1.06% and $118.4 million with a cost of 1.28%, respectively. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at September 30, 2011 approximated $1.0 billion in excess of current outstandings, which is unchanged from December 31, 2010. At September 30, 2011, the Bank had unpledged available-for-sale securities with an amortized cost of $484.2 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2011, WesBanco had a BIC line of credit totaling $143.2 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $165.0 million, none of which was outstanding at September 30, 2011, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $192.8 million at September 30, 2011 primarily include callable repurchase agreements of $189.7 million and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2011. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance. In the third quarter new regulatory guidelines permitted, for the first time, the payment of interest on certain corporate checking accounts. WesBanco does not expect this to significantly impact sweep account and related deposit account balances.

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

The principal sources of parent company liquidity are dividends from the Bank, $16.8 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2011. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2011, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $20.0 million from the Bank.

At September 30, 2011, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $746.7 million, compared to $648.8 million at December 31, 2010. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies recently issued guidance to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of September 30, 2011 and that WesBanco’s current liquidity risk management policies and procedures adequately address the recently issued guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates as compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2011 and December 31, 2010 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in		ALCO Guidelines
	Net Interest Income from Base over One Year
	September 30, 2011	December 31, 2010

+300	1.2%	0.8%	-25.0%
+200	2.0%	1.7%	- 12.5%
+100	2.2%	2.4%	- 5.0%
-100	(4.1%)	(2.9%)	- 5.0%
-200	N/A	N/A	-12.5%

As per the table above, the earnings simulation model at September 30, 2011 currently projects that net interest income for the next twelve month period would decrease by 4.1% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.9% for the same scenario as of December 31, 2010.

For rising rate scenarios, net interest income would increase by 2.2%, 2.0% and 1.2% if rates increased by 100, 200 and 300 basis points, respectively, as of September 30, 2011 as compared to increases of 2.4%, 1.7% and 0.8% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2010. The balance sheet is slightly more asset sensitive in the third quarter of 2011 due to additional short term liquidity balances and changes in the deposit mix and the overall level of borrowings, offset somewhat by a slight duration extension in the investment portfolio. Should rates rise more rapidly and by a higher amount, which is not currently anticipated, the asset sensitivity is somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $971.5 million at September 30, 2011, which represented approximately 46% of commercial loans with an average floor of 5.13%. In the current flat interest rate environment, WesBanco expects that the net interest margin may be slightly negatively impacted throughout the rest of 2011, as short term interest rates are not anticipated to increase until mid to late 2013, and loan runoff and investment security maturities are reinvested at lower rates.

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

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at September 30, 2011, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.2% over the next twelve months, compared to a 2.3% increase at December 31, 2010.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of equity in various increasing and decreasing rate scenarios. At September 30, 2011, the market value of equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 10.3% as compared to an increase of 4.4% at December 31, 2010. In a 100 basis point falling rate environment, the model indicates an increase of 2.2%, as compared to a decrease of 4.1% as of December 31, 2010. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier I capital leverage ratio is not forecasted to decrease below 5.0% as a result of the change.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2011, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no general open market repurchases during the third quarter of 2011, other than those for KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Balance at June 30, 2011				584,325

July 1, 2011 to July 31, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	20,194	$19.92	N/A	N/A

August 1, 2011 to August 31, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	2,736	$18.79	N/A	N/A

September 1, 2011 to September 30, 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	11,018	$17.70	N/A	N/A
Third Quarter 2011
Open market repurchases	-	-	-	584,325
Other transactions (1)	33,948	$19.11	N/A	N/A
Total	33,948	$19.11	-	584,325

(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

10.1

Amended and Restated Credit Agreement between JPMorgan Chase Bank, N.A. and WesBanco, Inc. (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 5, 2011).

10.2	Line of Credit Note between JPMorgan Chase Bank, N.A. and WesBanco, Inc. (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 5, 2011).

31.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: October 27, 2011	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2011	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)