Form 10-K
period 2011-12-31
WESBANCO INC
filed 2012-02-29
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2011, determined using a per share closing price on that date of $19.66, was $488,957,569.

As of February 27, 2012, there were 26,628,181 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 29, 2012 for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

At December 31, 2011, WesBanco operated one commercial bank, WesBanco Bank, Inc., (“WesBanco Bank” or the “Bank”) through 112 offices, one loan production office and 122 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2011 approximated $5.5 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.0 billion as of December 31, 2011. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc. (“WesBanco Insurance”), a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration for personal and commercial clients; and WesBanco Securities, Inc. (“WesBanco Securities”), a full service broker-dealer, which also offers discount brokerage services.

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

As of December 31, 2011, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

EMPLOYEES

There were 1,368 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2011. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2011 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2011, WesBanco will provide, without charge, a printed copy of its 2011 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2011 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

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

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, WesBanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHCA”), as amended, and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco also is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of certain voting shares of other banks, as described below. Since WesBanco is both a bank holding company and a financial holding company, WesBanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank. The Bank is a West Virginia banking corporation and is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and the West Virginia Division of Banking. The deposits of WesBanco Bank are insured by the Deposit Insurance Fund of the FDIC.

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

WesBanco is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. WesBanco is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. WesBanco is listed on the NASDAQ Global Select Market (the “NASDAQ”) under the trading symbol “WSBC” and is subject to the rules of the NASDAQ for listed companies.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), banks are also permitted to establish de novo branches across state lines to the same extent that a state-chartered bank in each host state would be permitted to open branches.

Under the BHCA, prior Federal Reserve Board approval is required for WesBanco to acquire more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with safe and sound operation of the bank, under the Community Reinvestment Act (the “CRA”) and its amendments.

HOLDING COMPANY REGULATIONS

As indicated above, WesBanco has one state bank subsidiary, WesBanco Bank, as well as nonbank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any nonbank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, respectively, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus, respectively. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2011, WesBanco declared cash dividends to its common shareholders of approximately $16.5 million.

As of December 31, 2011, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized.

All financial institutions are subject to the prompt corrective action provisions set forth in Section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and the provisions set forth in Section 325.105 of the FDIC Regulations. Immediately upon a state non-member bank receiving notice, or being deemed to have notice, that the bank is undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined in Section 325.103 of the FDIC Regulations, the bank is precluded from being able to pay dividends to its shareholders based upon the requirements in Section 38(d) of the FDI Act, 12. U.S.C. § 1831o(d).

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach by placing insured institutions into categories based on capital and risk profile. In 2011, WesBanco Bank paid deposit insurance premiums that were significantly less than those paid in 2010. The decrease was largely due to the FDIC changing how deposit insurance premiums are calculated effective April 1, 2011 as required by the Dodd-Frank Act. The assessment base was expanded to include all liabilities (i.e. all assets minus tangible equity) rather than deposits only and the assessment rates were reduced. This change was advantageous to WesBanco Bank as assessments dropped from $6.2 million in 2010 to $4.4 million in 2011.

In May 2009, the FDIC imposed its final rule on a special assessment as of June 30, 2009. This special assessment was collected September 30, 2009 and impacted the Bank’s 2009 second quarter expenses by $2.6 million.

In November 2009, the FDIC adopted a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012, on December 30, 2009 along with their regular third quarter assessment. The assessment rate was based on the bank’s total base assessment rate as of September 30, 2009. The rate was increased for 2011 and 2012, and a 5% annual growth rate in the deposit base was assumed. WesBanco Bank paid $24.1 million on December 30, 2009 to satisfy the requirements of this rule, with the portion related to the years 2010 – 2012 recorded as a prepaid expense, to be amortized on an actual, pro rata basis over those three years. Although the actual assessments corresponding to 2010 of $6.2 million did not materially differ from the prepaid estimates, the 2011 actual assessments were $3.6 million less due to the new calculation requirements enacted by the Dodd-Frank Act.

WesBanco’s prepaid assessment balance at December 31, 2011 was approximately $12.1 million which is $3.7 million greater than that of the 2009 estimation model. The difference is expected to increase throughout 2012. Any unused prepaid assessment is expected to be refunded in the second quarter of 2013 or utilized to pay assessments in the first half of 2013.

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

Generally, under the applicable guidelines, a financial institution’s capital is divided into three tiers. “Tier 1,” or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Certain bank holding companies, however, may include certain trust preferred securities that underlie junior subordinated debt in their Tier 1 capital. (See below within this section for more information regarding the capital treatment of trust preferred securities.) In addition, bank holding companies may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital.

“Tier 2,” or supplementary capital, includes, among other things, portions of trust preferred securities and cumulative preferred stock not otherwise counted in Tier 1 capital, as well as limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term unsecured subordinated debt.

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

The Federal Reserve Board has established a minimum ratio of Tier 1 capital to total assets of 3.0% for strong bank holding companies rated composite “1” under the RFI/C (D) (“Risk Management,” “Financial Condition,” “Impact,” “Composite Rating” and “Depository Institution”) components rating system for bank holding companies, and for certain bank holding companies that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. The Federal Reserve Board has also indicated that it will consider a “tangible Tier 1 capital ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities. More recently, in its February 24, 2009 supervisory letter, the Federal Reserve Board noted that a bank holding company’s predominant form of tangible capital should be common equity.

The bank regulatory agencies have established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% of the adjusted carrying value of the equity investments as a financial institution’s overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2011, capital charges relating to WesBanco’s equity investments in nonfinancial companies were immaterial.

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

As of December 31, 2011, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 12.68% and 13.93%, respectively. As of December 31, 2011, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2011, WesBanco’s leverage ratio was 8.71%.

As of December 31, 2011, WesBanco had $106.1 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt were included in Tier 1 capital as of December 31, 2011, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule retaining trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, after a transition period initially set to expire on March 31, 2009 but extended to March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

The Dodd-Frank Act requires the federal banking agencies to develop consolidated capital requirements applicable to bank holding companies and banks. These new requirements must be at least as stringent as those currently applicable to banks, meaning that trust preferred securities will generally be excluded from Tier 1 capital. A grandfather provision, however, will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. WesBanco currently believes all of its Trust Preferred Securities will remain in Tier 1 capital. For more information regarding trust preferred securities, please refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2011, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

WesBanco Bank and other insured depository institutions will have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. A new government agency, the Bureau of Consumer Financial Protection (the “Consumer Bureau”), will have the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, WesBanco Bank is subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The new Consumer Bureau created by the Dodd-Frank Act now has consolidated authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the Consumer Bureau’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank will continue to be examined by the FDIC for compliance with these rules. Relating to mortgage lending, the Dodd-Frank Act requires new disclosures, verification, and restrictions, some of which are expected to limit the creation of variable-rate mortgages. In addition, the Dodd-Frank Act required the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions, which were implemented on October 1, 2011. Even though the limits on debit card interchange fees apply only to institutions with more than $10 billion in assets, market forces may over time limit debit card interchange fees as a source of revenue for all banks, including smaller banks like WesBanco Bank.

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

The CRA requires WesBanco Bank’s primary federal bank regulatory agency, the FDIC, to assess WesBanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. WesBanco Bank’s current CRA rating is “Outstanding.”

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

In particular, WesBanco Bank’s competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by WesBanco, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If WesBanco is unable to attract new and retain current customers, loan and deposit growth could decrease, causing WesBanco’s results of operations and financial condition to be negatively impacted.

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

WesBanco’s cost of funds for banking operations may not decrease at the same pace as asset yields, particularly in the current very low interest rate environment, where certain rates are subject to artificial floors or are approaching 0%. Cost of funds also may increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and wholesale borrowings. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

SIGNIFICANT DECLINES IN U.S. AND FOREIGN MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets have experienced extreme disruption in recent years. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and weakness in capital and credit markets could result in deterioration of these assets, and changes in certain key pension assumptions based on current interest rates, long-term rates of return and other economic or actuarial assumptions may increase minimum funding contributions and future pension expense. If the markets deteriorate further, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if WesBanco determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2011 and concluded that no impairment charge was necessary for the year ended December 31, 2011. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results and may cause a decline in our stock price.

ACQUISITION OPPORTUNITIES MAY NOT BE AVAILABLE TO WESBANCO IN THE FUTURE.

WesBanco continually evaluates opportunities to acquire other businesses. However, WesBanco may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. WesBanco expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that WesBanco would likely pursue, and its competitors may have greater resources than it does. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. If WesBanco fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests.

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

As of December 31, 2011, WesBanco had $106.1 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a transition period that was originally set to end on March 31, 2009 but has since been extended to March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act requires the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. These rules will generally exclude trust preferred securities from Tier 1 capital. A grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

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

In addition, new international capital standards known as Basel III are expected to further increase the minimum capital requirements applicable to WesBanco and WesBanco Bank, which may negatively impact WesBanco and the Bank. Additional information about these and other expected changes in capital requirements are described above in “Item 1. Business—Capital Requirements.”

Regulation of WesBanco and its subsidiaries is expected to continue to expand in scope and complexity in the future. These laws are expected to have the effect of increasing WesBanco’s costs of doing business, reducing its revenues, and may limit its ability to pursue business opportunities or otherwise adversely affect its business and financial condition. The Dodd-Frank Act and other laws, as well as rules implementing or related to them, may adversely affect WesBanco. Specifically, any governmental or regulatory action having the effect of requiring WesBanco to obtain additional capital could reduce earnings and have a material dilutive effect on current shareholders, including the Dodd-Frank Act source of strength requirement that bank holding companies make capital infusions into a troubled subsidiary bank. Legislation and regulation of debit card fees, credit cards and other bank services, as well as changes in WesBanco’s practices relating to those and other bank services, may affect WesBanco’s revenue and other financial results. Additional information about increased regulation is provided in “Item 1. Business” under the headings “Supervision and Regulation,” “Holding Company Regulations,” “Capital Requirements,” “Dodd-Frank Act,” and “Consumer Protection Laws.”

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

On February 22, 2012, the FHLB of Pittsburgh announced that it would pay a dividend on the average capital stock balance held during the three month period ended December 31, 2011 at an annualized rate of 0.10% for the first time since late 2008. They also will continue to partially repurchase certain amounts of excess stock held by member banks. Such repurchase was also suspended in late 2008 and partially restored five quarters ago. However, the FHLB also noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. The FHLB of Pittsburgh stock owned by WesBanco totaled $20.4 million and $25.0 million at December 31, 2011 and 2010, respectively. If the financial condition of the FHLB of Pittsburgh were to further deteriorate, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset and could potentially be evaluated for impairment with any loss recognized through earnings.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. In order to restore reserve ratios of the deposit insurance fund, the FDIC has in the past few years significantly increased the assessment rates paid by financial institutions for deposit insurance. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions, and in November 2009, it adopted a rule requiring banks to prepay their FDIC assessments for years through 2012 which accompanied a rate increase beginning in 2011. While the Deposit Insurance Fund balance has improved recently, and a new assessment base that reduced rates for smaller community banks was adopted in 2011, the FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Additional increases in FDIC insurance premiums and future special assessments may adversely affect WesBanco’s results of operations and financial condition.

INTERRUPTION TO OUR INFORMATION SYSTEMS COULD ADVERSELY AFFECT WESBANCO’S OPERATIONS.

WesBanco relies on information systems and communications for operating and monitoring all major aspects of business, as well as internal management functions. Any failure, interruption, intrusion or breach in security of these systems could result in failures or disruptions in the WesBanco customer relationship, management, general ledger, deposit, loan and other systems. While WesBanco has policies, procedures and technical safeguards designed to prevent or limit the effect of any failure, interruption, intrusion or security breach of its information systems, there can be no assurance that the above-noted issues will not occur or, if they do occur, that they will be adequately addressed. Any disruption in the operation of WesBanco’s information systems could damage WesBanco’s reputation, result in a loss of customer business, subject WesBanco to additional regulatory scrutiny, and expose WesBanco to civil litigation and possible financial liability, any of which could have a material effect on WesBanco’s business, results of operations and financial condition.

LOSS OF KEY EMPLOYEES COULD IMPACT GROWTH AND EARNINGS AND MAY HAVE AN ADVERSE IMPACT ON BUSINESS.

Our operating results and ability to adequately manage our growth are highly dependent on the services, managerial abilities and performance of our key employees, including executive officers and senior management. Our success depends upon our ability to attract and retain highly skilled and qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of this management and personnel. The loss of services, or the inability to successfully complete planned transitions of key personnel approaching normal retirement age, could have an adverse impact on WesBanco’s business, operating results and financial condition because of their skills, knowledge of the local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

WESBANCO IS SUBJECT TO LENDING CONCENTRATION RISKS.

As of December 31, 2011, approximately 65% of WesBanco’s loan portfolio consisted of commercial loans including commercial real estate. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on WesBanco’s financial condition and results of operations.

WESBANCO MAY NEED TO RAISE CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN NEEDED OR AT ACCEPTABLE TERMS.

Federal and state banking regulators require WesBanco and its banking subsidiary, WesBanco Bank, to maintain adequate levels of capital to support its operations. In addition, in the future WesBanco may need to raise additional capital to support its business or to finance acquisitions, if any, or WesBanco may otherwise elect to raise additional capital in anticipation of future growth opportunities. Many financial institutions have sought to raise considerable amounts of capital over the last few years in response to deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, including capital requirements that have been or are anticipated to be imposed by new regulations, such as the Basel III reforms or the Dodd-Frank Act. Such overall market demand for capital may diminish WesBanco’s ability to raise additional capital if and when it is needed. Future growth in WesBanco’s earning assets at rates in excess of the rate at which its capital is increased through retained earnings would result in a reduction of WesBanco’s regulatory capital ratios. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce total capital.

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

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2011, WesBanco operated 112 banking offices in West Virginia, Ohio and Western Pennsylvania, and one loan production office, of which 87 were owned and 26 were leased under long-term operating leases. These leases expire at various dates through October 2027 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets that may also house certain back office functions.

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

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.6 million for both 2011 and 2010. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of February 27, 2012 was 4,858, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s KSOP. All WesBanco employees who meet the eligibility requirements of the KSOP are included in the Plan.

The table below presents for each quarter in 2011 and 2010, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2011			2010
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$21.19	$16.06	$0.160	$19.98	$15.92	$0.140
Third quarter	20.78	16.34	0.160	17.90	14.15	0.140
Second quarter	21.44	18.45	0.150	20.18	16.04	0.140
First quarter	20.99	17.76	0.150	17.40	11.90	0.140

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

As of December 31, 2011, WesBanco had a stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no general open market repurchases in 2011, other than those for KSOP and dividend reinvestment plans. At December 31, 2011, there were 584,325 shares remaining to be purchased under the plan.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2011				584,325

October 1, 2011 to October 31, 2011
Open market repurchases	—	$—	—	584,325
Other transactions (1)	23,476	17.51	N/A	N/A

November 1, 2011 to November 30, 2011
Open market repurchases	—	—	—	584,325
Other transactions (1)	6,226	19.34	N/A	N/A

December 1, 2011 to December 31, 2011
Open market repurchases	—	—	—	584,325
Other transactions (1)	2,149	19.63	N/A	N/A

Fourth Quarter 2011
Open market repurchases	—	—	—	584,325
Other transactions (1)	31,851	18.01	N/A	N/A

Total	31,851	$18.01	—	584,325

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, and the SNL Small Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2006 with reinvestment of dividends.

	December 31,
Index	2006	2007	2008	2009	2010	2011
WesBanco, Inc.	$100.00	$64.03	$88.74	$42.55	$67.60	$71.66
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Small Cap Bank Index	100.00	72.30	60.78	42.72	52.19	49.84

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2011. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2011, which include Oak Hill Financial, Inc., on November 30, 2007 and five former AmTrust branches on March 27, 2009, are included in results of operations since their respective dates of acquisition.

For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2011	2010	2009	2008	2007
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$1.65	$1.34	$0.70	$1.42	$2.09
Earnings per common share—diluted	1.65	1.34	0.70	1.42	2.09
Dividends per common share	0.62	0.56	0.84	1.12	1.10
Book value at year end	23.80	22.83	22.16	24.82	21.86
Tangible book value at year end (1)	13.17	12.09	11.31	14.74	11.44
Average common shares outstanding—basic	26,614,697	26,579,735	26,566,133	26,551,467	21,359,935
Average common shares outstanding—diluted	26,615,281	26,580,293	26,567,291	26,563,320	21,392,010
SELECTED BALANCE SHEET INFORMATION
Securities	$1,609,265	$1,426,191	$1,263,254	$935,588	$937,084
Loans held for sale	6,084	10,800	9,441	3,874	39,717
Net portfolio loans	3,184,558	3,227,625	3,409,786	3,554,506	3,682,006
Total assets	5,536,030	5,361,458	5,397,352	5,222,041	5,384,326
Deposits	4,393,866	4,172,423	3,974,233	3,503,916	3,907,930
Total FHLB and other borrowings	365,073	440,991	684,915	894,695	735,313
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,066	106,034	111,176	111,110	111,024
Shareholders’ equity	633,790	606,863	588,716	659,371	580,319
SELECTED RATIOS
Return on average assets	0.81%	0.66%	0.43%	0.73%	1.09%
Return on average tangible assets (1)	0.88%	0.73%	0.49%	0.82%	1.17%
Return on average equity	7.01%	5.88%	3.73%	6.42%	10.63%
Return on average tangible equity (1)	13.32%	11.72%	7.26%	12.58%	17.48%
Return on average common equity	7.01%	5.88%	3.16%	6.48%	10.63%
Allowance for loan losses to total loans	1.69%	1.86%	1.76%	1.38%	1.03%
Allowance for loan losses to total non-performing loans	0.63	x	0.63	x	0.76	x	1.37	x	1.94	x
Non-performing assets to total assets	1.62%	1.95%	1.65%	0.74%	0.44%
Net loan charge-offs to average loans	1.30%	1.28%	1.10%	0.58%	0.28%
Shareholders’ equity to total assets	11.45%	11.32%	10.91%	12.63%	10.78%
Tangible equity to tangible assets (1)	6.68%	6.33%	5.88%	7.90%	5.94%
Tangible common equity to tangible assets (1)	6.68%	6.33%	5.88%	6.44%	5.94%
Tier 1 leverage ratio	8.71%	8.35%	7.86%	10.27%	9.90%
Tier 1 capital to risk-weighted assets	12.68%	11.94%	11.12%	13.21%	10.43%
Total capital to risk-weighted assets	13.93%	13.20%	12.37%	14.46%	11.41%
Dividend payout ratio	37.58%	41.79%	120.00%	78.87%	52.63%
Trust assets at market value (2)	$2,973,352	$2,943,786	$2,668,610	$2,400,211	$3,084,145

(1)	See non-GAAP Measures with this Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
SUMMARY STATEMENTS OF INCOME
Interest income	$224,167	$236,528	$257,364	$281,766	$236,393
Interest expense	54,802	70,436	98,992	121,229	117,080

Net interest income	169,365	166,092	158,372	160,537	119,313
Provision for credit losses	35,311	44,578	50,372	32,649	8,516

Net interest income after provision for credit losses	134,054	121,514	108,000	127,888	110,797
Non-interest income	59,888	59,599	64,589	57,346	52,939
Non-interest expense	140,295	141,152	149,648	142,624	111,046

Income before income taxes	53,647	39,961	22,941	42,610	52,690
Provision for income taxes	9,838	4,350	(992)	4,493	8,021

Net income	$43,809	$35,611	$23,933	$38,117	$44,669

Preferred dividends	—	—	5,233	293	—

Net income available to common shareholders	$43,809	$35,611	$18,700	$37,824	$44,669

Earnings per common share—basic	$1.65	$1.34	$0.70	$1.42	$2.09

Earnings per common share—diluted	$1.65	$1.34	$0.70	$1.42	$2.09

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

	For the year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Tangible equity to tangible assets:
Total shareholders’ equity	$633,790	$606,863	$588,716	$659,371	$580,319
Less: goodwill and other intangible assets	(283,150)	(285,559)	(288,292)	(267,883)	(276,730)

Tangible equity	350,640	321,304	300,424	391,488	303,589
Total assets	5,536,030	5,361,458	5,397,352	5,222,041	5,384,326
Less: goodwill and other intangible assets	(283,150)	(285,559)	(288,292)	(267,883)	(276,730)

Tangible assets	5,252,880	5,075,899	5,109,060	4,954,158	5,107,596

Tangible equity to tangible assets	6.68%	6.33%	5.88%	7.90%	5.94%

Tangible common equity to tangible assets:
Total shareholders’ equity	$633,790	$606,863	$588,716	$659,371	$580,319
Less: goodwill and other intangible assets	(283,150)	(285,559)	(288,292)	(267,883)	(276,730)
Less: preferred shareholders’ equity	—	—	—	(72,332)	—

Tangible common equity	350,640	321,304	300,424	319,156	303,589
Total assets	5,536,030	5,361,458	5,397,352	5,222,041	5,384,326
Less: goodwill and other intangible assets	(283,150)	(285,559)	(288,292)	(267,883)	(276,730)

Tangible assets	5,252,880	5,075,899	5,109,060	4,954,158	5,107,596

Tangible common equity to tangible assets	6.68%	6.33%	5.88%	6.44%	5.94%

	For the year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Tangible book value:
Total shareholders’ equity	$633,790	$606,863	$588,716	$659,371	$580,319
Less: goodwill and other intangible assets	(283,150)	(285,559)	(288,292)	(267,883)	(276,730)

Tangible equity	350,640	321,304	300,424	391,488	303,589
Common shares outstanding	26,629,360	26,586,953	26,567,653	26,560,889	26,547,073

Tangible book value at year end	$13.17	$12.09	$11.31	$14.74	$11.44

Return on average tangible equity:
Net income	$43,809	$35,611	$23,933	$38,117	$44,669
Plus: amortization of intangibles, net of tax	1,566	1,774	2,022	2,477	1,615

Net income before amortization of intangibles	45,375	37,385	25,955	40,594	46,284
Average total shareholder’s equity	625,061	605,742	641,537	594,001	420,232
Less: average goodwill and other intangibles	(284,304)	(286,875)	(283,963)	(271,396)	(155,511)

Average tangible equity	340,757	318,867	357,574	322,605	264,721

Return on average tangible equity	13.32%	11.72%	7.26%	12.58%	17.48%

Return on average tangible assets:
Net income	$43,809	$35,611	$23,933	$38,117	$44,669
Plus: amortization of intangibles, net of tax	1,566	1,774	2,022	2,477	1,615

Net income before amortization of intangibles	45,375	37,385	25,955	40,594	46,284
Average total assets	5,440,243	5,416,470	5,566,183	5,224,442	4,100,797
Less: average goodwill and other intangibles	(284,304)	(286,875)	(283,963)	(271,396)	(155,511)

Average tangible assets	5,155,939	5,129,595	5,282,220	4,953,046	3,945,286

Return on average tangible assets	0.88%	0.73%	0.49%	0.82%	1.17%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 and documents subsequently filed by WesBanco with the SEC which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or a troubled debt restructuring (“TDR”) are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of qualitative factors as discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade using a migration analysis that categorizes each charged off loan based on its risk grade twelve months prior to the charge-off. Historical loss rates for residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each of those categories of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that historical loss rates for the most recent twelve month period are generally the most indicative of probable losses in the portfolio. However, management calculates annualized historical loss rates for multiple periods ranging from the most recent three months to the last five years and periodically evaluates the loss rates for each of the periods to assess trends in loss rates over time. In the event that loss rates for a period other than the most recent twelve months is considered more appropriate due to observable data, the loss rates used in the determination of the allowance for credit losses is adjusted.

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

Securities Valuation—An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. If WesBanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statement of Income. If WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if the impairment is other-than-temporary due to credit impairment. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the extent and duration of the decline in fair value, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If the impairment is to be considered temporary, the impairment is recognized in other comprehensive income in the Consolidated Balance

Sheet. If the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and non-credit portions. The credit portion is recognized in the Consolidated Statement of Income. The non-credit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security and is recognized in other comprehensive income.

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. At December 31, 2011, the carrying value of goodwill and other intangible assets was approximately $274.1 million and $9.1 million, respectively, which represents approximately 43.2% and 1.4% of total shareholders’ equity, respectively. At December 31, 2011, WesBanco had two reporting units, community banking and insurance services, with goodwill balances of $272.6 million and $1.5 million, respectively.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated useful lives, ranging from ten to sixteen years.

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

WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. Negative trends in economic growth and challenges specific to the banking industry in recent years have resulted in fewer comparable acquisitions of healthy banks and has depressed average transaction multiples. As a result, more reliance has been placed on the discounted cash flow model. The discounted cash flow model includes various estimates including assumptions regarding an investors’ required rate of return on WesBanco common stock, future loan loss provisions, future net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. As the volume and level of activity of mergers and acquisitions of healthy banks increase, more reliance may be placed on market-based methods such as price paid to tangible book value and earnings, and less reliance may be placed on discounted cash flow projections.

WesBanco’s internal evaluation concluded that goodwill was not impaired as of November 30, 2011 for both reporting units. Based on the evaluation as of November 30, 2011, management believes that the fair value of the community banking reporting unit could decline by approximately 33% before further analysis of goodwill for impairment would be required.

As of December 31, 2011, there were no significant changes in market conditions, WesBanco operating results, or forecasted future results from November 30, 2011, the date of the most recent goodwill impairment evaluation. Therefore, WesBanco has concluded that goodwill is not impaired as of December 31, 2011.

Intangible assets with finite useful lives (primarily core deposit and customer list intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Intangible assets with finite useful lives at December 31, 2011 are comprised of $8.6 million in core deposit intangibles held at the Bank and customer list intangibles of $0.4 million and $0.1 million held at WesBanco Securities and Insurance Services, respectively. At December 31, 2011 there were no indicators of impairment related to intangible assets with finite useful lives.

EXECUTIVE OVERVIEW

Financial performance improved in 2011 for the second year as WesBanco continued to strengthen after the recession. Net income increased 23.0%, in spite of the continuation of a challenging economic environment of high unemployment, depressed housing prices and low interest rates. Improvement in net interest income and a lower provision for credit losses combined to provide the improved results, while non-interest income and expense both improved slightly in 2011. Somewhat offsetting this improvement was an increase in the provision for income taxes due to higher pre-tax income. Return on average tangible assets(1) increased to 0.88% from 0.73% in 2010, return on average tangible equity(1) was 13.32% compared to 11.72% in the prior year, and the efficiency ratio improved to 59.50% in 2011 from 60.89% in the prior year. WesBanco increased its quarterly dividend to $0.15 per share in February and to $0.16 per share in August, representing a cumulative 14.3% increase over the prior year rate.

Net interest income increased through disciplined pricing of rates for lending and for deposits, through balance sheet management strategies to minimize risk and reduce higher cost interest bearing liabilities, primarily certain certificates of deposit and borrowings, and due to the benefits of reduced interest expense from the lower interest rate environment. Although interest rates again remained low throughout the year, which limited the opportunity for acquiring reasonably priced loans and investments, new and repriced deposits were also significantly less expensive. Lower cost deposits combined with the maturity of higher cost FHLB borrowings significantly reduced interest expense to a greater extent than reductions in interest income, resulting in the 2.0% increase in net interest income. Liquidity provided by increases in low cost deposits was used to avoid replacement of the maturing higher-cost borrowings. As a result, FHLB borrowings decreased by 33.7% in 2011 from December 31, 2010.

Loan quality continued to improve this year which resulted in a significant decline in the 2011 provision for credit losses, which decreased 20.8% compared to 2010. Charge-offs decreased 2.3% during the year, and non-performing assets decreased by 13.8%, including a 9.8% decrease in non-performing loans, from December 31, 2010 to the end of 2011. Criticized and classified loans decreased 19.4% and loans past due 30 days or more and accruing interest decreased 22.9% in 2011. These achievements were the result of initiatives to continue to improve lending practices, loan monitoring, workout strategies, and loss recovery programs, as well as from the sale of similar sized portfolios of non-performing loans in both 2011 and 2010.

Continued increases in trust fees and electronic banking fees, and a significant reduction in losses on other real estate reflecting prior year write-downs on a specific owned hotel property, contributed to non-interest income in 2011. These increases were partially offset by decreases in service charges on deposits due to regulatory changes in 2010 and reduced net securities gains, which provided an overall stable total non-interest income for 2011 compared to 2010. Non-interest expense decreased $0.9 million in 2011. Lower insurance rates from a new calculation by the FDIC, effective in April 2011, and the benefit of a continued organization-wide effort to reduce expense in many categories, more then covered increased salaries and wages from normal annual increases in compensation and increased marketing costs to implement various deposit, wealth management and retail loan campaigns.

Portfolio loan production increased significantly in 2011 with new loan volume at the highest level in the last five years. Categories with increases in loan production included commercial, commercial real estate and consumer loans. In addition, the Bank began retaining more residential real estate loans in the portfolio during the year, rather than selling them to the secondary market. However, total portfolio loans decreased slightly in

2011 primarily due to the third quarter non-performing loan sale of $17.2 million in commercial loan book value, payoffs of performing commercial real estate loans that were refinanced in the secondary market or as a result of borrowers selling properties, and pay-downs on commercial lines of credit driven by the low interest rate environment and steep competition for quality credits.

In 2011, WesBanco continued to strengthen its regulatory capital ratios with Tier 1 leverage at 8.71%, Tier 1 risk-based capital at 12.68%, and total risk-based capital at 13.93%, all of which improved in each of the last nine consecutive quarters. Both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators. Total tangible equity to tangible assets(1) was 6.68% at December 31, 2011, a 35 basis point increase from 6.33% at December 31, 2010, primarily due to a $26.9 million increase in shareholders’ equity. The increase in shareholders’ equity was due to improved operating results net of dividends declared.

(1)	See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for 2011 increased 23.0% to $43.8 million from $35.6 million for 2010, while diluted earnings per common share were $1.65, compared to $1.34 per common share for the prior year. The growth in net income was achieved through a 20.8% lower provision for credit losses, a 2.0% improvement in net interest income, higher revenues from trust and electronic banking fees totaling $2.9 million, reduced losses on other real estate owned of $2.8 million, lower FDIC insurance costs from a 2011 revised assessment calculation, and continued cost control throughout the organization resulting in lower expenses in many categories. These improvements were somewhat offset by lower service charges on deposits, reduced net securities gains and increased salaries and wages expenses primarily through normal annual increases.

Net interest income increased $3.3 million or 2.0% in 2011 compared to 2010 due to increases in the net interest margin on relatively flat average earning assets. The margin improvement resulted from WesBanco’s disciplined pricing of loans and deposits and significant improvements in the funding mix through increases in lower cost deposit categories and decreases in higher cost CDs and FHLB borrowings. The net interest margin increased 6 basis points in 2011 to 3.66%, compared to the prior year, due to decreases in the average rates on interest bearing liabilities, while rates on earning assets declined at a slower pace. The average rate on interest bearing liabilities decreased by 35 basis points in 2011, while the rate on earning assets declined by 27 basis points. Rates earned on the securities and loan portfolios have declined through reinvestment at current lower interest rates, with competitive pressures resulting in decreasing rates on high quality loans. The improvement in the cost of funds for the year was due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products including checking, money market and savings accounts, and lower balances of higher-cost FHLB borrowings. Average total deposits increased 3.5% in 2011 compared to 2010. The average balance for FHLB borrowings, which have the highest average interest cost at 3.42% representing 13.1% of interest expense, decreased 41.4% in 2011 through scheduled maturities. The FHLB maturities were funded primarily by the increase in deposits. Improvements in the mix of deposit accounts also contributed to the improved cost of funds, with average CDs decreasing to 38.4% of total average deposits from 42.6% in 2010, while total transaction account types increased to 61.6% of total deposits.

For 2011, the provision for credit losses decreased $9.3 million compared to 2010. Net charge-offs decreased $1.0 million, while classified and criticized loans decreased $62.0 million or 19.4% compared to December 31, 2010, of which $17.2 million was attributable to the sale of non-performing loans in the third quarter with the remainder of the decrease resulting from improvements in credit quality, principal reductions or other orderly exits of certain loans, and other charge-offs. Loans past due 30 days or more and accruing interest at December 31, 2011 decreased 22.9% compared to December 31, 2010. Total non-performing loans at December 31, 2011 decreased $9.4 million or 9.8% from December 31, 2010, primarily due to the loan sale. The allowance for loan losses decreased by 10.2% compared to December 31, 2010 due primarily to the reduction in classified and criticized loans, lower delinquency, and the elimination of reserves attributable to loans that were charged-off during the year, including loans that were sold in the third quarter. The allowance for loan losses was 1.69% of total loans at December 31, 2011, compared to 1.86% at December 31, 2010.

Non-interest income increased $0.3 million or 0.5% for the year ended December 31, 2011, primarily due to $1.6 million increase in electronic banking fees due to increased transaction volume, a $1.3 million or 8.5% increase in trust fees through new business and fee increases, and a decrease in losses on other real estate owned of $2.8 million. These improvements were partially offset by a $2.4 million decrease in net securities gains, and a decrease in service charges on deposits of $2.0 million due to regulatory changes effective in the third quarter of last year. Service charges on deposits stabilized in the second half of 2011 compared to both the second half of 2010 and the first six months of 2011. Non-interest expense decreased $0.9 million or 0.6% for 2011 compared to 2010. FDIC insurance decreased $1.9 million due to a new calculation by the FDIC effective in 2011, and equipment expense decreased $1.2 million due to lower service agreement and depreciation expense. These decreases were partially offset by a $1.6 million or 2.9% increase in salaries and wages due to routine annual adjustments to compensation, and a $1.0 million increase in marketing, primarily from customer incentives that were part of promotions focused on growing demand deposits and home equity loans. WesBanco’s efficiency ratio was 59.5% for 2011, down from 60.9% for 2010.

The provision for income taxes increased $5.5 million due to the significant increase in pre-tax income and an effective tax rate in 2011 of 18.3% compared to 10.9% in 2010. The higher effective rate was due primarily to a lower percentage of tax-exempt income to total income due to the increase in pre-tax income.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Net interest income	$169,365	$166,092	$158,372
Taxable-equivalent adjustments to net interest income	6,520	6,142	7,544

Net interest income, fully taxable-equivalent	$175,885	$172,234	$165,916

Net interest spread, non-taxable-equivalent	3.34%	3.27%	2.93%
Benefit of net non-interest bearing liabilities	0.18%	0.20%	0.28%

Net interest margin	3.52%	3.47%	3.21%
Taxable-equivalent adjustment	0.14%	0.13%	0.15%

Net interest margin, fully taxable-equivalent	3.66%	3.60%	3.36%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income increased $3.3 million or 2.0% in 2011 compared to 2010 due to increases in the net interest margin on relatively flat average earning assets. The margin improvement resulted from WesBanco’s disciplined pricing of loans and deposits and significant improvements in the funding mix through increases in lower cost deposit categories and decreases in higher cost CDs and FHLB borrowings. In addition, interest income from the investment portfolio has increased by 2.9% in 2011 due to a 15.0% increase in average outstanding balances partially offset by a decrease in the average rates earned as market rates decreased. The net interest margin increased 6 basis points in 2011 to 3.66%, compared to the prior year due to decreases in the average rates on interest bearing liabilities, while rates on earning assets declined at a slower pace. Lower rates on new deposits, maturities of higher rate certificates of deposit, and an increase in lower-cost transaction account deposits all contributed to the improvement in the cost of funds. In addition, the average balance in 2011 for FHLB borrowings, which have the highest average interest cost at 3.42% representing 13.1% of interest expense, decreased by $148.5 million or 41.4% from 2010 through planned reductions utilizing the liquidity obtained through increased deposits. The margin has also benefited from a 13.7% increase in average non-interest bearing deposit balances in 2011 as a result of marketing campaigns, customer incentives, additional wealth management deposits, and treasury management and other business banking initiatives for commercial customers. However, the low interest rate environment has reduced the opportunities to improve the net interest margin.

Interest income decreased $12.4 million or 5.2% in 2011 compared to 2010 due to lower yields while average earning assets increased only 0.5%. The yield on total average earning assets decreased 27 basis points to 4.80% in 2011 from 5.07% in 2010. Rates decreased on all earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout the last three years. In addition, the mix of earning assets invested in lower-yielding securities increased, compared to typically higher-yielding loans. Average loans decreased $129.0 million in 2011, primarily due to payoffs and workouts of commercial real estate loans, while total average securities increased $192.4 million for the year, resulting in higher-yielding average loans comprising 67.7% of earning assets in 2011 compared to 70.8% in 2010. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 19 basis points in 2011. In addition, proceeds from loan maturities, payoffs and principal reductions, have been reinvested at lower yields, thus reducing the overall yield of earning assets. Securities yields decreased 41 basis points in 2011, primarily due to the reinvestment of funds from investment maturities and calls, and from loan prepayments, at current lower available interest rates. Taxable securities yields decreased 42 basis points while tax-exempt securities yields declined only 26 basis points due to the longer average life of tax-exempts. In addition, rate spread opportunities were available in taxable mortgage-backed and collateralized mortgage securities, offsetting significant calls of other government agencies and resulting in an increase in average taxable securities for the year.

Average loan balance decreases were primarily due to payoffs of performing commercial real estate loans that were refinanced in the secondary market or as a result of bank sales or charge-offs of non-performing loans, borrowers selling properties, and pay-downs on commercial lines of credit. Partially offsetting these reductions, portfolio loan production increased significantly in 2011 with new loan volume at the highest level in the last five years. Categories with increases in loan production included commercial, commercial real estate and personal loans. In addition, the Bank began retaining more residential mortgage loans in the portfolio during the year, rather than selling them to the secondary market. As a result, excluding the effect of the loan sale in the third quarter of 2011, period end portfolio loans decreased only 1.0% for the year.

In 2011 interest expense decreased $15.6 million or 22.2% compared to 2010 due to decreases in rates paid, decreases in average interest bearing liability balances, and a change in the liability mix towards less expensive sources of funding. The average rate paid on interest bearing liabilities decreased 35 basis points to 1.32% in 2011, while interest bearing liabilities decreased 1.7%. Rates paid on deposits declined by 29 basis points due to declines in rates paid in all deposit categories. These declines were due to management reducing offered interest rates in all categories, including maturing and new CDs, to realize a lower cost of funds during a period of declining loan yields. Improvements in the deposit funding mix also lower the cost of funds, with average CDs decreasing to 38.4% of total average deposits from 42.6% in 2010, while all other account types increased to 61.6%. The overall reduction in average interest bearing liabilities is primarily due to the decrease in FHLB borrowings, partially offset by increases in average interest bearing deposits of $68.1 million or 1.9% in 2011 compared to 2010. In addition, average non-interest bearing demand deposits increased by $77.1 million. Balance sheet liquidity from the deposit increases was used to pay down higher-cost maturing FHLB borrowings, significantly contributing to the reduced cost of funds. FHLB borrowings were 5.1% of average interest bearing liabilities in 2011 compared to 8.5% in 2010. Average deposits increased significantly in every product category other than CDs, including lower cost checking, money market and savings accounts, even as offered rates were reduced. CDs decreased by $118.1 million due to reductions in rate offerings, a focus on customers with multiple banking relationships as opposed to single service CD customers and customer demand for other shorter-term deposit products.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2011			2010			2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Due from banks-interest bearing	$48,723	$101	0.21%	$82,380	$198	0.24%	$44,565	$87	0.19%
Loans, net of unearned income (1)	3,256,887	175,818	5.40%	3,385,928	189,380	5.59%	3,547,122	204,317	5.76%
Securities: (2)
Taxable	1,179,458	36,034	3.06%	1,015,643	35,375	3.48%	991,434	38,651	3.90%
Tax-exempt (3)	299,357	18,629	6.22%	270,759	17,550	6.48%	326,735	21,554	6.60%

Total securities	1,478,815	54,663	3.70%	1,286,402	52,925	4.11%	1,318,169	60,205	4.57%
Federal funds sold	—	—	—	—	—	—	2,060	5	0.24%
Other earning assets	25,030	105	0.42%	29,838	167	0.56%	31,849	294	0.92%

Total earning assets (3)	4,809,455	230,687	4.80%	4,784,548	242,670	5.07%	4,943,765	264,908	5.36%

Other assets	630,788			631,922			622,418

Total Assets	$5,440,243			$5,416,470			$5,566,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$528,109	$1,814	0.34%	$474,979	$2,561	0.54%	$455,151	$2,921	0.64%
Money market accounts	892,493	5,148	0.58%	817,272	7,529	0.92%	629,520	6,687	1.06%
Savings deposits	570,093	1,505	0.26%	512,289	2,242	0.44%	470,737	2,385	0.51%
Certificates of deposit	1,636,753	31,054	1.90%	1,754,805	36,817	2.10%	1,887,051	52,827	2.80%

Total interest bearing deposits	3,627,448	39,521	1.09%	3,559,345	49,149	1.38%	3,442,459	64,820	1.88%
Federal Home Loan Bank borrowings	210,506	7,199	3.42%	359,010	12,721	3.54%	570,008	21,849	3.83%
Other borrowings	194,768	4,823	2.48%	183,542	4,774	2.60%	224,649	6,971	3.10%
Junior subordinated debt	106,050	3,259	3.07%	109,552	3,792	3.46%	111,152	5,352	4.82%

Total interest bearing liabilities	4,138,772	54,802	1.32%	4,211,449	70,436	1.67%	4,348,268	98,992	2.28%
Non-interest bearing demand deposits	639,837			562,763			524,167
Other liabilities	36,573			36,516			52,211
Shareholders’ equity	625,061			605,742			641,537

Total Liabilities and Shareholders’ Equity	$5,440,243			$5,416,470			$5,566,183

Net interest spread			3.48%			3.40%			3.08%
Taxable equivalent net interest margin (3)		$175,885	3.66%		$172,234	3.60%		$165,916	3.36%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $4.3 million, $4.2 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2011 Compared to 2010			2010 Compared to 2009
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$(72)	$(25)	$(97)	$86	$25	$111
Loans, net of unearned income	(7,086)	(6,476)	(13,562)	(9,121)	(5,816)	(14,937)
Taxable securities	5,308	(4,649)	659	925	(4,201)	(3,276)
Tax-exempt securities (2)	1,801	(721)	1,080	(3,634)	(370)	(4,004)
Federal funds sold	—	—	—	(3)	(2)	(5)
Other earning assets	(24)	(38)	(62)	(18)	(109)	(127)

Total interest income change (2)	(73)	(11,909)	(11,982)	(11,765)	(10,473)	(22,238)

Increase (decrease) in interest expense:
Interest bearing demand deposits	262	(1,009)	(747)	123	(483)	(360)
Money market	642	(3,023)	(2,381)	1,811	(969)	842
Savings deposits	231	(968)	(737)	199	(342)	(143)
Certificates of deposit	(2,379)	(3,384)	(5,763)	(3,499)	(12,511)	(16,010)
Federal Home Loan Bank borrowings	(5,093)	(429)	(5,522)	(7,580)	(1,548)	(9,128)
Other borrowings	284	(235)	49	(1,166)	(1,031)	(2,197)
Junior subordinated debt	(118)	(415)	(533)	(76)	(1,484)	(1,560)

Total interest expense change	(6,171)	(9,463)	(15,634)	(10,188)	(18,368)	(28,556)

Net interest income increase (decrease) (2)	$6,098	$(2,446)	$3,652	$(1,577)	$7,895	$6,318

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses for the year ended December 31, 2011 decreased $9.3 million or 20.8% to $35.3 million compared to $44.6 million for the year ended December 31, 2010. Although declining, the provision remains elevated compared to previous historical levels due to the ongoing impact of the weakened economy and resulting recognition of charge-offs on all categories of the portfolio. The decrease in the provision for 2011 compared to 2010 reflects a reduction in non-performing, past due, classified and criticized loans, lower unemployment in the Bank’s markets, a 15% reduction in the historical loss rate for commercial real estate loans other than land and construction, and a moderate decline in the historical loss rate for residential real estate, home equity and consumer loans. The provision for 2011 and 2010 includes $5.5 million and $6.6 million, respectively to charge-down certain non-performing loans that were sold in each year, less previously recorded reserves against those loans. The provision for 2011 was $7.2 million less than net charge-offs for the year due to the recognition of losses in the current year that were provided for in prior years. The provision exceeded net charge-offs by approximately $11 million in both 2008 and 2009 due to observable data during those years that indicated a higher level of probable losses than the amount of net charge-offs in those years. The provision approximated net charge-offs in 2010 as economic conditions were somewhat more stable than the two prior years. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2011	2010
Trust fees	$17,173	$15,835	$1,338	8.4%
Service charges on deposits	18,629	20,645	(2,016)	(9.8)%
Electronic banking fees	10,088	8,482	1,606	18.9%
Net securities brokerage revenue	4,413	4,563	(150)	(3.3)%
Bank-owned life insurance	3,566	4,505	(939)	(20.8)%
Net gains on sales of mortgage loans	1,977	2,885	(908)	(31.5)%
Net securities gains	963	3,362	(2,399)	(71.4)%
Net losses on other real estate owned and other assets	(1,290)	(4,128)	2,838	68.8%

Other income:
Net insurance services revenue	2,442	2,352	90	3.8%
Other	1,927	1,098	829	75.5%

Total non-interest income	$59,888	$59,599	$289	0.5%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income for the year ended December 31, 2011 increased $0.3 million or 0.5% compared to 2010. The increase was primarily due to a $1.6 million increase in electronic banking fees due to increased transaction volume, a $1.3 million increase in trust fees through new business and fee increases, increases in miscellaneous fees and insurance services revenue included in other income, and a decrease in losses on other real estate owned of $2.8 million. These improvements were partially offset by a $2.4 million decrease in net securities gains, a $0.9 million decrease in bank-owned life insurance due to a benefit claim recognized in 2010, and a decrease in service charges on deposits of $2.0 million due to regulatory changes effective in late 2010. Also for the year, net gains on sale of mortgage loans decreased $0.9 million as more loans with terms of 15 years and less were being retained in 2011.

Trust fees improved 8.4% compared to 2010, due to new business and the implementation of a fee increase in October of 2010. Higher average trust assets during 2011 also contributed to the improved fees as the market value of trust assets increased to $3.0 billion as of December 31, 2011. At December 31, 2011, trust assets include managed assets of $2.4 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $748.0 million as of December 31, 2011 and are included in trust managed assets.

Electronic banking fees, which include debit card interchange fees, increased $1.6 million compared to 2010, due to a higher volume of debit card transactions during the period which have continued to grow as customers move more towards electronic transactions from checks and other forms of payment. Marketing campaigns aimed at rewarding customers for debit card transactions have also increased electronic transactions. Regulatory changes, which became effective October 1, 2011 for issuers with more than $10 billion in assets, place a cap on debit card interchange fees. WesBanco anticipates some market-related long-term impact on its electronic banking fees in the future from these changes even though it is not directly subject to the new regulations.

Service charges on deposits, which are primarily customer overdraft fees, were 9.8% lower in 2011 compared to 2010 due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt-in for overdraft coverage of certain types of electronic banking activities. Preceding the

August 15, 2010 implementation of the new rules on existing accounts, WesBanco experienced lower daily and monthly overdraft usage patterns as average retail demand deposit balances were higher. While an overwhelming majority of WesBanco’s heaviest overdraft users have opted-in to continue such coverage, low response rates from infrequent users may have some impact on our ability to earn associated fees, as does continuing higher average customer deposit account balances. Service charges on deposits were relatively unchanged in the second half of 2011 compared to the same period in 2010 as the regulatory changes went into effect in the third quarter of 2010.

Net losses on the sale of other real estate owned and other assets decreased by $2.8 million for the year compared to 2010 due to ongoing property liquidation efforts and a prior year loss taken on a large hospitality-owned property. As a result, real estate owned balances have been reduced by more than 50% over the last year.

Gains on the sale of mortgage loans decreased by 31.5% for the year compared to the same period in 2010 primarily from a strategic effort initiated early in 2011 to retain more residential mortgage loans, with terms of 15 years or less, in the portfolio instead of selling most of these originations to the secondary market.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2011	2010
Salaries and wages	$56,045	$54,452	$1,593	2.9%
Employee benefits	17,949	18,315	(366)	(2.0)%
Net occupancy	11,255	10,728	527	4.9%
Equipment	8,745	9,914	(1,169)	(11.8)%
Marketing	5,142	4,187	955	22.8%
FDIC Insurance	4,768	6,681	(1,913)	(28.6)%
Amortization of intangible assets	2,410	2,729	(319)	(11.7)%

Other operating expenses:
Miscellaneous, franchise, and other taxes	5,334	5,784	(450)	(7.8)%
Postage	3,201	3,516	(315)	(9.0)%
Consulting, regulatory, accounting and advisory fees	3,599	3,423	176	5.1%
Other real estate owned and foreclosure expenses	3,188	3,262	(74)	(2.3)%
Legal fees	2,888	2,749	139	5.1%
Communications	2,600	2,731	(131)	(4.8)%
ATM and interchange expenses	2,921	2,669	252	9.4%
Supplies	2,440	2,402	38	1.6%
Other	7,810	7,610	200	2.6%

Total other operating expenses	33,981	34,146	(165)	(0.5)%

Total non-interest expense	$140,295	$141,152	$(857)	(0.6)%

Non-interest expense decreased $0.9 million or 0.6% for 2011 compared to 2010 primarily due to lower FDIC insurance, equipment and employee benefit expenses. FDIC insurance decreased $1.9 million due to a new calculation and lower overall rate imposed by the FDIC effective in 2011 and equipment expense decreased $1.2 million due to lower service agreement and depreciation expense, while employee benefits decreased $0.4 million due to lower healthcare expenses. These decreases were partially offset by a $1.6 million or 2.9% increase in salaries and wages due to routine annual adjustments to compensation, and a $1.0 million increase in marketing. WesBanco’s efficiency ratio improved to 59.5% for 2011, down from 60.9% for 2010. Non-interest expense decreased in each of the last two consecutive years, resulting from effective cost saving strategies.

Salaries and wages increased 2.9% for the year ended December 31, 2011 compared to 2010, primarily due to regular employee compensation increases and higher incentive compensation accruals. Full-time equivalent employees declined slightly from 1,377 at December 31, 2010 to 1,368 at December 31, 2011. Employee benefits decreased 2.0% primarily due to lower employee health care costs and pension expense.

Marketing expenses increased $1.0 million for the year compared to 2010 primarily due to increased customer cash incentives and free checking promotions focused on growing home equity loans, demand deposits and increased debit card usage throughout the year.

Net occupancy for the year increased due to higher depreciation. Equipment declined primarily from depreciation decreases combined with a decline in service agreement expenses.

Miscellaneous taxes decreased 7.8% primarily due to a 7 basis point decrease in West Virginia franchise tax rates in 2011 compared to 2010 and certain filed return adjustments during the year.

Postage decreased 9.0% primarily due to successful marketing campaigns aimed at promoting our online and mobile banking services and electronic bank statements.

ATM and interchange expenses, which include debit card processing fees, increased $0.3 million or 9.4% compared to 2010, due to a higher volume of debit card transactions during the period which have continued to grow as customers move more towards electronic transactions from checks and other forms of payment.

INCOME TAXES

The provision for federal and state income taxes increased to $9.8 million in 2011 compared to 2010. The increase in income tax expense was due to a $13.7 million increase in pre-tax income, and a higher effective tax rate of 18.3% compared to 10.9% for 2010, partially offset by a $0.2 million reduction in income expense related to the elimination of an uncertain tax position in 2011 and certain 2009 filed return adjustments that increased 2010 income tax expense by $0.1 million. The increase in the effective tax rate was due primarily to higher pre-tax income resulting in a lower percentage of tax-exempt income to total income.

FINANCIAL CONDITION

Total assets increased 3.3% in 2011, while total deposits and shareholders’ equity increased 5.3% and 4.4%, respectively, compared to December 31, 2010. Total borrowings decreased 13.9% in 2011. The increase in total assets was primarily the result of a $183.1 million or 12.8% increase in investment securities, which was funded by the increase in deposits. Portfolio loans decreased $49.3 million or 1.5% in 2011 primarily as a result of the sale or charge-off of certain non-performing loans, payoffs of performing commercial real estate loans that were refinanced in the secondary market or as a result of borrowers selling properties, and pay-downs on commercial lines of credit. The increase in deposits resulted from a 19.6% increase in demand deposits, a 12.4% increase in savings deposits and a 6.5% increase in money market deposits, which more than offset the 6.4% decrease in certificates of deposit due to planned reductions through lower offered rates for new and rollover certificates of deposit. The increase in demand, savings and money market deposits are primarily a result of marketing campaigns, customer incentives, additional wealth management deposits, and treasury management and other business banking initiatives for commercial customers. The liquidity provided by the increase in deposits and decrease in the loan portfolio was partially utilized to pay down higher cost FHLB advances by $85.4 million or 33.7% compared to December 31, 2010. Total shareholders’ equity increased by $26.9 million primarily due to net income exceeding dividends paid to common shareholders by $27.3 million for the year, which was partially offset by a $1.0 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted from unrealized losses in the defined pension plan, which were mostly offset by unrealized gains recorded in the available-for-sale securities portfolio. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 6.68% at December 31, 2011 from 6.33% at December 31, 2010, primarily as a result of the increase in shareholders’ equity somewhat offset by an increase in tangible assets. See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2011-2010
(dollars in thousands)	2011	2010 (3)	$ Change	% Change	2009
Available-for-sale (at fair value)
Other government agencies	$198,720	$363,135	$(164,415)	(45.3)%	$190,726
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	588,092	353,345	234,747	66.4%	698,138
Other residential collateralized mortgage obligations	—	—	—	—	2,591
Obligations of states and political subdivisions	180,433	210,808	(30,375)	(14.4)%	363,619
Corporate debt securities	44,066	25,583	18,483	72.2%	2,932

Total debt securities	1,011,311	952,871	58,440	6.1%	1,258,006
Equity securities	5,029	4,610	419	9.1%	3,798

Total available-for-sale securities	$1,016,340	$957,481	$58,859	6.1%	$1,261,804

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	247,938	202,062	45,876	22.7%	—
Other residential collateralized mortgage obligations	783	1,224	(441)	(36.0)%	—
Obligations of states and political subdivisions	342,752	263,973	78,779	29.8%	—
Corporate debt securities	1,452	1,451	1	0.1%	1,450

Total held-to-maturity securities	592,925	468,710	124,215	26.5%	1,450

Total securities	$1,609,265	$1,426,191	$183,074	12.8%	$1,263,254

Available-for-sale securities:
Weighted average yield at the respective year end (2)	2.86%	3.46%			4.57%
As a % of total securities	63.2%	67.1%			99.9%
Weighted average life (in years)	2.8	4.0			3.7

Held-to-maturity securities:
Weighted average yield at the respective year end (2)	4.62%	4.84%			9.71%
As a % of total securities	36.8%	32.9%			0.1%
Weighted average life (in years)	5.3	6.8			20.3

Total securities:
Weighted average yield at the respective year end (2)	3.51%	3.91%			4.58%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	3.7	4.9			3.7

(1)	At December 31, 2011, 2010 and 2009, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
(3)	In April 2010, available-for-sale securities with a fair value of $426.7 million were transferred to the held-to-maturity portfolio.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, increased $183.1 million, or 12.8% from December 31, 2010 to December 31, 2011. The increase in securities in 2011 was funded primarily from increases in deposits. The overall securities increase for the year was primarily due to increases in the mortgage-backed, collateralized mortgages and municipal categories, partially offset by a decrease in government agencies, primarily due to calls. WesBanco does not have any material investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

The investment portfolio’s tax-equivalent yield, combining both the held-to-maturity and available-for-sale portfolios, decreased from 3.91% at December 31, 2010, to 3.51% at December 31, 2011. The decrease in the portfolio yield is directly attributable to the prolonged lower interest rate environment which is affecting the repricing of most fixed income securities. Cash flows from the portfolio due to calls, maturities and prepayments increased in 2011 by 15.6% to $564.7 million, from $488.3 million for 2010. Higher prepayment speeds on mortgage-backed securities in the second half of 2011, coupled with a higher volume of calls on both government agencies and municipal securities in the lower rate environment led to the increased cash flows.

Total gross unrealized securities losses decreased by $11.9 million, from $13.8 million at December 31, 2010 to $1.9 million at December 31, 2011. WesBanco had $192.0 million in investment securities in an unrealized loss position for less than twelve months at December 31, 2011, which was a 63.8% decrease from the $530.8 million for the same category at December 31, 2010. This decrease was due to the lower interest rate environment in 2011. In addition, at December 31, 2011, WesBanco had $15.8 million in investment securities in an unrealized loss position for more than twelve months which was an increase from the $1.0 million for the same category at December 31, 2010, particularly due to increased unrealized losses in corporate debt securities. WesBanco believes that all of the unrealized securities losses at December 31, 2011, were temporary impairment losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information.

Net unrealized pre-tax gains on available-for-sale securities were $18.0 million at December 31, 2011, compared to $7.8 million at December 31, 2010. These net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax gains on the held-to-maturity portfolio, not accounted for in other comprehensive income, increased to $28.5 million at December 31, 2011 from ($2.8) million at December 31, 2010 for similar reasons as those securities accounted for in the available-for-sale category.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax equivalent yields of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2011. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2011
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale (at amortized cost):
Other government agencies	$—	—	$17,516	2.11%	$25,585	1.95%	$154,797	2.44%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	13,065	4.52%	549,403	2.05%	15,735	2.96%	1,227	5.60%
Obligations of states and political subdivisions (3)	5,627	4.71%	51,397	6.16%	69,529	6.10%	45,229	5.40%
Corporate debt securities	5,353	1.18%	32,649	1.63%	2,000	6.00%	5,000	3.62%
Equity securities	—	—	—	—	—	—	4,179	6.53%

Total available-for-sale securities	$24,045	3.82%	$650,965	2.36%	$112,849	4.72%	$210,432	3.21%

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	5,543	4.48%	194,348	3.15%	47,929	3.76%	118	2.55%
Other residential collateralized mortgage obligations (2)	—	—	783	4.58%	—	—	—	—
Obligations of states and political subdivisions (3)	5,183	6.33%	7,406	5.33%	46,446	5.44%	283,717	5.49%
Corporate debt securities	—	—	—	—	—	—	1,452	9.71%

Total held-to-maturity securities	$10,726	5.37%	$202,537	3.24%	$94,375	4.59%	$285,287	5.51%

Total securities	$34,771	4.30%	$853,502	2.56%	$207,224	4.66%	$495,719	4.53%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on current estimated average lives.
(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Cost-method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $21.9 million and $28.0 million at December 31, 2011 and December 31, 2010, respectively, and are included in other assets in the Consolidated Balance Sheets.

On February 22, 2012, the FHLB of Pittsburgh announced that it would pay a dividend on the average capital stock balance held during the three month period ended December 31, 2011 at an annualized rate of 0.10% for the first time since late 2008. They also will continue to partially repurchase certain amounts of excess stock held by member banks. Such repurchase was also suspended in late 2008 and partially restored five quarters ago. However, the FHLB also noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. The FHLB of Pittsburgh stock owned by WesBanco totaling $20.4 million and $25.0 million at December 31, 2011 and 2010, respectively, does not have a readily determinable fair value, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh did not pay a dividend in 2011 and only partially lifted the suspension on the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, announced the payment of a dividend in 2012, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of December 31, 2011, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired. At December 31, 2011, WesBanco held excess capital stock of $5.8 million that remains to be repurchased by the FHLB of Pittsburgh. The FHLB of Pittsburgh stock balance declined from December 31, 2010 to December 31, 2011 due to stock repurchases of $4.6 million.

WesBanco has not recognized any dividend income on FHLB of Pittsburgh stock for the years ended December 31, 2011 or 2010. Additionally, the Bank owned $1.6 million and $2.9 million of FHLB of Cincinnati stock at December 31, 2011 and 2010, respectively, which paid a cash dividend at an annualized rate of 4.25% in 2011 totaling $0.1 million and a cash dividend of $0.2 million in 2010, representing an annualized rate of 4.37%.

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value):
AAA rating	$52,791	9.7%	$44,277	9.4%
AA rating	388,659	71.4%	311,792	66.3%
A rating	64,125	11.7%	55,703	11.8%
Below an A rating (1)	24,351	4.5%	38,321	8.2%
No rating	14,580	2.7%	20,069	4.3%

Total municipal bond portfolio	$544,506	100.0%	$470,162	100.0%

(1)	All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$393,755	72.3%	$346,343	73.7%
Revenue	150,751	27.7%	123,819	26.3%

Total municipal bond portfolio	$544,506	100.0%	$470,162	100.0%

Municipal bond issuer:
State Issued	$60,034	11.0%	$54,101	11.5%
Local Issued	484,472	89.0%	416,061	88.5%

Total municipal bond portfolio	$544,506	100.0%	$470,162	100.0%

The amortized cost of the municipal bond portfolio at December 31, 2011 and 2010 was $514.5 million and $472.2 million, respectively. The municipal bond portfolio is broadly spread across the U.S. with 59% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Illinois, Texas, and West Virginia, respectively.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 16, “Fair Value Measurements” in the Consolidated Financial Statements.

LOANS AND CREDIT RISK

Loans represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income. Business purpose loans consist of commercial real estate (“CRE”) loans and other commercial and industrial (“C&I”) loans that are not secured by real estate. CRE loans are further segmented into land and construction loans, and loans for improved property. Consumer purpose loans consist of residential real estate loans, home equity lines of credit and other consumer loans. Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market, but at times may also include other types of loans. The outstanding balance of each major category of the loan portfolio is summarized in Table 9.

TABLE 9. COMPOSITION OF LOANS (1)

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$175,867	5.4%	$154,841	4.7%	$254,637	7.3%	$230,865	6.4%	$264,560	7.0%
Improved property	1,509,698	46.5%	1,602,408	48.6%	1,525,584	43.8%	1,468,158	40.7%	1,418,115	37.8%

Total commercial real estate	1,685,565	51.9%	1,757,249	53.3%	1,780,221	51.2%	1,699,023	47.1%	1,682,675	44.8%
Commercial and industrial	426,315	13.1%	412,726	12.5%	451,688	13.0%	510,902	14.2%	505,541	13.4%
Residential real estate:
Land and construction	9,654	0.3%	7,714	0.2%	8,787	0.3%	15,896	0.4%	26,102	0.7%
Other	611,729	18.9%	600,979	18.2%	699,610	20.1%	841,103	23.3%	949,049	25.2%
Home equity	251,785	7.8%	249,423	7.6%	239,784	6.9%	217,436	6.0%	193,209	5.1%
Consumer	254,320	7.8%	260,585	8.3%	290,856	8.3%	319,949	8.9%	363,973	9.7%

Total portfolio loans	3,239,368	99.8%	3,288,676	99.7%	3,470,946	99.7%	3,604,309	99.9%	3,720,549	98.9%
Loans held for sale	6,084	0.2%	10,800	0.3%	9,441	0.3%	3,874	0.1%	39,717	1.1%

Total loans	$3,245,452	100.0%	$3,299,476	100.0%	$3,480,387	100.0%	$3,608,183	100.0%	$3,760,266	100.0%

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs.

Total portfolio loans decreased $49 million or 1.5% between December 31, 2010 and December 31, 2011. The Bank experienced significant new loan volume in business loans in 2011; however, this activity was more than offset by unscheduled payoffs, primarily of CRE loans and a reduction in consumer loan demand. Loan growth was also tempered by management’s continued focus on obtaining appropriate interest rates and spreads.

Total CRE loans, which represent over half of the portfolio, decreased $72 million or 4.1% between December 31, 2010 and December 31, 2011. The composition of CRE loans also changed during 2011 as land and construction loans increased $21 million or 13.6% while improved property loans decreased $93 million or 5.8%.

The increase in land and construction loans resulted primarily from new construction of multi-family apartments and other commercial buildings, offset by a $6 million or 17.9% decrease in residential housing development loans and approximately $14 million of loans reclassified during the year to the improved property category upon completion of projects that were started in prior years.

While improved property loans benefited from the reclassification of completed construction projects and a rebound in origination of new loans to purchase or refinance existing properties during 2011 compared to 2010, the decrease in this category is the result of unscheduled payoffs of loans by borrowers who sold properties during the year, a sale of non-performing loans, and a resurgence of refinancing of loans by non-bank lenders offering non-recourse loans at long term fixed rates of interest.

C&I loans increased $14 million or 3.3% as loan demand improved and the Bank focused business development efforts on increasing this category of loans to obtain more diversification in the business loan portfolio.

Residential land and construction loans are not material in relation to total residential real estate loans, but also increased $2 million or 25.1% due to a moderate uptick in new housing starts in some markets. Residential real estate loans other than land and construction increased $11 million or 1.8%. This increase followed four consecutive years of decreases in this category and was primarily due to management’s decision to retain new 15 year fixed rate loans in the portfolio compared to an intentional reduction in such loans in prior years. Accordingly, loans held for sale, although not material in amount, decreased $5 million or 43.7%.

Home equity lines of credit increased $2 million or 0.9% despite declining home values and stricter underwriting standards with growth coming from markets where the Bank does not already have significant market share due to successful marketing campaigns to attract new customers.

Consumer loans decreased $6 million or 2.4% primarily due to reduced demand as consumers continued to deleverage, as well as stricter underwriting standards for certain types of consumer loans.

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

TABLE 10. COMPOSITION OF LOAN COMMITMENTS

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$122,946	14.5%	$61,014	8.8%	$77,169	10.3%	$117,569	15.3%	$119,802	16.1%
Improved property	102,677	12.1%	72,907	10.5%	109,900	14.7%	74,465	9.7%	90,991	12.2%

Total commercial real estate	225,623	26.6%	133,921	19.3%	187,069	25.0%	192,034	24.9%	210,793	28.3%
Commercial and industrial	297,203	35.1%	252,522	36.5%	255,469	34.1%	281,013	36.5%	266,286	35.9%
Residential construction	11,072	1.3%	6,740	1.0%	3,015	0.4%	5,473	0.7%	7,116	1.0%
Home equity	209,769	24.8%	200,310	28.9%	195,943	26.1%	193,038	25.1%	177,462	23.9%
Consumer	15,358	1.8%	14,894	2.2%	21,222	2.8%	21,416	2.8%	22,990	3.1%
Deposit overdraft limits	85,981	10.1%	81,142	11.7%	81,125	10.8%	74,582	9.7%	52,947	7.1%

Total portfolio commitments	845,006	99.7%	689,529	99.6%	743,843	99.2%	767,556	99.6%	737,594	99.3%
Loans held for sale	2,415	0.3%	2,945	0.4%	5,882	0.8%	2,704	0.4%	4,874	0.7%

Total loan commitments	$847,421	100.0%	$692,474	100.0%	$749,725	100.0%	$770,260	100.0%	$742,468	100.0%

Letters of credit included above	$37,719	4.4%	$35,794	5.2%	$34,488	4.6%	$36,793	4.8%	$55,116	7.4%

Total portfolio loan commitments increased $155 million or 22.6% between December 31, 2010 and December 31, 2011 primarily due to the previously discussed increase in commercial real estate construction, an increase in approved commitments for improved property loans near the end of 2011 and increased C&I lending activity. However, all categories of portfolio commitments increased at December 31, 2011 compared to December 31, 2010 as a result of increasing new loan volume in the latter half of 2011.

CRE construction loan commitments are generally available to the borrower for a period of time that is sufficient to complete construction and allow for the sale, lease-up or occupancy of the project upon completion. Therefore, CRE construction loan commitments generally extend beyond one year depending on the scope of the project and the anticipated sale or lease-up period. C&I lines and letters of credit are generally renewable or may be cancelled annually by the Bank but may also be committed for more than one year when appropriate. Owner-occupied residential real estate construction loan commitments are generally available for one year but may extend beyond one year depending on the size of the dwelling. Home equity and other consumer lines of credit are generally available to the borrower beyond one year. All loan commitments are cancelable by the Bank regardless of their duration under certain circumstances.

Overdraft protection limits are established for demand deposit accounts that meet the criteria for eligibility and represent potential loan balances. While these limits generally permit automatic advances when sufficient collected balances are not available, such advances are subject to the Bank’s discretion and may be suspended or cancelled at any time.

Credit Risk—The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal calamities as well as changes in interest rates or the value of collateral. Credit risk is also impacted by a concentration of exposure within a geographic market or to one or more borrowers, industries or collateral types. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers.

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

TABLE 11. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	December 31, 2011
	Commercial Real Estate Land & Construction	Commercial Real Estate Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Total Portfolio Loans
Wheeling, WV MSA (1)	6%	11%	27%	19%	22%	18%	16%
Weirton, WV—Steubenville, OH MSA	2%	4%	9%	3%	5%	5%	5%
Morgantown, WV MSA	5%	6%	8%	7%	7%	4%	6%
Fairmont-Clarksburg, WV MSA	4%	3%	4%	10%	6%	8%	5%
Parkersburg, WV—Marietta, OH MSA	10%	7%	11%	6%	8%	6%	8%
Charleston, WV MSA	1%	3%	4%	4%	4%	3%	3%
West Virginia Other	3%	3%	7%	4%	6%	11%	5%
Columbus, OH MSA	48%	18%	7%	4%	5%	4%	13%
Dayton-Springfield, OH CSA (2)	7%	5%	1%	7%	7%	3%	5%
Cincinnati-Middletown, OH MSA	6%	12%	3%	13%	12%	3%	10%
Southeast, OH Non-MSA	1%	11%	4%	14%	11%	8%	9%
Ohio Other	1%	5%	2%	4%	5%	8%	4%
Pittsburgh, PA MSA-Southwestern PA	2%	10%	12%	2%	2%	5%	7%
Pennsylvania Other	3%	0%	0%	0%	0%	8%	1%
States Adjacent to WV, OH and PA	1%	1%	0%	1%	0%	1%	1%
Outside of Market	0%	1%	1%	2%	0%	5%	2%

Total	100%	100%	100%	100%	100%	100%	100%

(1)	Metropolitan Statistical Area (“MSA”).
(2)	Combined Statistical Area (“CSA”).

Most loans, except for indirect consumer loans originated by automobile and recreational vehicle dealers and other sellers of consumer goods, are originated directly by the Bank. WesBanco may also participate in business purpose loans, including Shared National Credits or purchased pools of residential real estate loans originated by other lending institutions. Shared National Credits are defined as loans in excess of $20 million that are financed by three or more lending institutions. WesBanco conducts its own customary credit evaluation before purchasing or participating in these loans. The risks associated with purchased loans are similar to those originated by the Bank; however, additional risk may arise from limited ability to control actions of the lead, agent or servicing institution.

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio that varies by the type of loan. The Bank’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment, and other factors unique to each loan that may increase or mitigate its risk. Credit bureau scores are also considered when evaluating consumer purpose loans as well as guarantors of business purpose loans. However, the Bank does not periodically update credit bureau scores subsequent to when loans are made to determine changes in credit history.

Most loans, including renewals and extensions thereof, are approved within a framework of individual lending authorities based on the loan amount for consumer purpose loans and the total credit exposure of the borrower for business purpose loans. Business purpose loans with total credit exposure up to $500,000 and all consumer purpose loans are approved by underwriters that are not responsible for business development or loan origination. Business purpose loans to borrowers with total credit exposure in excess of $500,000 minimally require the approval of a senior commercial banking officer, and credit exposures of $1.5 million or more require the approval of a credit officer that is not responsible for business development or loan origination. Credit exposures in excess of $10 million require approval of a credit committee comprised of executive managers, directors or other qualified persons that do not have individual lending authority. Loans of all types that contain one or more exceptions to credit policy may only be approved by designated underwriters, senior business unit managers or credit officers within their respective levels of authority. Underwriters and credit officers do not receive incentive compensation based on loan origination. Senior commercial banking officers receive incentive compensation that is based on multiple factors that include both loan production and credit quality.

Consumer purpose loans are a homogeneous group, generally consisting of standardized products that are smaller in amount and spread over a larger number of individual borrowers. WesBanco does not maintain current information about the industry in which consumer borrowers are employed. While such information is obtained when each loan is underwritten, it often becomes inaccurate with the passage of time or if borrowers change employment during the term of their loans. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any of the Bank’s markets. The Bank generally does not risk grade consumer purpose loans other than as required by the regulatory uniform classification guidelines. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on consumer purpose loans. However the current economic environment has resulted in higher unemployment throughout the Bank’s market which increases the risk in the loan portfolio.

Many smaller business loans have the same risk characteristics as consumer loans; however, business loans can also be significantly larger in amount and contain terms and conditions that are unique to each transaction. The Bank maintains a loan grading system that categorizes business loans according to their level of credit risk. Risk grades are intended to reflect each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business loans are assigned a grade at their inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan. Loans to borrowers with total credit exposure of $1 million or more are generally reviewed at least annually to validate the continued appropriateness of the assigned risk grade. Periodic reviews include evaluating the borrower’s continued capacity to repay, the continued adequacy of collateral, if any, the ability of guarantors to provide a secondary source of repayment, and verification of compliance with applicable loan covenants. To facilitate regular reviews of repayment capacity, borrowers are required to furnish periodic financial statements and other information depending on the size and type of loan, such as accounts receivable aging reports for a revolving line of credit, rent rolls for investment CRE, and project status reports for land development and construction loans. (Please refer to Note 4 of the Financial Statements for a summary of loans by risk grade and a description of each grade.)

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

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency. The Bank also monitors general economic conditions, including employment, housing activity and real estate values in its market. The Bank also periodically evaluates and changes its underwriting standards when warranted based on market conditions, the historical performance of a category of the portfolio, or other external factors. Credit risk is also regularly evaluated for the impact of adverse economic and other events that increase the risk of default and the potential loss in the event of default to understand their impact on the Bank’s earnings and capital. An independent loan review function also performs periodic reviews of the portfolio to assess the adequacy and effectiveness of the Bank’s portfolio monitoring systems, the adequacy of loan documents, and the accuracy and timeliness of risk grades assigned to business loans.

Each type of loan may also entail certain distinct elements of risk that impact the manner in which those loans are underwritten, monitored, and administered. Elements that are distinct to the underwriting of each type of loan are further explained throughout this section of MD&A.

Commercial Real Estate—CRE is divided into two distinct categories. Land and construction consists of loans to finance land for development, investment, or other purposes such as surface parking for a commercial business enterprise, farming or removal of natural resources from the earth; construction of residential dwellings for resale and construction of commercial buildings that may be owner-occupied or investment purposes. Construction and development loans are generally made only when the Bank also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. Improved property loans consists of loans to purchase or refinance owner-occupied and investment properties. Owner-occupied properties consist of loans to borrowers in a diverse range of industries but may include special purpose or single use types of facilities. Investment properties include 1-to-4 family rental units, multi-family apartment buildings, and other facilities that are rented or leased to unrelated parties of the owner.

Construction and development loans require payment of interest only during the construction or development period, with initial terms that can range from six months to up to three years for larger, multiple phase projects such as residential housing developments and large scale commercial projects. Interest rates may be fully floating based on an appropriate index but may also be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction or development period is typically included in total project costs and therefore may be funded by loan advances. In the event a project is not completed within the initial term, the loan is underwritten at maturity but loan interest beyond the initial term must be paid by the borrower and in some instances an interest reserve deposit account is required to be established as a condition of extending the term.

TABLE 12. MATURITIES OF COMMERCIAL REAL ESTATE LAND AND CONSTRUCTION LOANS AND COMMITMENTS

	December 31, 2011
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$20,971	$12,705	$7,660	$41,336
Variable rate loans	27,419	33,951	73,161	134,531

Total commercial real estate land and construction loans	$48,390	$46,656	$80,821	$175,867

Total commercial real estate land and construction loan commitments	$11,097	$37,500	$74,349	$122,946

Improved property loans generally require monthly principal and interest payments based on amortization periods ranging from 10 to 25 years depending on the type, age and condition of the property. However, lines of credit or letters of credit that are secured by real estate require payment of interest only with principal due on demand or at maturity. Loans with amortization periods of more than 20 years typically also have a maturity date or call option of 10 years or less. Lines or letters of credit are typically renewable annually at the Bank’s discretion but may also have terms up to three years. Interest rates on term loans generally are adjustable ranging from one to five years based on an appropriate index of comparable duration. Interest rates on lines of credit are generally fully floating based on an appropriate index.

TABLE 13. MATURITIES OF IMPROVED PROPERTY LOANS AND COMMITMENTS

	December 31, 2011
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$43,611	$83,901	$64,016	$191,528
Variable rate loans	55,028	109,451	1,153,691	1,318,170

Total commercial real estate improved property loans	$98,639	$193,352	$1,217,707	$1,509,698

Total commercial real estate improved property loan commitments	$19,910	$69,959	$12,808	$102,677

The primary factors that are considered in underwriting construction and development loans are the overall viability of each project, the experience and financial capacity of the developer or builder to successfully complete the project, market absorption rates and property values. Construction loans also have the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making construction loans to developers with established reputations who operate in the Bank’s markets and have the necessary capital to absorb unanticipated increases in the cost of a project or longer than anticipated absorption, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Construction and development loans that finance speculative building have inherently higher risk. When appropriate, the Bank may require a specified percentage of a residential development to be pre-sold or a commercial investment property to be pre-leased before construction can begin. Many land development and residential construction projects have experienced decreased absorption of new units compared to original projections for sales at the time the project was undertaken due to the recession and downturn in housing and require repayment periods that are extended beyond their original maturity.

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

Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations of each property prior to the loan being made and, in some instances when the initial term of a loan is being extended. Loan-to-value ratios are generally limited to the maximum loan-to-value ratios prescribed by banking regulations which range from 65% for raw land to 85% for improved commercial property and are based on the lesser of the cost or market value of the property. Regardless of policy or regulatory guidelines lower ratios may be required for certain types of properties or when other factors exist that may increase the potential volatility of the market value of a particular property type such as single or special use properties that cannot be easily converted to other uses. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan-to-value. Owner-occupied CRE loans are often also secured by all other business assets in addition to the real estate.

Regulatory guidelines also limit the aggregate of loans with loan-to-value ratios in excess of the prescribed loan-to-value ratios to 30% of risk-based capital. The aggregate of all CRE loans, which includes unfunded commitments, that exceeded the regulatory ratios approximated $108 million or 23% of risk-based capital at December 31, 2011 and $68 million or 15% of risk-based capital at December 31, 2010. The increase is attributable to commercial construction loans originated in 2011 that exceed the regulatory ratios based on the loan-to-cost of the project. Virtually all of these loans, which approximate $52 million at December 31, 2011, will be within the regulatory ratio for improved property based on their appraised values upon completion of the project.

The current downturn in the real estate market has resulted in declines in property values for many properties. The degree of decline in values varies by geographic market with the most significant declines in the Dayton, Ohio market and parts of the Cincinnati, Ohio market. The exact impact of the decline in collateral values cannot be precisely determined but the portfolio is periodically evaluated using ranges of decline in value to determine the impact on the continued adequacy of the collateral. New appraisals are obtained to more accurately assess the current market value when the primary source of repayment may no longer be adequate to repay the loan under its original terms, there is increased dependence on the value of the collateral, or the loan is being extended beyond its original maturity.

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

TABLE 14. COMPOSITION OF COMMERCIAL REAL ESTATE LOANS BY PROPERTY TYPE OR PROJECT TYPE (1)

	December 31, 2011
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Construction and development:
Land and land development	$67,191	$3,978	$71,169	3.7%	15.6%	$202	$3,791
Residential development	27,148	16,715	43,863	2.3%	9.6%	533	6,426
Commercial construction	81,528	102,253	183,781	9.6%	40.2%	3,126	15,120

Total construction and development	175,867	122,946	298,813	15.6%	65.4%	576	15,120

Residential investment property:
Multi family apartments	208,934	9,023	217,957	11.4%	47.6%	508	10,902
1-to-4 family rentals	121,885	5,368	127,253	6.7%	27.8%	85	1,439
Commercial investment property:
Shopping centers and retail stores	134,081	22,879	156,960	8.2%	34.3%	972	14,300
Office buildings	115,588	2,631	118,219	6.2%	25.8%	600	5,995
Industrial buildings and warehouses	17,882	3,729	21,611	1.1%	4.7%	480	6,862
Hotels and motels	123,126	9,920	133,046	7.0%	29.1%	2,530	11,550
Senior living facilities	20,566	—	20,566	1.1%	4.5%	2,057	6,195
Storage buildings	22,239	300	22,539	1.2%	4.9%	512	3,045
Dormitories	17,332	2	17,334	0.9%	3.8%	1,576	9,740
Other special use facilities	33,848	111	33,959	1.8%	7.4%	197	3,560
Mixed or multiple use facilities	91,247	4,375	95,622	5.0%	20.9%	493	8,468
General use facilities	42,906	7,473	50,379	2.6%	11.0%	168	3,560

Total residential and commercial investment property	949,634	65,811	1,015,445	53.2%	221.8%	327	14,300

Total construction, development and investment property	1,125,501	188,757	1,314,258	68.8%	287.2%	362	15,120

Owner-occupied commercial property:
Retail stores	48,495	1,272	49,767	2.5%	10.9%	325	4,382
Office buildings	75,934	1,583	77,517	4.1%	16.9%	291	5,391
Industrial buildings and warehouses	72,367	4,571	76,938	4.0%	16.8%	469	3,598
Hospitals	20,707	158	20,865	1.1%	4.6%	907	4,867
Senior living facilities	52,940	9,924	62,864	3.3%	13.7%	1,785	11,600
Restaurants	33,423	52	33,475	1.8%	7.3%	286	3,040
Gasoline stations	35,451	—	35,451	1.9%	7.7%	591	3,171
Carwashes and autocare	25,678	136	25,814	1.4%	5.6%	290	1,870
Recreation facilities	24,245	3,625	27,870	1.5%	6.1%	535	5,967
Houses of worship	25,941	624	26,565	1.4%	5.8%	208	2,043
Other special use facilities	66,125	4,517	70,642	3.7%	15.4%	298	6,000
Mixed or multiple use facilities	44,015	2,279	46,294	2.4%	10.1%	269	5,445
General use facilities	34,743	8,125	42,868	2.1%	9.4%	183	3,173

Total owner-occupied commercial property	560,064	36,866	596,930	31.2%	130.5%	342	11,600

Total commercial real estate	$1,685,565	$225,623	$1,911,188	100.0%	417.7%	$356	$15,120

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

Land and land development exposure decreased $9 million or 11.5% and residential development exposure decreased $2 million or 3.6% between December 31, 2010 and December 31, 2011 as the Bank continued to reduce exposure in both of these categories from the sale of units and by limiting funding of additional units. However, the decrease was tempered by slower than anticipated absorption of units on many projects. Conversely, commercial construction exposure increased $94 million or 104.3%. By property type, commercial construction loans at December 31, 2011 consisted of $65 million of multi-family apartments, $31 million of office buildings, $23 million of hotels, $22 million of retail properties, and $10 million of dormitories with the remaining $32 million comprising a variety of other special or mixed use properties. Many of these loans will migrate to an investment or owner-occupied property category within the next 12 to 18 months. Approximately 25% of land and land development, 50% of residential development, and 60% of commercial construction exposures are in the Columbus, Ohio market at December 31, 2011. There is no land development, residential construction or commercial construction exposure outside of the Bank’s defined markets.

Improved investment CRE exposure decreased $18 million or 1.7% with the most significant changes in multi-family apartments and shopping centers and retail stores, which increased $6 million and $17 million, respectively; and 1-to-4 family rentals, office buildings and mixed or multiple use facilities, which decreased $6 million, $13 million and $11 million, respectively. Multi-family apartment and 1-to-4 family rental property loans represent 34% of total improved investment property loans at December 31, 2011 with the Columbus, Ohio market and southwestern Ohio markets in and around the Cincinnati and Dayton metropolitan areas representing approximately 28% and 17% of those property categories, respectively. The remainder of the improved investment CRE exposure is fairly well distributed among property types with the Columbus and southwestern Ohio markets similarly representing approximately 33% and 19% of the total, respectively.

Improved owner-occupied CRE exposure decreased $45 million or 7.1% with the most significant changes in office buildings and restaurants, which increased $7 million and $5 million, respectively; and industrial buildings and warehouses, hospitals, other special use facilities and general use facilities, which decreased $15 million, $6 million, $7 million and $21 million, respectively. A portion of the decrease in general use facilities resulted from a reclassification of properties to one of the other categories to more accurately reflect the composition of the portfolio. Owner-occupied CRE is also generally diversified by property type and is more geographically diverse than improved investment CRE with the upper Ohio Valley market in and around the Wheeling, West Virginia MSA representing approximately 29% of the category and no other market representing more than 20% of the total.

WesBanco also categorizes owner-occupied CRE loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. Owner-occupied CRE is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy with no one sector or industry representing more than 18% of risk-based capital as set forth in Table 15.

No single factor contributed significantly to the changes in the composition of CRE improved property loans during the year. However, the overall reduction in investment and owner-occupied property loans was impacted by unscheduled payoffs of loans that were refinanced by secondary or capital market sources of financing, the sale or charge-off of non-performing loans, and borrowers selling properties when it was to their advantage to do so.

TABLE 15. OWNER-OCCUPIED COMMERCIAL REAL ESTATE BY OCCUPANT INDUSTRY

	December 31, 2011
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loans	Largest Loan
Agriculture & farming	$1,638	$—	$1,638	0.3%	0.4%	$234	$1,114
Energy—oil and gas	901	—	901	0.2%	0.2%	180	327
Energy—mining and utilities	4,134	—	4,134	0.7%	0.9%	413	2,410
Construction—general contracting	5,756	1,013	6,769	1.1%	1.5%	193	706
Construction—specialty trades	14,924	958	15,882	2.7%	3.5%	237	1,773
Manufacturing—primary metals	3,786	4	3,790	0.6%	0.8%	1,263	3,275
Manufacturing—other	33,752	2,503	36,255	6.1%	7.9%	390	3,756
Wholesale and distribution	22,848	1,517	24,365	4.1%	5.3%	348	3,598
Retail—automobile sales	16,588	963	17,551	2.9%	3.8%	548	3,212
Retail—other products	76,877	3,471	80,348	13.5%	17.6%	374	4,382
Transportation and warehousing	18,258	650	18,908	3.2%	4.1%	473	5,391
Information and communications	3,138	22	3,160	0.5%	0.7%	243	1,555
Finance and insurance	11,865	9	11,874	2.0%	2.6%	322	3,847
Real estate services	20,582	2,471	23,053	3.9%	5.0%	136	1,665
Equipment leasing	4,999	—	4,999	0.8%	1.1%	385	1,835
Services—business and professional	23,903	1,348	25,251	4.2%	5.5%	212	2,062
Services—personal and other	67,712	594	68,306	11.4%	14.9%	321	3,767
Schools and educational services	18,019	3,998	22,017	3.7%	4.8%	917	6,000
Healthcare—medical practitioners	32,868	295	33,163	5.6%	7.2%	332	2,912
Healthcare—hospitals and other	81,387	10,187	91,574	15.3%	20.0%	1,127	11,600
Entertainment and recreation	24,426	269	24,695	4.1%	5.4%	504	5,967
Restaurants and lodging	33,806	53	33,859	5.7%	7.4%	273	3,040
Religious organizations	26,221	624	26,845	4.5%	5.9%	208	2,043
Government organizations	8,123	1,377	9,500	1.6%	2.1%	307	2,100
Unclassified and other industries (1)	3,553	4,540	8,093	1.3%	1.8%	1,497	3,680

Total owner occupied real estate	$560,064	$36,866	$596,930	100.0%	130.5%	$343	$11,600

(1)	Certain approved commitments that have not yet been categorized by industry are included in the total of unclassified and other industries.

The five largest CRE customer relationships which may include loans that are identified as the largest loan by property or project type in Table 14 and by industry in Table 15 approximate $147 million at December 31, 2011 compared to $170 million at December 31, 2010. Loans to this group of customers finance multi-family apartments, retail and office investment properties, hotels, and senior living facilities.

Participations in CRE loans originated by other financial institutions approximated $59 million or 3.1% of total CRE credit exposure at December 31, 2011 compared to $70 million or 3.7% at December 31, 2010. Included in this total is approximately $15 million of Shared National Credits at December 31, 2011 compared to $17 million at December 31, 2010. All of this exposure to participations purchased from other institutions is for properties located within the Bank’s defined market.

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

TABLE 16. COMMERCIAL REAL ESTATE RELATIONSHIP TO RISK BASED CAPITAL

	December 31, 2011
(dollars in thousands)	Total Exposure	% of Capital	Regulatory Guideline
Land, land development, residential construction and commercial construction loans	$280,021	61.2%	100%
Multi-family and other commercial investment property, excluding 1-to-4 family rental property	847,613	185.2%

Total CRE loans for concentration test purposes	$1,127,634	246.4%	300%

WesBanco categorizes 1-to-4 family rental property loans as CRE for financial reporting purposes because those loans are investment property and generally dependent on rental income for their repayment. However, loans secured by 1-to-4 family property are not included in the definition of investment CRE for purposes of the concentration tests. Similarly, loans secured by owner-occupied CRE are also excluded for purposes of the concentration tests.

Additionally, hotels and motels are typically categorized by many banks, including WesBanco, as investment property but possess many of the characteristics of owner-occupied CRE because the owners of many hotel and motel properties are also the operators. If hotels and motels are excluded from the amounts reflected in Table 16, the resulting percentage of capital for total CRE loans would be 217.3%.

Commercial and Industrial Loans—C&I loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes, and term loans to finance fixed assets other than real estate for a wide variety of businesses. Most C&I borrowers are privately held companies with annual sales generally not in excess of $50 million. Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by the Bank. However, lines of credit and letters of credit may also be committed for up to three years when appropriate. Loans secured by equipment and other types of collateral have terms that are consistent with the purpose of the loan and the estimated useful life of the collateral that generally do not exceed ten years. Interest rates on lines of credit are generally variable based on a short-term interest rate index such as the Prime Rate or LIBOR, while interest rates on term loans may be fixed for the entire term of the loan or adjustable ranging from one to five years based on an appropriate index.

TABLE 17. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2011
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$11,680	$71,308	$17,009	$99,997
Variable rate loans	163,347	50,576	112,395	326,318

Total commercial and industrial loans	$175,027	$121,884	$129,404	$426,315

Total commercial and industrial loan commitments	$227,977	$55,722	$13,504	$297,203

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

The Bank categorizes C&I loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. The C&I portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy, with no significant concentration in any single sector or industry as set forth in Table 18. The most significant changes in the composition of C&I loans between December 31, 2010 and December 31, 2011 were in the energy, construction and manufacturing sectors, which increased $17 million, $9 million and $15 million, respectively. Unclassified and other industries in Table 18 include approved loan commitments that had not yet been categorized according to any particular industry at December 31, 2011.

TABLE 18. COMPOSITION OF COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY (1)

	December 31, 2011
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital	Average Loan	Largest Loan
Agriculture & farming	$3,310	$1,003	$4,313	0.6%	0.9%	$39	$350
Energy—oil and gas	41,841	4,835	46,676	6.5%	10.2%	993	22,915
Energy—mining and utilities	7,935	6,429	14,364	2.0%	3.1%	350	5,322
Construction—general contracting	24,149	26,546	50,695	7.0%	11.1%	227	6,500
Construction—specialty trades	24,058	15,443	39,501	5.5%	8.6%	149	4,310
Manufacturing—primary metals	12,627	16,706	29,333	4.1%	6.4%	1,725	6,290
Manufacturing—other	19,677	24,855	44,532	6.2%	9.7%	204	6,216
Wholesale and distribution	18,728	15,638	34,366	4.7%	7.5%	181	3,000
Retail—automobile sales	18,866	10,695	29,561	4.1%	6.5%	528	6,750
Retail—other products	25,106	14,393	39,499	5.5%	8.6%	138	4,000
Transportation and warehousing	14,088	3,168	17,256	2.4%	3.8%	69	1,200
Information and communications	4,894	4,120	9,014	1.2%	2.0%	282	4,500
Finance and insurance	6,649	7,596	14,245	2.0%	3.1%	141	3,500
Real estate services	19,121	6,461	25,582	3.5%	5.6%	94	1,000
Equipment leasing	6,760	12,520	19,280	2.7%	4.2%	297	6,215
Services—business and professional	29,898	18,430	48,328	6.7%	10.6%	127	3,500
Services—personal and other	32,507	9,253	41,760	5.8%	9.1%	180	12,600
Schools and educational services	3,019	9,157	12,176	1.7%	2.7%	716	5,000
Healthcare—medical practitioners	15,080	6,284	21,364	3.0%	4.7%	96	770
Healthcare—hospitals and other	15,829	21,809	37,638	5.2%	8.2%	392	9,160
Entertainment and recreation	12,659	2,638	15,297	2.1%	3.3%	264	4,005
Restaurants and lodging	15,467	2,514	17,981	2.5%	3.9%	117	2,500
Religious organizations	30,344	19,186	49,530	6.8%	10.8%	751	15,000
Government organizations	12,324	3,927	16,251	2.2%	3.6%	117	2,925
Unclassified and other industries	11,379	33,597	44,976	6.0%	9.9%	345	10,000

Total commercial and industrial loans	$426,315	$297,203	$723,518	100.0%	158.1%	$187	$22,915

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.

The five largest C&I borrowing relationships, which may include loans identified as the largest loan within an industry in Table 18, approximate $161 million at December 31, 2011 compared to $121 million at December 31, 2010. This exposure to the largest borrowing relationships is not concentrated in any one industry. Approximately $50 million of this total is fully secured by marketable securities with an appropriate loan-to-value ratio. The total of loans secured by bank deposit accounts and marketable securities which represent the lowest risk when properly margined and monitored approximate 17% of total C&I exposure at December 31, 2011 compared to 18% at December 31, 2010. Conversely, unsecured loans which represent the highest risk approximate 9% of total C&I exposure at December 31, 2011 compared to 11% and December 31, 2010. The largest unsecured loan is $3 million at December 31, 2011 and $2 million at December 31, 2010 and the average unsecured loan is less than $100,000 at both year-ends.

Approximately 42% of C&I exposure is to borrowers in or around the Wheeling, West Virginia market, up from 30% a year ago, and another 31% is to borrowers in the other West Virginia markets, down from 34% a year ago. No other market represents more than 20% of the C&I portfolio. Refer to Table 11 for the geographic distribution of C&I loans.

Participations in C&I loans originated by other financial institutions approximated $50 million or 7.0% of total C&I exposure at December 31, 2011 compared to $34 million or 5.1% at December 31, 2010. Included in this total is approximately $32 million of Shared National Credits at December 31, 2011 compared to $27 million at December 31, 2010. All of this exposure to participations purchased from other institutions is to borrowers that are headquartered in or have significant operations within the Bank’s defined market.

When the total exposure of owner-occupied CRE by industry set forth in Table 15 is combined with C&I exposure set forth in Table 18, the largest combined exposures are hospitals and other healthcare facilities other than medical practitioners, retail sales other than automobiles, and personal and other services, which approximate $120 million, $120 million and $110 million or 26%, 26% and 24% of risk-based capital, respectively. Each of these sectors is further diversified among the various industries included in the sector with no single industry representing more than 15% of risk based capital.

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

The Bank originated approximately $149 million of residential real estate loans for retention in the portfolio in 2011 compared to $57 million in 2010 and approximately $79 million of residential real estate loans for sale in the secondary market in 2011 compared to $148 million in 2010. The offsetting changes in loans originated for the portfolio versus sale in the secondary market is attributable to management’s decision in the second half of 2010 to begin retaining higher quality loans in the portfolio instead of allowing the residential real estate portfolio to continue to decrease as older loans are repaid. Residential real estate loans are generally underwritten to secondary market lending standards even when the loan will be retained in the portfolio. The Bank uses automated underwriting systems developed for the secondary market that rely on empirical data to evaluate each loan application and assess credit risk. When appropriate, automated underwriting systems are supplemented by a traditional analysis of the borrowers’ ability to repay their obligations, their credit history, the amount of their down payment, and the market value or other characteristics of the property.

Conventional residential real estate loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. The remainder of the portfolio has interest rates that are primarily based on the Treasury Constant Maturity index and generally adjust from between one and five years. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a residence. The Bank does not originate stated income, interest only or option-adjustable rate mortgages for retention in the portfolio or for sale in the secondary market.

TABLE 19. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2011
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$4,127	$12,654	$420,845	$437,626
Variable rate loans	266	6,001	177,490	183,757

Total residential real estate loans	$4,393	$18,655	$598,335	$621,383

Total residential real estate loan commitments	$—	$—	$11,072	$11,072

Credit risk in the residential real estate portfolio is mitigated by requiring borrowers to have adequate down payments or equity in the property, thereby limiting the amount of the loan in relation to the appraised value of the property. The Bank generally does not make residential real estate loans with loan-to-value ratios in excess of 90% and loan requests that exceed 80% of the value of the property are generally also supported by mortgage insurance or additional collateral.

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

Construction risk is mitigated by evaluating the builder’s reputation in the market, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Residential construction lending activity was relatively flat in 2011 compared to 2010 as the prolonged economic downturn continued to have a negative impact on new housing starts.

The Bank generally does not obtain new appraisals of residential properties unless the borrower requests a modification or refinance of the loan, the loan is in default, or there is otherwise and increased dependence on the value of the collateral. Residential real estate loans that were originated in the five year period from 2002 to 2006 prior to the downturn in housing approximate $306 million or 49% of the total at December 31, 2011 compared to $396 million or 59% at December 31, 2010. The remaining balance of loans originated during this period as a percentage of the original loan amount ranges from 84% for loans originated in 2006 to less than 50% for loans originated in 2002. At December 31, 2011 approximately $258 million or 42% of the total, including loans originated in the current year, were originated after 2006 or subsequent to the beginning of the downturn in housing. Such loans were underwritten to more conservative lending standards and the loan-to-value ratio for most of these loans would have been determined based on newer appraisals that reflected lower property values. This compares to $137 million or 22% of the total at December 31, 2010. Approximately $189 million or 30% of total residential real estate loans were originated within the past two years and consist primarily of 15 year fixed rate mortgages. The average credit bureau score of borrowers whose loans originated in the past two years is over 720, and loans past due 30 days or more for this group of loans was 0.37% at December 31, 2011 compared to 1.41% for all residential real estate loans.

The aggregate of residential real estate loans with loan-to-value ratios in excess of 90% without some form of credit enhancement such as mortgage insurance approximate $18 million of risk-based capital at December 31, 2011 compared to approximately $19 million at December 31, 2010 or less than 4% of risk-based capital at both dates. The housing crisis placed significant pressure on the mortgage insurance industry’s ability to satisfy claims. However, to date WesBanco has not experienced any material losses as a result of an inability to collect on a mortgage insurance policy.

Rental properties underwritten as residential real estate loans by acquired banks approximate $25 million or 4% of total residential real estate loans at December 31, 2011 compared to $38 million or 6% of the total at December 31, 2010. These loans are in addition to 1-to-4 family rental property loans that are reported as CRE loans. These properties have generally experienced higher delinquency and greater declines in value than owner-occupied dwellings. The decrease in 2011 is the result of a concentrated effort to exit as many of these loans as possible as well as a reduction due to certain of these loans being foreclosed or charged off during the year.

Approximately $18 million or less than 3% of residential real estate loans at December 31, 2011 consists of pools of mortgages originated by other institutions compared to $24 million or 4% at December 31, 2010. These loans originated primarily in 2004 and have remaining balances that represent less than 20% of their original amounts through scheduled and unscheduled repayments. Approximately 75% of the loans in these pools financed properties in the states of West Virginia, Ohio and Pennsylvania or contiguous states. WesBanco has not experienced any material losses on this group of residential real estate loans.

Approximately 45% of residential real estate loans are secured by properties in West Virginia where property values have generally been more stable. Residential real estate values have generally declined since 2007 with the western Ohio markets experiencing the most significant decreases. Approximately 20% of residential real estate loans are secured by properties in the western Ohio markets. Residential real estate loans secured by properties located outside the Bank’s defined markets are minimal and typically consist of loans to bank customers for second or vacation homes or loans included in purchased pools of mortgage loans originated by other institutions. Refer to Table 11 for the geographic distribution of residential real estate loans.

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

TABLE 20. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2011
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$349	$25	$602	$976
Variable rate loans	183,780	33,976	33,053	250,809

Total home equity	$184,129	$34,001	$33,655	$251,785

Total home equity commitments	$153,104	$28,413	$28,252	$209,769

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

Credit risk in the home equity portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in the Bank’s defined markets. Irregular or unusual patterns of usage of available lines of credit may also indicate a change in risk. The average usage of home equity lines of credit has generally ranged between 45 and 65 percent of the available balance over a period of several years and there were no material changes in usage patterns within the portfolio in 2011.

The Bank generally does not obtain new appraisals of residential properties unless the borrower requests a modification or refinance of the loan, the loan is in default, or there is otherwise an increased dependence on the value of the collateral. Home equity lines of credit that were originated in the five year period from 2002 to 2006 prior to the downturn in housing approximate 27% of the total at December 31, 2011 compared to over 30% at December 31, 2010. At December 31, 2011 approximately two-thirds of the home equity portfolio, originated after 2006 or subsequent to the beginning of the downturn in housing, was underwritten to more conservative lending standards and the loan-to-value ratio for most of these loans would have been determined based on newer appraisals that reflected lower property values. The average credit bureau score of borrowers whose home equity lines originated within the past two years is well over 700.

Approximately 50% of home equity lines of credit are secured by properties in West Virginia where property values have generally been more stable. As previously stated, residential real estate values have generally declined since 2007 with the western Ohio markets experiencing the most significant decreases. Approximately 20% of home equity lines of credit are secured by properties in the western Ohio markets. Refer to Table 11 for the geographic distribution of home equity lines of credit.

Consumer Loans—Consumer loans consist of installment loans originated directly by the Bank and, indirectly through dealers to finance purchases of automobiles, motorcycles, boats, and other recreational vehicles, and lines of credit that are either unsecured or secured by collateral other than motorized vehicles or real estate.

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

TABLE 21. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2011
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$9,503	$108,815	$108,555	$226,873
Variable rate loans	10,417	9,283	7,747	27,447

Total consumer loans	$19,920	$118,098	$116,302	$254,320

Total consumer loan commitments	$14,832	$420	$106	$15,358

The primary factors that are considered in underwriting consumer loans are the borrowers’ ability to repay their obligations, which also includes an evaluation of their previous credit history. Credit risk in the consumer portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that may influence consumer repayment capacity.

Approximately $130 million or 51% of consumer loans are secured by a motorized vehicle and $67 million or 26% are secured by recreational vehicles at December 31, 2011, which is comparable to the portfolio composition at December 31, 2010. Loans secured by bank deposits or readily marketable collateral, which represent the lowest risk when properly margined and monitored, approximate $28 million or 11% of total consumer loans at December 31, 2011 compared to approximately $23 million or 9% at December 31, 2010. Conversely, unsecured consumer loans, which represent the highest risk, approximate $21 million or 8% of total consumer loans at December 31, 2011 and December 31, 2010. All other consumer loans which represent approximately 4% of the total are secured by real estate, mobile homes, farm equipment or some other type of consumer goods. Indirect loans originated by automobile and other motor vehicle dealers represent approximately 52% of total consumer loans at December 31, 2011.

Loans Held For Sale—Loans held for sale consists of residential real estate loans originated for sale in the secondary market at December 31, 2011 and December 31, 2010.

Credit risk associated with residential real estate loans held for sale in the secondary market is mitigated by entering into sales commitments with secondary market purchasers at the time the loans are originated. This practice has the effect of minimizing the amount of such loans and the interest rate risks that are within the portfolio at any point in time. WesBanco generally does not service these loans after they are sold. While all loans are sold without recourse, WesBanco may be required to repurchase loans that it sells in the secondary market under certain circumstances. The number and principal balance of loans that WesBanco has been required to repurchase historically has not been material and therefore, no reserve has been established for this exposure.

Several acquired banks serviced many of the residential real estate loans that they sold in the secondary market. Although these loans are not carried as an asset on the balance sheet, the Bank continues to service these loans (see Note 5 “Loans Serviced for Others and Mortgage Servicing Rights” to the Consolidated Financial Statements).

CREDIT QUALITY

This section of MD&A discusses those categories of assets that have adverse risk characteristics. Non-performing assets consists of non-accrual and troubled debt restructurings (“TDR” or “TDRs”), other real estate and repossessed assets. Also included in this section of MD&A are other impaired loans, past due loans, and criticized or classified CRE and C&I loans.

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

TABLE 22. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial real estate—land and construction	$10,135	$4,391	$5,582	$4,946	$160
Commercial real estate—improved property	25,122	24,833	32,628	20,069	13,436
Commercial and industrial	8,238	7,933	12,749	5,369	3,508
Residential real estate	12,377	10,688	13,228	1,252	2,086
Home equity	1,331	755	818	72	379
Consumer	289	220	268	29	289

Total non-accrual loans	57,492	48,820	65,273	31,737	19,858

TDRs accruing interest:
Commercial real estate—land and construction	7,410	10,764	1,829	—	—
Commercial real estate—improved property	17,318	33,122	9,639	4,559	—
Commercial and industrial	839	73	552	—	—
Residential real estate	3,844	3,443	2,826	—	—
Home equity	—	—	—	—	—
Consumer	—	81	142	—	—

Total TDRs accruing interest (1)	29,411	47,483	14,988	4,559	—

Total non-performing loans	86,903	96,303	80,261	36,296	19,858
Other real estate and repossessed assets	3,029	8,069	8,691	2,554	3,998

Total non-performing assets	$89,932	$104,372	$88,952	$38,850	$23,856

Non-performing loans as a percentage of total loans	2.68%	2.93%	2.31%	1.01%	0.53%
Non-performing assets as a percentage of total assets	1.62%	1.95%	1.65%	0.74%	0.44%
Non-performing assets as a percentage of total loans, other real estate and repossessed assets	2.77%	3.17%	2.56%	1.08%	0.64%

(1)	TDRs on non-accrual of $17.3 million and $9.9 million at December 31, 2011 and December 31, 2010, respectively, are included in total non-accrual loans.

TDRs—Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions that may be granted include a reduction of the interest rate or an interest rate that is less than the market rate of interest for loans with comparable risk characteristics, the amount of accrued interest, or the face amount of the loan; as well as an extension of the maturity date or the amortization schedule. Loans reported in this category continue to accrue interest so long as the borrower is able to continue repayment in accordance with the restructured terms. TDRs that are placed on non-accrual are reported in the non-accrual category and not included with accruing TDRs. (Please refer to Note 4 to the Financial Statements for additional details regarding TDRs.)

TDRs decreased $18 million or 38.1% between December 31, 2010 and December 31, 2011 after having more than tripled in 2010. The increase in TDRs in 2010 reflected WesBanco’s willingness to work with borrowers that were experiencing temporary financial difficulty but had some capacity for continuing repayment of their loans under restructured terms. The decrease in 2011 resulted primarily from the sale of $10 million of TDRs, which included the two largest loans in this category, the removal of one loan for $4 million because the loan no longer met the definition of a TDR as the borrower was no longer experiencing financial difficulty and the loan returned to its original terms, and migration of other loans in the category to non-accrual due to further deterioration of certain borrowers’ financial condition after the restructuring of their loans.

CRE and residential real estate loans represent the largest components of the accruing TDR category. Accruing TDRs generally consist of a small number of larger loans, as loans to six borrowers with balances greater than $1 million represent $15 million or half of total TDRs, and the average balance of all TDRs approximates $0.6 million per loan.

Residential real estate TDRs increased $0.4 million or 11.7% between December 31, 2010 and December 31, 2010 as newly restructured loans exceeded loans that were repaid by borrowers that were able to sell their residence. Residential real estate represents 13% of total accruing TDRs at December 31, 2011 compared to 7% at December 31, 2010, with the increased percentage resulting from the substantial reduction of CRE loans in this category during the year.

Most residential real estate TDRs continue to pay in accordance with their modified terms, however, total accruing TDRs with aggregate balances of $2.5 million or 8.5% of total TDRs were past due 30 days or more at December 31, 2011 compared to $0.5 million or 1.1% of total TDRs at December 31, 2010. Geographically, $22 million or 77% of total accruing TDRs are in the central and southwest Ohio markets compared to $30 million or 84% a year ago.

Non-Accrual Loans—Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well secured and in the process of collection. Non-accrual loans increased $9 million or 17.7% between December 31, 2010 and December 31, 2011. The increase is the result of more borrowers experiencing financial difficulty due to economic conditions, including previously accruing TDRs that migrated to non-accrual. Land and construction loans accounted for the largest increase in non-accrual loans as the impact of the economic downturn has been more severe in this category of loans. The increase in non-accrual loans was tempered by the sale of loans with a carrying value of $7 million in the third quarter of 2011.

Non-accrual loans are comprised primarily of smaller loans with only six CRE loans having balances greater than $1 million. These six loans represent $10 million or 17% of total non-accrual loans. Additionally, approximately $3.7 million of the total consists of several smaller CRE loans to multiple borrowers with common ownership that are secured by 1-to-4 family residential properties that were built for resale and converted to rental units. At December 31, 2011, approximately $17 million or 30.1% of total non-accrual loans, including the previously mentioned loans to related borrowers and three of the loans with a balance greater than $1 million, also have restructured terms that would require them to otherwise be reported as a TDR if they were accruing interest. The amount of non-accrual loans that were also TDRs was $10 million or 20.2% of the total at December 31, 2010. The increase in non-accrual loans that are also TDRs is primarily the result of loans that were previously TDRs accuring interest migrating to non-accrual in 2011. Geographically, $35 million or 61.6% of total non-accrual loans are in the central and southwest Ohio markets. Non-accrual loans include commercial and residential real estate in Ohio for which the foreclosure process has been initiated but the properties have not yet gone to public sale because of the protracted timeline of the foreclosure process in that state. However, based on the bank’s recent experience not all of these properties will be taken into OREO because many will be purchased by other parties at the public sale. It is not possible to estimate what portion of these loans will become OREO as the decision to purchase the property depends on a number of factors including the property’s value, condition, and the amount other purchasers are willing to pay at the public sale. The bank makes this determination for each property at the time of the sale.

Other Real Estate and Repossessed Collateral—Other real estate primarily consists of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residences of bank employees purchased to facilitate the relocation of those employees within the bank. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans. The Bank seeks to minimize the period for which it holds other real estate and repossessed collateral while also attempting to obtain a fair value from the disposition of those assets. Therefore, the sale price of these assets is dependent on current market conditions that affect the value of real estate and used automobiles or other collateral. Other real estate and repossessed collateral decreased $5 million or 62.5% between December 31,

2010 and December 31, 2011. Other real estate consists primarily of residential properties with only one property having a carrying value in excess of $0.5 million at December 31, 2011. The largest property in this category during 2011 was a hotel in Columbus, Ohio carried at $0.9 million as of December 31, 2010 that was sold in 2011.

Non-Performing Asset Activity—Net changes in non-performing assets between December 31, 2010 and 2011 are discussed in the preceding paragraphs. However, the net changes in period ending balances are impacted by significant activity that increases or decreases each category throughout the year, which is summarized in Table 23. Economic conditions caused more loans to be placed on non-accrual during the year but fewer loans were restructured and continued to accrue interest. However, the number and amount of properties acquired through foreclosure decreased in 2011. Despite high unemployment, repossessions of other collateral which primarily consists of automobiles that secure consumer loans decreased 29% in 2011 compared to 2010. Net gains or losses on the disposition of other real estate and repossessed assets are credited or charged to earnings and approximated $1.0 million of net loss in 2011 compared to $1.1 million of net loss in 2010. The amount reported as proceeds from loan sales represents the amount received for those loans, which had aggregate carrying balances of $17 million and resulted in losses of $10 million that are included in the total of charge-offs or charge-downs.

TABLE 23. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

	Year Ended December 31, 2011
(in thousands)	Non-accrual Loans	TDRs	Other Real Estate and Repossessed Assets
Balance, December 31, 2010	$48,820	$47,483	$8,069
Activity during the year:
Additions to non-accrual loans or TDRs	38,598	14,265	—
TDRs moved to non-accrual	14,464	(14,464)	—
Real estate foreclosures or deeds in lieu of foreclosure	—	—	2,467
Repossessions of other collateral	—	—	2,822
Net proceeds from loan sales	(2,492)	(4,309)	—
Charge-offs or charge-downs	(34,584)	(5,974)	(813)
Other real estate sold	—	—	(6,837)
Repossessed assets sold	—	—	(2,924)
Principal payments and other changes, net	(7,314)	(7,590)	245

Balance, December 31, 2011	$57,492	$29,411	$3,029

Composition of Adversely Classified Assets—Table 24 summarizes the composition of non-performing assets according to CRE property type, C&I industry sector or consumer purpose as of December 31, 2011. The percentage of category column represents the total of these assets to their respective loan totals plus other real estate and repossessed assets. These percentages are not necessarily indicative of the best and worst performing categories of the portfolio, as they can be impacted by a single large loan as well as the relative size of any category in relation to the total portfolio.

TABLE 24. COMPOSITION OF NON-PERFORMING ASSETS

	December 31, 2011
(dollars in thousands)	Non- Accrual Loans	TDRs	Other Real Estate and Repossessed Assets	Total	% of Category
Commercial real estate:
Construction and development:
Land and land development	$9,057	$3,774	$50	$12,881	19.17%
Residential construction	1,078	2,673	—	3,751	13.82%
Commercial construction	—	963	—	963	1.18%
Commercial investment property:
Multi family apartments	1,391	3,016	—	4,407	2.11%
1-to-4 family rentals	7,835	2,177	182	10,194	8.36%
Shopping centers and retail stores	1,749	—	—	1,749	1.30%
Office buildings	812	4,924	—	5,736	4.96%
Industrial buildings and warehouses	559	—	—	559	3.13%
Hotels and motels	356	—	—	356	0.29%
Special use facilities	1,001	—	—	1,001	1.07%
Mixed or multiple use facilities	2,679	1,456	—	4,135	4.53%
General use facilities	400	923	165	1,488	3.47%
Owner-occupied commercial property:
Retail stores	853	221	890	1,964	4.05%
Office buildings	541	755	—	1,296	1.71%
Industrial buildings and warehouses	274	—	—	274	0.38%
Special use facilities	4,105	3,327	—	7,432	2.61%
Mixed or multiple use facilities	361	—	—	361	0.82%
General use facilities	2,206	519	472	3,197	9.20%

Total commercial real estate	35,257	24,728	1,759	61,744	3.66%

Commercial and industrial:
Construction and contracting	2,414	492	—	2,906	6.03%
Manufacturing	1,259	—	—	1,259	3.90%
Retail sales	580	—	—	580	1.32%
Transportation and warehousing	93	25	—	118	0.84%
Finance and insurance	115	—	—	115	1.73%
Real estate services	1,103	—	—	1,103	5.77%
Equipment leasing	379	—	—	379	5.61%
Business, professional and personal services	1,280	—	—	1,280	2.05%
Physicians and healthcare	—	232	—	232	0.75%
Restaurants and lodging	178	—	—	178	1.15%
Wholesale and distribution	261	—	—	261	1.39%
Unclassified and other industries	576	90	—	666	0.52%

Total commercial and industrial	8,238	839	—	9,077	2.13%

Owner occupied residential real estate	13,708	3,844	730	18,282	2.09%
Real estate purchased to facilitate employee relocation	—	—	297	297	N/A
Consumer loans / repossessed assets	289	—	243	532	0.21%

Total	$57,492	$29,411	$3,029	$89,932	2.78%

Past Due Loans—Loans that are past due and continuing to accrue interest and are not TDRs are considered under-performing but have not yet progressed to the point where they are considered non-performing. Certain loans that are past due 90 days or more continue to accrue interest because they are deemed to be well secured and in the process of collection. Earlier stage delinquency consists of loans that are between 30 and 89 days past due and require routine collection efforts to prevent them from becoming more seriously delinquent.

Early stage delinquency represents potential future non-performing loans if routine collection efforts are not successful. Table 25 summarizes loans that are contractually past due 30 days or more for all categories of the loan portfolio.

TABLE 25. PAST DUE AND ACCRUING LOANS EXCLUDING TDR

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
90 Days or More:
Commercial real estate:
Land and construction	$—	0.00%	$277	0.18%	$76	0.03%	$555	0.24%	$1,435	0.54%
Improved property	18	0.00%	692	0.04%	1,427	0.09%	2,396	0.16%	2,961	0.21%
Commercial and industrial	939	0.22%	95	0.02%	17	0.00%	2,951	0.58%	1,098	0.22%
Residential real estate	2,881	0.46%	4,535	0.75%	2,655	0.37%	10,799	1.26%	4,393	0.45%
Home equity	498	0.20%	1,126	0.45%	274	0.11%	966	0.44%	835	0.43%
Consumer	799	0.31%	958	0.37%	826	0.28%	1,143	0.36%	804	0.22%

Total portfolio loans	5,135	0.16%	7,683	0.23%	5,275	0.15%	18,810	0.52%	11,526	0.31%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total loans	$5,135	0.16%	$7,683	0.23%	$5,275	0.15%	$18,810	0.52%	$11,526	0.31%

30 to 89 Days:
Commercial real estate:
Land and construction	$180	0.10%	$252	0.16%	$828	0.33%	$572	0.25%	$2,654	1.00%
Improved property	4,599	0.30%	4,717	0.29%	4,224	0.28%	14,020	0.95%	12,909	0.91%
Commercial and industrial	1,442	0.34%	4,163	0.94%	1,982	0.44%	3,485	0.68%	6,200	1.23%
Residential real estate	5,902	0.95%	7,367	1.21%	8,865	1.25%	8,457	0.99%	8,420	0.86%
Home equity	2,266	0.90%	2,255	0.90%	2,562	1.07%	1,903	0.88%	1,638	0.85%
Consumer	5,499	2.16%	6,020	2.31%	6,935	2.38%	7,169	0.24%	7,859	2.16%

Total portfolio loans	19,888	0.61%	24,774	0.75%	25,396	0.73%	35,606	0.99%	39,680	1.07%
Loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total loans	$19,888	0.61%	$24,774	0.75%	$25,396	0.73%	$35,606	0.99%	$39,680	1.07%

Loans past due 90 days or more decreased $3 million or 33.2% between December 31, 2010 and December 31, 2011 primarily due to increased collection efforts and the movement of loans to a non-performing category. Loans past due 90 days or more continue to represent a very small percentage of total loans. Loans past due 30 to 89 days decreased $5 million or 19.7% between December 31, 2010 and December 31, 2011 as a result of a continued focus on controlling early stage delinquency and some stabilizing of economic conditions. Management believes that loans past due 30 to 89 days represent an acceptable percentage of total loans.

Classified and Criticized Loans — As previously stated, the Bank uses a system of loan classification by internally assigned risk grades to rank and monitor the credit quality of business purpose loans. (Please refer to Note 4 to the Financial Statements for a description of each risk grade and a summary of loans by risk grade.) The Bank’s criticized and classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that expose the Bank to the highest levels of risk. All business purpose loans are graded including loans that are also reported as non-performing or past due in the preceding sections of this MD&A. Non-performing loans are generally classified as substandard or doubtful while past due loans may not yet be criticized or classified depending on the severity and frequency of delinquency and other factors that are considered to determine the appropriate grade.

Overall business loan credit quality improved significantly between December 31, 2010 and December 31, 2011 when measured by the levels of classified and criticized loans. Classified loans decreased $23 million or 16.6% and criticized loans decreased $39 million or 21.5% as a result of management’s focus on reducing the amount of loans in both grades. Approximately $17 million of the reduction in classified loans resulted from the sale of non-performing loans in the third quarter of the year. Charge-offs and charge-downs of loans that remain in the portfolio represented another $20 million of the reduction. However, those reductions were offset by the migration of loans from criticized to classified net of any reductions from payoffs or principal reductions. The decrease in criticized loans was the result of the loans that migrated to classified status as well as upgrades approximating $11 million and scheduled and unscheduled principal reductions. The net decrease in criticized loans is a positive indicator despite the migration of loans from that grade to the classified category because it is an indicator that credit quality is beginning to stabilize compared to the previous year.

TABLE 26. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year:
Allowance for loan losses	$61,051	$61,160	$49,803	$38,543	$31,979
Allowance for loan commitments	1,404	195	368	249	—

Total beginning balance	62,455	61,355	50,171	38,792	31,979

Allowance for loan losses of acquired banks	—	—	—	—	6,405
Provision for credit losses:
Provision for loan losses	36,247	43,369	50,545	32,530	8,267
Provision for loan commitments	(936)	1,209	(173)	119	249

Total provision for credit losses	35,311	44,578	50,372	32,649	8,516

Charge-offs:
Commercial real estate—land and construction	7,494	3,630	3,809	271	23
Commercial real estate—improved property	19,466	22,542	12,836	9,947	2,238
Commercial and industrial	9,087	8,588	13,184	4,088	1,900
Residential real estate	4,627	4,952	2,874	1,748	499
Home equity	798	780	1,056	927	483
Consumer	4,037	4,909	6,206	6,559	3,975

Total loan charge-offs	45,509	45,401	39,965	23,540	9,118
Deposit account overdrafts	936	966	1,120	1,491	955

Total loan and deposit account overdraft charge-offs	46,445	46,367	41,085	25,031	10,073

Recoveries:
Commercial real estate—land and construction	199	57	—	—	17
Commercial real estate—improved property	993	780	242	518	238
Commercial and industrial	909	512	206	1,315	214
Residential real estate	375	111	102	62	35
Home equity	116	57	33	45	1
Consumer	1,053	1,076	978	1,200	1,223

Total loan recoveries	3,645	2,593	1,561	3,140	1,728
Deposit account overdrafts	312	296	336	621	237

Total loan and deposit account overdraft recoveries	3,957	2,889	1,897	3,761	1,965

Net loan and deposit account overdraft charge-offs	42,488	43,478	39,188	21,270	8,108

Balance at end of year:
Allowance for loan losses	54,810	61,051	61,160	49,803	38,543
Allowance for loan commitments	468	1,404	195	368	249

Total ending balance	$55,278	$62,455	$61,355	$50,171	$38,792

Total charge-offs increased $0.1 million or less than 1% while total recoveries increased $1.1 million or 37.0%, resulting in a $1 million or 2.3% decrease in net charge-offs for 2011 compared to 2010.

Net charge-offs of CRE land and construction loans increased $4 million or 104.2% due to continued weakness in construction and development that has adversely impacted both repayment capacity and collateral values on a few large loans with five loans representing $5.4 million or 72% of total land and construction charge-offs. Net charge-offs of CRE improved property loans decreased $3 million or 15.1% but remain elevated above long term historical levels due to continued weakness and declining property values. CRE charge-offs in 2011 included $10 million of charges recognized upon the sale of loans with a net recorded investment of approximately $17 million. Approximately 75% of CRE charge-offs in 2011 came from loans in the central and western Ohio markets where property values have experienced the most significant declines compared to approximately 80% from those markets in 2010 and another 13% of the total came from the western Pennsylvania market. Multi-family apartment and office buildings represented 20% and 16% of total CRE charge-offs in 2011.

Net charge-offs of C&I loans increased $0.1 million or 1.2% as the prolonged economic downturn adversely impacted more small businesses, with the construction sector experiencing the most significant losses. Net charge-offs of residential real estate loans decreased $0.6 million or 1.2% but remain elevated compared to long term historical levels primarily due to high unemployment and declining real estate values in the Ohio markets. Net charge-offs of home equity lines of credit have historically represented a relatively insignificant percentage of total net charge-offs and were relatively unchanged from 2010 to 2011. Approximately 70% of residential real estate loan charge-offs in 2011 came from loans in the central and western Ohio markets compared to 65% in 2010. Residential real estate charge-offs included $1.5 million or 32% of the total related to 1-to-4 family rental properties included in the residential real estate totals.

Net charge-offs of consumer loans decreased $0.8 million or 22.1% despite high unemployment in most of the Bank’s markets and a challenging economic environment for many consumers. Consumer losses were not attributable to any single market but recreational vehicle loans represented 26% of total consumer charge-offs in 2011 compared to 32% in 2010. Losses on unsecured loans represent another 19% and 21% of total consumer charge-offs in 2011 and 2010, respectively.

Net charge-offs of deposit account overdrafts were relatively unchanged from 2010 to 2011.

Table 27 summarizes net charge-offs as a percentage of average total loans for each category of the loan portfolio as well as selected other relationships of the allowance and provision for credit losses to total loans and other specified categories of loans.

TABLE 27. NET CHARGE-OFF AND SELECTED RATIOS

	December 31,
	2011		2010		2009		2008		2007
Net charge-offs as a percentage of average loans:
Commercial real estate—land and construction	4.17%		1.75%		1.59%		0.11%		0.00%
Commercial real estate—improved property	1.19%		1.40%		0.94%		0.58%		0.17%
Commercial and industrial	1.94%		1.83%		2.68%		0.53%		0.42%
Residential real estate	0.70%		0.73%		0.35%		0.19%		0.05%
Home equity	0.28%		0.30%		0.45%		0.43%		0.31%
Consumer	1.18%		1.38%		1.73%		1.57%		0.97%

Total net loan charge-offs	1.29%		1.28%		1.08%		0.56%		0.28%

Allowance for loan losses as a percentage of total loans	1.69%		1.86%		1.76%		1.38%		1.03%
Allowance for loan losses to non-accrual loans	0.95	x	1.25	x	0.94	x	1.57	x	1.94	x
Allowance for loan losses to total non-performing loans	0.63	x	0.63	x	0.76	x	1.37	x	1.94	x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.60	x	0.59	x	0.72	x	0.90	x	1.23	x

Provision for credit losses as a percentage of net loan & deposit charge-offs	83.1%		102.5%		128.5%		153.5%		102.0%

The allowance for credit losses consists of a general allowance and specific reserves for certain impaired credits. The Bank uses the most recent twelve month historical net loss rate by risk grade for CRE and C&I loans and for the total of the other categories of the portfolio as a base loss rate for the general allowance. The base loss rate is adjusted for the impact of certain qualitative factors which in management’s judgment are appropriate to accurately reflect probable loss in each category. Qualitative factors include changing economic conditions, delinquency and non-performing loan trends, changes in lending policies and credit standards, concentrations of credit exposure if any, the results of regulatory examinations and internal loan reviews, and other external factors. Table 28 summarizes each of these components of the allowance for credit losses.

TABLE 28. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2011	2010	2009	2008	2007
General allowance:
Based on historical loss experience	$42,920	$42,133	$40,862	$28,853	$24,502
Based on qualitative factors	8,537	11,998	14,482	16,773	13,727
Specific reserves	3,353	6,920	5,816	4,177	314

Total allowance for loan losses	54,810	61,051	61,160	49,803	38,543
Allowance for loan commitments	468	1,404	195	368	249

Total allowances for credit losses	$55,278	$62,455	$61,355	$50,171	$38,792

The allowance for credit losses decreased $7.2 million or 11.5% from December 31, 2010 to December 31, 2011. The amount of the general allowance attributable to historical loss experience did not change materially due to relatively consistent levels of net charge-offs over the past two years, while the allowance attributable to qualitative factors decreased $3.5 million or 28.8% due primarily to lower delinquency (please refer to Table 25), reduced levels of classified and criticized loans (please refer to Note 4 to the Financial Statements), and a moderate decrease in unemployment in the Bank’s markets. Specific reserves decreased $3.6 million or 51.5% as a result of the sale, charge-off, charge-down or payoff of loans during 2011 that were previously reserved at December 31, 2010. The allowance for loan commitments decreased $0.9 million or 66.7% primarily as a result of a commitment to extend an additional $1 million at December 31, 2010 to finance new tenant improvements to a property that secures a CRE loan reported as a TDR being fully advanced during the year, thereby resulting in this amount being categorized as a specific reserve in the allowance for loan losses as December 31, 2011.

The allocation of the allowance for credit losses to each category of the loan portfolio is summarized in Table 29.

TABLE 29. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Allowance for loan losses:
Commercial real estate:
Land and construction	$4,842	9%	$4,701	8%	$4,387	7%	$4,790	9%	$2,386	6%
Improved property	24,748	45%	30,836	49%	28,267	46%	19,933	40%	14,848	38%
Commercial and industrial	11,414	21%	10,793	17%	13,659	22%	13,392	27%	12,618	33%
Residential real estate	5,638	10%	5,950	10%	4,919	8%	3,304	7%	2,281	6%
Home equity	1,962	3%	2,073	3%	2,309	4%	1,371	3%	700	2%
Consumer	5,410	10%	5,641	9%	6,649	11%	5,863	12%	4,968	13%
Deposit account overdrafts	796	1%	1,057	2%	970	2%	1,150	2%	742	2%

Total allowance for loan losses	$54,810	99%	$61,051	98%	$61,160	100%	$49,803	99%	$38,543	100%

Allowance for loan commitments:
Commercial real estate:
Land and construction	$74	0%	$1,037	2%	$21	0%	$22	0%	$32	0%
Improved property	21	0%	285	0%	17	0%	11	0%	26	0%
Commercial and industrial	323	1%	65	0%	138	0%	323	1%	183	0%
Residential real estate	4	0%	1	0%	—	0%	—	0%	—	0%
Home equity	33	0%	14	0%	16	0%	10	0%	6	0%
Consumer	13	0%	2	0%	3	0%	2	0%	2	0%

Total allowance for loan commitments	468	1%	1,404	2%	195	0%	368	1%	249	0%

Total allowance for credit losses	$55,278	100%	$62,455	100%	$61,355	100%	$50,171	100%	$38,792	100%

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

The allowance for CRE land and construction was relatively unchanged despite an increase in loans and losses recognized in that category. CRE land and construction losses were primarily concentrated in land and residential development loans compared to new loans in this category consisting primarily of construction of commercial properties that have different risk characteristics. The allowance for CRE improved property loans decreased due primarily to the elimination of specific reserves on loans sold, charged off, or charged down during the year. The allowance for C&I loans increased moderately due to the increase in net charge-offs in this category. The allowance for residential real estate and home equity loans decreased due primarily to lower delinquency and a moderately lower net charge-off rate, as declining property values and high unemployment in the Bank’s markets have been provided for by increasing the allowance in prior years. The allowance for consumer loans decreased consistent with the decreases in consumer loan balances and net charge-offs despite relatively high historic levels of unemployment.

The most significant change in the allowance for loan commitments is attributable to the previously described commitment to extend additional credit that was fully advanced in 2011.

Table 30 summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio.

TABLE 30. RECONCILIATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CATEGORY

	For the Year Ended December 31, 2011
(in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404

Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455

Provision for credit losses:
Provision for loan losses	7,436	12,385	8,799	3,940	571	2,753	363	36,247
Provision for loan commitments	(963)	(264)	258	3	19	11	—	(936)

Total provision for credit losses	6,473	12,121	9,057	3,943	590	2,764	363	35,311

Charge-offs	(7,494)	(19,466)	(9,087)	(4,627)	(798)	(4,037)	(936)	(46,445)
Recoveries	199	993	909	375	116	1,053	312	3,957

Net charge-offs	(7,295)	(18,473)	(8,178)	(4,252)	(682)	(2,984)	(624)	(42,488)

Balance at end of period:
Allowance for loan losses	4,842	24,748	11,414	5,638	1,962	5,410	796	54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total ending allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278

Although the allowance for credit losses is allocated as described in Tables 29 and 30, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2011.

DEPOSITS

TABLE 31. DEPOSITS

	December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Deposits
Non-interest bearing demand	$705,415	$591,052	$114,363	19.3%
Interest bearing demand	577,033	481,129	95,904	19.9%
Money market	910,117	854,836	55,281	6.5%
Savings deposits	596,549	530,701	65,848	12.4%
Certificates of deposit	1,604,752	1,714,705	(109,953)	(6.4)%

Total deposits	$4,393,866	$4,172,423	$221,443	5.3%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania. The FDIC insures all deposits up to $250,000 and insures all deposits held in non-interest bearing transaction accounts until December 31, 2012.

Total deposits increased by $221.4 million or 5.3% in 2011 primarily due to increases in all deposit categories other than CDs. Interest bearing demand and non-interest bearing demand deposits increased 19.9% and 19.3%, respectively, while savings and money market deposits had smaller increases of 12.4% and 6.5%, respectively. These increases were due to marketing campaigns, continued efforts to obtain more account relationships and customers’ preference for short-term maturities.

Certificates of deposit decreased by 6.4% during 2011 due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank and reducing single-service CD customers. The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $276.6 million in total outstanding balances at December 31, 2011 of which $208.6 million represented one-way buys, compared to $246.3 million in total outstanding balances at December 31, 2010. Certificates of deposit greater than $250,000 were approximately $162.5 million at December 31, 2011 compared to $186.5 million at December 31, 2010. Certificates of deposit of $100,000 or more were approximately $797.0 million at December 31, 2011 compared to $791.7 million at December 31, 2010, while certificates of deposit totaling approximately $683.6 million at December 31, 2011 with a cost of 1.04% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally lower for all maturities and types compared to rates paid on existing CDs.

TABLE 32. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Maturity:
Under three months	$119,485	$143,178	$(23,693)	(16.5)%
Three to six months	88,314	91,719	(3,405)	(3.7)%
Seven to twelve months	84,238	100,347	(16,109)	(16.1)%
Over twelve months	504,989	456,488	48,501	10.6%

Total certificates of deposit of $100,000 or more	$797,026	$791,732	$5,294	0.7%

Interest expense on certificates of deposit of $100,000 or more totaled approximately $13.6 million, $15.2 million and $20.3 million in 2011, 2010 and 2009, respectively.

BORROWINGS

TABLE 33. BORROWINGS

	December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Federal Home Loan Bank Borrowings	$168,186	$253,606	$(85,420)	(33.7)%
Other short-term borrowings	196,887	187,385	9,502	5.1%
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,066	106,034	32	0.0%

Total	$471,139	$547,025	$(75,886)	(13.9)%

Borrowings are currently a less significant source of funding for WesBanco compared to total deposits. WesBanco has reduced FHLB borrowings utilizing funds provided by lower cost deposits or other available cash flows for their payoff. During the 2011 year, FHLB borrowings decreased $85.4 million or 33.7% from December 31, 2010. Other short-term borrowings increased by $9.5 million or 5.1% from December 31, 2010.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending and securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets, as an alternative to shorter term wholesale borrowings. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $21.9 million at December 31, 2011, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2011 and 2010 was estimated to be approximately $1.0 billion.

At December 31, 2011, WesBanco had $168.2 million in outstanding FHLB borrowings with a weighted-average interest rate of 3.58%, compared to $253.6 million of FHLB borrowings at December 31, 2010 with a weighted-average interest rate of 3.64%. FHLB borrowings have maturities ranging from the years 2012 to 2030. Approximately $76.5 million of such borrowings mature in 2012 at an average cost of 3.64%.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $168.2 million outstanding at December 31, 2011, $106.1 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer, of which $50.0 million mature in 2012. Please refer to Note 10, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes were $196.9 million at December 31, 2011 compared to $187.4 million at December 31, 2010. The increase in these borrowings has occurred primarily as a result of an $8.7 million increase in securities sold under agreements to repurchase with local commercial customers and a $0.8 million increase in treasury tax and loan notes. WesBanco also has a revolving line of credit, which is a senior obligation of the parent company and was renewed with a correspondent bank effective on August 1, 2011. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million. The revolving line of credit also requires WesBanco to maintain at all times a consolidated non-performing asset to primary capital ratio of not greater than 35%, net income of not less than

$1.00 for each period of two consecutive fiscal quarters and for each year end, and to maintain at all times on a consolidated basis and for the Bank a “Well Capitalized” status as defined by the regulations of the respective primary regulator. WesBanco was in compliance with all terms and conditions at December 31, 2011. There were no outstanding balances as of December 31, 2011 or December 31, 2010.

CONTRACTUAL OBLIGATIONS

TABLE 34. CONTRACTUAL OBLIGATIONS

		December 31, 2011
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$2,789,114	$—	$—	$—	$2,789,114
Certificates of deposit	9	683,614	667,055	244,525	9,558	1,604,752
Federal Home Loan Bank borrowings	10	76,524	66,467	1,062	24,133	168,186
Other short term borrowings	11	196,887	—	—	—	196,887
Future benefit payments under pension plans (1)	13	2,632	5,830	6,840	282,880	298,182
Junior subordinated debt owed to unconsolidated subsidiary trusts	12	—	—	—	106,066	106,066
Director and executive officer retirement plans, deferred bonuses and severance agreements (1)	N/A	607	1,428	1,499	6,138	9,672
Non-compete and consulting agreements (1)	N/A	50	100	100	—	250
Naming rights agreement & other marketing (1)	N/A	250	—	—	—	250
Limited partnership funding commitments	N/A	188	395	67	22	672
Software licenses and maintenance (1)	N/A	1,043	2,085	2,085	2,258	7,471
Leases (1)	6	1,765	2,841	2,041	6,371	13,018

Total		$3,752,674	$746,201	$258,219	$437,426	$5,194,520

(1)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.

Significant fixed and determinable contractual obligations as of December 31, 2011 are presented in the table above by due date. The amounts shown do not include accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

WesBanco’s future benefit payments under pension plans are estimated based on actuarial assumptions and do not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 13, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 18, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased to $633.8 million at December 31, 2011 from $606.9 million at December 31, 2010. The increase was due primarily to net income of $43.8 million, which was partially offset by the declaration of dividends to common shareholders of $16.5 million coupled with a $1.0 million other comprehensive loss. The other comprehensive loss was due to unrealized losses on the defined pension plan, mostly offset by unrealized gains on the securities portfolio.

For 2011, common dividends increased to $0.62 per share, or 10.7% on an annualized basis, compared to $0.56 per share in 2010. The common dividend per share payout ratio decreased from 41.8% in 2010 to 37.6% in 2011, which is primarily attributable to increased earnings year-over-year. A board-approved policy modified in 2011 generally targets dividends as a percent of net income in a range of 40% to 60%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors.

In March 2007 WesBanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. WesBanco did not purchase any shares during 2011. At December 31, 2011, 584,325 shares of WesBanco common stock remained authorized to be purchased under the current one million share repurchase plan.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary, WesBanco Bank, maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios above minimum regulatory levels. WesBanco Bank paid $29.0 million in dividends to WesBanco, Inc. during 2011. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2011, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $16.0 million from the Bank.

WesBanco currently has $106.1 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $103.0 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature, although it is possible that implementing regulations for the Basel III Capital Standards will require bank holding companies, including WesBanco, to exclude or phase-out these securities from regulatory capital calculations, no matter the size of the bank holding company.

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

Securities are the principal source of short-term liquidity for WesBanco. Securities totaled $1.6 billion at December 31, 2011, of which $1.0 billion were classified as available-for-sale, including net unrealized pretax gains of $18.0 million. The remaining securities were classified as held-to-maturity. At December 31, 2011, WesBanco has approximately $16.0 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $252.7 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $142.1 million based on current prepayment speeds, from loans held for sale totaling $6.1 million, from accruing loans scheduled to mature within the next year of $503.8 million and from normal loan repayments anticipated to be $648.1 million within the next year. At December 31, 2011, WesBanco had $140.3 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity. Sources of liquidity within the next year listed above approximate $1.7 billion at December 31, 2011.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.4 billion at December 31, 2011. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $683.6 million at December 31, 2011 which includes jumbo regular certificates of deposit totaling $174.1 million with a weighted-average cost of 0.99% and jumbo CDARS© deposits totaling $117.9 million with a cost of 1.29%. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2011 approximated $1.0 billion in excess of current outstandings, which is unchanged from December 31, 2010. At December 31, 2011, the Bank had unpledged available-for-sale securities with an amortized cost of $576.0 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2011, WesBanco had a BIC line of credit totaling $146.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $165.0 million, none of which was outstanding at December 31, 2011, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $196.9 million at December 31, 2011 primarily include callable repurchase agreements of $193.8 million and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2011. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance. During 2011, new regulatory guidelines permitted, for the first time, the payment of interest on certain corporate checking accounts. These regulations did not significantly impact sweep account and related deposit account balances.

The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. To increase its remaining capacity, WesBanco can at any time decide to pledge a portion of its unpledged securities to the FHLB.

The principal sources of parent company liquidity are dividends from the Bank, $27.0 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2011. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2011, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $16.0 million from the Bank.

At December 31, 2011, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $847.4 million, compared to $692.5 million at December 31, 2010. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 18, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies issued guidance to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. Management has implemented these policies and believes that WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2011 and that WesBanco’s current liquidity risk management policies and procedures adequately address the issued guidance.

COMPARISON OF 2010 VERSUS 2009

Net income available to common shareholders for 2010 increased 90.4% to $35.6 million from $18.7 million for 2009, while diluted earnings per common share were $1.34, compared to $0.70 per common share for the prior year. The growth in net income in 2010 was achieved through an 11.5% lower provision for credit losses, a 4.9% improvement in net interest income, higher gross revenues from the Trust, Securities and Mortgage business units totaling $3.3 million, continued cost control throughout the organization resulting in lower overall expenses, and the significant benefits of repurchasing TARP preferred shares in the third quarter of 2009. These improvements were somewhat offset by lower service charges on deposits, reduced net securities gains and increased charges relating to write-downs on real estate owned.

Net interest income increased $7.7 million or 4.9% for 2010 compared to 2009 due to the Bank’s ability to manage rates on its loans and other earning assets, while seeing significant improvement in the cost of funds for both deposits and other borrowings. The net interest margin improved to 3.60% for the year, an increase of 24 basis points, compared to the same period in 2009. The average rate on interest bearing liabilities decreased by 61 basis points for the year, while the rate on earning assets declined at a much slower pace of 29 basis points. Lower rates and lower average balances on higher-rate certificates of deposit, and an increase in lower cost deposits, primarily money market accounts, all contributed to the improvement in the cost of funds. In addition, the average balance for borrowings, which generally have higher interest costs, decreased by $253.7 million or 28.0% in the year ended December 31, 2010 compared to 2009, through planned reductions utilizing the liquidity obtained through pay downs on loans and increased deposits. The increase in total interest bearing and non-interest bearing demand deposits was primarily due to an 11.0% increase in average non-interest bearing deposit balances as a result of retail marketing campaigns and customer incentives, as well as a focus on increasing treasury management products and services from business customers. Total borrowings, excluding junior subordinated debt, were down to 8.2% of total assets from 12.7% in 2009.

Interest income decreased 8.1% in 2010 compared to 2009 due to lower yields and decreases in earning assets. The yield on total average earning assets decreased 29 basis points to 5.07% in 2010 from 5.36% in 2009. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to the lower interest rate environment throughout the previous two years. In addition, the mix of earning assets invested in lower yielding securities and due from banks increased, compared to typically higher-yielding loans.

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

In 2010 interest expense decreased $28.6 million or 28.8% compared to 2009 due to a 61 basis point decline in the average rate paid on interest bearing liabilities and a decrease in average interest bearing liabilities of 3.1%. Rates paid on deposits declined by 50 basis points, with rates on CDs declining by 70 basis points, due to management reducing certain interest rates on renewing or rollover CDs to competitive levels in order to realize a lower cost of funds during a period of declining loan yields. This included certain high rate, single service CDs from branches acquired in 2009, which were offered lower rates to renew. In addition, average balances of CDs represented 49.3% of total average deposits in 2010 compared to 54.8% in 2009, while money market deposit accounts (“MMDA”), with a lower rate of 0.92%, increased to 23.0% of total average deposits in 2010, compared to 18.3% in 2009. This change in the mix of deposit types, and the reductions in higher cost borrowings, also contributed to the reduced cost of funds. The reduction in average interest bearing liabilities is due to the $252.1 million decrease in borrowings, primarily FHLB and other short term borrowings, partially offset by increases in deposits of $116.9 million. Current balance sheet liquidity from the deposit increases and loan reductions were used to pay down the higher cost maturing borrowings in 2010, further reducing interest expense. Borrowings, excluding junior subordinated debt, were 12.9% of average interest bearing liabilities in 2010 compared to 18.3% in 2009. Deposit increases were primarily in money market accounts but also included increases in transaction and savings accounts, even as offered rates were reduced. These increases were partially offset by a $132.2 million decrease in certificates of deposit from the more aggressive reductions in rate offerings.

For 2010, the provision for credit losses decreased $5.8 million, primarily due to a better overall economic environment, and was 103% of net charge-offs for the year. Net charge-offs increased $4.3 million in 2010 compared to the prior year, primarily due to $13.7 million of charge-offs in the second and third quarter of 2010 related to the sale of certain impaired commercial and commercial real estate loans totaling $18.7 million. Non-accrual loans at December 31, 2010 decreased $16.5 million compared to December 31, 2009 as a result of the sale of loans and other continuing workout efforts to reduce this category of loans. However, renegotiated loans increased $32.5 million for the year primarily due to rate or other term-related modifications granted to borrowers on construction, commercial real estate and residential mortgage loans. The total allowance for loan losses was relatively unchanged compared to December 31, 2009 and represented 1.86% of total loans at December 31, 2010 compared to 1.76% at December 31, 2009.

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

Non-interest expense decreased $8.5 million or 5.7% compared to 2009. WesBanco took actions in 2010 resulting in significant reductions in costs for many expense categories, including a $1.6 million decrease in employee benefits expense from lower pension and health insurance costs, $1.0 million in professional fees, $0.9 million in marketing expense, $0.8 million in equipment expense, and $1.6 million in restructuring expenses, somewhat offset by increases in foreclosure-related property management expenses totaling $1.6 million. The reduction in restructuring expenses was primarily due to a $1.2 million charge in the fourth quarter of 2009 relating to personnel reductions and impairment on certain premises held for sale. In addition, expense reductions include a decrease in FDIC insurance of $2.1 million primarily due to a special assessment of $2.6 million levied in the second quarter of 2009.

The provision for income taxes increased $5.3 million due to the significant increase in pre-tax income and an effective tax rate in 2010 of 10.9% compared to an effective tax rate in 2009 of (4.3%). The higher effective rate was due primarily to a lower percentage of tax-exempt income to total income and included certain filed return adjustments during the year.

The repurchase of TARP preferred shares in 2009 resulted in WesBanco recording a $2.3 million charge in the third quarter of 2009 representing the remaining unamortized discount on the preferred stock on the repurchase date, as well as certain unamortized issuance costs. These charges, along with $2.9 million of discount amortization and preferred stock dividends, are reflected on the Consolidated Statements of Income after net income to arrive at net income available to common shareholders for the year ended December 31, 2009.

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

Management is aware of the significant effect inflation or deflation has upon interest rates and ultimately upon financial performance. WesBanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation or deflation. WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income. Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices and terms of its various products and services, both in terms of the costs to offer the services as well as outside market influences upon such pricing, by introducing new products and services or reducing the availability of existing products and services, and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2011 and December 31, 2010 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2011	December 31, 2010
+300	0.5%	0.8%	- 25%
+200	1.3%	1.7%	- 12.5%
+100	1.7%	2.4%	- 5%
-100	(3.5)%	(2.9)%	- 5%

As per the table above, the earnings simulation model at December 31, 2011 currently projects that net interest income for the next twelve month period would decrease by 3.5% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.9% for the same scenario as of December 31, 2010.

For rising rate scenarios, net interest income would increase by 1.7%, 1.3% and 0.5% if rates increased by 100, 200 and 300 basis points, respectively, as of December 31, 2011 compared to increases of 2.4%, 1.7% and 0.8% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2010.

The balance sheet is slightly less asset sensitive at year-end, compared to both September 30, 2011 and December 31, 2010 due to a duration extension and higher balances in the investment portfolio, and changes in the deposit mix and the overall level and term of short-term borrowings, offset somewhat by greater short-term liquidity. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short-term, the asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $987.7 million at December 31, 2011, which represented approximately 47% of commercial loans with an average floor of 5.03%. In the current flat to decreasing interest rate environment, WesBanco expects that the net interest margin may be somewhat negatively impacted throughout 2012, as short term interest rates are not anticipated to increase until possibly late 2014, and loan runoff and investment security maturities are necessarily reinvested at lower rates. Competition for new quality loans may also result in reduced spread income from the loan portfolio.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities. CDARS© deposits have also been used to lengthen maturities in certificates of deposit, primarily in years prior to 2011.

Current balance sheet strategies to reduce the impact of decreasing margins in a low rate environment, where asset yields continue to reduce as reinvestment of cash flows occur and liability costs are not able to be reduced in the same proportion, include:

•	increasing fixed rate loans; primarily commercial and residential;
•	investing non-essential available short-term liquidity;
•	marketing programs to increase the mix of certain types of transaction accounts versus short-term CDs;
•	reinvestment of securities cash flows into a mix of short to intermediate term CMOs and 10-15 year state and municipal securities;
•	utilizing swaps for certain new commercial real estate loans; and
•	paying down maturing FHLB and other short-term borrowings with available cash.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2011, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.0% over the next twelve months, compared to a 2.3% increase at December 31, 2010.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At December 31, 2011, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 12.4% compared to an increase of 7.2% at December 31, 2010. In a 100 basis point falling rate environment, the model indicates an increase of 5.3%, compared to a decrease of 6.7% as of December 31, 2010. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Most of the increase in economic value of tangible equity year-over-year is as a result of changes in market values associated with certain deposit liabilities, specifically reflecting growth in non-interest bearing demand deposits and other transaction account types, while short term maturing CDs and the payoff of maturing FHLB borrowings also improved the total liability valuation. In a rising rate environment, non-interest bearing deposits and other low cost transaction accounts are worth more than in the current low interest rate environment or if rates were to drop by 100 basis points. For liabilities, this equates to a below cost fair market value as rates rise, which results in increased equity fair value.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control–Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2011, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of WesBanco, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

Pittsburgh, Pennsylvania

February 29, 2012

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

Pittsburgh, Pennsylvania

February 29, 2012

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2011	2010
ASSETS
Cash and due from banks, including interest bearing amounts of $10,929 and $21,894, respectively	$140,325	$79,136
Securities:
Available-for-sale, at fair value	1,016,340	957,481
Held-to-maturity (fair values of $621,472 and $465,902, respectively)	592,925	468,710

Total securities	1,609,265	1,426,191

Loans held for sale	6,084	10,800

Portfolio loans, net of unearned income	3,239,368	3,288,676
Allowance for loan losses	(54,810)	(61,051)

Net portfolio loans	3,184,558	3,227,625

Premises and equipment, net	82,204	85,928
Accrued interest receivable	19,268	20,536
Goodwill and other intangible assets, net	283,150	285,559
Bank-owned life insurance	110,074	106,502
Other assets	101,102	119,181

Total Assets	$5,536,030	$5,361,458

LIABILITIES
Deposits:
Non-interest bearing demand	$705,415	$591,052
Interest bearing demand	577,033	481,129
Money market	910,117	854,836
Savings deposits	596,549	530,701
Certificates of deposit	1,604,752	1,714,705

Total deposits	4,393,866	4,172,423

Federal Home Loan Bank borrowings	168,186	253,606
Other short-term borrowings	196,887	187,385
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,066	106,034

Total borrowings	471,139	547,025

Accrued interest payable	4,975	6,559
Other liabilities	32,260	28,588

Total Liabilities	4,902,240	4,754,595

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2011 and 2010; outstanding: 26,629,360 shares and 26,586,953 shares in 2011 and 2010, respectively	55,487	55,487
Capital surplus	191,679	191,987
Retained earnings	388,818	361,513
Treasury stock (4,488 and 46,895 shares in 2011 and 2010, respectively, at cost)	(96)	(1,063)
Accumulated other comprehensive income (loss)	(902)	131
Deferred benefits for directors	(1,196)	(1,192)

Total Shareholders’ Equity	633,790	606,863

Total Liabilities and Shareholders’ Equity	$5,536,030	$5,361,458

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED INCOME STATEMENTS

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Loans, including fees	$175,818	$189,380	$204,317
Interest and dividends on securities:
Taxable	36,034	35,375	38,651
Tax-exempt	12,109	11,408	14,010

Total interest and dividends on securities	48,143	46,783	52,661

Other interest income	206	365	386

Total interest and dividend income	224,167	236,528	257,364

INTEREST EXPENSE
Interest bearing demand deposits	1,814	2,561	2,921
Money market deposits	5,148	7,529	6,687
Savings deposits	1,505	2,242	2,385
Certificates of deposit	31,054	36,817	52,827

Total interest expense on deposits	39,521	49,149	64,820
Federal Home Loan Bank borrowings	7,199	12,721	21,849
Other short-term borrowings	4,823	4,774	6,971
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,259	3,792	5,352

Total interest expense	54,802	70,436	98,992

NET INTEREST INCOME	169,365	166,092	158,372
Provision for credit losses	35,311	44,578	50,372

Net interest income after provision for credit losses	134,054	121,514	108,000

NON-INTEREST INCOME
Trust fees	17,173	15,835	13,746
Service charges on deposits	18,629	20,645	24,372
Electronic banking fees	10,088	8,482	7,422
Net securities brokerage revenue	4,413	4,563	4,169
Bank-owned life insurance	3,566	4,505	4,623
Net gains on sales of mortgage loans	1,977	2,885	2,094
Net securities gains	963	3,362	6,046
Net losses on other real estate owned and other assets	(1,290)	(4,128)	(747)
Other income	4,369	3,450	2,864

Total non-interest income	59,888	59,599	64,589

NON-INTEREST EXPENSE
Salaries and wages	56,045	54,452	54,399
Employee benefits	17,949	18,315	19,957
Net occupancy	11,255	10,728	10,269
Equipment	8,745	9,914	10,726
Marketing	5,142	4,187	5,094
FDIC insurance	4,768	6,681	8,817
Amortization of intangible assets	2,410	2,729	3,110
Other operating expenses	33,981	34,146	37,276

Total non-interest expense	140,295	141,152	149,648

Income before provision for income taxes	53,647	39,961	22,941
Provision for (benefit of) income taxes	9,838	4,350	(992)

NET INCOME	$43,809	$35,611	$23,933

Preferred dividends and expense associated with unamortized discount and issuance costs	—	—	5,233

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$43,809	$35,611	$18,700

EARNINGS PER COMMON SHARE
Basic	$1.65	$1.34	$0.70
Diluted	$1.65	$1.34	$0.70

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,614,697	26,579,735	26,566,133
Diluted	26,615,281	26,580,293	26,567,291

DIVIDENDS DECLARED PER COMMON SHARE	$0.62	$0.56	$0.84

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2011, 2010 and 2009
	Preferred Stock (1)		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except shares and per share amounts)	Shares	Amount	Shares	Amount
January 1, 2009	75,000	$72,332	26,560,889	$55,487	$193,221	$344,403	$(1,661)	$(3,182)	$(1,229)	$659,371

Net income						23,933				23,933
Other comprehensive income (loss)								6,131		6,131

Total comprehensive income										30,064
Preferred dividends and amortization of discount		2,668				(5,233)				(2,565)
Common dividends declared ($0.84 per share)						(22,315)				(22,315)
Stock options exercised			6,764		(52)		163			111
Repurchase of preferred stock	(75,000)	(75,000)								(75,000)
Repurchase of common stock warrant					(950)					(950)
Deferred benefits for directors—net					49				(49)	—

December 31, 2009	—	$—	26,567,653	$55,487	$192,268	$340,788	$(1,498)	$2,949	$(1,278)	$588,716

Net income						35,611				35,611
Other comprehensive income (loss)								(2,818)		(2,818)

Total comprehensive income										32,793
Common dividends declared ($0.56 per share)						(14,886)				(14,886)
Stock options exercised			2,050		(14)		44			30
Restricted stock granted			17,250		(391)		391			—
Stock compensation expense					210					210
Deferred benefits for directors—net					(86)				86	—

December 31, 2010	—	$—	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863

Net income						43,809				43,809
Other comprehensive income (loss)								(1,033)		(1,033)

Total comprehensive income										42,776
Common dividends declared ($0.62 per share)						(16,504)				(16,504)
Stock options exercised			1,775		(13)		39			26
Restricted stock granted			40,632		(928)		928			—
Stock compensation expense					629					629
Deferred benefits for directors—net					4				(4)	—

December 31, 2011	—	$—	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

(1)	The preferred stock issued to the U.S. Treasury in the amount of $75 million was presented net of a discount of $2.7 million when issued in 2008. This preferred stock was repurchased in 2009, along with the related common stock warrant.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$43,809	$35,611	$23,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,238	6,851	7,589
Other net amortization	7,172	6,868	2,739
Provision for credit losses	35,311	44,578	50,372
Net securities gains	(963)	(3,362)	(6,046)
Net gains on sales of mortgage loans	(1,977)	(2,885)	(2,094)
Decrease (increase) in deferred income tax assets	874	(3,219)	(8,517)
Increase in cash surrender value of bank-owned life insurance—net	(3,572)	(2,865)	(2,408)
Loans originated for sale	(80,730)	(155,389)	(159,474)
Proceeds from the sale of loans originated for sale	87,423	156,914	155,982
Net change in: other assets and accrued interest receivable	5,300	20,079	(8,147)
Net change in: other liabilities and accrued interest payable	6,986	(4,377)	(14,176)
Other—net	2,829	5,264	1,681

Net cash provided by operating activities	108,700	104,068	41,434

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	20,050	136,086	542,120
Proceeds from maturities, prepayments and calls	468,902	422,734	395,495
Purchases of securities	(540,840)	(687,926)	(1,261,397)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	95,781	65,526	—
Purchases of securities	(223,953)	(109,094)	—
Net cash received from acquisitions	—	—	578,573
Net (increase) decrease in loans	(2,325)	126,241	86,655
Purchases of premises and equipment—net	(2,514)	(2,695)	(2,647)
Sale of portfolio loans—net	6,902	5,199	—

Net cash (used in) provided by investing activities	(177,997)	(43,929)	338,799

FINANCING ACTIVITIES
Increase (decrease) in deposits	221,543	198,479	(126,924)
Proceeds from Federal Home Loan Bank borrowings	—	20,000	—
Repayment of Federal Home Loan Bank borrowings	(85,080)	(261,802)	(98,021)
Increase (decrease) in other short-term borrowings	9,962	4,306	(61,856)
Decrease in federal funds	—	(5,000)	(47,000)
Repayment of junior subordinated debt	—	(5,000)	—
Repurchase of preferred stock	—	—	(75,000)
Repurchase of common stock warrant	—	—	(950)
Dividends paid to common and preferred shareholders	(15,965)	(14,883)	(28,896)
Treasury shares sold—net	26	30	111

Net cash provided by (used in) financing activities	130,486	(63,870)	(438,536)

Net increase (decrease) in cash and cash equivalents	61,189	(3,731)	(58,303)
Cash and cash equivalents at beginning of the year	79,136	82,867	141,170

Cash and cash equivalents at end of the year	$140,325	$79,136	$82,867

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$56,386	$73,085	$100,276
Income taxes paid	10,550	4,560	8,725
Transfers of loans to other real estate owned	2,765	8,046	8,514
Transfers of portfolio loans to loans held for sale	17,192	15,437	—
Transfers of available for sale securities to held to maturity securities at fair value	—	426,723	—

Summary of Business Acquisition
Fair value of tangible assets acquired	$—	$—	$600,257
Fair value of liabilities assumed	—	—	(603,086)
Contract payment in the acquisition	—	—	(20,693)

Goodwill and other intangibles recognized	$—	$—	$(23,522)

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 112 banking offices, one loan production office and 122 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has eight wholly-owned trust subsidiaries, (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 12, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns non-controlling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns which are not included in the Consolidated Financial Statements. Refer to Note 8, “Investments in Limited Partnerships” for further detail.

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

Cost method investments: Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) stock and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

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

Other-than-temporary impairment losses: An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. If WesBanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statement of Income. If WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if the impairment is other-than-temporary due to credit impairment. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the extent and duration of the decline in fair value, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If the impairment is to be considered temporary, the impairment is recognized in other comprehensive income in the Consolidated Balance Sheet. If the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and non-credit portions. The credit portion is recognized in the Consolidated Statement of Income. The non-credit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security and is recognized in other comprehensive income.

Loans and Loans Held for Sale—Loans are reported at the principal amount outstanding, net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at the lower of cost or estimated market value. Portfolio loans held for sale are recorded at the contractual sales price or third party valuation less selling costs.

Loan origination fees and direct costs are deferred and accreted or amortized into interest income or expense, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income or expense.

Loans are generally placed on non-accrual when they are 90 days past due unless the loan is well secured and in the process of collection. Loans may be returned to accrual status when a borrower has resumed paying principal and interest for a sustained period of at least six months and the Bank is reasonably assured of collecting the remaining contractual principal and interest. Loans are returned to accrual status at an amount equal to the principal balance of the loan at the time of non-accrual status less any payments applied to principal during the non-accrual period. Loans are reported as a troubled debt restructuring (“TDR”) when WesBanco for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Refer to the “TDR” policy below for additional detail.

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual loans and TDRs. WesBanco recognizes interest income on non-accrual loans on the cash basis only if recovery of principal is reasonably assured.

Consumer loans are charged down to the net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end revolving lines of credit. Residential real estate loans are charged down to the net realizable value of the collateral at 180 days past due. Commercial loans are charged down to the net realizable value when it is determined that WesBanco will be unable to collect the principal amount in full. Loans are reclassified to other assets at the net realizable value when foreclosure or repossession of the collateral occurs. Refer to the “Other Real Estate Owned and Repossessed Assets” policy below for additional detail.

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

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual loans or TDRs are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of qualitative factors as discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade using a migration analysis that categorizes each charged off loan based on its risk grade twelve months prior to the charge-off. Historical loss rates for residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each of those categories of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that historical loss rates for the most recent twelve month period are generally the most indicative of probable losses in the portfolio. However, management calculates annualized historical loss rates for multiple periods ranging from the most recent three months to the last five years and periodically evaluates the loss rates for each of the periods to assess trends in loss rates over time. In the event that loss rates for a period other than the most recent twelve months is considered more appropriate due to observable data, the loss rates used in the determination of the allowance for credit losses is adjusted.

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

TDRs—A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest. All TDRs are considered impaired loans.

When determining whether a debtor is experiencing financial difficulties consideration is given to any known default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification. Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt (including principal & interest) in accordance with the contractual terms for the foreseeable future, without a modification. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of that collateral is considered in determining whether the principal will be paid.

In general, a debtor that can obtain funds from sources other than its existing creditors at market interest rates at or near those for non-troubled debt is not involved in a TDR. A restructuring that results in only a delay in payment that is insignificant is not a concession, for example, if the amounts of restructured payments subject to delay are insignificant relative to the unpaid principal or collateral value of the debt. Additionally, the delay in the timing of a restructured payment period that is insignificant relative to the frequency of payments due, the debt’s original contractual maturity, or the debt’s original expected duration is not a concession.

The restructuring of a loan does not have a material effect on the allowance or provision for credit losses as the internal risk grade of a loan has more influence on the allowance than the classification of a loan as a TDR. The internal risk rating is the primary factor for establishing the allowance for commercial loans, including commercial real estate except for loans that are individually evaluated for impairment, in which case a specific reserve is established pursuant to GAAP, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans.

Non-accrual loans that are restructured remain on non-accrual, but may move to accrual status after they have performed according to the restructured terms for a period of time. TDRs on accrual status generally remain on accrual status as long as they continue to perform in accordance with their modified terms. TDRs may also be placed on nonaccrual if they do not perform in accordance with the restructured terms. Loans may be removed from TDR status after they have performed according to the renegotiated terms for a period of time if the interest rate under the modified terms is at or above market, or if the loan returns to its original terms.

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

Interest Rate Lock Commitments—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For all IRLC issued in connection with potential loans intended for sale, which consist primarily of originated fixed rate residential home mortgage loans, the Bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk during the period between the IRLC and loan funding. The IRLC is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and an investor. Both the IRLC and the corresponding forward sales contract for each customer are considered a derivative. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at the lower of cost or market as “Loans Held for Sale” in the Consolidated Balance Sheets.

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

Earnings Per Common Share—Earnings per common share is computed after recognition of preferred stock dividend requirements. Basic earnings per common share (“EPS”) are calculated by dividing net income available to common shareholders, which is net of preferred dividends, by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares which would be issued assuming the exercise of common stock options and outstanding warrants. Restricted stock shares are recorded as issued and outstanding upon their grant and therefore are included in the weighted-average shares outstanding.

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

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization or accretion of actuarial gains and losses.

Recent Accounting Pronouncements—In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, including instruments and transactions subject to master netting arrangements. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with existing GAAP or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In September 2011, the FASB issued an accounting pronouncement to simplify how an entity tests goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under previous guidance an entity was required to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value was less than its carrying amount, then the second step of the test was performed to measure the amount of the impairment loss. Under the new accounting pronouncement an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements. WesBanco did not elect to adopt this pronouncement early.

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, an amendment to the June 2011 accounting pronouncement was issued to defer the presentation of the effect of reclassification adjustments on net income and other comprehensive income. Both pronouncements should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements. WesBanco did not elect to adopt this pronouncement early.

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

In April 2011, the FASB issued an accounting pronouncement which clarifies when a loan modification or restructuring is considered a TDR. The new pronouncement also requires new disclosures relating to TDRs. The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively. The provisions of this pronouncement did not change the amount of WesBanco’s receivables that are considered TDRs but it did expand the related disclosures on TDRs. The adoption of this pronouncement did not have a material impact on WesBanco’s financial condition and results of operations.

In July 2010, the FASB issued an accounting pronouncement to improve disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators disaggregated by portfolio segment and class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The effect of this pronouncement is included in these notes to the financial statements, and the adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2011	2010	2009
Numerator for both basic and diluted earnings per common share:
Net Income	$43,809	$35,611	$23,933
Less: Preferred dividends and expense associated with unamortized discount and issuance costs	—	—	(5,233)

Net income available to common shareholders	$43,809	$35,611	$18,700

Denominator:
Total average basic common shares outstanding	26,614,697	26,579,735	26,566,133
Effect of dilutive stock options	584	558	1,158

Total diluted average common shares outstanding	26,615,281	26,580,293	26,567,291

Earnings per common share—basic	$1.65	$1.34	$0.70
Earnings per common share—diluted	$1.65	$1.34	$0.70

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

NOTE 3. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$197,898	$834	$(12)	$198,720	$367,150	$1,436	$(5,451)	$363,135
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	579,430	9,244	(582)	588,092	344,787	9,412	(854)	353,345
Obligations of states and political subdivisions	171,782	8,664	(13)	180,433	208,198	4,321	(1,711)	210,808
Corporate debt securities	45,002	107	(1,043)	44,066	25,775	12	(204)	25,583

Total debt securities	$994,112	$18,849	$(1,650)	$1,011,311	$945,910	$15,181	$(8,220)	$952,871
Equity securities	4,179	851	(1)	5,029	3,787	823	—	4,610

Total available-for-sale securities	$998,291	$19,700	$(1,651)	$1,016,340	$949,697	$16,004	$(8,220)	$957,481

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$247,938	$7,223	$(87)	$255,074	$202,062	$1,721	$(14)	$203,769
Other residential collateralized mortgage obligations	783	9	(1)	791	1,224	14	—	1,238
Obligations of states and political subdivisions	342,752	21,459	(138)	364,073	263,973	973	(5,592)	259,354
Corporate debt securities	1,452	82	—	1,534	1,451	90	—	1,541

Total held-to-maturity securities	$592,925	$28,773	$(226)	$621,472	$468,710	$2,798	$(5,606)	$465,902

Total securities	$1,591,216	$48,473	$(1,877)	$1,637,812	$1,418,407	$18,802	$(13,826)	$1,423,383

At December 31, 2011 and 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2011. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2011
(in thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Available-for-sale
Other government agencies	$—	$17,665	$25,726	$155,329	$198,720
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	13,308	557,570	15,958	1,256	588,092
Obligations of states and political subdivisions	5,702	53,326	72,916	48,489	180,433
Corporate debt securities	5,315	32,226	1,592	4,933	44,066
Equity securities	—	—	—	5,029	5,029

Total available-for-sale securities	$24,325	$660,787	$116,192	$215,036	$1,016,340

Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$5,498	$199,444	$50,013	$119	$255,074
Other residential collateralized mortgage obligations (1)	—	791	—	—	791
Obligations of states and political subdivisions	5,197	7,786	49,812	301,278	364,073
Corporate debt securities	—	—	—	1,534	1,534

Total held-to-maturity securities	$10,695	$208,021	$99,825	$302,931	$621,472

Total securities	$35,020	$868,808	$216,017	$517,967	$1,637,812

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on current estimated average lives.
(2)	The held-to-maturity portfolio is carried at an amortized cost of $592.9 million.

Securities with aggregate par values of $666.9 million and $621.4 million at December 31, 2011 and 2010, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $20.1 million, $136.1 million and $272.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of December 31, 2011 and 2010 were $11.3 million and $4.9 million, respectively. Gross security gains on available-for-sale securities of $1.1 million, $3.4 million and $6.3 million were realized for the years ended December 31, 2011, 2010 and 2009, respectively. Gross security losses on available-for-sale securities of $100 thousand, $41 thousand, and $293 thousand were realized for the years ended December 31, 2011, 2010 and 2009, respectively, primarily due to other-than-temporary impairment losses.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2011 and 2010:

	December 31, 2011
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$24,486	$(12)	7	$—	$—	—	$24,486	$(12)	7
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	133,106	(646)	34	795	(23)	2	133,901	(669)	36
Other residential collateralized mortgage obligations	185	(1)	1	—	—	—	185	(1)	1
Obligations of states and political subdivisions	14,443	(146)	20	1,902	(5)	4	16,345	(151)	24
Corporate debt securities	19,763	(145)	11	13,103	(898)	5	32,866	(1,043)	16
Equity securities	4	(1)	2	—	—	—	4	(1)	2

Total temporarily impaired securities	$191,987	$(951)	75	$15,800	$(926)	11	$207,787	$(1,877)	86

	December 31, 2010
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$190,252	$(5,451)	21	$—	$—	—	$190,252	$(5,451)	21
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	97,174	(855)	20	578	(13)	1	97,752	(868)	21
Obligations of states and political subdivisions	223,324	(7,290)	255	342	(13)	2	223,666	(7,303)	257
Corporate debt securities	20,033	(204)	8	—	—	—	20,033	(204)	8

Total temporarily impaired securities	$530,783	$(13,800)	304	$920	$(26)	3	$531,703	$(13,826)	307

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $21.9 million and $28.0 million at December 31, 2011 and 2010, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

On February 22, 2012, the FHLB of Pittsburgh announced that it would pay a dividend on the average capital stock balance held during the three month period ended December 31, 2011 at an annualized rate of 0.10% for the first time since late 2008. They also will continue to partially repurchase certain amounts of excess stock held by member banks. Such repurchase was also suspended in late 2008 and partially restored five quarters ago. However, the FHLB also noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. The FHLB of Pittsburgh stock owned by WesBanco totaling $20.4 million and $25.0 million at December 31, 2011 and 2010, respectively, does not have a readily determinable fair value, and is held primarily to serve as collateral on FHLB borrowings. Although the FHLB of Pittsburgh did not pay a dividend in 2011 and only partially lifted the suspension on the repurchase of excess capital stock, they are meeting their current debt obligations, have continued to exceed all required capital ratios, announced the payment of a dividend in 2012, and have remained in compliance with statutory and regulatory requirements. Accordingly, as of December 31, 2011, WesBanco believes that sufficient evidence exists to conclude that its investment in FHLB stock was not impaired. At December 31, 2011, WesBanco held excess capital stock of $5.8 million that remains to be repurchased by the FHLB of Pittsburgh. The FHLB of Pittsburgh stock balance declined from December 31, 2010 to December 31, 2011 due to stock repurchases of $4.6 million.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.1 million at December 31, 2011 and 2010, respectively.

The following table presents the recorded investment in loans by category:

(in thousands)	December 31, 2011	December 31, 2010
Commercial real estate:
Land and construction	$175,867	$154,841
Improved Property	1,509,698	1,602,408

Total commercial real estate	1,685,565	1,757,249

Commercial and industrial	426,315	412,726
Residential real estate	621,383	608,693
Home equity	251,785	249,423
Consumer	254,320	260,585

Total portfolio loans	3,239,368	3,288,676

Loans held for sale	6,084	10,800

Total loans	$3,245,452	$3,299,476

The following table summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31,
	2011								2010	2009
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total	Total	Total
Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051	$61,160	$49,803
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404	195	368

Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355	50,171

Provision for credit losses:
Provision for loan losses	7,436	12,385	8,799	3,940	571	2,753	363	36,247	43,369	50,545
Provision for loan commitments	(963)	(264)	258	3	19	11	—	(936)	1,209	(173)

Total provision for credit losses	6,473	12,121	9,057	3,943	590	2,764	363	35,311	44,578	50,372

Charge-offs	(7,494)	(19,466)	(9,087)	(4,627)	(798)	(4,037)	(936)	(46,445)	(46,367)	(41,085)
Recoveries	199	993	909	375	116	1,053	312	3,957	2,889	1,897

Net charge-offs	(7,295)	(18,473)	(8,178)	(4,252)	(682)	(2,984)	(624)	(42,488)	(43,478)	(39,188)

Balance at end of period:
Allowance for loan losses	4,842	24,748	11,414	5,638	1,962	5,410	796	54,810	61,051	61,160
Allowance for loan commitments	74	21	323	4	33	13	—	468	1,404	195

Total ending allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278	$62,455	$61,355

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total
December 31, 2011
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,788	$1,565	$—	$—	$—	$—	$—	$3,353
Allowance for loans collectively evaluated for impairment	3,054	23,183	11,414	5,638	1,962	5,410	796	51,457
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278

Portfolio loans:
Individually evaluated for impairment (1)	$10,815	$18,028	$—	$—	$—	$—	$—	$28,843
Collectively evaluated for impairment	165,052	1,491,670	426,315	621,383	251,785	254,320	—	3,210,525

Total portfolio loans	$175,867	$1,509,698	$426,315	$621,383	$251,785	$254,320	$—	$3,239,368

December 31, 2010
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$2,246	$4,674	$—	$—	$—	$—	$—	$6,920
Allowance for loans collectively evaluated for impairment	2,455	26,162	10,793	5,950	2,073	5,641	1,057	54,131
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404

Total allowance for credit losses	$5,738	$31,121	$10,858	$5,951	$2,087	$5,643	$1,057	$62,455

Portfolio loans:
Individually evaluated for impairment (1)	$8,109	$36,354	$—	$—	$—	$—	$—	$44,463
Collectively evaluated for impairment	146,732	1,566,054	412,726	608,693	249,423	260,585	—	3,244,213

Total portfolio loans	$154,841	$1,602,408	$412,726	$608,693	$249,423	$260,585	$—	$3,288,676

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Commercial real estate—land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings. Commercial real estate—improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’ debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’ specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans.

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

Substandard and doubtful loans are equivalent to the classifications used by banking regulators. Substandard loans are inadequately protected by the current repayment capacity and equity of the borrower or collateral pledged, if any. Substandard loans have one or more well-defined weaknesses that jeopardize their repayment or collection in full. These loans may or may not be reported as non-accrual. Doubtful loans have all the weaknesses inherent to a substandard loan with the added characteristic that full repayment is highly questionable or improbable on the basis of currently existing facts, conditions and collateral values. However, recognition of loss may be deferred if there are reasonably specific pending factors that will reduce the risk if they occur.

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2011
Excellent—minimal risk	$625	$448	$51,923	$52,996
Good—desirable risk	40,278	593,563	185,745	819,586
Fair—acceptable risk	97,077	727,594	156,459	981,130
Criticized—marginal	19,701	107,433	14,061	141,195
Classified—substandard	18,186	80,660	18,127	116,973
Classified—doubtful	—	—	—	—

Total	$175,867	$1,509,698	$426,315	$2,111,880

As of December 31, 2010
Excellent—minimal risk	$559	$170	$55,203	$55,932
Good—desirable risk	28,592	597,484	168,574	794,650
Fair—acceptable risk	75,446	776,115	147,616	999,177
Criticized—marginal	26,411	136,677	16,817	179,905
Classified—substandard	23,833	91,962	24,516	140,311
Classified—doubtful	—	—	—	—

Total	$154,841	$1,602,408	$412,726	$2,169,975

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $18.2 million at December 31, 2011 and $18.3 million at December 31, 2010, of which $4.2 million and $6.6 million were accruing, for each period respectively.

The following table summarizes the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2011
Commercial real estate:
Land and construction	$166,322	$1,391	$127	$8,027	$9,545	$175,867	$—
Improved property	1,486,001	4,485	3,446	15,766	23,697	1,509,698	18

Total commercial real estate	1,652,323	5,876	3,573	23,793	33,242	1,685,565	18
Commercial and industrial	417,341	1,624	333	7,017	8,974	426,315	939
Residential real estate	601,541	5,742	1,186	12,914	19,842	621,383	2,881
Home equity	247,771	1,843	447	1,724	4,014	251,785	498
Consumer	247,736	4,469	1,030	1,085	6,584	254,320	799

Total portfolio loans	3,166,712	19,554	6,569	46,533	72,656	3,239,368	5,135
Loans held for sale	6,084	—	—	—	—	6,084	—

Total loans	$3,172,796	$19,554	$6,569	$46,533	$72,656	$3,245,452	$5,135

Non-performing loans included above are as follows:
Non-accrual loans	$12,377	$1,629	$2,818	$40,668	$45,115	$57,492
TDRs accruing interest (1)	26,893	1,434	354	730	2,518	29,411

As of December 31, 2010
Commercial real estate:
Land and construction	$150,190	$429	$311	$3,911	$4,651	$154,841	$277
Improved property	1,579,400	4,365	2,956	15,687	23,008	1,602,408	692

Total commercial real estate	1,729,590	4,794	3,267	19,598	27,659	1,757,249	969
Commercial and industrial	401,344	3,530	1,402	6,450	11,382	412,726	95
Residential real estate	588,212	2,084	5,704	12,693	20,481	608,693	4,535
Home equity	245,346	1,665	658	1,754	4,077	249,423	1,126
Consumer	253,407	4,898	1,122	1,158	7,178	260,585	958

Total portfolio loans	3,217,899	16,971	12,153	41,653	70,777	3,288,676	7,683
Loans held for sale	10,800	—	—	—	—	10,800	—

Total loans	$3,228,699	$16,971	$12,153	$41,653	$70,777	$3,299,476	$7,683

Non-performing loans included above are as follows:
Non-accrual loans	$11,011	$796	$3,207	$33,806	$37,809	$48,820
TDRs accruing interest (1)	46,972	57	290	164	511	47,483

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

Impaired Loans—A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally included all non-accrual loans and TDRs.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection.

Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2011			December 31, 2010
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment (2)	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment (2)	Related Allowances
With no related allowance recorded:
Commercial real estate:
Land and construction	$19,733	$14,731	$—	$8,467	$7,047	$—
Improved property	38,629	34,352	—	34,270	31,571	—
Commercial and industrial	11,536	9,078	—	8,935	8,006	—
Residential real estate	18,038	16,221	—	15,260	14,131	—
Home equity	1,465	1,331	—	855	755	—
Consumer	344	289	—	336	302	—

Total impaired loans without a related allowance	89,745	76,002	—	68,123	61,812	—

With an allowance recorded:
Commercial real estate:
Land and construction	2,813	2,813	1,788	8,109	8,109	2,246
Improved property	8,388	8,088	1,565	27,323	27,323	4,674
Commercial and industrial	—	—	—	—	—	—

Total impaired loans with an allowance	11,201	10,901	3,353	35,432	35,432	6,920

Total impaired loans	$100,946	$86,903	$3,353	$103,555	$97,244	$6,920

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.
(2)	Total impaired loans as of December 31, 2011 include non-accrual loans of $57.5 million and TDRs accruing interest of $29.4 million. Total impaired loans as of December 31, 2010 include non-accrual loans of $48.8 million and TDRs accruing interest of $47.5 million.

	Impaired Loans
	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Land and construction	$11,541	$447	$4,605	$203
Improved property	33,534	890	31,865	918
Commercial and industrial	9,088	222	9,313	159
Residential real estate	14,673	307	16,523	286
Home equity	1,092	6	938	5
Consumer	240	4	358	9

Total impaired loans without a related allowance	70,168	1,876	63,602	1,580

With an allowance recorded:
Commercial real estate:
Land and construction	4,383	35	9,701	274
Improved property	17,325	301	16,833	1,362
Commercial and industrial	736	—	1,621	—

Total impaired loans with an allowance	22,444	336	28,155	1,636

Total impaired loans	$92,612	$2,212	$91,757	$3,216

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2011	December 31, 2010
Commercial real estate:
Land and construction	$10,135	$4,391
Improved property	25,122	24,833

Total commercial real estate	35,257	29,224

Commercial and industrial	8,238	7,933
Residential real estate	12,377	10,688
Home equity	1,331	755
Consumer	289	220

Total	$57,492	$48,820

(1)	Total non-accrual loans include $17.3 million and $9.9 million as of December 31, 2011 and 2010, respectively of loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2011			December 31, 2010
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total
Commercial real estate:
Land and construction	$7,410	$5,662	$13,072	$10,764	$327	$11,091
Improved property	17,318	8,398	25,716	33,122	7,628	40,750

Total commercial real estate	24,728	14,060	38,788	43,886	7,955	51,841

Commercial and industrial	839	2,514	3,353	73	1,318	1,391
Residential real estate	3,844	713	4,557	3,443	591	4,034
Home equity	—	—	—	—	—	—
Consumer	—	—	—	81	—	81

Total	$29,411	$17,287	$46,698	$47,483	$9,864	$57,347

As of December 31, 2011, there were twelve TDRs greater than $1.0 million representing $24.0 million or 51.4% of total TDRs comprised of four commercial real estate land and construction loans and eight commercial real estate improved property loans with specific reserves of $2.9 million. The concessions granted in the majority of the top twelve TDRs were either extensions of maturity combined with interest only for a period of less than a year, or a reduction in payments through an extension of maturity date by re-amortizing principal and interest.

The following table presents details related to loans identified as TDRs during the year ended December 31, 2011:

	New TDRs (1) For the Year Ended December 31, 2011
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	7	$4,482	$4,205
Improved property	33	7,586	6,306

Total commercial real estate	40	12,068	10,511

Commercial and industrial	17	3,940	2,507
Residential real estate	8	872	876
Home equity	—	—	—
Consumer	—	—	—

Total	65	$16,880	$13,894

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

For the twelve months ended December 31, 2011 there were three contracts restructured greater than $1 million, representing approximately $4.2 million at December 31, 2011, one of which was accruing interest.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the year ended December 31, 2011 that were restructured within the last twelve months prior to December 31, 2011:

	Defaulted TDRs (1) For the Year Ended December 31, 2011
(dollars in thousands)	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	1	$141
Improved property	7	1,089

Total commercial real estate	8	1,230

Commercial and industrial	3	634
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

Total	11	$1,864

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2011.

TDRs that defaulted during the twelve month period and that were restructured within the last twelve months represented 4.0% of the total TDR balance at December 31, 2011. Generally these loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At December 31, 2011, only two loans in the table above were accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Average impaired loans	$92,612	$91,757	$73,994
Amount of contractual interest income on impaired loans	4,727	6,363	5,940
Amount of interest income recognized on impaired loans	2,130	3,152	2,078

WesBanco had unfunded commitments to debtors whose loans were classified as TDRs of $25 thousand and $1.4 million at December 31, 2011 and 2010, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2011	2010
Other real estate owned	$2,786	$7,724
Repossessed assets	243	345

Total other real estate owned and repossessed assets	$3,029	$8,069

NOTE 5. LOANS SERVICED FOR OTHERS AND MORTGAGE SERVICING RIGHTS

As of December 31, 2011 and 2010, WesBanco serviced loans for others aggregating approximately $157.7 million and $206.8 million, respectively. Such loans are not included in the Consolidated Balance Sheets. At December 31, 2011, WesBanco held custodial funds of $1.7 million relating to the servicing of residential real estate loans, which are included in deposits in the Consolidated Balance Sheets. These custodial deposits represent funds due to investors on mortgage loans serviced by WesBanco and customer funds held for real estate taxes and insurance.

At December 31, 2011 and 2010, the unamortized balance of mortgage servicing rights (MSRs) related to these loans was approximately $1.8 million and $2.3 million, respectively, which approximate fair value. A valuation allowance of $0.3 million and $0.5 million was recorded at December 31, 2011 and 2010, respectively, as the fair value of certain loan pools was less than their carrying value. Amortization of MSRs was $0.6 million, $0.8 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2011	2010
Land and improvements	$24,177	$24,020
Buildings and improvements	96,914	96,468
Furniture and equipment	71,256	69,560

Total cost	192,347	190,048
Accumulated depreciation and amortization	(110,143)	(104,120)

Total premises and equipment, net	$82,204	$85,928

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2011, 2010 and 2009 was $6.2 million, $6.8 million and $7.6 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $2.4 million, $2.2 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$1,765
2013	1,567
2014	1,274
2015	1,147
2016	894
2017 and thereafter	6,371

Total	$13,018

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $274.1 million at December 31, 2011 and 2010. WesBanco’s other intangible assets of $9.1 million and $11.5 million at December 31, 2011 and 2010, respectively, primarily consist of core deposit and other customer list intangibles which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of other intangible assets totaled $2.4 million, $2.7 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were no events or changes in circumstances indicating impairment of identifiable intangibles as of December 31, 2011.

WesBanco completed its annual goodwill impairment test as of November 30, 2011 and determined that goodwill was not impaired. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. Management concluded that goodwill was not impaired as of December 31, 2011.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2011	2010
Other intangible assets:
Gross carrying amount	$33,375	$33,375
Accumulated amortization	(24,283)	(21,873)

Net carrying amount of other intangible assets	$9,092	$11,502

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2012	$2,088
2013	1,573
2014	1,286
2015	1,069
2016	894

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. Investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. At December 31, 2011 and 2010, WesBanco had $4.3 million and $5.2 million, respectively, invested in these partnerships. WesBanco also recognizes the unconditional unfunded equity contributions of $0.7 million and $1.1 million at December 31, 2011 and 2010, respectively, in other liabilities. For the years ended December 31, 2011, 2010 and 2009, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $0.9 million, $1.0 million, and $1.0 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $1.0 million, for each of the years ended December 31, 2011, 2010 and 2009, respectively.

WesBanco is also a limited partner in eight other limited partnerships which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2011 and 2010, WesBanco had $3.5 million invested in these partnerships, which are recorded in other assets using the equity method. For the years ended December 31, 2011, 2010 and 2009, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $60 thousand, $0.1 million and $0.1 million, respectively.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $797.0 million and $791.7 million as of December 31, 2011 and 2010, respectively. Interest expense on certificates of deposit of $100 thousand or more was $13.6 million, $15.2 million and $20.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2012	$683,614
2013	463,520
2014	203,535
2015	174,426
2016	70,099
2017 and thereafter	9,558

Total	$1,604,752

NOTE 10. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2011 and 2010, WesBanco had FHLB borrowings of $168.2 million and $253.6 million, respectively, with a weighted-average interest rate of 3.58% and 3.64%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $21.9 million at December 31, 2011 and $28.0 million at December 31, 2010 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2011 and 2010 was estimated to be approximately $1.0 billion.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $168.2 million outstanding at December 31, 2011, $106.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2011 based on their contractual maturity dates and effective interest rates:

(dollars in thousands)	Scheduled Maturity	Weighted Average Rate
Year
2012	$76,524	3.64%
2013	50,280	3.27%
2014	16,187	3.40%
2015	926	4.69%
2016	136	4.35%
2017 and thereafter	24,133	4.09%

Total	$168,186	3.58%

NOTE 11. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	December 31,
(in thousands)	2011	2010
Securities sold under agreements to repurchase	$193,752	$185,079
Treasury tax and loan notes and other	3,135	2,306

Total	$196,887	$187,385

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2011	2010	2009
Outstanding balance at year end	$193,752	$185,079	$180,947
Average balance during the year	191,697	179,011	219,353
Maximum month-end balance during the year	209,644	192,529	228,654
Average interest cost at year end	2.53%	2.61%	2.67%
Average interest cost during the year	2.52%	2.67%	3.22%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. In addition, $92.0 million of the balance outstanding at December 31, 2011 was transacted with other banks, of which $50.0 million of such agreements are callable, and have fixed rates for the remainder of the agreements.

The revolving line of credit, which is a senior obligation of the parent company, was renewed with a correspondent bank on August 1, 2011. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million and matures on July 31, 2012. There were no outstanding balances as of December 31, 2011 or 2010.

NOTE 12. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

WesBanco Capital Trust II, WesBanco Capital Statutory Trust III, and WesBanco Capital Trusts IV, V and VI, and Oak Hill Capital Trusts 2, 3 and 4, (the “Trusts”) are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco and the former Oak Hill Financial, Inc., acquired by WesBanco in 2007, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Trusts 2 and 3 were organized in 2004 and Trust 4 was organized in 2005.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier 1 instruments at December 31, 2011, but no such securities issued in the future will count as Tier 1 capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2011:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	4,870	155	5,025	6/30/2035	6/30/2015

Total trust preferred securities	$102,870	$3,196	$106,066

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.73% through March 31, 2012, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.67% through March 26, 2012, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 3.21% through March 17, 2012, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 2.33% through March 17, 2012, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.80% through January 18, 2012, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.70% through January 18, 2012, adjustable quarterly.
(7)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60% thereafter, adjustable quarterly.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2011	2010
Accumulated benefit obligation at end of year	$68,980	$59,807

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$66,561	$58,588
Service cost	2,580	2,329
Interest cost	3,636	3,516
Actuarial loss	6,233	4,534
Benefits paid	(2,507)	(2,406)

Projected benefit obligation at end of year	$76,503	$66,561

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$69,625	$59,024
Actual return on plan assets	712	10,007
Employer contribution	5,000	3,000
Benefits paid	(2,507)	(2,406)

Fair value of plan assets at end of year	$72,830	$69,625

Amounts recognized in the statement of financial position:
Funded status	$(3,673)	$3,064

Net amounts recognized as (payable) prepaid pension costs in the consolidated balance sheets	$(3,673)	$3,064

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$318	$377
Unrecognized net loss	23,799	13,892

Net amounts recognized in accumulated other comprehensive income (before tax)	$24,117	$14,269

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.11%	5.53%
Rate of compensation increase	3.00%	3.00%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$2,580	$2,329	$2,397
Interest cost	3,636	3,516	3,347
Expected return on plan assets	(5,663)	(4,801)	(3,778)
Amortization of prior service cost	59	(117)	(117)
Amortization of net loss	1,276	1,215	1,904

Net periodic pension cost	$1,888	$2,142	$3,753

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain) for period	$11,183	$(671)	$(4,732)
Amortization of prior service cost	(59)	117	117
Amortization of net loss	(1,276)	(1,215)	(1,904)

Total recognized in other comprehensive income	$9,848	$(1,769)	$(6,519)

Total recognized in net periodic pension cost and other comprehensive income	$11,736	$373	$(2,766)

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.53%	6.20%	6.25%
Rate of compensation increase	3.00%	3.25%	3.25%
Expected long-term return on assets	8.25%	8.25%	8.25%

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into the net periodic pension costs over the next fiscal year are $2.1 million and $45 thousand, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period of approximately 11 years.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class. For 2012, this rate will decrease to 7.75% due to anticipated market returns for the Plan’s mix of assets as discussed below.

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

There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2011 and 2010 the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $1.1 million and $1.0 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2011	December 31,
		2011	2010
Asset Category:
Equity securities	50 - 75%	70%	70%
Debt securities	25 - 50%	28%	27%
Cash and cash equivalents	0 - 25%	2%	3%

Total		100%	100%

The fair values of the WesBanco’s pension plan assets at December 31, 2011, by asset category are as follows:

		December 31, 2011
		Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets
Registered investment companies	$2,918	$2,918	$—	$—
Equity securities	49,817	49,817	—	—
Corporate debt securities	11,754	—	11,754	—
Municipal obligations	1,353	—	1,353	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	6,714	—	6,714	—

Total defined benefit pension plan assets (1)	$72,556	$52,735	$19,821	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to and due from brokers to arrive at net assets available for benefits of $72,830.

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

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2012 and as of December 31, 2011 has not determined the amount of any voluntary contribution it may make in 2012.

The following table presents estimated benefits to be paid in each of next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2012	$2,632
2013	2,829
2014	3,001
2015	3,276
2016	3,564
2017 to 2021	22,862

Employee Stock Ownership and 401(k) Plan (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the three years ended December 31, 2011, 2010 and 2009, respectively, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2011, the KSOP held 732,999 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $1.5 million, $1.7 million, and $1.7 million in 2011, 2010 and 2009, respectively.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive Bonus, a Stock Option component, and a Restricted Stock component. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the plan in which the award is earned through the attainment of certain performance goals or on a time-based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. WesBanco had 806,437 and 913,319 shares remaining for future issuance under equity compensation plans at December 31, 2011 and 2010, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $1.2 million, $1.1 million and $0.3 million for 2011, 2010, and 2009, respectively. There was no Long-Term Incentive Bonus granted for any of these periods.

Stock Options

On May 18, 2011, WesBanco granted 66,250 stock options to selected participants, including certain named executive officers at an exercise price of $19.76 per share. The options granted in 2011 are service-based and vest in two equal installments on December 31, 2011 and December 31, 2012 and expire seven years from the date of grant.

Compensation expense for the stock option component of the Plan was $0.2 million and $0.1 million in 2011 and 2010, respectively. No compensation expense was recognized in 2009. At December 31, 2011, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.1 million with an expense recognition period of 1.0 year remaining. The maximum term of options granted under WesBanco’s stock option plan is ten years from the original grant date.

The total intrinsic value of options exercised for each of the years ended December 31, 2011 and 2010 was less than $0.1 million. The cash received and related tax benefit realized from stock options exercised at December 31, 2011 and 2010 was immaterial. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2011	2010	2009
Weighted-average life	4.7 Years	4.6 Years	N/A
Risk-free interest rate	1.74%	1.96%	N/A
Dividend yield	3.04%	2.91%	N/A
Volatility factor	30.20%	30.60%	N/A
Fair value of the grants	$4.01	$4.06	N/A

The weighted-average life assumption is an estimate of the length of time that an employee might hold an option before option exercise, option expiration or employment termination. The weighted-average life assumption was developed using historical experience. WesBanco used a weighted historical volatility of its common stock price over the weighted average life prior to each issuance as the volatility factor assumption adjusted for abnormal returns during certain periods, and current and future dividend payment expectations for the dividend assumption.

The following table shows the activity for the Stock Option component of the Plan:

	For the year ended December 31, 2011
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	406,711	$23.48
Granted during the year	66,250	19.76
Exercised during the year	(1,775)	11.59
Forfeited or expired during the year	(62,493)	21.25

Outstanding at end of the year	408,693	$23.27

Exercisable at year end	375,943	$23.57

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was immaterial.

The following table shows the average remaining life of the stock options at December 31, 2011:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2002	119,558	$23.96	119,558	$23.96	0.89
2004	46,000	26.60	46,000	26.60	2.38
2005 (1)	3,775	17.22	3,775	17.22	1.89
2007 (2)	7,035	24.25 to 29.63	7,035	28.38	2.74
2007	41,500	30.75	41,500	30.75	2.38
2008	69,400	21.72	69,400	21.72	3.39
2010	55,925	19.27	55,925	19.27	5.39
2011	32,750	19.76	65,500	19.76	6.38

Total	375,943	$17.22 to $30.75	408,693	$23.27	3.17

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton Financial Corporation.
(2)	Remaining options assumed in the November 30, 2007 acquisition of Oak Hill Financial, Inc.

Restricted Stock

On May 18, 2011, WesBanco granted 35,850 shares of restricted stock to certain executive officers. The restricted shares are service-based and vest 24 months from the date of grant. The fair value of the restricted stock granted was $19.76 per share, which was the closing price of WesBanco’s common stock on May 17, 2011. In addition, on March 3, 2011, WesBanco granted 4,782 shares of restricted stock under an executive officer’s employment agreement. The restricted shares vest in equal installments on March 3, 2012, 2013 and 2014. The fair value of the restricted stock granted was $20.44 per share, which was the closing price of WesBanco’s common stock on March 2, 2011. Compensation expense relating to the restricted stock was $0.4 million and $0.1 million in 2011 and 2010, respectively. At December 31, 2011, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $0.6 million with an expense recognition period of 1.1 years remaining. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends to participants.

The following table shows the activity for the Restricted Stock component of the Plan:

For the year ended December 31, 2011	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2011	17,250	$19.27
Granted during the year	40,632	19.84
Vested during the year	—	—
Forfeited or expired during the year	—	—

Non-vested at end of the year	57,882	$19.67

NOTE 14. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, postage, consulting fees, other real estate owned and foreclosure expenses, legal fees, communications, ATM expenses, supplies, restructuring and merger-related expenses and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Miscellaneous franchise and other taxes	$5,334	$5,784	$5,425
Postage	3,201	3,516	3,626
Consulting, regulatory and advisory fees	3,599	3,423	4,466
Other real estate owned and foreclosure expenses	3,188	3,262	1,648
Legal fees	2,888	2,749	2,702
Communications	2,600	2,731	2,959
ATM and interchange expenses	2,921	2,669	3,387
Supplies	2,440	2,402	2,443
Restructuring and merger-related expenses	—	175	1,815
Other	7,810	7,435	8,805

Total other operating expenses	$33,981	$34,146	$37,276

NOTE 15. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Net tax-exempt interest income on securities of state and political subdivisions	(9.6)%	(12.4)%	(24.8)%
State income taxes, net of federal tax effect	1.3%	1.1%	2.8%
Bank-owned life insurance	(2.3)%	(4.0)%	(7.1)%
General business credits	(5.8)%	(8.5)%	(11.9)%
All other—net	(0.3)%	(0.3)%	1.7%

Effective tax rate	18.3%	10.9%	(4.3)%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$8,028	$6,951	$6,135
State	935	968	960
Deferred:
Federal	748	(3,274)	(8,101)
State	127	(295)	14

Total	$9,838	$4,350	$(992)

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Securities and defined benefit pension plan unrecognized items	$(612)	$(1,682)	$3,655

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2011	2010	2009
Deferred tax assets:
Allowance for loan losses	$20,341	$22,686	$22,431
Compensation and benefits	5,634	2,628	3,476
Allowance for acquired loans	—	4	535
Deferred loan fees and costs	378	—	—
Purchase accounting adjustments	777	627	876
Non accrual interest income	1,803	1,367	963
Tax credit carryforwards	12,986	11,667	8,867
Federal net operating loss carryforwards	649	959	1,269
Other	1,854	3,261	1,393

Gross deferred tax assets	44,422	43,199	39,810

Deferred tax liabilities:
Depreciation and amortization	(912)	(982)	(781)
Accretion on securities	(2,123)	(2,974)	(1,590)
FHLB stock dividends	(305)	(578)	(898)
Mortgage servicing rights	(666)	(841)	(1,152)
Deferred loan fees and costs	—	(243)	(546)
Fair value adjustments on securities available-for-sale	(8,456)	(5,339)	(7,777)
Other	(230)	(249)	(322)

Gross deferred tax liabilities	(12,692)	(11,206)	(13,066)

Net deferred tax assets	$31,730	$31,993	$26,744

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $10.0 million of general business credit carryforwards which expire between 2027 and 2031. WesBanco also has $3.0 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has federal net operating loss carryforwards of $1.9 million which expire between 2024 and 2025.

As a result of the acquisitions of Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at December 31, 2011 and 2010 include $11.8 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $4.4 million for 2011 and 2010. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.4 million, $1.2 million, and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 and December 31, 2010, WesBanco had approximately $0.8 million and $0.9 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2011, $0.8 million of these tax benefits would affect the effective tax rate if recognized. As of December 31, 2011 and December 31, 2010, accrued interest related to uncertain tax positions was $0.1 million, net of the related federal tax benefit. WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. WesBanco is no longer subject to any income tax examinations for years prior to 2008. WesBanco anticipates that a reduction in the unrecognized tax benefits of up to $0.4 million may occur in the next twelve months from the expiration of the 2008 statute of limitations, assuming no examination commences.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Balance at beginning of year	$949	$1,165	$1,351
Additions based on tax positions related to the current year	92	127	128
Reductions for tax positions of prior years	—	(14)	(68)
Reductions due to the statute of limitations	(257)	(329)	(246)
Settlements	—	—	—

Balance at end of year	$784	$949	$1,165

NOTE 16. FAIR VALUE MEASUREMENTS

Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.

Fair value is determined at one point in time and is not representative of future value. These amounts do not reflect the total value of a going concern organization. Management does not have the intention to dispose of a significant portion of its assets and liabilities and therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

The following is a discussion of assets and liabilities measured at fair value on a recurring or nonrecurring basis and valuation techniques applied to each:

Securities available-for-sale: The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within Level 1 or 2 of the fair value hierarchy. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within Level 3 of the fair value hierarchy. This includes certain specific municipal debt issues.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2011 Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities—available-for-sale
Other government agencies	$198,720	$—	$198,720	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	588,092	—	588,092	—
Obligations of state and political subdivisions	180,433	—	180,386	47
Corporate debt securities	44,066	—	44,066	—
Equity securities	5,029	3,340	1,689	—

Total securities—available-for-sale	$1,016,340	$3,340	$1,012,953	$47

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the year ending December 31, 2011.

		December 31, 2010 Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities—available-for-sale
Other government agencies	$363,135	$—	$363,135	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	353,345	—	353,345	—
Obligations of state and political subdivisions	210,808	—	210,740	68
Corporate debt securities	25,583	—	25,583	—
Equity securities	4,610	2,884	1,726	—

Total securities—available-for-sale	$957,481	$2,884	$954,529	$68

The following table presents additional information about assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

(in thousands)	Other residential collateralized mortgage obligations	Obligations of state and political subdivisions	Equity securities	Total
For the Year ended December 31, 2011:
Beginning balance	$—	$68	$—	$68
Transfers out of Level 3	—	—	—	—
Total gains and losses included in other comprehensive income	—	1	—	1
Settlements	—	(22)	—	(22)

Ending balance	$—	$47	$—	$47

For the Year ended December 31, 2010:
Beginning balance	$33	$1,401	$242	$1,676
Transfers out of Level 3	(19)	(815)	(242)	(1,076)
Total gains and losses included in other comprehensive income	3	(7)	—	(4)
Settlements	(17)	(511)	—	(528)

Ending balance	$—	$68	$—	$68

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table presents assets measured at fair value on a nonrecurring basis. All assets measured on a nonrecurring basis below included Level 3 inputs to determine fair value:

	Assets at Fair Value
(in thousands)	December 31, 2011	December 31, 2010
Impaired loans (1)	$7,548	$28,512
Other real estate owned and repossessed assets (2)	3,029	8,069
Mortgage servicing rights (3)	1,311	1,675
Loans held for sale (4)	6,084	10,800

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value and management’s judgment of the value of collateral.
(2)	Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs.
(3)	Represents the carrying value of mortgage servicing rights whose value has been impaired and therefore carried at their fair value as determined from independent valuations.
(4)	Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

The estimated fair values of WesBanco’s financial instruments are summarized below:

	December 31,
	2011		2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$140,325	$140,325	$79,136	$79,136
Securities available-for-sale	1,016,340	1,016,340	957,481	957,481
Securities held-to-maturity	592,925	621,472	468,710	465,902
Net loans	3,184,558	3,068,799	3,227,625	3,070,061
Loans held for sale	6,084	6,084	10,800	10,800
Accrued interest receivable	19,268	19,268	20,536	20,536
Bank owned life insurance	110,074	110,074	106,502	106,502
Financial liabilities:
Deposits	4,393,866	4,420,102	4,172,423	4,201,934
Federal Home Loan Bank borrowings	168,186	174,926	253,606	263,983
Other borrowings	196,887	197,922	187,385	189,094
Junior subordinated debt	106,066	56,515	106,034	55,397
Accrued interest payable	4,975	4,975	6,559	6,559

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheet:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities held-to-maturity: Fair values for securities held-to-maturity are determined in the same manner as securities available-for-sale which is described above.

Net loans: Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Bank-Owned Life Insurance: The carrying value of bank-owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated. Management believes that the carrying value approximates fair value.

Deposits: The carrying amount is considered a reasonable estimate of fair value for demand, savings and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank borrowings: The fair value of FHLB borrowings is based on rates currently available to WesBanco for borrowings with similar terms and remaining maturities.

Other borrowings: Fair values for federal funds purchased and repurchase agreements are based on quoted market prices, if available. If market prices are not available, then quoted market prices of similar instruments are used.

Junior subordinated debt owed to unconsolidated subsidiary trusts: Due to the pooled nature of these instruments, which are not actively traded on an equity market, estimated fair value is based on broker prices from recent similar sales.

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

NOTE 17. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Net income	$43,809	$35,611	$23,933
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	11,226	(801)	9,313
Related income tax (expense) benefit (1)	(4,209)	433	(3,478)
Unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	(8,877)	—
Related income tax expense (1)	—	3,256	—
Net securities gains reclassified into earnings	(963)	(3,362)	(6,046)
Related income tax expense (1)	359	1,233	2,258

Net effect on other comprehensive income for the period	6,413	(8,118)	2,047

Securities held-to-maturity:
Unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	8,877	—
Related income tax expense (1)	—	(3,256)	—
Amortization of unrealized gain previously recognized in other comprehensive income	(2,060)	(2,106)	—
Related income tax expense (1)	733	773	—

Net effect on other comprehensive income for the period	(1,327)	4,288	—

Defined benefit pension plan:
Amortization of prior service costs	59	(117)	(117)
Related income tax (expense) benefit (1)	(22)	43	43
Recognition of unrealized (loss) gain	(9,907)	1,886	6,636
Related income tax benefit (expense) (1)	3,751	(800)	(2,478)

Net effect on other comprehensive income for the period	(6,119)	1,012	4,084

Total other comprehensive income (loss)	(1,033)	(2,818)	6,131

Comprehensive income	$42,776	$32,793	$30,064

(1)	Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows:

(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2008	$(14,132)	$10,950	$—	$(3,182)
Period change, net of tax	4,084	2,047	—	6,131

Balance at December 31, 2009	$(10,048)	$12,997	$—	$2,949

Period change, net of tax	1,012	(8,118)	4,288	(2,818)

Balance at December 31, 2010	$(9,036)	$4,879	$4,288	$131

Period change, net of tax	(6,119)	6,413	(1,327)	(1,033)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million and $1.4 million as of December 31, 2011 and 2010, respectively and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit is recorded at its estimated fair value of $0.1 million as of both December 31, 2011 and 2010, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Contingent obligations to purchase loans funded by other entities include affordable housing plan guarantees and credit card guarantees. Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease. Credit card guarantees are credit card balances not owned by WesBanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2011	2010
Lines of credit	$602,923	$513,717
Loans approved but not closed	113,113	53,808
Overdraft limits	85,981	81,142
Letters of credit	37,719	35,794
Contingent obligations to purchase loans funded by other entities	7,685	8,013

Contingent Liabilities—WesBanco and its subsidiaries are parties to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position, results of operations or cash flows.

NOTE 19. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of WesBanco, is a Certified Development Entity (“CDE”) with $60 million of New Markets Tax Credits (“NMTC”). The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20 percent and/or median family incomes that are less than or equal to 80 percent of the area median family income.

The credit provided to the investor totals 39 percent of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to five percent of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to six percent of the total amount the investor paid to the CDE for each QEI. WesBanco will be eligible to receive $23.4 million in tax credits over the seven-year credit allowance period for its investment of up to $60.0 million in WBCDC. At December 31, 2011, a total of $49.0 million of the $60.0 million in NMTC authority had been invested in WBCDC with $5.0 million invested in 2011.

WesBanco Bank recognized $2.1 million and $2.4 million in NMTC in its income tax provision for the years ended December 31, 2011 and 2010, respectively. The following table sets forth the NMTC expected to be claimed by WesBanco Bank on its federal income tax returns for years 2012 through 2015 with respect to aggregate QEI amounts invested as of December 31, 2011. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return. A total of $7.0 million of such NMTC have been carried forward to future tax years. An additional $11.0 million of QEI’s are expected to be invested in WBCDC by 2013.

(in thousands)	Aggregate QEI Amount	New Markets Tax Credit
Year		2012	2013	2014	2015
2004	$10,000	$—	$—	$—	$—
2005	10,000	—	—	—	—
2008	7,500	450	450	450	—
2009	2,500	150	150	150	150
2010	14,000	700	840	840	840
2011	5,000	250	250	300	300

Total	$49,000	$1,550	$1,690	$1,740	$1,290

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

At December 31, 2011, 2010 and 2009 none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2011, and the results of its operations and cash flows for the year ended December 31, 2011.

BALANCE SHEET

(in thousands)	December 31, 2011
Assets
Cash and due from banks	$17,422
Loans, net of allowance for loan losses of $242	38,106
Investments	794
Other assets	348

Total Assets	$56,670

Liabilities	$382
Shareholders’ Equity	56,288

Total Liabilities and Shareholders’ Equity	$56,670

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2011
Interest income
Loans	$1,393

Total interest income	1,393
Provision for loan losses	229

Net interest income after provision for loan losses	1,164
Loss on investments	(103)
Non-interest expense	103

Income before taxes	958
Provision for income taxes	364

Net income	$594

STATEMENT OF CASH FLOWS

(in thousands)	For the year ended December 31, 2011
Operating Activities
Net income	$594
Provision for losses on loans	229
Loss on investments	103
Net change in other assets	(225)
Net change in liabilities	(46)

Net cash provided by operating activities	655

Investing Activities
Increase in investments	(897)
Increase in loans	(7,592)

Net cash used in investing activities	(8,489)

Financing Activities
Qualified equity investment by parent company	5,000

Net cash provided by financing activities	5,000

Net decrease in cash and cash equivalents	(2,834)
Cash and cash equivalents at beginning of year	20,256

Cash and cash equivalents at end of year	$17,422

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations, which are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $5.6 million, $6.6 million and $16.5 million as of December 31, 2011, 2010, and 2009, respectively. During 2011, $6.5 million in related party loans were funded and $7.5 million were repaid. At December 31, 2011, 2010 and 2009, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 21. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, WesBanco. WesBanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Department of Banking. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2011, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $16.0 million from WesBanco Bank.

WesBanco and its banking subsidiary are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $5.0 million during both 2011 and 2010.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and its banking subsidiary were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2011 and 2010. There are no conditions or events since December 31, 2011 that management believes have changed WesBanco’s “well-capitalized” category.

WesBanco currently has $106.1 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $103.0 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

(dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	December 31, 2011		December 31, 2010
				Amount	Ratio	Amount	Ratio
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$457,568	8.71%	$428,001	8.35%
Tier 1 capital to risk-weighted assets	4.00%		6.00%	457,568	12.68%	428,001	11.94%
Total capital to risk-weighted assets	8.00%		10.00%	502,800	13.93%	473,020	13.20%

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$417,241	7.97%	$398,171	7.80%
Tier 1 capital to risk-weighted assets	4.00%		6.00%	417,241	11.62%	398,171	11.15%
Total capital to risk-weighted assets	8.00%		10.00%	462,268	12.87%	443,013	12.41%

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the Parent Company:

BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
ASSETS
Cash and short-term investments	$24,658	$12,816
Investment in subsidiaries—Bank	695,716	679,304
Investment in subsidiaries—Nonbank	5,454	5,698
Securities available-for-sale, at fair value	2,331	2,393
Other assets	15,590	15,411

Total Assets	$743,749	$715,622

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$106,066	$106,034
Dividends payable and other liabilities	3,893	2,725

Total Liabilities	109,959	108,759
SHAREHOLDERS’ EQUITY	633,790	606,863

Total Liabilities and Shareholders’ Equity	$743,749	$715,622

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2011	2010	2009
Dividends from subsidiaries—Bank	$29,000	$33,500	$73,500
Dividends from subsidiaries—Nonbank	725	333	250
Income from securities	97	108	110
Net securities losses	(88)	(41)	(176)
Other income	61	(243)	158

Total income	29,795	33,657	73,842
Total expense	5,158	5,465	7,477

Income before income tax benefit and undistributed net income of subsidiaries	24,637	28,192	66,365
Income tax benefit	(1,959)	(2,292)	(3,021)

Income before excess dividends of subsidiaries	26,596	30,484	69,386
Equity in undistributed net income (excess dividends) of subsidiaries	17,213	5,127	(45,453)

NET INCOME	$43,809	$35,611	$23,933

Preferred dividends and expense associated with unamortized discount and issuance costs	—	—	5,233

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$43,809	$35,611	$18,700

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$43,809	$35,611	$23,933
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed net income) excess dividends of subsidiaries	(17,213)	(5,127)	45,453
Losses on securities	88	41	176
(Increase) decrease in other assets	(193)	(568)	6,413
Other—net	1,290	(1,268)	507

Net cash provided by operating activities	27,781	28,689	76,482

INVESTING ACTIVITIES
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	—	—	(600)

Net cash used in investing activities	—	—	(600)

FINANCING ACTIVITIES
Repurchase of preferred stock	—	—	(75,000)
Repurchase of common stock warrant	—	—	(950)
Repayment of junior subordinated debt	—	(5,000)	—
Treasury shares sold—net	26	30	111
Dividends paid to common and preferred shareholders	(15,965)	(14,883)	(28,896)

Net cash used in financing activities	(15,939)	(19,853)	(104,735)

Net increase (decrease) in cash and cash equivalents	11,842	8,836	(28,853)
Cash and short-term investments at beginning of year	12,816	3,980	32,833

Cash and short-term investments at end of year	$24,658	$12,816	$3,980

NOTE 23. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.0 billion, $2.9 billion and $2.7 billion at December 31, 2011, 2010, and 2009, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2011:
Interest income	$224,167	$—	$224,167
Interest expense	54,802	—	54,802

Net interest income	169,365	—	169,365
Provision for credit losses	35,311	—	35,311

Net interest income after provision for credit losses	134,054	—	134,054
Non-interest income	42,715	17,173	59,888
Non-interest expense	129,771	10,524	140,295

Income before provision for income taxes	46,998	6,649	53,647
Provision for income taxes	7,178	2,660	9,838

Net income	$39,820	$3,989	$43,809

For the year ended December 31, 2010:
Interest income	$236,528	$—	$236,528
Interest expense	70,436	—	70,436

Net interest income	166,092	—	166,092
Provision for credit losses	44,578	—	44,578

Net interest income after provision for credit losses	121,514	—	121,514
Non-interest income	43,764	15,835	59,599
Non-interest expense	131,527	9,625	141,152

Income before provision for income taxes	33,751	6,210	39,961
Provision for income taxes	1,866	2,484	4,350

Net income	$31,885	$3,726	$35,611

For the year ended December 31, 2009:
Interest income	$257,364	$—	$257,364
Interest expense	98,992	—	98,992

Net interest income	158,372	—	158,372
Provision for credit losses	50,372	—	50,372

Net interest income after provision for credit losses	108,000	—	108,000
Non-interest income	50,843	13,746	64,589
Non-interest expense	140,345	9,303	149,648

Income before provision for income taxes	18,498	4,443	22,941
Provision for income taxes	(2,769)	1,777	(992)

Net income	$21,267	$2,666	$23,933

Total non-fiduciary assets of the trust and investment services segment were $2.7 million, $2.1 million, and $1.4 million at December 31, 2011, 2010, and 2009, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 24. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2011 and 2010.

	2011 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$56,098	$57,042	$56,287	$54,740	$224,167
Interest expense	14,622	13,989	13,386	12,806	54,802

Net interest income	41,476	43,053	42,901	41,934	169,365
Provision for credit losses	8,041	6,802	10,836	9,631	35,311

Net interest income after provision for credit losses	33,435	36,251	32,065	32,303	134,054
Non-interest income	14,487	15,002	14,532	14,903	58,925
Net securities gains	17	14	67	865	963
Non-interest expense	35,491	35,703	33,607	35,494	140,295

Income before income taxes	12,448	15,564	13,057	12,577	53,647
Provision for income taxes	2,208	3,646	2,044	1,940	9,838

Net income available to common shareholders	$10,240	$11,918	$11,013	$10,637	$43,809

Earnings per common share—basic	$0.39	$0.45	$0.41	$0.40	$1.65

Earnings per common share—diluted	$0.39	$0.45	$0.41	$0.40	$1.65

	2010 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$60,565	$59,597	$58,576	$57,795	$236,528
Interest expense	19,932	18,449	16,590	15,469	70,436

Net interest income	40,633	41,148	41,986	42,326	166,092
Provision for credit losses	11,500	11,675	11,778	9,625	44,578

Net interest income after provision for credit losses	29,133	29,473	30,208	32,701	121,514
Non-interest income	13,636	13,687	13,995	14,919	56,237
Net securities gains	1,405	898	981	78	3,362
Non-interest expense	35,394	34,567	35,681	35,511	141,152

Income before income taxes	8,780	9,491	9,503	12,187	39,961
Provision for income taxes	870	1,253	350	1,877	4,350

Net income available to common shareholders	$7,910	$8,238	$9,153	$10,310	$35,611

Earnings per common share—basic	$0.30	$0.31	$0.34	$0.39	$1.34

Earnings per common share—diluted	$0.30	$0.31	$0.34	$0.39	$1.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2011, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	408,693	$23.27	806,437
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Transactions with Directors and Officers and Election of Directors. Additional information concerning related party transactions is set forth in the Annual Report under Note 20, “Transactions with Related Parties” in the Consolidated Financial Statements.

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

(3) EXHIBIT LISTING

Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location:
2.1	Branch Purchase and Assumption Agreement, dated January 21, 2009, by and between WesBanco, Inc., and AmTrust Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2009.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location:
4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location:
4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.27	Notice of redemption to the holders of Oak Hill Capital Trust I 10 7/8% Fixed Rate Capital Pass-Thru Securities®	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 22, 2010.

10.2	Employment Agreements with Paul M. Limbert, John W. Moore and Jerome B. Schmitt.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

10.4	Employment Continuity Agreement with Larry G. Johnson.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 11, 1999.

10.5	Form of Salary Continuation Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Edward M. George.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000.

10.6	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

Exhibit Number	Document	Location:
10.7	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.8	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.9	Revolving Credit Agreement dated July 12, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

10.10	Amendment, dated June 8, 2009, to the Amended and Restated Credit Agreement, dated July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 10, 2009.

10.11	Amended and Restated Credit Agreement, dated September 16, 2009, to the Amended and Restated Credit Agreement dated as of July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 21, 2009.

10.12	Amendment, dated August 2, 2010, to the Amended and Restated Credit Agreement dated September 16, 2009, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010.

10.13	Amended and Restated Credit Agreement, dated August 1, 2011, to the Amended and Restated Credit Agreement dated September 16, 2009, as amended August 2, 2010, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 5, 2011.

10.14	Employment Agreement dated November 2, 2004 by and between WesBanco Bank, Inc., WesBanco, Inc. and Dennis G. Powell.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 9, 2004.

10.15	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Jerome B. Schmitt, John W. Moore, Dennis G. Powell and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert, John W. Moore and Jerome B. Schmitt.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location:
10.17	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M. Limbert ($100,000); John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.18	Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.19	Amended and Restated WesBanco, Inc. KSOP.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.20	WesBanco, Inc. Deferred Compensation Plan—For Directors and Eligible Employees (as amended).**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.21	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.22	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Robert H. Young, Dennis G. Powell, Jerome B. Schmitt and Bernard B. Twigg.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.23	Amendment No. 1, Second Amendment, and Third Amendment to the WesBanco, Inc., KSOP.**	Incorporated by reference to Form S-8 filed by the Registrant with the Securities and Exchange Commission on April 24, 2009.

10.24	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and each of Paul M. Limbert, Robert H. Young, Dennis G. Powell, and Jerome B. Schmitt.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.25	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Stock Option Agreement.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.26	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Restricted Stock Agreement.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

Exhibit Number	Document	Location:
11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 2, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	The following materials from WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

WESBANCO, INC.

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 29, 2012.

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

By:	/s/ PAUL M. LIMBERT
Paul M. Limbert
Attorney-in-fact

Ray A. Byrd	Jay T. McCamic
Christopher V. Criss	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Henry L. Schulhoff
John W. Fisher II	Joan C. Stamp
Ernest S. Fragale	Reed J. Tanner
Vaughn L. Kiger
D. Bruce Knox