Form 10-Q
period 2012-03-31
WESBANCO INC
filed 2012-04-27
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 25, 2012, there were 26,627,689 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2012	2011

ASSETS
Cash and due from banks, including interest bearing amounts of $4,426 and $10,929, respectively	$157,243	$140,325
Securities:
Available-for-sale, at fair value	1,087,836	1,016,340
Held-to-maturity (fair values of $608,186 and $621,472, respectively)	577,923	592,925
Total securities	1,665,759	1,609,265
Loans held for sale	8,611	6,084
Portfolio loans, net of unearned income	3,223,697	3,239,368
Allowance for loan losses	(54,395)	(54,810)
Net portfolio loans	3,169,302	3,184,558
Premises and equipment, net	81,592	82,204
Accrued interest receivable	19,501	19,268
Goodwill and other intangible assets, net	282,612	283,150
Bank-owned life insurance	110,954	110,074
Other assets	105,069	101,102
Total Assets	$5,600,643	$5,536,030

LIABILITIES
Deposits:
Non-interest bearing demand	$749,733	$705,415
Interest bearing demand	706,117	698,114
Money market	825,577	789,036
Savings deposits	633,504	596,549
Certificates of deposit	1,558,926	1,604,752
Total deposits	4,473,857	4,393,866
Federal Home Loan Bank borrowings	147,913	168,186
Other short-term borrowings	187,632	196,887
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,074	106,066
Total borrowings	441,619	471,139
Accrued interest payable	5,007	4,975
Other liabilities	38,159	32,260
Total Liabilities	4,958,642	4,902,240

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	-	-
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,633,848 shares issued in 2012 and 2011; outstanding: 26,627,689 and 26,629,360 shares in 2012 and 2011, respectively	55,487	55,487
Capital surplus	191,891	191,679
Retained earnings	396,281	388,818
Treasury stock (6,159 and 4,488 shares in 2012 and 2011, respectively, at cost)	(127)	(96)
Accumulated other comprehensive income (loss)	(326)	(902)
Deferred benefits for directors	(1,205)	(1,196)
Total Shareholders’ Equity	642,001	633,790
Total Liabilities and Shareholders’ Equity	$5,600,643	$5,536,030

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2012	2011

INTEREST AND DIVIDEND INCOME
Loans, including fees	$41,964	$44,348
Interest and dividends on securities:
Taxable	8,590	8,708
Tax-exempt	3,079	2,986
Total interest and dividends on securities	11,669	11,694
Other interest income	47	56
Total interest and dividend income	53,680	56,098
INTEREST EXPENSE
Interest bearing demand deposits	405	632
Money market deposits	742	1,443
Savings deposits	295	488
Certificates of deposit	6,979	8,050
Total interest expense on deposits	8,421	10,613
Federal Home Loan Bank borrowings	1,377	2,026
Other short-term borrowings	1,178	1,182
Junior subordinated debt owed to unconsolidated subsidiary trusts	874	801
Total interest expense	11,850	14,622
NET INTEREST INCOME	41,830	41,476
Provision for credit losses	6,202	8,041
Net interest income after provision for credit losses	35,628	33,435
NON-INTEREST INCOME
Trust fees	4,753	4,762
Service charges on deposits	3,993	4,222
Electronic banking fees	2,763	2,284
Net securities brokerage revenue	1,075	1,096
Bank-owned life insurance	880	895
Net gains on sales of mortgage loans	268	582
Net securities gains	100	17
Net gain / (loss) on other real estate owned and other assets	32	(545)
Other income	1,458	1,191
Total non-interest income	15,322	14,504
NON-INTEREST EXPENSE
Salaries and wages	14,315	13,653
Employee benefits	5,618	5,156
Net occupancy	2,776	2,921
Equipment	2,174	2,300
Marketing	771	1,005
FDIC insurance	1,045	1,654
Amortization of intangible assets	537	618
Other operating expenses	8,429	8,184
Total non-interest expense	35,665	35,491
Income before provision for income taxes	15,285	12,448
Provision for income taxes	3,295	2,208
NET INCOME	$11,990	$10,240
EARNINGS PER COMMON SHARE
Basic	$0.45	$0.39
Diluted	$0.45	$0.39
AVERAGE COMMON SHARES OUTSTANDING
Basic	26,628,025	26,589,013
Diluted	26,631,187	26,590,410
DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.15

COMPREHENSIVE INCOME	$12,566	$9,008

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012 and 2011

(unaudited, in thousands, except shares and per share amounts)	Common Stock		Capital	Retained	Treasury	Accumulated Other Comprehensive	Deferred Benefits for
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total

December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790
Net income				11,990				11,990
Other comprehensive income (1)						576		576
Comprehensive income								12,566
Common dividends declared ($0.17 per share)				(4,527)				(4,527)
Treasury shares acquired	(1,671)		22		(31)			(9)
Stock compensation expense			181					181
Deferred benefits for directors- net			9				(9)	-
March 31, 2012	26,627,689	$55,487	$191,891	$396,281	$(127)	$(326)	$(1,205)	$642,001

December 31, 2010	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863
Net income				10,240				10,240
Other comprehensive loss (1)						(1,232)		(1,232)
Comprehensive income								9,008
Common dividends declared ($0.15 per share)				(3,987)				(3,987)
Stock options exercised	1,775		(13)		39			26
Restricted stock granted	4,782		(105)		105			-
Stock compensation expense			68					68
Deferred benefits for directors- net			(18)				18	-
March 31, 2011	26,593,510	$55,487	$191,919	$367,766	$(919)	$(1,101)	$(1,174)	$611,978

(1) Other comprehensive income for the three months ended March 31, 2012 and 2011 consists of unrealized gains (losses) in available-for-sale securities of $0.5 and ($1.1) million, respectively, amortization of unrealized gains recognized on securities transferred from available-for-sale to held-to-maturity of ($0.2) and ($0.4) million, respectively, and gains in the defined benefit pension plan of $0.3 million for each period.

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2012	2011

NET CASH PROVIDED BY OPERATING ACTIVITIES	$20,648	$30,527
INVESTING ACTIVITIES:
Net decrease in loans	8,689	36,740
Securities available-for-sale:
Proceeds from sales	3,076	-
Proceeds from maturities, prepayments and calls	127,531	70,856
Purchases of securities	(202,413)	(51,739)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	29,443	21,827
Purchases of securities	(15,510)	(85,344)
Purchases of premises and equipment – net	(916)	(540)
Net cash used in investing activities	(50,100)	(8,200)
FINANCING ACTIVITIES:
Increase in deposits	79,987	39,823
Repayment of Federal Home Loan Bank borrowings	(20,210)	(21,257)
Decrease in other short-term borrowings	(9,137)	(19,258)
Dividends paid to common shareholders	(4,261)	(3,721)
Treasury shares (purchased) sold – net	(9)	26
Net cash provided by (used in) financing activities	46,370	(4,387)
Net increase in cash and cash equivalents	16,918	17,940
Cash and cash equivalents at beginning of the period	140,325	79,136
Cash and cash equivalents at end of the period	$157,243	$97,076
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$11,818	$15,146
Income taxes paid	650	1,500
Transfers of loans to other real estate owned	750	539

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION— The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income.

RECENT ACCOUNTING PRONOUNCEMENTS— In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, including instruments and transactions subject to master netting arrangements. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with existing GAAP or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In September 2011, the FASB issued an accounting pronouncement to simplify how an entity tests goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under previous guidance an entity was required to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value was less than its carrying amount, then the second step of the test was performed to measure the amount of the impairment loss. Under the new accounting pronouncement an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, an amendment to the June 2011 accounting pronouncement was issued which deferred the requirement that entities present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Entities should continue to report reclassifications relating to accumulated other comprehensive income consistent with the presentation requirements in effect before the June 2011 accounting pronouncement. The disclosures in the original June 2011 pronouncement that were not deferred in the December 2011 pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. WesBanco has adopted a single continuous statement of comprehensive income for interim periods.

In May 2011, the FASB issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The accounting pronouncement requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2012	2011

Numerator for both basic and diluted earnings per common share:
Net income	$11,990	$10,240

Denominator:
Total average basic common shares outstanding	26,628,025	26,589,013
Effect of dilutive stock options	3,162	1,397
Total diluted average common shares outstanding	26,631,187	26,590,410

Earnings per common share - basic	$0.45	$0.39
Earnings per common share - diluted	$0.45	$0.39

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2012				December 31, 2011
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Other government agencies	$147,683	$232	$(518)	$147,397	$197,898	$834	$(12)	$198,720
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	701,574	10,177	(343)	711,408	579,430	9,244	(582)	588,092
Obligations of state and political subdivisions	172,252	8,777	(115)	180,914	171,782	8,664	(13)	180,433
Corporate debt securities	42,781	279	(636)	42,424	45,002	107	(1,043)	44,066
Total debt securities	$1,064,290	$19,465	$(1,612)	$1,082,143	$994,112	$18,849	$(1,650)	$1,011,311
Equity securities	4,733	960	-	5,693	4,179	851	(1)	5,029
Total available-for-sale securities	$1,069,023	$20,425	$(1,612)	$1,087,836	$998,291	$19,700	$(1,651)	$1,016,340
Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$222,811	$7,225	$(50)	$229,986	$247,938	$7,223	$(87)	$255,074
Other residential collateralized mortgage obligations	679	9	-	688	783	9	(1)	791
Obligations of state and political subdivisions	352,981	23,283	(289)	375,975	342,752	21,459	(138)	364,073
Corporate debt securities	1,452	85	-	1,537	1,452	82	-	1,534
Total held-to-maturity securities	$577,923	$30,602	$(339)	$608,186	$592,925	$28,773	$(226)	$621,472
Total securities	$1,646,946	$51,027	$(1,951)	$1,696,022	$1,591,216	$48,473	$(1,877)	$1,637,812

At March 31, 2012, and December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2012. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2012
(unaudited, in thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

Available-for-sale (1)
Other government agencies	$2,599	$5,002	$25,525	$114,271	$147,397
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	19,872	655,941	34,629	966	711,408
Obligations of states and political subdivisions	6,281	53,703	66,237	54,693	180,914
Corporate debt securities	3,283	34,553	1,674	2,914	42,424
Total available-for-sale securities	$32,035	$749,199	$128,065	$172,844	$1,082,143
Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	$4,500	$177,360	$48,126	$-	$229,986
Other residential collateralized mortgage obligations (2)	-	688	-	-	688
Obligations of states and political subdivisions	1,192	7,816	54,523	312,444	375,975
Corporate debt securities	-	-	-	1,537	1,537
Total held-to-maturity securities	$5,692	$185,864	$102,649	$313,981	$608,186
Total securities	$37,727	$935,063	$230,714	$486,825	$1,690,329
(1)	Equity securities totaling $5.7 million are excluded from this schedule because they have an indefinite maturity.
(2)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are assigned to maturity categories based on current estimated average lives.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $577.9 million.

Securities with aggregate par values of $713.5 million and $666.9 million at March 31, 2012 and December 31, 2011, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $3.1 million for the three months ended March 31, 2012. There were no sales of securities in the first quarter of 2011. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2012 and December 31, 2011 were $11.8 million and $11.3 million, respectively. Gross security gains and losses on available-for-sale securities were immaterial for the three months ended March 31, 2012 and 2011.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Other government agencies	$104,028	$(518)	14	$-	$-	-	$104,028	$(518)	14
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	147,550	(376)	31	556	(17)	1	148,106	(393)	32
Obligations of states and political subdivisions	25,038	(404)	34	-	-	-	25,038	(404)	34
Corporate debt securities	7,984	(121)	4	11,485	(515)	4	19,469	(636)	8
Equity securities	-	-	-	-	-	-	-	-	-
Total temporarily impaired securities	$284,600	$(1,419)	83	$12,041	$(532)	5	$296,641	$(1,951)	88

	December 31, 2011
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Other government agencies	$24,486	$(12)	7	$-	$-	-	$24,486	$(12)	7
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	133,106	(646)	34	795	(23)	2	133,901	(669)	36
Other residential collateralized mortgage obligations	185	(1)	1	-	-	-	185	(1)	1
Obligations of states and political subdivisions	14,443	(146)	20	1,902	(5)	4	16,345	(151)	24
Corporate debt securities	19,763	(145)	11	13,103	(898)	5	32,866	(1,043)	16
Equity securities	4	(1)	2	-	-	-	4	(1)	2
Total temporarily impaired securities	$191,987	$(951)	75	$15,800	$(926)	11	$207,787	$(1,877)	86

Unrealized losses on debt securities in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment to other comprehensive income in shareholders’ equity.

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as all debt securities are of investment grade quality and all are paying principal and interest according to their contractual terms. WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $20.9 million and $21.9 million at March 31, 2012 and December 31, 2011, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $3.2 million at March 31, 2012 and $3.1 million at December 31, 2011.

The following table presents the recorded investment in loans by category:

	December 31,	December 31,
(unaudited, in thousands)	March 31, 2012	December 31, 2011

Commercial real estate:
Land and construction	$193,386	$175,867
Improved property	1,481,955	1,509,698
Total commercial real estate	1,675,341	1,685,565
Commercial and industrial	410,369	426,315
Residential real estate	637,879	621,383
Home equity	250,757	251,785
Consumer	249,351	254,320
Total portfolio loans	3,223,697	3,239,368
Loans held for sale	8,611	6,084
Total loans	$3,232,308	$3,245,452

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total

Balance at December 31, 2011:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	-	468
Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278
Provision for credit losses:
Provision for loan losses	1,670	1,948	386	835	641	893	(171)	6,202
Provision for loan commitments	(21)	(15)	23	-	11	2	-	-
Total provision for credit losses	1,649	1,933	409	835	652	895	(171)	6,202
Charge-offs	(2,117)	(1,885)	(761)	(851)	(335)	(1,115)	(180)	(7,244)
Recoveries	36	88	92	87	4	226	94	627
Net charge-offs	(2,081)	(1,797)	(669)	(764)	(331)	(889)	(86)	(6,617)
Balance at March 31, 2012:
Allowance for loan losses	4,431	24,899	11,131	5,709	2,272	5,414	539	54,395
Allowance for loan commitments	53	6	346	4	44	15	-	468
Total ending allowance for credit losses	$4,484	$24,905	$11,477	$5,713	$2,316	$5,429	$539	$54,863
Balance at December 31, 2010:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051
Allowance for loan commitments	1,037	285	65	1	14	2	-	1,404
Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455
Provision for credit losses:
Provision for loan losses	5,480	(860)	1,873	1,197	381	576	40	8,687
Provision for loan commitments	(376)	(260)	(10)	(1)	1	-	-	(646)
Total provision for credit losses	5,104	(1,120)	1,863	1,196	382	576	40	8,041
Charge-offs	(4,352)	(1,834)	(894)	(997)	(256)	(1,085)	(173)	(9,591)
Recoveries	3	495	153	232	7	307	96	1,293
Net charge-offs	(4,349)	(1,339)	(741)	(765)	(249)	(778)	(77)	(8,298)
Balance at March 31, 2011:
Allowance for loan losses	5,832	28,637	11,925	6,382	2,205	5,439	1,020	61,440
Allowance for loan commitments	661	25	55	-	15	2	-	758
Total ending allowance for credit losses	$6,493	$28,662	$11,980	$6,382	$2,220	$5,441	$1,020	$62,198

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total

March 31, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,006	$2,447	$-	$-	$-	$-	$-	$3,453
Allowance for loans collectively evaluated for impairment	3,425	22,452	11,131	5,709	2,272	5,414	539	50,942
Allowance for loan commitments	53	6	346	4	44	15	-	468
Total allowance for credit losses	$4,484	$24,905	$11,477	$5,713	$2,316	$5,429	$539	$54,863

Portfolio loans:
Individually evaluated for impairment (1)	$7,733	$18,511	$-	$-	$-	$-	$-	$26,244
Collectively evaluated for impairment	185,653	1,463,444	410,369	637,879	250,757	249,351	-	3,197,453
Total portfolio loans	$193,386	$1,481,955	$410,369	$637,879	$250,757	$249,351	$-	$3,223,697
December 31, 2011
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,788	$1,565	$-	$-	$-	$-	$-	$3,353
Allowance for loans collectively evaluated for impairment	3,054	23,183	11,414	5,638	1,962	5,410	796	51,457
Allowance for loan commitments	74	21	323	4	33	13	-	468
Total allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278

Portfolio loans:
Individually evaluated for impairment (1)	$10,815	$18,028	$-	$-	$-	$-	$-	$28,843
Collectively evaluated for impairment	165,052	1,491,670	426,315	621,383	251,785	254,320	-	3,210,525
Total portfolio loans	$175,867	$1,509,698	$426,315	$621,383	$251,785	$254,320	$-	$3,239,368

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Commercial real estate – land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings. Commercial real estate – improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’ debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’ specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans

As of March 31, 2012
Excellent - minimal risk	$531	$385	$51,313	$52,229
Good - desirable risk	41,705	600,941	167,961	810,607
Fair - acceptable risk	112,101	712,094	161,611	985,806
Criticized - marginal	22,913	92,498	13,900	129,311
Classified - substandard	16,136	76,037	15,584	107,757
Classified - doubtful	-	-	-	-
Total	$193,386	$1,481,955	$410,369	$2,085,710

As of December 31, 2011
Excellent - minimal risk	$625	$448	$51,923	$52,996
Good - desirable risk	40,278	593,563	185,745	819,586
Fair - acceptable risk	97,077	727,594	156,459	981,130
Criticized - marginal	19,701	107,433	14,061	141,195
Classified - substandard	18,186	80,660	18,127	116,973
Classified - doubtful	-	-	-	-
Total	$175,867	$1,509,698	$426,315	$2,111,880

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $15.9 million at March 31, 2012 and $18.2 million at December 31, 2011, of which $2.8 and $4.2 million were accruing, for each period respectively.

The following table summarizes the age analysis of all categories of loans.

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)

As of March 31, 2012
Commercial real estate:

Land and construction	$185,047	$491	$108	$7,740	$8,339	$193,386	$291
Improved property	1,459,384	3,771	3,502	15,298	22,571	1,481,955	-
Total commercial real estate	1,644,431	4,262	3,610	23,038	30,910	1,675,341	291
Commercial and industrial	404,138	891	432	4,908	6,231	410,369	45
Residential real estate	621,098	4,122	1,762	10,897	16,781	637,879	1,609
Home equity	247,162	1,675	165	1,755	3,595	250,757	854
Consumer	245,063	2,714	996	578	4,288	249,351	347
Total portfolio loans	3,161,892	13,664	6,965	41,176	61,805	3,223,697	3,146
Loans held for sale	8,611	-	-	-	-	8,611	-
Total loans	$3,170,503	$13,664	$6,965	$41,176	$61,805	$3,232,308	$3,146

Non-performing loans included above are as follows:
Non-accrual loans	$10,670	$1,477	$3,375	$37,552	$42,404	$53,074
TDRs accruing interest (1)	26,680	693	49	478	1,220	27,900

As of December 31, 2011
Commercial real estate:

Land and construction	$166,322	$1,391	$127	$8,027	$9,545	$175,867	$-
Improved property	1,486,001	4,485	3,446	15,766	23,697	1,509,698	18
Total commercial real estate	1,652,323	5,876	3,573	23,793	33,242	1,685,565	18
Commercial and industrial	417,341	1,624	333	7,017	8,974	426,315	939
Residential real estate	601,541	5,742	1,186	12,914	19,842	621,383	2,881
Home equity	247,771	1,843	447	1,724	4,014	251,785	498
Consumer	247,736	4,469	1,030	1,085	6,584	254,320	799
Total portfolio loans	3,166,712	19,554	6,569	46,533	72,656	3,239,368	5,135
Loans held for sale	6,084	-	-	-	-	6,084	-
Total loans	$3,172,796	$19,554	$6,569	$46,533	$72,656	$3,245,452	$5,135

Non-performing loans included above are as follows:
Non-accrual loans	$12,377	$1,629	$2,818	$40,668	$45,115	$57,492
TDRs accruing interest (1)	26,893	1,434	354	730	2,518	29,411
(1)	Loans 90 days or more past due and accruing interest exclude TDRs.

Impaired Loans — A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally included all non-accrual loans and TDRs.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection. Loans may also be placed on non-accrual when full collection of principal is in doubt even if payments on such loans remain current.

Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2012			December 31, 2011
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment (2)	Allowance	Balance (1)	Investment (2)	Allowance

With no related allowance recorded:
Commercial real estate:
Land and construction	$11,200	$9,231	$-	$19,733	$14,731	$-
Improved property	36,655	32,387	-	38,629	34,352	-
Commercial and industrial	10,375	7,576	-	11,536	9,078	-
Residential real estate	17,830	16,085	-	18,038	16,221	-
Home equity	1,172	1,068	-	1,465	1,331	-
Consumer	313	258	-	344	289	-
Total impaired loans without a related allowance	77,545	66,605	-	89,745	76,002	-
With an allowance recorded:
Commercial real estate:
Land and construction	10,255	5,581	1,006	2,813	2,813	1,788
Improved property	8,788	8,788	2,447	8,388	8,088	1,565
Commercial and industrial	-	-	-	-	-	-
Total impaired loans with an allowance	19,043	14,369	3,453	11,201	10,901	3,353
Total impaired loans	$96,588	$80,974	$3,453	$100,946	$86,903	$3,353
(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.
(2)	Total impaired loans as of March 31, 2012 include non-accrual loans of $53.1 million and TDRs accruing interest of $27.9 million. Total impaired loans as of December 31, 2011 include non-accrual loans of $57.5 million and TDRs accruing interest of $29.4 million.

	Impaired Loans
	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial real estate:
Land and construction	$11,981	$92	$9,460	$78
Improved Property	33,370	120	33,029	149
Commercial and industrial	8,327	18	8,485	9
Residential real estate	16,153	74	14,555	40
Home equity	1,200	2	936	-
Consumer	274	-	269	-
Total impaired loans without a related allowance	71,305	306	66,734	276
With an allowance recorded:
Commercial real estate:
Land and construction	4,197	-	4,969	12
Improved Property	8,438	109	24,105	208
Commercial and industrial	-	-	920	-
Total impaired loans with an allowance	12,635	109	29,994	220
Total impaired loans	$83,940	$415	$96,728	$496

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	March 31, 2012	December 31, 2011

Commercial real estate:
Land and construction	$7,692	$10,135
Improved Property	25,534	25,122
Total commercial real estate	33,226	35,257
Commercial and industrial	6,758	8,238
Residential real estate	11,764	12,377
Home equity	1,068	1,331
Consumer	258	289
Total	$53,074	$57,492

(1)	Total non-accrual loans include $16.9 million and $17.3 million as of March 31, 2012 and December 31, 2011, respectively of loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2012			December 31, 2011
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total

Commercial real estate:
Land and construction	$7,120	$3,909	$11,029	$7,410	$5,662	$13,072
Improved Property	15,641	10,306	25,947	17,318	8,398	25,716
Total commercial real estate	22,761	14,215	36,976	24,728	14,060	38,788
Commercial and industrial	818	1,764	2,582	839	2,514	3,353
Residential real estate	4,321	956	5,277	3,844	713	4,557
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$27,900	$16,935	$44,835	$29,411	$17,287	$46,698

As of March 31, 2012, there were ten TDRs greater than $1.0 million representing $20.0 million or 44.6% of total TDRs comprised of three commercial real estate land and construction loans and seven commercial real estate improved property loans with specific reserves of $2.4 million. The concessions granted in the majority of the top ten TDRs were either extensions of maturity combined with interest only for a period of less than a year, or a reduction in payments through an extension of maturity date by re-amortizing principal and interest.

The following table presents details related to loans identified as TDRs during the three months ended March 31, 2012:

	New TDRs (1) For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Land and construction	-	$-	$-
Improved Property	6	903	909
Total commercial real estate	6	903	909
Commercial and industrial	-	-	-
Residential real estate	4	395	403
Home equity	-	-	-
Consumer	-	-	-
Total	10	$1,298	$1,312
(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days or more) during the three months ended March 31, 2012 that were restructured within the last twelve months prior to March 31, 2012:

	Defaulted TDRs (1) For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment

Commercial real estate:
Land and construction	1	$139
Improved property	10	2,627
Total commercial real estate	11	2,766
Commercial and industrial	3	488
Residential real estate	-	-
Home equity	-	-
Consumer	-	-
Total	14	$3,254
(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2012.

TDRs that defaulted during the three month period and that were restructured within the last twelve months represented 7.3% of the balance at March 31, 2012. Generally these loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At March 31, 2012, only two loans in the table above were accruing interest.

WesBanco had unfunded commitments to debtors whose loans were classified as TDRs of $21 thousand and $25 thousand at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	March 31, 2012	December 31, 2011

Other real estate owned	$2,813	$2,786
Repossessed assets	365	243
Total other real estate owned and repossessed assets	$3,178	$3,029

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At March 31, 2012 and December 31, 2011, WesBanco had FHLB borrowings of $147.9 million and $168.2 million, with a weighted-average interest rate of 3.88% and 3.58% respectively. The decline in borrowings from December 31, 2011 was due to scheduled maturities and their payoff. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $20.9 million at March 31, 2012 and $21.9 at December 31, 2011 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at March 31, 2012 and December 31, 2011 was estimated to be approximately $1.0 billion for both periods.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $147.9 million outstanding at March 31, 2012, $106.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2012 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate

2012	$56,505	4.45%
2013	50,243	3.27%
2014	16,165	3.40%
2015	921	4.69%
2016	129	4.35%
2017 and thereafter	23,950	4.09%
Total	$147,913	3.88%

The majority of the 2012 maturities are in the third quarter, and most of the 2013 maturities are in the first quarter.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2012	2011

Service cost – benefits earned during year	$681	$636
Interest cost on projected benefit obligation	965	896
Expected return on plan assets	(1,378)	(1,396)
Amortization of prior service cost	11	15
Amortization of net loss	569	315
Net periodic pension cost	$848	$466

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.3 million is due for 2012 which will be partially funded by the Plan’s $2.1 million available credit balance. No decision has been made as of March 31, 2012 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

NOTE 7. FAIR VALUE MEASUREMENT

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Securities available-for-sale: The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within Level 1 or 2 of the fair value hierarchy. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy. This includes certain specific municipal debt issues for which the credit quality and discount rate must be estimated.

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Impaired loans: Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

Other real estate owned and repossessed assets: Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and therefore other real estate owned and repossessed assets are classified within level 3 of the fair value hierarchy.

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

Loans held for sale: Loans held for sale are carried, in aggregate, at the lower of cost or fair value. The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value and therefore loans held for sale are classified within level 2 of the fair value hierarchy.

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2012:

		March 31, 2012 Fair Value Measurements Using:
(unaudited, in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring fair value measurements
Securities - available-for-sale
Other government agencies	$147,397	$-	$147,397	$-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	711,408	-	711,408	-
Obligations of state and political subdivisions	180,914	-	180,890	24
Corporate debt securities	42,424	-	42,424	-
Equity securities	5,693	3,953	1,740	-
Total securities - available-for-sale	$1,087,836	$3,953	$1,083,859	$24
Total recurring fair value measurements	$1,087,836	$3,953	$1,083,859	$24

Nonrecurring fair value measurements
Impaired loans	$10,916	$-	$-	$10,916

Other real estate owned and repossessed assets	3,178	-	-	3,178
Mortgage servicing rights	1,190	-	-	1,190
Loans held for sale	8,611	-	8,611	-
Total nonrecurring fair value measurements	$23,895	$-	$8,611	$15,284

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and 2 for the three months ended March 31, 2012. For the three months ended March 31, 2012 loans held for sale were transferred from level 3 to level 2 due to improvements in the valuation model, which utilizes quoted prices for similar loans.

The following tables set forth the WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2011:

		December 31, 2011 Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring fair value measurements
Securities - available-for-sale
Other government agencies	$198,720	$-	$198,720	$-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	588,092	-	588,092	-
Obligations of state and political subdivisions	180,433	-	180,386	47
Corporate debt securities	44,066	-	44,066	-
Equity securities	5,029	3,340	1,689	-
Total securities - available-for-sale	$1,016,340	$3,340	$1,012,953	$47
Total recurring fair value measurements	$1,016,340	$3,340	$1,012,953	$47

Nonrecurring fair value measurements
Impaired loans	$7,548	$-	$-	$7,548
Other real estate owned and repossessed assets	3,029	-	-	3,029
Mortgage servicing rights	1,311	-	-	1,311
Loans held for sale	6,084	-	-	6,084
Total nonrecurring fair value measurements	$17,972	$-	$-	$17,972

Assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value were immaterial at March 31, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

March 31, 2012:
Impaired loans	10,916	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -55.4%	(-28.8%)
			Liquidation expenses (2)	-1.9% to -8.0%	(-5.6%)
Other real estate owned and repossessed assets	3,178	Appraisal of collateral (1), (3)
Mortgage servicing rights	1,190	Discounted cash flow	Remaining term	3.1 yrs to 27.5 yrs	(15.8yrs)
			Discount rate	9.0% to 12.0%	(9.6%)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2012
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash and due from banks	$157,243	$157,243	$157,243	$-	$-
Securities available-for-sale	1,087,836	1,087,836	3,953	1,083,859	24
Securities held-to-maturity	577,923	608,186	-	607,376	810
Net loans	3,169,302	3,088,639	-	-	3,088,639
Loans held for sale	8,611	8,611	-	8,611	-
Accrued interest receivable	19,501	19,501	19,501	-	-
Bank owned life insurance	110,954	110,954	110,954	-	-

Financial Liabilities
Deposits	4,473,857	4,506,629	2,914,931	1,591,698	-
Federal Home Loan Bank borrowings	147,913	152,851	-	152,851	-
Other borrowings	187,632	188,399	89,536	98,863	-
Junior subordinated debt	106,074	53,340	-	53,340	-
Accrued interest payable	5,007	5,007	5,007	-	-

	December 31, 2011
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate

Financial assets:
Cash and due from banks	$140,325	$140,325
Securities available-for-sale	1,016,340	1,016,340
Securities held-to-maturity	592,925	621,472
Net loans	3,184,558	3,068,799
Loans held for sale	6,084	6,084
Accrued interest receivable	19,268	19,268
Bank owned life insurance	110,074	110,074
Financial liabilities:
Deposits	4,393,866	4,420,102
Federal Home Loan Bank borrowings	168,186	174,926
Other borrowings	196,887	197,922
Junior subordinated debt	106,066	56,515
Accrued interest payable	4,975	4,975

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities held-to-maturity: Fair values for securities held-to-maturity are determined in the same manner as securities available-for-sale which is described above.

Net loans: Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

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

Other borrowings: The carrying amount of federal funds purchased and overnight sweep accounts generally approximate fair value. Other repurchase agreements are based on quoted market prices if available. If market prices are not available, for certain fixed and adjustable rate repurchase agreements, then quoted market prices of similar instruments are used.

Junior subordinated debt owed to unconsolidated subsidiary trusts: Due to the pooled nature of these instruments, which are not actively traded, estimated fair value is based on broker prices from recent similar sales.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

Off-balance sheet financial instruments: Off-balance sheet financial instruments consist of commitments to extend credit including letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore are not presented in the above table.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million as of both March 31, 2012 and December 31, 2011, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit is recorded at its estimated fair value of $0.1 million as of both March 31, 2012 and December 31, 2011, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	March 31, 2012	December 31, 2011

Lines of credit	$623,328	$602,923
Loans approved but not closed	109,349	113,113
Overdraft limits	80,549	85,981
Letters of credit	37,100	37,719
Contingent obligations to purchase loans funded by other entities	7,629	7,685

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

NOTE 9. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.2 billion and $3.1 billion at March 31, 2012 and 2011, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated

For the Three Months ended March 31, 2012:
Interest income	$53,680	$-	$53,680
Interest expense	11,850	-	11,850
Net interest income	41,830	-	41,830
Provision for credit losses	6,202	-	6,202
Net interest income after provision for credit losses	35,628	-	35,628
Non-interest income	10,569	4,753	15,322
Non-interest expense	32,808	2,857	35,665
Income before provision for income taxes	13,389	1,896	15,285
Provision for income taxes	2,536	759	3,295
Net income	$10,853	$1,137	$11,990

For the Three Months ended March 31, 2011:
Interest income	$56,098	$-	$56,098
Interest expense	14,622	-	14,622
Net interest income	41,476	-	41,476
Provision for credit losses	8,041	-	8,041
Net interest income after provision for credit losses	33,435	-	33,435
Non-interest income	9,742	4,762	14,504
Non-interest expense	32,914	2,577	35,491
Income before provision for income taxes	10,263	2,185	12,448
Provision for income taxes	1,334	874	2,208
Net income	$8,929	$1,311	$10,240

Total non-fiduciary assets of the trust and investment services segment were $2.9 million and $2.6 million at March 31, 2012 and 2011, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2012. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2011 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 112 branches, one loan production office and 121 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2012 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2012 was $12.0 million as compared to $10.2 million for the first quarter of 2011, representing an increase of 17.1%, while diluted earnings per share were $0.45, as compared to $0.39 per share for the first quarter of 2011, representing an increase of 15.4%. The increased earnings improved the return on average assets by 10 basis points from the first quarter of last year to 0.87% and the return on average equity grew by 73 basis points to 7.54%.

Net interest income increased $0.4 million or 0.9% in the first quarter compared to the first quarter of 2011. This increase was due to an increase in average earning assets of $152.3 million or 3.2%. Primarily through balance sheet management strategies, WesBanco was able to increase net interest income in spite of the low interest rate environment. In addition, cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of higher cost FHLB borrowings which were reduced through scheduled maturities. The average balance for FHLB borrowings, which have an average interest cost of 3.38% and represent 11.6% of interest expense, decreased by $76.1 million or 31.7% compared to the first quarter of 2011. The net interest margin was relatively unchanged in the first quarter compared to the fourth quarter of 2011, but declined by 10 basis points compared to the first quarter of 2011 as the low interest rate environment has resulted in reduced rates earned on the securities and loan portfolios and a decline in rates on interest bearing liabilities. In addition, the margin declined compared to the first quarter due to a change in asset mix towards more securities as a result of the significant increase in deposits over the past two years.

The provision for credit losses decreased $1.8 million in the first quarter of 2012 compared to the same quarter of 2011, and decreased $3.4 million compared to the fourth quarter of 2011. The decrease in the provision was due to significant improvement in all major credit quality metrics in the current quarter. Net charge-offs for the first quarter decreased 20.3% compared to the first quarter of 2011 and 33.3% compared to the fourth quarter of 2011. In the last twelve months classified and criticized loans decreased 23.4% and non-performing loans decreased 15.8%, primarily due to principal reductions, orderly exits of certain loans, and charge-offs. In addition, loans past due 30 days or more and accruing interest at March 31, 2012 decreased 33.3% compared to March 31, 2011. All of these measures of credit quality were at their lowest level in the last five quarters. The improvement in credit quality resulted in the strengthening of coverage ratios while also supporting the lower provision for credit losses in the current quarter. The allowance for loan losses to non-performing loans, and the allowance for loan losses to the total of non-performing loans and loans past due, were both at their highest levels in the last five quarters.

Non-interest income increased $0.8 million or 5.6% as compared to the first quarter of 2011. This increase was principally due to a $0.5 million increase in electronic banking fees due to increased transaction volume and a $0.6 million improvement in the net gain / (loss) on other real estate owned, partially offset by a $0.3 million decrease in net gains on sale of mortgage loans. While mortgage loan originations increased from the prior year, WesBanco retained more loans with terms of 15 years or less for our portfolio resulting in the decline in gains on sale of mortgage loans. Non-interest expense was nearly unchanged in the first quarter as compared to the first quarter of 2011. Reduced FDIC insurance of $0.6 million, due to a new calculation by the FDIC effective in April of 2011, and reductions in many other expense categories were offset by increased salaries and wages due to routine annual adjustments to compensation and increased pension plan expense.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2012	2011

Net interest income	$41,830	$41,476
Taxable equivalent adjustments to net interest income	1,658	1,608
Net interest income, fully taxable equivalent	$43,488	$43,084
Net interest spread, non-taxable equivalent	3.26%	3.33%
Benefit of net non-interest bearing liabilities	0.17%	0.20%
Net interest margin	3.43%	3.53%
Taxable equivalent adjustment	0.14%	0.14%
Net interest margin, fully taxable equivalent	3.57%	3.67%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, comprised of deposits and short and long-term borrowings. Net interest income is affected by the general level of and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities. Net interest income increased $0.4 million or 0.9% in the first quarter of 2012 compared to the first quarter of 2011. This increase was due to an increase in average earning assets of $152.3 million or 3.2%, primarily through increased investments in taxable securities funded by deposit increases. Total average deposits increased by $220.5 million or 5.3% compared to the first quarter of 2011, primarily through increases in demand deposit accounts as a result of marketing campaigns, customer incentives and wealth management and business initiatives. In addition, cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of higher-cost FHLB borrowings. The net interest margin was relatively unchanged in the first quarter compared to the fourth quarter of 2011, but declined by 10 basis points to 3.57% compared to the first quarter of 2011. Over the last four quarters the low interest rate environment resulted in reduced rates earned on the securities and loan portfolios and a decrease in average rates paid on interest bearing liabilities. The average rate on earning assets decreased by 38 basis points while the rate on interest bearing liabilities declined by 30 basis points. In addition, the 2012 first quarter reflects a change in asset mix, with a higher percentage of shorter duration investments.

Interest income decreased $2.4 million or 4.3% in the first quarter of 2012 compared to the same quarter in 2011 due to the lower yields, partially offset by the increase in average earning assets. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to competition and the lower interest rate environment. In addition, the percentage of earning assets invested in lower-yielding securities increased, as compared to typically higher-yielding loans. Securities yields decreased, primarily due to the reinvestment of funds from investment maturities and calls at current lower available interest rates. Taxable securities yields decreased 43 basis points in the first quarter while tax-exempt securities yields declined only 20 basis points due to the longer average life of the tax-exempt portfolio and limited additions to this portfolio. In addition, rate spread opportunities were available in collateralized mortgage securities, offsetting significant calls of other government agencies and resulting in an increase in average taxable securities. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 32 basis points in the first quarter of 2012. In addition, proceeds from loan maturities, payoffs and principal reductions have been reinvested at lower yields, thus reducing the overall yield of earning assets.

Loan production increased 62% in the first quarter of 2012 compared to the first quarter of 2011 with increases in all loan categories. In addition, the Bank continued to retain more residential mortgage loans in the portfolio, rather than selling them to the secondary market. However, due to payoffs of performing commercial real estate loans due to property sales by borrowers or refinancing in the secondary market, bank sales or charge-offs of non-performing loans, and reduced usage of our customers’ commercial lines of credit, average loan balances decreased slightly in the first quarter compared to the first quarter of 2011.

In the first quarter of 2012, interest expense decreased $2.8 million or 19.0% compared to the first quarter of 2011 due to decreases in rates paid and a change in the liability mix towards less expensive sources of funding, partially offset by an increase in the average balances. The average rate paid on interest bearing liabilities decreased to 1.14% in the 2012 quarter from 1.44% in the first quarter of 2011, while interest bearing liabilities increased 1.2%. Rates paid on deposits declined by 28 basis points due to declines in rates paid in all deposit categories. These declines were due to management reducing offered interest rates in all categories of deposits. Improvements in the deposit funding mix also lower the cost of funds, with average CDs decreasing to 36.1% of total average deposits from 40.1% in the first quarter of 2011, while all other account types increased to 63.9%. The overall increase in average interest bearing liabilities was primarily due to the increases in average interest bearing deposits of $113.2 million or 3.2% in the first quarter of 2012, partially offset by decreases in FHLB borrowings. In addition, average non-interest bearing demand deposits increased by $107.3 million. Deposit increases were used to pay down higher-cost maturing FHLB borrowings, significantly contributing to the reduced cost of funds. FHLB borrowings were 3.9% of average interest bearing liabilities in 2012 compared to 5.8% in the 2011 first quarter. Average deposits increased significantly in every product category other than CDs, even as offered rates were reduced. CDs decreased by $88.1 million due to reductions in rate offerings, a focus on customers with multiple banking relationships as opposed to single service CD customers and customer demand for other shorter-term deposit products.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2012		2011
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate

ASSETS
Due from banks - interest bearing	$44,389	0.19%	$53,396	0.15%
Loans, net of unearned income (1)	3,251,637	5.19%	3,264,097	5.51%
Securities: (2)
Taxable	1,269,255	2.71%	1,108,599	3.14%
Tax-exempt (3)	310,617	6.10%	291,747	6.30%
Total securities	1,579,872	3.37%	1,400,346	3.80%
Other earning assets	21,920	0.47%	27,650	0.52%
Total earning assets (3)	4,897,818	4.54%	4,745,489	4.92%
Other assets	651,344		617,876
Total Assets	$5,549,162		$5,363,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$702,418	0.23%	$591,292	0.43%
Money market accounts	790,181	0.38%	769,939	0.76%
Savings deposits	612,547	0.19%	542,593	0.36%
Certificates of deposit	1,587,353	1.77%	1,675,482	1.95%
Total interest bearing deposits	3,692,499	0.92%	3,579,306	1.20%
Federal Home Loan Bank borrowings	164,070	3.38%	240,144	3.42%
Other borrowings	200,232	2.37%	187,761	2.55%
Junior subordinated debt	106,070	3.31%	106,038	3.06%
Total interest bearing liabilities	4,162,871	1.14%	4,113,249	1.44%
Non-interest bearing demand deposits	708,570		601,270
Other liabilities	38,541		38,769
Shareholders’ Equity	639,180		610,077
Total Liabilities and Shareholders’ Equity	$5,549,162		$5,363,365

Taxable equivalent net interest spread		3.40%		3.47%
Taxable equivalent net interest margin		3.57%		3.67%
(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $1.0 million and $0.9 million for the three months ended March 31, 2012 and 2011.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2012 Compared to March 31, 2011
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)

Increase (decrease) in interest income:
Due from banks - interest bearing	$(3)	$4	$1
Loans, net of unearned income	(147)	(2,237)	(2,384)
Taxable securities	1,173	(1,291)	(118)
Tax-exempt securities (1)	291	(148)	143
Other earning assets	(6)	(4)	(10)
Total interest income change (1)	1,308	(3,676)	(2,368)
Increase (decrease) in interest expense:
Interest bearing demand deposits	105	(332)	(227)
Money market accounts	38	(739)	(701)
Savings deposits	58	(251)	(193)
Certificates of deposit	(388)	(683)	(1,071)
Federal Home Loan Bank borrowings	(623)	(26)	(649)
Other borrowings	81	(85)	(4)
Junior subordinated debt	-	73	73
Total interest expense change	(729)	(2,043)	(2,772)
Net interest income increase (decrease) (1)	$2,037	$(1,633)	$404
(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses decreased $1.8 million in the first quarter of 2012 compared to the same quarter of 2011, and decreased $3.4 million compared to the fourth quarter of 2011. The decrease in the provision was due to significant improvement in all major credit quality metrics in the current quarter as a result of a consistent focus on improving credit quality in both new loan origination and administration of existing loans. Net charge-offs for the first quarter decreased $1.7 million or 20.3% compared to the first quarter of 2011 and $3.3 million or 33.3% compared to the fourth quarter of 2011. In the last twelve months classified and criticized loans decreased 23.4% and non-performing loans decreased 15.8% due to principal reductions, orderly exits of certain loans including the sale of $17.1 million of non-performing loans in the third quarter of 2011, and charge-offs. In addition, loans past due 30 days or more and accruing interest, excluding TDRs at March 31, 2012 decreased $9.1 million or 33.3% compared to March 31, 2011. All of these measures of credit quality were at their lowest level in the last five quarters. The improvement in credit quality resulted in the strengthening of coverage ratios and supported a lower overall allowance and a lower provision for credit losses in the current quarter. The allowance for loan losses to non-performing loans, and the allowance for loan losses to the total of non-performing loans and loans past due, were both at their highest levels in the last five quarters. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change

Trust fees	$4,753	$4,762	$(9)	(0.2%)
Service charges on deposits	3,993	4,222	(229)	(5.4%)
Electronic banking fees	2,763	2,284	479	21.0%
Net securities brokerage revenue	1,075	1,096	(21)	(1.9%)
Bank-owned life insurance	880	895	(15)	(1.7%)
Net gains on sales of mortgage loans	268	582	(314)	(54.0%)
Net securities gains	100	17	83	488.2%
Net gains/losses on other real estate owned and other assets	32	(545)	577	105.9%
Other income:
Net insurance services revenue	688	625	63	10.1%
Other	770	566	204	36.0%
Total non-interest income	$15,322	$14,504	$818	5.6%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. In the first quarter of 2012 non-interest income increased $0.8 million as compared to the first quarter of 2011 due to a $0.5 million increase in electronic banking fees from increased transaction volume, and a decrease in losses on other real estate owned of $0.6 million. These improvements were partially offset by a $0.3 million decrease in net gains on sales of mortgage loans as more loans with terms of 15 years and less are being retained in 2012, and a $0.2 million decrease in service charges on deposits.

Trust fees were nearly unchanged from the first quarter of 2011. Trust assets at March 31, 2012 increased to $3.2 billion from $3.1 billion at March 31, 2011. At March 31, 2012, trust assets include managed assets of $2.5 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $791.4 million as of March 31, 2012 and $772.0 million at March 31, 2011 and are included in trust managed assets.

Electronic banking fees, which include debit card interchange fees, improved by $0.5 million in the first quarter of 2012 as compared to the same period in the prior year, due to a higher volume of debit card transactions during the period which have continued to grow as customers move more towards electronic transactions from checks and other forms of payment. Regulatory changes, which became effective October 1, 2011 for card issuers with more than $10 billion in assets, place a cap on debit card interchange fees. WesBanco anticipates some market-related long-term impact on its electronic banking fees in the future from these changes even though it is not directly subject to the new regulations.

Service charges on deposits, which are primarily customer overdraft fees, were 5.4% lower in the first three months of 2012 as compared to the same period in 2011 due to changes in customer behavior. Higher overall customer deposit balances, usage of mobile and internet banking technologies by our customers, and changes in marketing strategies may have also had an impact.

Net losses on the sale of other real estate owned and other assets decreased by $0.6 million for the three months ended March 31, 2012 as compared to the same period in 2011 due to ongoing property liquidation efforts. Other real estate owned balances have increased slightly since December 31, 2011, but have been reduced by almost 45% since March 31, 2011.

Gains on the sale of mortgage loans decreased by 54.0% in 2012 as compared to the same period in 2011 primarily from a strategic decision to retain more residential mortgage loans, with terms of 15 years or less, in the portfolio instead of selling most of these originations to the secondary market.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change

Salaries and wages	$14,315	$13,653	$662	4.8%
Employee benefits	5,618	5,156	462	9.0%
Net occupancy	2,776	2,921	(145)	(5.0%)
Equipment	2,174	2,300	(126)	(5.5%)
Marketing	771	1,005	(234)	(23.3%)
FDIC Insurance	1,045	1,654	(609)	(36.8%)
Amortization of intangible assets	537	618	(81)	(13.1%)
Other operating expenses:
Miscellaneous, franchise, and other taxes	1,452	1,363	89	6.5%
Postage	728	873	(145)	(16.6%)
Consulting, regulatory, accounting and advisory fees	1,037	905	132	14.6%
Other real estate owned and foreclosure expenses	393	730	(337)	(46.2%)
Legal fees	687	639	48	7.5%
Communications	658	668	(10)	(1.5%)
ATM and interchange expenses	833	671	162	24.1%
Supplies	625	592	33	5.6%
Other	2,016	1,743	273	15.7%
Total other operating expenses	8,429	8,184	245	3.0%
Total non-interest expense	$35,665	$35,491	$174	0.5%

Non-interest expense increased $0.2 million or 0.5% in the first quarter, as compared to the same period in 2011 due to higher salaries and wages and employee benefits, which were offset by decreased FDIC insurance, marketing and other real estate owned and foreclosure expenses. Expense reductions were achieved in many other expense categories. WesBanco’s efficiency ratio improved to 60.6% in the first quarter of 2012 as compared to 61.6% in the first quarter of 2011.

Salaries and wages increased 4.8% for the three months ended March 31, 2012 compared 2011, primarily due to regular employee compensation increases and higher stock compensation expense. Employee benefits increased 9.0% primarily due to higher pension expense resulting from a higher projected benefit obligation due to expected lower pension asset growth and lower discount rate assumptions.

FDIC insurance decreased $0.6 million due to the new calculation of FDIC insurance expense, effective April 1, 2011. FDIC insurance expense is expected to normalize quarter-over-quarter beginning in the second quarter 2012.

Marketing expenses decreased $0.2 million in the first quarter of 2012 compared to 2011 primarily due to higher free checking incentives and advertising expenses due to timing of marketing campaigns early in 2011.

Other real estate owned and foreclosure expenses decreased due to ongoing liquidation efforts including the sale of a hospitality property in the fourth quarter of 2011 which operated at a loss in the first quarter of 2011.

ATM and interchange expenses, which include debit card processing fees, increased $0.2 million or 24.1% due to a higher volume of debit card transactions during the period, which have continued to grow as customers move more towards electronic transactions.

INCOME TAXES

The provision for federal and state income taxes increased to $3.3 million in 2012 compared to $2.2 million in 2011. The increase in income tax expense was due to a $2.8 million increase in pre-tax income, and a higher effective tax rate of 21.6% compared to 17.7% for 2011. The increase in the effective tax rate was primarily due to higher expected 2012 pre-tax income resulting in a lower percentage of tax-exempt income to total income.

FINANCIAL CONDITION

Total assets increased 1.2% in the first three months of 2012 primarily as a result of a 4.2% increase in investment securities and cash and due from banks, which was funded by a 1.8% increase in deposits. Loan production increased significantly during the quarter, however, the net loan portfolio declined 0.5% from December 31, 2011 as the low interest rate environment and continued competition for high quality credits resulted in payoffs of certain performing commercial real estate loans that were refinanced in the secondary market or as a result of borrowers selling properties, and pay-downs on commercial lines of credit. The increase in deposits was primarily due to a 6.2% increase in savings deposits, which, combined with a 4.6% increase in money market deposits, and a 3.7% increase in demand deposits, more than offset a 2.9% decrease in CDs. The reduction in CDs was due to anticipated reductions through lower offered rates for new and rollover CDs, and customers’ desire to shorten interest rate maturities. FHLB borrowings decreased 12.1% from December 31, 2011 as higher cost FHLB borrowings were paid down using available funding provided by the increase in deposits. Total shareholders’ equity increased by approximately $8.2 million, or 1.3%, as compared to December 31, 2011 due to net income exceeding dividends for the period by $7.5 million, coupled with a $0.8 million increase in unrealized gains in the available-for-sale portfolio, which are included net of the tax effect in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	March 31, 2012	December 31, 2011	$ Change	% Change

Available-for-sale (at fair value)
Other government agencies	$147,397	$198,720	$(51,323)	(25.8%)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	711,408	588,092	123,316	21.0%
Obligations of states and political subdivisions	180,914	180,433	481	0.3%
Corporate debt securities	42,424	44,066	(1,642)	(3.7%	)
Total debt securities	1,082,143	1,011,311	70,832	7.0%
Equity securities	5,693	5,029	664	13.2%
Total available-for-sale securities	$1,087,836	$1,016,340	$71,496	7.0%

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	222,811	247,938	(25,127)	(10.1%)
Other residential collateralized mortgage obligations	679	783	(104)	(13.3%)
Obligations of states and political subdivisions	352,981	342,752	10,229	3.0%
Corporate debt securities	1,452	1,452	-	0.0%
Total held-to-maturity securities	577,923	592,925	(15,002)	(2.5%)
Total securities	$1,665,759	$1,609,265	$56,494	3.5%

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.63%	2.86%
As a % of total securities	65.3%	63.2%
Weighted average life (in years)	3.4	2.8

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.65%	4.62%
As a % of total securities	34.7%	36.8%
Weighted average life (in years)	5.3	5.3

Total securities:
Weighted average yield at the respective period end (2)	3.33%	3.51%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.1	3.7

(1) At March 31, 2012 and December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $56.5 million or 3.5% from December 31, 2011 to March 31, 2012. The overall increase was due to a 7.0% increase in the available-for-sale portfolio, while the held-to-maturity portfolio declined by 2.5%, particularly due to paydowns on residential mortgage-backed securities. The increase in total securities was funded by increases in deposit balances. For the three months ended March 31, 2012, security purchases totaled $217.9 million. These purchases were partially offset by sales of $3.1 million, and maturities, pay-downs, and calls totaling $157.0 million.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	March 31, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total

Municipal bonds (at fair value):
AAA rating	$56,576	10.2%	$52,791	9.7%
AA rating	402,358	72.2%	388,659	71.4%
A rating	62,429	11.2%	64,125	11.7%
Below an A rating (1)	20,028	3.6%	24,351	4.5%
No rating	15,498	2.8%	14,580	2.7%
Total municipal bond portfolio	$556,889	100.0%	$544,506	100.0%

(1) All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	March 31, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total

Municipal bond type:
General Obligation	$399,258	71.7%	$393,755	72.3%
Revenue	157,631	28.3%	150,751	27.7%
Total municipal bond portfolio	$556,889	100.0%	$544,506	100.0%
Municipal bond issuer:
State Issued	$43,504	7.8%	$45,993	8.4%
Local Issued	513,385	92.2%	498,513	91.6%
Total municipal bond portfolio	$556,889	100.0%	$544,506	100.0%

The amortized cost of the municipal bond portfolio at March 31, 2012 and December 31, 2011 was $525.2 million and $514.5 million, respectively. The municipal bond portfolio is broadly spread across the U.S. with 60% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Texas, Illinois, and Michigan, respectively.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 7, “Fair Value Measurements” in the Consolidated Financial Statements.

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

TABLE 8. COMPOSITION OF LOANS (1)

	March 31, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans

Commercial real estate:
Land and construction	$193,386	6.0%	$175,867	5.4%
Improved property	1,481,955	45.8%	1,509,698	46.5%
Total commercial real estate	1,675,341	51.8%	1,685,565	51.9%
Commercial and industrial	410,369	12.7%	426,315	13.1%
Residential real estate:
Land and construction	9,414	0.3%	9,654	0.3%
Other	628,465	19.4%	611,729	18.9%
Home equity	250,757	7.8%	251,785	7.8%
Consumer	249,351	7.7%	254,320	7.8%

Total portfolio loans	3,223,697	99.7%	3,239,368	99.8%
Loans held for sale	8,611	0.3%	6,084	0.2%
Total loans	$3,232,308	100.0%	$3,245,452	100.0%

(1) Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Loan production increased 5% in the first quarter of 2012 compared to the fourth quarter of 2011 and 62% from the first quarter of 2011. However, total loans outstanding decreased 0.5% from December 31, 2011 to March 31, 2012 as the low interest rate environment and significant competition for high quality credits resulted in payoffs of certain performing CRE loans; and usage of C&I lines of credit declined from 48% to 43% of total line of credit availability between March 31, 2011 and March 31, 2012. CRE land and construction loans increased $17.5 million or 10.0% as a result of the staged funding of new commercial construction loans for apartment buildings, pre-leased investment property and owner-occupied commercial real estate, net of $2.1 million in charge-offs of non-performing land development loans. CRE improved property loans decreased $27.7 million or 1.8% due primarily to early payoffs of certain performing loans. C&I loans decreased $15.9 million or 3.7% due to the reduction in the usage of lines of credit. Other residential real estate increased $16.7 million or 2.7% primarily due to management’s decision to retain new 15 year fixed rate loans in the portfolio and selling fewer loans into the secondary market. Approximately 30% of all mortgage originations were sold into the secondary market in the first quarter of 2012, compared to 52% in the comparable 2011 period. Additionally, overall mortgage production during the three months ended March 31, 2012 increased 90% over the comparable 2011 period. Home equity lines of credit were relatively unchanged, while consumer loans decreased $5.0 million or 2.0% due to reduced loan demand as consumers continued to deleverage, as well as stricter underwriting standards for certain types of consumer loans. Loans held for sale increased $2.5 million due to timing differences on scheduled closings and seasonal factors influencing total volumes. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2012	December 31, 2011

Non-accrual loans:
Commercial real estate - land and construction	$7,692	$10,135
Commercial real estate - improved property	25,534	25,122
Commercial and industrial	6,758	8,238
Residential real estate	11,764	12,377
Home equity	1,068	1,331
Consumer	258	289
Total non-accrual loans	53,074	57,492
TDRs accruing interest:
Commercial real estate-land and construction	7,120	7,410
Commercial real estate-improved property	15,641	17,318
Commercial and industrial	818	839
Residential real estate	4,321	3,844
Home equity	-	-
Consumer	-	-
Total TDRs accruing interest (1)	27,900	29,411
Total non-performing loans	$80,974	$86,903
Other real estate owned and repossessed assets	3,178	3,029
Total non-performing assets	$84,152	$89,932

Non-performing loans/total loans	2.51%	2.68%
Non-performing assets/total assets	1.50%	1.62%
Non-performing assets/total loans, other real estate and repossessed assets	2.61%	2.77%

(1) TDRs on nonaccrual of $16.9 million and $17.3 million at March 31, 2012 and December 31, 2011, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $5.9 million from December 31, 2011 to March 31, 2012 primarily due to principal reductions and charge-offs exceeding the migration of loans to those categories. At March 31, 2012, non-performing loans were at their lowest level since 2009. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets were relatively unchanged from December 31, 2011 to March 31, 2012, and decreased 42.8% from March 31, 2011 as a result of the sale of properties.

The following table presents non-performing asset activity.

TABLE 10. NON-PERFORMING ASSET ACTIVITY

	For the Three Months Ended March 31, 2012
	Non-Accrual Loans			Accruing	Other Real Estate and Repossessed	Total Non- Performing
(unaudited, in thousands)	TDRs	Other	Total	TDRs	Assets	Assets

Beginning balance	$17,287	$40,205	$57,492	$29,411	$3,029	$89,932
Activity during the period:
Additions to non-accrual or TDR	638	3,307	3,945	1,166	-	5,111
Foreclosed real estate	-	-	-	-	750	750
Repossessed other collateral	-	-	-	-	936	936
Charge-offs or charge-downs	(2,025)	(3,643)	(5,668)	-	-	(5,668)
Loans returned to accrual	(115)	(348)	(463)	-	-	(463)
Other real estate sold	-	-	-	-	(723)	(723)
Repossessed assets sold	-	-	-	-	(814)	(814)
Transfer between categories	1,621	-	1,621	(1,621)	-	-
Principal payments / other changes, net	(471)	(3,382)	(3,853)	(1,056)	-	(4,909)
Ending balance	$16,935	$36,139	$53,074	$27,900	$3,178	$84,152

TABLE 11. PAST DUE AND ACCRUING LOANS EXCLUDING TDRs

(unaudited, dollars in thousands)	March 31, 2012	December 31, 2011

Loans past due 90 days or more:
Commercial real estate - land and construction	$291	$-
Commercial real estate - improved property	-	18
Commercial and industrial	45	939
Residential real estate	1,609	2,881
Home equity	854	498
Consumer	347	799
Total portfolio loans	3,146	5,135
Loans held for sale	-	-
Total loans past due 90 days or more	$3,146	$5,135
Loans past due 30 to 89 days:
Commercial real estate-land and construction	$588	$180
Commercial real estate-improved property	2,786	4,599
Commercial and industrial	1,275	1,442
Residential real estate	4,904	5,902
Home equity	1,774	2,266
Consumer	3,707	5,499
Total portfolio loans	15,034	19,888
Loans held for sale	-	-
Total loans past due 30 to 89 days	$15,034	$19,888

Loans past due 90 days or more and accruing to total loans	0.10%	0.16%
Loans past due 30-89 days to total loans	0.47%	0.61%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $2.0 million or 38.7% from December 31, 2011. These loans continue to accrue interest because they are both well secured and in the process of collection. Loans past due 30-89 days decreased $4.9 million or 24.4% between December 31, 2011 and March 31, 2012 as a result of a continued focus on controlling early stage delinquency and moderate improvement in economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses decreased $0.4 million from December 31, 2011 to March 31, 2012 and represented 1.69% of total loans which was unchanged from December 31, 2011 and down from 1.89% at March 31, 2011. The allowance for loans individually evaluated increased by $0.1 million to $3.5 million from December 31, 2011 to March 31, 2012 while the allowance for loans collectively evaluated decreased $0.5 million to $50.9 million due to lower delinquency, reduced levels of classified and criticized loans, and lower net charge-offs.

The allowance for loan commitments from December 31, 2011 to March 31, 2012 was unchanged.

The allowance for credit losses by loan category, presented in Note 4 to the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio.

Net charge-offs for the first quarter decreased $1.7 million compared to the first quarter of 2011 and $3.3 million compared to the fourth quarter of 2011. The decline in net charge-offs and improvements in credit quality enabled a decrease in the provision for credit losses of $1.8 million for the first quarter of 2012 compared to the same quarter of 2011, and a decrease of $3.4 million compared to the fourth quarter of 2011. Net annualized loan charge-offs to average loans were 0.82% for the three months ended March 31, 2012 compared to 1.03% for same period last year.

The internal risk rating is the primary factor for establishing the allowance for all commercial loans and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and they are also typically considered classified under the Bank’s risk grading system. Total commercial criticized and classified loans at March 31, 2012 decreased $72.5 million from March 31, 2011, and $21.1 million from December 31, 2011 from principal reductions, orderly exits of certain loans, and charge-offs.

Table 12 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allowance allocated to CRE land and construction decreased despite an increase in loans and delinquencies in the category, due to the charge-off of two loans with specific reserves totaling $1.8 million. The allowance for home equity loans also increased due to continued concerns about declining property values in certain markets. The allowance allocated to other segments of the portfolio as reductions in historical loss rates were offset by growth in the residential real estate segment and increased specific reserves in the CRE improved property segment.

TABLE 12. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	March 31, 2012	Percent of Total	December 31, 2011	Percent of Total

Allowance for loan losses:
Commercial real estate - land and construction	$4,431	8.1%	$4,842	8.8%
Commercial real estate - improved property	24,899	45.4%	24,748	44.8%
Commercial and industrial	11,131	20.3%	11,414	20.7%
Residential real estate	5,709	10.4%	5,638	10.2%
Home equity	2,272	4.1%	1,962	3.5%
Consumer	5,414	9.8%	5,410	9.8%
Deposit account overdrafts	539	1.0%	796	1.4%
Total allowance for loan losses	$54,395	99.1%	$54,810	99.2%
Allowance for loan commitments:
Commercial real estate - land and construction	$53	0.1%	$74	0.1%
Commercial real estate - improved property	6	0.0%	21	0.0%
Commercial and industrial	346	0.7%	323	0.6%
Residential real estate	4	0.0%	4	0.0%
Home equity	44	0.1%	33	0.1%
Consumer	15	0.0%	13	0.0%
Total allowance for loan commitments	468	0.9%	468	0.8%
Total allowance for credit losses	$54,863	100.0%	$55,278	100.0%

Although the allowance for credit losses is allocated as described in Table 12, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2012.

DEPOSITS

TABLE 13. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2012	December 31, 2011	$ Change	% Change

Non-interest bearing demand	$749,733	$705,415	$44,318	6.3%
Interest bearing demand	706,117	698,114	8,003	1.1%
Money market	825,577	789,036	36,541	4.6%
Savings deposits	633,504	596,549	36,955	6.2%
Certificates of deposit	1,558,926	1,604,752	(45,826)	(2.9%)

Total deposits	$4,473,857	$4,393,866	$79,991	1.8%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits increased by $80.0 million or 1.8% during the quarter ended March 31, 2012.

Savings deposits, money market deposits and demand deposits increased by 6.2%, 4.6% and 3.7%, respectively, in the first three months of 2012 due to marketing, incentive compensation and focused retail and business banking strategies to obtain more account relationships and customers’ preference for short-term maturities.

The decline in certificates of deposit of 2.9% is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace. WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the CDARS® program, which had $256.0 million in total outstanding balances at March 31, 2012 of which $180.5 million represented one-way buys, as compared to $276.6 million in total outstanding balances at December 31, 2011. Certificates of deposit greater than $250,000 were approximately $161.6 million at March 31, 2012 as compared to $162.5 million at December 31, 2011. Certificates of deposit of $100,000 or more were approximately $784.3 million at March 31, 2012 as compared to $797.0 million at December 31, 2011. Certificates of deposit totaling approximately $640.3 million at March 31, 2012 at an average cost of 0.97% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally lower for all maturities and types as compared to rates paid on existing CDs and the Bank has also recently lowered its money market and savings account rates to further improve its cost of deposits.

BORROWINGS

TABLE 14. BORROWINGS

	March 31,	December 31,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change

Federal Home Loan Bank borrowings	$147,913	$168,186	$(20,273)	(12.1%)
Other short-term borrowings	187,632	196,887	(9,255)	(4.7%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,074	106,066	8	0.0%

Total borrowings	$441,619	$471,139	$(29,520)	(6.3%)

Borrowings are currently a less significant source of funding for WesBanco compared to total deposits. During the first quarter of 2012, WesBanco reduced other short-term borrowings and paid down Federal Home Loan Bank borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows for their payoff. Additional maturities of $106.5 million are scheduled for the remainder of the year, mostly in the second half of 2012, which will result in a further lowering of the cost of wholesale borrowings as these borrowings are paid off with available funds or renewed at lower market rates.

Other short-term borrowings, which consist primarily of federal funds purchased and securities sold under agreements to repurchase were $187.6 million at March 31, 2012 as compared to $196.9 million at December 31, 2011. The decrease in these borrowings has occurred primarily as a result of a $6.2 million decrease in securities sold under agreements to repurchase. A revolving line of credit with another bank is available at the parent company. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million. There were no outstanding balances as of March 31, 2012 or December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 8, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity was $642.0 million at March 31, 2012 compared to $633.8 million at December 31, 2011. Total equity increased due to net income during the current three month period of $12.0 million and a $0.6 million other comprehensive income gain. The increase was partially offset by the declaration of common shareholder dividends totaling $4.5 million for the three months ended March 31, 2012. WesBanco also increased its quarterly dividend rate to $0.17 per share in February, representing a 6.3% increase over the prior quarter rate.

WesBanco is subject to regulatory promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank, as well as WesBanco maintain Tier 1, total capital and leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2012, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $19.8 million from the Bank. WesBanco seeks to continue improving its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

	Minimum Value (1)		Well Capitalized (2)	March 31, 2012			December 31, 2011
(unaudited, dollars in thousands)				Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)

WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$465,555	8.81%	$211,475	$457,568	8.71%	$210,108
Tier 1 capital to risk-weighted assets	4.00%		6.00%	465,555	12.89%	144,463	457,568	12.68%	144,335
Total capital to risk-weighted assets	8.00%		10.00%	510,821	14.14%	288,926	502,800	13.93%	288,669

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$421,842	8.01%	$210,697	$417,241	7.97%	$209,339
Tier 1 capital to risk-weighted assets	4.00%		6.00%	421,842	11.75%	143,564	417,241	11.62%	143,672
Total capital to risk-weighted assets	8.00%		10.00%	466,831	13.01%	287,128	462,268	12.87%	287,344
(1)	Minimum to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

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

Securities are the principal source of short-term liquidity for WesBanco. Securities totaled $1.7 billion at March 31, 2012, of which $1.1 billion were classified as available-for-sale, including net unrealized pretax gains of $18.8 million. The remaining securities were classified as held-to-maturity. At March 31, 2012, WesBanco has approximately $13.1 million in securities scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $199.0 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $149.4 million based on current prepayment speeds, from loans held for sale totaling $8.6 million, from accruing loans scheduled to mature within the next year of $506.8 million and from normal loan repayments anticipated to be $649.9 million within the next year. At March 31, 2012, WesBanco had $157.2 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity. Sources of liquidity within the next year listed above approximate $1.7 billion at March 31, 2012.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.5 billion at March 31, 2012. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $640.3 million at March 31, 2012 which includes jumbo regular certificates of deposit totaling $168.2 million with a weighted-average cost of 0.97% and jumbo CDARS© deposits of $101.5 million with a cost of 1.18%. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at March 31, 2012 approximated $1.0 billion, which is unchanged from December 31, 2011. At March 31, 2012, the Bank had unpledged available-for-sale securities with an amortized cost of $579.7 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2012, WesBanco had a BIC line of credit totaling $147.1 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $165.0 million, none of which was outstanding at March 31, 2012, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $187.6 million at March 31, 2012 consisted of callable repurchase agreements and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2012. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance. During 2011, new regulatory guidelines permitted, for the first time, the payment of interest on certain corporate checking accounts. These regulations did not significantly impact sweep account and related deposit account balances.

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

The principal sources of parent company liquidity are dividends from the Bank, $29.9 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2012. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2012, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $19.8 million from the Bank.

At March 31, 2012, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $858.0 million, compared to $847.4 million at December 31, 2011. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 8, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies recently issued guidance to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of March 31, 2012 and that WesBanco’s current liquidity risk management policies and procedures adequately address the recently issued guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2012 and December 31, 2011 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in		ALCO Guidelines
	Net Interest Income from Base over One Year
	March 31, 2012	December 31, 2011

+300	(0.1%)	0.5%	- 25%
+200	0.7%	1.3%	- 12.5%
+100	0.9%	1.7%	- 5%
-100	(4.0%)	(3.5%)	- 5%

As per the table above, the earnings simulation model at March 31, 2012 currently projects that net interest income for the next twelve month period would decrease by 4.0% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5% for the same scenario as of December 31, 2011.

For rising rate scenarios, net interest income would increase by 0.9% and 0.7%, and decrease by 0.1% if rates increased by 100, 200 and 300 basis points, respectively, as of March 31, 2012 compared to increases of 1.7%, 1.3% and 0.5% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2011.

The balance sheet is slightly less asset sensitive as of March 31, 2012, compared to December 31, 2011 due to duration extension and higher balances in the investment portfolio, and changes in the deposit mix and the overall level and term of short-term borrowings, offset somewhat by greater cash and due from banks. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short term, the asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $972.1 million at March 31, 2012, which represented approximately 47% of commercial loans with an average floor of 4.93%. In the current flat to decreasing interest rate environment, WesBanco expects that the net interest margin may be somewhat negatively impacted throughout 2012, as short term interest rates are not anticipated to increase until sometime in 2014, and loan runoff and investment security maturities are necessarily reinvested at lower rates. The bank continues to experience pricing competition for new quality loans which may also result in reduced spread income from the loan portfolio.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities. CDARS© deposits have also been used to lengthen maturities in certificates of deposit, more so in prior periods.

Current balance sheet strategies to reduce the impact of decreasing margins in a low rate environment, where asset yields continue to reduce as reinvestment of cash flows occur and liability costs are not able to be reduced in the same proportion, include:

•	increasing fixed rate loans; primarily commercial and residential;

•	investing non-essential available short-term liquidity;

•	marketing programs to increase the mix of certain types of transaction accounts versus short-term CDs;

•	reinvestment of securities cash flows into a mix of short to intermediate term collateralized mortgage obligations and 10-15 year state and municipal securities;

•	utilizing swaps for certain new commercial real estate loans; and

•	paying down maturing FHLB and other short-term borrowings with available cash.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at March 31, 2012, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.1% over the next twelve months, compared to a 2.0% increase at December 31, 2011.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At March 31, 2012, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 11.6% compared to an increase of 12.4% at December 31, 2011. In a 100 basis point falling rate environment, the model indicates an increase of 3.6%, compared to an increase of 5.3% as of December 31, 2011. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Recent improvements in economic value of tangible equity is as a result of changes in assumptions about market values associated with certain deposit liabilities, specifically reflecting growth in non-interest bearing demand deposits and other transaction account types, while short term maturing CDs and the payoff of maturing FHLB borrowings also improved the total liability valuation. In a rising rate environment, non-interest bearing deposits and other low cost transaction accounts are worth more than in the current low interest rate environment or if rates were to drop by 100 basis points. For liabilities, this equates to a below cost fair market value as rates rise, which results in increased equity fair value.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES— WesBanco’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to WesBanco’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2012, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the first quarter of 2012, other than those for KSOP, dividend reinvestment plans and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Balance at December 31, 2011				584,325

January 1, 2012 to January 31, 2012
Open market repurchases	-	-	-	584,325
Other transactions (1)	20,321	$20.57	N/A	N/A

February 1, 2012 to February 29, 2012
Open market repurchases	-	-	-	584,325
Other transactions (1)	3,832	$19.90	N/A	N/A

March 1, 2012 to March 31, 2012
Open market repurchases	-	-	-	584,325
Other repurchases (2)	493	$19.07	493	583,832
Other transactions (1)	2,349	19.36	N/A	N/A
First Quarter 2012
Open market repurchases	-	-	-	584,325
Other repurchases (2)	493	$19.07	493	583,832
Other transactions (1)	26,502	20.37	N/A	N/A
Total	26,995	$20.35	493	583,832

(1) Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

(2) Consists of repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 27, 2012	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2012	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)