Form 10-Q
period 2012-06-30
WESBANCO INC
filed 2012-07-26
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 23, 2012, there were 26,664,644 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	June 30, 2012	December 31, 2011

ASSETS
Cash and due from banks, including interest bearing amounts of $2,885 and $10,929, respectively	$102,815	$140,325
Securities:
Available-for-sale, at fair value	1,023,124	1,016,340
Held-to-maturity (fair values of $607,032 and $621,472, respectively)	572,671	592,925

Total securities	1,595,795	1,609,265

Loans held for sale	7,305	6,084

Portfolio loans, net of unearned income	3,275,830	3,239,368
Allowance for loan losses	(53,610)	(54,810)

Net portfolio loans	3,222,220	3,184,558

Premises and equipment, net	80,668	82,204
Accrued interest receivable	18,233	19,268
Goodwill and other intangible assets, net	282,088	283,150
Bank-owned life insurance	111,829	110,074
Other assets	104,452	101,102

Total Assets	$5,525,405	$5,536,030

LIABILITIES
Deposits:
Non-interest bearing demand	$759,779	$705,415
Interest bearing demand	728,521	698,114
Money market	753,964	789,036
Savings deposits	646,385	596,549
Certificates of deposit	1,505,133	1,604,752

Total deposits	4,393,782	4,393,866

Federal Home Loan Bank borrowings	141,877	168,186
Other short-term borrowings	191,275	196,887
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,083	106,066

Total borrowings	439,235	471,139

Accrued interest payable	4,741	4,975
Other liabilities	38,535	32,260

Total Liabilities	4,876,293	4,902,240

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,667,739 and 26,633,848 shares issued in 2012 and 2011, respectively; outstanding: 26,664,644 and 26,629,360 shares in 2012 and 2011, respectively	55,558	55,487
Capital surplus	191,926	191,679
Retained earnings	403,746	388,818
Treasury stock (3,095 and 4,488 shares in 2012 and 2011, respectively, at cost)	(61)	(96)
Accumulated other comprehensive loss	(843)	(902)
Deferred benefits for directors	(1,214)	(1,196)

Total Shareholders’ Equity	649,112	633,790

Total Liabilities and Shareholders’ Equity	$5,525,405	$5,536,030

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$40,957	$44,511	$82,922	$88,859
Interest and dividends on securities:
Taxable	8,471	9,431	17,061	18,139
Tax-exempt	3,079	3,046	6,158	6,032

Total interest and dividends on securities	11,550	12,477	23,219	24,171

Other interest income	38	54	85	109

Total interest and dividend income	52,545	57,042	106,226	113,139

INTEREST EXPENSE
Interest bearing demand deposits	393	579	734	1,211
Money market deposits	493	1,130	1,299	2,572
Savings deposits	200	349	495	837
Certificates of deposit	6,621	7,929	13,600	15,980

Total interest expense on deposits	7,707	9,987	16,128	20,600

Federal Home Loan Bank borrowings	1,288	2,003	2,665	4,028
Other short-term borrowings	1,156	1,188	2,334	2,370
Junior subordinated debt owed to unconsolidated subsidiary trusts	854	811	1,728	1,612

Total interest expense	11,005	13,989	22,855	28,610

NET INTEREST INCOME	41,540	43,053	83,371	84,529
Provision for credit losses	5,903	6,802	12,105	14,843

Net interest income after provision for credit losses	35,637	36,251	71,266	69,686

NON-INTEREST INCOME
Trust fees	4,258	4,272	9,011	9,034
Service charges on deposits	4,218	4,889	8,211	9,111
Electronic banking fees	2,920	2,523	5,683	4,807
Net securities brokerage revenue	1,114	1,088	2,189	2,184
Bank-owned life insurance	874	900	1,754	1,794
Net gains on sales of mortgage loans	599	389	867	971
Net securities gains	1,294	14	1,394	30
Net loss on other real estate owned and other assets	(282)	(271)	(250)	(816)
Other income	899	1,212	2,356	2,406

Total non-interest income	15,894	15,016	31,215	29,521

NON-INTEREST EXPENSE
Salaries and wages	13,955	13,959	28,270	27,612
Employee benefits	4,920	4,249	10,538	9,405
Net occupancy	2,703	2,461	5,479	5,382
Equipment	2,144	2,145	4,318	4,444
Marketing	1,716	1,642	2,487	2,647
FDIC insurance	965	1,015	2,011	2,669
Amortization of intangible assets	524	605	1,061	1,223
Other operating expenses	9,157	9,627	17,585	17,812

Total non-interest expense	36,084	35,703	71,749	71,194

Income before provision for income taxes	15,447	15,564	30,732	28,013
Provision for income taxes	3,449	3,646	6,744	5,854

NET INCOME	$11,998	$11,918	$23,988	$22,159

EARNINGS PER COMMON SHARE
Basic	$0.45	$0.45	$0.90	$0.83
Diluted	$0.45	$0.45	$0.90	$0.83

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,647,050	26,610,450	26,637,537	26,599,791
Diluted	26,650,325	26,611,409	26,640,879	26,601,088

DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.15	$0.34	$0.30

COMPREHENSIVE INCOME	$11,481	$14,985	$24,047	$23,903

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands, except shares and per share amounts)	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
	Shares	Amount
December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income				23,988				23,988
Other comprehensive income:
Unrealized loss on available-for-sale securities						(103)		(103)
Amortization of unrealized gain on transferred securities						(512)		(512)
Defined benefit pension plan						674		674

Comprehensive income								24,047
Common dividends declared ($0.34 per share)				(9,060)				(9,060)
Restricted stock granted (1)	40,050	71	(198)		127			—
Treasury shares acquired	(4,766)		22		(92)			(70)
Stock compensation expense			405					405
Deferred benefits for directors-net			18				(18)	—

June 30, 2012	26,664,644	$55,558	$191,926	$403,746	$(61)	$(843)	$(1,214)	$649,112

(1) An additional 33,891 common shares were issued in 2012 resulting from the restricted stock grant.

December 31, 2010	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863

Net income				22,159				22,159
Other comprehensive income:
Unrealized gain on available-for-sale securities						2,010		2,010
Amortization of unrealized gain on transferred securities						(751)		(751)
Defined benefit pension plan						485		485

Comprehensive income								23,903
Common dividends declared ($0.30 per share)				(7,983)				(7,983)
Stock options exercised	1,775		(13)		39			26
Restricted stock granted	40,632		(928)		928			—
Stock compensation expense			228					228
Deferred benefits for directors-net			(11)				11	—

June 30, 2011	26,629,360	$55,487	$191,263	$375,689	$(96)	$1,875	$(1,181)	$623,037

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2012	2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$46,276	$58,738

INVESTING ACTIVITIES:
Net (increase) decrease in loans	(54,935)	9,729
Securities available-for-sale:
Proceeds from sales	42,810	—
Proceeds from maturities, prepayments and calls	276,664	171,140
Purchases of securities	(327,595)	(150,954)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	58,668	42,039
Purchases of securities	(40,239)	(161,448)
Purchases of premises and equipment - net	(1,497)	(1,349)
Sale of portfolio loans - net	2,852	—

Net cash used in investing activities	(43,272)	(90,843)

FINANCING ACTIVITIES:
(Decrease) increase in deposits	(90)	48,970
Repayment of Federal Home Loan Bank borrowings	(26,191)	(26,518)
(Decrease) increase in other short-term borrowings	(5,375)	6,547
Increase in federal funds purchased	—	15,000
Dividends paid to common shareholders	(8,788)	(7,711)
Treasury shares (purchased) sold - net	(70)	26

Net cash (used in) provided by financing activities	(40,514)	36,314

Net (decrease) increase in cash and cash equivalents	(37,510)	4,209
Cash and cash equivalents at beginning of the period	140,325	79,136

Cash and cash equivalents at end of the period	$102,815	$83,345

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$23,089	$29,263
Income taxes paid	6,445	5,850
Transfers of loans to other real estate owned	2,424	1,004
Transfer of loans to held for sale	5,075	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS — In December 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, including instruments and transactions subject to master netting arrangements. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with existing GAAP or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In September 2011, the FASB issued an accounting pronouncement to simplify how an entity tests goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under previous guidance, an entity was required to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value was less than its carrying amount, then the second step of the test was performed to measure the amount of the impairment loss. Under the new accounting pronouncement an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, an amendment to the June 2011 accounting pronouncement was issued which deferred the requirement that entities present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Entities should continue to report reclassifications relating to accumulated other comprehensive income consistent with the presentation requirements in effect before the June 2011 accounting pronouncement. The disclosures in the original June 2011 pronouncement that were not deferred in the December 2011 pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. WesBanco has adopted a single continuous statement of comprehensive income for interim periods.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2012	2011	2012	2011
Numerator for both basic and diluted earnings per common share:
Net income	$11,998	$11,918	$23,988	$22,159

Denominator:
Total average basic common shares outstanding	26,647,050	26,610,450	26,637,537	26,599,791
Effect of dilutive stock options	3,275	959	3,342	1,297

Total diluted average common shares outstanding	26,650,325	26,611,409	26,640,879	26,601,088

Earnings per common share - basic	$0.45	$0.45	$0.90	$0.83
Earnings per common share - diluted	$0.45	$0.45	$0.90	$0.83

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2012				December 31, 2011
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$95,897	$348	$(175)	$96,070	$197,898	$834	$(12)	$198,720
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	707,814	8,400	(488)	715,726	579,430	9,244	(582)	588,092
Obligations of state and political subdivisions	158,105	9,139	(63)	167,181	171,782	8,664	(13)	180,433
Corporate debt securities	38,745	276	(451)	38,570	45,002	107	(1,043)	44,066

Total debt securities	$1,000,561	$18,163	$(1,177)	$1,017,547	$994,112	$18,849	$(1,650)	$1,011,311
Equity securities	4,747	830	—	5,577	4,179	851	(1)	5,029

Total available-for-sale securities	$1,005,308	$18,993	$(1,177)	$1,023,124	$998,291	$19,700	$(1,651)	$1,016,340

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$198,870	$7,444	$(58)	$206,256	$247,938	$7,223	$(87)	$255,074
Other residential collateralized mortgage obligations	451	11	—	462	783	9	(1)	791
Obligations of state and political subdivisions	373,350	27,473	(509)	400,314	342,752	21,459	(138)	364,073
Corporate debt securities	—	—	—	—	1,452	82	—	1,534

Total held-to-maturity securities	$572,671	$34,928	$(567)	$607,032	$592,925	$28,773	$(226)	$621,472

Total securities	$1,577,979	$53,921	$(1,744)	$1,630,156	$1,591,216	$48,473	$(1,877)	$1,637,812

At June 30, 2012, and December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2012. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2012
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Other government agencies	$2,571	$15,104	$40,790	$37,605	$—	$96,070
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	715,726	715,726
Obligations of states and political subdivisions	5,446	47,937	58,109	55,689	—	167,181
Corporate debt securities	3,253	30,474	1,886	2,957	—	38,570
Equity securities (3)	—	—	—	—	5,577	5,577

Total available-for-sale securities	$11,270	$93,515	$100,785	$96,251	$721,303	$1,023,124

Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$206,256	$206,256
Other residential collateralized mortgage obligations (1)	—	—	—	—	462	462
Obligations of states and political subdivisions	1,177	7,840	57,128	334,169	—	400,314

Total held-to-maturity securities	$1,177	$7,840	$57,128	$334,169	$206,718	$607,032

Total securities	$12,447	$101,355	$157,913	$430,420	$928,021	$1,630,156

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity portfolio is carried at an amortized cost of $572.7 million.
(3)	Equity securities, which have no stated maturity, are not assigned a maturity category.

Securities with aggregate fair values of $696.9 million and $691.8 million at June 30, 2012 and December 31, 2011, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $42.8 million and $0 for the six months ended June 30, 2012 and 2011, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2012 and December 31, 2011 were $11.2 million and $11.3 million, respectively. For the six months ended June 30, 2012 and 2011, gross security gains recognized in income were $1.4 million and $36 thousand, respectively. For the same periods, gross security losses recognized in income were immaterial.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$38,077	$(175)	6	$—	$—	—	$38,077	$(175)	6

Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	128,008	(529)	24	552	(17)	1	128,560	(546)	25
Obligations of states and political subdivisions	40,560	(572)	59	—	—	—	40,560	(572)	59
Corporate debt securities	7,985	(96)	4	11,645	(355)	4	19,630	(451)	8

Total temporarily impaired securities	$214,630	$(1,372)	93	$12,197	$(372)	5	$226,827	$(1,744)	98

	December 31, 2011
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$24,486	$(12)	7	$—	$—	—	$24,486	$(12)	7

Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	133,106	(646)	34	795	(23)	2	133,901	(669)	36

Other residential collateralized mortgage obligations	185	(1)	1	—	—	—	185	(1)	1
Obligations of states and political subdivisions	14,443	(146)	20	1,902	(5)	4	16,345	(151)	24
Corporate debt securities	19,763	(145)	11	13,103	(898)	5	32,866	(1,043)	16
Equity securities	4	(1)	2	—	—	—	4	(1)	2

Total temporarily impaired securities	$191,987	$(951)	75	$15,800	$(926)	11	$207,787	$(1,877)	86

Unrealized losses on debt securities in the table represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $19.7 million and $21.9 million at June 30, 2012 and December 31, 2011, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.6 million at June 30, 2012 and $3.1 million at December 31, 2011.

The following table presents the recorded investment in loans by category:

(unaudited, in thousands)	June 30, 2012	December 31, 2011
Commercial real estate:
Land and construction	$158,413	$175,867
Improved property	1,536,632	1,509,698

Total commercial real estate	1,695,045	1,685,565

Commercial and industrial	420,689	426,315
Residential real estate	662,556	621,383
Home equity	250,988	251,785
Consumer	246,552	254,320

Total portfolio loans	3,275,830	3,239,368

Loans held for sale	7,305	6,084

Total loans	$3,283,135	$3,245,452

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2011:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,969	3,600	740	2,237	1,125	1,413	138	12,222
Provision for loan commitments	(25)	(11)	(99)	1	15	2	—	(117)

Total provision for credit losses	2,944	3,589	641	2,238	1,140	1,415	138	12,105

Charge-offs	(3,377)	(4,214)	(2,342)	(2,288)	(655)	(2,017)	(389)	(15,282)
Recoveries	41	587	256	193	9	613	161	1,860

Net charge-offs	(3,336)	(3,627)	(2,086)	(2,095)	(646)	(1,404)	(228)	(13,422)

Balance at June 30, 2012:
Allowance for loan losses	4,475	24,721	10,068	5,780	2,441	5,419	706	53,610
Allowance for loan commitments	49	10	224	5	48	15	—	351

Total ending allowance for credit losses	$4,524	$24,731	$10,292	$5,785	$2,489	$5,434	$706	$53,961

Balance at December 31, 2010:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404

Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455

Provision for credit losses:
Provision for loan losses	4,893	3,196	4,138	1,386	421	930	578	15,542
Provision for loan commitments	(696)	(275)	235	1	24	12	—	(699)

Total provision for credit losses	4,197	2,921	4,373	1,387	445	942	578	14,843

Charge-offs	(4,532)	(4,156)	(3,937)	(1,992)	(448)	(1,840)	(420)	(17,325)
Recoveries	33	725	330	248	9	635	170	2,150

Net charge-offs	(4,499)	(3,431)	(3,607)	(1,744)	(439)	(1,205)	(250)	(15,175)

Balance at June 30, 2011:
Allowance for loan losses	5,095	30,601	11,324	5,592	2,055	5,366	1,385	61,418
Allowance for loan commitments	341	10	300	2	38	14	—	705

Total ending allowance for credit losses	$5,436	$30,611	$11,624	$5,594	$2,093	$5,380	$1,385	$62,123

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total
June 30, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,675	$1,907	$—	$—	$—	$—	$—	$3,582
Allowance for loans collectively evaluated for impairment	2,800	22,814	10,068	5,780	2,441	5,419	706	50,028
Allowance for loan commitments	49	10	224	5	48	15	—	351

Total allowance for credit losses	$4,524	$24,731	$10,292	$5,785	$2,489	$5,434	$706	$53,961

Portfolio loans:
Individually evaluated for impairment (1)	$4,933	$16,676	$—	$—	$—	$—	$—	$21,609
Collectively evaluated for impairment	153,480	1,519,956	420,689	662,556	250,988	246,552	—	3,254,221

Total portfolio loans	$158,413	$1,536,632	$420,689	$662,556	$250,988	$246,552	$—	$3,275,830

December 31, 2011
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,788	$1,565	$—	$—	$—	$—	$—	$3,353
Allowance for loans collectively evaluated for impairment	3,054	23,183	11,414	5,638	1,962	5,410	796	51,457
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278

Portfolio loans:
Individually evaluated for impairment (1)	$10,815	$18,028	$—	$—	$—	$—	$—	$28,843
Collectively evaluated for impairment	165,052	1,491,670	426,315	621,383	251,785	254,320	—	3,210,525

Total portfolio loans	$175,867	$1,509,698	$426,315	$621,383	$251,785	$254,320	$—	$3,239,368

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Commercial real estate — land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings. Commercial real estate – improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’ debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’ specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2012
Excellent – minimal risk	$443	$382	$52,847	$53,672
Good – desirable risk	23,600	631,539	166,524	821,663
Fair – acceptable risk	105,245	740,431	171,433	1,017,109
Criticized – marginal	16,530	89,427	16,897	122,854
Classified – substandard	12,595	74,853	12,988	100,436
Classified – doubtful	—	—	—	—

Total	$158,413	$1,536,632	$420,689	$2,115,734

As of December 31, 2011
Excellent – minimal risk	$625	$448	$51,923	$52,996
Good – desirable risk	40,278	593,563	185,745	819,586
Fair – acceptable risk	97,077	727,594	156,459	981,130
Criticized – marginal	19,701	107,433	14,061	141,195
Classified – substandard	18,186	80,660	18,127	116,973
Classified – doubtful	—	—	—	—

Total	$175,867	$1,509,698	$426,315	$2,111,880

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $13.8 million at June 30, 2012 and $18.2 million at December 31, 2011, of which $2.9 and $4.2 million were accruing, for each period, respectively.

The following table summarizes the age analysis of all categories of loans.

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2012
Commercial real estate:
Land and construction	$152,694	$15	$353	$5,351	$5,719	$158,413	$416
Improved property	1,520,114	2,462	1,734	12,322	16,518	1,536,632	98

Total commercial real estate	1,672,808	2,477	2,087	17,673	22,237	1,695,045	514
Commercial and industrial	415,707	630	884	3,468	4,982	420,689	177
Residential real estate	646,326	4,749	1,656	9,825	16,230	662,556	1,752
Home equity	247,634	1,430	304	1,620	3,354	250,988	902
Consumer	242,002	3,410	702	438	4,550	246,552	294

Total portfolio loans	3,224,477	12,696	5,633	33,024	51,353	3,275,830	3,639
Loans held for sale	7,305	—	—	—	—	7,305	—

Total loans	$3,231,782	$12,696	$5,633	$33,024	$51,353	$3,283,135	$3,639

Non-performing loans included above are as follows:
Non-accrual loans	$8,698	$837	$1,169	$29,248	$31,254	$39,952
TDRs accruing interest (1)	26,822	884	322	137	1,343	28,165

As of December 31, 2011
Commercial real estate:
Land and construction	$166,322	$1,391	$127	$8,027	$9,545	$175,867	$—
Improved property	1,486,001	4,485	3,446	15,766	23,697	1,509,698	18

Total commercial real estate	1,652,323	5,876	3,573	23,793	33,242	1,685,565	18
Commercial and industrial	417,341	1,624	333	7,017	8,974	426,315	939
Residential real estate	601,541	5,742	1,186	12,914	19,842	621,383	2,881
Home equity	247,771	1,843	447	1,724	4,014	251,785	498
Consumer	247,736	4,469	1,030	1,085	6,584	254,320	799

Total portfolio loans	3,166,712	19,554	6,569	46,533	72,656	3,239,368	5,135
Loans held for sale	6,084	—	—	—	—	6,084	—

Total loans	$3,172,796	$19,554	$6,569	$46,533	$72,656	$3,245,452	$5,135

Non-performing loans included above are as follows:
Non-accrual loans	$12,377	$1,629	$2,818	$40,668	$45,115	$57,492
TDRs accruing interest (1)	26,893	1,434	354	730	2,518	29,411

(1)	Loans 90 days or more past due and accruing interest exclude TDRs.

Impaired Loans — A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally included all non-accrual loans and TDRs.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection. Loans may also be placed on non-accrual when full collection of principal is in doubt even if payments on such loans remain current or remain on non-accrual if they were 90 days or more past due but subsequently brought current and maintained current for at least six consecutive months.

Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2012			December 31, 2011
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate:
Land and construction	$10,993	$9,266	$—	$19,733	$14,731	$—
Improved property	31,544	27,915	—	38,629	34,352	—
Commercial and industrial	7,940	6,143	—	11,536	9,078	—
Residential real estate	15,128	13,807	—	18,038	16,221	—
Home equity	1,012	908	—	1,465	1,331	—
Consumer	199	175	—	344	289	—

Total impaired loans without a related allowance	66,816	58,214	—	89,745	76,002	—

With an allowance recorded:
Commercial real estate:
Land and construction	8,574	2,795	1,675	2,813	2,813	1,788
Improved property	7,108	7,108	1,907	8,388	8,088	1,565

Total impaired loans with an allowance	15,682	9,903	3,582	11,201	10,901	3,353

Total impaired loans	$82,498	$68,117	$3,582	$100,946	$86,903	$3,353

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Land and construction	$9,249	$80	$12,307	$39	$11,076	$172	$10,553	$117
Improved Property	30,151	162	34,308	179	31,551	282	33,396	328
Commercial and industrial	6,860	41	8,942	88	7,599	59	8,630	97
Residential real estate	14,946	60	14,211	29	15,371	134	14,184	69
Home equity	988	—	1,134	—	1,102	2	1,007	—
Consumer	217	1	209	2	241	1	240	2

Total impaired loans without a related allowance	62,411	344	71,111	337	66,940	650	68,010	613

With an allowance recorded:
Commercial real estate:
Land and construction	4,188	—	2,993	70	3,730	—	4,698	82
Improved Property	7,948	71	21,402	245	7,995	180	23,375	453
Commercial and industrial	—	—	1,840	—	—	—	1,227	—

Total impaired loans with an allowance	12,136	71	26,235	315	11,725	180	29,300	535

Total impaired loans	$74,547	$415	$97,346	$652	$78,665	$830	$97,310	$1,148

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	June 30, 2012	December 31, 2011
Commercial real estate:
Land and construction	$5,158	$10,135
Improved Property	18,643	25,122

Total commercial real estate	23,801	35,257

Commercial and industrial	5,302	8,238
Residential real estate	9,766	12,377
Home equity	908	1,331
Consumer	175	289

Total	$39,952	$57,492

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2012			December 31, 2011
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total
Commercial real estate:
Land and construction	$6,903	$2,689	$9,592	$7,410	$5,662	$13,072
Improved Property	16,380	6,871	23,251	17,318	8,398	25,716

Total commercial real estate	23,283	9,560	32,843	24,728	14,060	38,788

Commercial and industrial	841	573	1,414	839	2,514	3,353
Residential real estate	4,041	1,026	5,067	3,844	713	4,557
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$28,165	$11,159	$39,324	$29,411	$17,287	$46,698

As of June 30, 2012, there were ten TDRs greater than $1.0 million representing $18.7 million or 47.7% of total TDRs composed of three commercial real estate land and construction loans and seven commercial real estate improved property loans, with specific reserves of $2.9 million. The concessions granted for the majority of the ten largest TDRs primarily consist of extensions of maturity, reverting from payment of principal and interest to interest only for up to one year, or a reduction in the amount of the principal and interest payment by lengthening the amortization period by not more than five years.

The following table presents details related to loans identified as TDRs during the three and six months ended June 30, 2012:

	New TDRs (1)
	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
(unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	2	$756	$756	2	$756	$756
Improved Property	2	364	363	8	1,268	1,266

Total commercial real estate	4	1,120	1,119	10	2,024	2,022

Commercial and industrial	2	39	38	2	40	38
Residential real estate	2	166	176	6	560	578
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	8	$1,325	$1,333	18	$2,624	$2,638

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days or more) during the three and six months ended June 30, 2012 that were restructured within the last twelve months prior to June 30, 2012:

	Defaulted TDRs (1)
	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	3	362	9	2,085

Total commercial real estate	3	362	9	2,085

Commercial and industrial	1	166	1	166
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total	4	$528	10	$2,251

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2012.

TDRs that defaulted during the six month period and that were restructured within the last twelve months represented 5.7% of the balance at June 30, 2012. Generally these loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At June 30, 2012, none of the loans in the table above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	June 30, 2012	December 31, 2011
Other real estate owned	$3,686	$2,786
Repossessed assets	232	243

Total other real estate owned and repossessed assets	$3,918	$3,029

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At June 30, 2012 and December 31, 2011, WesBanco had FHLB borrowings of $141.9 million and $168.2 million, with a weighted-average interest rate of 3.87% and 3.58%, respectively. The decline in borrowings from December 31, 2011 was due to scheduled maturities. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $19.7 million at June 30, 2012 and $21.9 million at December 31, 2011 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at June 30, 2012 and December 31, 2011 was estimated to be approximately $1.2 billion and $1.0 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $141.9 million outstanding at June 30, 2012, $106.1 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2012 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands) Year	Scheduled Maturity	Weighted Average Rate
2012	$50,726	4.48%
2013	50,206	3.27%
2014	16,144	3.40%
2015	916	4.69%
2016	121	4.35%
2017 and thereafter	23,764	4.09%

Total	$141,877	3.87%

The majority of the 2012 maturities are in the third quarter, and most of the 2013 maturities are in the first quarter.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2012	2011	2012	2011
Service cost – benefits earned during year	$680	$643	$1,361	$1,279
Interest cost on projected benefit obligation	966	907	1,931	1,803
Expected return on plan assets	(1,378)	(1,412)	(2,756)	(2,808)
Amortization of prior service cost	12	15	23	29
Amortization of net loss	568	318	1,137	633

Net periodic pension cost	$848	$471	$1,696	$936

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.3 million is due for 2012 which will be partially funded by the Plan’s $2.1 million available credit balance. No decision has been made as of June 30, 2012 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2012:

		June 30, 2012 Fair Value Measurements Using:
(unaudited, in thousands)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities – available-for-sale
Other government agencies	$96,070	$—	$96,070	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	715,726	—	715,726	—
Obligations of state and political subdivisions	167,181	—	167,157	24
Corporate debt securities	38,570	—	38,570	—
Equity securities	5,577	3,877	1,700	—

Total securities – available-for-sale	$1,023,124	$3,877	$1,019,223	$24

Total recurring fair value measurements	$1,023,124	$3,877	$1,019,223	$24

Nonrecurring fair value measurements
Impaired loans	$6,321	$—	$—	$6,321
Other real estate owned and repossessed assets	3,918	—	—	3,918
Mortgage servicing rights	1,004	—	—	1,004
Loans held for sale	7,305	—	7,305	—

Total nonrecurring fair value measurements	$18,548	$—	$7,305	$11,243

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the six months ended June 30, 2012. For the six months ended June 30, 2012, loans held for sale were transferred from Level 3 to Level 2 due to improvements in the valuation model, which utilizes quoted prices for similar loans.

The following tables set forth the WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2011:

		December 31, 2011 Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities – available-for-sale
Other government agencies	$198,720	$—	$198,720	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	588,092	—	588,092	—
Obligations of state and political subdivisions	180,433	—	180,386	47
Corporate debt securities	44,066	—	44,066	—
Equity securities	5,029	3,340	1,689	—

Total securities – available-for-sale	$1,016,340	$3,340	$1,012,953	$47

Total recurring fair value measurements	$1,016,340	$3,340	$1,012,953	$47

Nonrecurring fair value measurements
Impaired loans	$7,548	$—	$—	$7,548
Other real estate owned and repossessed assets	3,029	—	—	3,029
Mortgage servicing rights	1,311	—	—	1,311
Loans held for sale	6,084	—	—	6,084

Total nonrecurring fair value measurements	$17,972	$—	$—	$17,972

Assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value were immaterial at June 30, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
June 30, 2012:
Impaired loans	$6,321	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (29.0%) / (14.6%	)
			Liquidation expenses (2)	0% to (8.0%) / (5.4%	)

Other real estate owned and repossessed assets	3,918	Appraisal of collateral (1), (3)

Mortgage servicing rights	1,004	Discounted cash flow	Remaining term	2.9 yrs to 27.3yrs / 15.6yrs
			Discount rate	9.0% to 12.0% / 9.7%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal. The adjustment of appraised value is measured as the effect on fair value as a percentage of unpaid principal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at June 30, 2012
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and due from banks	$102,815	$102,815	$102,815	$—	$—
Securities available-for-sale	1,023,124	1,023,124	3,877	1,019,223	24
Securities held-to-maturity	572,671	607,032	—	606,236	796
Net loans	3,222,220	3,168,829	—	—	3,168,829
Loans held for sale	7,305	7,305	—	7,305	—
Accrued interest receivable	18,233	18,233	18,233	—	—
Bank owned life insurance	111,829	111,829	111,829	—	—

Financial Liabilities
Deposits	4,393,782	4,420,933	2,888,650	1,532,283	—
Federal Home Loan Bank borrowings	141,877	146,648	—	146,648	—
Other borrowings	191,275	191,702	93,116	98,586	—
Junior subordinated debt	106,083	56,083	—	56,083	—
Accrued interest payable	4,741	4,741	4,741	—	—

	December 31, 2011
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate
Financial assets:
Cash and due from banks	$140,325	$140,325
Securities available-for-sale	1,016,340	1,016,340
Securities held-to-maturity	592,925	621,472
Net loans	3,184,558	3,068,799
Loans held for sale	6,084	6,084
Accrued interest receivable	19,268	19,268
Bank owned life insurance	110,074	110,074
Financial liabilities:
Deposits	4,393,866	4,420,102
Federal Home Loan Bank borrowings	168,186	174,926
Other borrowings	196,887	197,922
Junior subordinated debt	106,066	56,515
Accrued interest payable	4,975	4,975

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

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.4 million and $0.5 million as of June 30, 2012 and December 31, 2011, respectively and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit is recorded at its estimated fair value of $0.1 million as of both June 30, 2012 and December 31, 2011, and is included in other liabilities on the Consolidated Balance Sheets.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	June 30, 2012	December 31, 2011
Lines of credit	$642,187	$602,923
Loans approved but not closed	195,539	113,113
Overdraft limits	80,472	85,981
Letters of credit	32,367	37,719
Contingent obligations to purchase loans funded by other entities	7,499	7,685

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

NOTE 9. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.1 billion and $3.0 billion at June 30, 2012 and 2011, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended June 30, 2012:
Interest income	$52,545	$—	$52,545
Interest expense	11,005	—	11,005

Net interest income	41,540	—	41,540
Provision for credit losses	5,903	—	5,903

Net interest income after provision for credit losses	35,637	—	35,637
Non-interest income	11,636	4,258	15,894
Non-interest expense	33,446	2,638	36,084

Income before provision for income taxes	13,827	1,620	15,447
Provision for income taxes	2,802	647	3,449

Net income	$11,025	$973	$11,998

For the Three Months ended June 30, 2011:
Interest income	$57,042	$—	$57,042
Interest expense	13,989	—	13,989

Net interest income	43,053	—	43,053
Provision for credit losses	6,802	—	6,802

Net interest income after provision for credit losses	36,251	—	36,251
Non-interest income	10,744	4,272	15,016
Non-interest expense	33,208	2,495	35,703

Income before provision for income taxes	13,787	1,777	15,564
Provision for income taxes	2,935	711	3,646

Net income	$10,852	$1,066	$11,918

For the Six Months ended June 30, 2012:
Interest income	$106,226	$—	$106,226
Interest expense	22,855	—	22,855

Net interest income	83,371	—	83,371
Provision for credit losses	12,105	—	12,105

Net interest income after provision for credit losses	71,266	—	71,266
Non-interest income	22,204	9,011	31,215
Non-interest expense	66,254	5,495	71,749

Income before provision for income taxes	27,216	3,516	30,732
Provision for income taxes	5,338	1,406	6,744

Net income	$21,878	$2,110	$23,988

For the Six Months ended June 30, 2011:
Interest income	$113,139	$—	$113,139
Interest expense	28,610	—	28,610

Net interest income	84,529	—	84,529
Provision for credit losses	14,843	—	14,843

Net interest income after provision for credit losses	69,686	—	69,686
Non-interest income	20,487	9,034	29,521
Non-interest expense	66,122	5,072	71,194

Income before provision for income taxes	24,051	3,962	28,013
Provision for income taxes	4,269	1,585	5,854

Net income	$19,782	$2,377	$22,159

Total non-fiduciary assets of the trust and investment services segment were $2.9 million and $2.6 million at June 30, 2012 and 2011, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 10. SUBSEQUENT EVENTS

On July 19, 2012 WesBanco and Fidelity Bancorp, Inc. (“Fidelity”), a Pittsburgh-based bank with $0.7 billion in assets and 13 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of Fidelity with and into WesBanco. Under the terms of the Agreement and Plan of Merger, WesBanco will exchange 0.8275 shares of its common stock and $4.50 in cash for each share of Fidelity common stock. The receipt by Fidelity shareholders of shares of WesBanco common stock in exchange for their shares of Fidelity common stock is anticipated to qualify as a tax-free exchange. The transaction, approved by the directors of both companies, currently is valued at $70.8 million, based on the average closing price of WesBanco common stock over the 15 day period prior to announcement and Fidelity’s diluted shares outstanding. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of Fidelity. It is expected that the transaction will be completed late in the fourth quarter of 2012 or early 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and six months ended June 30, 2012. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2011 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2012, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and Fidelity may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes; disruption from the merger may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, Financial Institution Regulatory Authority, Municipal Securities Rulemaking Board, Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 112 branches, one loan production office and 104 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On July 19, 2012 WesBanco and Fidelity, a Pittsburgh-based bank with $0.7 billion in assets and 13 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of Fidelity with and into WesBanco. The transaction, approved by the directors of both companies, currently is valued at $70.8 million. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of Fidelity. It is expected that the transaction will be completed late in the fourth quarter of 2012 or early 2013. Please see Note 10, “Subsequent Events” in the notes to the consolidated financial statements for additional discussion.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2012 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the six month period ended June 30, 2012, was $24.0 million compared to $22.2 million for the same period in 2011, representing an increase of 8.3%, while diluted earnings per share were $0.90, compared to $0.83 per share for the six months ended June 30, 2011. For the quarter ended June 30, 2012, net income was $12.0 million compared to $11.9 million for the second quarter of 2011, while diluted earnings per share were $0.45 for the second quarter of 2012 and 2011, as well as for the first quarter of 2012.

Net interest income decreased $1.2 million or 1.4% in the first half of 2012 and $1.5 million in the second quarter compared to the same periods in 2011 due to the low interest rate environment. However, average earning assets increased $130.9 million or 2.7% in the year-to-date period and 2.3% in the second quarter, including growth in portfolio loans, while the cost of funds continued to improve as a result of lower rates on certificates of deposit, growth in non-interest bearing and lower-cost demand deposits, and a reduction in higher cost FHLB borrowings. The net interest margin was 3.53% in the second quarter of 2012 and was relatively stable in the first two quarters of 2012 compared to the fourth quarter of 2011, but declined by 15 basis points compared to the first half of 2011, as the low interest rate environment resulted in reduced rates earned on the securities and loan portfolios.

The provision for credit losses decreased $0.9 million for the second quarter and $2.7 million for the first six months of 2012 to $12.1 million compared to the same periods of 2011, and $0.3 million compared to the first quarter of 2012. Net charge-offs in the 2012 second quarter of $6.8 million included $2.2 million relating to the sale of $5.1 million of non-performing loans; however, net charge-offs increased only $0.2 million from the first quarter of 2012 and were relatively the same as the second quarter of 2011. Year-to-date net charge-offs decreased $1.8 million to $13.4 million compared to the same period in 2011. Classified and criticized loans decreased 13.5%, non-performing loans decreased 21.6%, and loans past due 30 days or more and accruing interest, excluding non-performing loans decreased 25.0% from December 31, 2011 to June 30, 2012. Improvement in credit quality over the last four quarters resulted in the strengthening of coverage ratios while also supporting the lower provision for credit losses in the first two quarters of 2012. The allowance for loan losses to non-performing loans, and the allowance for loan losses to the total of non-performing loans and loans past due, were both at their highest levels in the last six quarters.

Non-interest income increased $1.7 million or 5.7% in the first half of 2012 and $0.9 million or 5.9% in the second quarter compared to the same periods in 2011 principally due to net security gains of $1.4 million year-to-date and $1.3 million in the second quarter. Electronic banking fees increased 18.2% in the first half and 15.7% in the second quarter of 2012 due to increased transaction volumes, and increased transaction account balances and net gain (loss) on other real estate owned improved $0.6 million in the year-to date period. These improvements were partially offset by decreases in service charges on deposits of $0.9 million in the first six months and $0.7 million in the second quarter of 2012, primarily from decreases in customer overdraft fees. Non-interest expense increased by a moderate 0.8% in the first six months of 2012 compared to the same period in 2011 as reduced FDIC insurance of $0.7 million, due to a new calculation by the FDIC effective in April of 2011, and reductions in many other expense categories were offset by increased salaries and wages due to routine annual adjustments to compensation and increased pension and health plan expense.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2012	2011	2012	2011
Net interest income	$41,540	$43,053	$83,371	$84,529
Taxable equivalent adjustments to net interest income	1,657	1,640	3,316	3,248

Net interest income, fully taxable equivalent	$43,197	$44,693	$86,687	$87,777

Net interest spread, non-taxable equivalent	3.22%	3.41%	3.23%	3.37%
Benefit of net non-interest bearing liabilities	0.17%	0.18%	0.18%	0.19%

Net interest margin	3.39%	3.59%	3.41%	3.56%
Taxable equivalent adjustment	0.14%	0.14%	0.14%	0.14%

Net interest margin, fully taxable equivalent	3.53%	3.73%	3.55%	3.70%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, comprised of deposits and short and long-term borrowings. Net interest income is affected by the general level of and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities. Net interest income decreased $1.5 million in the second quarter and $1.2 million in the first half of 2012 compared to the same periods in 2011 due to the low interest rate environment and decreasing rates earned on interest bearing assets. However, average earning assets increased $109.9 million or 2.3% in the second quarter and $130.9 million or 2.7% in the year-to-date period, including growth in portfolio loans in the second quarter of 2012 resulting in nearly unchanged average loan balances in both the quarter and year-to-date periods. The increase in average earning assets was primarily through increased investments in taxable securities funded by deposit increases. Total average deposits increased by $178.5 million or 4.2% in the second quarter of 2012, primarily through increases in demand deposit accounts as a result of marketing campaigns, customer incentives and wealth management and business initiatives, although savings accounts also increased by $71.1 million in the second quarter. In addition, cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of higher-cost FHLB borrowings. The net interest margin was relatively stable for the first two quarters of 2012 compared to the fourth quarter of 2011, but declined by 20 basis points in the second quarter to 3.53% and 15 basis points in the first half of 2012 to 3.55% compared to the same periods of 2011. The low interest rate environment continues to result in reduced rates earned on the securities and loan portfolios, and as well a decrease in average rates paid on interest bearing liabilities. The average rate on earning assets decreased by 47 basis points while the rate on interest bearing liabilities declined by 28 basis points in the second quarter.

Interest income decreased $4.5 million or 7.9% in the second quarter and $6.9 million or 6.1% in the first six months of 2012 compared to the same periods in 2011 due to the lower yields, partially offset by the increase in average earning assets. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to competition and the lower interest rate environment. In addition, the percentage of earning assets invested in lower-yielding securities increased, compared to typically higher-yielding loans, although this was somewhat mitigated in the second quarter as loan balances increased from March 31, 2012. Securities yields decreased, primarily due to the reinvestment of funds from investment maturities, calls and sales at current lower available interest rates. Taxable securities yields decreased 59 basis points in the second quarter, while tax-exempt securities yields declined only 22 basis points due to the longer average life of the tax-exempt portfolio and limited maturities, calls, repricings or additions to this portfolio. In addition, spread opportunities were available in structured, lower premium collateralized mortgage securities, offsetting significant calls of other government agencies and prepayments in mortgage-backed securities, and resulting in an increase in average taxable securities. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 42 basis points in the second quarter.

Portfolio loans increased $52.1 million in the second quarter compared to the first quarter of 2012 and $36.5 million compared to the prior year-end as a result of growth in commercial and commercial real estate lending in the current quarter and residential mortgage loans in both quarters of 2012. The Bank continued to retain more residential mortgage loans in the portfolio, rather than selling them to the secondary market. Loan production increased 30.6% in the first half of 2012 compared to the first half of 2011.

In the second quarter of 2012, interest expense decreased $3.0 million or 21.3% and, in the first six months of 2012, decreased $5.8 million or 20.1% compared to the same 2011 periods due to decreases in rates paid and a change in the liability mix towards less expensive sources of funding, while total average interest bearing balances were little changed. The average rate paid on interest bearing liabilities decreased to 1.07% in the second quarter and 1.11% in the year-to-date period of 2012 from 1.35% and 1.40% in the respective periods of 2011. Rates paid on deposits declined by 27 basis points in the second quarter due to declines in rates paid in all deposit categories, due to management reducing offered interest rates in all categories. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 34.6% of total average deposits from 38.6% in the second quarter of 2011. Average interest bearing deposits increased by $67.8 million and non-interest bearing demand deposits increased by $110.6 million in the second quarter. Deposit increases were used to pay down higher-cost maturing FHLB borrowings, significantly contributing to the reduced cost of funds. FHLB borrowings were 3.5% of average interest bearing liabilities in the second quarter of 2012 compared to 3.7% in 2011. Average deposits increased significantly in most product categories other than certificates of deposit, as offered rates were reduced. A reduction in interest bearing demand was more than offset by the increase in non-interest bearing demand, providing a net increase in demand deposits of $62.7 million in the second quarter. Certificates of deposit decreased by $106.0 million in the second quarter due to reductions in rate offerings, a focus on growing customers with multiple banking relationships as opposed to single service certificates of deposit customers, and customer demand for other shorter-term deposit products as well as non-bank investment products such as annuities.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks - interest bearing	$17,382	0.39%	$36,602	0.27%	$30,885	0.25%	$44,952	0.20%
Loans, net of unearned income (1)	3,248,090	5.07%	3,249,625	5.49%	3,249,863	5.13%	3,256,821	5.50%
Securities: (2)
Taxable	1,311,223	2.58%	1,189,965	3.17%	1,290,239	2.64%	1,149,507	3.16%
Tax-exempt (3)	317,197	5.97%	302,831	6.19%	313,907	6.04%	297,320	6.24%

Total securities	1,628,420	3.24%	1,492,796	3.78%	1,604,146	3.31%	1,446,827	3.79%
Other earning assets	20,538	0.41%	25,546	0.45%	21,229	0.44%	26,592	0.49%

Total earning assets (3)	4,914,430	4.43%	4,804,569	4.90%	4,906,123	4.48%	4,775,192	4.91%

Other assets	643,895		624,178		647,620		621,044

Total Assets	$5,558,325		$5,428,747		$5,553,743		$5,396,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$746,891	0.21%	$519,460	0.39%	$727,136	0.20%	$506,091	0.40%
Money market accounts	771,905	0.26%	896,601	0.54%	778,561	0.34%	882,706	0.63%
Savings deposits	639,539	0.13%	568,462	0.25%	626,043	0.16%	555,599	0.30%
Certificates of deposit	1,532,781	1.74%	1,638,775	1.94%	1,560,067	1.75%	1,657,027	1.94%

Total interest bearing deposits	3,691,116	0.84%	3,623,298	1.11%	3,691,807	0.88%	3,601,423	1.15%
Federal Home Loan Bank borrowings	144,924	3.57%	231,153	3.47%	154,497	3.47%	235,624	3.45%
Other borrowings	192,097	2.42%	186,735	2.55%	196,164	2.39%	187,245	2.55%
Junior subordinated debt	106,079	3.24%	106,046	3.07%	106,074	3.28%	106,042	3.07%

Total interest bearing liabilities	4,134,216	1.07%	4,147,232	1.35%	4,148,542	1.11%	4,130,334	1.40%
Non-interest bearing demand deposits	737,143		626,502		722,857		613,955
Other liabilities	38,952		35,059		38,747		36,904
Shareholders’ Equity	648,014		619,954		643,597		615,043

Total Liabilities and Shareholders’ Equity	$5,558,325		$5,428,747		$5,553,743		$5,396,236

Taxable equivalent net interest spread		3.36%		3.55%		3.37%		3.51%
Taxable equivalent net interest margin		3.53%		3.73%		3.55%		3.70%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $1.0 million and $1.4 million for the three months ended June 30, 2012 and 2011, and $2.0 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2012 Compared to June 30, 2011			Six Months Ended June 30, 2012 Compared to June 30, 2011
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(16)	$8	$(8)	$(16)	$9	$(7)
Loans, net of unearned income	(22)	(3,532)	(3,554)	(182)	(5,755)	(5,937)
Taxable securities	898	(1,858)	(960)	2,066	(3,144)	(1,078)
Tax-exempt securities (1)	218	(167)	51	508	(314)	194
Other earning assets	(5)	(3)	(8)	(12)	(5)	(17)

Total interest income change (1)	1,073	(5,552)	(4,479)	2,364	(9,209)	(6,845)

Increase (decrease) in interest expense:
Interest bearing demand deposits	(34)	(153)	(187)	208	(685)	(477)
Money market accounts	224	(860)	(636)	(13)	(1,260)	(1,273)
Savings deposits	39	(188)	(149)	96	(438)	(342)
Certificates of deposit	(499)	(808)	(1,307)	(887)	(1,493)	(2,380)
Federal Home Loan Bank borrowings	(770)	55	(715)	(1,388)	25	(1,363)
Other borrowings	32	(64)	(32)	113	(149)	(36)
Junior subordinated debt	—	43	43	1	115	116

Total interest expense change	(1,008)	(1,975)	(2,983)	(1,870)	(3,885)	(5,755)

Net interest income increase (decrease) (1)	$2,081	$(3,577)	$(1,496)	$4,234	$(5,324)	$(1,090)

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses decreased $0.9 million for the second quarter and $2.7 million for the first six months of 2012 compared to the same periods of 2011, and $0.3 million compared to the first quarter of 2012. The decrease in the provision was supported by improvement in all major credit quality metrics in the first six months of 2012. Net charge-offs in the 2012 second quarter of $6.8 million included $2.2 million relating to the sale of $5.1 million of non-performing loans; however, net charge-offs increased only $0.2 million from the first quarter of 2012 and were relatively the same as the second quarter of 2011. Year-to-date net charge-offs decreased $1.8 million to $13.4 million compared the same period in 2011. Classified and criticized loans decreased $34.9 million or 13.5%, non-performing loans decreased $18.8 million or 21.6%, and loans past due 30 days or more and accruing interest, excluding non-performing loans decreased $6.3 million or 25.0% from December 31, 2011 to June 30, 2012. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Trust fees	$4,258	$4,272	$(14)	(0.3%)	$9,011	$9,034	$(23)	(0.3%)
Service charges on deposits	4,218	4,889	(671)	(13.7%)	8,211	9,111	(900)	(9.9%)
Electronic banking fees	2,920	2,523	397	15.7%	5,683	4,807	876	18.2%
Net securities brokerage revenue	1,114	1,088	26	2.4%	2,189	2,184	5	0.2%
Bank-owned life insurance	874	900	(26)	(2.9%)	1,754	1,794	(40)	(2.2%)
Net gains on sales of mortgage loans	599	389	210	54.0%	867	971	(104)	(10.7%)
Net securities gains	1,294	14	1,280	9142.9%	1,394	30	1,364	4546.7%
Net losses on other real estate owned and other assets	(282)	(271)	(11)	(4.1%)	(250)	(816)	566	69.4%

Other income:
Net insurance services revenue	593	606	(13)	(2.1%)	1,281	1,231	50	4.1%
Other	306	606	(300)	(49.5%)	1,075	1,175	(100)	(8.5%)

Total non-interest income	$15,894	$15,016	$878	5.8%	$31,215	$29,521	$1,694	5.7%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $0.9 million or 5.8% in the second quarter and $1.7 million or 5.7% in the first half of 2012 compared to the same periods in 2011 principally due to net security gains of $1.3 million in the second quarter and $1.4 million year-to-date. Electronic banking fees increased 15.7% in the second quarter and 18.2% in the first half of 2012 due to increased transaction volumes, and increased transaction account balances and net loss on other real estate owned improved $0.6 million in the year-to date period. These improvements were partially offset by decreases in service charges on deposits of $0.7 million in the second quarter and $0.9 million in the first six months of 2012, primarily from decreases in customer overdraft fees.

Trust fees were nearly unchanged from the second quarter of 2011. Trust assets at June 30, 2012 increased to $3.1 billion from $3.0 billion at June 30, 2011. At June 30, 2012, trust assets include managed assets of $2.5 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that are advised by WesBanco’s trust and investment services group, were $779.3 million as of June 30, 2012 and $771.8 million at June 30, 2011 and are included in trust managed assets.

Electronic banking fees, which include debit card interchange fees, improved by $0.4 million and $0.9 million in the second quarter and first six months of 2012 compared to the same periods in the prior year, due to a higher volume of debit card transactions which have continued to grow as customers move more towards electronic transactions. Regulatory changes, which became effective October 1, 2011 for card issuers with more than $10 billion in assets, place a cap on debit card interchange fees. Although not directly subject to the new regulations, WesBanco anticipates some market-related long-term impact on its electronic banking fees in the future from these changes.

Service charges on deposits, which are primarily customer overdraft fees, were 9.9% lower in the first half of 2012 compared to the same period in 2011 due to changes in customer behavior. Higher average customer deposit balances, usage of mobile and internet banking technologies by our customers, and changes in marketing strategies may have also had an impact.

Net losses on other real estate owned and other assets decreased $0.6 million for the six months ended June 30, 2012 compared to the same period in 2011 due to ongoing property liquidation efforts. Other real estate owned balances have increased $0.9 million since December 31, 2011, but have been reduced by almost 23% since June 30, 2011.

Gains on the sale of mortgage loans decreased by 10.7% in the first half of 2012 compared to the same period in 2011 primarily from a strategic decision to retain more residential mortgage loans with terms of 15 years or less in the portfolio instead of selling most of these originations to the secondary market. Increased mortgage production in the second quarter resulted in a $0.2 million increase in the second quarter of 2012 compared to the same period in 2011.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Salaries and wages	$13,955	$13,959	$(4)	(0.0%)	$28,270	$27,612	$658	2.4%
Employee benefits	4,920	4,249	671	15.8%	10,538	9,405	1,133	12.0%
Net occupancy	2,703	2,461	242	9.8%	5,479	5,382	97	1.8%
Equipment	2,144	2,145	(1)	(0.0%)	4,318	4,444	(126)	(2.8%)
Marketing	1,716	1,642	74	4.5%	2,487	2,647	(160)	(6.0%)
FDIC insurance	965	1,015	(50)	(4.9%)	2,011	2,669	(658)	(24.7%)
Amortization of intangible assets	524	605	(81)	(13.4%)	1,061	1,223	(162)	(13.2%)

Other operating expenses:
Miscellaneous, franchise, and other taxes	1,395	1,401	(6)	(0.4%)	2,847	2,764	83	3.0%
Postage	757	815	(58)	(7.1%)	1,485	1,687	(202)	(12.0%)
Consulting, regulatory, accounting and advisory fees	1,009	1,015	(6)	(0.6%)	2,046	1,919	127	6.6%
Other real estate owned and foreclosure expenses	818	771	47	6.1%	1,211	1,502	(291)	(19.4%)
Legal fees	629	734	(105)	(14.3%)	1,316	1,374	(58)	(4.2%)
Communications	623	668	(45)	(6.7%)	1,281	1,337	(56)	(4.2%)
ATM and interchange expenses	925	748	177	23.7%	1,759	1,419	340	24.0%
Supplies	645	621	24	3.9%	1,270	1,214	56	4.6%
Other	2,356	2,854	(498)	(17.4%)	4,370	4,596	(226)	(4.9%)

Total other operating expenses	9,157	9,627	(470)	(4.9%)	17,585	17,812	(227)	(1.3%)

Total non-interest expense	$36,084	$35,703	$381	1.1%	$71,749	$71,194	$555	0.8%

Non-interest expense increased $0.4 million or 1.1% in the second quarter and $0.6 million or 0.8% in the first six months of 2012, compared to the same period in 2011. Quarter-to-date, employee benefits, net occupancy and ATM and interchange expenses increased, while FDIC insurance decreased and other expenses decreased primarily due to charges taken in 2011. Year-to-date, salaries and wages also increased $0.7 million, while other real estate owned and foreclosure expenses declined $0.3 million. Expense reductions were achieved in many other expense categories. WesBanco’s efficiency ratio in the first six months of 2012 remained nearly flat compared to 2011 at 60.9%.

Salaries and wages remained flat in the second quarter but increased 2.4% for the six months ended June 30, 2012 compared to 2011, primarily due to regular employee compensation increases and higher stock compensation expense. Employee benefits increased 15.8% and 12.0% for the quarter and year-to-date compared to 2011 primarily due to higher healthcare expenses and pension expense from lower pension asset growth and lower discount rate assumptions.

FDIC insurance in the second quarter of 2012 decreased slightly compared to the same period in 2011 but decreased $0.7 million year-to-date due to the new calculation of FDIC insurance expense, effective April 1, 2011.

Net occupancy for the three and six months of 2012 increased due to higher depreciation and normal seasonal factors.

Other real estate owned and foreclosure expenses decreased year-to-date due to ongoing liquidation efforts including the sale of a hospitality property in the fourth quarter of 2011 which operated at a loss in the first half of 2011.

ATM and interchange expenses, which include debit card processing fees, increased $0.2 million and $0.3 million or 24% for the three and six months ended June 30, 2012 compared to 2011 due to a higher volume of debit card transactions during the period, which have continued to grow as customers move more towards electronic transactions.

Other operating expenses in the second quarter of 2012 decreased $0.5 million, compared to the same period in 2011 primarily due to the accrual of a charge in 2011 relating to retail customer fraud, which was subsequently recovered in the third quarter of 2011.

INCOME TAXES

The provision for federal and state income taxes increased to $6.7 million in the first six months of 2012 compared to $5.9 million for the same period in 2011 due to a $2.7 million increase in pre-tax income, and a higher effective tax rate of 22.0% compared to 20.9% for the same period in 2011. The increase in the effective tax rate was primarily due to improved taxable income caused by higher earnings and less non-taxable income.

FINANCIAL CONDITION

Total assets decreased 0.2% in the first six months of 2012 primarily as a result of the use of cash flows to pay down borrowings. Loan production continued to increase during the quarter, which exceeded loan payoffs and pay-downs on commercial lines of credit, resulting in the net loan portfolio increase during the first six months of 2012. Deposits were nearly unchanged from December 31, 2011; however, the deposit mix changed as savings deposits and demand deposits increased 8.4% and 6.0%, respectively, while certificates of deposit and money market deposits decreased 6.2% and 4.4%, respectively. The reduction in certificates of deposit was due to anticipated reductions through lower offered rates for new and rollover certificates of deposit, and customers’ desire to shorten interest rate maturities. FHLB borrowings decreased 15.6% from December 31, 2011 as higher cost FHLB borrowings were paid down using available funding. Total shareholders’ equity increased by approximately $15.3 million, or 2.4%, compared to December 31, 2011 primarily due to net income exceeding dividends.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	June 30, 2012	December 31, 2011	$ Change	% Change
Available-for-sale (at fair value)
Other government agencies	$96,070	$198,720	$(102,650)	(51.7%)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	715,726	588,092	127,634	21.7%
Obligations of states and political subdivisions	167,181	180,433	(13,252)	(7.3%)
Corporate debt securities	38,570	44,066	(5,496)	(12.5%)

Total debt securities	1,017,547	1,011,311	6,236	0.6%
Equity securities	5,577	5,029	548	10.9%

Total available-for-sale securities	$1,023,124	$1,016,340	$6,784	0.7%

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	198,870	247,938	(49,068)	(19.8%)
Other residential collateralized mortgage obligations	451	783	(332)	(42.4%)
Obligations of states and political subdivisions	373,350	342,752	30,598	8.9%
Corporate debt securities	—	1,452	(1,452)	(100.0%)

Total held-to-maturity securities	572,671	592,925	(20,254)	(3.4%)

Total securities	$1,595,795	$1,609,265	$(13,470)	(0.8%)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.52%	2.86%
As a % of total securities	64.1%	63.2%
Weighted average life (in years)	3.1	2.8
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.66%	4.62%
As a % of total securities	35.9%	36.8%
Weighted average life (in years)	5.4	5.3
Total securities:
Weighted average yield at the respective period end (2)	3.29%	3.51%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	3.9	3.7

(1)	At June 30, 2012 and December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $13.5 million or 0.8% from December 31, 2011 to June 30, 2012, and by $70.0 million or 4.2% from March 31, 2012. The overall portfolio decrease was attributable to a 3.4% decrease in the held-to-maturity portfolio, mostly due to paydowns on residential mortgage-backed securities, while the available-for-sale portfolio increased by 0.7%. The decrease in total securities funded the increase in loan balances. For the six months ended June 30, 2012, security sales totaled $42.8 million, and maturities, pay-downs, and calls totaled $335.3 million. These were offset by security purchases that totaled $367.8 million.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	June 30, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value):
AAA rating	$55,394	9.8%	$52,791	9.7%
AA rating	413,004	72.8%	388,659	71.4%
A rating	67,215	11.8%	64,125	11.7%
Below an A rating (1)	16,848	3.0%	24,351	4.5%
No rating	15,034	2.6%	14,580	2.7%

Total municipal bond portfolio	$567,495	100.0%	$544,506	100.0%

(1)	All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	June 30, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General obligation	$405,988	71.5%	$393,755	72.3%
Revenue	161,507	28.5%	150,751	27.7%

Total municipal bond portfolio	$567,495	100.0%	$544,506	100.0%

Municipal bond issuer:
State issued	$43,086	7.6%	$45,993	8.4%
Local issued	524,409	92.4%	498,513	91.6%

Total municipal bond portfolio	$567,495	100.0%	$544,506	100.0%

The amortized cost of the municipal bond portfolio at June 30, 2012 and December 31, 2011 was $531.5 million and $514.5 million, respectively. The municipal bond portfolio is broadly spread across the U.S. with 60% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Texas, Illinois, and West Virginia, respectively.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. Additionally, a review of the credit and capacity to repay of certain non-rated securities is performed by an independent third party. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 7, “Fair Value Measurements,” in the Consolidated Financial Statements.

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

The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal hardships as well as changes in interest rates or the value of collateral. Credit risk is also impacted by a concentration of exposure within a geographic market or to one or more borrowers, industries or collateral types. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio that varies by the type of loan. The Bank’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment, and other factors unique to each loan that may increase or mitigate its risk. Credit bureau scores are also considered when evaluating consumer purpose loans as well as guarantors of business purpose loans. However, the Bank does not periodically update credit bureau scores subsequent to when loans are made to determine changes in credit history.

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

TABLE 8. COMPOSITION OF LOANS (1)

	June 30, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$158,413	4.8%	$175,867	5.4%
Improved property	1,536,632	46.8%	1,509,698	46.5%

Total commercial real estate	1,695,045	51.6%	1,685,565	51.9%
Commercial and industrial	420,689	12.9%	426,315	13.1%
Residential real estate:
Land and construction	11,273	0.3%	9,654	0.3%
Other	651,283	19.9%	611,729	18.9%
Home equity	250,988	7.6%	251,785	7.8%
Consumer	246,552	7.5%	254,320	7.8%

Total portfolio loans	3,275,830	99.8%	3,239,368	99.8%
Loans held for sale	7,305	0.2%	6,084	0.2%

Total loans	$3,283,135	100.0%	$3,245,452	100.0%

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased 1.2% from December 31, 2011 to June 30, 2012. CRE land and construction loans decreased $17.5 million or 9.9% as $49.4 million of loans were reclassified to CRE improved property upon completion of the projects while $31.9 million of new construction loans were funded during the period. CRE improved property loans increased $26.9 million or 1.8% as a result of the reclassification of construction loans net of unscheduled principal reductions or payoffs and decreases in non-performing loans in this category. C&I loans decreased $5.6 million or 1.3% primarily due to a reduction in the usage of lines of credit, which declined from 47% to 43% of total availability between December 31, 2011 and June 30, 2012. Residential real estate loans, including land and construction, increased $41.2 million or 6.6% due to increased loan production and management’s decision to retain new 15 year fixed rate loans in the portfolio and selling fewer loans into the secondary market. Approximately 30% of all mortgage originations were sold into the secondary market in the first half of 2012, compared to 40% in the comparable 2011 period. Additionally, overall mortgage production during the six months ended June 30, 2012 increased 82% over the comparable 2011 period. Home equity lines of credit and consumer loans collectively decreased $8.6 million or 1.7% due to reduced loan demand as consumers continued to deleverage, as well as stricter underwriting standards for certain types of home equity and consumer loans. Loans held for sale increased $1.2 million due to timing differences on scheduled closings, seasonal factors influencing total volumes and increased production. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices, as well as the current highly competitive lending market for high quality borrowers.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans:
Commercial real estate - land and construction	$5,158	$10,135
Commercial real estate - improved property	18,643	25,122
Commercial and industrial	5,302	8,238
Residential real estate	9,766	12,377
Home equity	908	1,331
Consumer	175	289

Total non-accrual loans	39,952	57,492

TDRs accruing interest:
Commercial real estate - land and construction	6,903	7,410
Commercial real estate - improved property	16,380	17,318
Commercial and industrial	841	839
Residential real estate	4,041	3,844
Home equity	—	—
Consumer	—	—

Total TDRs accruing interest (1)	28,165	29,411

Total non-performing loans	$68,117	$86,903

Other real estate owned and repossessed assets	3,918	3,029

Total non-performing assets	$72,035	$89,932

Non-performing loans/total loans	2.08%	2.68%
Non-performing assets/total assets	1.30%	1.62%
Non-performing assets/total loans, other real estate and repossessed assets	2.20%	2.77%

(1)	TDRs on nonaccrual of $11.2 million and $17.3 million at June 30, 2012 and December 31, 2011, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $18.8 million from December 31, 2011 to June 30, 2012 and $12.9 million from March 31, 2012 primarily due to principal reductions and charge-offs exceeding the migration of loans into those categories and the sale of $5.1 million of non-accrual loans during the second quarter. At June 30, 2012, non-performing loans were at their lowest level since 2008. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets increased $0.9 million from December 31, 2011 to June 30, 2012, primarily due to the addition of one commercial property during the period.

The following table presents non-performing asset activity.

TABLE 10. NON-PERFORMING ASSET ACTIVITY

	For the Six Months Ended June 30, 2012
				Accruing TDRs	Other Real Estate and Repossessed Assets	Total Non- Performing Assets
	Non-Accrual Loans
(unaudited, in thousands)	TDRs	Other	Total
Beginning balance	$17,287	$40,205	$57,492	$29,411	$3,029	$89,932
Activity during the period:
Additions to non-accrual or TDR	95	6,826	6,921	1,716	—	8,637
Foreclosed real estate	—	—	—	—	2,424	2,424
Repossessed other collateral	—	—	—	—	1,509	1,509
Charge-offs or charge-downs (1)	(4,679)	(7,783)	(12,462)	—	(329)	(12,791)
Loans returned to accrual	(197)	(502)	(699)	—	—	(699)
Other real estate sold	—	—	—	—	(1,197)	(1,197)
Repossessed assets sold	—	—	—	—	(1,520)	(1,520)
Transfer between categories	1,621	—	1,621	(1,621)	—	—
Payments from loan sales	(2,234)	(618)	(2,852)	—	—	(2,852)
Principal payments / other changes, net	(734)	(9,335)	(10,069)	(1,341)	2	(11,408)

Ending balance	$11,159	$28,793	$39,952	$28,165	$3,918	$72,035

(1)	Charge-offs of non-accrual loans includes $2.2 million from the sale of $5.1 million of non-accrual loans in the second quarter.

TABLE 11. PAST DUE AND ACCRUING LOANS EXCLUDING TDRs

(unaudited, dollars in thousands)	June 30, 2012	December 31, 2011
Loans past due 90 days or more:
Commercial real estate - land and construction	$416	$—
Commercial real estate - improved property	98	18
Commercial and industrial	177	939
Residential real estate	1,752	2,881
Home equity	902	498
Consumer	294	799

Total portfolio loans	3,639	5,135
Loans held for sale	—	—

Total loans past due 90 days or more	$3,639	$5,135

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$292	$180
Commercial real estate - improved property	2,834	4,599
Commercial and industrial	955	1,442
Residential real estate	5,242	5,902
Home equity	1,682	2,266
Consumer	4,112	5,499

Total portfolio loans	15,117	19,888
Loans held for sale	—	—

Total loans past due 30 to 89 days	$15,117	$19,888

Loans past due 90 days or more and accruing to total loans	0.11%	0.16%
Loans past due 30-89 days to total loans	0.46%	0.61%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $1.5 million or 29.1% from December 31, 2011. These loans continue to accrue interest because they are both well secured and in the process of collection. Loans past due 30-89 days decreased $4.8 million or 24.0% between December 31, 2011 and June 30, 2012 as a result of a continued focus on controlling early stage delinquency and moderate improvement in economic conditions. Total loans past due increased slightly from March 31, 2012 primarily due the delinquency of one CRE construction loan.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses decreased $1.2 million from December 31, 2011 to June 30, 2012. The allowance represented 1.64% of total loans, down from 1.69% from December 31, 2011 and March 31, 2012. The allowance for loans individually evaluated increased by $0.2 million to $3.6 million from December 31, 2011 to June 30, 2012 while the allowance for loans collectively evaluated decreased $1.4 million to $50.0 million due to lower delinquency, reduced levels of non-performing loans not individually evaluated, reduced levels of classified and criticized loans, and a continued decline in net charge-offs. The allowance for loan losses to non-performing loans, and the allowance for loan losses to the total of non-performing loans and loans past due, were both at their highest levels in the last six quarters. The improvement in credit quality resulted in the strengthening of coverage ratios and supported a lower overall allowance and a lower provision for credit losses for the three and six months ended June 30, 2012 compared to 2011.

The allowance for loan commitments from December 31, 2011 to June 30, 2012 was unchanged.

The allowance for credit losses by loan category, presented in Note 4 to the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the reclassification of CRE loans from land and construction to improved property upon the completion of construction.

Net charge-offs in the 2012 second quarter of $6.8 million included $2.2 million relating to the sale of loans; however, net charge-offs increased only $0.2 million from the first quarter of 2012 and were flat compared to the second quarter of 2011. Year-to-date net charge-offs decreased $1.8 million to $13.4 million compared the same period in 2011. The decline in net charge-offs in the first half of 2012 and improvements in credit quality enabled a decrease in the provision for credit losses of $0.9 million and $2.7 million for the three and six months ended June 30, 2012 compared to the same period in 2011. Net annualized loan charge-offs to average loans were 0.84% for the three months ended June 30, 2012 compared to 0.85% for same period last year.

The internal risk rating is the primary factor for establishing the allowance for all commercial loans and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and are also typically considered classified under the Bank’s risk grading system. Classified and criticized loans decreased $82.5 million from June 30, 2011, and $34.9 million from December 31, 2011 from principal reductions, charge-offs, migration of certain loans back to a pass grade as a result of improved risk profiles, and orderly exits of certain loans including the sale of non-performing loans in the current quarter with a carrying balance of $5.1 million.

Table 12 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allowance for CRE land and construction loans decreased primarily as a result of the reduction in loans in this category. The allowance for CRE improved property loans was relatively unchanged despite an increase in loans in this category due to overall improvement in credit quality and reduced delinquency. The allowance for C&I loans declined due to a decrease in loans in this category, improvement in credit quality, and lower net charge-offs. The allowance for residential real estate loans increased due to growth in this category of loans and the allowance for home equity loans increased due to continued declines in property values in certain markets. The allowances for consumer loans and deposit overdrafts were relatively unchanged.

TABLE 12. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,475	8.3%	$4,842	8.8%
Commercial real estate - improved property	24,721	45.8%	24,748	44.8%
Commercial and industrial	10,068	18.7%	11,414	20.7%
Residential real estate	5,780	10.7%	5,638	10.2%
Home equity	2,441	4.5%	1,962	3.5%
Consumer	5,419	10.0%	5,410	9.8%
Deposit account overdrafts	706	1.3%	796	1.4%

Total allowance for loan losses	$53,610	99.3%	$54,810	99.2%

Allowance for loan commitments:
Commercial real estate - land and construction	$49	0.1%	$74	0.1%
Commercial real estate - improved property	10	0.0%	21	0.0%
Commercial and industrial	224	0.5%	323	0.6%
Residential real estate	5	0.0%	4	0.0%
Home equity	48	0.1%	33	0.1%
Consumer	15	0.0%	13	0.0%

Total allowance for loan commitments	351	0.7%	468	0.8%

Total allowance for credit losses	$53,961	100.0%	$55,278	100.0%

Although the allowance for credit losses is allocated as described in Table 12, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2012.

DEPOSITS

TABLE 13. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2012	December 31, 2011	$ Change	% Change
Non-interest bearing demand	$759,779	$705,415	$54,364	7.7%
Interest bearing demand	728,521	698,114	30,407	4.4%
Money market	753,964	789,036	(35,072)	(4.4%)
Savings deposits	646,385	596,549	49,836	8.4%
Certificates of deposit	1,505,133	1,604,752	(99,619)	(6.2%)

Total deposits	$4,393,782	$4,393,866	$(84)	(0.0%)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits were nearly unchanged from December 31, 2011.

Demand deposits and savings deposits increased by 6.0% and 8.4%, respectively, in the first six months of 2012 due to marketing, incentive compensation and focused retail and business banking strategies to obtain more account relationships and customers’ preference for short-term maturities.

The decline in certificates of deposit of 6.2% is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace. WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the CDARS® program, which had $225.0 million in total outstanding balances at June 30, 2012 of which $151.1 million represented one-way buys, compared to $276.6 million in total outstanding balances at December 31, 2011. Certificates of deposit greater than $250,000 were approximately $172.6 million at June 30, 2012 compared to $162.5 million at December 31, 2011. Certificates of deposit of $100,000 or more were approximately $757.2 million at June 30, 2012 compared to $797.0 million at December 31, 2011. Certificates of deposit totaling approximately $660.4 million at June 30, 2012 at an average cost of 0.97% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, certificates of deposit rate offerings are generally lower for all maturities and types compared to rates paid on existing certificates of deposit and the Bank has also recently lowered its money market and savings account rates to further improve its cost of deposits.

BORROWINGS

TABLE 14. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2012	December 31, 2011	$ Change	% Change
Federal Home Loan Bank borrowings	$141,877	$168,186	$(26,309)	(15.6%)
Other short-term borrowings	191,275	196,887	(5,612)	(2.9%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,083	106,066	17	0.0%

Total borrowings	$439,235	$471,139	$(31,904)	(6.8%)

Borrowings are currently a less significant source of funding for WesBanco compared to total deposits. During the first six months of 2012, WesBanco reduced other short-term borrowings and paid down Federal Home Loan Bank borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows for their payoff. Additional maturities of Federal Home Loan Bank borrowings of $50.7 million are scheduled for the remainder of the year which will result in a further lowering of the cost of wholesale borrowings as these borrowings are paid off with available funds or renewed at lower market rates.

Other short-term borrowings, which consist primarily of federal funds purchased and securities sold under agreements to repurchase were $191.3 million at June 30, 2012 compared to $196.9 million at December 31, 2011. The decrease in these borrowings has occurred primarily as a result of a $3.1 million decrease in the treasury tax and loan borrowing category, coupled with a $2.5 million decrease in securities sold under agreements to repurchase. Repurchase agreements of $50.0 million are scheduled to mature in the second half of 2012. A revolving line of credit with another bank is available at the parent company. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million. There were no outstanding balances as of June 30, 2012 or December 31, 2011.

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

CAPITAL RESOURCES

Shareholders’ equity was $649.1 million at June 30, 2012 compared to $633.8 million at December 31, 2011. Total equity increased due to net income during the current six month period of $24.0 million, which was partially offset by the declaration of common shareholder dividends totaling $9.1 million for the six months ended June 30, 2012.

On May 16, 2012, WesBanco granted 61,500 stock options to selected officers at an exercise price of $20.02. These options are service-based and vest 50% at December 31, 2012 and 50% at December 31, 2013. On the same date, WesBanco also granted 40,050 shares of restricted stock to selected officers. The restricted shares are service-based and vest 36 months from the date of grant.

WesBanco is subject to regulatory-promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank and WesBanco maintain Tier 1, total capital and leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2012, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $22.6 million from the Bank. WesBanco seeks to continue improving its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

				June 30, 2012			December 31, 2011
(unaudited, dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$473,536	8.94%	$211,911	$457,568	8.71%	$210,108
Tier 1 capital to risk-weighted assets	4.00%		6.00%	473,536	13.11%	144,475	457,568	12.68%	144,335
Total capital to risk-weighted assets	8.00%		10.00%	518,781	14.37%	288,950	502,800	13.93%	288,669

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$425,917	8.07%	$211,126	$417,241	7.97%	$209,339
Tier 1 capital to risk-weighted assets	4.00%		6.00%	425,917	11.87%	143,534	417,241	11.62%	143,672
Total capital to risk-weighted assets	8.00%		10.00%	470,885	13.12%	287,067	462,268	12.87%	287,344

(1)	Minimum to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

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

Securities are the principal source of short-term liquidity for WesBanco. Securities totaled $1.6 billion at June 30, 2012, of which $1.0 billion were classified as available-for-sale, including net unrealized pretax gains of $17.8 million. The remaining securities were classified as held-to-maturity. At June 30, 2012, WesBanco had securities with a par value of approximately $12.3 million scheduled to mature within one year; however, additional cash flows may be anticipated from approximately $100.8 million in callable bonds which have call dates within the next year, from projected prepayments on mortgage-backed securities and collateralized mortgage obligations of approximately $146.3 million based on current prepayment speeds, from loans held for sale totaling $7.3 million, from accruing loans scheduled to mature within the next year of $512.0 million and from normal loan repayments anticipated to be $676.6 million within the next year. At June 30, 2012, WesBanco had $102.8 million of cash and cash equivalents, which serves as operating cash for the branches and an additional source of liquidity. Sources of liquidity within the next year listed above approximate $1.6 billion at June 30, 2012.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.4 billion at June 30, 2012. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $660.4 million at June 30, 2012 which includes jumbo regular certificates of deposit totaling $182.5 million with a weighted-average cost of 1.03% and jumbo CDARS© deposits of $96.1 million with a cost of 1.11%. In addition to the historically relatively stable core deposit base, WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at June 30, 2012 approximated $1.2 billion, compared to $1.0 billion at December 31, 2011. At June 30, 2012, the Bank had unpledged available-for-sale securities with an amortized cost of $534.2 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. In addition, WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2012, WesBanco had a BIC line of credit totaling $145.9 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $165.0 million, none of which was outstanding at June 30, 2012, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $191.3 million at June 30, 2012 consisted of callable repurchase agreements and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2012. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance. During 2011, new regulatory guidelines permitted, for the first time, the payment of interest on certain corporate checking accounts. These regulations did not significantly impact sweep account and related deposit account balances.

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

The principal sources of parent company liquidity are dividends from the Bank, $34.4 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2012. This line matures at the end of July and is currently in the process of being renewed. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2012, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $22.6 million from the Bank.

At June 30, 2012, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $958.1 million, compared to $847.4 million at December 31, 2011. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 8, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies issued guidance in 2010 to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of June 30, 2012 and that WesBanco’s current liquidity risk management policies and procedures adequately address the recently issued guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2012 and December 31, 2011 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in		ALCO Guidelines
	Net Interest Income from Base over One Year
	June 30, 2012	December 31, 2011
+300	(0.5%)	0.5%	- 25%
+200	0.3%	1.3%	- 12.5%
+100	0.6%	1.7%	- 5%
-100	(3.9%)	(3.5%)	- 5%

As per the table above, the earnings simulation model at June 30, 2012 currently projects that net interest income for the next twelve month period would decrease by 3.9% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5% for the same scenario as of December 31, 2011.

For rising rate scenarios, net interest income would increase by 0.6% and 0.3%, and decrease by 0.5% if rates increased by 100, 200 and 300 basis points, respectively, as of June 30, 2012 compared to increases of 1.7%, 1.3% and 0.5% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2011.

The balance sheet is slightly less asset sensitive as of June 30, 2012, compared to December 31, 2011 due to slight duration extension as well as higher average balances in the investment portfolio, and continued changes in the deposit mix and the overall level and term of short-term borrowings. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short term, the asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $974.1 million at June 30, 2012, which represented approximately 46% of commercial loans, with an average floor of 4.83%. In the current flat to decreasing interest rate environment, WesBanco expects that the net interest margin may be somewhat negatively impacted through the remainder of 2012 and into 2013, as short term interest rates are not anticipated to increase until later in 2014, and loan runoff and investment security maturities are necessarily reinvested at lower rates. Partially offsetting those negative factors are maturities of higher-cost borrowings and certificates of deposit scheduled over the next year, which should assist somewhat in mitigating margin compression from loan yield decreases and investment security reinvestments. The bank continues to experience pricing competition for new quality loans which may also result in reduced loan spreads that management hopes to offset with loan growth.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities, as well as to manage short term cash needs. CDARS© deposits also continue to be used to lengthen maturities in certificates of deposit.

Current balance sheet strategies to reduce the impact of decreasing margins in a low rate environment, where asset yields continue to reduce as reinvestment of cash flows occur and liability costs are not able to be reduced in the same proportion, include:

•	increasing fixed rate loans; primarily commercial and residential;

•	investing non-essential available short-term liquidity;

•	marketing programs to increase the mix of certain types of transaction accounts versus short-term certificates of deposit;

•	reinvestment of securities cash flows into a mix of short to intermediate term collateralized mortgage obligations and 10-15 year state and municipal securities;

•	paying down maturities of FHLB and other short-term borrowings with available cash, or re-borrowing at lower rates; and

•	extending deposits through the CDARS© program.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at June 30, 2012, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 0.6% over the next twelve months, compared to a 2.0% increase at December 31, 2011. This lower rate of increase has been impacted by similar factors to those noted above.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At June 30, 2012, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 10.3% compared to an increase of 12.4% at December 31, 2011. In a 100 basis point falling rate environment, the model indicates an increase of 9.5%, compared to an increase of 5.3% as of December 31, 2011. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Duration extension strategies in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding more transaction-type deposits has resulted in the reduction in equity market value. In a rising rate environment, non-interest bearing deposits and other low cost transaction accounts are worth more than in the current low interest rate environment or if rates were to drop by 100 basis points. For liabilities, this equates to a below cost fair market value as rates rise, which results in increased equity fair value.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES — WesBanco’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to WesBanco’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS — WesBanco’s management, including the CEO and CFO, does not expect that WesBanco’s disclosure controls and internal controls will prevent all errors and all fraud. While WesBanco’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective, no control system, no matter how well conceived and operated, can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

CHANGES IN INTERNAL CONTROLS — There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no such matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2012, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the second quarter of 2012, other than those for the KSOP and dividend reinvestment plans and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2012				583,832

April 1, 2012 to April 30, 2012
Open market repurchases	—	—	—	583,832
Other transactions (1)	23,824	$20.20	N/A	N/A

May 1, 2012 to May 31, 2012
Open market repurchases	—	—	—	583,832
Other transactions (1)	5,073	$20.24	N/A	N/A

June 1, 2012 to June 30, 2012
Open market repurchases	—	—	—	583,832
Other repurchases (2)	3,095	$19.88	3,095	580,737
Other transactions (1)	2,199	20.48	N/A	N/A

Second Quarter 2012
Open market repurchases	—	—	—	583,832
Other repurchases (2)	3,095	$19.88	3,095	580,737
Other transactions (1)	31,096	20.22	N/A	N/A

Total	34,191	$20.19	3,095	580,737

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 26, 2012	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2012	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)