Form 10-Q
period 2012-09-30
WESBANCO INC
filed 2012-10-25
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 23, 2012, there were 26,665,519 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(unaudited, in thousands, except shares)	2012	2011
ASSETS
Cash and due from banks, including interest bearing amounts of $18,675 and $10,929, respectively Securities:	$116,411	$140,325
Available-for-sale, at fair value	993,754	1,016,340
Held-to-maturity (fair values of $598,854 and $621,472, respectively)	559,156	592,925

Total securities	1,552,910	1,609,265

Loans held for sale	14,225	6,084

Portfolio loans, net of unearned income	3,352,966	3,239,368
Allowance for loan losses	(53,476)	(54,810)

Net portfolio loans	3,299,490	3,184,558

Premises and equipment, net	80,176	82,204
Accrued interest receivable	19,171	19,268
Goodwill and other intangible assets, net	281,570	283,150
Bank-owned life insurance	112,720	110,074
Other assets	100,286	101,102

Total Assets	$5,576,959	$5,536,030

LIABILITIES
Deposits:
Non-interest bearing demand	$760,308	$705,415
Interest bearing demand	784,748	698,114
Money market	778,121	789,036
Savings deposits	649,959	596,549
Certificates of deposit	1,515,076	1,604,752

Total deposits	4,488,212	4,393,866

Federal Home Loan Bank borrowings	91,617	168,186
Other short-term borrowings	186,886	196,887
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,091	106,066

Total borrowings	384,594	471,139

Accrued interest payable	4,628	4,975
Other liabilities	40,203	32,260

Total Liabilities	4,917,637	4,902,240

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 26,667,739 and 26,633,848 shares issued in 2012 and 2011, respectively; outstanding: 26,665,519 and 26,629,360 shares in 2012 and 2011, respectively	55,558	55,487
Capital surplus	192,159	191,679
Retained earnings	411,853	388,818
Treasury stock (2,220 and 4,488 shares in 2012 and 2011, respectively, at cost)	(44)	(96)
Accumulated other comprehensive income (loss)	1,019	(902)
Deferred benefits for directors	(1,223)	(1,196)

Total Shareholders’ Equity	659,322	633,790

Total Liabilities and Shareholders’ Equity	$5,576,959	$5,536,030

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except shares and per share amounts)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$41,423	$44,191	$124,345	$133,051
Interest and dividends on securities:
Taxable	7,722	9,032	24,784	27,171
Tax-exempt	3,113	3,019	9,270	9,051

Total interest and dividends on securities	10,835	12,051	34,054	36,222

Other interest income	30	45	115	154

Total interest and dividend income	52,288	56,287	158,514	169,427
INTEREST EXPENSE
Interest bearing demand deposits	397	462	1,132	1,673
Money market deposits	487	1,121	1,786	3,693
Savings deposits	202	332	697	1,169
Certificates of deposit	6,450	7,728	20,050	23,707

Total interest expense on deposits	7,536	9,643	23,665	30,242

Federal Home Loan Bank borrowings	1,020	1,714	3,684	5,743
Other short-term borrowings	1,169	1,220	3,503	3,590
Junior subordinated debt owed to unconsolidated subsidiary trusts	869	809	2,598	2,421

Total interest expense	10,594	13,386	33,450	41,996

NET INTEREST INCOME	41,694	42,901	125,064	127,431
Provision for credit losses	4,497	10,836	16,602	25,680

Net interest income after provision for credit losses	37,197	32,065	108,462	101,751

NON-INTEREST INCOME
Trust fees	4,379	3,941	13,390	12,975
Service charges on deposits	4,362	4,881	12,574	13,992
Electronic banking fees	2,846	2,679	8,529	7,486
Net securities brokerage revenue	1,131	1,182	3,319	3,365
Bank-owned life insurance	891	908	2,646	2,703
Net gains on sales of mortgage loans	993	327	1,860	1,298
Net securities gains	316	67	1,711	97
Net loss on other real estate owned and other assets	(48)	(162)	(298)	(978)
Other income	1,092	776	3,447	3,182

Total non-interest income	15,962	14,599	47,178	44,120

NON-INTEREST EXPENSE
Salaries and wages	14,758	14,427	43,028	42,040
Employee benefits	5,000	3,462	15,538	12,866
Net occupancy	2,654	3,068	8,133	8,450
Equipment	2,300	2,107	6,617	6,552
Marketing	795	1,214	3,282	3,861
FDIC insurance	951	1,091	2,962	3,760
Amortization of intangible assets	519	599	1,580	1,822
Restructuring and merger-related expense	1,518	—	1,518	—
Other operating expenses	8,295	7,639	25,880	25,450

Total non-interest expense	36,790	33,607	108,538	104,801

Income before provision for income taxes	16,369	13,057	47,102	41,070
Provision for income taxes	3,463	2,044	10,208	7,898

NET INCOME	$12,906	$11,013	$36,894	$33,172

EARNINGS PER COMMON SHARE
Basic	$0.48	$0.41	$1.38	$1.25
Diluted	$0.48	$0.41	$1.38	$1.25

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,664,882	26,629,360	26,646,719	26,609,755
Diluted	26,672,849	26,629,543	26,651,322	26,610,347

DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.16	$0.52	$0.46

COMPREHENSIVE INCOME	$14,768	$15,425	$38,815	$39,328

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 and 2011

(unaudited, in thousands, except shares and per share amounts)						Accumulated
						Other	Deferred
	Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income				36,894				36,894
Other comprehensive income:
Unrealized gain on available-for-sale securities						1,622		1,622
Amortization of unrealized gain on transferred securities						(745)		(745)
Defined benefit pension plan						1,044		1,044

Comprehensive income								38,815
Common dividends declared ($0.52 per share)				(13,859)				(13,859)
Stock options exercised	875				17			17
Restricted stock granted (1)	40,050	71	(198)		127			—
Treasury shares acquired	(4,766)		22		(92)			(70)
Stock compensation expense			629					629
Deferred benefits for directors-net			27				(27)	—

September 30, 2012	26,665,519	$55,558	$192,159	$411,853	$(44)	$1,019	$(1,223)	$659,322

(1) An additional 33,891 common shares were issued in 2012 resulting from the restricted stock grant.

December 31, 2010	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863

Net income				33,172				33,172
Other comprehensive income:
Unrealized gain on available-for-sale securities						6,478		6,478
Amortization of unrealized gain on transferred securities						(1,019)		(1,019)
Defined benefit pension plan						697		697

Comprehensive income								39,328
Common dividends declared ($0.46 per share)				(12,243)				(12,243)
Stock options exercised	1,775		(13)		39			26
Restricted stock granted	40,632		(928)		928			—
Stock compensation expense			428					428
Deferred benefits for directors-net			(3)				3	—

September 30, 2011	26,629,360	$55,487	$191,471	$382,442	$(96)	$6,287	$(1,189)	$634,402

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2012	2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$64,009	$78,866

INVESTING ACTIVITIES:
Net (increase) decrease in loans	(142,536)	7,467
Securities available-for-sale:
Proceeds from sales	48,068	5,014
Proceeds from maturities, prepayments and calls	335,918	334,871
Purchases of securities	(360,600)	(327,179)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	83,552	62,248
Purchases of securities	(52,626)	(201,235)
Purchases of premises and equipment – net	(2,504)	(1,947)
Sale of portfolio loans - net	7,883	6,902

Net cash used in investing activities	(82,845)	(113,859)

FINANCING ACTIVITIES:
Increase in deposits	94,339	184,071
Repayment of Federal Home Loan Bank borrowings	(76,400)	(76,757)
(Decrease) increase in other short-term borrowings	(9,644)	5,739
Dividends paid to common shareholders	(13,320)	(11,704)
Treasury shares (purchased) sold – net	(53)	26

Net cash (used in) provided by financing activities	(5,078)	101,375

Net (decrease) increase in cash and cash equivalents	(23,914)	66,382
Cash and cash equivalents at beginning of the period	140,325	79,136

Cash and cash equivalents at end of the period	$116,411	$145,518

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$33,797	$42,783
Income taxes paid	8,370	9,200
Transfers of loans to other real estate owned	3,452	1,767
Transfer of loans to held for sale	10,163	17,192

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

RECENT ACCOUNTING PRONOUNCEMENTS— In December 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, including instruments and transactions subject to master netting arrangements. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with existing GAAP or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

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

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, an amendment to the June 2011 accounting pronouncement was issued which deferred the requirement that entities present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Entities should continue to report reclassifications relating to accumulated other comprehensive income consistent with the presentation requirements in effect before the June 2011 accounting pronouncement. The disclosures in the original June 2011 pronouncement that were not deferred in the December 2011 pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. WesBanco has adopted a single continuous statement of comprehensive income for interim periods and intends to use two separate but consecutive statements for its 2012 year-end reporting.

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

NOTE 2. MERGERS AND ACQUISITIONS

On July 19, 2012, WesBanco and Fidelity Bancorp, Inc. (“Fidelity”), a Pittsburgh-based bank with $0.7 billion in assets and 13 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of Fidelity with and into WesBanco. Under the terms of the Agreement and Plan of Merger, WesBanco will exchange 0.8275 shares of its common stock and $4.50 in cash for each share of Fidelity common stock. The receipt by Fidelity shareholders of shares of WesBanco common stock in exchange for their shares of Fidelity common stock is anticipated to qualify as a tax-free exchange. The transaction, approved by the directors of both companies, currently is valued at $68.7 million. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of Fidelity. The Fidelity shareholders’ meeting is scheduled for November 27, 2012. It is currently anticipated that the transaction will be completed on or about December 31, 2012.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2012	2011	2012	2011
Numerator for both basic and diluted earnings per common share:
Net income	$12,906	$11,013	$36,894	$33,172

Denominator:
Total average basic common shares outstanding	26,664,882	26,629,360	26,646,719	26,609,755
Effect of dilutive stock options	7,967	183	4,603	592

Total diluted average common shares outstanding	26,672,849	26,629,543	26,651,322	26,610,347

Earnings per common share - basic	$0.48	$0.41	$1.38	$1.25
Earnings per common share - diluted	$0.48	$0.41	$1.38	$1.25

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2012				December 31, 2011
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$85,674	$503	$(55)	$86,122	$197,898	$834	$(12)	$198,720
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	697,249	9,624	(247)	706,626	579,430	9,244	(582)	588,092
Obligations of state and political subdivisions	153,619	9,802	(7)	163,414	171,782	8,664	(13)	180,433
Corporate debt securities	31,644	181	(127)	31,698	45,002	107	(1,043)	44,066

Total debt securities	$968,186	$20,110	$(436)	$987,860	$994,112	$18,849	$(1,650)	$1,011,311
Equity securities	5,016	878	—	5,894	4,179	851	(1)	5,029

Total available-for-sale securities	$973,202	$20,988	$(436)	$993,754	$998,291	$19,700	$(1,651)	$1,016,340

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$174,966	$7,747	$(83)	$182,630	$247,938	$7,223	$(87)	$255,074
Other residential collateralized mortgage obligations	400	10	—	410	783	9	(1)	791
Obligations of state and political subdivisions	383,790	32,175	(151)	415,814	342,752	21,459	(138)	364,073
Corporate debt securities	—	—	—	—	1,452	82	—	1,534

Total held-to-maturity securities	$559,156	$39,932	$(234)	$598,854	$592,925	$28,773	$(226)	$621,472

Total securities	$1,532,358	$60,920	$(670)	$1,592,608	$1,591,216	$48,473	$(1,877)	$1,637,812

At September 30, 2012, and December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2012. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2012
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Other government agencies	$2,544	$15,125	$35,881	$32,572	$—	$86,122
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	706,626	706,626
Obligations of states and political subdivisions	6,167	48,015	53,236	55,996	—	163,414
Corporate debt securities	3,280	21,451	1,997	4,970	—	31,698
Equity securities (3)	—	—	—	—	5,894	5,894

Total available-for-sale securities	$11,991	$84,591	$91,114	$93,538	$712,520	$993,754

Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$182,630	$182,630
Other residential collateralized mortgage obligations (1)	—	—	—	—	410	410
Obligations of states and political subdivisions	1,162	7,384	69,166	338,102	—	415,814

Total held-to-maturity securities	$1,162	$7,384	$69,166	$338,102	$183,040	$598,854

Total securities	$13,153	$91,975	$160,280	$431,640	$895,560	$1,592,608

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity portfolio is carried at an amortized cost of $559.2 million.
(3)	Equity securities, which have no stated maturity, are not assigned a maturity category.

Securities with aggregate fair values of $775.6 million and $691.8 million at September 30, 2012 and December 31, 2011, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $48.1 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2012 and December 31, 2011 were $12.9 million and $11.3 million, respectively. For the nine months ended September 30, 2012 and 2011, gross security gains recognized in income were $1.7 million and $0.1 million, respectively. For the same periods, gross security losses recognized in income were immaterial.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$4,744	$(55)	1	$—	$—	—	$4,744	$(55)	1
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	55,214	(272)	10	6,604	(58)	9	61,818	(330)	19
Obligations of states and political subdivisions	11,512	(156)	13	451	(2)	2	11,963	(158)	15
Corporate debt securities	2,985	(15)	1	7,955	(112)	4	10,940	(127)	5

Total temporarily impaired securities	$74,455	$(498)	25	$15,010	$(172)	15	$89,465	$(670)	40

	December 31, 2011
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$24,486	$(12)	7	$—	$—	—	$24,486	$(12)	7
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	133,106	(646)	34	795	(23)	2	133,901	(669)	36
Other residential collateralized mortgage obligations	185	(1)	1	—	—	—	185	(1)	1
Obligations of states and political subdivisions	14,443	(146)	20	1,902	(5)	4	16,345	(151)	24
Corporate debt securities	19,763	(145)	11	13,103	(898)	5	32,866	(1,043)	16
Equity securities	4	(1)	2	—	—	—	4	(1)	2

Total temporarily impaired securities	$191,987	$(951)	75	$15,800	$(926)	11	$207,787	$(1,877)	86

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $18.0 million and $21.9 million at September 30, 2012 and December 31, 2011, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.5 million at September 30, 2012 and $3.1 million at December 31, 2011.

The following table presents the recorded investment in loans by category:

(unaudited, in thousands)	September 30, 2012	December 31, 2011
Commercial real estate:
Land and construction	$170,200	$175,867
Improved property	1,547,041	1,509,698

Total commercial real estate	1,717,241	1,685,565
Commercial and industrial	447,767	426,315
Residential real estate	684,016	621,383
Home equity	255,787	251,785
Consumer	248,155	254,320

Total portfolio loans	3,352,966	3,239,368
Loans held for sale	14,225	6,084

Total loans	$3,367,191	$3,245,452

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2012 and 2011
	Commercial	Commercial
	Real Estate -	Real Estate -
	Land and	Improved	Commercial	Residential	Home		Deposit
(unaudited, in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at December 31, 2011:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,089	4,573	2,619	3,629	1,192	2,330	222	16,654
Provision for loan commitments	(11)	5	(65)	—	12	7	—	(52)

Total provision for credit losses	2,078	4,578	2,554	3,629	1,204	2,337	222	16,602

Charge-offs	(3,777)	(5,749)	(3,862)	(3,296)	(898)	(2,732)	(641)	(20,955)
Recoveries	591	755	288	288	17	804	224	2,967

Net charge-offs	(3,186)	(4,994)	(3,574)	(3,008)	(881)	(1,928)	(417)	(17,988)

Balance at September 30, 2012:
Allowance for loan losses	3,745	24,327	10,459	6,259	2,273	5,812	601	53,476
Allowance for loan commitments	63	26	258	4	45	20	—	416

Total ending allowance for credit losses	$3,808	$24,353	$10,717	$6,263	$2,318	$5,832	$601	$53,892

Balance at December 31, 2010:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404

Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455

Provision for credit losses:
Provision for loan losses	5,898	10,921	4,832	2,496	530	1,820	117	26,614
Provision for loan commitments	(930)	(276)	234	3	23	12	—	(934)

Total provision for credit losses	4,968	10,645	5,066	2,499	553	1,832	117	25,680

Charge-offs	(6,485)	(15,673)	(6,194)	(3,115)	(642)	(2,909)	(685)	(35,703)
Recoveries	33	930	733	342	10	849	239	3,136

Net charge-offs	(6,452)	(14,743)	(5,461)	(2,773)	(632)	(2,060)	(446)	(32,567)

Balance at September 30, 2011:
Allowance for loan losses	4,147	27,014	10,164	5,673	1,971	5,401	728	55,098
Allowance for loan commitments	107	9	299	4	37	14	—	470

Total ending allowance for credit losses	$4,254	$27,023	$10,463	$5,677	$2,008	$5,415	$728	$55,568

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total
September 30, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$626	$1,259	$—	$—	$—	$—	$—	$1,885
Allowance for loans collectively evaluated for impairment	3,119	23,068	10,459	6,259	2,273	5,812	601	51,591

Allowance for loan losses	3,745	24,327	10,459	6,259	2,273	5,812	601	53,476
Allowance for loan commitments	63	26	258	4	45	20	—	416

Total allowance for credit losses	$3,808	$24,353	$10,717	$6,263	$2,318	$5,832	$601	$53,892

Portfolio loans:
Individually evaluated for impairment (1)	$4,433	$11,064	$—	$—	$—	$—	$—	$15,497
Collectively evaluated for impairment	165,767	1,535,977	447,767	684,016	255,787	248,155	—	3,337,469

Total portfolio loans	$170,200	$1,547,041	$447,767	$684,016	$255,787	$248,155	$—	$3,352,966

December 31, 2011
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,788	$1,565	$—	$—	$—	$—	$—	$3,353
Allowance for loans collectively evaluated for impairment	3,054	23,183	11,414	5,638	1,962	5,410	796	51,457

Allowance for loan losses	4,842	24,748	11,414	5,638	1,962	5,410	796	54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278

Portfolio loans:
Individually evaluated for impairment (1)	$10,815	$18,028	$—	$—	$—	$—	$—	$28,843
Collectively evaluated for impairment	165,052	1,491,670	426,315	621,383	251,785	254,320	—	3,210,525

Total portfolio loans	$175,867	$1,509,698	$426,315	$621,383	$251,785	$254,320	$—	$3,239,368

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Criticized or marginal loans are currently protected but have weaknesses, which, if not corrected, may inadequately protect WesBanco Bank, Inc. (the “Bank”) at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues which may warrant this grade include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2012
Excellent - minimal risk	$1,192	$806	$57,967	$59,965
Good - desirable risk	25,638	629,319	160,326	815,283
Fair - acceptable risk	120,747	766,315	205,293	1,092,355
Criticized - marginal	14,431	74,835	13,526	102,792
Classified - substandard	8,192	75,766	10,655	94,613
Classified - doubtful	—	—	—	—

Total	$170,200	$1,547,041	$447,767	$2,165,008

As of December 31, 2011
Excellent - minimal risk	$625	$448	$51,923	$52,996
Good - desirable risk	40,278	593,563	185,745	819,586
Fair - acceptable risk	97,077	727,594	156,459	981,130
Criticized - marginal	19,701	107,433	14,061	141,195
Classified - substandard	18,186	80,660	18,127	116,973
Classified - doubtful	—	—	—	—

Total	$175,867	$1,509,698	$426,315	$2,111,880

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $12.5 million at September 30, 2012 and $18.2 million at December 31, 2011, of which $3.0 and $4.2 million were accruing, for each period, respectively.

The following table summarizes the age analysis of all categories of loans.

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2012
Commercial real estate:
Land and construction	$166,818	$171	$10	$3,201	$3,382	$170,200	$416
Improved property	1,525,683	6,131	2,668	12,559	21,358	1,547,041	48

Total commercial real estate	1,692,501	6,302	2,678	15,760	24,740	1,717,241	464
Commercial and industrial	443,671	1,031	139	2,926	4,096	447,767	141
Residential real estate	669,412	4,909	1,705	7,990	14,604	684,016	2,050
Home equity	252,456	1,523	315	1,493	3,331	255,787	621
Consumer	242,824	4,192	728	411	5,331	248,155	284

Total portfolio loans	3,300,864	17,957	5,565	28,580	52,102	3,352,966	3,560
Loans held for sale	14,225	—	—	—	—	14,225	—

Total loans	$3,315,089	$17,957	$5,565	$28,580	$52,102	$3,367,191	$3,560

Non-performing loans included above are as follows:
Non-accrual loans	$7,805	$1,254	$1,467	$23,764	$26,485	$34,290
TDRs accruing interest (1)	20,133	3,200	269	1,256	4,725	24,858

As of December 31, 2011
Commercial real estate:
Land and construction	$166,322	$1,391	$127	$8,027	$9,545	$175,867	$—
Improved property	1,486,001	4,485	3,446	15,766	23,697	1,509,698	18

Total commercial real estate	1,652,323	5,876	3,573	23,793	33,242	1,685,565	18
Commercial and industrial	417,341	1,624	333	7,017	8,974	426,315	939
Residential real estate	601,541	5,742	1,186	12,914	19,842	621,383	2,881
Home equity	247,771	1,843	447	1,724	4,014	251,785	498
Consumer	247,736	4,469	1,030	1,085	6,584	254,320	799

Total portfolio loans	3,166,712	19,554	6,569	46,533	72,656	3,239,368	5,135
Loans held for sale	6,084	—	—	—	—	6,084	—

Total loans	$3,172,796	$19,554	$6,569	$46,533	$72,656	$3,245,452	$5,135

Non-performing loans included above are as follows:
Non-accrual loans	$12,377	$1,629	$2,818	$40,668	$45,115	$57,492
TDRs accruing interest (1)	26,893	1,434	354	730	2,518	29,411

(1)	Loans 90 days or more past due and accruing interest exclude TDRs.

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

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2012			December 31, 2011
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate:
Land and construction	$9,992	$6,464	$—	$19,733	$14,731	$—
Improved property	26,905	23,357	—	38,629	34,352	—
Commercial and industrial	6,164	5,223	—	11,536	9,078	—
Residential real estate	13,689	12,237	—	18,038	16,221	—
Home equity	1,220	1,107	—	1,465	1,331	—
Consumer	187	162	—	344	289	—

Total impaired loans without a related allowance	58,157	48,550	—	89,745	76,002	—

With an allowance recorded:
Commercial real estate:
Land and construction	1,626	1,626	626	2,813	2,813	1,788
Improved property	9,088	8,972	1,259	8,388	8,088	1,565

Total impaired loans with an allowance	10,714	10,598	1,885	11,201	10,901	3,353

Total impaired loans	$68,871	$59,148	$1,885	$100,946	$86,903	$3,353

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Land and construction	$7,865	$21	$12,028	$42	$9,923	$193	$10,744	$159
Improved Property	25,636	160	33,632	293	29,503	442	33,330	621
Commercial and industrial	5,683	37	9,695	32	7,005	96	9,090	129
Residential real estate	13,022	64	14,018	113	14,588	198	14,286	182
Home equity	1,008	4	1,130	2	1,104	6	1,033	2
Consumer	169	—	187	1	221	1	228	3

Total impaired loans without a related allowance	53,383	286	70,690	483	62,344	936	68,711	1,096

With an allowance recorded:
Commercial real estate:
Land and construction	2,211	40	4,582	55	3,204	40	4,776	137
Improved Property	8,040	45	15,165	(221)	8,239	225	19,635	232
Commercial and industrial	—	—	920	—	—	—	920	—

Total impaired loans with an allowance	10,251	85	20,667	(166)	11,443	265	25,331	369

Total impaired loans	$63,634	$371	$91,357	$317	$73,787	$1,201	$94,042	$1,465

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	September 30,	December 31,
(unaudited, in thousands)	2012	2011
Commercial real estate:
Land and construction	$2,004	$10,135
Improved Property	18,307	25,122

Total commercial real estate	20,311	35,257
Commercial and industrial	4,397	8,238
Residential real estate	8,313	12,377
Home equity	1,107	1,331
Consumer	162	289

Total	$34,290	$57,492

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2012			December 31, 2011
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total
Commercial real estate:
Land and construction	$6,086	$689	$6,775	$7,410	$5,662	$13,072
Improved Property	14,021	7,361	21,382	17,318	8,398	25,716

Total commercial real estate	20,107	8,050	28,157	24,728	14,060	38,788
Commercial and industrial	826	570	1,396	839	2,514	3,353
Residential real estate	3,925	829	4,754	3,844	713	4,557
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$24,858	$9,449	$34,307	$29,411	$17,287	$46,698

As of September 30, 2012, there were eight TDRs greater than $1.0 million representing $14.1 million or 41.0% of total TDRs, composed of two commercial real estate land and construction loans and six commercial real estate improved property loans, with specific reserves of $1.9 million. The concessions granted for the majority of the eight largest TDRs primarily consist of extensions of maturity, reverting from payment of principal and interest to interest only for up to one year, or a reduction in the amount of the principal and interest payment by lengthening the amortization period by not more than five years.

The following table presents details related to loans identified as new TDRs during the three and nine months ended September 30, 2012:

	New TDRs (1)
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2012
(unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	1	$516	$516
Improved Property	1	1,073	917	9	2,741	2,162

Total commercial real estate	1	1,073	917	10	3,257	2,678
Commercial and industrial	—	—	—	2	40	37
Residential real estate	1	323	323	7	883	896
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	2	$1,396	$1,240	19	$4,180	$3,611

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days or more) during the three and nine months ended September 30, 2012 that had been previously restructured within the last twelve months prior to September 30, 2012:

	Defaulted TDRs (1)
	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	8	2,018

Total commercial real estate	—	—	8	2,018
Commercial and industrial	1	45	2	211
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total	1	$45	10	$2,229

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2012.

TDRs that defaulted during the nine month period and that have been previously restructured within the last twelve months represented 6.5% of the balance at September 30, 2012. Generally these loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At September 30, 2012, none of the loans in the table above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	September 30, 2012	December 31, 2011
Other real estate owned	$3,759	$2,786
Repossessed assets	192	243

Total other real estate owned and repossessed assets	$3,951	$3,029

NOTE 6. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien of the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At September 30, 2012 and December 31, 2011, WesBanco had FHLB borrowings of $91.6 million and $168.2 million, with a weighted-average interest rate of 3.54% and 3.58%, respectively. The decline in borrowings from December 31, 2011 was due to scheduled maturities. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $18.0 million at September 30, 2012 and $21.9 million at December 31, 2011 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at September 30, 2012 and December 31, 2011 was estimated to be approximately $1.2 billion and $1.0 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $91.6 million outstanding at September 30, 2012, $56.0 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2012 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands) Year	Scheduled Maturity	Weighted Average Rate
2012	$726	6.23%
2013	50,168	3.27%
2014	16,123	3.40%
2015	910	4.69%
2016	114	4.35%
2017 and thereafter	23,576	4.09%

Total	$91,617	3.54%

There were $50.0 million in FHLB advances that matured in the third quarter of 2012, and most of the 2013 maturities noted above are in the first quarter.

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2012	2011	2012	2011
Service cost – benefits earned during year	$688	$650	$2,049	$1,929
Interest cost on projected benefit obligation	976	917	2,907	2,720
Expected return on plan assets	(1,393)	(1,427)	(4,149)	(4,235)
Amortization of prior service cost	11	15	34	44
Amortization of net loss	575	321	1,712	954

Net periodic pension cost	$857	$476	$2,553	$1,412

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.3 million is due for 2012 which will be partially funded by the Plan’s $2.1 million available credit balance. No decision has been made as of September 30, 2012 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2012:

		September 30, 2012 Fair Value Measurements Using:
(unaudited, in thousands)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities - available-for-sale
Other government agencies	$86,122	$—	$86,122	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	706,626	—	706,626	—
Obligations of state and political subdivisions	163,414	—	163,390	24
Corporate debt securities	31,698	—	31,698	—
Equity securities	5,894	4,159	1,735	—

Total securities - available-for-sale	$993,754	$4,159	$989,571	$24

Total recurring fair value measurements	$993,754	$4,159	$989,571	$24

Nonrecurring fair value measurements
Impaired loans	$8,713	$—	$—	$8,713
Other real estate owned and repossessed assets	3,951	—	—	3,951
Mortgage servicing rights	874	—	—	874
Loans held for sale	14,225	—	14,225	—

Total nonrecurring fair value measurements	$27,763	$—	$14,225	$13,538

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the category of loans held for sale was transferred from Level 3 to Level 2 due to improvements in the valuation model, which utilizes quoted prices for similar loans.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
September 30, 2012:
Impaired loans	$8,713	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to (30.5%) / (4.6%) (6.2%) to (8.0%) / (7.7%)

Other real estate owned and repossessed assets	3,951	Appraisal of collateral (1), (3)

Mortgage servicing rights	874	Discounted cash flow	Remaining term Discount rate	2.9 yrs to 27.1 yrs / 15.5 yrs 9.0% to 12.0% / 9.8%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal. The adjustment of appraised value is measured as the effect on fair value as a percentage of unpaid principal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at
			September 30, 2012
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and due from banks	$116,411	$116,411	$116,411	$—	$—
Securities available-for-sale	993,754	993,754	4,159	989,571	24
Securities held-to-maturity	559,156	598,854	—	598,040	814
Net loans	3,299,490	3,274,821	—	—	3,274,821
Loans held for sale	14,225	14,225	—	14,225	—
Accrued interest receivable	19,171	19,171	19,171	—	—
Bank owned life insurance	112,720	112,720	112,720	—	—
Financial Liabilities
Deposits	4,488,212	4,513,056	2,973,135	1,539,921	—
Federal Home Loan Bank borrowings	91,617	95,658	—	95,658	—
Other borrowings	186,886	186,860	89,011	97,849	—
Junior subordinated debt	106,091	56,092	—	56,092	—
Accrued interest payable	4,628	4,628	4,628	—	—

	December 31, 2011
	Carrying	Fair Value
(unaudited, in thousands)	Amount	Estimate
Financial assets:
Cash and due from banks	$140,325	$140,325
Securities available-for-sale	1,016,340	1,016,340
Securities held-to-maturity	592,925	621,472
Net loans	3,184,558	3,068,799
Loans held for sale	6,084	6,084
Accrued interest receivable	19,268	19,268
Bank owned life insurance	110,074	110,074
Financial liabilities:
Deposits	4,393,866	4,420,102
Federal Home Loan Bank borrowings	168,186	174,926
Other borrowings	196,887	197,922
Junior subordinated debt	106,066	56,515
Accrued interest payable	4,975	4,975

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

Other borrowings: The carrying amount of federal funds purchased and overnight sweep accounts generally approximate fair value. Other repurchase agreements are based on quoted market prices if available. If market prices are not available for certain fixed and adjustable rate repurchase agreements, then quoted market prices of similar instruments are used.

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

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.4 million and $0.5 million as of September 30, 2012 and December 31, 2011, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of September 30, 2012 and December 31, 2011, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2012	2011
Lines of credit	$669,326	$602,923
Loans approved but not closed	190,994	113,113
Overdraft limits	80,601	85,981
Letters of credit	15,729	37,719
Contingent obligations to purchase loans funded by other entities	7,036	7,685

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

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.2 billion and $2.8 billion at September 30, 2012 and 2011, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended September 30, 2012:
Interest income	$52,288	$—	$52,288
Interest expense	10,594	—	10,594

Net interest income	41,694	—	41,694
Provision for credit losses	4,497	—	4,497

Net interest income after provision for credit losses	37,197	—	37,197
Non-interest income	11,583	4,379	15,962
Non-interest expense	34,134	2,656	36,790

Income before provision for income taxes	14,646	1,723	16,369
Provision for income taxes	2,773	690	3,463

Net income	$11,873	$1,033	$12,906

For the Three Months ended September 30, 2011:
Interest income	$56,287	$—	$56,287
Interest expense	13,386	—	13,386

Net interest income	42,901	—	42,901
Provision for credit losses	10,836	—	10,836

Net interest income after provision for credit losses	32,065	—	32,065
Non-interest income	10,658	3,941	14,599
Non-interest expense	30,972	2,635	33,607

Income before provision for income taxes	11,751	1,306	13,057
Provision for income taxes	1,522	522	2,044

Net income	$10,229	$784	$11,013

For the Nine Months ended September 30, 2012:
Interest income	$158,514	$—	$158,514
Interest expense	33,450	—	33,450

Net interest income	125,064	—	125,064
Provision for credit losses	16,602	—	16,602

Net interest income after provision for credit losses	108,462	—	108,462
Non-interest income	33,788	13,390	47,178
Non-interest expense	100,387	8,151	108,538

Income before provision for income taxes	41,863	5,239	47,102
Provision for income taxes	8,112	2,096	10,208

Net income	$33,751	$3,143	$36,894

For the Nine Months ended September 30, 2011:
Interest income	$169,427	$—	$169,427
Interest expense	41,996	—	41,996

Net interest income	127,431	—	127,431
Provision for credit losses	25,680	—	25,680

Net interest income after provision for credit losses	101,751	—	101,751
Non-interest income	31,145	12,975	44,120
Non-interest expense	97,094	7,707	104,801

Income before provision for income taxes	35,802	5,268	41,070
Provision for income taxes	5,791	2,107	7,898

Net income	$30,011	$3,161	$33,172

Total non-fiduciary assets of the trust and investment services segment were $2.8 million and $2.7 million at September 30, 2012 and 2011, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 11. SUBSEQUENT EVENTS

On October 18, 2012, Mordechai Nagel, a purported shareholder of Fidelity, filed a purported shareholder class and derivative action in the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Action Case No. 12-019908. The lawsuit names as defendants each of the current members of Fidelity’s board of directors (the “Director Defendants”), WesBanco and Fidelity. The complaint alleges, among other things, that the Director Defendants breached their fiduciary duties as a result of the price and certain other terms of the merger agreed to by Fidelity. The lawsuit also claims that the Director Defendants breached their fiduciary duties because the registration statement on Form S-4 filed by WesBanco with the SEC on September 14, 2012, allegedly contained misstatements and omitted information material to the merger and to a decision by Fidelity’s shareholders on the merger. The lawsuit also alleges that WesBanco aided and abetted the Director Defendants’ alleged breaches of fiduciary duties. The lawsuit seeks, among other things, an injunction against WesBanco’s acquisition of Fidelity, as well as the payment of the fees and expenses of the plaintiffs’ attorneys. WesBanco and Fidelity each believe that all of the allegations are without merit and intend to vigorously defend themselves against the allegations in this complaint.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2011 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, respectively, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and Fidelity may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and Fidelity may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and Fidelity may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 112 branches, one loan production office and 104 ATM machines in West Virginia, Ohio and Western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business activities. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On July 19, 2012, WesBanco and Fidelity, a Pittsburgh-based bank with $0.7 billion in assets and 13 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of Fidelity with and into WesBanco. The transaction, approved by the directors of both companies, currently is valued at $68.7 million. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of Fidelity. The Fidelity shareholders’ meeting is scheduled for November 27, 2012. It is currently anticipated that the transaction will be completed on or about December 31, 2012. Please see Note 2, “Mergers and Acquisitions” in the notes to the consolidated financial statements for additional discussion.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2012 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2012 was $12.9 million compared to $11.0 million for the same period of 2011, representing an increase of 17.2%, while diluted earnings per share were $0.48, as compared to $0.41 per share for the third quarter of 2011. For the nine month period ended September 30, 2012, net income was $36.9 million as compared to $33.2 million for the same period in 2011, representing an increase of 11.2%, while diluted earnings per share were $1.38, as compared to $1.25 per share for the nine months ended September 30, 2011.

Net interest income increased 0.4% to $41.7 million in the third quarter of 2012 compared to the second quarter of 2012 due to portfolio loan growth in both the second and third quarters of the current year. Average loans increased $79.6 million or 2.4% in the third quarter compared to the second quarter of 2012. Net interest income decreased $1.2 million or 2.8% in the third quarter of 2012 and $2.4 million in the first nine months of 2012 compared to the same periods in 2011 due to the low interest rate environment. However, average earning assets increased $102.5 million or 2.1% in the third quarter and 2.5% in the year-to-date period, including the growth in portfolio loans, while the cost of funds continued to decline as a result of lower rates paid on deposit accounts, growth in non-interest bearing and lower-cost demand deposits, and a reduction in higher-cost FHLB borrowings. The net interest margin was 3.51% in the third quarter of 2012 and was relatively stable in the first three quarters of 2012 compared to the fourth quarter of 2011, but declined by 16 basis points compared to the first nine months of 2011, as the low interest rate environment resulted in reduced rates earned on the securities and loan portfolios.

The provision for credit losses was $4.5 million and $16.6 million for the third quarter and first nine months of 2012, respectively, compared to $10.8 million and $25.7 million for the same periods of 2011. The decrease in the provision is supported by reductions in net charge-offs, and non-performing, classified and criticized loans. Total non-performing loans represented 1.76% of total loans at September 30, 2012 compared to 2.08% at June 30, 2012 and 2.60% at September 30, 2011. The allowance for loan losses to non-performing loans, loans past due and classified and criticized loans at September 30, 2012 is at the highest level in over two years. The allowance for loan losses to non-performing loans was 90% at September 30, 2012 compared to 66% at September 30, 2010. Total non-performing loans at September 30, 2012 decreased $25.1 million or 29.8% from September 30, 2011. Classified and criticized loans decreased $73.3 million or 27.1% from September 30, 2011. From September 30, 2011, loan sales decreased non-performing loans by $9.3 million and classified and criticized loans by $10.2 million. Loans past due 30 days or more and accruing interest represented 0.62% of total portfolio loans at September 30, 2012 compared to 0.93% at September 30, 2011. Net charge-offs for the third quarter of 2012 were $4.6 million compared to $17.4 million for the third quarter of 2011. Net charge-offs for the first nine months of 2012 were $18.0 million compared to $32.6 million for the same period of 2011. Annualized net charge-offs for the third quarter and first nine months of 2012 represent 0.54% and 0.73% of average portfolio loans, respectively, compared to 2.11% and 1.33% for the same periods of 2011.

Non-interest income increased $1.4 million or 9.3% in the third quarter of 2012 and $3.1 million or 6.9% in the nine month period ended September 30, 2012 compared to the same periods in 2011. For the third quarter of 2012, trust fees increased 11.1% as an organization-wide coordination of trust and investment development activities increased assets under management. Net gains on sales of mortgage loans increased $0.7 million in the third quarter and $0.6 million year-to-date due to increased volume and margins on loans sold. Electronic banking fees increased 6.2% in the third quarter and 13.9% in the first nine months of 2012 due to increased transaction volumes. The net gain (loss) on other real estate owned improved $0.7 million in the year-to-date period. Net security gains were $0.3 million in the third quarter and $1.7 million year-to-date. These improvements were partially offset by decreases in service charges on deposits of $0.5 million in the third quarter and $1.4 million in the first nine months of 2012, primarily from decreases in customer overdraft fees.

Non-interest expense increased by 3.6% in the first nine months of 2012 compared to the same period in 2011 due primarily to $1.5 million recorded in the third quarter of 2012 for restructuring and merger-related expenses. Expenses related to the Fidelity merger were $0.7 million and restructuring costs associated with the pending closure of six branch offices in the fourth quarter were $0.8 million. In addition, salaries and wages increased $1.0 million due to routine annual adjustments to compensation, and employee benefits expense increased $2.7 million from increased pension and employee health insurance costs. Partially offsetting these increases were reduced FDIC insurance of $0.8 million, and reductions in many other expense categories.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2012	2011	2012	2011
Net interest income	$41,694	$42,901	$125,064	$127,431
Taxable equivalent adjustments to net interest income	1,676	1,626	4,992	4,874

Net interest income, fully taxable equivalent	$43,370	$44,527	$130,056	$132,305

Net interest spread, non-taxable equivalent	3.20%	3.37%	3.22%	3.36%
Benefit of net non-interest bearing liabilities	0.17%	0.17%	0.17%	0.19%

Net interest margin	3.37%	3.54%	3.39%	3.55%
Taxable equivalent adjustment	0.14%	0.13%	0.14%	0.14%

Net interest margin, fully taxable equivalent	3.51%	3.67%	3.53%	3.69%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, comprised of deposits and short and long-term borrowings. Net interest income is affected by the general level of and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing and turnover of those assets and liabilities. Net interest income increased 0.4% to $41.7 million in the third quarter of 2012 compared to the second quarter of 2012 due to portfolio loan growth in both the second and third quarters of the current year, while the net interest margin was relatively stable for the first nine months of 2012 in the range of 3.5% to 3.6%. Net interest income decreased $1.2 million or 2.8% in the third quarter of 2012 and $2.4 million in the first nine months of 2012 compared to the same periods in 2011 due to the low interest rate environment resulting in decreasing rates earned on interest earning assets. However, average earning assets increased $102.5 million or 2.1% in the third quarter and $121.3 million or 2.5% in the year-to-date period, including growth in average portfolio loan balances in both the third quarter and year-to-date periods. In addition to the increase in portfolio loans, the increase in average earning assets was also due to increased investments in securities funded by deposit increases. Total average deposits increased by $160.4 million or 3.8% in the third quarter and 4.4% in the year-to-date periods of 2012, primarily through increases in demand deposit accounts as a result of marketing campaigns, customer incentives, wealth management and business initiatives, although savings accounts also increased by $69.3 million in the third quarter of 2012. In addition, cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of higher-cost FHLB borrowings. The net interest margin declined by 16 basis points in both the third quarter and year-to-date periods of 2012 to 3.51% and 3.53%, respectively, compared to the same periods of 2011. The low interest rate environment continues to result in reduced rates earned on the securities and loan portfolios, but with a smaller decrease in lower average rates paid on interest bearing liabilities. The average rate on earning assets decreased by 41 basis points while the rate on interest bearing liabilities declined by 25 basis points in the third quarter of 2012.

Interest income decreased $4.0 million or 7.1% in the third quarter and $10.9 million or 6.4% in the first nine months of 2012 compared to the same periods in 2011 due to the lower yields, partially offset by the increase in average earning assets. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to competition and the lower interest rate environment. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 40 basis points in the third quarter of 2012, although the average loan balance increased by 1.6%, compared to the third quarter of 2011. Securities yields decreased due to the reinvestment of funds from investment maturities, calls and sales, and investment of additions to the portfolio, at current lower available interest rates. Taxable securities yields decreased 57 basis points in the third quarter of 2012, while tax-exempt securities yields declined only 38 basis points due to the longer average life of the tax-exempt portfolio and limited maturities, calls, repricings or additions to this portfolio. In addition, spread opportunities were available in lower premium collateralized mortgage securities, offsetting significant calls of other government agencies and prepayments in mortgage-backed securities, which when combined with limited availability of tax exempts, resulting in a larger increase in average taxable securities than in tax exempts.

Portfolio loans increased $77.1 million or 2.4% in the third quarter compared to the second quarter of 2012 and $113.6 million or 3.5% compared to the prior year-end primarily as a result of growth in commercial, commercial real estate and residential real estate lending. The Bank continued to retain more residential mortgage loans in the portfolio, rather than selling them to the secondary market. In the third quarter of 2012, all loan classifications increased compared to the second quarter of 2012. Loan production increased 29.6% in the first nine months of 2012 compared to the same 2011 period.

In the third quarter of 2012, interest expense decreased $2.8 million or 20.9% and, in the first nine months of 2012, decreased $8.5 million or 20.4% compared to the same 2011 periods due to decreases in rates paid and a change in the liability mix towards less expensive sources of funding, while total average interest bearing balances were little changed. The average rate paid on interest bearing liabilities decreased to 1.03% in the third quarter and 1.08% in the year-to-date period of 2012 from 1.28% and 1.36% in the respective periods of 2011. Rates paid on deposits declined by 24 basis points in the third quarter of 2012 due to declines in rates paid in all deposit categories, caused by management reducing offered interest rates in all categories. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 34.0% of total average deposits from 37.9% in the third quarter of 2011. Average interest bearing deposits in the third quarter of 2012 increased by $53.6 million and non-interest bearing demand deposits increased by $106.8 million from the same 2011 period. Deposit increases were used to pay down higher-cost maturing FHLB borrowings, significantly contributing to the reduced cost of funds. Average FHLB borrowings decreased $79.5 million or 40.0% in the third quarter of 2012 compared to the same quarter of 2011, and were 2.9% of average interest bearing liabilities in the third quarter of 2012 compared to 4.8% in the same period of 2011. Average deposits increased significantly in demand and savings product categories, even as offered rates on interest bearing accounts were reduced. Total average demand deposits, including interest bearing and non-interest bearing, increased $241.1 million or 19.0% in the third quarter of 2012. Average certificates of deposit decreased by $112.6 million in the third quarter of 2012 due to the reductions in rate offerings, a focus on growing customers with multiple banking relationships as opposed to single service certificates of deposit customers, and customer demand for other shorter-term deposit products as well as non-bank investment products such as annuities.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks - interest bearing	$23,504	0.17%	$51,860	0.18%	$28,407	0.23%	$47,280	0.19%
Loans, net of unearned income (1)	3,327,666	4.95%	3,276,095	5.35%	3,275,987	5.07%	3,263,317	5.45%
Securities: (2)
Taxable	1,226,207	2.52%	1,170,868	3.09%	1,268,739	2.60%	1,156,706	3.13%
Tax-exempt (3)	326,722	5.86%	297,595	6.24%	318,210	5.98%	297,412	6.24%

Total securities	1,552,929	3.22%	1,468,463	3.73%	1,586,949	3.28%	1,454,118	3.77%
Other earning assets	18,904	0.42%	24,087	0.36%	20,448	0.44%	25,748	0.45%

Total earning assets (3)	4,923,003	4.37%	4,820,505	4.78%	4,911,791	4.44%	4,790,463	4.86%

Other assets	633,380		632,749		642,838		624,988

Total Assets	$5,556,383		$5,453,254		$5,554,629		$5,415,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$753,966	0.21%	$619,721	0.30%	$736,144	0.21%	$610,860	0.37%
Money market accounts	768,527	0.25%	805,919	0.55%	775,192	0.31%	790,353	0.62%
Savings deposits	649,231	0.12%	579,901	0.23%	633,829	0.15%	563,789	0.28%
Certificates of deposit	1,511,330	1.70%	1,623,908	1.89%	1,543,703	1.73%	1,645,866	1.93%

Total interest bearing deposits	3,683,054	0.81%	3,629,449	1.05%	3,688,868	0.86%	3,610,868	1.12%
Federal Home Loan Bank borrowings	119,464	3.40%	198,986	3.42%	142,734	3.45%	223,277	3.44%
Other borrowings	195,109	2.38%	200,025	2.42%	195,810	2.39%	191,552	2.51%
Junior subordinated debt	106,087	3.26%	106,054	3.03%	106,079	3.27%	106,046	3.05%

Total interest bearing liabilities	4,103,714	1.03%	4,134,514	1.28%	4,133,491	1.08%	4,131,743	1.36%
Non-interest bearing demand deposits	756,782		649,956		734,248		626,088
Other liabilities	40,221		37,610		39,241		37,141
Shareholders’ Equity	655,666		631,174		647,649		620,479

Total Liabilities and Shareholders’ Equity	$5,556,383		$5,453,254		$5,554,629		$5,415,451

Taxable equivalent net interest spread		3.34%		3.50%		3.36%		3.50%
Taxable equivalent net interest margin		3.51%		3.67%		3.53%		3.69%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $1.0 million for the three months ended both September 30, 2012 and 2011, and $3.1 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2012 Compared to September 30, 2011			Nine Months Ended September 30, 2012 Compared to September 30, 2011
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(12)	$(1)	$(13)	$(31)	$11	$(20)
Loans, net of unearned income	664	(3,432)	(2,768)	522	(9,228)	(8,706)
Taxable securities	411	(1,721)	(1,310)	2,470	(4,857)	(2,387)
Tax-exempt securities (1)	438	(294)	144	948	(610)	338
Other earning assets	(5)	3	(2)	(18)	(1)	(19)

Total interest income change (1)	1,496	(5,445)	(3,949)	3,891	(14,685)	(10,794)

Increase (decrease) in interest expense:
Interest bearing demand deposits	87	(152)	(65)	296	(837)	(541)
Money market accounts	(50)	(584)	(634)	(69)	(1,838)	(1,907)
Savings deposits	36	(166)	(130)	131	(603)	(472)
Certificates of deposit	(521)	(757)	(1,278)	(1,408)	(2,249)	(3,657)
Federal Home Loan Bank borrowings	(684)	(10)	(694)	(2,074)	15	(2,059)
Other borrowings	(32)	(19)	(51)	80	(167)	(87)
Junior subordinated debt	—	60	60	1	176	177

Total interest expense change	(1,164)	(1,628)	(2,792)	(3,043)	(5,503)	(8,546)

Net interest income increase (decrease) (1)	$2,660	$(3,817)	$(1,157)	$6,934	$(9,182)	$(2,248)

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses decreased $6.3 million for the third quarter and $9.1 million for the first nine months of 2012 compared to the same periods of 2011, and $1.4 million compared to the second quarter of 2012. The decrease in the provision is supported by reductions in net charge-offs, as well as decreases in non-performing, classified and criticized loans. Total non-performing loans represented 1.76% of total loans at September 30, 2012 compared to 2.08% at June 30, 2012 and 2.6% at September 30, 2011. The allowance for loan losses to non-performing loans, loans past due and classified and criticized loans at September 30, 2012 is at the highest level in over two years. The allowance for loan losses to non-performing loans was 90% at September 30, 2012 compared to 66% at September 30, 2010. Net charge-offs in the 2012 third quarter of $4.6 million decreased $12.8 million from the third quarter of 2011 and $2.2 million from the second quarter of 2012. Year-to-date net charge-offs decreased $14.6 million to $18.0 million compared to $32.6 million in the same period in 2011. Included in net charge-offs were $2.3 million and $10.3 million, respectively, related to the sale of $10.2 million and $17.2 million of loans in the first nine months of 2012 and 2011, most of which were non-performing. Classified and criticized loans decreased $60.8 million or 23.5%, non-performing loans decreased $27.8 million or 31.9%, and loans past due 30 days or more and accruing interest, excluding non-performing loans decreased $4.1 million or 16.5% from December 31, 2011 to September 30, 2012. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Trust fees	$4,379	$3,941	$438	11.1%	$13,390	$12,975	$415	3.2%
Service charges on deposits	4,362	4,881	(519)	(10.6%)	12,574	13,992	(1,418)	(10.1%)
Electronic banking fees	2,846	2,679	167	6.2%	8,529	7,486	1,043	13.9%
Net securities brokerage revenue	1,131	1,182	(51)	(4.3%)	3,319	3,365	(46)	(1.4%)
Bank-owned life insurance	891	908	(17)	(1.9%)	2,646	2,703	(57)	(2.1%)
Net gains on sales of mortgage loans	993	327	666	203.7%	1,860	1,298	562	43.3%
Net securities gains	316	67	249	371.6%	1,711	97	1,614	1663.9%
Net losses on other real estate owned and other assets	(48)	(162)	114	70.4%	(298)	(978)	680	69.5%

Other income:
Net insurance services revenue	612	521	91	17.5%	1,893	1,752	141	8.0%
Other	480	255	225	88.2%	1,554	1,430	124	8.7%

Total non-interest income	$15,962	$14,599	$1,363	9.3%	$47,178	$44,120	$3,058	6.9%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $1.4 million or 9.3% in the third quarter and $3.1 million or 6.9% in the first nine months of 2012 compared to the same periods in 2011. For the third quarter of 2012, trust fees increased 11.1% as an organization-wide coordination of trust and investment development activities increased assets under management. Net gains on sales of mortgage loans increased $0.7 million in the third quarter and $0.6 million year-to-date due to increased volume and margins on loans sold. Electronic banking fees increased 6.2% in the third quarter and 13.9% in the first nine months of 2012 due to increased transaction volumes. The net gain (loss) on other real estate owned improved $0.7 million in the year-to-date period. Net security gains were $0.3 million in the third quarter and $1.7 million year-to-date. These improvements were partially offset by decreases in service charges on deposits of $0.5 million in the third quarter and $1.4 million in the first nine months of 2012, primarily from decreases in customer overdraft fees.

Trust fees improved 11.1% in the third quarter and 3.2% year-to-date, as compared to the respective periods in 2011, due to new business and higher average trust assets from overall market improvements and the implementation of the organization-wide trust and investment development program. Trust assets at September 30, 2012 increased to $3.2 billion from $2.8 billion at September 30, 2011. At September 30, 2012, trust assets include managed assets of $2.5 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $800.5 million as of September 30, 2012 and $708.2 million at September 30, 2011 and are included in trust managed assets.

Service charges on deposits, which are primarily customer overdraft fees, were 10.1% lower year-to-date compared to the same period in 2011 due to changes in customer behavior. Higher average customer deposit balances, usage of mobile and internet banking technologies by our customers, and changes in marketing strategies may have also had an impact.

Electronic banking fees, which include debit card interchange fees, improved by $0.2 million and $1.0 million in the third quarter and year-to-date compared to the same periods in the prior year, due to a higher volume of debit card transactions which have continued to grow as customers move more towards electronic transactions. Regulatory changes, which became effective October 1, 2011 for card issuers with more than $10 billion in assets, place a cap on debit card interchange fees. Although not directly subject to the new regulations, WesBanco anticipates some market-related long-term impact on its electronic banking fees in the future from these changes.

Gains on the sale of mortgage loans increased $0.7 million and $0.6 million in the third quarter and year-to-date compared to the same periods in 2011 primarily from increased volume and margins on sold loans. Overall mortgage production during the nine months ended September 30, 2012 increased 61% over the comparable 2011 period.

Net losses on other real estate owned and other assets decreased $0.7 million for the nine months ended September 30, 2012 compared to the same period in 2011 due to improved pricing for liquidated property. Other real estate owned balances have remained flat compared to the second quarter of 2012, but have been reduced by almost 16% since September 30, 2011.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Salaries and wages	$14,758	$14,427	$331	2.3%	$43,028	$42,040	$988	2.4%
Employee benefits	5,000	3,462	1,538	44.4%	15,538	12,866	2,672	20.8%
Net occupancy	2,654	3,068	(414)	(13.5%)	8,133	8,450	(317)	(3.8%)
Equipment	2,300	2,107	193	9.2%	6,617	6,552	65	1.0%
Marketing	795	1,214	(419)	(34.5%)	3,282	3,861	(579)	(15.0%)
FDIC insurance	951	1,091	(140)	(12.8%)	2,962	3,760	(798)	(21.2%)
Amortization of intangible assets	519	599	(80)	(13.4%)	1,580	1,822	(242)	(13.3%)
Restructuring & merger-related expenses	1,518	—	1,518	100.0%	1,518	—	1,518	100.0%

Other operating expenses:
Miscellaneous, franchise, and other taxes	1,430	1,560	(130)	(8.3%)	4,278	4,324	(46)	(1.1%)
Postage	784	813	(29)	(3.6%)	2,269	2,500	(231)	(9.2%)
Consulting, regulatory, accounting and advisory fees	873	782	91	11.6%	2,919	2,701	218	8.1%
Other real estate owned and foreclosure expenses	308	767	(459)	(59.8%)	1,519	2,268	(749)	(33.0%)
Legal fees	588	567	21	3.7%	1,904	1,941	(37)	(1.9%)
Communications	614	641	(27)	(4.2%)	1,895	1,978	(83)	(4.2%)
ATM and interchange expenses	977	736	241	32.7%	2,735	2,156	579	26.9%
Supplies	568	593	(25)	(4.2%)	1,838	1,807	31	1.7%
Other	2,153	1,180	973	82.5%	6,523	5,775	748	13.0%

Total other operating expenses	8,295	7,639	656	8.6%	25,880	25,450	430	1.7%

Total non-interest expense	$36,790	$33,607	$3,183	9.5%	$108,538	$104,801	$3,737	3.6%

Non-interest expense increased $3.2 million or 9.5% in the third quarter and $3.7 million or 3.6% in the first nine months of 2012, compared to the same periods in 2011 primarily due to employee related expenses and restructuring and merger expenses related to the Fidelity acquisition and the pending closure of six branch offices in the fourth quarter, while FDIC insurance, marketing, net occupancy and other real estate owned and foreclosure expense decreased during the same period. Expense reductions were also achieved in many other expense categories.

Salaries and wages increased 2.3% and 2.4% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to routine annual adjustments to compensation, anticipated incentive compensation expense and higher stock compensation expense, offset somewhat by higher deferred loan origination costs. Employee benefits increased 44.4% and 20.8% for the quarter and year-to-date, respectively, compared to the same periods in 2011 primarily due to higher healthcare expenses, a market adjustment related to the deferred compensation plan and higher pension expense from lower discount rate assumptions.

Net occupancy for the three and nine months ended September 30, 2012 decreased over the same periods in 2011 due to normal seasonal factors.

FDIC insurance in the third quarter of 2012 decreased slightly compared to the same period in 2011 and decreased $0.8 million year-to-date due to the new calculation of FDIC insurance expense, effective April 1, 2011.

Other real estate owned and foreclosure expenses decreased in the third quarter and year-to-date due to ongoing liquidation efforts including the sale of a hospitality property in the fourth quarter of 2011 which operated at a loss in the first nine months of 2011.

ATM and interchange expenses, which include debit card processing fees, increased $0.2 million and $0.6 million or 33% and 27% for the three and nine months ended September 30, 2012 compared to 2011, due to a higher volume of debit card transactions during the period, which have continued to grow as customers continue to move more towards electronic transactions.

Restructuring and merger-related expenses include $0.7 million related to the Fidelity acquisition and $0.8 million related to a branch optimization initiative which will result in the pending closure of six branches in the fourth quarter. The branch restructuring charges are primarily related to asset write-downs and severance.

Other operating expenses in the third quarter of 2012 increased $1.0 million compared to the same period in 2011 primarily due to a recovery in the third quarter of 2011 of funds previously written off in a retail customer fraud case. Year-to-date other operating expenses have increased due to accelerated amortization and impairment on low income housing projects and higher electronic bill pay expense.

INCOME TAXES

The provision for federal and state income taxes increased to $10.2 million in the first nine months of 2012 compared to $7.9 million for the same period in 2011 due to a $6.0 million increase in pre-tax income, and a higher effective tax rate of 21.7% compared to 19.2% for the same period in 2011. The increase in the effective tax rate was primarily due to improved taxable income caused by higher earnings and less non-taxable income.

FINANCIAL CONDITION

Total assets increased 0.7% in the first nine months of 2012, while stockholders’ equity increased 4.0% as compared to December 31, 2011. Loan production continued to increase during the quarter, which exceeded loan payoffs and pay-downs on residential mortgages and commercial lines of credit, resulting in a net loan portfolio increase of 3.6% during the first nine months of 2012, while investment securities and cash and due from banks decreased 4.6%. Deposits increased 2.1% from December 31, 2011 primarily due to a 10.1% increase in demand deposits, which, combined with a 9.0% increase in savings deposits, more than offset the 1.4% decrease in money market deposits and the 5.6% decrease in CDs. The reduction in certificates of deposit was due to reductions caused by lower offered rates for new and rollover certificates of deposit, and customers’ desire to shorten interest rate maturities. FHLB borrowings decreased 45.5% from December 31, 2011 as higher cost maturing FHLB borrowings were paid down using available funding. The decrease in investment securities and the growth in deposits were used to support the increase in the loan portfolio and the pay-down of FHLB borrowings. Total shareholders’ equity increased by approximately $25.5 million compared to December 31, 2011, primarily due to net income exceeding dividends for the period.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2012	2011	$ Change	% Change
Available-for-sale (at fair value)
Other government agencies	$86,122	$198,720	$(112,598)	(56.7%)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	706,626	588,092	118,534	20.2%
Obligations of states and political subdivisions	163,414	180,433	(17,019)	(9.4%)
Corporate debt securities	31,698	44,066	(12,368)	(28.1%)

Total debt securities	987,860	1,011,311	(23,451)	(2.3%)
Equity securities	5,894	5,029	865	17.2%

Total available-for-sale securities	$993,754	$1,016,340	$(22,586)	(2.2%)

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	174,966	247,938	(72,972)	(29.4%)
Other residential collateralized mortgage obligations	400	783	(383)	(48.9%)
Obligations of states and political subdivisions	383,790	342,752	41,038	12.0%
Corporate debt securities	—	1,452	(1,452)	(100.0%)

Total held-to-maturity securities	559,156	592,925	(33,769)	(5.7%)

Total securities	$1,552,910	$1,609,265	$(56,355)	(3.5%)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.46%	2.86%
As a % of total securities	64.0%	63.2%
Weighted average life (in years)	3.1	2.8

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.69%	4.62%
As a % of total securities	36.0%	36.8%
Weighted average life (in years)	5.0	5.3

Total securities:
Weighted average yield at the respective period end (2)	3.26%	3.51%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	3.8	3.7

(1)	At September 30, 2012 and December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $56.4 million or 3.5% from December 31, 2011 to September 30, 2012, and by $42.9 million or 2.7% from June 30, 2012. The overall portfolio decrease was due to calls of other government agencies in the available-for-sale portfolio and paydowns on mortgage-backed securities in the held-to-maturity portfolio. For the nine months ended September 30, 2012, security sales totaled $48.1 million, and maturities, pay-downs, and calls totaled $419.5 million. These were offset by security purchases that totaled $413.2 million.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	September 30, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value):
AAA rating	$54,627	9.4%	$52,791	9.7%
AA rating	422,710	73.0%	388,659	71.4%
A rating	72,439	12.5%	64,125	11.7%
Below an A rating (1)	14,923	2.6%	24,351	4.5%
No rating	14,529	2.5%	14,580	2.7%

Total municipal bond portfolio	$579,228	100.0%	$544,506	100.0%

(1)	All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	September 30, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General obligation	$412,847	71.3%	$393,755	72.3%
Revenue	166,381	28.7%	150,751	27.7%

Total municipal bond portfolio	$579,228	100.0%	$544,506	100.0%

Municipal bond issuer:
State issued	$43,235	7.5%	$45,993	8.4%
Local issued	535,993	92.5%	498,513	91.6%

Total municipal bond portfolio	$579,228	100.0%	$544,506	100.0%

The amortized cost of the municipal bond portfolio at September 30, 2012 and December 31, 2011 was $537.4 million and $514.5 million, respectively. The municipal bond portfolio is broadly spread across the U.S. with 61% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Texas, Illinois, and Michigan, respectively.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. Additionally, a review of the credit and capacity to repay of certain non-rated securities is performed by an independent third party. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 8, “Fair Value Measurements,” in the Consolidated Financial Statements.

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

TABLE 8. COMPOSITION OF LOANS (1)

	September 30, 2012		December 31, 2011
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$170,200	5.1%	$175,867	5.4%
Improved property	1,547,041	45.9%	1,509,698	46.5%

Total commercial real estate	1,717,241	51.0%	1,685,565	51.9%
Commercial and industrial	447,767	13.3%	426,315	13.1%
Residential real estate:
Land and construction	10,788	0.3%	9,654	0.3%
Other	673,228	20.0%	611,729	18.9%
Home equity	255,787	7.6%	251,785	7.8%
Consumer	248,155	7.4%	254,320	7.8%

Total portfolio loans	3,352,966	99.6%	3,239,368	99.8%
Loans held for sale	14,225	0.4%	6,084	0.2%

Total loans	$3,367,191	100.0%	$3,245,452	100.0%

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased 3.8% from December 31, 2011 to September 30, 2012 as loan production increased 29.6% in the first nine months of 2012 compared to the same period of 2011. CRE land and construction loans decreased $5.7 million or 3.2% as completed projects outpaced new construction loans funded during the period. CRE improved property loans increased $37.3 million or 2.5% as a result of the reclassification of construction loans and new originations, net of unscheduled principal reductions or payoffs. C&I loans increased $21.5 million or 5.0% due to an increase in the usage of lines of credit and new originations. Residential real estate loans, excluding land and construction, increased $61.5 million or 10.1% primarily due to increased loan production. Overall mortgage production during the nine months ended September 30, 2012 increased 61% over the comparable 2011 period. Additionally, approximately 66% of all mortgage originations were retained in the portfolio in the first nine months of 2012, compared to 64% in the comparable 2011 period. Home equity lines of credit increased slightly by 1.6% from December 31, 2011, while consumer loans decreased $6.2 million or 2.4% due to reduced loan demand as consumers continued to deleverage, as well as tighter underwriting standards for certain types of consumer loans. Loans held for sale increased $8.1 million due to timing differences on scheduled closings, increased production and management’s strategy to sell more loans into the secondary market late in the third quarter of 2012. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices, as well as the current highly competitive lending market for high quality borrowers.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

	September 30,	December 31,
(unaudited, dollars in thousands)	2012	2011
Non-accrual loans:
Commercial real estate - land and construction	$2,004	$10,135
Commercial real estate - improved property	18,307	25,122
Commercial and industrial	4,397	8,238
Residential real estate	8,313	12,377
Home equity	1,107	1,331
Consumer	162	289

Total non-accrual loans	34,290	57,492

TDRs accruing interest:
Commercial real estate - land and construction	6,086	7,410
Commercial real estate - improved property	14,021	17,318
Commercial and industrial	826	839
Residential real estate	3,925	3,844
Home equity	—	—
Consumer	—	—

Total TDRs accruing interest (1)	24,858	29,411

Total non-performing loans	$59,148	$86,903

Other real estate owned and repossessed assets	3,951	3,029

Total non-performing assets	$63,099	$89,932

Non-performing loans/total loans	1.76%	2.68%
Non-performing assets/total assets	1.13%	1.62%
Non-performing assets/total loans, other real estate and repossessed assets	1.88%	2.77%

(1)	TDRs on non-accrual of $9.4 million and $17.3 million at September 30, 2012 and December 31, 2011, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $27.8 million or 31.9% from December 31, 2011 to September 30, 2012 and $9.0 million from June 30, 2012 primarily due to principal reductions and charge-offs exceeding the migration of loans into those categories and the sale of $5.1 million of non-performing loans during the second quarter and $4.2 million in the third quarter of 2012. At September 30, 2012, non-performing loans were at their lowest level since 2008. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets increased $0.9 million from December 31, 2011 to September 30, 2012, primarily due to the addition of one commercial property during the period.

The following table presents non-performing asset activity.

TABLE 10. NON-PERFORMING ASSET ACTIVITY

	For the Nine Months Ended September 30, 2012
	Non-Accrual Loans			Accruing	Other Real Estate and Repossessed	Total Non- Performing
(unaudited, in thousands)	TDRs	Other	Total	TDRs	Assets	Assets
Beginning balance	$17,287	$40,205	$57,492	$29,411	$3,029	$89,932
Activity during the period:
Additions to non-accrual or TDR	95	8,441	8,536	1,716	—	10,252
Foreclosed real estate	—	—	—	—	3,452	3,452
Repossessed other collateral	—	—	—	—	2,057	2,057
Charge-offs or charge-downs	(5,229)	(9,491)	(14,720)	—	(479)	(15,199)
Loans returned to accrual	(197)	(992)	(1,189)	—	—	(1,189)
Other real estate sold	—	—	—	—	(2,002)	(2,002)
Repossessed assets sold	—	—	—	—	(2,108)	(2,108)
Transfer between categories	1,621	—	1,621	(1,621)	—	—
Payments from loan sales	(2,372)	(2,607)	(4,979)	(2,268)	—	(7,247)
Principal payments / other changes, net	(1,756)	(10,715)	(12,471)	(2,380)	2	(14,849)

Ending balance	$9,449	$24,841	$34,290	$24,858	$3,951	$63,099

TABLE 11. PAST DUE AND ACCRUING LOANS EXCLUDING TDRs

(unaudited, dollars in thousands)	September 30, 2012	December 31, 2011
Loans past due 90 days or more:
Commercial real estate - land and construction	$416	$—
Commercial real estate - improved property	48	18
Commercial and industrial	141	939
Residential real estate	2,050	2,881
Home equity	621	498
Consumer	284	799

Total portfolio loans	3,560	5,135
Loans held for sale	—	—

Total loans past due 90 days or more	$3,560	$5,135

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$140	$180
Commercial real estate - improved property	4,746	4,599
Commercial and industrial	774	1,442
Residential real estate	5,041	5,902
Home equity	1,711	2,266
Consumer	4,920	5,499

Total portfolio loans	17,332	19,888
Loans held for sale	—	—

Total loans past due 30 to 89 days	$17,332	$19,888

Loans past due 90 days or more and accruing to total loans	0.11%	0.16%
Loans past due 30-89 days to total loans	0.52%	0.61%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $1.6 million or 30.7% from December 31, 2011. These loans continue to accrue interest because they are both well secured and in the process of collection. Loans past due 30-89 days decreased $2.6 million or 12.9% between December 31, 2011 and September 30, 2012 as a result of a continued focus on controlling early stage delinquency and moderate improvement in economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses decreased $1.4 million from December 31, 2011 to September 30, 2012. The allowance represented 1.59% of total loans, down from 1.69% at December 31, 2011 and 1.64% at June 30, 2012. The allowance for loans individually evaluated decreased by $1.5 million to $1.9 million from December 31, 2011 to September 30, 2012 while the allowance for loans collectively evaluated remained relatively unchanged at $51.6 million as lower delinquency and net charge-offs, and reduced levels of non-performing, classified and criticized loans, were offset by loan growth. Coverage ratios such as the allowance for loan losses to non-performing loans, and the allowance for loan losses to the total of non-performing loans and loans past due, were at their highest levels in the last eight quarters. The improvement in credit quality resulted in the strengthening of coverage ratios and supported a lower overall allowance and a lower provision for credit losses for the three and nine months ended September 30, 2012 compared to 2011.

The allowance for loan commitments from December 31, 2011 to September 30, 2012 was relatively unchanged.

The allowance for credit losses by loan category, presented in Note 5 to the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the reclassification of CRE loans from land and construction to improved property upon the completion of construction.

Net charge-offs for the third quarter of 2012 were $4.6 million compared to $6.8 million for the previous quarter and $17.4 million for the third quarter of 2011. Net charge-offs for the first nine months of 2012 were $18.0 million compared to $32.6 million for the same period of 2011. The decline in net charge-offs in the first nine months of 2012 and improvements in credit quality enabled a decrease in the provision for credit losses of $6.3 million and $9.1 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011. Net annualized loan charge-offs to average loans for the third quarter and first nine months of 2012 were 0.54% and 0.73% compared to 2.11% and 1.33% for the same periods of 2011.

The internal risk rating is the primary factor for establishing the allowance for all commercial loans and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and are also typically considered classified under the Bank’s risk grading system. Classified and criticized loans decreased $73.3 million or 27.1% from September 30, 2011, and $60.8 million or 23.5% from December 31, 2011 from principal reductions, charge-offs, migration of certain loans back to a pass grade as a result of improved risk profiles, and orderly exits of certain loans including the sale of classified and criticized loans in the second and third quarters of 2012 with a carrying balance of $10.2 million.

Table 12 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allowance for CRE land and construction loans decreased primarily as a result of the sale of one non-performing loan which eliminated a $1 million specific reserve. The allowance for CRE improved property loans was relatively unchanged despite an increase in loans in this category due to overall improvement in credit quality and reduced delinquency. The allowance for C&I loans declined due to improvement in credit quality, and lower net charge-offs. The allowance for residential real estate loans increased primarily due to growth in this category of loans and the allowance for home equity loans increased due to continued declines in property values in certain markets. The allowance for consumer loans increased due to a slight increase in early stage delinquencies in the third quarter of 2012, while the allowance for deposit overdrafts was relatively unchanged.

TABLE 12. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$3,745	7.0%	$4,842	8.8%
Commercial real estate - improved property	24,327	45.1%	24,748	44.8%
Commercial and industrial	10,459	19.4%	11,414	20.7%
Residential real estate	6,259	11.6%	5,638	10.2%
Home equity	2,273	4.2%	1,962	3.5%
Consumer	5,812	10.8%	5,410	9.8%
Deposit account overdrafts	601	1.1%	796	1.4%

Total allowance for loan losses	$53,476	99.2%	$54,810	99.2%

Allowance for loan commitments:
Commercial real estate - land and construction	$63	0.1%	$74	0.1%
Commercial real estate - improved property	26	0.0%	21	0.0%
Commercial and industrial	258	0.6%	323	0.6%
Residential real estate	4	0.0%	4	0.0%
Home equity	45	0.1%	33	0.1%
Consumer	20	0.0%	13	0.0%

Total allowance for loan commitments	416	0.8%	468	0.8%

Total allowance for credit losses	$53,892	100.0%	$55,278	100.0%

Although the allowance for credit losses is allocated as described in Table 12, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2012.

DEPOSITS

TABLE 13. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2012	December 31, 2011	$ Change	% Change
Non-interest bearing demand	$760,308	$705,415	$54,893	7.8%
Interest bearing demand	784,748	698,114	86,634	12.4%
Money market	778,121	789,036	(10,915)	(1.4%)
Savings deposits	649,959	596,549	53,410	9.0%
Certificates of deposit	1,515,076	1,604,752	(89,676)	(5.6%)

Total deposits	$4,488,212	$4,393,866	$94,346	2.1%

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 112 branches in West Virginia, Ohio and Western Pennsylvania. Total deposits increased by $94.3 million or 2.1% during the nine months ended September 30, 2012.

Demand deposits and savings deposits increased by 10.1% and 9.0%, respectively, in the first nine months of 2012 due to marketing, incentive compensation and focused retail and business banking strategies to obtain more account relationships and customers’ preference for short-term maturities.

The decline in certificates of deposit of 5.6% and money market deposits of 1.4% is due to the effects of an overall corporate strategy designed to re-mix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline in certificates of deposit is also impacted by customer preferences in the current low interest rate environment and other alternatives in the marketplace. WesBanco does not typically solicit brokered or other deposits out-of-market or over the internet, but does participate in the CDARS® program, which had $245.3 million in total outstanding balances at September 30, 2012 of which $170.8 million represented one-way buys, compared to $276.6 million in total outstanding balances at December 31, 2011. Certificates of deposit greater than $250,000 were approximately $191.7 million at September 30, 2012 compared to $162.5 million at December 31, 2011. Certificates of deposit of $100,000 or more were approximately $787.1 million at September 30, 2012 compared to $797.0 million at December 31, 2011. Certificates of deposit totaling approximately $716.9 million at September 30, 2012 at an average cost of 1.10% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, certificates of deposit rate offerings are generally lower for all maturities and types compared to rates paid on existing certificates of deposit and the Bank has also recently lowered its money market and savings account rates to further improve its cost of deposits.

BORROWINGS

TABLE 14. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2012	December 31, 2011	$ Change	% Change
Federal Home Loan Bank borrowings	$91,617	$168,186	$(76,569)	(45.5%)
Other short-term borrowings	186,886	196,887	(10,001)	(5.1%)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,091	106,066	25	0.0%

Total borrowings	$384,594	$471,139	$(86,545)	(18.4%)

Borrowings are currently a less significant source of funding for WesBanco compared to total deposits. During the first nine months of 2012, WesBanco reduced other short-term borrowings and paid down Federal Home Loan Bank borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows. Additional maturities of Federal Home Loan Bank borrowings of $0.7 million with a weighted average rate of 6.23% are scheduled for the remainder of the year, and $50.2 million with a weighted average rate of 3.27% are scheduled to mature in early 2013, which will result in a further lowering of the cost of wholesale borrowings as these borrowings are paid off with available funds or renewed at lower market rates.

Other short-term borrowings, which consist primarily of federal funds purchased and securities sold under agreements to repurchase were $186.9 million at September 30, 2012 compared to $196.9 million at December 31, 2011. The decrease in these borrowings has occurred primarily as a result of a $6.9 million decrease in securities sold under agreements to repurchase, coupled with a $3.1 million decrease in the treasury tax and loan borrowing category. Repurchase agreements of $50.0 million are scheduled to mature in the fourth quarter of 2012. A revolving line of credit, which is a senior obligation of the parent company, matured on July 31, 2012 and was subsequently renewed with the same correspondent bank on August 6, 2012. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million. There were no outstanding balances as of September 30, 2012 or December 31, 2011.

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

CAPITAL RESOURCES

Shareholders’ equity was $659.3 million at September 30, 2012 compared to $633.8 million at December 31, 2011. Total equity increased due to net income during the current nine month period of $36.9 million, which was partially offset by the declaration of common shareholder dividends totaling $13.9 million for the nine months ended September 30, 2012.

WesBanco is subject to regulatory-promulgated leverage and risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. The Bank and WesBanco maintain Tier 1, total capital and leverage ratios well above minimum regulatory levels. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2012, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $27.7 million from the Bank. WesBanco seeks to continue improving its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

(unaudited, dollars in thousands)	Value (1)		Capitalized (2)	Amount	Ratio	Amount (1)	Amount	Ratio	Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$482,233	9.11%	$211,774	$457,568	8.71%	$210,108
Tier 1 capital to risk-weighted assets	4.00%		6.00%	482,233	13.20%	146,162	457,568	12.68%	144,335
Total capital to risk-weighted assets	8.00%		10.00%	528,011	14.45%	292,324	502,800	13.93%	288,669

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$431,344	8.18%	$210,984	$417,241	7.97%	$209,339
Tier 1 capital to risk-weighted assets	4.00%		6.00%	431,344	11.88%	145,242	417,241	11.62%	143,672
Total capital to risk-weighted assets	8.00%		10.00%	476,838	13.13%	290,485	462,268	12.87%	287,344

(1)	Minimum to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

In June 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (“NPRs”) that, if adopted, would result in higher risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision capital rules, commonly referred to as Basel III. The rules would be effective as of January 1, 2013 with most of the rules being phased in through January 1, 2019. Management continues to evaluate the potential impact of the NPRs on both WesBanco’s and the Bank’s capital levels, recognizing that the final rules may differ significantly from those in the NPRs. If the rules are adopted as proposed, WesBanco anticipates that it will continue to be well-capitalized based on its current strong capital position as the rules are phased-in for community banks over the next few years.

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

The following table lists the sources of liquidity expected within the next year:

September 30, 2012
(unaudited, dollars in thousands)	Less than one year
Cash and cash equivalents	$116,411
Securities with a maturity date within the next year	13,057
Projected prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	142,427
Callable securities	94,017
Loans held for sale	14,225
Accruing loans scheduled to mature	517,500
Normal loan repayments	711,118

Total sources of liquidity expected within the next year	$1,608,755

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.5 billion at September 30, 2012. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $716.9 million at September 30, 2012 which includes jumbo regular certificates of deposit totaling $216.3 million with a weighted-average cost of 1.36% and jumbo CDARS© deposits of $117.5 million with a cost of 0.90%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at September 30, 2012 approximated $1.2 billion, compared to $1.0 billion at December 31, 2011. At September 30, 2012, the Bank had unpledged available-for-sale securities with an amortized cost of $400.3 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2012, WesBanco had a BIC line of credit totaling $147.5 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $165.0 million, none of which was outstanding at September 30, 2012, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $186.9 million at September 30, 2012 consisted of callable repurchase agreements and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2012. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance. During 2011, new regulatory guidelines permitted, for the first time, the payment of interest on certain corporate checking accounts. These regulations did not significantly impact sweep account and related deposit account balances.

The principal sources of parent company liquidity are dividends from the Bank, $37.1 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2012. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2012, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $27.7 million from the Bank.

At September 30, 2012, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $963.7 million, compared to $847.4 million at December 31, 2011. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies issued guidance in 2010 to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of September 30, 2012 and that WesBanco’s current liquidity risk management policies and procedures adequately address the recently issued guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2012 and December 31, 2011 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated; however, a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25% of net interest income.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in		ALCO Guidelines
	Net Interest Income from Base over One Year
	September 30, 2012	December 31, 2011
+300	0.4%	0.5%	- 25.0%
+200	0.9%	1.3%	- 12.5%
+100	0.9%	1.7%	- 5.0%
-100	(3.7%)	(3.5%)	- 5.0%

As per the table above, the earnings simulation model at September 30, 2012 currently projects that net interest income for the next twelve month period would decrease by 3.7% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5% for the same scenario as of December 31, 2011.

For rising rate scenarios, net interest income would increase by 0.9%, 0.9%, and 0.4% if rates increased by 100, 200 and 300 basis points, respectively, as of September 30, 2012 compared to increases of 1.7%, 1.3% and 0.5% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2011.

The balance sheet is slightly less asset sensitive as of September 30, 2012 compared to December 31, 2011 due to duration extension as well as higher average balances in the loan portfolio, and continued changes in the deposit mix and the overall level and term of short-term borrowings. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short to intermediate term, the asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.0 billion at September 30, 2012, which represented approximately 46% of commercial loans, with an average floor of 4.73%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current floor level. In the current flat to decreasing interest rate environment, WesBanco expects that the net interest margin may be somewhat negatively impacted through the remainder of 2012 and into 2013, as short term interest rates are not anticipated to increase until 2015, and loan runoff and investment security maturities are reinvested at lower rates. Partially offsetting those negative factors are maturities of higher-cost borrowings and certificates of deposit scheduled over the next year, which should assist somewhat in mitigating margin compression from loan yield decreases and investment security reinvestments. The bank continues to experience pricing competition for new loans which may result in reduced loan yields that may be mitigated by current loan growth.

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

Current balance sheet strategies to reduce the impact of decreasing margins in a low rate environment, where asset yields continue to reduce as reinvestment of cash flows occur and liability costs are not able to be reduced in the same proportion, include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years;

•	investing non-essential available short-term liquidity;

•	marketing programs to increase the mix of certain types of transaction accounts versus short-term certificates of deposit;

•

reinvestment of securities cash flows into a mix of short to intermediate term collateralized mortgage obligations and 10-15 year state and municipal securities while minimizing portfolio average life and duration extension;

•	paying down maturities of FHLB and other short-term borrowings with available cash, or re-borrowing at lower rates; and

•	extending certain CD maturities through the CDARS© program and continuing to decrease offered rates on CDs and other costing deposit types.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at September 30, 2012, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.1% over the next twelve months, compared to a 2.0% increase at December 31, 2011. This lower rate of increase has been impacted by similar factors to those noted above.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At September 30, 2012, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 18.3%, compared to an increase of 12.4% at December 31, 2011. In a 100 basis point falling rate environment, the model indicates an increase of 11.5%, compared to an increase of 5.3% as of December 31, 2011. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Duration extension strategies in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding more transaction-type deposits has resulted in the reduction in equity market value. In a rising rate environment, non-interest bearing deposits and other low cost transaction accounts are worth more than in the current low interest rate environment. For liabilities, this equates to a below cost fair market value as rates rise, which results in increased equity fair value.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation Related to the Merger

On October 18, 2012, Mordechai Nagel, a purported shareholder of Fidelity, filed a purported shareholder class and derivative action in the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Action Case No. 12-019908. The lawsuit names as defendants each of the current members of Fidelity’s board of directors (the “Director Defendants”), WesBanco and Fidelity. The complaint alleges, among other things, that the Director Defendants breached their fiduciary duties as a result of the price and certain other terms of the merger agreed to by Fidelity. The lawsuit also claims that the Director Defendants breached their fiduciary duties because the registration statement on Form S-4 filed by WesBanco with the SEC on September 14, 2012, allegedly contained misstatements and omitted information material to the merger and to a decision by Fidelity’s shareholders on the merger. The lawsuit also alleges that WesBanco aided and abetted the Director Defendants’ alleged breaches of fiduciary duties. The lawsuit seeks, among other things, an injunction against WesBanco’s acquisition of Fidelity, as well as the payment of the fees and expenses of the plaintiffs’ attorneys. WesBanco and Fidelity each believe that all of the allegations are without merit and intend to vigorously defend themselves against the allegations in this complaint.

WesBanco is also involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are none of these matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2012, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the third quarter of 2012, other than those for the KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2012				580,837

July 1, 2012 to July 31, 2012
Open market repurchases	—	—	—	580,837
Other transactions (1)	19,843	$21.64	N/A	N/A

August 1, 2012 to August 31, 2012
Open market repurchases	—	—	—	580,837
Other transactions (1)	2,785	$20.76	N/A	N/A

September 1, 2012 to September 30, 2012
Open market repurchases	—	—	—	580,837
Other transactions (1)	5,452	21.07	N/A	N/A

Third Quarter 2012
Open market repurchases	—	—	—	580,837
Other transactions (1)	28,080	21.44	N/A	N/A

Total	28,080	$21.44	—	580,837

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: October 25, 2012	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2012	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)