Form 10-K
period 2012-12-31
WESBANCO INC
filed 2013-03-07
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2012, determined using a per share closing price on that date of $21.26, was $528,102,822.

As of February 27, 2013, there were 29,216,560 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2013 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2013 are incorporated by reference into Part III of this Form 10-K.

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

On November 30, 2012, WesBanco completed the acquisition of Fidelity Bancorp, Inc. (“Fidelity”), a Pittsburgh-based bank holding company with $654.9 million in assets operated through 13 branch offices throughout the Pittsburgh metropolitan area.

At December 31, 2012, WesBanco operated one commercial bank, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), through 118 offices, one loan production office and 107 ATM machines located in West Virginia, Ohio, and Western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2012 approximated $6.1 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.2 billion as of December 31, 2012. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

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

WesBanco, Inc. has nine capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities please refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is composed of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, and the WesMark West Virginia Municipal Bond Fund.

As of December 31, 2012, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

EMPLOYEES

There were 1,507 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2012. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2012 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2012, WesBanco will provide, without charge, a printed copy of this 2012 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this 2012 Annual Report on Form 10-K, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services and products, is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial banks, trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of consolidation within the financial services industry, mergers between, and the expansion of, financial institutions both within and outside of WesBanco’s major markets have provided significant competitive pressure in those markets. Some of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, brokerage and insurance services. Due to WesBanco’s expansion into new, larger Ohio and Pennsylvania metropolitan markets, it faces entrenched large bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into those markets. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow its market share, potentially reducing its current and future profit potential from such markets.

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, WesBanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco also is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of certain voting shares of other banks, as described below. Since WesBanco is both a bank holding company and a financial holding company, WesBanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank. The Bank is a West Virginia banking corporation and is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and the West Virginia Division of Banking. The deposits of WesBanco Bank are insured by the Deposit Insurance Fund of the FDIC. WesBanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty and life insurance, and benefit plan sales and administration, for personal and commercial clients.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), banks are also permitted to establish de novo branches across state lines to the same extent that a state-chartered bank in each host state would be permitted to open branches.

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

HOLDING COMPANY REGULATIONS

As indicated above, WesBanco has one state bank subsidiary, WesBanco Bank, as well as non-bank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any non-bank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, respectively, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus, respectively. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2012, WesBanco declared cash dividends to its common shareholders of approximately $19.1 million.

As of December 31, 2012, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized.

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

In addition, with respect to possible dividends by the Bank, under Section 31A-4-25 of the West Virginia Code, the prior approval of the West Virginia Commissioner of Banking would be required if the total of all dividends declared by the Bank in any calendar year would exceed the total of the Bank’s net profits for that year combined with its retained net profits of the preceding two years. Further, Section 31A-4-25 limits the ability of a West Virginia banking institution to pay dividends until the surplus fund of the banking institution equals the common stock of the banking institution and if certain specified amounts of recent profits of the banking institution have not been carried to the surplus fund.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters,” in the Consolidated Financial Statements.

On February 24, 2009, the Federal Reserve Division of Banking Supervision and Regulation issued a letter providing direction to bank holding companies on the payment of dividends, capital repurchases and capital redemptions. Although the letter largely reiterates longstanding Federal Reserve supervisory policies, it emphasizes the need for a bank holding company to review various factors when considering the declaration of a dividend or taking action that would reduce regulatory capital provided by outstanding financial instruments. These factors include the potential need to increase loan loss reserves, write down assets and reflect declines in asset values in equity. In addition, the bank holding company should consider its past and anticipated future earnings, the dividend payout ratio in relation to earnings, and adequacy of regulatory capital before any action is taken. The consideration of capital adequacy should include a review of all known factors that may affect capital in the future.

In certain circumstances, defined by regulation relating to levels of earnings and capital, advance notification to, and in some circumstances, approval by the regulator could be required to declare a dividend or repurchase or redeem capital instruments. In addition, federal bank regulators have proposed rules that include “capital buffer” requirements. The proposed rules would require WesBanco and WesBanco Bank to have capital levels above the regulatory minimums in order to be able to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2012, WesBanco Bank paid deposit insurance premiums less than those paid in 2011. The decrease was largely due to the FDIC changing how deposit insurance premiums are calculated effective April 1, 2011 as required by the Dodd-Frank Act. The assessment base was expanded to include all liabilities (i.e. all assets minus tangible equity) rather than deposits only and assessment base rates were reduced. This change continues to benefit WesBanco Bank. Additionally, improving capital, net income and loan quality financial ratios used to calculate the assessment rate have further reduced the rate from $4.4 million in 2011 to $3.5 million in 2012.

In November 2009, the FDIC adopted a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012, on December 30, 2009 along with their regular third quarter assessment. The assessment rate was based on the bank’s total base assessment rate as of September 30, 2009 and was increased for 2011 and 2012, while a 5% annual growth rate in the deposit base was assumed. WesBanco Bank paid $24.1 million on December 30, 2009 to satisfy the requirements of this rule, with the portion related to the years 2010 – 2012 recorded as a prepaid expense, to be amortized on an actual, pro rata basis over those three years. Although the actual assessments corresponding to 2010 of $6.2 million did not materially differ from the prepaid estimates, the 2011 actual assessments were $3.6 million less and the 2012 actual assessments were $4.8 million less than the corresponding prepaid estimates due to the new calculation requirements enacted by the Dodd-Frank Act and WesBanco Bank’s improving ratios.

WesBanco Bank’s prepaid assessment balance is estimated to be $8.5 million after the fourth quarter payment in March 2013. This will mark the end of the prepayment period. Fidelity’s bank subsidiary also had a prepaid balance of $1.6 million after its third quarter payment. Any unused balance after the March 2013 payment for the combined bank is expected to be refunded in June 2013.

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

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. In addition, bank holding companies may include certain restricted capital instruments, including qualifying cumulative perpetual preferred stock and qualifying trust preferred securities, in their Tier 1 capital, up to a limit of 25% of Tier 1 capital. (See below within this section for more information regarding the capital treatment of trust preferred securities.)

“Tier 2,” or supplementary capital, includes, among other things, portions of trust preferred securities and cumulative perpetual preferred stock not otherwise counted in Tier 1 capital, as well as perpetual preferred stock, intermediate-term preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, term subordinated debt, unrealized holding gains on equity securities, and the allowance for loan and lease losses, all subject to certain limitations. “Total capital” is the sum of Tier 1 and Tier 2 capital. The amount of Tier 2 capital that exceeds the amount of Tier 1 capital must be excluded from the total capital calculation.

The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board’s rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are readily marketable mortgage servicing assets, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the amount of these items included in capital shall be the lesser of 90% of their fair value or 100% of their book value.

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

As of December 31, 2012, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 12.82% and 14.07%, respectively. As of December 31, 2012, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2012, WesBanco’s leverage ratio was 9.34%.

As of December 31, 2012, WesBanco had $113.8 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, Trust Preferred Securities totaling $110.4 million underlying such junior subordinated debt were included in Tier 1 capital as of

December 31, 2012, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule retaining trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

The Dodd-Frank Act requires the federal banking agencies to develop consolidated capital requirements applicable to bank holding companies and banks. These new requirements must be at least as stringent as those currently applicable to banks, meaning that trust preferred securities will generally be excluded from Tier 1 capital. A grandfather provision, however, will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. For more information regarding trust preferred securities, please refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” In June 2012, the U.S. federal banking agencies proposed rules to implement Basel III and aspects of the Dodd-Frank Act relating to minimum capital requirements, with a transition period that originally was to be effective beginning on January 1, 2013, and full implementation of the capital rules by January 1, 2019. However, the banking agencies have recently deferred the start date of these proposed rules, while changes are considered based on comments received from banks and other affected parties. When finalized, the proposed rules will increase both the quantity and quality of capital that banks and bank holding companies are required to hold.

When Basel III is fully phased-in on January 1, 2019, banks and bank holding companies will be required to maintain: (i) a minimum Tier 1 common equity ratio of at least 4.5%, (ii) a minimum Tier 1 capital ratio of at least 6%, (iii) a minimum total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based minimum leverage ratio (Tier 1 capital to average consolidated assets) of 3%. Although not presented as a minimum requirement, banks and bank holding companies will not be able to pay dividends unless they have an additional “capital conservation buffer” equal to a Tier 1 common equity ratio of 2.5%. Adding the capital conservation buffer on top of the minimums, banks and bank holding companies will generally need a Tier 1 common equity ratio of 7 percent, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under Basel III, regulators would also be able to impose a “countercyclical capital buffer” during periods of excessive credit growth. The countercyclical capital buffer would be an additional Tier 1 common equity ratio of up to 2.5%. Under Basel III, regulatory adjustments to common equity will generally be eliminated by January 1, 2018, although an exception will permit a portion of mortgage servicing rights to continue being treated as common equity. The proposed rules would eliminate, over a ten-year period, the Tier 1 capital treatment of certain non-qualifying capital instruments such as trust preferred securities that are presently counted in Tier 1 capital for bank holding companies not subject to the phase-out rule in the Dodd-Frank Act.

WesBanco cannot predict the precise timing or final form of forthcoming capital regulations that could be applicable to WesBanco or their impact on WesBanco. Capital requirements that may arise from regulations issued under the Dodd-Frank Act, Basel III, or another initiative could increase the minimum capital requirements applicable to WesBanco and its subsidiaries.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a Tier 1 leverage ratio of 4% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2012, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

The Dodd-Frank Act makes several changes affecting the securitization markets, which may affect WesBanco’s ability or desire to use those markets to meet funding or liquidity needs. One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5% of the credit risk, with exceptions for “qualified residential mortgages.”

As a publicly traded company, WesBanco is required by the Dodd-Frank Act to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. Further, recent SEC and NASDAQ rulemaking under the Dodd-Frank Act will require NASDAQ-listed companies to have a compensation committee composed entirely of independent directors. Although the compensation committee independence requirements are not effective until 2014, WesBanco’s compensation committee members currently satisfy the independence criteria. The Dodd-Frank Act also calls for regulators to issue new rules relating to incentive-based compensation arrangements deemed excessive, and proxy access by shareholders.

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

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, WesBanco Bank is subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The new Consumer Bureau created by the Dodd-Frank Act now has consolidated authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the Consumer Bureau’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank will continue to be examined by the FDIC for compliance with these rules. Relating to mortgage lending, the Dodd-Frank Act requires new disclosures, verification, and restrictions, some of which are expected to limit the creation of variable-rate mortgages. In addition, the Dodd-Frank Act required the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions, which were effective on October 1, 2011. Even though the limits on debit card interchange fees apply only to institutions with more than $10 billion in assets, market forces may over time limit debit card interchange fees as a source of revenue for all banks, including smaller banks like WesBanco Bank.

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

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued various implementing regulations which apply certain requirements of the USA Patriot Act to financial institutions, such as WesBanco Bank and WesBanco’s broker-dealer subsidiary. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of WesBanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if WesBanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2012 and concluded that no impairment charge was necessary for the year ended December 31, 2012. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

WESBANCO IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION.

WesBanco is subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than corporate shareholders. These regulations affect WesBanco’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedure and controls. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect WesBanco in substantial and unpredictable ways. Such changes could subject WesBanco to additional costs, limit the types of financial services and products that could be offered, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil penalties and /or reputation damage, which could have a material adverse effect on WesBanco’s business, financial condition and result of operations.

As of December 31, 2012, WesBanco had $113.8 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $110.4 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act requires the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. These rules will generally exclude trust preferred securities from Tier 1 capital. A grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

The rule is not expected to have an impact on WesBanco’s Tier 1 capital, but if WesBanco issued additional trust preferred securities, they would not count as Tier 1 capital. Furthermore, if WesBanco incurs material operating losses, WesBanco’s Tier 1 capital ratio may be negatively impacted. WesBanco’s earnings may also be negatively impacted due to prepayment penalties associated with the redemption of certain of the trust preferred securities.

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

The FHLB of Pittsburgh paid dividends in 2012 at an annualized rate of 0.17% with dividend income of $33,000. They also partially repurchased certain amounts of excess stock held by member banks. Both the payment of dividends and repurchase of excess stock were suspended in late 2008 with the stock repurchase restored in late 2010 and the payment of dividends restored in February 2012 for the three month period ending December 31, 2011. However, the FHLB also noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. The FHLB of Pittsburgh stock owned by WesBanco totaled $20.0 million and $20.4 million at December 31, 2012 and 2011, respectively. If the financial condition of the FHLB of Pittsburgh were to further deteriorate, the corresponding FHLB stock owned by WesBanco may be deemed a non-earning asset and could potentially be evaluated for impairment with any loss recognized through earnings.

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

WESBANCO MAY ENCOUNTER INTEGRATION DIFFICULTIES OR MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS.

WesBanco may not be able to integrate any new acquisitions without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Any future acquisitions may also result in other unforeseen difficulties, including integration of the combined companies, which could require significant time and attention from our management that would otherwise be directed at developing our existing business, and expenses may be higher than initially projected. In addition, we could discover undisclosed liabilities resulting from any acquisitions, for which we may become responsible. Further, benefits such as enhanced earnings that we anticipate from these acquisitions may not develop and future results of the combined companies may be materially lower from those estimated.

WesBanco recently completed the acquisition of Fidelity on November 30, 2012 and integration issues such as those described above could be experienced as a result.

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. In order to restore reserve ratios of the deposit insurance fund, the FDIC has in the past few years significantly increased the assessment rates paid by financial institutions for deposit insurance. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions, and in November 2009, it adopted a rule requiring banks to prepay their FDIC assessments for years through 2012, which accompanied a rate increase beginning in 2011. While the Deposit Insurance Fund balance has improved recently, and a new assessment base that reduced rates for smaller community banks was adopted in 2011, the FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Additional increases in FDIC insurance premiums and future special assessments may adversely affect WesBanco’s results of operations and financial condition.

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

WESBANCO IS SUBJECT TO LENDING CONCENTRATION RISKS.

As of December 31, 2012, approximately 63% of WesBanco’s loan portfolio consisted of commercial loans, including commercial real estate loans. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans and a reduction in interest income. An increase in non-performing loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on WesBanco’s financial condition and results of operations.

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

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2012, WesBanco operated 118 banking offices in West Virginia, Ohio and Western Pennsylvania and one loan production office, of which 93 were owned and 26 were leased under long-term operating leases. These leases expire at various dates through February 2031 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets that may also house certain back office functions.

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

At various building locations, WesBanco rents or looks to provide commercial office space to unrelated businesses. Rental income totaled $0.7 million at 2012 compared to $0.6 million at 2011. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 7, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Litigation Related to the Fidelity Merger

On October 18, 2012, Mordechai Nagel, a purported shareholder of Fidelity, filed a purported shareholder class and derivative action in the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Action No. 12-019908 (the “Allegheny County Lawsuit”). The lawsuit names as Defendants each of the former members of Fidelity’s board of directors (the “Director Defendants”), as well as WesBanco and Fidelity (collectively with the Director Defendants, the “Defendants”). The complaint alleges, among other things, that the Director Defendants breached their fiduciary duties as a result of the price and certain other terms of the Fidelity Merger. The lawsuit also claims that the Director Defendants breached their fiduciary duties because the registration statement on Form S-4 filed by WesBanco with the SEC on September 14, 2012 allegedly contained misstatements and omitted information material to the Fidelity Merger and to a decision by Fidelity’s shareholders regarding whether or not to approve the Fidelity Merger. The lawsuit also alleges that WesBanco aided and abetted the Director Defendants’ alleged breaches of fiduciary duties. The lawsuit sought, among other things, an injunction against WesBanco’s acquisition of Fidelity, as well as the payment of the fees and expenses of the plaintiffs’ attorneys.

On November 16, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation and to allow Fidelity shareholders to vote on the proposals required in connection with the Fidelity Merger at the scheduled meeting on November 27, 2012, the Defendants entered into a Memorandum of Settlement (“MOS”) with the Plaintiff that describes a settlement of the Allegheny County Lawsuit. The settlement is expressly subject to approval by the court. Pursuant to the terms of the MOS, Fidelity and WesBanco agreed to file with the SEC and make publicly available supplemental disclosures. In return, the Plaintiff agreed to stay the Allegheny County Lawsuit, withdraw all requests for interim relief, and not take any action to delay or disrupt the November 27, 2012 Fidelity shareholder meeting. The MOS provides for limited discovery to confirm the fairness of the settlement. If the court approves the settlement contemplated in the MOS, the Allegheny County Lawsuit will be dismissed with prejudice, and all claims that were or could have been brought relating to the Fidelity Merger, the Merger Agreement, and any disclosure made in connection therewith will be released and barred, other than claims under the federal securities laws with respect to any period prior to the date of the Merger Agreement that are not based upon the foregoing. Under the terms of the MOS, counsel for the Plaintiff will petition the court for an award of attorneys’ fees and expenses. The Defendants have reserved the right to contest the fee and expense petition. The amount of the fees and expenses awarded will ultimately be determined and approved by the court. In the MOS, the parties have agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the court and other documentation as may be required to effectuate the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the MOS becomes void in the event that the parties do not enter into such stipulation or the court does not approve the settlement.

The Defendants have denied and continue to deny that they have committed, or aided and abetted in the commission of, any violation of law or duty or engaged in any wrongful acts and that any supplemental disclosure of the information is required under any applicable state or federal law, statute, rule or regulation. The Defendants also expressly maintain that they diligently and scrupulously complied with all applicable fiduciary, disclosure and all other legal duties. WesBanco does not expect the settlement to be material in relation to its business, financial condition or results of operations.

Other Litigation

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

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of holders of WesBanco’s $2.0833 par value common stock as of February 27, 2013 was 4,895, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have had stock allocated to them through WesBanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All WesBanco employees who meet the eligibility requirements of the KSOP are included in the KSOP.

The table below presents for each quarter in 2012 and 2011, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2012			2011
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$22.40	$19.75	$0.180	$21.19	$16.06	$0.160
Third quarter	22.64	22.06	0.180	20.78	16.34	0.160
Second quarter	21.54	19.08	0.170	21.44	18.45	0.150
First quarter	21.70	18.60	0.170	20.99	17.76	0.150

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

For additional disclosure relating to WesBanco Trust Preferred Securities, refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

As of December 31, 2012, WesBanco had a stock repurchase plan pursuant to which up to one million shares may be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no general open market repurchases in 2012, other than those for the KSOP and dividend reinvestment plans and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At December 31, 2012, there were 580,737 shares remaining to be purchased under the plan.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2012				580,737

October 1, 2012 to October 31, 2012
Open market repurchases	—	$—	—	580,737
Other transactions (1)	20,911	21.21	N/A	N/A

November 1, 2012 to November 30, 2012
Open market repurchases	—	—	—	580,737
Other transactions (1)	2,757	21.36	N/A	N/A

December 1, 2012 to December 31, 2012
Open market repurchases	—	—	—	580,737
Other transactions (1)	1,813	21.96	N/A	N/A

Fourth Quarter 2012
Open market repurchases	—	—	—	580,737
Other transactions (1)	25,481	21.28	N/A	N/A

Total	25,481	$21.28	—	580,737

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, and the SNL Small Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2007 with reinvestment of dividends.

	December 31,
Index	2007	2008	2009	2010	2011	2012
WesBanco, Inc.	100.00	138.59	66.44	105.58	111.92	132.21
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Small Cap Bank Index	100.00	84.06	59.08	72.17	68.94	80.30

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2012. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2012, which include five former AmTrust branches on March 27, 2009 and Fidelity on November 30, 2012, are included in results of operations since their respective dates of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2012	2011	2010	2009	2008
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$1.84	$1.65	$1.34	$0.70	$1.42
Earnings per common share—diluted	1.84	1.65	1.34	0.70	1.42
Dividends per common share	0.70	0.62	0.56	0.84	1.12
Book value at year end	24.45	23.80	22.83	22.16	24.82
Tangible book value at year end (1)	13.34	13.17	12.09	11.31	14.74
Average common shares outstanding—basic	26,867,227	26,614,697	26,579,735	26,566,133	26,551,467
Average common shares outstanding—diluted	26,888,847	26,615,281	26,580,293	26,567,291	26,563,320
SELECTED BALANCE SHEET INFORMATION
Securities	$1,623,753	$1,609,265	$1,426,191	$1,263,254	$935,588
Loans held for sale	21,903	6,084	10,800	9,441	3,874
Net portfolio loans	3,635,063	3,184,558	3,227,625	3,409,786	3,554,506
Total assets	6,078,717	5,536,030	5,361,458	5,397,352	5,222,041
Deposits	4,944,284	4,393,866	4,172,423	3,974,233	3,503,916
Total FHLB and other borrowings	254,158	365,073	440,991	684,915	894,695
Junior subordinated debt owed to unconsolidated subsidiary trusts	113,832	106,066	106,034	111,176	111,110
Shareholders’ equity	714,184	633,790	606,863	588,716	659,371
SELECTED RATIOS
Return on average assets	0.88%	0.81%	0.66%	0.43%	0.73%
Return on average tangible assets (1)	0.96	0.88	0.73	0.49	0.82
Return on average equity	7.54	7.01	5.88	3.73	6.42
Return on average tangible equity (1)	13.68	13.32	11.72	7.26	12.58
Return on average common equity	7.54	7.01	5.88	3.16	6.48
Allowance for loan losses to total loans	1.43	1.69	1.86	1.76	1.38
Allowance for loan losses to total non-performing loans	82.79	63.07	63.39	76.20	137.21
Non-performing assets to total assets	1.15	1.62	1.95	1.65	0.74
Net loan charge-offs to average loans	0.66	1.30	1.28	1.10	0.58
Shareholders’ equity to total assets	11.75	11.45	11.32	10.91	12.63
Tangible equity to tangible assets (1)	6.77	6.68	6.33	5.88	7.90
Tangible common equity to tangible assets (1)	6.77	6.68	6.33	5.88	6.44
Tier 1 leverage ratio	9.34	8.71	8.35	7.86	10.27
Tier 1 capital to risk-weighted assets	12.82	12.68	11.94	11.12	13.21
Total capital to risk-weighted assets	14.07	13.93	13.20	12.37	14.46
Dividend payout ratio	38.04	37.58	41.79	120.00	78.87
Trust assets at market value (2)	$3,238,556	$2,973,352	$2,943,786	$2,668,610	$2,400,211

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$211,686	$224,167	$236,528	$257,364	$281,766
Interest expense	43,335	54,802	70,436	98,992	121,229

Net interest income	168,351	169,365	166,092	158,372	160,537
Provision for credit losses	19,874	35,311	44,578	50,372	32,649

Net interest income after provision for credit losses	148,477	134,054	121,514	108,000	127,888
Non-interest income	64,775	59,888	59,599	64,589	57,346
Non-interest expense	150,120	140,295	141,152	149,648	142,624

Income before provision for income taxes	63,132	53,647	39,961	22,941	42,610
Provision for income taxes	13,588	9,838	4,350	(992)	4,493

Net income	$49,544	$43,809	$35,611	$23,933	$38,117

Preferred dividends	—	—	—	5,233	293

Net income available to common shareholders	$49,544	$43,809	$35,611	$18,700	$37,824

Earnings per common share—basic	$1.84	$1.65	$1.34	$0.70	$1.42

Earnings per common share—diluted	$1.84	$1.65	$1.34	$0.70	$1.42

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

	For the year ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Tangible equity to tangible assets:
Total shareholders’ equity	$714,184	$633,790	$606,863	$588,716	$659,371
Less: goodwill and other intangible assets	(324,465)	(283,150)	(285,559)	(288,292)	(267,883)

Tangible equity	389,719	350,640	321,304	300,424	391,488
Total assets	6,078,717	5,536,030	5,361,458	5,397,352	5,222,041
Less: goodwill and other intangible assets	(324,465)	(283,150)	(285,559)	(288,292)	(267,883)

Tangible assets	5,754,252	5,252,880	5,075,899	5,109,060	4,954,158

Tangible equity to tangible assets	6.77%	6.68%	6.33%	5.88%	7.90%

Tangible common equity to tangible assets:
Total shareholders’ equity	$714,184	$633,790	$606,863	$588,716	$659,371
Less: goodwill and other intangible assets	(324,465)	(283,150)	(285,559)	(288,292)	(267,883)
Less: preferred shareholders’ equity	—	—	—	—	(72,332)

Tangible common equity	389,719	350,640	321,304	300,424	319,156
Total assets	6,078,717	5,536,030	5,361,458	5,397,352	5,222,041
Less: goodwill and other intangible assets	(324,465)	(283,150)	(285,559)	(288,292)	(267,883)

Tangible assets	5,754,252	5,252,880	5,075,899	5,109,060	4,954,158

Tangible common equity to tangible assets	6.77%	6.68%	6.33%	5.88%	6.44%

	For the year ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Tangible book value:
Total shareholders’ equity	$714,184	$633,790	$606,863	$588,716	$659,371
Less: goodwill and other intangible assets	(324,465)	(283,150)	(285,559)	(288,292)	(267,883)

Tangible equity	389,719	350,640	321,304	300,424	391,488
Common shares outstanding	29,214,660	26,629,360	26,586,953	26,567,653	26,560,889

Tangible book value at year end	$13.34	$13.17	$12.09	$11.31	$14.74

Return on average tangible equity:
Net income	$49,544	$43,809	$35,611	$23,933	$38,117
Plus: amortization of intangibles, net of tax	1,398	1,566	1,774	2,022	2,477

Net income before amortization of intangibles	50,942	45,375	37,385	25,955	40,594
Average total shareholder’s equity	656,684	625,061	605,742	641,537	594,001
Less: average goodwill and other intangibles	(284,270)	(284,304)	(286,875)	(283,963)	(271,396)

Average tangible equity	372,414	340,757	318,867	357,574	322,605

Return on average tangible equity	13.68%	13.32%	11.72%	7.26%	12.58%

Return on average tangible assets:
Net income	$49,544	$43,809	$35,611	$23,933	$38,117
Plus: amortization of intangibles, net of tax	1,398	1,566	1,774	2,022	2,477

Net income before amortization of intangibles	50,942	45,375	37,385	25,955	40,594
Average total assets	5,606,386	5,440,243	5,416,470	5,566,183	5,224,442
Less: average goodwill and other intangibles	(284,270)	(284,304)	(286,875)	(283,963)	(271,396)

Average tangible assets	5,322,116	5,155,939	5,129,595	5,282,220	4,953,046

Return on average tangible assets	0.96%	0.88%	0.73%	0.49%	0.82%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco, Inc. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 respectively, and documents subsequently filed by WesBanco which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and Fidelity may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and Fidelity may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and Fidelity may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

Allowance for Credit Losses—The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or a troubled debt restructuring (“TDR”) are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade using a migration analysis that categorizes each charged-off loan based on its risk grade twelve months prior to the charge-off. Historical loss rates for residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each category of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that historical loss rates for the most recent twelve month period are generally the most indicative of probable losses in the portfolio. However, management calculates annualized historical loss rates for multiple periods ranging from the most recent three months to the last three years and periodically evaluates the loss rates for each of the periods to assess trends in loss rates over time. In the event that the most recent twelve month loss rate is less than the last three years loss rate, the last three year loss rate is generally used because it is considered by management to be more indicative of probable loss in the portfolio during periods when the most recent twelve month loss rate is not inflated by adverse economic conditions. Loss rates over a period covering more than the last three years are not considered to be as meaningful because of changes in the risk profile and characteristics of the portfolio that can occur over a longer period of time.

Management may also adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. Loss estimation models and techniques used to determine the appropriateness of the allowance for credit losses are continually refined and enhanced; however there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition.

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. At December 31, 2012, the carrying value of goodwill and other intangible assets was approximately $312.9 million and $11.6 million, respectively, which represents approximately 43.8% and 1.6% of total shareholders’ equity, respectively. At December 31, 2012, WesBanco had two reporting units, community banking and insurance services, with goodwill balances of $311.4 million and $1.5 million, respectively.

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

WesBanco’s internal evaluation concluded that goodwill was not impaired as of November 30, 2012 for both reporting units.

As of December 31, 2012, there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2012, the date of the most recent goodwill impairment evaluation. Therefore, WesBanco has concluded that goodwill is not impaired as of December 31, 2012.

Intangible assets with finite useful lives (primarily core deposit and customer list intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Intangible assets with finite useful lives at December 31, 2012 are comprised of $11.2 million in core deposit intangibles held at the Bank and customer list intangibles of $0.3 million and $0.1 million held at WesBanco Securities and WesBanco Insurance, respectively. At December 31, 2012 there were no indicators of impairment related to intangible assets with finite useful lives.

EXECUTIVE OVERVIEW

On November 30, 2012, WesBanco completed its acquisition of Fidelity Bancorp, Inc. (“Fidelity”), and its wholly-owned banking subsidiary, Fidelity Bank, PaSB, (“Fidelity Bank”), a Pennsylvania-chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. On the acquisition date, Fidelity had $654.9 million in assets, which included $322.6 million in loans, and $222.0 million in securities. The acquisition was valued at $70.0 million and added 13 branches in the Pittsburgh area to the Bank’s branch network. WesBanco issued 2,543,132 shares of its common stock and $15.4 million in cash in exchange for Fidelity common stock. The assets and liabilities of Fidelity were recorded on WesBanco’s balance sheet as of the acquisition date, and Fidelity’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. In conjunction with the completion of this acquisition, Fidelity fully repurchased the $7.0 million of Fidelity preferred stock previously issued to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). A related warrant issued by Fidelity to the UST has been converted into a warrant to purchase up to 100,448 shares of WesBanco’s common stock. WesBanco recorded $38.8 million in goodwill, $4.7 million in core deposit intangibles and $3.2 million of merger-related expenses in 2012 as a result of the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

Financial performance improved in 2012 for the third year as WesBanco continued to strengthen operating effectiveness and efficiency. Net income increased 13.1%, in spite of the continuation of a challenging economic environment of high unemployment, depressed housing prices and low interest rates. Excluding restructuring and merger-related expenses, net income increased by 18.9% in 2012. Return on average tangible assets(1) increased to 0.96% from 0.88% in 2011. Relatively stable net interest income, a lower provision for credit losses and improved non-interest income combined to provide the improved results, while non-interest expense increased 7.0%, largely due to the acquisition and increased health insurance and pension expense. Return on average tangible equity(1) was 13.68% compared to 13.32% in the prior year. Strong earnings and improved capital have enabled WesBanco to increase its dividend four times over the last two years, representing 29% growth to the current $0.18 per share, an approximate 3.2% dividend yield at December 31, 2012.

Total assets at December 31, 2012 increased 9.8% or $542.7 million from the prior year-end due to the acquisition of Fidelity and organic growth. Portfolio loans increased $448.4 million or 13.8% with $313.4 million from the acquisition and the remaining $135.0 million from WesBanco’s originations outpacing paydowns. Separate from the Fidelity acquisition, WesBanco grew outstanding loans 4.2% from the previous year as a result of 29.7% growth in loan originations. The organic loan growth and declines in higher cost borrowings of $110.9 million over the last twelve months were funded by organic deposit growth and the use of other liquid assets. Deposits increased $550.4 million or 12.5% in 2012, with $455.0 million from the acquisition and $95.4 million from organic growth.

Net interest income decreased by 0.6% in 2012 due to the low interest rate environment; however, average earning assets increased by 3.2% from loan growth in WesBanco’s legacy markets, increased investment balances and additional assets from the Fidelity Merger. Declines in the net interest margin slowed in the second half of 2012 through disciplined pricing of rates for lending and for deposits, and through balance sheet management strategies to minimize risk and reduce higher cost interest bearing liabilities, primarily certain certificates of deposit and borrowings. Although interest rates again remained low throughout the year, which limited the opportunity for originating reasonably priced loans and purchasing investments, new and repriced deposits were also significantly less expensive. Lower cost deposits combined with the maturity of higher cost borrowings significantly reduced interest expense. Liquidity provided by increases in low cost deposits was used to avoid replacement of the maturing higher-cost borrowings. As a result, FHLB and other borrowings decreased by 30.4% in 2012 from December 31, 2011, to 4.2% of total assets.

Credit quality continued to improve this year which resulted in a significant decline in the 2012 provision for credit losses, which decreased 43.7% compared to 2011. Charge-offs decreased 48.0% during the year, and non-performing assets decreased by 22.6%, including a 26.8% decrease in non-performing loans, from December 31, 2011 to the end of 2012. Criticized and classified loans decreased 33.1%. in 2012. These achievements were the result of initiatives to continue to improve lending practices, loan monitoring, workout strategies, loss recovery programs and sales of certain non-performing loans.

Non-interest income increased 8.2% in 2012. Continued increases in trust fees, electronic banking fees, and gains on sale of mortgage loans contributed to non-interest income in 2012. In addition, losses on other real estate owned continued to decline and net securities gains increased during the year. These improvements were

(1)	See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

partially offset by decreases in service charges on deposits due to decreases in customer usage of overdraft capabilities. Non-interest expense increased 7.0% in 2012 due to restructuring and merger-related expenses and higher employee expenses resulting from increased FTEs and health insurance and pension expense.

WesBanco has continued to maintain strong regulatory capital ratios even after the completion of the Fidelity acquisition. At December 31, 2012, Tier 1 leverage was 9.34%, Tier 1 risk-based capital was 12.82%, and total risk-based capital was 14.07%, all of which were relatively unchanged from the prior year end. Both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators. Total tangible equity to tangible assets(1) was 6.77% at December 31, 2012, a nine basis point increase from a year ago. The Fidelity acquisition temporarily impacted capital ratios compared to pre-acquisition levels.

(1)	See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for 2012 increased 13.1% to $49.5 million from $43.8 million for 2011, while diluted earnings per common share were $1.84, compared to $1.65 per common share for the prior year. The growth in net income was achieved through a 43.7% decrease in the provision for credit losses through significant improvement in credit quality in 2012, and an 8.2% improvement in non-interest income, partially offset by a 7.0% increase in non-interest expense. Non-interest income grew through higher revenues from trust and electronic banking, reduced losses on other real estate owned, higher net gains on sales of mortgage loans and increased security gains. These improvements were somewhat offset by lower service charges on deposits. The increase in non-interest expense is due to restructuring and merger-related expenses in 2012, higher compensation, health insurance and pension expenses, and Fidelity expenses for the month of December.

Net interest income decreased by $1.0 million or 0.6% in 2012 compared to 2011 due to the continued low interest rate environment resulting in decreasing rates earned on interest earning assets. However, average earning assets increased $154.4 million or 3.2% including growth in average portfolio loan balances of $66.2 million or 2.0%, most of which was from loan growth separate from the Fidelity acquisition. In addition to the increase in portfolio loans, the increase in average earning assets was also due to increased average investments in securities funded by deposit increases. Total average deposits increased by $214.1 million or 5.0% in 2012 primarily through increases in demand deposit accounts as a result of marketing campaigns, customer incentives, wealth management and business initiatives. In addition, cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of certain higher-cost borrowings. The net interest margin declined by 13 basis points in 2012 to 3.53% compared to 2011. The low interest rate environment continues to result in reduced rates earned on the securities and loan portfolios, but with a smaller decrease in lower average rates paid on interest bearing liabilities.

WesBanco has continued to improve credit quality over the last two years. As a result of this improvement in all measures of credit quality, the provision for credit losses was $19.9 million for 2012 compared to $35.3 million for 2011. Total non-performing loans, which include loans acquired with the Fidelity transaction, were $63.7 million or 1.73% of total loans at December 31, 2012, which represents a 26.7% decrease from $86.9 million or 2.68% at December 31 of the prior year. The 2012 ending balance includes accruing and non-accrual troubled debt restructurings (“TDRs”) totaling $9.4 million related to the implementation during the quarter of a regulatory requirement for primarily mortgage, home equity and consumer loans discharged in bankruptcy, which the borrower has continued to repay after the discharge. Classified and criticized loans decreased $85.4 million or 33.1% from December 31, 2011. Sales of commercial loans during 2012 decreased non-performing loans by $9.4 million and classified and criticized loans by $10.3 million compared to December 31, 2011. Additionally, $11.3 million of non-performing commercial loans acquired in the Fidelity acquisition, with a fair value of $6.9 million, were sold concurrent with the acquisition in the fourth quarter.

Net charge-offs for 2012 were $22.1 million, or 0.67% of average portfolio loans, compared to $42.5 million or 1.30% for 2011. The allowance for loan losses represented 1.43% of total portfolio loans at year end; however, if the credit portion of the fair market value adjustment on Fidelity loans of $7.1 million at December 31, 2012 were to be included, the allowance would approximate 1.62% of loans.

Non-interest income increased $4.9 million or 8.2% for the year ended December 31, 2012, primarily due to a $1.2 million increase in electronic banking fees caused by increased transaction volume, a $0.9 million increase in trust fees through new business and increases in market value of managed securities, a decrease in losses on other real estate owned of $1.0 million and increased net gains on sale of mortgage loans of $1.0 million from increased loan production. Net securities gains increased $1.5 million in 2012. These improvements were partially offset by a decrease in service charges on deposits of $1.5 million due to decreases in customer usage of overdraft capabilities. Non-interest expense increased 7.0% for the year compared to 2011 partially due to restructuring and merger-related expenses of $3.9 million. Merger expenses in 2012 related to the Fidelity acquisition were $3.2 million, while restructuring costs associated with the closure of six branch offices were $0.7 million. Total non-interest expense would have increased 4.2% for the year without these charges. Salaries and wages increased $2.2 million in 2012 due to routine annual adjustments to compensation, increases in incentive compensation expense, and an increase in full-time equivalent employees (“FTE”) of 139 primarily due to the acquisition of Fidelity. Employee benefits expense increased $4.1 million year-to-date primarily from increased pension and employee health insurance costs. Partially offsetting these increases were reduced marketing expense of $0.9 million and reduced FDIC insurance of $0.9 million.

The provision for income taxes increased $3.8 million due to the significant increase in pre-tax income and an effective tax rate in 2012 increasing to 21.5% compared to 18.3% in 2011. The higher effective rate was due primarily to the increase in pre-tax income.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Net interest income	$168,351	$169,365	$166,092
Taxable-equivalent adjustments to net interest income	6,676	6,520	6,142

Net interest income, fully taxable-equivalent	$175,027	$175,885	$172,234

Net interest spread, non-taxable-equivalent	3.23%	3.34%	3.27%
Benefit of net non-interest bearing liabilities	0.17%	0.18%	0.20%

Net interest margin	3.40%	3.52%	3.47%
Taxable-equivalent adjustment	0.13%	0.14%	0.13%

Net interest margin, fully taxable-equivalent	3.53%	3.66%	3.60%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income decreased by $1.0 million or 0.6% in 2012 compared to 2011 due to the continued low interest rate environment resulting in decreasing rates earned on interest earning assets. However, average earning assets increased $154.4 million or 3.2% including growth in average portfolio loan balances of $66.2 million or 2.0%, most of which was from loan growth separate from the Fidelity acquisition. In addition to the increase in portfolio loans, the increase in average earning assets was also due to increased average investments in securities funded by deposit increases. Total average deposits increased by $214.1 million or 5.0% in 2012 primarily through increases in demand deposit accounts as a result of marketing campaigns, customer incentives and wealth management and business initiatives. In addition, cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of FHLB and other borrowings. The net interest margin declined by 13 basis points in 2012 to 3.53% compared to 2011. The low interest rate environment continues to result in reduced rates earned on the securities and loan portfolios, but with a smaller decrease in lower average rates paid on interest bearing liabilities. The average rate on earning assets decreased by 40 basis points while the rate on interest bearing liabilities declined by 28 basis points in 2012.

Interest income decreased $12.5 million or 5.6% in 2012 compared to 2011 due to the lower yields, partially offset by the increase in average earning assets. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to competition and the lower interest rate environment. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 38 basis points in 2012, although the average loan balance increased by 2.0%. Securities yields decreased due to the reinvestment of funds from investment maturities, calls and sales, and additional investment purchases at current lower available interest rates, along with the acquired Fidelity investment portfolio net of sales. Taxable securities yields decreased 50 basis points in 2012, while tax-exempt securities yields declined 33 basis points due to the longer average life of the tax-exempt portfolio and limited maturities, calls, and repricings within this portfolio. In addition, spread opportunities were available in lower-premium collateralized mortgage securities, offsetting significant calls of other government agencies and prepayments in mortgage-backed securities, which resulted in a larger increase for the year in average taxable securities than in tax-exempts. However, in the fourth quarter, spread opportunities in municipals resulted in increased investment in that portion of the portfolio. The acquisition also provided an additional $90.0 million of securities at year end, net of significant sales of acquired investments in the month of December to conform to WesBanco investment practices and policies.

Portfolio loans increased $448.4 million or 13.8% in 2012 with $313.4 million from the acquisition and the remaining $135.0 million from WesBanco’s originations outpacing paydowns. Separate from the Fidelity acquisition, WesBanco grew outstanding loans 4.2% from the previous year as a result of growth in commercial real estate, residential real estate and home equity lending. Overall loan production increased 29.7% in 2012 compared to 2011. In addition, the Bank continued to retain more residential mortgage loans in the portfolio, rather than selling them to the secondary market.

In 2012 interest expense decreased $11.5 million or 20.9% compared to 2011, primarily due to decreases in rates paid and a continued shift in the liability mix towards less expensive sources of funding, while total average interest bearing balances decreased slightly. The average rate paid on interest bearing liabilities decreased to 1.04% in 2012 from 1.32% in 2011. Rates paid on deposits declined by 26 basis points due to declines in rates paid in all deposit categories, caused by management reducing offered interest rates for most products. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 34.5% of total average deposits from 38.4% in 2011. Average interest bearing deposits in 2012 increased by $102.5 million and non-interest bearing demand deposits increased by $111.5 million from 2011. Deposit increases were used to pay down higher-cost maturing FHLB borrowings and, in the fourth quarter, certain other borrowings, significantly contributing to the reduced cost of funds. Average FHLB borrowings decreased $80.5 million or 38.2% in 2012, and were 3.1% of average interest bearing liabilities in 2012 compared to 5.1% in 2011. Average deposits increased significantly in demand and savings product categories, even as offered rates on interest bearing accounts were reduced. Total average demand deposits, including interest bearing and non-interest bearing, increased $239.4 million or 18.9% in 2012. Average certificates of deposit decreased by $89.4 million or 5.5% in 2012 due to the reductions in rate offerings, a focus on growing customers with multiple banking relationships as opposed to single service certificates of deposit customers, and customer demand for other shorter-term deposit products as well as non-bank investment products such as annuities.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$26,865	$68	0.25%	$48,723	$101	0.21%	$82,380	$198	0.24%
Loans, net of unearned income (1)	3,323,078	166,656	5.02%	3,256,887	175,818	5.40%	3,385,928	189,380	5.59%
Securities: (2)
Taxable	1,270,446	32,461	2.56%	1,179,458	36,034	3.06%	1,015,643	35,375	3.48%
Tax-exempt (3)	323,885	19,075	5.89%	299,357	18,629	6.22%	270,759	17,550	6.48%

Total securities	1,594,331	51,536	3.23%	1,478,815	54,663	3.70%	1,286,402	52,925	4.11%
Federal funds sold	—	—	—	—	—	—	—	—	—
Other earning assets	19,621	102	0.52%	25,030	105	0.42%	29,838	167	0.56%

Total earning assets (3)	4,963,895	218,362	4.40%	4,809,455	230,687	4.80%	4,784,548	242,670	5.07%

Other assets	642,491			630,788			631,922

Total Assets	$5,606,386			$5,440,243			$5,416,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$755,908	$1,526	0.20%	$628,037	$2,160	0.34%	$563,407	$3,196	0.57%
Money market accounts	781,400	2,183	0.28%	792,565	4,802	0.58%	728,844	6,894	0.95%
Savings deposits	645,310	864	0.13%	570,093	1,505	0.26%	512,289	2,242	0.44%
Certificates of deposit	1,547,379	26,371	1.70%	1,636,753	31,054	1.90%	1,754,805	36,817	2.10%

Total interest bearing deposits	3,729,997	30,944	0.83%	3,627,448	39,521	1.09%	3,559,345	49,149	1.38%
Federal Home Loan Bank borrowings	130,048	4,473	3.44%	210,506	7,199	3.42%	359,010	12,721	3.54%
Other borrowings	191,534	4,480	2.34%	194,768	4,823	2.48%	183,542	4,774	2.60%
Junior subordinated debt	106,727	3,438	3.22%	106,050	3,259	3.07%	109,552	3,792	3.46%

Total interest bearing liabilities	4,158,306	43,335	1.04%	4,138,772	54,802	1.32%	4,211,449	70,436	1.67%
Non-interest bearing demand deposits	751,345			639,837			562,763
Other liabilities	40,051			36,573			36,516
Shareholders’ equity	656,684			625,061			605,742

Total Liabilities and Shareholders’ Equity	$5,606,386			$5,440,243			$5,416,470

Net interest spread			3.36%			3.48%			3.40%
Taxable equivalent net interest margin (3)		$175,027	3.53%		$175,885	3.66%		$172,234	3.60%

(1)

Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $4.0 million, $4.3 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2012 Compared to 2011			2011 Compared to 2010
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$(52)	$19	$(33)	$(72)	$(25)	$(97)
Loans, net of unearned income	3,517	(12,679)	(9,162)	(7,086)	(6,476)	(13,562)
Taxable securities	2,634	(6,207)	(3,573)	5,308	(4,649)	659
Tax-exempt securities (2)	1,477	(1,031)	446	1,800	(721)	1,079
Federal funds sold	—	—	—	—	—	—
Other earning assets	(25)	22	(3)	(24)	(38)	(62)

Total interest income change (2)	7,551	(19,876)	(12,325)	(74)	(11,909)	(11,983)

Increase (decrease) in interest expense:
Interest bearing demand deposits	380	(1,014)	(634)	334	(1,370)	(1,036)
Money market	(67)	(2,552)	(2,619)	560	(2,652)	(2,092)
Savings deposits	178	(819)	(641)	231	(968)	(737)
Certificates of deposit	(1,635)	(3,048)	(4,683)	(2,379)	(3,384)	(5,763)
Federal Home Loan Bank borrowings	(2,768)	42	(2,726)	(5,093)	(429)	(5,522)
Other borrowings	(79)	(264)	(343)	284	(235)	49
Junior subordinated debt	21	158	179	(118)	(415)	(533)

Total interest expense change	(3,970)	(7,497)	(11,467)	(6,181)	(9,453)	(15,634)

Net interest income increase (decrease) (2)	$11,521	$(12,379)	$(858)	$6,107	$(2,456)	$3,651

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses for the year ended December 31, 2012 decreased $15.4 million or 43.7% to $19.9 million compared to $35.3 million for the year ended December 31, 2011. This decrease is the result of a 48% decrease in net charge-offs, a 27% decrease in non-performing loans, a 33% reduction in classified and criticized loans, relatively low delinquency, and some stabilizing of the local economy. The provision for credit losses was lower than net charge-offs by $2.2 million in 2012 and $7.2 million in 2011 due to recognition of probable losses that were provided for in prior years. The provision exceeded net charge-offs in each of the years 2008 through 2010 by an aggregate of $23.7 million as a result of the downturn in the national and local economy that began to adversely impact credit quality beginning in 2007. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2012	2011
Trust fees	$18,044	$17,173	$871	5.1
Service charges on deposits	17,138	18,629	(1,491)	(8.0)
Electronic banking fees	11,336	10,088	1,248	12.4
Net securities brokerage revenue	4,604	4,413	191	4.3
Bank-owned life insurance	3,516	3,566	(50)	(1.4)
Net gains on sales of mortgage loans	2,876	1,977	899	45.5
Net securities gains	2,463	963	1,500	155.8
Net losses on other real estate owned and other assets	(305)	(1,290)	985	76.4

Other income:
Net insurance services revenue	2,600	2,442	158	6.5
Other	2,503	1,927	576	29.9

Total non-interest income	$64,775	$59,888	$4,887	8.2

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $4.9 million or 8.2% in 2012 compared to 2011. Trust fees increased $0.9 million as assets under management continued to increase from customer initiatives of trust and investment development activities that began in the first half of 2012. Electronic banking fees increased 12.4% in 2012 due to increased transaction volumes. Net gains on sales of mortgage loans increased $0.9 million due to increased volume and higher margins on sold loans. The net loss on other real estate owned improved $1.0 million and net security gains were $2.5 million in 2012. Service charges on deposits decreased $1.5 million primarily from decreases in customer usage of overdraft capabilities.

Trust fees improved $0.9 million or 5.1% compared to 2011, due to new business and higher average trust assets from overall market improvements and the implementation of the organization-wide trust and investment development program and the implementation of a private banking program for high net worth customers. Trust assets at December 31, 2012 increased to $3.2 billion from $3.0 billion at December 31, 2011. At December 31, 2012, trust assets include managed assets of $2.5 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $796.0 million as of December 31, 2012 and $748.0 million at December 31, 2011 and are included in trust managed assets.

Service charges on deposits, which are primarily customer overdraft fees, were 8.0% lower for the year compared to 2011 due to changes in customer behavior. Higher average customer deposit balances, usage of mobile and internet banking technologies by our customers, and changes in marketing strategies may have also had an impact.

Electronic banking fees, which include debit card interchange fees, improved by $1.2 million or 12.4% compared to the prior year, due to a higher volume of debit card transactions which have continued to grow as customers move more towards electronic transactions. Regulatory changes, which became effective October 1, 2011 for card issuers with more than $10 billion in assets, place a cap on debit card interchange fees. Although not directly subject to the new regulations, WesBanco anticipates some market-related long-term impact on its electronic banking fees in the future from these changes.

Gains on the sale of mortgage loans increased $0.9 million or 45.5% compared to 2011 primarily from increased volume and margins on sold loans. Overall mortgage production increased 52% from 2011 to $346.1 million, while mortgages sold into the secondary market during the twelve months ended December 31, 2012 increased 66% to $130.9 million compared to 2011.

Net losses on other real estate owned and other assets decreased $1.0 million compared to 2011 due to improved pricing for liquidated property. Other real estate owned balances have increased $3.0 million since December 31, 2011, due to the acquisition of $3.7 million of other real estate owned from Fidelity. Excluding Fidelity, other real estate owned balances would have been reduced by 24.7% from December 31, 2011.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2012	2011
Salaries and wages	$58,913	$56,673	$2,240	4.0
Employee benefits	21,462	17,321	4,141	23.9
Net occupancy	10,905	11,255	(350)	(3.1)
Equipment	9,221	8,745	476	5.4
Marketing	4,235	5,142	(907)	(17.6)
FDIC insurance	3,899	4,768	(869)	(18.2)
Amortization of intangible assets	2,150	2,410	(260)	(10.8)
Restructuring and merger-related expense	3,888	—	3,888	100.0

Other operating expenses:
Miscellaneous, franchise, and other taxes	5,629	5,334	295	5.5
Postage	3,071	3,201	(130)	(4.1)
Consulting, regulatory, accounting and advisory fees	3,971	3,599	372	10.3
Other real estate owned and foreclosure expenses	2,082	3,188	(1,106)	(34.7)
Legal fees	2,517	2,888	(371)	(12.8)
Communications	2,536	2,600	(64)	(2.5)
ATM and interchange expenses	3,748	2,921	827	28.3
Supplies	2,460	2,440	20	0.8
Other	9,433	7,810	1,623	20.8

Total other operating expenses	35,447	33,981	1,466	4.3

Total non-interest expense	$150,120	$140,295	$9,825	7.0

Non-interest expense increased $9.8 million or 7.0% for the year compared to 2011 primarily due to restructuring and merger-related expenses of $3.9 million and employee-related expenses of $6.4 million. Merger expenses in 2012 related to the Fidelity acquisition were $3.2 million, while restructuring costs associated with the closure of six branch offices were $0.7 million. Total non-interest expense would have increased 4.2% for the year without these charges. Employee-related expenses were up $6.4 million due to increased FTEs due to the Fidelity acquisition and higher health insurance and pension expense. Partially offsetting these increases were reduced other real estate owned expenses of $1.1 million, reduced marketing expense of $0.9 million and reduced FDIC insurance of $0.9 million.

Salaries and wages increased $2.2 million in 2012 due to routine annual adjustments to compensation, increases in incentive compensation expense, and an increase in FTEs of 139 to 1,507 at December 31, 2012 due to the acquisition of Fidelity. Employee benefits expense increased $4.1 million year-to-date primarily due to higher health insurance expenses and higher pension expense from lower return and discount rate assumptions.

Marketing expenses decreased $0.9 million for the year compared to 2011 primarily due to fewer customer incentives and promotions throughout the year.

FDIC insurance decreased $0.9 million in 2012 due to the new calculation of FDIC insurance expense, effective April 1, 2011.

Restructuring and merger-related expenses of $3.9 million in 2012 include $3.2 million related to the Fidelity acquisition and $0.7 million associated with the closure of six branch offices in the fourth quarter. The branch restructuring charges are primarily related to asset write-downs and severance. The merger-related expenses included approximately $1.0 million related to executive officer change-in-control agreements, $0.9 million in legal expenses and $0.8 million of investment banking fees. Other merger-related expenses in 2012 include system conversion costs, certain accrued severance costs, and accounting and valuation expenses.

Other real estate owned and foreclosure expenses decreased for the year due to ongoing liquidation efforts including the sale of a hospitality property in the fourth quarter of 2011 which operated at a loss in the first nine months of 2011.

ATM and interchange expenses, which include debit card processing fees, increased $0.8 million or 28% for the year compared to 2011, due to a higher volume of debit card transactions during the period, which have continued to grow as customers continue to move more towards electronic transactions.

Other operating expenses for the year have increased primarily due to accelerated amortization and impairment on low income housing projects and higher electronic bill pay expense.

INCOME TAXES

The provision for federal and state income taxes increased to $13.6 million in 2012 compared to $9.8 million in 2011. The increase in income tax expense was due to a $9.5 million increase in pre-tax income, which caused a higher effective tax rate of 21.5% compared to 18.3% for 2011. The increase in the effective tax rate was due primarily to higher pre-tax income.

FINANCIAL CONDITION

Total assets increased 9.8% in 2012, while total deposits and shareholders’ equity increased 12.5% and 12.7%, respectively, compared to December 31, 2011 primarily due to the acquisition of Fidelity. Total borrowings decreased 21.9% in 2012. Portfolio loans increased $448.4 million or 13.8% in 2012 with $313.4 million from the acquisition and the remaining $135.0 million from WesBanco’s originations outpacing paydowns. Separate from the Fidelity acquisition, WesBanco grew outstanding loans 4.2% from the previous year as a result of a 29.7% growth in loan originations from the previous year. The organic loan growth and declines in higher cost borrowings in 2012 were funded by organic deposit growth and the use of other liquid assets. Deposits increased $550.4 million or 12.5% in 2012, with $455.0 million from the acquisition and $95.4 million from organic growth. The organic growth in deposits resulted from a 22.7% increase in demand deposits and an 11.0% increase in savings deposits, which more than offset a 17.2% decrease in money market deposits and a 6.5% decrease in certificates of deposit. The increase in demand and savings deposits are primarily a result of marketing campaigns, customer incentives, additional wealth management deposits, and treasury management and other business banking initiatives for commercial customers. Additionally, deposits increased from customers receiving bonus and royalty payments from gas companies operating in the Marcellus and Utica shale formations in southwestern Pennsylvania, eastern Ohio and northern West Virginia. Such deposits, tracked at the initial deposit, totaled in excess of $225 million in 2012 as compared to $150 million in 2011. The liquidity provided by the increase in deposits was partially utilized to pay down higher cost FHLB advances by $115.6 million in 2012, which was partially offset by the $58.9 million of FHLB advances acquired in the Fidelity acquisition. Total shareholders’ equity increased by $80.4 million primarily due to the issuance of 2,543,132 shares of common stock with a fair value of $53.7 million in connection with the Fidelity acquisition. Additionally, net income exceeded dividends paid to common shareholders by $30.4 million for the year; however, accumulated other comprehensive income decreased $5.5 million from unrealized losses in the defined benefit pension plan, which were partially offset by unrealized gains recorded in the available-for-sale securities portfolio. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 6.77% at December 31, 2012 from 6.68% at December 31, 2011, primarily as a result of the increase in shareholders’ equity somewhat offset by an increase in tangible assets mostly due to the Fidelity acquisition. See non-GAAP Measures within “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2012-2011		2010
(dollars in thousands)	2012	2011	$ Change	% Change
Available-for-sale (at fair value)
Other government agencies	$96,612	$198,720	$(102,108)	(51.4)	$363,135
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	732,210	588,092	144,118	24.5	353,345
Obligations of states and political subdivisions	148,635	180,433	(31,798)	(17.6)	210,808
Corporate debt securities	32,685	44,066	(11,381)	(25.8)	25,583

Total debt securities	1,010,142	1,011,311	(1,169)	(0.1)	952,871
Equity securities	11,102	5,029	6,073	120.8	4,610

Total available-for-sale securities	$1,021,244	$1,016,340	$4,904	0.5	$957,481

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	152,872	247,938	(95,066)	(38.3)	202,062
Other residential collateralized mortgage obligations	353	783	(430)	(54.9)	1,224
Obligations of states and political subdivisions	449,284	342,752	106,532	31.1	263,973
Corporate debt securities	—	1,452	(1,452)	(100.0)	1,451

Total held-to-maturity securities	602,509	592,925	9,584	1.6	468,710

Total securities	$1,623,753	$1,609,265	$14,488	0.9	$1,426,191

Available-for-sale securities:
Weighted average yield at the respective year end (2)	2.36%	2.86%			3.46%
As a % of total securities	62.9%	63.2%			67.1%
Weighted average life (in years)	3.2	2.8			4.0

Held-to-maturity securities:
Weighted average yield at the respective year end (2)	4.24%	4.62%			4.84%
As a % of total securities	37.1%	36.8%			32.9%
Weighted average life (in years)	5.0	5.3			6.8

Total securities:
Weighted average yield at the respective year end (2)	3.06%	3.51%			3.91%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	3.9	3.7			4.9

(1)

At December 31, 2012, 2011 and 2010, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, increased $14.5 million or 0.9% from December 31, 2011 to December 31, 2012. The overall securities increase for the year was primarily due to increases in the mortgage-backed, collateralized mortgages and municipal categories, partially offset by decreases in government agencies and corporate securities, primarily due to calls and maturities. WesBanco does not have any material investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

The investment portfolio’s tax-equivalent yield at year end, combining both the held-to-maturity and available-for-sale portfolios, decreased from 3.51% at December 31, 2011, to 3.06% at December 31, 2012. The decrease in the portfolio yield is directly attributable to the prolonged lower interest rate environment which is affecting the repricing of most fixed income securities. Total cash flows from the portfolio increased $384.4 million from 2011 primarily due to cash flows from sales of securities. This significant increase is primarily due to the sale of approximately 58% of Fidelity’s acquired investment portfolio in December totaling $128.8 million as part of a portfolio restructuring. Cash flows from the portfolio due to calls, maturities and prepayments decreased in 2012 by 8.8% to $514.9 million, from $564.7 million for 2011. Although prepayment speeds on mortgage-backed securities remained high throughout 2012, reduced calls on other government agencies from 2011 to 2012 due to the lower size of that portion of the portfolio contributed to the overall decrease in cash flows from calls, maturities and prepayments.

Total gross unrealized securities losses decreased by $0.4 million, from $1.9 million at December 31, 2011 to $1.5 million at December 31, 2012. WesBanco had $134.7 million in investment securities in an unrealized loss position for less than twelve months at December 31, 2012, which was a 29.8% decrease from the $192.0 million for the same category at December 31, 2011. This decrease was due to the continued lower interest rate environment in 2012. In addition, at December 31, 2012, WesBanco had $20.8 million in investment securities in an unrealized loss position for more than twelve months which was an increase from the $15.8 million for the same category at December 31, 2011. WesBanco believes that all of the unrealized securities losses at December 31, 2012 were temporary impairment losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information.

Net unrealized pre-tax gains on available-for-sale securities were $20.7 million at December 31, 2012, compared to $18.0 million at December 31, 2011. These net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax gains on the held-to-maturity portfolio, which are not accounted for in other comprehensive income, increased to $36.8 million at December 31, 2012 from $28.5 million at December 31, 2011 for similar reasons as those securities in the available-for-sale category.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2012. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2012
	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed and equity		Total
(in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
Other government agencies	$2,500	4.75%	$12,809	0.49%	$46,489	1.26%	$34,459	1.03%	—	—	$96,257	1.17%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	721,824	1.86%	721,824	1.86%
Obligations of states and political subdivisions (3)	8,667	4.93%	46,357	6.31%	35,558	5.76%	48,929	5.04%	—	—	139,511	5.64%
Corporate debt securities	5,107	1.39%	18,249	1.35%	2,000	2.06%	7,350	3.36%	—	—	32,706	1.85%
Equity securities (4)	—	—	—	—	—	—	—	—	10,207	6.17%	10,207	6.17%

Total available-for-sale securities	$16,274	3.79%	$77,415	4.18%	$84,047	3.18%	$90,738	3.38%	$732,031	1.92%	$1,000,505	2.36%

Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	$152,872	3.17%	$152,872	3.17%
Other residential collateralized mortgage obligations (2)	—	—	—	—	—	—	—	—	353	4.58%	353	4.58%
Obligations of states and political subdivisions (3)	2,737	2.77%	9,080	4.09%	105,595	4.64%	331,872	5.07%	—	—	449,284	4.94%

Total held-to-maturity securities	$2,737	2.77%	$9,080	4.09%	$105,595	4.64%	$331,872	5.07%	$153,225	3.17%	$602,509	4.24%

Total securities	$19,011	3.64%	$86,495	4.17%	$189,642	3.99%	$422,610	4.71%	$885,256	2.14%	$1,603,014	3.06%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected prepayments within one year are expected to be approximately $234.6 million.
(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
(4)	Equity securities, which have no stated maturity, are not assigned a maturity category.

Cost-method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $21.3 million and $21.9 million at December 31, 2012 and December 31, 2011, respectively, and are included in other assets in the Consolidated Balance Sheets.

WesBanco did not recognize any dividend income on FHLB of Pittsburgh stock for the year ended December 31, 2011, due to a suspension of dividends. The FHLB of Pittsburgh resumed paying dividends in 2012, and a total of $33,000 of dividend income was recognized, which represented an annualized rate of 0.17%. Additionally, the Bank owned $1.3 million and $1.6 million of FHLB of Cincinnati stock at December 31, 2012 and 2011, respectively, which paid a cash dividend at an annualized rate of 4.44% in 2012 totaling $0.1 million and a cash dividend of $0.1 million in 2011, representing an annualized rate of 4.25%.

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio, which comprises 37.8% of the total portfolio at fair value, based on the combined S&P and Moody’s ratings of the individual bonds:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value):
AAA rating	$55,225	8.8	$52,791	9.7
AA rating	470,259	74.8	388,659	71.4
A rating	77,071	12.3	64,125	11.7
Below an A rating (1)	14,005	2.2	24,351	4.5
No rating	11,774	1.9	14,580	2.7

Total municipal bond portfolio	$628,334	100.0	$544,506	100.0

(1)	All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General obligation	$456,405	72.6	$393,755	72.3
Revenue	171,929	27.4	150,751	27.7

Total municipal bond portfolio	$628,334	100.0	$544,506	100.0

Municipal bond issuer:
State issued	$43,268	6.9	$60,034	11.0
Local issued	585,066	93.1	484,472	89.0

Total municipal bond portfolio	$628,334	100.0	$544,506	100.0

The amortized cost of the municipal bond portfolio at December 31, 2012 and 2011 was $588.8 million and $514.5 million, respectively. The municipal bond portfolio is broadly spread across the U.S. with 62% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Texas, Illinois, and Michigan, respectively.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. Additionally, a review of the credit and capacity to repay of certain non-rated municipal securities is performed by an independent third party. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 17, “Fair Value Measurements,” in the Consolidated Financial Statements.

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

Total portfolio loans increased $448 million or 13.8% in 2012. This increase is attributable to $313 million of loans at fair value acquired from Fidelity and $135 million or 4.2% organic growth for the year. The Bank experienced record new loan volume in excess of $1 billion for all loan types in 2012 as certain markets experienced an increase in business growth and economic activity. This record level of loan production was achieved while maintaining or improving credit quality and pricing standards despite fierce competition for new business.

TABLE 9. COMPOSITION OF LOANS (1)

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$193,004	5.2	$175,867	5.4	$154,841	4.7	$254,637	7.3	$230,865	6.4
Improved property	1,665,341	44.9	1,509,698	46.5	1,602,408	48.6	1,525,584	43.8	1,468,158	40.7

Total commercial real estate	1,858,345	50.1	1,685,565	51.9	1,757,249	53.3	1,780,221	51.2	1,699,023	47.1
Commercial and industrial	478,025	12.9	426,315	13.1	412,726	12.5	451,688	13.0	510,902	14.2
Residential real estate:
Land and construction	11,805	0.3	9,654	0.3	7,714	0.2	8,787	0.3	15,896	0.4
Other	781,897	21.0	611,729	18.9	600,979	18.2	699,610	20.1	841,103	23.3
Home equity	277,226	7.5	251,785	7.8	249,423	7.6	239,784	6.9	217,436	6.0
Consumer	280,464	7.6	254,320	7.8	260,585	7.9	290,856	8.2	319,949	8.9

Total portfolio loans	3,687,762	99.4	3,239,368	99.8	3,288,676	99.7	3,470,946	99.7	3,604,309	99.9
Loans held for sale	21,903	0.6	6,084	0.2	10,800	0.3	9,441	0.3	3,874	0.1

Total loans	$3,709,665	100.0	$3,245,452	100.0	$3,299,476	100.0	$3,480,387	100.0	$3,608,183	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs.

Total CRE loans, which represent just over half of the portfolio, increased $173 million or 10.3%, with $99 million of the increase attributable to Fidelity and $74 million or 4.4% resulting from organic growth. Loans on improved property increased $156 million as a result of $82 million acquired from Fidelity and $74 million of organic growth. However, approximately $78 million of loans categorized as construction loans at December 31, 2011 were reclassified to improved property upon completion of construction during 2012. Excluding the acquired and reclassified loans, organic growth in improved property loans for the purchase or refinance of existing properties was relatively flat as new loans exceeding $200 million were offset by unscheduled payoffs and the sale or other exit of non-performing loans during the year.

Land and construction loans increased $17 million or 9.7% as a result of approximately $86 million advanced on new loans originated in 2012 and multi-year projects originated in prior years, and $17 million of loans acquired from Fidelity, net of approximately $78 million of loans reclassified to improved property during the year, with the remaining $9 million decrease resulting primarily from the sale, exit or repayment of non-performing land and residential development loans. A significant amount of new construction loans are for multifamily apartment buildings in the Bank’s metropolitan markets of Columbus and Cincinnati, Ohio and hotels in the Upper Ohio Valley and Western Pennsylvania markets that are experiencing increased room demand from the Marcellus Shale gas exploration and production activity.

C&I loans increased $52 million or 12.1% with $57 million of the increase attributed to Fidelity, while organic loans decreased $5 million primarily due to lower average usage of lines of credit. Outstanding balances on commercial lines approximated 42% of the committed amount at December 31, 2012 compared to 47% at December 31, 2011. Lower line usage is reflective of the economic uncertainty that has encouraged businesses to reduce debt as much as possible. Approximately $29 million of C&I loans acquired from Fidelity are mortgage warehousing lines of credit extended to mortgage origination companies operating in the Pittsburgh market.

Residential real estate loans other than land and construction increased $170 million or 27.8%, with $99 million of the increase attributed to Fidelity. The remaining $71 million or 11.6% increase in organic loans is attributable to management’s decision to retain new 15 year fixed rate loans in the portfolio starting in the second half of 2011 and continuing throughout most of 2012 as opposed to selling such loans in the secondary market. Continued low interest rates also contributed to a high level of refinancing activity during the year. Residential land and construction loans are not material in relation to total residential real estate loans, but also increased $2 million or 22.2% due to a moderate uptick in new housing starts and the Fidelity acquisition.

Home equity lines of credit increased $25 million or 10.1% primarily from $21 million of lines acquired from Fidelity. Organic growth was more subdued at just over 1% as home values remain well below their peak. Growth in home equity lending has come primarily from markets where the Bank does not already have significant market share due to successful marketing campaigns to attract new customers.

Consumer loans increased $26 million or 10.3%. While the Fidelity acquisition added $36 million, the organic portfolio decreased $10 million or 3.9% due to reduced demand as well as tighter underwriting standards for certain types of consumer loans.

Loan commitments, which are not reported on the balance sheet, consist of available balances on lines of credit, letters of credit, deposit account overdraft protection programs, certain loan guarantee contracts, and approved commitments to extend credit. This includes unused commitments that are available to be advanced to the borrower for CRE construction loans, C&I lines and letters of credit, home equity and other consumer lines of credit. Approved commitments to extend credit are included net of any WesBanco loan balances that are to be refinanced by the new loans. Loan commitments are summarized in Table 10.

TABLE 10. COMPOSITION OF LOAN COMMITMENTS

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate:
Land and construction	$188,764	17.0	$122,946	14.5	$61,014	8.8	$77,169	10.3	$117,569	15.3
Improved property	113,164	10.2	102,677	12.1	72,907	10.5	109,900	14.7	74,465	9.7

Total commercial real estate	301,928	27.2	225,623	26.6	133,921	19.3	187,069	25.0	192,034	24.9
Commercial and industrial	408,322	36.8	297,203	35.1	252,522	36.5	255,469	34.1	281,013	36.5
Residential construction	16,043	1.4	11,072	1.3	6,740	1.0	3,015	0.4	5,473	0.7
Home equity	256,324	23.1	209,769	24.8	200,310	28.9	195,943	26.1	193,038	25.1
Consumer	26,283	2.4	15,358	1.8	14,894	2.2	21,222	2.8	21,416	2.8
Deposit overdraft limits	93,654	8.4	85,981	10.1	81,142	11.7	81,125	10.8	74,582	9.7

Total portfolio commitments	1,102,554	99.5	845,006	99.7	689,529	99.6	743,843	99.2	767,556	99.6
Loans held for sale	5,902	0.5	2,415	0.3	2,945	0.4	5,882	0.8	2,704	0.4

Total loan commitments	$1,108,456	100.0	$847,421	100.0	$692,474	100.0	$749,725	100.0	$770,260	100.0

Letters of credit included above	$20,078	1.8	$37,719	4.4	$35,794	5.2	$34,488	4.6	$36,793	4.8

Total portfolio loan commitments increased $261 million or 30.8% between December 31, 2012 and December 31, 2011. The Fidelity acquisition added $44 million and $33 million in available balances on C&I and home equity lines of credit, respectively. Approved commitments to extend credit at December 31, 2012 were $65 million for CRE construction, $65 million for CRE improved property, and $73 million for C&I loans compared to $19 million, $64 million and $21 million respectively at December 31, 2011. Approved construction commitments will be advanced in stages throughout 2013 and 2014 while many of the improved property and C&I commitments are expected to be closed and funded early in 2013. The remainder of the increase is primarily due to the previously discussed CRE construction loans originated in 2012 and lower usage of C&I lines of credit. Letters of credit decreased $18 million or 46.8% between December 31, 2012 and December 31, 2011 due primarily to two letters, one of which was no longer required by the borrower and one which was drawn upon and immediately repaid from cash collateral during 2012.

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

WesBanco extends credit to borrowers that are primarily located within the market areas where the Bank has branch offices. There are no material loans in relation to the total portfolio to commercial borrowers that do not conduct business within the Bank’s market or to finance commercial real estate located outside of the Bank’s market areas unless the borrower also has significant other loan, deposit, trust or other business relationships with the Bank. WesBanco makes consumer loans, including residential real estate and home equity lines of credit, to established customers for second residences or vacation homes that are located outside of the Bank’s market.

The only significant change in the geographic distribution of the portfolio occurred as a result of the Fidelity acquisition, which increased the percentage of total portfolio loans in the Pittsburgh, PA Metropolitan Statistical Area and southwestern Pennsylvania markets from 7% at December 31, 2011 to 15% at December 31, 2012. The approximate geographic distribution of the loan portfolio excluding deposit overdraft limits is summarized in Table 11.

TABLE 11. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	December 31, 2012
	Commercial Real Estate Land & Construction	Commercial Real Estate Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Total Portfolio Loans
Wheeling, WV MSA (1)	9%	9%	18%	15%	20%	17%	13%
Weirton, WV—Steubenville, OH MSA	1	3	10	2	5	5	4
Morgantown, WV MSA	5	6	6	6	6	4	6
Fairmont-Clarksburg, WV MSA	2	3	3	9	6	7	5
Parkersburg, WV—Marietta, OH MSA	9	7	6	4	7	5	6
Charleston, WV MSA	4	3	4	4	3	2	3
West Virginia Other	3	2	7	4	5	9	4
Columbus, OH MSA	39	19	9	7	5	3	13
Dayton-Springfield, OH CSA (2)	3	4	1	5	6	2	4
Cincinnati-Middletown, OH MSA	5	14	3	10	11	2	10
Southeast, OH Non-MSA	2	9	5	12	10	7	9
Ohio Other	1	5	3	4	5	7	4
Pittsburgh, PA MSA-Southwestern PA	13	14	21	15	10	18	15
Pennsylvania Other	3	—	—	—	—	7	1
States Adjacent to WV, OH and PA	1	1	3	1	—	1	1
Outside of Market	—	1	1	2	1	4	2

Total	100%	100%	100%	100%	100%	100%	100%

(1)	Metropolitan Statistical Area (“MSA”).
(2)	Combined Statistical Area (“CSA”).

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

Consumer purpose loans are a homogeneous group, generally consisting of standardized products that are smaller in amount and spread over a larger number of individual borrowers. WesBanco does not maintain current information about the industry in which consumer borrowers are employed. While such information is obtained when each loan is underwritten, it often becomes inaccurate with the passage of time or if borrowers change employment during the term of their loans. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in any of the Bank’s markets. The Bank generally does not risk-grade consumer purpose loans other than as required by the regulatory uniform classification guidelines. To management’s knowledge, there are no concentrations of employment that would have a material adverse impact on consumer purpose loans. However the current economic environment has resulted in higher unemployment in some of the Bank’s markets which increases the risk in the loan portfolio.

Many smaller business loans have the same risk characteristics as consumer loans; however, business loans can also be significantly larger in amount and contain terms and conditions that are unique to each transaction. The Bank maintains a loan grading system that categorizes business loans according to their level of credit risk. Risk grades are intended to reflect each borrower’s ability to repay their loan obligations and other factors that affect the quality of each loan. All business loans are assigned a grade at their inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan. Loans to borrowers with total credit exposure of $1 million or more are generally reviewed at least annually to validate the continued appropriateness of the assigned risk grade. Periodic reviews include evaluating the borrower’s continued capacity to repay, the continued adequacy of collateral, if any, the ability of guarantors to provide a secondary source of repayment, and verification of compliance with applicable loan covenants. To facilitate regular reviews of repayment capacity, borrowers are required to furnish periodic financial statements and other information depending on the size and type of loan, such as accounts receivable aging reports for a revolving line of credit, rent rolls for investment CRE, and project status reports for land development and construction loans. (Please refer to Note 5 of the Financial Statements for a summary of loans by risk grade and a description of each grade.)

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

Commercial Real Estate—CRE is divided into two categories, land and construction, and improved property. Land and construction consists of loans to finance land for development, investment, or other purposes such as surface parking for a commercial business enterprise, farming or removal of natural resources from the earth; construction of residential dwellings for resale and construction of commercial buildings that may be owner-occupied or investment purposes. Construction and development loans are generally made only when the Bank also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. However, even if the Bank has a takeout commitment, construction loans are underwritten as if the Bank will retain the loan upon completion of construction. Improved property loans consists of loans to purchase or refinance owner-occupied and investment properties. Owner-occupied properties consist of loans to borrowers in a diverse range of industries but may include special purpose or single-use types of facilities. Investment properties include 1-to-4 family rental units, multi-family apartment buildings, and other facilities that are rented or leased to unrelated parties of the owner.

Construction and development loans require payment of interest only during the construction or development period, with initial terms that can range from six months to up to three years for larger, multiple phase projects such as residential housing developments and large scale commercial projects. Interest rates may be fully floating based on an appropriate index but may also be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction or development period is typically included in total project costs and therefore may be funded by loan advances. In the event a project is not completed within the initial term, the loan is underwritten at maturity but loan interest beyond the initial term must be paid by the borrower and in some instances an interest reserve deposit account is required to be established as a condition of extending the term. Upon completion of construction, the loan is reclassified to improved property and converted to permanent financing.

TABLE 12. MATURITIES OF COMMERCIAL REAL ESTATE LAND AND CONSTRUCTION LOANS AND COMMITMENTS

	December 31, 2012
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$11,241	$29,817	$348	$41,406
Variable rate loans	28,791	26,775	96,032	151,598

Total commercial real estate land and construction loans	$40,032	$56,592	$96,380	$193,004

Total commercial real estate land and construction loan commitments	$16,932	$121,940	$49,892	$188,764

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

TABLE 13. MATURITIES OF IMPROVED PROPERTY LOANS AND COMMITMENTS

	December 31, 2012
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$26,614	$169,266	$85,426	$281,306
Variable rate loans	68,116	158,503	1,157,416	1,384,035

Total commercial real estate improved property loans	$94,730	$327,769	$1,242,842	$1,665,341

Total commercial real estate improved property loan commitments	$26,320	$69,951	$16,893	$113,164

The primary factors that are considered in underwriting construction and development loans are the overall viability of each project, the experience and financial capacity of the developer or builder to successfully complete the project, market absorption rates and property values. Construction loans also have the unique risk that the builder or developer may not complete the project, or not complete it on time or within budget. Construction risk is generally mitigated by making construction loans to developers with established reputations who operate in the Bank’s markets and have the necessary capital to absorb unanticipated increases in the cost of a project or longer than anticipated absorption, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Construction and development loans that finance speculative building have inherently higher risk. When appropriate, the Bank may require a specified percentage of a residential development to be pre-sold or a commercial investment property to be pre-leased before construction can begin. Requests for advances on construction loans greater than $1 million are generally reviewed by Bank personnel that are not involved in the origination of the loan prior to disbursement of funds.

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

Credit risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers and avoiding concentrations by property type or within geographic markets. Credit risk is further mitigated by requiring borrowers to have adequate down payments or cash equity, thereby limiting the loan balance in relation to the lower of the cost or market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value ratio. The Bank also makes periodic site visits to properties it has financed to observe their condition and occupancy, and monitors the factors in the Bank’s markets that influence real estate collateral values such as rental rates, occupancy trends, and capitalization rates.

Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations of each property prior to the loan being made and, in some instances when the initial term of a loan is being extended. Loan-to-value ratios are generally limited to the maximum loan-to-value ratios prescribed by banking regulations which range from 65% for raw land to 85% for improved commercial property and are based on the lesser of the cost or market value of the property. Regardless of policy or regulatory guidelines, lower ratios may be required for certain types of properties or when other factors exist that may increase the potential volatility of the market value of a particular property type such as single or special use properties that cannot be easily converted to other uses. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk of a higher loan-to-value. Owner-occupied CRE loans are often also secured by all other business assets in addition to the real estate.

Regulatory guidelines also limit the aggregate of loans with loan-to-value ratios in excess of the prescribed loan-to-value ratios to 30% of risk-based capital. The aggregate of all CRE loans, which includes unfunded commitments, that exceeded the regulatory ratios approximated $126 million or 22% of risk-based capital at December 31, 2012 and $108 million or 23% of risk-based capital at December 31, 2011. The increase in the amount of such loans is primarily attributable to three multi-family apartment construction loans originated in 2012 that exceed the regulatory ratios based on the loan-to-cost of the project. All three of these loans, which approximate $31 million, will be within the regulatory ratio for improved property based on their appraised values upon completion and stabilized occupancy. The percentage of risk-based capital that all exceptions to the regulatory guidelines represent was relatively unchanged as a result of the increase in capital associated with the Fidelity acquisition.

The downturn in the real estate market that began in 2007 has resulted in declines in property values for many properties. The degree of decline in value varies by geographic market with the most significant declines in the metropolitan markets of Dayton and Cincinnati and to a lesser extent Columbus, West Virginia and Pennsylvania markets. The exact impact of the decline in collateral values cannot be precisely determined; however, the portfolio is periodically evaluated using ranges of decline in value to determine the impact on the continued adequacy of collateral. New appraisals are obtained to more accurately assess current market values when the primary source of repayment may no longer be adequate to repay the loan under its original terms, there is increased dependence on the value of the collateral, or the loan is being extended beyond its original maturity.

The Bank also monitors CRE loans for potential concentrations by geographic location, within a single property type, or dependence on a common tenant for investment property. The geographic distribution of CRE loans is set forth in Table 11. The composition of CRE loans by property or project type is set forth in Table 14. There is no known concentration of loans secured by properties that are occupied by a common tenant or a group of tenants in the same industry.

TABLE 14. COMPOSITION OF COMMERCIAL REAL ESTATE LOANS BY PROPERTY TYPE OR PROJECT TYPE (1)

	December 31, 2012
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital (2)	Average Loan	Largest Exposure
Construction and development:
Land and land development	$55,726	$5,092	$60,818	2.8	10.9	$168	$2,915
Residential development	24,133	15,404	39,537	1.8	7.1	460	3,750
Commercial construction	113,145	168,268	281,413	13.1	50.2	4,770	20,800

Total construction and development	193,004	188,764	381,768	17.7	68.1	752	20,800

Residential investment property:
Multi family apartments	263,204	10,603	273,807	12.7	48.9	601	15,333
1-to-4 family rentals	125,120	5,333	130,453	6.0	23.3	90	1,407
Commercial investment property:
Shopping centers and retail stores	189,999	10,367	200,366	9.3	35.8	1,077	13,971
Office buildings	131,566	13,625	145,191	6.7	25.9	642	10,490
Industrial buildings and warehouses	33,971	535	34,506	1.6	6.2	605	6,633
Hotels and motels	117,997	982	118,979	5.5	21.2	2,587	14,215
Senior living facilities	20,859	—	20,859	1.0	3.7	1,605	5,985
Storage buildings	27,463	511	27,974	1.3	5.0	560	2,946
Dormitories	26,396	2	26,398	1.2	4.7	2,640	10,200
Other special use facilities	40,395	332	40,727	1.9	7.3	326	4,598
Mixed or multiple use facilities	83,965	12,341	96,306	4.5	17.2	463	7,352
General use facilities	37,611	1,907	39,518	1.7	7.1	154	3,450

Total residential and commercial investment property	1,098,546	56,538	1,155,084	53.4	206.1	374	15,333

Total construction, development and investment property	1,291,550	245,302	1,536,852	71.1	274.3	427	20,800

Owner-occupied commercial property:
Retail stores	57,816	12,684	70,500	3.3	12.6	408	10,000
Office buildings	83,392	4,020	87,412	4.0	15.6	299	5,250
Industrial buildings and warehouses	73,080	9,848	82,928	3.8	14.8	471	5,031
Hospitals	17,166	171	17,337	0.8	3.1	826	4,672
Senior living facilities	63,091	3,333	66,424	3.1	11.9	2,142	20,696
Restaurants	35,868	710	36,578	1.7	6.5	310	2,928
Gasoline stations	29,621	—	29,621	1.4	5.3	559	3,003
Carwashes and autocare	22,203	235	22,438	1.0	4.0	281	1,826
Recreation facilities	17,570	191	17,761	0.8	3.2	467	5,872
Houses of worship	23,970	561	24,531	1.1	4.4	206	1,829
Other special use facilities	65,562	4,030	69,592	3.2	12.4	324	11,066
Mixed or multiple use facilities	42,270	3,426	45,696	2.2	8.2	261	5,207
General use facilities	35,186	17,417	52,603	2.5	9.4	255	4,571

Total owner-occupied commercial property	566,795	56,626	623,421	28.9	111.3	372	20,696

Total commercial real estate	$1,858,345	$301,928	$2,160,273	100.0	385.5	$408	$20,800

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.
(2)	Total risk-based capital.

Land and land development exposure decreased $10 million or 14.5% and residential development exposure decreased $4 million or 9.9% in 2012 as the Bank continued to reduce exposure in both of these categories from the sale of units, by limiting funding of additional units, and restricting the amount of lending for new development projects. In addition, approximately $4 million of the decrease is attributable to charge-offs of two land development loans.

Conversely, commercial construction exposure increased $98 million or 53.1% from $184 million at December 31, 2011 to $281 million at December 31, 2012. Approximately $72 million or 25.6% of the total exposure consists of seven loans for multi-family apartment buildings in the Columbus, Ohio market. Another $33 million or 11.7% of the total consists of five hotel loans in the Upper Ohio Valley and Western Pennsylvania markets. The remaining commercial construction exposure is not concentrated in any one property type or market and there is no exposure located outside of the Bank’s geographic markets.

Improved investment CRE exposure increased $140 million or 13.8%. Approximately $63 million of the increase is attributable to the Fidelity acquisition with the remaining $77 million representing organic growth of 7.6%. Approximately $50 million of the organic increase consists of loans that were reported as commercial construction at December 31, 2011 and transferred to CRE improved property in 2012. The most significant changes, including the impact of Fidelity, occurred in multi-family apartments, which increased $56 million or 25.6%, shopping centers and retail stores, which increased $43 million or 27.7%, office buildings, which increased $27 million or 22.8%, and hotels and motels, which decreased $14 million or 10.6%. However, the relative composition of improved investment property loans did not change materially from 2011. Multi-family apartment and 1-to-4 family rental property loans represented 34% of total improved investment property exposure at December 31, 2012 and 2011. No other property type represented more than 20% of the total. Similarly, total improved investment property loans represented 53% of total CRE loans at December 31, 2012 and 2011. The Columbus, Ohio market and southwestern Ohio markets, which include the Cincinnati and Dayton MSAs, represent 25% and 23% respectively of the multi-family apartment and 1-to-4 family rental property exposure, while the Columbus market also represents 34% of the total of all other improved investment property types.

Improved owner-occupied CRE exposure increased $26 million or 4.4%. The Fidelity acquisition added approximately $25 million to this category while organic loans were relatively unchanged from the previous year. As a result, total improved owner-occupied exposure represented 29% of total CRE exposure at December 31, 2012 compared to 31% at December 31, 2011. Retail stores were the only property type that increased significantly, from $50 million or 8.3% of the total at December 31, 2011 to $71 million or 11.3% of the total at December 31, 2012. Most other property type exposures decreased during the year. Owner-occupied CRE is generally diversified with no property type representing more than 15% of total improved owner-occupied exposure. The upper Ohio Valley market, which includes the Wheeling, West Virginia MSA, represents 25% of the total owner-occupied exposure.

WesBanco also categorizes owner-occupied CRE loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. Owner-occupied CRE is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy with no one sector or industry representing more than 18% of risk-based capital as set forth in Table 15. There was no significant change in the relative composition of owner-occupied CRE loans by industry between December 31, 2011 and 2012.

TABLE 15. OWNER-OCCUPIED COMMERCIAL REAL ESTATE BY OCCUPANT INDUSTRY

	December 31, 2012
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital (2)	Average Loan	Largest Exposure
Agriculture & farming	$2,233	$132	$2,365	0.4	0.4	$237	$1,073
Energy—oil and gas	1,462	—	1,462	0.2	0.3	487	1,120
Energy—mining and utilities	3,808	—	3,808	0.6	0.7	476	2,340
Construction—general contracting	6,128	1,883	8,011	1.3	1.4	229	673
Construction—specialty trades	15,946	2,017	17,963	2.9	3.2	260	1,689
Manufacturing—primary metals	4,844	—	4,844	0.8	0.9	1,615	3,100
Manufacturing—other	26,267	5,602	31,869	5.1	5.7	329	3,613
Wholesale and distribution	27,077	1,602	28,679	4.6	5.1	410	3,449
Retail—automobile sales	16,715	10,766	27,481	4.4	4.9	833	2,982
Retail—other products	78,731	12,889	91,620	14.7	16.4	422	3,992
Transportation and warehousing	18,138	1,633	19,771	3.2	3.5	471	5,196
Information and communications	2,845	6	2,851	0.5	0.5	238	1,480
Finance and insurance	7,163	902	8,065	1.3	1.4	224	921
Real estate services	24,185	785	24,970	4.0	4.5	151	3,389
Equipment leasing	4,728	6	4,734	0.8	0.8	364	1,726
Services—business and professional	22,647	4,005	26,652	4.3	4.8	224	2,007
Services—personal and other	64,323	1,983	66,306	10.6	11.8	310	11,066
Schools and educational services	18,328	1,474	19,802	3.2	3.5	900	6,000
Healthcare—medical practitioners	36,499	253	36,752	5.9	6.6	343	3,634
Healthcare—hospitals and other	93,106	3,658	96,764	15.5	17.3	1,273	20,696
Entertainment and recreation	19,300	192	19,492	3.1	3.5	415	5,872
Restaurants and lodging	37,843	892	38,735	6.2	6.9	296	2,928
Religious organizations	23,869	561	24,430	3.9	4.4	205	1,829
Government organizations	8,449	172	8,621	1.4	1.5	254	1,495
Unclassified and other industries (1)	2,161	5,213	7,374	1.1	1.3	410	609

Total owner occupied real estate	$566,795	$56,626	$623,421	100.0	111.3	$367	$20,696

(1)	Certain approved commitments that have not yet been categorized by industry are included in the total of unclassified and other industries.
(2)	Total risk-based capital.

The five largest CRE customer relationships which may include loans that are identified as the largest loan by property or project type in Table 14 and by industry in Table 15 approximate $221 million at December 31, 2012 compared to $147 million at December 31, 2011. Loans to this group of customers finance multi-family apartments, retail and office investment properties, hotels, and owner-occupied retail stores.

Participations in CRE loans, originated by other financial institutions, including construction loans, approximated $106 million or 4.9% of total CRE credit exposure at December 31, 2012 compared to $59 million or 3.1% at December 31, 2011. Included in this total is approximately $11 million of Shared National Credits at December 31, 2012 compared to $15 million at December 31, 2011. All of the exposure to participations purchased from other institutions is for properties located within the Bank’s defined market.

In addition to the methods in which the Bank monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two threshold test to identify whether a bank has an overall concentration of CRE lending. The first threshold measures whether loans for land, land development, residential construction and commercial construction exceed 100% of total risk-based capital. The second threshold measures whether the total of loans included in the first threshold plus multi-family and other commercial investment property exceed 300% of total risk-based capital. The following table summarizes the Bank’s CRE exposure according to the regulatory concentration guidelines.

TABLE 16. COMMERCIAL REAL ESTATE RELATIONSHIP TO RISK BASED CAPITAL

	December 31, 2012
(dollars in thousands)	Total Exposure	% of Capital (1)	Regulatory Guideline
Land, land development, residential construction and commercial construction loans	$381,768	68.1	100%
Multi-family and other commercial investment property, excluding 1-to-4 family rental property	1,024,631	182.9

Total CRE loans for concentration test purposes	$1,406,399	251.0	300%

(1)	Total risk-based capital.

WesBanco categorizes 1-to-4 family rental property loans as CRE for financial reporting purposes because those loans are investment property and generally dependent on rental income for their repayment. However, loans secured by 1-to-4 family rental property are not included in the regulatory definition of investment CRE for purposes of the foregoing concentration test and are instead categorized as part of 1-4 family mortgages. Similarly, loans secured by owner-occupied CRE are also excluded for purposes of this concentration test.

Additionally, hotels and motels are typically categorized by many banks, including WesBanco, as investment property even though they possess many of the characteristics of owner-occupied CRE or a commercial business because the owners of many hotel and motel properties are also the operators. If hotels and motels are excluded from the amounts reflected in Table 16, the resulting percentage of capital for total CRE loans would be 230%.

Commercial and Industrial Loans—Most C&I borrowers are privately-held companies with annual sales generally not in excess of $50 million. C&I loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes, and term loans to finance fixed assets other than real estate for a wide variety of businesses. Commercial lines of credit and letters of credit are generally renewable or may be cancelled annually by the Bank. However, lines of credit and letters of credit may also be committed for up to three years when appropriate. Loans secured by equipment and other types of collateral are generally amortizing and have terms that are consistent with the purpose of the loan and the estimated useful life of the collateral that generally do not exceed ten years. Interest rates on lines of credit are generally variable based on a short-term interest rate index such as the Prime Rate or LIBOR, while interest rates on term loans may be fixed for the entire term of the loan or adjustable ranging from one to five years based on an appropriate index.

TABLE 17. MATURITIES OF COMMERCIAL AND INDUSTRIAL LOANS AND COMMITMENTS

	December 31, 2012
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$17,666	$68,519	$19,430	$105,615
Variable rate loans	177,858	81,601	112,951	372,410

Total commercial and industrial loans	$195,524	$150,120	$132,381	$478,025

Total commercial and industrial loan commitments	$260,645	$121,161	$26,516	$408,322

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

The Bank categorizes C&I loans by industry according to standard industry classifications and monitors the portfolio for possible concentrations in one or more industries as well as multiple industries that may be impacted in the same manner by economic events or other external influences. The C&I portfolio is not concentrated in any single industry, but reflects a diverse range of businesses from all sectors of the economy, with no significant concentration in any single sector or industry as set forth in Table 18. The most significant changes in the composition of C&I loans between December 31, 2012 and December 31, 2011 is a $95 million increase in exposure to the finance sector, $51 million of which represents the addition of mortgage warehousing lines of credit acquired from Fidelity, with the remainder primarily attributable to new lines of credit to other financial institutions. Fidelity’s mortgage warehousing lines of credit are to companies that originate residential mortgage loans for sale to third party investors in the secondary market. Advances on these lines are made when the borrowers originate individual mortgage loans and repaid when the loans are sold, with advances being outstanding for a period that generally ranges from 15 to 60 days. Other significant changes in the composition of C&I loans between 2011 and 2012 include a $26 million increase to hospitals and other healthcare businesses, a $21 million increase to general construction contractors servicing the energy industry. No other industry exposures increased or decreased by more than $20 million during the year. Unclassified and other industries in Table 18 include approved loan commitments that had not yet been categorized according to any particular industry at December 31, 2012.

The Western Pennsylvania market, which includes the Pittsburgh MSA increased from 12% to 21% of total C&I exposure as a result of the Fidelity acquisition. Refer to Table 11 for the geographic distribution of C&I loans.

TABLE 18. COMPOSITION OF COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY (1)

	December 31, 2012
(dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total	% of Capital (2)	Average Loan	Largest Exposure
Agriculture & farming	$2,980	$1,072	$4,052	0.5	0.7	$42	$350
Energy—oil and gas	17,400	10,004	27,404	3.1	4.9	652	15,270
Energy—mining and utilities	4,939	12,847	17,786	2.0	3.2	349	4,133
Construction—general contracting	26,794	45,283	72,077	8.1	12.9	325	12,000
Construction—specialty trades	24,254	16,572	40,826	4.6	7.3	138	4,310
Manufacturing—primary metals	8,252	16,484	24,736	2.8	4.4	1,124	8,840
Manufacturing—other	27,294	28,673	55,967	6.3	10.0	251	7,500
Wholesale and distribution	17,039	21,605	38,644	4.4	6.9	199	3,000
Retail—automobile sales	15,946	15,974	31,920	3.6	5.7	602	6,000
Retail—other products	22,240	27,676	49,916	5.6	8.9	166	4,000
Transportation and warehousing	15,281	6,415	21,696	2.4	3.9	85	1,500
Information and communications	3,364	276	3,640	0.4	0.6	126	992
Finance and insurance	50,782	58,122	108,904	12.3	19.4	999	15,000
Real estate services	26,157	7,535	33,692	3.8	6.0	119	5,289
Equipment leasing	15,004	8,661	23,665	2.7	4.2	269	3,976
Services—business and professional	42,189	24,184	66,373	7.5	11.8	156	10,900
Services—personal and other	17,310	8,010	25,320	2.9	4.5	113	6,011
Schools and educational services	6,606	20,286	26,892	3.0	4.8	996	9,545
Healthcare—medical practitioners	12,530	7,406	19,936	2.2	3.6	93	710
Healthcare—hospitals and other	38,361	25,168	63,529	7.2	11.3	588	22,000
Entertainment and recreation	11,714	2,675	14,389	1.6	2.6	277	3,798
Restaurants and lodging	15,828	2,480	18,308	2.1	3.3	109	1,387
Religious organizations	30,869	19,233	50,102	5.7	8.9	795	15,000
Government organizations	15,901	3,051	18,952	2.1	3.4	157	3,000
Unclassified and other industries	8,991	18,630	27,621	3.1	5.0	212	1,498

Total commercial and industrial loans	$478,025	$408,322	$886,347	100.0	158.2	$233	$22,000

(1)	Average loan and largest loan represent the average, or largest, contractual obligation of WesBanco, which may or may not be fully funded.
(2)	Total risk-based capital.

The five largest C&I borrowing relationships, which may include loans identified as the largest loan within an industry in Table 18, approximated $161 million at December 31, 2012 and 2011. This exposure to the largest borrowing relationships is not concentrated in any one industry. Approximately $53 million of this total is fully secured by marketable securities with an appropriate loan-to-value ratio.

Loans secured by bank deposit accounts and marketable securities represent the lowest risk when properly margined and monitored. The total of such loans, including the large relationships discussed above, approximate $143 million at December 31, 2012 compared to $123 million at December 31, 2011. The increase in loans secured by liquid assets is the result of a focus on generating C&I loans to high income, high net-worth customers who also have trust or brokerage account relationships with the Bank.

Conversely, unsecured loans, which represent the highest risk, approximate $63 million or 7.1% of total C&I exposure at December 31, 2012 compared to $80 million or 9.0% and December 31, 2011. The largest unsecured loan is $3 million at December 31, 2012 and 2011 and the average unsecured loan is less than $100,000 at both year-ends.

Participations in C&I loans originated by other financial institutions approximated $40 million or 4.5% of total C&I exposure at December 31, 2012 compared to $50 million or 7.0% at December 31, 2011. Included in this total is approximately $32 million of Shared National Credits at both year-ends. All of this exposure to participations purchased from other institutions is to borrowers that are headquartered in or have significant operations within the Bank’s defined market.

When the total exposure of owner-occupied CRE by industry set forth in Table 15 is combined with C&I exposure set forth in Table 18, the largest combined exposures are hospitals and other healthcare facilities at $160 million or 28.6% of total risk-based capital, retail sales other than automobiles at $142 million or 25.3% of total risk-based capital, and finance and insurance at $117 million or 20.8% of total risk-based capital. Approximately $51 million of the finance and insurance sector includes the mortgage warehousing lines discussed above. No other industry sectors represent more than 20% of total risk-based capital, although when business, professional, personal and other services are combined they represent $185 million or 32.9% of total risk-based capital. However, these sectors are diversified among many different types of service businesses.

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

The Bank originated approximately $215 million of residential real estate loans for retention in the portfolio in 2012 compared to $149 million in 2011, and approximately $131 million of residential real estate loans for sale in the secondary market in 2012 compared to $79 million in 2011. The increase in both categories reflects increases in the amount of refinancing activity, which accounted for approximately 60% of new loans, additional mortgage origination staff to capture a greater percentage of activity in certain markets, and management’s decision to retain higher quality loans in the portfolio starting in the second half of 2011 and continuing throughout most of 2012.

Residential real estate loans are generally, but not always, underwritten to secondary market lending standards even when the loan will be retained in the portfolio. The Bank uses automated underwriting systems developed for the secondary market that rely on empirical data to evaluate each loan application and assess credit risk. When appropriate, automated underwriting systems are supplemented by a traditional analysis of the borrowers’ ability to repay their obligations, their credit history, the amount of their down payment, and the market value or other characteristics of the property.

Portfolio loans can have terms ranging up to 30 years. Interest rates on residential real estate loans held in the portfolio may be fixed for up to 15 years. The remainder of the portfolio has interest rates that are primarily based on the Treasury Constant Maturity index and generally adjust from between one and five years. Construction loans require payment of interest only during the construction period, which generally ranges from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a residence. The Bank does not originate stated income, interest only or option-adjustable rate mortgages for retention in the portfolio or for sale in the secondary market.

TABLE 19. MATURITIES OF RESIDENTIAL REAL ESTATE LOANS AND COMMITMENTS

	December 31, 2012
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$3,375	$14,310	$578,001	$595,686
Variable rate loans	462	5,653	191,901	198,016

Total residential real estate loans	$3,837	$19,963	$769,902	$793,702

Total residential real estate loan commitments	$—	$—	$16,043	$16,043

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

Portfolio loans include construction loans for residences that are being built under contract for owner-occupants and loans to finance vacant land upon which the owner intends to construct a residence at a future date. Loans to contractors to finance speculative residential construction and land for development are categorized as CRE loans. Residential construction loans have the added risk that the builder may not complete the residence, or not complete it on time or within budget. Residential construction loans are typically made with the expectation that they will convert to a permanent mortgage loan upon completion of construction. Construction risk is mitigated by evaluating the builder’s reputation in the market, periodically inspecting construction in progress, and disbursing the loan as specified stages of each project are completed.

The Bank generally does not obtain new appraisals of residential properties unless the borrower requests a modification or refinance of the loan, the loan is in default, or there is otherwise an increased dependence on the value of the collateral. Residential real estate loans that were originated in the five year period from 2002 to 2006 prior to the downturn in housing approximate $272 million or 34% of the total, including $35 million acquired from Fidelity at December 31, 2012, compared to $306 million or 49% of the total at December 31, 2011. The remaining balance of loans originated during this period as a percentage of the original loan amount ranges from 81% for loans originated in 2006 to 55% for loans originated in 2002, which should provide adequate collateral protection in most instances. At December 31, 2012 approximately $468 million or 59% of the total, including $62 million from Fidelity, were originated after 2006 or subsequent to the beginning of the downturn in housing compared to $258 million or 42% of the total at December 31, 2011. The loan-to-value ratio for loans originated subsequent to the downturn is based on current appraisals that should reflect any declines in property values during the downturn in the market. The average loan- to-value ratio for the residential real estate portfolio is estimated to be in the range of 65% to 70% using assumptions where necessary to adjust original appraised values for estimated declines in value based on the year in which each loan originated.

The aggregate of residential real estate loans with loan-to-value ratios in excess of 90% without some form of credit enhancement such as mortgage insurance approximate $24 million at December 31, 2012 compared to approximately $18 million at December 31, 2011 or less than 4% of total risk-based capital at both dates. The housing crisis placed significant pressure on the mortgage insurance industry’s ability to satisfy claims. However, to date WesBanco has not experienced any material losses as a result of an inability to collect on a mortgage insurance policy.

Rental properties underwritten as residential real estate loans by acquired banks approximate $23 million or 2.9% of total residential real estate loans at December 31, 2012 compared to $25 million or 4.0% of the total at December 31, 2011. These loans are in addition to 1-to-4 family rental property loans that are reported as CRE loans. These properties have generally experienced higher delinquency and greater declines in value than owner-occupied dwellings.

Approximately $13 million or less than 1.6% of residential real estate loans at December 31, 2012 consists of pools of mortgages originated by other institutions compared to $18 million or 3.0% at December 31, 2011. These loans originated primarily in 2004 and have remaining balances that represent less than 15% of their original amounts through scheduled and unscheduled repayments. Approximately 75% of the loans in these pools financed properties in the states of West Virginia, Ohio and Pennsylvania or contiguous states. WesBanco has not experienced any material losses on this group of loans.

Approximately 50% of residential real estate loans are secured by properties in West Virginia where property values have generally been more stable. Residential real estate values have generally declined since 2007 with the western Ohio markets experiencing the most significant decreases. Approximately 20% of residential real estate loans are secured by properties in the western Ohio markets. Residential real estate loans secured by properties located outside the Bank’s defined markets are minimal and typically consist of loans to bank customers for second or vacation homes or loans included in purchased pools of mortgage loans originated by other institutions. Refer to Table 11 for the geographic distribution of residential real estate loans.

Home Equity Lines of Credit—Home equity lines of credit consist of revolving lines to consumers that are secured by first or second liens on primary residences generally located within the bank’s defined markets. Home equity lines are generally limited to an amount in relation to the market value of the property net of the first mortgage, if any, which generally cannot exceed 90% of the property value. In addition, the maximum loan-to-value ratio is tiered based on the loan amount and the borrower’s credit history. Most home equity lines of credit originated prior to 2005 are available to the borrower as a revolving line of credit for up to 15 years, at which time the outstanding balance is required to be repaid over a term of not more than 7 years. Certain lines also give borrowers the option to convert portions of the balance of their lines into an installment loan that requires regular principal and interest payments, with availability of the line restored to its original amount when the installment portion is repaid. Most home equity lines of credit originated since 2005 are available to the borrower for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by the Bank under certain circumstances.

TABLE 20. MATURITIES OF HOME EQUITY LINES OF CREDIT AND COMMITMENTS

	December 31, 2012
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$64	$1,033	$4,348	$5,445
Variable rate loans	206,001	36,943	28,837	271,781

Total home equity	$206,065	$37,976	$33,185	$277,226

Total home equity commitments	$182,294	$37,433	$36,597	$256,324

The primary factors that are considered in underwriting and managing credit risk of home equity lines of credit are similar to residential real estate and consumer loans. The risk associated with the revolving availability of home equity lines is also mitigated by the borrower’s periodic reduction of the principal balance of their first mortgage, if any, through regular monthly payments, which increases the residual value of the collateral in relation to the amount of the home equity line. However, declining property values also adversely impact the collateral position of home equity lines of credit. Similarly, if a borrower’s first mortgage requires interest only or is a type of loan that can result in negative amortization the risk associated with that borrower’s home equity line of credit increases. Although complete current information about each borrower’s first mortgage balance is not readily available to fully measure this risk, analysis of the equity portfolio indicates that WesBanco is in first lien position on over 50% of the total exposure, only 20% of the total exposure has a loan to value in excess of 80% of appraised values regardless of lien priority, and the average loan to value approximates 65%.

Credit risk in the home equity portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that influence real estate collateral values in the Bank’s defined markets. Irregular or unusual patterns of usage of available lines of credit may also indicate a change in risk. The average usage of home equity lines of credit has generally ranged between 45% and 65% of the available balance over a period of several years and there were no material changes in usage patterns within the portfolio in 2012.

The Bank generally does not obtain new appraisals of residential properties unless the borrower requests a modification or refinance of the loan, the loan is in default, or there is otherwise an increased dependence on the value of the collateral. Home equity lines of credit that were originated in the five year period from 2002 to 2006 prior to the downturn in housing approximate $107 million or 20% of the total, including $6 million acquired from Fidelity, at December 31, 2012 compared to $125 million or 27% of the total at December 31, 2011. At December 31, 2012 approximately $336 million or 63% of the total, including $22 million from Fidelity, were originated after 2006 or subsequent to the beginning of the downturn in housing compared to $305 million or 66% of the total at December 31, 2011. The loan-to-value ratio for loans originated subsequent to the downturn is based on current appraisals that reflect any declines in property values.

Approximately 47% of home equity lines of credit are secured by properties in West Virginia where property values have generally been more stable. As previously stated, residential real estate values have generally declined since 2007 with the western Ohio markets experiencing the most significant decreases. Approximately 19% of home equity lines of credit are secured by properties in the western Ohio markets. Refer to Table 11 for the geographic distribution of home equity lines of credit.

Consumer Loans—Consumer loans consist of installment loans originated directly by the Bank and, indirectly through dealers to finance purchases of automobiles, motorcycles, boats, and other recreational vehicles, home equity installment loans, and lines of credit that are either unsecured or secured by collateral other than motorized vehicles or real estate.

The maximum term for automobile loans and other installment loans is generally 84 months but may be less depending on the age of the automobile and other factors while the maximum term for recreational vehicle loans is generally 180 months. The maximum term for home equity loans is generally 120 months; however, certain home equity loans acquired from Fidelity exceed WesBanco’s maximum term. The maximum term for unsecured loans typically does not exceed 60 months. Consumer lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially or adversely change, but may be cancelled by the Bank under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan and lines of credit are fully adjustable based on the prime rate.

TABLE 21. MATURITIES OF CONSUMER LOANS AND COMMITMENTS

	December 31, 2012
(in thousands)	In One Year or Less	After One Year Through Five Years	Over Five Years	Total
Fixed rate loans	$13,665	$111,733	$118,878	$244,276
Variable rate loans	12,852	10,664	12,672	36,188

Total consumer loans	$26,517	$122,397	$131,550	$280,464

Total consumer loan commitments	$21,663	$391	$4,229	$26,283

The primary factors that are considered in underwriting consumer loans are the borrowers’ ability to repay their obligations, which also includes an evaluation of their previous credit history. Credit risk in the consumer portfolio is managed by monitoring delinquency levels and trends, and economic and other factors that may influence consumer repayment capacity.

Approximately $115 million or 40.9% of total consumer loans are secured by a motorized vehicle at December 31, 2012 compared to $130 million or 51.0% at December 31, 2011. Another $61 million or 21.6% of the total are secured by a recreational vehicle at December 31, 2012 compared to $67 million or 26.0% at December 31, 2011. Loans secured by bank deposits or readily-marketable collateral, which represent the lowest risk when properly margined and monitored, approximate $30 million or 10.7% of the total at December 31, 2012 compared to $28 million or 11.0% December 31, 2011. Conversely, unsecured consumer loans, which represent the highest risk, approximate $21 million at December 31, 2012 and 2011. All other consumer loans are secured by real estate, mobile homes, farm equipment or consumer goods. Indirect loans originated by automobile and other motor vehicle dealers (including RVs) at December 31, 2012 and 2011 represent approximately 49% and 52%, respectively.

Loans Held For Sale—Loans held for sale consists of residential real estate loans originated for sale in the secondary market at December 31, 2012 and 2011.

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

Several acquired banks serviced many of the residential real estate loans that they sold in the secondary market. Although these loans are not carried as an asset on the balance sheet, the Bank continues to service these loans (see Note 6 “Loans Serviced for Others and Mortgage Servicing Rights” to the Consolidated Financial Statements).

CREDIT QUALITY

This section of MD&A discusses those categories of assets that have adverse risk characteristics and the allowance for credit losses that is established to absorb probable losses in the loan portfolio. Non-performing assets consists of non-accrual and troubled debt restructurings (“TDR” or “TDRs”), other real estate and repossessed assets. Also discussed in this section of MD&A are past due, classified and criticized loans.

The Bank seeks to develop individual strategies for all assets that have adverse risk characteristics that are intended to minimize potential loss. However, there is no assurance that such strategies will be successful and loans may ultimately result in foreclosure or other course of liquidation that does not fully satisfy the amount of the loan. Management significantly increased the level of attention given to collection efforts and administration of these assets in prior periods, which included hiring additional staff dedicated to the administration of non-performing and classified loans, and conducting regular monthly meetings devoted to closely monitor the status of such loans. As a result, the Bank was able to significantly reduce non-performing and classified loans, and credit losses in 2012 compared to 2011. Improving economic conditions also contributed to the improvement in credit quality during the year.

TABLE 22. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial real estate—land and construction	$4,668	$10,135	$4,391	$5,582	$4,946
Commercial real estate—improved property	18,239	25,122	24,833	32,628	20,069
Commercial and industrial	3,387	8,238	7,933	12,749	5,369
Residential real estate	11,247	12,377	10,688	13,228	1,252
Home equity	1,184	1,331	755	818	72
Consumer	647	289	220	268	29

Total non-accrual loans	39,372	57,492	48,820	65,273	31,737

TDRs accruing interest:
Commercial real estate—land and construction	2,537	7,410	10,764	1,829	—
Commercial real estate—improved property	10,198	17,318	33,122	9,639	4,559
Commercial and industrial	632	839	73	552	—
Residential real estate	9,022	3,844	3,443	2,826	—
Home equity	1,022	—	—	—	—
Consumer	870	—	81	142	—

Total TDRs accruing interest (1)	24,281	29,411	47,483	14,988	4,559

Total non-performing loans	63,653	86,903	96,303	80,261	36,296
Other real estate and repossessed assets	5,988	3,029	8,069	8,691	2,554

Total non-performing assets	$69,641	$89,932	$104,372	$88,952	$38,850

Non-performing loans as a percentage of total portfolio loans	1.73%	2.68%	2.93%	2.31%	1.01%
Non-performing assets as a percentage of total assets	1.15	1.62	1.95	1.65	0.74
Non-performing assets as a percentage of total portfolio loans, other real estate and repossessed assets	1.89	2.77	3.17	2.56	1.08

(1)	TDRs on non-accrual of $15.0 million and $17.3 million at December 31, 2012 and December 31, 2011, respectively, are included in total non-accrual loans.

TDRs—Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider unless the modification results in only an insignificant delay in the payments to be received. Concessions that may be granted include a reduction of the interest rate or an interest rate that is less than the market rate of interest for loans with comparable risk characteristics, the amount of accrued interest, or the face amount of the loan; as well as an extension of the maturity date or the amortization schedule. Loans reported in this category continue to accrue interest so long as the borrower is able to continue repayment in accordance with the restructured terms. TDRs that are placed on non-accrual are reported in the non-accrual category and not included with accruing TDRs. (Please refer to Note 5 to the Financial Statements for additional details regarding TDRs.)

Accruing TDRs decreased $5 million or 17.4% between December 31, 2012 and December 31, 2011, and 49% from their peak level in 2010. Additions to TDRs in 2012 included $6.0 million of residential real estate, home equity and consumer loans that were categorized as TDRs in the fourth quarter as a result of a recent regulatory interpretation pertaining to loans discharged in Chapter 7 bankruptcy but for which the borrower has continued to make payments. All of these loans have paid as agreed under their original contractual terms for six consecutive months or longer after the discharge and therefore continue to accrue interest. Excluding the addition of the Chapter 7 discharged loans TDRs would have decreased 33% for the year. Additions to TDRs also include

Fidelity loans with a fair value of $2.2 million. Decreases to TDRs in 2012 consisted of the sale of two loans other than those acquired from Fidelity, migration of loans to non-accrual, and principal repayments as set forth in Table 23.

Most accruing TDRs continue to pay in accordance with their modified terms, however, total accruing TDRs with aggregate balances of $2.6 or 10.8% of total TDRs were past due 30 days or more at December 31, 2012 compared to $2.5 million or 8.5% of the total at December 31, 2011. Two commercial borrowers comprise $4.3 million or 32.2% of commercial TDRs and 17.7% of total TDRs at December 31, 2012. The average balance of all other TDRs is less than $0.1 million. Geographically, $12 million or 50% of total accruing TDRs are in the central and southwest Ohio markets.

Non-Accrual Loans—Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection. Non-accrual loans include certain loans that are also TDRs as set forth in Note 5 to the Financial Statements.

Non-accrual loans decreased $18 million or 31.5% between December 31, 2012 and December 31, 2011. Additions to non-accrual loans in 2012 included $3.1 million of residential real estate, home equity and consumer loans that were categorized as TDRs and placed on non-accrual in the fourth quarter as a result of a recent regulatory interpretation pertaining to loans discharged in Chapter 7 bankruptcy but for which the borrower has continued to make payments. These loans, which are in addition to those that continue to accrue interest as discussed above, were also placed on non-accrual either because they were only recently discharged or have not paid as agreed for at least six consecutive months after the discharge. Excluding the addition of the Chapter 7 discharged loans, non-accrual loans would have decreased 39% for the year. Additions to non-accrual loans also include Fidelity loans with a fair value of $1.8 million. Decreases to non-accrual loans in 2012 consisted primarily of proceeds from loan sales, charge-offs, and principal repayments as set forth in Table 23.

Three commercial borrowers represent $5 million or 12.4% of total non-accrual loans. Additionally, $2.5 million or 6.3% of the total consists of several smaller loans to multiple borrowers with common ownership that are secured by 1-to-4 family residential properties built for resale and converted to rental units. The average balance of all other non-accrual loans is less than $0.1 million.

At December 31, 2012, approximately $15 million or 38.1% of total non-accrual loans also have restructured terms that would require them to otherwise be reported as a TDR if they were accruing interest compared to $17 million or 30.1% at December 31, 2011. The decrease in non-accrual loans that are also TDRs is primarily the result of principal repayments on those loans. Geographically, $24 million or 62% of total non-accrual loans are in the central and southwest Ohio markets.

Non-accrual loans include commercial and residential real estate in Ohio for which the foreclosure process has been initiated but the properties have not yet gone to public sale because of the protracted timeline of the foreclosure process in that state. However, based on the bank’s recent experience not all of these properties will be taken into other real estate owned (“OREO”) because many will be purchased by other parties at the public sale. It is not possible to estimate what portion of these loans will become OREO as the decision to purchase the property depends on a number of factors including the property’s value, condition, and the amount other purchasers are willing to pay at the public sale. The bank makes this determination for each property at the time of the sale.

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

Other real estate and repossessed collateral increased $2.9 million or 98% between December 31, 2012 and December 31, 2011 primarily due to one commercial property acquired from Fidelity with a fair value of $2.9 million. Other real estate consists primarily of residential properties with only two other commercial properties having a carrying value in excess of $0.5 million at December 31, 2012. Repossessed collateral, which primarily consists of automobiles that secure consumer loans, is not material and the number and amount of repossessions during 2012 decreased 5% compared to 2011 despite continued elevated unemployment rates in some of WesBanco’s markets.

Expense associated with owning other real estate and repossessed collateral that is charged to income was $2.1 million for 2012 and $3.2 million for 2011. The decrease is primarily attributable to the sale of a hotel property in December 2011 which eliminated the expenses of operating that facility in 2012. The increase in other real estate between December 31, 2012 and 2011 as a result of properties acquired from Fidelity had minimal impact on expenses because they were only owned by WesBanco for one month in 2012.

Non-Performing Asset Activity—Net changes in non-performing assets between December 31, 2012 and 2011 are discussed in the preceding paragraphs. However, the net changes in period-ending balances are impacted by significant activity that increases or decreases each category throughout the year, which is summarized in Table 23. Improving economic conditions and aggressive strategies to reduce non-performing loans, including the sale of certain non-performing loans acquired from Fidelity concurrent with the acquisition contributed to significant reductions in non-performing loans in 2012.

Net gains or losses on the disposition of other real estate and repossessed assets are credited or charged to earnings and approximated $0.3 million of net loss in 2012 compared to $1.3 million of net loss in 2011.

The amount reported as proceeds from loan sales represents the amount received for those loans. During 2012, WesBanco sold non-performing loans with aggregate carrying balances of $9.4 million, at a net loss of $1.6 million that is included in total charge offs in Table 23 and Table 26. During 2012, WesBanco also sold non-performing loans acquired from Fidelity that were recorded at fair value of $7.3 million which approximated the sales price. During 2011, WesBanco sold loans with carrying balances approximating $17 million and recognized net charge offs approximating $10 million.

TABLE 23. NON-PERFORMING AND IMPAIRED ASSET ACTIVITY

	Year Ended December 31, 2012
				Accruing TDRs	Other Real Estate and Repossessed Assets	Total Non- Performing Assets
	Non-Accrual Loans
(in thousands)	TDRs	Other	Total
Beginning balance	$17,287	$40,205	$57,492	$29,411	$3,029	$89,932
Activity during the period:
Additions to non-accrual or TDR	4,689	17,727	22,416	10,984	—	33,400
Foreclosed real estate	—	—	—	—	3,735	3,735
Repossessed other collateral	—	—	—	—	2,690	2,690
Aquired REO	—	—	—	—	3,706	3,706
Charge-offs or charge-downs	(5,775)	(14,755)	(20,530)	(1,066)	(1,040)	(22,636)
Loans returned to accrual	(194)	(1,077)	(1,271)	—	—	(1,271)
Other real estate sold	—	—	—	—	(3,278)	(3,278)
Repossessed assets sold	—	—	—	—	(2,686)	(2,686)
Transfer between categories	2,720	—	2,720	(2,720)	—	—
Payments from loan sales	(2,372)	(6,785)	(9,157)	(3,992)	—	(13,149)
Principal payments / other changes, net	(1,354)	(10,944)	(12,298)	(8,336)	(168)	(20,802)

Ending balance	$15,001	$24,371	$39,372	$24,281	$5,988	$69,641

Composition of Adversely Classified Assets—Table 24 summarizes the composition of non-performing assets according to CRE property type, C&I industry sector or consumer purpose as of December 31, 2012. The percentage of category column represents the total of each amount to the respective loan totals plus other real estate and repossessed assets. These percentages are not necessarily indicative of the best and worst performing categories of the portfolio, as they can be impacted by a single large loan as well as the relative size of any category in relation to the total portfolio.

TABLE 24. COMPOSITION OF NON-PERFORMING ASSETS

	December 31, 2012
(dollars in thousands)	Non-Accrual Loans	TDRs	Other Real Estate and Repossessed Assets	Total	% of Category
Commercial real estate:
Construction and development:
Land and land development	$2,256	$2,332	$836	$5,424	9.7
Residential construction	2,412	204	—	2,616	10.8
Commercial construction	—	—	—	—	—
Commercial investment property:
Multi family apartments	867	1,340	—	2,207	0.8
1-to-4 family rentals	4,226	1,638	232	6,096	4.9
Shopping centers and retail stores	1,315	—	2,909	4,224	2.2
Office buildings	2,430	1,712	—	4,142	3.1
Industrial buildings and warehouses	481	—	—	481	1.4
Hotels and motels	163	—	—	163	0.1
Special use facilities	80	265	—	345	0.3
Mixed or multiple use facilities	1,704	1,400	—	3,104	3.7
General use facilities	124	871	313	1,308	3.5
Owner-occupied commercial property:
Retail stores	538	241	—	779	1.3
Office buildings	1,113	733	—	1,846	2.2
Industrial buildings and warehouses	340	—	—	340	0.5
Special use facilities	2,270	1,242	—	3,512	1.4
Mixed or multiple use facilities	1,222	282	—	1,504	3.6
General use facilities	1,366	475	275	2,116	6.0

Total commercial real estate	22,907	12,735	4,565	40,207	2.2

Commercial and industrial:
Construction and contracting	772	194	—	966	1.9
Manufacturing	409	—	—	409	1.2
Retail sales	203	—	—	203	0.5
Transportation and warehousing	427	22	—	449	2.9
Finance and insurance	66	—	—	66	0.1
Real estate services	151	—	—	151	0.6
Business, professional and personal services	384	—	—	384	0.6
Physicians and healthcare	244	216	—	460	0.9
Restaurants and lodging	345	—	—	345	2.2
Wholesale and distribution	27	27	—	54	0.3
Unclassified and other industries	359	173	—	532	0.5

Total commercial and industrial	3,387	632	—	4,019	0.8

Owner occupied residential real estate	12,727	10,233	1,176	24,136	2.3
Real estate purchased to facilitate employee relocation	—	—	—	—	—
Consumer loans / repossessed assets	351	681	247	1,279	0.5

Total	$39,372	$24,281	$5,988	$69,641	1.9

Past Due Loans—Loans that are past due and continuing to accrue interest and are not TDRs are considered under-performing but have not yet progressed to the point where they are considered non-performing. Certain loans that are past due 90 days or more continue to accrue interest because they are deemed to be well-secured and in the process of collection. Earlier stage delinquency consists of loans that are between 30 and 89 days past due and require routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are not successful. Table 25 summarizes loans that are contractually past due 30 days or more for all categories of the loan portfolio.

TABLE 25. PAST DUE AND ACCRUING LOANS EXCLUDING TDR

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
90 Days or More:
Commercial real estate:
Land and construction	$—	—	$—	—	$277	0.18	$76	0.03	$555	0.24
Improved property	338	0.02	18	0.00	692	0.04	1,427	0.09	2,396	0.16
Commercial and industrial	98	0.02	939	0.22	95	0.02	17	0.00	2,951	0.58
Residential real estate	3,199	0.40	2,881	0.46	4,535	0.75	2,655	0.37	10,799	1.26
Home equity	722	0.26	498	0.20	1,126	0.45	274	0.11	966	0.44
Consumer	937	0.33	799	0.31	958	0.37	826	0.28	1,143	0.36

Total portfolio loans	5,294	0.14	5,135	0.16	7,683	0.23	5,275	0.15	18,810	0.52
Loans held for sale	—	—	—	—	—	—	—	—	—	—

Total loans	$5,294	0.14	$5,135	0.16	$7,683	0.23	$5,275	0.15	$18,810	0.52

30 to 89 Days:
Commercial real estate:
Land and construction	$750	0.39	$180	0.10	$252	0.16	$828	0.33	$572	0.25
Improved property	6,328	0.38	4,599	0.30	4,717	0.29	4,224	0.28	14,020	0.95
Commercial and industrial	500	0.10	1,442	0.34	4,163	0.94	1,982	0.44	3,485	0.68
Residential real estate	7,972	1.00	5,902	0.95	7,367	1.21	8,865	1.25	8,457	0.99
Home equity	1,322	0.48	2,266	0.90	2,255	0.90	2,562	1.07	1,903	0.88
Consumer	5,666	2.02	5,499	2.16	6,020	2.31	6,935	2.38	7,169	0.24

Total portfolio loans	22,538	0.61	19,888	0.61	24,774	0.75	25,396	0.73	35,606	0.99
Loans held for sale	—	—	—	—	—	—	—	—	—	—

Total loans	$22,538	0.61	$19,888	0.61	$24,774	0.75	$25,396	0.73	$35,606	0.99

Loans past due 90 days or more increased less than $0.2 million between December 31, 2012 and December 31, 2011 primarily as a result of $1.1 million of loans acquired from Fidelity while organic 90 day delinquency decreased $0.9 million or 18.3%. Loans past due 90 days or more continue to represent a very small percentage of total loans. Loans past due 30 to 89 days increased $2.7 million or 13.3% between December 31, 2012 and December 31, 2011 primarily as a result of $5.2 million of loans acquired from Fidelity while organic 30 to 89 day delinquency decreased $2.5 million or 12.8%. The reduction in organic delinquency resulted from management’s continued focus on controlling early stage delinquency as well as improving economic conditions. Management believes that loans past due 30 to 89 days represent an acceptable percentage of total loans.

The amounts presented in Table 25 will vary from the delinquency totals set forth in Note 5 to the Financial Statements because the above table only includes loans that are not reported as non-performing loans. Note 5 reports delinquency regardless of whether the loan is reported as performing or non-performing and therefore includes amounts in each of the past due categories that are not included in Table 25.

Classified and Criticized Loans—The Bank uses a system of loan classification by internally assigned risk grades to rank and monitor the credit quality of business purpose loans. (Please refer to Note 5 to the Financial

Statements for a description of each risk grade and a summary of loans by risk grade.) The Bank’s criticized and classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that expose the Bank to the highest levels of risk. All business purpose loans are graded including loans that are also reported as non-performing or past due in the preceding sections of this MD&A. Non-performing loans are generally classified as substandard or doubtful while past due loans may not yet be criticized or classified depending on the severity and frequency of delinquency and other factors that are considered to determine the appropriate grade.

Classified loans decreased $31 million or 26.5% and criticized loans decreased $54 million or 38.5% between December 31, 2012 and December 31, 2011. Sales of loans and charge-offs accounted for $24 million or 28% of the aggregate $85 million net reduction in classified and criticized loans during the year. The remaining reduction was achieved primarily through successful workout and exit strategies that resulted in full or partial principal repayments of $18 million on loans $1 million or greater, and $25 million from improvement in the repayment capacity and financial condition of a number of borrowers with loans $1 million or greater to warrant an upgrade of their loans. The remainder of the decrease consists of reductions in smaller balance loans.

Charge-offs and Recoveries—Total charge-offs decreased $20 million or 44.1% while total recoveries decreased $0.1 million or 2.6%, resulting in a 48.0% decrease in net charge-offs for 2012 compared to 2011. Table 26 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average total loans for each category of the loan portfolio.

TABLE 26. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Charge-offs:
Commercial real estate—land and construction	$3,879	$7,494	$3,630	$3,809	$271
Commercial real estate—improved property	7,693	19,466	22,542	12,836	9,947
Commercial and industrial	4,625	9,087	8,588	13,184	4,088
Residential real estate	3,902	4,627	4,952	2,874	1,748
Home equity	1,144	798	780	1,056	927
Consumer	3,851	4,037	4,909	6,206	6,559

Total loan charge-offs	25,094	45,509	45,401	39,965	23,540
Deposit account overdrafts	871	936	966	1,120	1,491

Total loan and deposit account overdraft charge-offs	25,965	46,445	46,367	41,085	25,031

Recoveries:
Commercial real estate—land and construction	607	199	57	—	—
Commercial real estate—improved property	1,107	993	780	242	518
Commercial and industrial	390	909	512	206	1,315
Residential real estate	407	375	111	102	62
Home equity	30	116	57	33	45
Consumer	1,035	1,053	1,076	978	1,200

Total loan recoveries	3,576	3,645	2,593	1,561	3,140
Deposit account overdrafts	277	312	296	336	621

Total loan and deposit account overdraft recoveries	3,853	3,957	2,889	1,897	3,761

Net loan and deposit account overdraft charge-offs	$22,112	$42,488	$43,478	$39,188	$21,270

Net charge-offs as a percentage of average loans:
Commercial real estate—land and construction	1.81%	4.17%	1.75%	1.59%	0.11%
Commercial real estate—improved property	0.43	1.19	1.40	0.94	0.58
Commercial and industrial	1.00	1.94	1.83	2.68	0.53
Residential real estate	0.52	0.70	0.73	0.35	0.19
Home equity	0.44	0.28	0.30	0.45	0.43
Consumer	1.13	1.18	1.38	1.73	1.57

Total net loan charge-offs	0.65%	1.29%	1.28%	1.08%	0.56%

Net charge-offs of CRE land and construction loans decreased $4.0 million or 55% in 2012 compared to 2011, and were aided by a $0.5 million recovery on the sale of one loan that was charged down in prior years. Net charge-offs of CRE improved property loans decreased $11.9 million or 64% and net charge-offs of C&I loans decreased $3.9 million or 48% for the same periods. All three commercial categories combined included $2.2 million of net charge-offs recognized upon the sale of loans with a net recorded investment of $10.3 million in 2012. In 2011, the commercial categories included net charge-offs of $10 million from the sale of loans with a net recorded investment of $17 million. Fidelity loans that were sold were marked-to-market at the acquisition date, which approximated the selling price, and therefore the loss on the sale of those loans is not included in charge-off totals. Office buildings represented 24% of CRE improved property charge-offs while no single industry accounted for more than 20% of C&I charge-offs in 2012. Approximately 60% of commercial charge-offs in 2012 came from loans in the central and western Ohio markets, caused by real estate values that remain well below their peak levels for certain types of property and exacerbated by the protracted foreclosure process in Ohio.

Net charge-offs of residential real estate loans decreased $0.8 million or 17.8% but remain elevated compared to pre-recession levels. Net charge-offs of home equity lines increased $0.4 million or 63.3% but still represent a relatively insignificant percentage of total net charge-offs. Approximately 72% of residential real estate loan charge-offs in 2012 came from loans in the central and western Ohio markets for the same reasons discussed above for CRE. Net charge-offs of consumer loans decreased $0.2 million or 5.6% despite continued high unemployment in some of the Bank’s markets and the challenging economic environment for many consumers. Consumer losses are not attributable to any single market but recreational vehicle loans represented 27.5% of total consumer charge-offs in 2012 compared to 26% in 2011. Losses attributable to unsecured loans represent another 19% of total consumer charge-offs in both years.

Net charge-offs of deposit account overdrafts decreased consistent with an overall reduction in customer overdrafts from 2012 to 2011, some portion of which can be attributed to changes in customer behavior to avoid overdraft fees and to improved collection practices implemented by the Bank.

Allowance for Credit Losses—The allowance for credit losses decreased $2.2 million or 4.0% between December 31, 2012 and December 31, 2011 as a result of a lower provision expense than net charge-offs for the year. Table 27 summarizes the allowance for credit losses together with selected relationships of the allowance and provision for credit losses to total loans and other specified categories of loans.

TABLE 27. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year:
Allowance for loan losses	$54,810	$61,051	$61,160	$49,803	$38,543
Allowance for loan commitments	468	1,404	195	368	249

Total beginning balance	55,278	62,455	61,355	50,171	38,792

Provision for credit losses:
Provision for loan losses	20,001	36,247	43,369	50,545	32,530
Provision for loan commitments	(127)	(936)	1,209	(173)	119

Total provision for credit losses	19,874	35,311	44,578	50,372	32,649

Net charge-offs:
Total loan and deposit account overdraft charge-offs	25,965	46,445	46,367	41,085	25,031
Total loan and deposit account overdraft recoveries	3,853	3,957	2,889	1,897	3,761

Net loan and deposit account overdraft charge-offs	22,112	42,488	43,478	39,188	21,270

Balance at end of year:
Allowance for loan losses	52,699	54,810	61,051	61,160	49,803
Allowance for loan commitments	341	468	1,404	195	368

Total ending balance	$53,040	$55,278	$62,455	$61,355	$50,171

Allowance for loan losses as a percentage of total loans	1.43%	1.69%	1.86%	1.76%	1.38%
Allowance for loan losses to non-accrual loans	1.34x	0.95x	1.25x	0.94x	1.57x
Allowance for loan losses to total non-performing loans	0.83x	0.63x	0.63x	0.76x	1.37x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.76x	0.60x	0.59x	0.72x	0.90x

Provision for credit losses as a percentage of net loan & deposit charge-offs	89.9%	83.1%	102.5%	128.5%	153.5%

The allowance for loan losses represented 1.43% of total portfolio loans at December 31, 2012 compared to 1.69% at December 31, 2011; however, if the credit portion of the fair market value adjustment on Fidelity loans of $7.1 million at December 31, 2012 were to be included, the allowance would approximate 1.62% of loans. While the percentage of the allowance to total loans decreased due to improved credit quality, differences in accounting for acquired loans compared to organic loans also contributed to the decrease. Accounting standards require purchased loans to be recorded at fair value as of the acquisition date, thereby eliminating the acquired bank’s allowance for loan losses from the acquirer’s financial statements. Management believes that restating the allowance for loan losses as a percentage of total loans and certain categories of loans as set forth in Table 27 to exclude purchased loans provides a more meaningful comparison. Excluding loans acquired in the Fidelity acquisition, the allowance for loan losses to total loans is 1.55% and the coverage ratios are 1.40 times non-accrual loans, 0.88 times total non-performing loans, and 0.83 times total non-performing loans and loans past due 90 days or more at December 31, 2012.

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

TABLE 28. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2012	2011	2010	2009	2008
General allowance:
Based on historical loss experience	$39,761	$42,920	$42,133	$40,862	$28,853
Based on qualitative factors	11,195	8,537	11,998	14,482	16,773
Specific reserves	1,743	3,353	6,920	5,816	4,177

Total allowance for loan losses	52,699	54,810	61,051	61,160	49,803
Allowance for loan commitments	341	468	1,404	195	368

Total allowances for credit losses	$53,040	$55,278	$62,455	$61,355	$50,171

The amount of the general allowance attributable to historical loss experience decreased $3.2 million or 7.4% as a result of lower net charge-offs. Specific reserves decreased $1.6 million or 48% as a result of the overall decrease in non-performing loans, which included the sale, charge-off, or payoff of loans during the year that were previously reserved at December 31, 2011. The amount of the allowance attributable to qualitative factors increased $2.7 million or 31% due primarily to continued high unemployment in some of the Bank’s markets, the impact on net charge-offs of a recovery on the sale of a non-performing loan that is likely to be non-recurring, and overall economic uncertainty. Management believes these factors outweighed the overall reduction in non-performing, classified and criticized loans in determining the allowance at December 31, 2012. Management will continue to closely evaluate these factors in subsequent quarters to determine if they remain appropriate.

The allowance for loan commitments was relatively unchanged between December 31, 2012 and December 31, 2011 and it is not a material component of the total allowance for credit losses.

Table 29 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 29. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Allowance for loan losses:
Commercial real estate:
Land and construction	$3,741	7.1	$4,842	8.8	$4,701	7.5	$4,387	7.2	$4,790	9.5
Improved property	23,614	44.5	24,748	44.8	30,836	49.4	28,267	46.1	19,933	39.7
Commercial and industrial	9,326	17.6	11,414	20.6	10,793	17.3	13,659	22.3	13,392	26.7
Residential real estate	7,182	13.5	5,638	10.2	5,950	9.5	4,919	8.0	3,304	6.6
Home equity	2,458	4.6	1,962	3.5	2,073	3.3	2,309	3.8	1,371	2.7
Consumer	5,557	10.5	5,410	9.8	5,641	9.0	6,649	10.8	5,863	11.7
Deposit account overdrafts	821	1.6	796	1.5	1,057	1.8	970	1.5	1,150	2.4

Total allowance for loan losses	$52,699	99.4	$54,810	99.2	$61,051	97.8	$61,160	99.7	$49,803	99.3

Allowance for loan commitments:		—		—		—		—		—
Commercial real estate:
Land and construction	$27	0.1	$74	0.1	$1,037	1.6	$21	0.1	$22	0.1
Improved property	25	0.0	21	0.0	285	0.5	17	0.0	11	0.0
Commercial and industrial	215	0.4	323	0.6	65	0.1	138	0.2	323	0.6
Residential real estate	6	0.0	4	0.0	1	0.0	—	—	—	—
Home equity	49	0.1	33	0.1	14	0.0	16	0.0	10	0.0
Consumer	19	0.0	13	0.0	2	0.0	3	0.0	2	0.0

Total allowance for loan commitments	341	0.6	468	0.8	1,404	2.2	195	0.3	368	0.7

Total allowance for credit losses	$53,040	100.0	$55,278	100.0	$62,455	100.0	$61,355	100.0	$50,171	100.0

Changes in the allowance for credit losses for all categories of the loan portfolio reflect the net effect of changes in historical loss experience by risk grade for CRE and C&I loans and for the total of non-commercial loan categories, changes in loan balances for each category or by risk grade, the level of non-performing loans, and management’s judgment with respect to economic and other relevant factors.

The allowance for CRE land and construction decreased $1.1 million primarily due to changes in the composition and risk profile of this category of loans, which consisted of a reduction in non-performing and classified land and residential development loans that also reduced specific reserves, offset by new loans to construct primarily multi-family apartments and hotels during the year. The allowance for CRE improved property loans also decreased $1.1 million due primarily to a reduction in non-performing, classified and criticized loans, as well as a reduction in specific reserves, which were offset by the impact of growth in CRE improved property loans and the impact of real estate values that are still well below peak levels in certain markets. The allowance for C&I loans decreased $2.1 million due primarily to lower historical loss experience and a significant reduction in delinquent and non-performing loans. The allowance for residential real estate, home equity lines of credit and consumer loans increased $1.5 million, $0.5 million, and $0.1 million, respectively. The increase in all three of these consumer loan categories was primarily the result of higher delinquency, while the increase for residential real estate loans was also attributable to growth in that category of loans during the year. The impact of the categorization of loans discharged in Chapter 7 bankruptcy as TDRs was not material. The allowance for residential real estate and home equity lines of credit was also impacted by real estate values in certain markets and the allowances for all categories of loans was impacted to varying degrees by continued high unemployment in some markets and overall economic uncertainty.

Table 30 summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio.

TABLE 30. RECONCILIATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CATEGORY

	For the Year Ended December 31, 2012
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,171	5,452	2,147	5,039	1,610	2,963	619	20,001
Provision for loan commitments	(47)	4	(108)	2	16	6	—	(127)

Total provision for credit losses	2,124	5,456	2,039	5,041	1,626	2,969	619	19,874

Charge-offs	(3,879)	(7,693)	(4,625)	(3,902)	(1,144)	(3,851)	(871)	(25,965)
Recoveries	607	1,107	390	407	30	1,035	277	3,853

Net charge-offs	(3,272)	(6,586)	(4,235)	(3,495)	(1,114)	(2,816)	(594)	(22,112)

Balance at end of period:
Allowance for loan losses	3,741	23,614	9,326	7,182	2,458	5,557	821	52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total ending allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

Although the allowance for credit losses is allocated as described in Tables 29 and 30, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2012.

DEPOSITS

TABLE 31. DEPOSITS

	December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Deposits
Non-interest bearing demand	$874,923	$705,415	$169,508	24.0
Interest bearing demand	831,368	698,113	133,255	19.1
Money market	847,805	789,037	58,768	7.4
Savings deposits	740,568	596,549	144,019	24.1
Certificates of deposit	1,649,620	1,604,752	44,868	2.8

Total deposits	$4,944,284	$4,393,866	$550,418	12.5

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 118 branches in West Virginia, Ohio and Western Pennsylvania. The FDIC insures all deposits up to $250,000 and insured all deposits held in non-interest bearing transaction accounts until December 31, 2012.

Total deposits increased by $550.4 million or 12.5% in 2012 primarily due to the Fidelity acquisition which provided $455.0 million of additional deposits. Demand deposits and savings deposits had increases of 21.6% and 24.1%, respectively, due to the acquisition and corresponding marketing campaigns, coupled with incentive compensation and focused retail and business strategies to obtain more account relationships and customers’ preferences for short-term maturities. Demand deposits and savings deposits acquired through the acquisition were $133.1 million and $78.2 million, respectively.

Money market deposits increased by 7.4% during 2012 due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. Certificates of deposit increased by 2.8% during 2012 due to the acquisition. Certificates of deposit accounts acquired through the acquisition totaled $149.5 million, while organic balances declined 6.5% due to lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $263.9 million in total outstanding balances at December 31, 2012 of which $182.9 million represented one-way buys, compared to $276.6 million in total outstanding balances at December 31, 2011. Certificates of deposit greater than $250,000 were approximately $189.9 million at December 31, 2012 compared to $162.5 million at December 31, 2011. Certificates of deposit of $100,000 or more were approximately $827.6 million at December 31, 2012 compared to $797.0 million at December 31, 2011, while certificates of deposit totaling approximately $890.0 million at December 31, 2012 with a cost of 1.54% are scheduled to mature within the next year. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally lower for all maturities and types compared to rates paid on existing CDs.

TABLE 32. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Maturity:
Under three months	$116,498	$119,485	$(2,987)	(2.5)
Three to six months	107,304	88,314	18,990	21.5
Seven to twelve months	206,407	84,238	122,169	145.0
Over twelve months	397,358	504,989	(107,631)	(21.3)

Total certificates of deposit of $100,000 or more	$827,567	$797,026	$30,541	3.8

Interest expense on certificates of deposit of $100,000 or more totaled approximately $14.9 million, $15.9 million and $17.1 million in 2012, 2011 and 2010, respectively.

BORROWINGS

TABLE 33. BORROWINGS

	December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Federal Home Loan Bank Borrowings	$111,187	$168,186	$(56,999)	(33.9)
Other short-term borrowings	142,971	196,887	(53,916)	(27.4)
Junior subordinated debt owed to unconsolidated subsidiary trusts	113,832	106,066	7,766	7.3

Total	$367,990	$471,139	$(103,149)	(21.9)

Borrowings are a less significant source of funding for WesBanco compared to total deposits. WesBanco has reduced FHLB and other short-term borrowings utilizing funds provided by lower cost deposits or other available cash flows for their payoff. During the 2012 year, FHLB borrowings decreased $57.0 million or 33.9% from December 31, 2011. Other short-term borrowings decreased by $53.9 million or 27.4% from December 31, 2011.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $21.3 million at December 31, 2012, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2012 and 2011 was estimated to be approximately $1.3 billion and $1.0 billion, respectively.

At December 31, 2012, WesBanco had $111.2 million in outstanding FHLB borrowings with a weighted-average interest rate of 3.04%, compared to $168.2 million of FHLB borrowings at December 31, 2011 with a weighted-average interest rate of 3.58%. FHLB borrowings have maturities ranging from the years 2013 to 2030. Approximately $70.7 million of such borrowings mature in 2013 at an average cost of 2.58%.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $111.2 million outstanding at December 31, 2012, $56.0 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer, of which $50.0 million mature in 2013. Please refer to Note 11, “Federal Home Loan Bank Borrowings,” of the Consolidated Financial Statements for additional information.

Other short-term borrowings which consist of securities sold under agreements to repurchase at December 31, 2012, but may also include federal funds purchased and other borrowings, were $143.0 million compared to $196.9 million at December 31, 2011. The decrease in these borrowings has occurred primarily as a result of a $50.8 million decrease in securities sold under agreements to repurchase with brokers and a $3.1 million decrease in treasury tax and loan notes. WesBanco also has a revolving line of credit, which is a senior obligation of the parent company and was renewed with a correspondent bank effective on August 6, 2012. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million. The revolving line of credit also requires WesBanco to maintain at all times a consolidated non-performing asset to primary capital ratio of not greater than 35%, positive net income over two consecutive fiscal quarters, and to maintain at all times on a consolidated basis and for the Bank a “Well Capitalized” status as defined by the regulations of the respective primary regulator. WesBanco was in compliance with all terms and conditions at December 31, 2012. There were no outstanding balances as of December 31, 2012 or December 31, 2011.

CONTRACTUAL OBLIGATIONS

TABLE 34. CONTRACTUAL OBLIGATIONS

		December 31, 2012
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$3,294,664	$—	$—	$—	$3,294,664
Certificates of deposit	10	889,989	601,326	139,803	18,502	1,649,620
Federal Home Loan Bank borrowings	11	70,731	17,007	15,866	7,583	111,187
Other short term borrowings	12	142,971	—	—	—	142,971
Future benefit payments under pension plans (1)	14	2,892	6,432	7,598	183,554	200,476
Junior subordinated debt owed to unconsolidated subsidiary trusts	13	—	—	—	113,832	113,832
Director and executive officer retirement plans (1)	N/A	776	1,606	1,714	6,309	10,405
Non-compete, consulting and severance agreements (1)	N/A	867	253	50	—	1,170
Limited partnership funding commitments	9	309	121	49	—	479
Software licenses and maintenance (1)	N/A	1,043	2,085	2,085	1,215	6,428
Leases (1)	7	2,348	3,765	2,624	8,804	17,541

Total		$4,406,590	$632,595	$169,789	$339,799	$5,548,773

(1)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.

Significant fixed and determinable contractual obligations as of December 31, 2012 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

Shareholders’ equity increased to $714.2 million at December 31, 2012 from $633.8 million at December 31, 2011. The increase was due primarily to $53.7 million of common stock issued in the Fidelity acquisition coupled with net income of $49.5 million, which was partially offset by the declaration of dividends to common shareholders of $19.1 million and a $5.5 million other comprehensive loss. The other comprehensive loss was due to unrealized losses on the defined benefit pension plan, partially offset by unrealized gains on the securities portfolio.

For 2012, common dividends increased to $0.70 per share, or 12.9% on an annualized basis, compared to $0.62 per share in 2011. The common dividend per share payout ratio increased to 38.0% in 2012 from 37.6% in 2011, which is primarily attributable to increased earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 40% to 60%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors.

In March 2007 WesBanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. WesBanco did not purchase any shares during 2012. At December 31, 2012, 580,737 shares of WesBanco common stock remained authorized to be purchased under the current repurchase plan.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. WesBanco Bank paid $36.5 million in dividends to WesBanco, Inc. during 2012. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2012, under FDIC and state of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $31.0 million from the Bank.

WesBanco currently has $113.8 million in junior subordinated debt in its Consolidated Balance Sheet presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $110.4 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature, although it is possible that implementing regulations for the Basel III Capital Standards will require bank holding companies, including WesBanco, to exclude or phase-out these securities from regulatory capital calculations, no matter the size of the bank holding company.

In June 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (“NPRs”) that, if adopted, would result in higher risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision capital rules, commonly referred to as Basel III. In November 2012, it was announced that the adoption and implementation of the NPRs would be delayed indefinitely. Management, however, continues to evaluate the potential impact of the NPRs on both WesBanco’s and the Bank’s capital levels, recognizing that the final rules may differ significantly from those in the NPRs. If the rules are adopted as proposed, WesBanco anticipates that it will continue to be well-capitalized based on its current strong capital position as the rules are phased-in for community banks over the next few years.

Please refer to Note 22, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements. Also refer to “Item 1. Business” within this Annual Report on Form 10-K for more information on the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III Capital Standards.

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

The following table lists the sources of liquidity at December 31, 2012, expected within the next year:

(dollars in thousands)
Cash and cash equivalents	$125,605
Securities with a maturity date within the next year	17,476
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	234,593
Callable securities	100,912
Loans held for sale	21,903
Accruing loans scheduled to mature	548,300
Normal loan repayments	826,396

Total sources of liquidity expected within the next year	$1,875,185

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.9 billion at December 31, 2012. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $890.0 million at December 31, 2012 which includes jumbo regular certificates of deposit totaling $307.2 million with a weighted-average cost of 2.24% and jumbo CDARS© deposits of $123.0 million with a cost of 1.98%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available lines of credit with the FHLB at December 31, 2012 approximated $1.3 billion, compared to $1.0 billion at December 31, 2011. At December 31, 2012, the Bank had unpledged available-for-sale securities with an amortized cost of $450.0 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2012, WesBanco had a BIC line of credit totaling $148.7 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $165.0 million, none of which was outstanding at December 31, 2012, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $143.0 million at December 31, 2012 consisted of callable repurchase agreements and several overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2012. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called within the next year. The overnight sweep checking accounts require securities to be pledged equal to or greater than the deposit balance. During 2011, new regulatory guidelines permitted, for the first time, the payment of interest on certain corporate checking accounts. These regulations did not significantly impact sweep account and related deposit account balances.

The principal sources of parent company liquidity are dividends from the Bank, $20.8 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2012. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2012, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $31.0 million from the Bank.

At December 31, 2012, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.1 billion, compared to $847.4 million at December 31, 2011. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies issued guidance in 2010 to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2012 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance. Further changes to the required levels of liquidity for community banks may be specified in revised forthcoming Basel III regulations, although such liquidity requirements are primarily targeted to large national and regional banking institutions.

COMPARISON OF 2011 VERSUS 2010

Net income for 2011 increased 23.0% to $43.8 million from $35.6 million for 2010, while diluted earnings per common share were $1.65, compared to $1.34 per common share in 2010. The growth in net income was achieved through a 20.8% lower provision for credit losses, a 2.0% improvement in net interest income, higher revenues from trust and electronic banking fees totaling $2.9 million, reduced losses on other real estate owned of $2.8 million, lower FDIC insurance costs from a 2011 revised assessment calculation, and continued cost control throughout the organization resulting in lower expenses in many categories. These improvements were somewhat offset by lower service charges on deposits, reduced net securities gains and increased salaries and wages expense primarily through normal annual increases.

Net interest income increased $3.3 million or 2.0% in 2011 compared to 2010 due to increases in the net interest margin on relatively flat average earning assets. The margin improvement resulted from WesBanco’s disciplined pricing of loans and deposits and significant improvements in the funding mix through increases in lower cost deposit categories and decreases in higher cost CDs and FHLB borrowings. The net interest margin increased six basis points in 2011 to 3.66%, compared to 2010, due to decreases in the average rates on interest bearing liabilities, while rates on earning assets declined at a slower pace. The average rate on interest bearing liabilities decreased by 35 basis points in 2011, while the rate on earning assets declined by 27 basis points. Rates earned on the securities and loan portfolios have declined through reinvestment at current lower interest rates, with competitive pressures resulting in decreasing rates on high quality loans. The improvement in the cost of funds in 2011 was due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products including checking, money market and savings accounts, and lower balances of higher-cost FHLB borrowings. Average total deposits increased 3.5% in 2011 compared to 2010. The average balance for FHLB borrowings, which have the highest average interest cost at 3.42% representing 13.1% of interest expense, decreased 41.4% in 2011 through scheduled maturities. The FHLB maturities were funded primarily by the increase in deposits. Improvements in the mix of deposit accounts also contributed to the improved cost of funds, with average CDs decreasing to 38.4% of total average deposits from 42.6% in 2010, while total transaction account types increased to 61.6% of total deposits.

For 2011, the provision for credit losses decreased $9.3 million compared to 2010. Net charge-offs decreased $1.0 million, while classified and criticized loans decreased $62.0 million or 19.4% compared to December 31, 2010, of which $17.2 million was attributable to the sale of non-performing loans in the third quarter 2011, with the remainder of the decrease resulting from improvements in credit quality, principal reductions or other orderly exits of certain loans, and other charge-offs. Loans past due 30 days or more and accruing interest at December 31, 2011 decreased 22.9% compared to December 31, 2010. Total non-performing loans at December 31, 2011 decreased $9.4 million or 9.8% from December 31, 2010, primarily due to the loan sale. The allowance for loan losses decreased by 10.2% compared to December 31, 2010 due primarily to the reduction in classified and criticized loans, lower delinquent loan totals, and the elimination of reserves attributable to loans that were charged-off during in 2011, including loans that were sold in the third quarter of 2011. The allowance for loan losses was 1.69% of total loans at December 31, 2011, compared to 1.86% at December 31, 2010.

Non-interest income increased $0.3 million or 0.5% for the year ended December 31, 2011, primarily due to $1.6 million increase in electronic banking fees due to increased transaction volume, a $1.3 million or 8.5% increase in trust fees through new business and fee increases, and a decrease in losses on other real estate owned of $2.8 million. These improvements were partially offset by a $2.4 million decrease in net securities gains, and a decrease in service charges on deposits of $2.0 million due to regulatory changes effective in the third quarter of 2010. Service charges on deposits stabilized in the second half of 2011 compared to both the second half of 2010 and the first six months of 2011.

Non-interest expense decreased $0.9 million or 0.6% for 2011 compared to 2010. FDIC insurance decreased $1.9 million due to a new calculation by the FDIC effective in 2011, and equipment expense decreased $1.2 million due to lower service agreements and depreciation expense. These decreases were partially offset by a

$1.6 million or 2.9% increase in salaries and wages due to routine annual adjustments to compensation, and a $1.0 million increase in marketing, primarily from customer incentives that were part of promotions focused on growing demand deposits and home equity loans. WesBanco’s efficiency ratio was 59.5% for 2011, down from 60.9% for 2010.

The provision for income taxes increased $5.5 million due to the significant increase in pre-tax income and an effective tax rate in 2011 of 18.3% compared to 10.9% in 2010. The higher effective rate was due primarily to a lower percentage of tax-exempt income to total income due to the increase in pre-tax income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report.

MARKET RISK

The primary objective of WesBanco’s Asset Liability Committee (“ALCO”) is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition, market risk exposures arising from changing economic conditions and liquidity risk.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2012 and December 31, 2011 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated; however, a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25% of net interest income.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2012	December 31, 2011
+300	0.4%	0.5%	- 25.0%
+200	0.9%	1.3%	- 12.5%
+100	0.9%	1.7%	- 5.0%
-100	(4.1%)	(3.5%)	- 5.0%

As per the table above, the earnings simulation model at December 31, 2012 currently projects that net interest income for the next twelve month period would decrease by 4.1% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.5% for the same scenario as of December 31, 2011.

For rising rate scenarios, net interest income would increase by 0.9%, 0.9%, and 0.4% if rates increased by 100, 200 and 300 basis points, respectively, as of December 31, 2012 compared to increases of 1.7%, 1.3% and 0.5% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2011.

The balance sheet is less asset sensitive as of December 31, 2012 compared to December 31, 2011 due to duration extension as well as higher average balances in the loan portfolio, and continued changes in the deposit mix and the overall level and term of short-term borrowings. The Fidelity acquisition also had a slightly negative impact as Fidelity’s combined assets and liabilities were liability sensitive at date of acquisition. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short to intermediate term, the asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $972.5 million at December 31, 2012, which represented approximately 45% of commercial loans, with an average floor of 4.69%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current floor level. In the current flat to decreasing interest rate environment, WesBanco expects that the net interest margin may be somewhat negatively impacted through 2013, as short term interest rates are not anticipated to increase until 2014 or 2015, and loan runoff and investment security maturities are reinvested at lower rates. Partially offsetting those negative factors are maturities of higher-cost borrowings and certificates of deposit scheduled over the next year, which should assist somewhat in mitigating margin compression from loan yield decreases and investment security reinvestments. The bank continues to experience pricing competition for new loans which may result in reduced loan yields that may be somewhat mitigated by current loan growth. Total FHLB borrowings of $70.7 million mature in 2013 at an average cost of 2.58% and CDs totaling $890.0 million mature in 2013 at an average cost of 1.54%. Approximately $275.0 million of higher costing CDs will mature during the final four months of 2013 at an average cost of 2.74%.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities, as well as to manage short term cash needs. CDARS© deposits also continue to be used to lengthen maturities in certificates of deposit, and for some customers, as an alternative to the recently expired Transaction Account Guarantee Program.

Current balance sheet strategies to reduce the impact of decreasing margins in a low rate environment, where asset yields continue to fall as reinvestment of cash flows occur and liability costs may not be able to be reduced in the same proportion, include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years;

•	investing non-essential available short-term liquidity;

•	marketing programs to increase the mix of certain types of transaction accounts versus short-term certificates of deposit;

•

reinvestment of securities cash flows into a mix of short-to intermediate-term collateralized mortgage obligations and 10-15 year state and municipal securities while minimizing portfolio average life and duration extension;

•	paying down maturities of FHLB and other short-term borrowings with available cash, or re-borrowing at lower rates; and

•	extending certain CD maturities through the CDARS© program and continuing to decrease offered rates on CDs and other costing deposit types.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2012, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.2% over the next twelve months, compared to a 2.0% increase at December 31, 2011. This lower rate of increase has been impacted by similar factors to those noted above.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At December 31, 2012, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 15.4%, compared to an increase of 12.4% at December 31, 2011. In a 100 basis point falling rate environment, the model indicates an increase of 5.2%, compared to an increase of 5.3% as of December 31, 2011. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet strategies in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits has resulted in the increase in equity market value. In a rising rate environment, non-interest bearing deposits and other low cost transaction accounts are worth more than in the current low interest rate environment. For liabilities, this equates to a below cost fair market value as rates rise, which results in increased equity fair value.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control–Integrated Framework.” This assessment did not include internal control over financial reporting related to Fidelity, which WesBanco acquired on November 30, 2012. Total assets and net assets from the former Fidelity approximated $564 million and $71 million, respectively, at December 31, 2012. Additionally, net interest income and non-interest income of the acquired operations of Fidelity totaled approximately $2.7 million and net income was approximately $0.9 million from December 1, 2012 through December 31, 2012. Based on the assessment, management determined that, as of December 31, 2012, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Paul M. Limbert	/s/ Robert H. Young
Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited WesBanco, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fidelity Bancorp, Inc., which is included in the 2012 consolidated financial statements of WesBanco, Inc. and constituted approximately $564 million and $71 million of total assets and net assets, respectively, as of December 31, 2012 and $2.7 million and $0.9 million of net interest income and non-interest income, respectively, for the year then ended. Our audit of internal control over financial reporting of WesBanco, Inc. also did not include an evaluation of the internal control over financial reporting of Fidelity Bancorp, Inc.

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 7, 2013

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 7, 2013

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2012	2011
ASSETS
Cash and due from banks, including interest bearing amounts of $33,889 and $10,929, respectively	$125,605	$140,325
Securities:
Available-for-sale, at fair value	1,021,244	1,016,340
Held-to-maturity (fair values of $639,273 and $621,472, respectively)	602,509	592,925

Total securities	1,623,753	1,609,265

Loans held for sale	21,903	6,084

Portfolio loans, net of unearned income	3,687,762	3,239,368
Allowance for loan losses	(52,699)	(54,810)

Net portfolio loans	3,635,063	3,184,558

Premises and equipment, net	88,866	82,204
Accrued interest receivable	19,354	19,268
Goodwill and other intangible assets, net	324,465	283,150
Bank-owned life insurance	119,671	110,074
Other assets	120,037	101,102

Total Assets	$6,078,717	$5,536,030

LIABILITIES
Deposits:
Non-interest bearing demand	$874,923	$705,415
Interest bearing demand	831,368	698,113
Money market	847,805	789,037
Savings deposits	740,568	596,549
Certificates of deposit	1,649,620	1,604,752

Total deposits	4,944,284	4,393,866

Federal Home Loan Bank borrowings	111,187	168,186
Other short-term borrowings	142,971	196,887
Junior subordinated debt owed to unconsolidated subsidiary trusts	113,832	106,066

Total borrowings	367,990	471,139

Accrued interest payable	3,856	4,975
Other liabilities	48,403	32,260

Total Liabilities	5,364,533	4,902,240

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; issued: 29,214,660 and 26,633,848 in 2012 and 2011; outstanding: 29,214,660 shares and 26,629,360 shares in 2012 and 2011, respectively	60,863	55,487
Capital surplus	241,672	191,679
Retained earnings	419,246	388,818
Treasury stock (0 shares and 4,488 shares in 2012 and 2011, respectively, at cost)	—	(96)
Accumulated other comprehensive income (loss)	(6,365)	(902)
Deferred benefits for directors	(1,232)	(1,196)

Total Shareholders’ Equity	714,184	633,790

Total Liabilities and Shareholders’ Equity	$6,078,717	$5,536,030

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$166,656	$175,818	$189,380
Interest and dividends on securities:
Taxable	32,461	36,034	35,375
Tax-exempt	12,399	12,109	11,408

Total interest and dividends on securities	44,860	48,143	46,783

Other interest income	170	206	365

Total interest and dividend income	211,686	224,167	236,528

INTEREST EXPENSE
Interest bearing demand deposits	1,526	2,160	3,196
Money market deposits	2,183	4,802	6,894
Savings deposits	864	1,505	2,242
Certificates of deposit	26,371	31,054	36,817

Total interest expense on deposits	30,944	39,521	49,149

Federal Home Loan Bank borrowings	4,473	7,199	12,721
Other short-term borrowings	4,480	4,823	4,774
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,438	3,259	3,792

Total interest expense	43,335	54,802	70,436

NET INTEREST INCOME	168,351	169,365	166,092
Provision for credit losses	19,874	35,311	44,578

Net interest income after provision for credit losses	148,477	134,054	121,514

NON-INTEREST INCOME
Trust fees	18,044	17,173	15,835
Service charges on deposits	17,138	18,629	20,645
Electronic banking fees	11,336	10,088	8,482
Net securities brokerage revenue	4,604	4,413	4,563
Bank-owned life insurance	3,516	3,566	4,505
Net gains on sales of mortgage loans	2,876	1,977	2,885
Net securities gains	2,463	963	3,362
Net losses on other real estate owned and other assets	(305)	(1,290)	(4,128)
Other income	5,103	4,369	3,450

Total non-interest income	64,775	59,888	59,599

NON-INTEREST EXPENSE
Salaries and wages	58,913	56,673	54,663
Employee benefits	21,462	17,321	18,104
Net occupancy	10,905	11,255	10,728
Equipment	9,221	8,745	9,914
Marketing	4,235	5,142	4,187
FDIC insurance	3,899	4,768	6,681
Amortization of intangible assets	2,150	2,410	2,729
Restructuring and merger-related expense	3,888	—	175
Other operating expenses	35,447	33,981	33,971

Total non-interest expense	150,120	140,295	141,152

Income before provision for income taxes	63,132	53,647	39,961
Provision for income taxes	13,588	9,838	4,350

NET INCOME	$49,544	$43,809	$35,611

EARNINGS PER COMMON SHARE
Basic	$1.84	$1.65	$1.34
Diluted	$1.84	$1.65	$1.34

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,867,227	26,614,697	26,579,735
Diluted	26,888,847	26,615,281	26,580,293

DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.62	$0.56

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(in thousands)	2012	2011	2010
Net income	$49,544	$43,809	$35,611
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	5,154	11,226	(801)
Related income tax (expense) benefit	(1,866)	(4,209)	433
Unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	—	(8,877)
Related income tax expense	—	—	3,256
Net securities gains reclassified into earnings	(2,463)	(963)	(3,362)
Related income tax expense	915	359	1,233

Net effect on other comprehensive income for the period	1,740	6,413	(8,118)

Securities held-to-maturity:
Unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	—	8,877
Related income tax expense	—	—	(3,256)
Amortization of unrealized gain transferred from available-for-sale	(1,534)	(2,060)	(2,106)
Related income tax expense	577	733	773

Net effect on other comprehensive income for the period	(957)	(1,327)	4,288

Defined benefit pension plan:
Amortization of net loss and prior service costs	2,332	1,335	1,097
Related income tax expense	(918)	(426)	(511)
Recognition of unrealized (loss) gain	(12,143)	(11,183)	672
Related income tax benefit (expense)	4,483	4,155	(246)

Net effect on other comprehensive income for the period	(6,246)	(6,119)	1,012

Total other comprehensive income (loss)	(5,463)	(1,033)	(2,818)

Comprehensive income	$44,081	$42,776	$32,793

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2012, 2011 and 2010
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except shares and per share amounts)	Shares	Amount
January 1, 2010	26,567,653	$55,487	$192,268	$340,788	$(1,498)	$2,949	$(1,278)	$588,716

Net income				35,611				35,611
Other comprehensive income (loss)						(2,818)		(2,818)

Total comprehensive income								32,793
Common dividends declared
($0.56 per share)				(14,886)				(14,886)
Stock options exercised	2,050		(14)		44			30
Restricted stock granted	17,250		(391)		391			—
Stock compensation expense			210					210
Deferred benefits for directors—net			(86)				86	—

December 31, 2010	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863

Net income				43,809				43,809
Other comprehensive income (loss)						(1,033)		(1,033)

Total comprehensive income								42,776
Common dividends declared
($0.62 per share)				(16,504)				(16,504)
Stock options exercised	1,775		(13)		39			26
Restricted stock granted	40,632		(928)		928			—
Stock compensation expense			629					629
Deferred benefits for directors—net			4				(4)	—

December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income				49,544				49,544
Other comprehensive income (loss)						(5,463)		(5,463)

Total comprehensive income								44,081
Common dividends declared
($0.70 per share)				(19,116)				(19,116)
Shares issued for acquisition	2,543,132	5,298	48,368					53,666
Issuance of warrant			865					865
Stock options exercised	4,125	3	35		46			84
Restricted stock granted	42,809	75	(217)		142			—
Treasury shares acquired	(4,766)		22		(92)			(70)
Stock compensation expense			884					884
Deferred benefits for directors—net			36				(36)	—

December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$49,544	$43,809	$35,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,052	6,238	6,851
Other net amortization	7,609	7,172	6,868
Provision for credit losses	19,874	35,311	44,578
Net securities gains	(2,463)	(963)	(3,362)
Net gains on sales of mortgage loans	(2,876)	(1,977)	(2,885)
Decrease (increase) in deferred income tax assets	80	874	(3,219)
Increase in cash surrender value of bank-owned life insurance—net	(3,516)	(3,572)	(2,865)
Loans originated for sale	(134,591)	(80,730)	(155,389)
Proceeds from the sale of loans originated for sale	124,676	87,423	156,914
Net change in: other assets and accrued interest receivable	5,052	5,300	20,079
Net change in: other liabilities and accrued interest payable	4,711	6,986	(4,377)
Other—net	2,663	2,829	5,264

Net cash provided by operating activities	76,815	108,700	104,068

INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from sales	202,810	20,050	136,086
Proceeds from maturities, prepayments and calls	401,589	468,902	422,734
Purchases of securities	(420,289)	(540,840)	(687,926)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	113,284	95,781	65,526
Purchases of securities	(93,051)	(223,953)	(109,094)
Net cash received from acquisitions	10,945	—	—
Net (increase) decrease in loans	(169,215)	(2,325)	126,241
Purchases of premises and equipment—net	(5,970)	(2,514)	(2,695)
Sale of portfolio loans—net	15,332	6,902	5,199

Net cash provided by (used in) investing activities	55,435	(177,997)	(43,929)

FINANCING ACTIVITIES
Increase in deposits	95,001	221,543	198,479
Proceeds from Federal Home Loan Bank borrowings	—	—	20,000
Repayment of Federal Home Loan Bank borrowings	(115,611)	(85,080)	(261,802)
(Decrease) increase in other short-term borrowings	(108,255)	9,962	4,306
Decrease in federal funds	—	—	(5,000)
Repayment of junior subordinated debt	—	—	(5,000)
Dividends paid to common and preferred shareholders	(18,119)	(15,965)	(14,883)
Treasury shares sold—net	14	26	30

Net cash (used in) provided by financing activities	(146,970)	130,486	(63,870)

Net (decrease) increase in cash and cash equivalents	(14,720)	61,189	(3,731)
Cash and cash equivalents at beginning of the year	140,325	79,136	82,867

Cash and cash equivalents at end of the year	$125,605	$140,325	$79,136

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$44,454	$56,386	$73,085
Income taxes paid	11,920	10,550	4,560
Transfers of loans to other real estate owned	3,735	2,765	8,046
Transfers of portfolio loans to loans held for sale	22,146	17,192	15,437
Transfers of available for sale securities to held to maturity securities at fair value	—	—	426,723

Summary of Business Acquisition
Fair value of tangible assets acquired (including $26.4 million in cash)	$611,400	$—	$—
Fair value of other intangibles acquired	4,674	—	—
Fair value of liabilities assumed	(584,885)	—	—
Stock issued for the purchase of acquired company’s common stock	(53,667)	—	—
Warrant issued for the purchase of acquired company’s warrant	(865)
Cash paid for the acquisition	(15,448)	—	—

Goodwill and other intangibles recognized	$(38,791)	$—	$—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 118 banking offices, one loan production office and 107 ATM machines in West Virginia, Ohio and Western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has nine wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 13, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns non-controlling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns which are not included in the Consolidated Financial Statements. Refer to Note 9, “Investments in Limited Partnerships” for further detail.

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

Other-than-temporary impairment losses: An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. If WesBanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if the impairment is other-than-temporary due to credit impairment. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the extent and duration of the decline in fair value, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If the impairment is to be considered temporary, the impairment is recognized in other comprehensive income in the Consolidated Balance Sheet. If the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and non-credit portions. The credit portion is recognized in the Consolidated Statements of Income. The non-credit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security and is recognized in other comprehensive income.

Loans and Loans Held for Sale—Loans originated by  WesBanco are reported at the principal amount outstanding, net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at the lower of cost or estimated market value. Portfolio loans specifically identified as held for sale are recorded at the contractual sales price or third party valuation less selling costs.

Loans acquired in acquisitions are recorded at fair value with no carryover of related allowance for credit losses. The premium or discount derived from the fair market value adjustment is recognized into interest income using a level yield method over the remaining expected life of the loan.

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

Allowance for Credit Losses—The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or a TDR are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade using a migration analysis that categorizes each charged-off loan based on its risk grade twelve months prior to the charge-off.

Historical loss rates for residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each category of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that historical loss rates for the most recent twelve month period are generally the most indicative of probable losses in the portfolio. However, management calculates annualized historical loss rates for multiple periods ranging from the most recent three months to the last three years and periodically evaluates the loss rates for each of the periods to assess trends in loss rates over time. In the event that the most recent twelve month loss rate is less than the last three years loss rate, the last three year loss rate is generally used because it is considered by management to be more indicative of probable loss in the portfolio during periods when the most recent twelve month loss rate is not inflated by adverse economic conditions. Loss rates over a period covering more than the last three years are not considered to be as meaningful because of changes in the risk profile and characteristics of the portfolio that can occur over a longer period of time.

Management may also adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. Loss estimation models and techniques used to determine the appropriateness of the allowance for credit losses are continually refined and enhanced; however there have been no material substantive changes to such models and techniques compared to prior periods. The variability of management’s estimates and assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition.

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

When determining whether a debtor is experiencing financial difficulties, consideration is given to any known default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification. Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt (including principal & interest) in accordance with the contractual terms for the foreseeable future, without a modification. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of that collateral is considered in determining whether the principal will be paid. Additionally, all consumer bankruptcies are considered TDR.

In general, a debtor that, in the judgment of the Bank, can obtain funds from sources other than its existing creditors at market interest rates at or near those for non-troubled debt is not involved in a TDR. A restructuring that results in only a delay in payment that is insignificant is not a concession, for example, if the amounts of restructured payments subject to delay are insignificant relative to the unpaid principal or collateral value of the debt. Additionally, the delay in the timing of a restructured payment period that is insignificant relative to the frequency of payments due, the debt’s original contractual maturity, or the debt’s original expected duration is not a concession.

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

Non-accrual loans that are restructured remain on non-accrual, but may move to accrual status after they have performed according to the restructured terms for a period of time. TDRs on accrual status generally remain on accrual status as long as they continue to perform in accordance with their modified terms. TDRs may also be placed on non-accrual if they do not perform in accordance with the restructured terms. Loans may be removed from TDR status after they have performed according to the renegotiated terms for a period of time if the interest rate under the modified terms is at or above market, or if the loan returns to its original terms.

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

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated economic useful lives of the leased assets or the remaining terms of the underlying leases. Useful lives range from three to ten years for furniture and equipment, 15 to 39 years for buildings and building improvements, and 15 years for land improvements. Maintenance and repairs are expensed as incurred while major improvements that extend the useful life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

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

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more often if events or circumstances indicate they may be impaired. WesBanco has elected not to perform the qualitative assessment as permitted by GAAP to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. Finite-lived intangible assets, which consist primarily of core deposit and customer list intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from 10 to 16 years in total, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

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

Earnings Per Common Share—Basic earnings per common share (“EPS”) are calculated by dividing net income available to common shareholders, by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares which would be issued assuming the exercise of common stock options and outstanding warrants. Restricted stock shares are recorded as issued and outstanding upon their grant and therefore are included in the weighted-average shares outstanding.

Trust Assets—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain trust assets are held on deposit at the Bank.

Stock-Based Compensation—Stock-based compensation awards granted, comprised of stock options and restricted stock, are valued at fair value and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. For service-based awards with graded vesting schedules, compensation expense is divided equally among the vesting periods with each separately vested portion of the award recognized in compensation expense on a straight-line basis over the requisite service period.

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value, an assumed rate of annual compensation increase and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions.

Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and including references to other disclosures. The pronouncement is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In December 2011, the FASB issued an accounting pronouncement which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, including instruments and transactions subject to master netting arrangements. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with existing GAAP or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued an accounting pronouncement to clarify and limit the scope of the aforementioned pronouncement by more specifically defining transactions eligible for offset. The pronouncements should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

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

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, an amendment to the June 2011 accounting pronouncement was issued which deferred the requirement that entities present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Entities should continue to report reclassifications relating to accumulated other comprehensive income consistent with the presentation requirements in effect before the June 2011 accounting pronouncement. The disclosures in the original June 2011 pronouncement that were not deferred in the December 2011 pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. WesBanco has adopted a single continuous statement of comprehensive income for interim periods and two separate but consecutive statements for its 2012 year-end reporting.

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

NOTE 2. MERGERS AND ACQUISITIONS

On November 30, 2012, WesBanco completed its acquisition of Fidelity Bancorp, Inc. (“Fidelity”), and its wholly-owned banking subsidiary, Fidelity Bank, PaSB, (“Fidelity Bank”), a Pennsylvania-chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. On the acquisition date, Fidelity had $654.9 million in assets, which included $322.6 million in loans, and $222.0 million in securities. The acquisition was valued at $70.0 million and resulted in WesBanco issuing 2,543,132 shares of its common stock and $15.4 million in cash in exchange for Fidelity common stock. The assets and liabilities of Fidelity were recorded on WesBanco’s balance sheet at their preliminary estimated fair values as of November 30, 2012, the acquisition date, and Fidelity’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Fidelity was merged into WesBanco and Fidelity Bank was merged into WesBanco Bank on November 30, 2012. In conjunction with the completion of this acquisition, Fidelity fully repurchased the $7.0 million of Fidelity preferred stock previously issued to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). A related warrant issued by Fidelity to the UST has been converted into a warrant to purchase up to 100,448 shares of WesBanco’s common stock. The warrant expires November 30, 2022 and has an exercise price of $10.45 per share. Based on a preliminary purchase price allocation, WesBanco recorded $38.8 million in goodwill and $4.7 million in core deposit intangible as a result of the acquisition. The fair values for the assets and liabilities acquired are provisional amounts and are currently under review. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

For the twelve months ended December 31, 2012, WesBanco recorded merger-related expenses of $3.2 million associated with the Fidelity acquisition. Prior to the acquisition, Fidelity recorded merger-related expenses of $4.6 million in 2012.

The total of net interest income and non-interest income of the acquired operations of Fidelity was approximately $2.7 million and net income was approximately $0.9 million from December 1, 2012 through December 31, 2012. If the acquisition had occurred on January 1, 2011, unaudited proforma net interest income and non-interest income of the combined entity for the twelve months ended December 31, 2012 would have totaled approximately $252.7 million and unaudited proforma net income would have been approximately $47.4 million as compared to $252.5 million and $48.4 million, respectively, for the twelve months ended December 31, 2011. All merger-related expenses were included in 2012 pro-forma results.

The following table shows the calculation of the purchase price and the resulting goodwill relating to the Fidelity acquisition:

(in thousands)		November 30, 2012
Purchase price:
Fair value of WesBanco shares issued, net of equity issuance costs		$53,667
Cash consideration for outstanding Fidelity shares, stock options and non-vested restricted stock		15,448
Warrant issued		865

Total purchase price		$69,980

Fair value of:
Tangible assets acquired	$585,007
Core deposit intangible asset acquired	4,674
Liabilities assumed	(584,885)
Net cash received in the acquisition	26,393

Fair value of net assets acquired		31,189

Goodwill recognized		$38,791

The following table summarizes the fair value of the net assets that WesBanco acquired from Fidelity:

(in thousands)	November 30, 2012
Assets
Cash and due from banks	$26,393
Securities	221,992
Loans	322,628
Goodwill and other intangible assets	43,465
Accrued income and other assets	40,387

Total assets	$654,865

Liabilities
Deposits	$455,257
Borrowings	121,436
Accrued expenses and other liabilities	8,192

Total liabilities	584,885

Purchase price	$69,980

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2012	2011	2010
Numerator for both basic and diluted earnings per common share:
Net income	$49,544	$43,809	$35,611

Denominator:
Total average basic common shares outstanding	26,867,227	26,614,697	26,579,735
Effect of dilutive stock options and warrant	21,620	584	558

Total diluted average common shares outstanding	26,888,847	26,615,281	26,580,293

Earnings per common share—basic	$1.84	$1.65	$1.34
Earnngs per common share—diluted	$1.84	$1.65	$1.34

NOTE 4. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$96,257	$411	$(56)	$96,612	$197,898	$834	$(12)	$198,720
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	721,824	10,690	(304)	732,210	579,430	9,244	(582)	588,092
Obligations of states and political subdivisions	139,511	9,133	(9)	148,635	171,782	8,664	(13)	180,433
Corporate debt securities	32,706	213	(234)	32,685	45,002	107	(1,043)	44,066

Total debt securities	$990,298	$20,447	$(603)	$1,010,142	$994,112	$18,849	$(1,650)	$1,011,311
Equity securities	10,207	916	(21)	11,102	4,179	851	(1)	5,029

Total available-for-sale securities	$1,000,505	$21,363	$(624)	$1,021,244	$998,291	$19,700	$(1,651)	$1,016,340

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$152,872	$6,421	$(80)	$159,213	$247,938	$7,223	$(87)	$255,074
Other residential collateralized mortgage obligations	353	8	—	361	783	9	(1)	791
Obligations of states and political subdivisions	449,284	31,244	(829)	479,699	342,752	21,459	(138)	364,073
Corporate debt securities	—	—	—	—	1,452	82	—	1,534

Total held-to-maturity securities	$602,509	$37,673	$(909)	$639,273	$592,925	$28,773	$(226)	$621,472

Total securities	$1,603,014	$59,036	$(1,533)	$1,660,517	$1,591,216	$48,473	$(1,877)	$1,637,812

At December 31, 2012 and 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2012. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2012
(in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Other government agencies	$2,516	$12,838	$46,778	$34,480	$—	$96,612
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	732,210	732,210
Obligations of states and political subdivisions	8,788	48,621	37,756	53,470	—	148,635
Corporate debt securities	5,134	18,360	1,906	7,285	—	32,685
Equity securities (3)	—	—	—	—	11,102	11,102

Total available-for-sale securities	$16,438	$79,819	$86,440	$95,235	$743,312	$1,021,244

Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$159,213	$159,213
Other residential collateralized mortgage obligations (1)	—	—	—	—	361	361
Obligations of states and political subdivisions	2,741	9,405	112,278	355,275	—	479,699

Total held-to-maturity securities	$2,741	$9,405	$112,278	$355,275	$159,574	$639,273

Total securities	$19,179	$89,224	$198,718	$450,510	$902,886	$1,660,517

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity portfolio is carried at an amortized cost of $602.5 million.
(3)	Equity securities, which have no stated maturity, are not assigned a maturity category.

Securities with aggregate par values of $710.5 million and $666.9 million at December 31, 2012 and 2011, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $202.8 million, $20.1 million and $136.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income net of tax, as of December 31, 2012 and 2011 were $13.0 million and $11.3 million, respectively. Gross security gains on available-for-sale securities of $2.7 million, $1.1 million and $3.4 million were realized for the years ended December 31, 2012, 2011 and 2010, respectively. Gross security losses on available-for-sale securities of $0.2 million, $0.1 million, and $41 thousand were realized for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2012 and 2011:

	December 31, 2012
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$18,894	$(56)	6	$—	$—	—	$18,894	$(56)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	38,913	(258)	20	9,966	(126)	10	48,879	(384)	30
Other residential collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	72,521	(838)	107	—	—	—	72,521	(838)	107
Corporate debt securities	1,526	(57)	2	10,878	(177)	5	12,404	(234)	7
Equity securities	2,838	(21)	2	—	—	—	2,838	(21)	2

Total temporarily impaired securities	$134,692	$(1,230)	137	$20,844	$(303)	15	$155,536	$(1,533)	152

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$24,486	$(12)	7	$—	$—	—	$24,486	$(12)	7
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	133,106	(646)	34	795	(23)	2	133,901	(669)	36
Other residential collateralized mortgage	185	(1)	1	—	—	—	185	(1)	1
Obligations of states and political subdivisions	14,443	(146)	20	1,902	(5)	4	16,345	(151)	24
Corporate debt securities	19,763	(145)	11	13,103	(898)	5	32,866	(1,043)	16
Equity securities	4	(1)	2	—	—	—	4	(1)	2

Total temporarily impaired securities	$191,987	$(951)	75	$15,800	$(926)	11	$207,787	$(1,877)	86

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $21.3 million and $21.9 million at December 31, 2012 and 2011, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the recorded investment in loans by category and includes acquired Fidelity loans of $313.4 million at December 31, 2012. The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.5 million and $3.1 million at December 31, 2012 and 2011, respectively.

	December 31,	December 31,
(in thousands)	2012	2011
Commercial real estate:
Land and construction	$193,004	$175,867
Improved property	1,665,341	1,509,698

Total commercial real estate	1,858,345	1,685,565

Commercial and industrial	478,025	426,315
Residential real estate	793,702	621,383
Home equity	277,226	251,785
Consumer	280,464	254,320

Total portfolio loans	3,687,762	3,239,368

Loans held for sale	21,903	6,084

Total loans	$3,709,665	$3,245,452

The following table summarizes changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31,
	2012
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,171	5,452	2,147	5,039	1,610	2,963	619	20,001
Provision for loan commitments	(47)	4	(108)	2	16	6	—	(127)

Total provision for credit losses	2,124	5,456	2,039	5,041	1,626	2,969	619	19,874

Charge-offs	(3,879)	(7,693)	(4,625)	(3,902)	(1,144)	(3,851)	(871)	(25,965)
Recoveries	607	1,107	390	407	30	1,035	277	3,853

Net charge-offs	(3,272)	(6,586)	(4,235)	(3,495)	(1,114)	(2,816)	(594)	(22,112)

Balance at end of period:
Allowance for loan losses	3,741	23,614	9,326	7,182	2,458	5,557	821	52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total ending allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

	For the Years Ended December 31,
	2011								2010
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total	Total
Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051	$61,160
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404	195

Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455	61,355

Provision for credit losses:
Provision for loan losses	7,436	12,385	8,799	3,940	571	2,753	363	36,247	43,369
Provision for loan commitments	(963)	(264)	258	3	19	11	—	(936)	1,209

Total provision for credit losses	6,473	12,121	9,057	3,943	590	2,764	363	35,311	44,578

Charge-offs	(7,494)	(19,466)	(9,087)	(4,627)	(798)	(4,037)	(936)	(46,445)	(46,367)
Recoveries	199	993	909	375	116	1,053	312	3,957	2,889

Net charge-offs	(7,295)	(18,473)	(8,178)	(4,252)	(682)	(2,984)	(624)	(42,488)	(43,478)

Balance at end of period:
Allowance for loan losses	4,842	24,748	11,414	5,638	1,962	5,410	796	54,810	61,051
Allowance for loan commitments	74	21	323	4	33	13	—	468	1,404

Total ending allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278	$62,455

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential
	Land and	Improved	and	Real	Home		Over-
(in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	draft	Total
December 31, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$832	$911	$—	$—	$—	$—	$—	$1,743
Allowance for loans collectively evaluated for impairment	2,909	22,703	9,326	7,182	2,458	5,557	821	50,956
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

Portfolio loans:
Individually evaluated for impairment (1)	$2,545	$6,987	$—	$—	$—	$—	$—	$9,532
Collectively evaluated for impairment	189,839	1,658,306	477,594	791,475	277,126	279,980	—	3,674,320
Loans acquired with deteriorated credit quality	620	48	431	2,227	100	484	—	3,910

Total portfolio loans	$193,004	$1,665,341	$478,025	$793,702	$277,226	$280,464	$—	$3,687,762

December 31, 2011
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$1,788	$1,565	$—	$—	$—	$—	$—	$3,353
Allowance for loans collectively evaluated for impairment	3,054	23,183	11,414	5,638	1,962	5,410	796	51,457
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278

Portfolio loans:
Individually evaluated for impairment (1)	$10,815	$18,028	$—	$—	$—	$—	$—	$28,843
Collectively evaluated for impairment	165,052	1,491,670	426,315	621,383	251,785	254,320	—	3,210,525

Total portfolio loans	$175,867	$1,509,698	$426,315	$621,383	$251,785	$254,320	$—	$3,239,368

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Criticized or marginal loans are currently protected but have weaknesses, which if not corrected, may inadequately protect WesBanco Bank at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues which may warrant this grade include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2012
Excellent—minimal risk	$—	$789	$64,255	$65,044
Good—desirable risk	38,292	701,447	152,853	892,592
Fair—acceptable risk	136,643	826,790	242,564	1,205,997
Criticized—marginal	10,573	66,906	9,298	86,777
Classified—substandard	7,496	69,409	9,055	85,960
Classified—doubtful	—	—	—	—

Total	$193,004	$1,665,341	$478,025	$2,336,370

As of December 31, 2011
Excellent—minimal risk	$625	$448	$51,923	$52,996
Good—desirable risk	40,278	593,563	185,745	819,586
Fair—acceptable risk	97,077	727,594	156,459	981,130
Criticized—marginal	19,701	107,433	14,061	141,195
Classified—substandard	18,186	80,660	18,127	116,973
Classified—doubtful	—	—	—	—

Total	$175,867	$1,509,698	$426,315	$2,111,880

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $17.9 million at December 31, 2012 and $18.2 million at December 31, 2011, of which $4.9 million and $4.2 million were accruing, for each period respectively. These amounts are not included in the tables above.

The following table summarizes the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2012
Commercial real estate:
Land and construction	$189,072	$1,470	$—	$2,462	$3,932	$193,004	$—
Improved property	1,643,833	5,722	2,224	13,562	21,508	1,665,341	338

Total commercial real estate	1,832,905	7,192	2,224	16,024	25,440	1,858,345	338
Commercial and industrial	475,186	283	412	2,144	2,839	478,025	98
Residential real estate	774,006	4,231	4,833	10,632	19,696	793,702	3,199
Home equity	274,235	1,352	197	1,442	2,991	277,226	722
Consumer	273,329	4,655	1,123	1,357	7,135	280,464	937

Total portfolio loans	3,629,661	17,713	8,789	31,599	58,101	3,687,762	5,294
Loans held for sale	21,903	—	—	—	—	21,903	—

Total loans	$3,651,564	$17,713	$8,789	$31,599	$58,101	$3,709,665	$5,294

Non-performing loans included above are as follows:
Non-accrual loans	$11,724	$591	$1,747	$25,310	$27,648	$39,372
TDRs accruing interest (1)	21,665	794	827	995	2,616	24,281

As of December 31, 2011
Commercial real estate:
Land and construction	$166,322	$1,391	$127	$8,027	$9,545	$175,867	$—
Improved property	1,486,001	4,485	3,446	15,766	23,697	1,509,698	18

Total commercial real estate	1,652,323	5,876	3,573	23,793	33,242	1,685,565	18
Commercial and industrial	417,341	1,624	333	7,017	8,974	426,315	939
Residential real estate	601,541	5,742	1,186	12,914	19,842	621,383	2,881
Home equity	247,771	1,843	447	1,724	4,014	251,785	498
Consumer	247,736	4,469	1,030	1,085	6,584	254,320	799

Total portfolio loans	3,166,712	19,554	6,569	46,533	72,656	3,239,368	5,135
Loans held for sale	6,084	—	—	—	—	6,084	—

Total loans	$3,172,796	$19,554	$6,569	$46,533	$72,656	$3,245,452	$5,135

Non-performing loans included above are as follows:
Non-accrual loans	$12,377	$1,629	$2,818	$40,668	$45,115	$57,492
TDRs accruing interest (1)	26,893	1,434	354	730	2,518	29,411

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

Impaired Loans—A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally included all non-accrual loans and TDRs, including loans acquired with deteriorated credit quality.

Loans are generally placed on non-accrual status when they become past due 90 days or more unless they are both well-secured and in the process of collection. Loans may also be placed on non-accrual when full collection of principal is in doubt even if payments on such loans remain current, or may remain on non-accrual if they are 90 days or more past due but subsequently brought current and maintained current for at least six consecutive months.

Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

Acquired loans that have experienced a deterioration of credit quality from origination to acquisition for which it is probable that WesBanco will be unable to collect all contractually required payments receivable, including both principal and interest, are considered impaired.

WesBanco acquired impaired loans with a book value of $16.6 million in the Fidelity acquisition. These loans were recorded at their fair value of $11.2 million. Acquired impaired loans with a fair value of $7.3 million were sold in December. The balance of these loans at December 31, 2012 was $3.9 million, of which $1.8 million were non-accrual and $2.1 million were accruing TDRs. The accretion that is expected to be recognized into future earnings totaled $0.9 million at December 31, 2012.

The following tables summarize all impaired loans:

	Impaired Loans
	December 31, 2012			December 31, 2011
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate:
Land and construction	$9,278	$5,577	$—	$19,733	$14,731	$—
Improved property	27,515	24,455	—	38,629	34,352	—
Commercial and industrial	4,546	4,019	—	11,536	9,078	—
Residential real estate	22,146	20,269	—	18,038	16,221	—
Home equity	2,437	2,207	—	1,465	1,331	—
Consumer	1,757	1,517	—	344	289	—

Total impaired loans without a related allowance	67,679	58,044	—	89,745	76,002	—

With an allowance recorded:
Commercial real estate:
Land and construction	1,627	1,627	832	2,813	2,813	1,788
Improved property	4,098	3,982	911	8,388	8,088	1,565
Commercial and industrial	—	—	—	—	—	—

Total impaired loans with an allowance	5,725	5,609	1,743	11,201	10,901	3,353

Total impaired loans	$73,404	$63,653	$1,743	$100,946	$86,903	$3,353

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Land and construction	$9,054	$157	$11,541	$447
Improved property	28,493	632	33,534	890
Commercial and industrial	6,408	123	9,088	222
Residential real estate	15,724	639	14,673	307
Home equity	1,324	64	1,092	6
Consumer	480	95	240	4

Total impaired loans without a related allowance	61,483	1,710	70,168	1,876

With an allowance recorded:
Commercial real estate:
Land and construction	2,888	54	4,383	35
Improved property	7,388	196	17,325	301
Commercial and industrial	—	—	736	—

Total impaired loans with an allowance	10,276	250	22,444	336

Total impaired loans	$71,759	$1,960	$92,612	$2,212

The following tables present the recorded investment in all non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2012	December 31, 2011
Commercial real estate:
Land and construction	$4,668	$10,135
Improved property	18,239	25,122

Total commercial real estate	22,907	35,257

Commercial and industrial	3,387	8,238
Residential real estate	11,247	12,377
Home equity	1,184	1,331
Consumer	647	289

Total	$39,372	$57,492

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2012			December 31, 2011
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$2,537	$2,935	$5,472	$7,410	$5,662	$13,072
Improved property	10,198	6,452	16,650	17,318	8,398	25,716

Total commercial real estate	12,735	9,387	22,122	24,728	14,060	38,788

Commercial and industrial	632	728	1,360	839	2,514	3,353
Residential real estate	9,022	4,077	13,099	3,844	713	4,557
Home equity	1,022	519	1,541	—	—	—
Consumer	870	290	1,160	—	—	—

Total	$24,281	$15,001	$39,282	$29,411	$17,287	$46,698

As of December 31, 2012, there were five TDRs greater than $1.0 million representing $8.5 million or 21.6% of total TDRs comprised of one commercial real estate land and construction loan and four commercial real estate improved property loans with specific reserves of $1.7 million. The concessions granted in the majority of the top five TDRs were either extensions of maturity combined with interest only for a period of less than a year, or a reduction in payments through an extension of maturity date by re-amortizing principal and interest. The 2012 ending TDR balance includes accruing and non-accrual TDRs totaling $9.4 million related to the implementation during the year of a regulatory requirement for primarily mortgage, home equity and consumer loans discharged in bankruptcy, which the borrower has continued to repay after the discharge.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2012 and 2011:

	New TDRs (1) For the Year Ended December 31, 2012			New TDRs (1) For the Year Ended December 31, 2011
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	2	$577	$576	7	$4,482	$4,205
Improved property	13	2,889	2,245	33	7,586	6,306

Total commercial real estate	15	3,466	2,821	40	12,068	10,511

Commercial and industrial	18	431	380	17	3,940	2,507
Residential real estate	170	8,149	7,693	8	872	876
Home equity	79	1,673	1,501	—	—	—
Consumer	83	893	689	—	—	—

Total	365	$14,612	$13,084	65	$16,880	$13,894

(1)	Excludes loans that were either paid off or charged-off for the year ended December 31, 2012, and accruing TDRs acquired through the Fidelity acquisition of $2.1 million. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the year ended December 31, 2012 that were restructured within the last twelve months prior to December 31, 2012 and 2011:

	Defaulted TDRs (1) For the Year Ended December 31, 2012		Defaulted TDRs (1) For the Year Ended December 31, 2011
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	1	$141
Improved property	1	911	7	1,089

Total commercial real estate	1	911	8	1,230

Commercial and industrial	—	—	3	634
Residential real estate	1	45	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total	2	$956	11	$1,864

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2012 and 2011.

TDRs that defaulted during the twelve month period that were restructured during the twelve months ended December 31, 2012 represented 2.4% of the total TDR balance at December 31, 2012. Generally these loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At December 31, 2012, none of the loans in the table above were accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Average impaired loans	$71,759	$92,612	$91,757
Amount of contractual interest income on impaired loans	3,463	4,727	6,363
Amount of interest income recognized on impaired loans	1,960	2,212	3,152

WesBanco had unfunded commitments to debtors whose loans were classified as TDRs of $49 thousand and $25 thousand at December 31, 2012 and 2011, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2012	2011
Other real estate owned	$5,741	$2,786
Repossessed assets	247	243

Total other real estate owned and repossessed assets	$5,988	$3,029

Included in the table above is $3.7 million of other real estate owned and repossessed assets acquired in the Fidelity acquisition.

NOTE 6. LOANS SERVICED FOR OTHERS AND MORTGAGE SERVICING RIGHTS

As of December 31, 2012 and 2011, WesBanco serviced loans for others aggregating approximately $116.2 million and $157.7 million, respectively. Such loans are not included in the Consolidated Balance Sheets. The unamortized balance of mortgage servicing rights (MSRs) related to these loans was approximately $1.3 million and $1.8 million, respectively, at December 31, 2012 and 2011, which approximate fair value. A valuation allowance of $0.3 million was recorded at December 31, 2012 and 2011 as the fair value of certain loan pools was less than their carrying value. Amortization of MSRs was $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Please refer to Note 17 “Fair Value Measurements” for additional disclosure.

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2012	2011
Land and improvements	$26,065	$24,177
Buildings and improvements	98,877	96,914
Furniture and equipment	77,866	71,256

Total cost	202,808	192,347
Accumulated depreciation and amortization	(113,942)	(110,143)

Total premises and equipment, net	$88,866	$82,204

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2012, 2011 and 2010 was $6.1 million, $6.2 million and $6.8 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $2.5 million, $2.4 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$2,348
2014	1,969
2015	1,796
2016	1,441
2017	1,183
2018 and thereafter	8,804

Total	$17,541

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $312.9 million and $274.1 million at December 31, 2012 and 2011, respectively. WesBanco’s other intangible assets of $11.6 million and $9.1 million at December 31, 2012 and 2011, respectively, primarily consist of core deposit and other customer list intangibles which have finite lives and are amortized using straight line and accelerated methods. WesBanco recognized $38.8 million in goodwill and $4.7 million in core deposit intangibles in connection with the Fidelity acquisition. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of other intangible assets totaled $2.2 million, $2.4 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no events or changes in circumstances indicating impairment of identifiable intangibles as of December 31, 2012.

WesBanco completed its annual goodwill impairment test as of November 30, 2012 and determined that goodwill was not impaired. The evaluation for impairment involves comparing the estimated current fair value of each reporting unit to its carrying value, including goodwill. WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. Management concluded that goodwill was not impaired as of December 31, 2012.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2012	2011
Other intangible assets:
Gross carrying amount	$38,048	$33,375
Accumulated amortization	(26,432)	(24,283)

Net carrying amount of other intangible assets	$11,616	$9,092

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2013	$2,288
2014	1,920
2015	1,634
2016	1,401
2017	1,179

NOTE 9. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. Investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. At December 31, 2012 and 2011, WesBanco had $2.8 million and $4.3 million, respectively, invested in these partnerships. WesBanco also recognizes the unconditional unfunded equity contributions of $0.5 million and $0.7 million at December 31, 2012 and 2011, respectively, in other liabilities. For the years ended December 31, 2012, 2011 and 2010, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $1.5 million, $0.9 million, and $1.0 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $0.9 million, $1.0 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

WesBanco is also a limited partner in eight other limited partnerships which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2012 and 2011, WesBanco had $4.6 million and $3.5 million invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ net gains of $5 thousand for the year ended December 31, 2012 and net losses of $60 thousand and $0.1 million, respectively, for the years ended December 31, 2011 and 2010.

NOTE 10. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $827.6 million and $797.0 million as of December 31, 2012 and 2011, respectively. Interest expense on certificates of deposit of $100 thousand or more was $14.9 million, $15.9 million and $17.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2013	$889,989
2014	328,119
2015	273,207
2016	90,580
2017	49,223
2018 and thereafter	18,502

Total	$1,649,620

NOTE 11. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgage and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2012 and 2011, WesBanco had FHLB borrowings of $111.2 million and $168.2 million, respectively, with a weighted-average interest rate of 3.04% and 3.58%, respectively. The decline in borrowings from December 31, 2011 was due to scheduled maturities, offset partially by $58.9 million in FHLB of Pittsburgh borrowings acquired in the Fidelity acquisition, of which $20.7 million remained at December 31, 2012 as $38.2 million were paid off in December. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $21.3 million at December 31, 2012 and $21.9 million at December 31, 2011 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2012 and 2011 was estimated to be approximately $1.3 billion and $1.0 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $111.2 million outstanding at December 31, 2012, $56.0 million in convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2012 based on their contractual maturity dates and effective interest rates:

(dollars in thousands)	Scheduled Maturity	Weighted Average Rate
Year
2013	$70,731	2.58%
2014	16,102	3.40%
2015	905	4.69%
2016	106	4.35%
2017	15,760	3.77%
2018 and thereafter	7,583	4.73%

Total	$111,187	3.04%

NOTE 12. OTHER SHORT-TERM BORROWINGS

Other short-term borrowings are comprised of the following:

	December 31,
(in thousands)	2012	2011
Securities sold under agreements to repurchase	$142,971	$193,752
Treasury tax and loan notes and other	—	3,135

Total	$142,971	$196,887

Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
(dollars in thousands)	2012	2011	2010
Outstanding balance at year end	$142,971	$193,752	$185,079
Average balance during the year	189,451	191,697	179,011
Maximum month-end balance during the year	205,016	209,644	192,529
Average interest cost at year end	1.80%	2.53%	2.61%
Average interest cost during the year	2.36%	2.52%	2.67%

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and securities are pledged to these customers at the time of the transaction in an amount at least equal to the outstanding balance. The borrowings consist of callable repurchase agreements and overnight sweep checking accounts. Callable repurchase agreements transacted with other banks were $43.2 million of the balance outstanding at December 31, 2012, of which $20.0 million have fixed rates for the remainder of the agreements. Overnight sweep checking accounts were $99.7 million, of which $4.0 million have fixed rates for the remainder of the agreements.

In 2012, fixed rate repos totaling $50.0 million matured. Additionally, variable rate repos acquired through the Fidelity acquisition with a fair value of $47.6 million were paid off in December 2012.

A revolving line of credit, which is a senior obligation of the parent company, was renewed with a correspondent bank on August 6, 2012. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million and matures on July 31, 2013. There were no outstanding balances as of December 31, 2012 or 2011.

NOTE 13. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

WesBanco Capital Trust II, WesBanco Capital Statutory Trust III, and WesBanco Capital Trusts IV, V and VI, Oak Hill Capital Trusts 2, 3 and 4, and FB Capital Statutory Trust III (the “Trusts”) are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco, the former Oak Hill Financial, Inc. and former Fidelity Bancorp, Inc., acquired by WesBanco in 2007 and 2012, respectively, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Trusts 2 and 3 were organized in 2004 and Trust 4 was organized in 2005. The Fidelity Trust was organized in 2007.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier 1 instruments at December 31, 2012, but no such securities issued in the future will count as Tier 1 capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2012:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	4,904	155	5,059	6/30/2035	6/30/2015
FB Capital Statutory Trust III (8)	7,500	232	7,732	12/15/2037	12/15/2012

Total trust preferred securities	$110,404	$3,428	$113,832

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.46% through March 30, 2013, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.41% through March 26, 2013, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 2.96% through March 17, 2013, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 2.08% through March 17, 2013, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.72% through January 18, 2013, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.62% through January 18, 2013, adjustable quarterly.
(7)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60% thereafter, adjustable quarterly.
(8)	Variable rate based on the three-month LIBOR plus 1.36% with a current rate of 1.67% through March 15, 2013, adjustable quarterly.

On January 29, 2013, WesBanco provided a notice of redemption to the holders of FB Capital Statutory Trust III Floating Rate Junior Subordinated Deferrable Debentures (the “Securities”). The Securities will be redeemed on March 15, 2013 in full at a redemption price of 100% of the principal plus accrued and unpaid interest. The aggregate redemption price, excluding accrued interest, will total approximately $7.7 million.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2012	2011
Accumulated benefit obligation at end of year	$85,744	$68,980

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$76,503	$66,561
Service cost	2,737	2,580
Interest cost	3,882	3,636
Actuarial loss	14,406	6,233
Benefits paid	(3,026)	(2,507)

Projected benefit obligation at end of year	$94,502	$76,503

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$72,830	$69,625
Actual return on plan assets	7,804	712
Employer contribution	5,000	5,000
Benefits paid	(3,026)	(2,507)

Fair value of plan assets at end of year	$82,608	$72,830

Amounts recognized in the statement of financial position:
Funded status	$(11,894)	$(3,673)

Net amounts recognized as payable pension costs in the consolidated balance sheets	$(11,894)	$(3,673)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$273	$318
Unrecognized net loss	33,655	23,799

Net amounts recognized in accumulated other comprehensive income (before tax)	$33,928	$24,117

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.36%	5.11%
Rate of compensation increase	3.00%	3.00%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$2,737	$2,580	$2,329
Interest cost	3,882	3,636	3,516
Expected return on plan assets	(5,541)	(5,663)	(4,801)
Amortization of prior service cost	45	59	(117)
Amortization of net loss	2,287	1,276	1,215

Net periodic pension cost	$3,410	$1,888	$2,142

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain) for period	$12,143	$11,183	$(671)
Amortization of prior service cost	(45)	(59)	117
Amortization of net loss	(2,287)	(1,276)	(1,215)

Total recognized in other comprehensive income	$9,811	$9,848	$(1,769)

Total recognized in net periodic pension cost and other comprehensive income	$13,221	$11,736	$373

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.11%	5.53%	6.20%
Rate of compensation increase	3.00%	3.00%	3.25%
Expected long-term return on assets	7.75%	8.25%	8.25%

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into the net periodic pension cost over the next fiscal year are $3.3 million and $45 thousand, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period of approximately 10 years.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class. For 2013, this rate will decrease to 7.25% due to anticipated market returns for the Plan’s mix of assets expected for 2013.

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

A maximum of 10% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poors or higher. No more than 10% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2012 and 2011 the Plan’s equity securities included

55,300 shares of WesBanco common stock with a fair market value of $1.2 million and $1.1 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2012	December 31,
		2012	2011
Asset Category:
Equity securities	50 - 75%	55%	70%
Debt securities	25 - 50%	43%	28%
Cash and cash equivalents	0 - 25%	2%	2%

Total		100%	100%

The fair values of WesBanco’s pension plan assets at December 31, 2012 and 2011, by asset category are as follows:

		December 31, 2012
		Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets
Registered investment companies	$8,692	$8,692	$—	$—
Equity securities	47,162	47,162	—	—
Corporate debt securities	12,697	—	12,697	—
Municipal obligations	2,561	—	2,561	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	11,533	—	11,533	—

Total defined benefit pension plan assets (1)	$82,645	$55,854	$26,791	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers to arrive at net assets available for benefits of $82,608.

		December 31, 2011
		Fair Value Measurements Using:
(in thousands)	Asset at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets
Registered investment companies	$2,918	$2,918	$—	$—
Equity securities	49,817	49,817	—	—
Corporate debt securities	11,754	—	11,754	—
Municipal obligations	1,353	—	1,353	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	6,714	—	6,714	—

Total defined benefit pension plan assets (1)	$72,556	$52,735	$19,821	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers to arrive at net assets available for benefits of $72,830.

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

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2013 and as of December 31, 2012 has not determined the amount of any voluntary contribution it may make in 2013.

The following table presents estimated benefits to be paid in each of next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2013	$2,892
2014	3,047
2015	3,385
2016	3,652
2017	3,946
2018 to 2022	25,028

Employee Stock Ownership and 401(k) Plan (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the three years ended December 31, 2012, 2011 and 2010, respectively, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2012, the KSOP held 722,146 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $2.0 million, $1.5 million, and $1.7 million in 2012, 2011 and 2010, respectively.

Fidelity had a non-contributory, tax qualified ESOP for the benefit of officers and employees who had met certain eligibility requirements related to age and length of service. Fidelity has submitted a request to the IRS for a favorable determination in order to terminate the plan and distribute the assets to participants. Accordingly, the ESOP was frozen and all participants became 100% vested on November 30, 2012. The ESOP held 260,312 shares of WesBanco common stock, all of which had been allocated to specific employee accounts at December 31, 2012.

Fidelity also participated in a multi-employer contributory 401(k) savings plan which provided for a company match of each participant’s contributions. Fidelity withdrew its participation on November 30, 2012. All Fidelity employees became eligible for WesBanco’s KSOP on December 1, 2012.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive Bonus, a Stock Option component, and a Restricted Stock component. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned through the attainment of certain performance goals or on a time-based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. WesBanco had 703,278 and 806,437 shares remaining for future issuance under equity compensation plans at December 31, 2012 and 2011, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $1.3 million, $1.2 million and $1.1 million for 2012, 2011, and 2010, respectively. There was no Long-Term Incentive Bonus granted for any of these periods.

Stock Options

On May 16, 2012, WesBanco granted 61,500 stock options to selected participants, including certain named executive officers at an exercise price of $20.02 per share. The options granted in 2012 are service-based and vest in two equal installments on December 31, 2012 and December 31, 2013 and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.3 million and $0.2 million in 2012 and 2011, respectively. At December 31, 2012, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.1 million with an expense recognition period of 1.0 year remaining. The maximum term of options granted under WesBanco’s stock option plan is ten years from the original grant date.

The total intrinsic value of options exercised for each of the years ended December 31, 2012 and 2011 was less than $0.1 million. The cash received and related tax benefit realized from stock options exercised at December 31, 2012 and 2011 was immaterial. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2012	2011	2010
Weighted-average life	4.9 years	4.7 Years	4.6 Years
Risk-free interest rate	0.73%	1.74%	1.96%
Dividend yield	3.40%	3.04%	2.91%
Volatility factor	32.30%	30.20%	30.60%
Fair value of the grants	$3.96	$4.01	$4.06

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the year ended December 31, 2012
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	408,693	$23.27
Granted during the year	61,500	20.02
Exercised during the year	(4,125)	20.29
Forfeited or expired during the year	(126,549)	23.90

Outstanding at end of the year	339,519	22.48

Exercisable at year end	309,394	$22.71

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $0.5 million and $0.4 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2012:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2004	44,834	$26.60	44,834	$26.60	1.38
2005 (1)	3,775	17.22	3,775	17.22	0.89
2007 (2)	7,035	24.25 to 29.63	7,035	28.38	1.74
2007	40,300	30.75	40,300	30.75	1.37
2008	67,400	21.72	67,400	21.72	2.39
2010	54,175	19.27	54,175	19.27	4.38
2011	61,750	19.76	61,750	19.76	5.38
2012	30,125	20.02	60,250	20.02	6.38

Total	309,394	$17.22 to $30.75	339,519	$22.48	3.67

(1)	Remaining options assumed in the January 3, 2005 acquisition of Winton Financial Corporation.
(2)	Remaining options assumed in the November 30, 2007 acquisition of Oak Hill Financial, Inc.

Restricted Stock

On May 16, 2012, WesBanco granted 40,050 shares of restricted stock to certain officers. The restricted shares are service-based and vest 36 months from the date of grant. The fair value of the restricted stock granted was $20.02 per share, which was the closing price of WesBanco’s common stock on May 15, 2012. In addition, on November 30, 2012, WesBanco granted 2,759 shares of restricted stock under employment agreements in conjunction with the Fidelity acquisition. These restricted shares vest 36 months from the date of the grant. The fair value of the restricted stock granted was $21.11 per share, which was the closing price of WesBanco’s common stock on November 30, 2012. Compensation expense relating to the restricted stock was $0.6 million, $0.4 million, and $0.1 million in 2012, 2011 and 2010, respectively. At December 31, 2012, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $0.8 million with a weighted average expense recognition period of 1.47 years remaining. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends to participants.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the year ended December 31, 2012	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2012	59,456	$19.64
Granted during the year	42,809	20.09
Vested during the year	(20,038)	19.37
Forfeited or expired during the year	(1,179)	19.76
Dividend reinvestment	2,261	20.82

Non-vested at end of the year	83,309	$19.97

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, postage, consulting fees, other real estate owned and foreclosure expenses, legal fees, communications, ATM expenses, supplies, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Miscellaneous franchise and other taxes	$5,629	$5,334	$5,784
Postage	3,071	3,201	3,516
Consulting, regulatory and advisory fees	3,971	3,599	3,423
Other real estate owned and foreclosure expenses	2,082	3,188	3,262
Legal fees	2,517	2,888	2,749
Communications	2,536	2,600	2,731
ATM and interchange expenses	3,748	2,921	2,669
Supplies	2,460	2,440	2,402
Other	9,433	7,810	7,435

Total other operating expenses	$35,447	$33,981	$33,971

NOTE 16. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Net tax-exempt interest income on securities of state and political subdivisions	(9.0)%	(9.6)%	(12.4)%
State income taxes, net of federal tax effect	1.5%	1.3%	1.1%
Bank-owned life insurance	(1.9)%	(2.3)%	(4.0)%
General business credits	(4.4)%	(5.8)%	(8.5)%
All other—net	0.3%	(0.3)%	(0.3)%

Effective tax rate	21.5%	18.3%	10.9%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$12,275	$8,028	$6,951
State	1,393	935	968
Deferred:
Federal	(119)	748	(3,274)
State	39	127	(295)

Total	$13,588	$9,838	$4,350

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Securities and defined benefit pension plan unrecognized items	$(3,192)	$(612)	$(1,682)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2012	2011	2010
Deferred tax assets:
Allowance for loan losses	$19,901	$20,341	$22,686
Compensation and benefits	10,192	5,634	2,628
Allowance for acquired loans	—	—	4
Deferred loan fees and costs	513	378	—
Purchase accounting adjustments	8,037	777	627
Non accrual interest income	1,745	1,803	1,367
Tax credit carryforwards	11,838	12,986	11,667
Federal net operating loss carryforwards	2,316	649	959
Other	4,818	1,854	3,261

Gross deferred tax assets	59,360	44,422	43,199

Deferred tax liabilities:
Depreciation and amortization	(962)	(912)	(982)
Accretion on securities	(397)	(2,123)	(2,974)
FHLB stock dividends	(261)	(305)	(578)
Mortgage servicing rights	(469)	(666)	(841)
Deferred loan fees and costs	—	—	(243)
Fair value adjustments on securities available-for-sale	(8,806)	(8,456)	(5,339)
Other	(527)	(230)	(249)

Gross deferred tax liabilities	(11,422)	(12,692)	(11,206)

Net deferred tax assets	$47,938	$31,730	$31,993

WesBanco determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $8.5 million of general business credit carryforwards which expire between 2029 and 2031. WesBanco also has $3.3 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has federal net operating loss carryforwards of $6.6 million which expire between 2026 and 2031.

As a result of the acquisition of Fidelity in 2012 and the previous acquisitions of Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at December 31, 2012 and 2011 include $15.2 million and $11.8 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $5.6 million and $4.4 million for 2012 and 2011. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.9 million, $0.4 million, and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and December 31, 2011, WesBanco had approximately $0.7 million and $0.8 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2012, $0.7 million of these tax benefits would affect the effective tax rate if recognized. As of December 31, 2012 and December 31, 2011, accrued interest related to uncertain tax positions was $0.1 million, net of the related federal tax benefit. WesBanco accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. WesBanco is no longer subject to any income tax examinations for years prior to 2009 with the exception of certain amended Oak Hill tax returns. WesBanco anticipates that a reduction in the unrecognized tax benefits of up to $0.1 million may occur in the next twelve months from the expiration of the 2009 statute of limitations, assuming no examination commences.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Balance at beginning of year	$784	$949	$1,165
Additions based on tax positions related to the current year	147	92	127
Reductions for tax positions of prior years	—	—	(14)
Reductions due to the statute of limitations	(263)	(257)	(329)
Settlements	—	—	—

Balance at end of year	$668	$784	$949

NOTE 17. FAIR VALUE MEASUREMENTS

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2012:

		December 31, 2012 Fair Value Measurements Using:
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Other government agencies	$96,612	$—	$96,612	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	732,210	—	732,210	—
Obligations of state and political subdivisions	148,635	—	148,612	23
Corporate debt securities	32,685	—	32,685	—
Equity securities	11,102	9,059	2,043	—

Total securities—available-for-sale	$1,021,244	$9,059	$1,012,162	$23

Total recurring fair value measurements	$1,021,244	$9,059	$1,012,162	$23

Nonrecurring fair value measurements
Impaired loans	$3,866	$—	$—	$3,866
Other real estate owned and repossessed assets	5,988	—	—	5,988
Mortgage servicing rights	825	—	—	825
Loans held for sale	21,903	—	21,903	—

Total nonrecurring fair value measurements	$32,582	$—	$21,903	$10,679

(1)	Mortgage-backed securities of government agencies at December 31, 2012 were $45.8 million.

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the year ended December 31, 2012. For the year ended December 31, 2012, loans held for sale were transferred from Level 3 to Level 2 due to improvements in the valuation model, which utilizes quoted prices for similar loans.

The following tables set forth the WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2011:

		December 31, 2011 Fair Value Measurements Using:
(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Other government agencies	$198,720	$—	$198,720	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	588,092	—	588,092	—
Obligations of state and political subdivisions	180,433	—	180,386	47
Corporate debt securities	44,066	—	44,066	—
Equity securities	5,029	3,340	1,689	—

Total securities—available-for-sale	$1,016,340	$3,340	$1,012,953	$47

Total recurring fair value measurements	$1,016,340	$3,340	$1,012,953	$47

Nonrecurring fair value measurements
Impaired loans	$7,548	$—	$—	$7,548
Other real estate owned and repossessed assets	3,029	—	—	3,029
Mortgage servicing rights	1,311	—	—	1,311
Loans held for sale	6,084	—	—	6,084

Total nonrecurring fair value measurements	$17,972	$—	$—	$17,972

(1)	Mortgage-backed securities of government agencies at December 31, 2011 were $85.5 million.

Assets measured at fair value on a recurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value were immaterial at December 31, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range /Weighted Average
December 31, 2012:
Impaired loans	$3,866	Appraisal of collateral (1)	Appraisal adjustments (2)	(0%) to (57.0%) /(16.1%)
			Liquidation expenses (2)	(3.9%) to (8.0%) /(6.8%)
Other real estate owned and repossessed assets	5,988	Appraisal of collateral (1)	(3)
Mortgage servicing rights	825	Discounted cash flow	Remaining term	2.8 yrs to 27.0 yrs /15.8 yrs
			Discount rate	9.0% to 12.0% /9.8%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal. The adjustment of appraised value is measured as the effect on fair value as a percentage of unpaid principal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			December 31, 2012
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and due from banks	$125,605	$125,605	$125,605	$—	$—
Securities available-for-sale	1,021,244	1,021,244	9,059	1,012,162	23
Securities held-to-maturity	602,509	639,273	—	638,469	804
Net loans	3,635,063	3,600,068	—	—	3,600,068
Loans held for sale	21,903	21,903	—	21,903	—
Accrued interest receivable	19,354	19,354	19,354	—	—
Bank owned life insurance	119,671	119,671	119,671	—	—
Financial Liabilities
Deposits	4,944,284	4,963,356	3,294,664	1,668,692	—
Federal Home Loan Bank borrowings	111,187	114,461	—	114,461	—
Other borrowings	142,971	142,753	95,768	46,985	—
Junior subordinated debt	113,832	64,624	—	64,624	—
Accrued interest payable	3,856	3,856	3,856	—	—

	December 31, 2011
(in thousands)	Carrying Amount	Fair Value Estimate
Financial assets:
Cash and due from banks	$140,325	$140,325
Securities available-for-sale	1,016,340	1,016,340
Securities held-to-maturity	592,925	621,472
Net loans	3,184,558	3,068,799
Loans held for sale	6,084	6,084
Accrued interest receivable	19,268	19,268
Bank owned life insurance	110,074	110,074
Financial liabilities:
Deposits	4,393,866	4,420,102
Federal Home Loan Bank borrowings	168,186	174,926
Other borrowings	196,887	197,922
Junior subordinated debt	106,066	56,515
Accrued interest payable	4,975	4,975

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

NOTE 18. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Accumulated Other Comprehensive Income (1)
(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2009	$(10,048)	$12,997	$—	$2,949

Period change, net of tax	1,012	(8,118)	4,288	(2,818)

Balance at December 31, 2010	$(9,036)	$4,879	$4,288	$131

Period change, net of tax	(6,119)	6,413	(1,327)	(1,033)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

Period change, net of tax	(6,246)	1,740	(957)	(5,463)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.3 million and $0.5 million as of December 31, 2012 and 2011, respectively and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit is recorded at its estimated fair value of $0.1 million and $0.1 million as of December 31, 2012 and 2011, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2012	2011
Lines of credit	$769,525	$602,923
Loans approved but not closed	218,531	113,113
Overdraft limits	93,654	85,981
Letters of credit	20,078	37,719
Contingent obligations to purchase loans funded by other entities	6,668	7,685

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

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of WesBanco, is a Certified Development Entity (“CDE”) with $60 million of New Markets Tax Credits (“NMTC”). The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. WesBanco will be eligible to receive $23.4 million in tax credits over the seven-year credit allowance period for its investment of up to $60.0 million in WBCDC. At December 31, 2012, a total of $55.0 million of the $60.0 million in NMTC authority had been invested in WBCDC with $6.0 million invested in 2012.

WesBanco Bank recognized $1.9 million, $2.1 million and $2.4 million in NMTC in its income tax provision for the years ended December 31, 2012, 2011 and 2010, respectively. The following table sets forth the NMTC expected to be claimed by WesBanco Bank on its federal income tax returns for years 2013 through 2016 with respect to aggregate QEI amounts invested as of December 31, 2012. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return. A total of $5.5 million of such NMTC have been carried forward to future tax years. An additional $5.0 million of QEI’s are expected to be invested in WBCDC by 2013.

(in thousands)	Aggregate QEI Amount	New Markets Tax Credit
Year		2013	2014	2015	2016
2004	$10,000	$—	$—	$—	$—
2005	10,000	—	—	—	—
2008	7,500	450	450	—	—
2009	2,500	150	150	150	—
2010	14,000	840	840	840	840
2011	5,000	250	300	300	300
2012	6,000	300	300	360	360

Total	$55,000	$1,990	$2,040	$1,650	$1,500

The new markets tax credits claimed by WesBanco Bank with respect to each QEI remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	if less than substantially all (generally defined as 85%) of the QEI proceeds are not used by WBCDC to make qualified low income community investments;

•	WBCDC ceases to be a CDE; or

•	WBCDC redeems its QEI investment prior to the end of the current credit allowance periods.

At December 31, 2012, 2011 and 2010 none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2012, and the results of its operations and cash flows for the year ended December 31, 2012.

BALANCE SHEET

(in thousands)	December 31, 2012
Assets
Cash and due from banks	$18,453
Loans, net of allowance for loan losses of $298	43,995
Investments	896
Other assets	445

Total Assets	$63,789

Liabilities	$593
Shareholders’ Equity	63,196

Total Liabilities and Shareholders’ Equity	$63,789

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2012
Interest income
Loans	$1,629

Total interest income	1,629
Provision for loan losses	47

Net interest income after provision for loan losses	1,582
Non-interest expense	120

Income before taxes	1,462
Provision for income taxes	554

Net income	$908

STATEMENT OF CASH FLOWS

(in thousands)	For the year ended December 31, 2012
Operating Activities
Net income	$908
Provision for losses on loans	47
Net change in other assets	(97)
Net change in liabilities	211

Net cash provided by operating activities	1,069

Investing Activities
Increase in investments	(102)
Increase in loans	(5,936)

Net cash used in investing activities	(6,038)

Financing Activities
Qualified equity investment by parent company	6,000

Net cash provided by financing activities	6,000

Net increase in cash and cash equivalents	1,031
Cash and cash equivalents at beginning of year	17,422

Cash and cash equivalents at end of year	$18,453

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $4.5 million, $5.6 million and $6.6 million as of December 31, 2012, 2011, and 2010, respectively. During 2012, $1.2 million in related party loans were funded and $2.3 million were repaid. At December 31, 2012, 2011 and 2010, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 22. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, WesBanco. WesBanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Department of Banking. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2012, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $31.0 million from WesBanco Bank.

WesBanco and WesBanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $5.0 million during 2012 and 2011, respectively.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define well-capitalized levels of Tier 1, total capital, and Tier 1 leverage as 6%, 10%, and 5%, respectively. WesBanco and WesBanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2012 and 2011. There are no conditions or events since December 31, 2012 that management believes have changed WesBanco’s “well-capitalized” category.

WesBanco currently has $113.8 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $110.4 million, issued by unconsolidated trust subsidiaries of WesBanco, Inc. underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

(dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	December 31, 2012			December 31, 2011
				Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$510,512	9.34%	$218,640	$457,568	8.71%	$210,108
Tier 1 capital to risk-weighted assets	4.00%		6.00%	510,512	12.82%	159,287	457,568	12.68%	144,335
Total capital to risk-weighted assets	8.00%		10.00%	560,331	14.07%	318,573	502,800	13.93%	288,669

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$475,527	8.80%	$216,132	$417,241	7.97%	$209,339
Tier 1 capital to risk-weighted assets	4.00%		6.00%	475,527	12.00%	158,504	417,241	11.62%	143,672
Total capital to risk-weighted assets	8.00%		10.00%	525,104	13.25%	317,007	462,268	12.87%	287,344

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2012	2011
ASSETS
Cash and short-term investments	$16,213	$24,658
Investment in subsidiaries—Bank	788,961	695,716
Investment in subsidiaries—Nonbank	5,442	5,454
Securities available-for-sale, at fair value	4,569	2,331
Other assets	16,937	15,590

Total Assets	$832,122	$743,749

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$113,832	$106,066
Dividends payable and other liabilities	4,106	3,893

Total Liabilities	117,938	109,959
SHAREHOLDERS’ EQUITY	714,184	633,790

Total Liabilities and Shareholders’ Equity	$832,122	$743,749

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2012	2011	2010
Dividends from subsidiaries—Bank	$36,500	$29,000	$33,500
Dividends from subsidiaries—Nonbank	562	725	333
Income from securities	102	97	108
Net securities gain (loss)	11	(88)	(41)
Other income	96	61	(243)

Total income	37,271	29,795	33,657
Total expense	7,145	5,158	5,465

Income before income tax benefit and undistributed net income of subsidiaries	30,126	24,637	28,192
Income tax benefit	(2,305)	(1,959)	(2,292)

Income before excess dividends of subsidiaries	32,431	26,596	30,484
Equity in undistributed net income of subsidiaries	17,113	17,213	5,127

NET INCOME	$49,544	$43,809	$35,611

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$49,544	$43,809	$35,611
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(17,113)	(17,213)	(5,127)
(Gain) losses on securities	(11)	88	41
Increase in other assets	129	(193)	(568)
Other—net	(13)	1,290	(1,268)

Net cash provided by operating activities	32,536	27,781	28,689

INVESTING ACTIVITIES
Proceed from sales—securities available-for-sale	591	—	—
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(23,467)	—	—

Net cash used in investing activities	(22,876)	—	—

FINANCING ACTIVITIES
Repayment of junior subordinated debt	—	—	(5,000)
Treasury shares sold—net	14	26	30
Dividends paid to common and preferred shareholders	(18,119)	(15,965)	(14,883)

Net cash used in financing activities	(18,105)	(15,939)	(19,853)

Net (decrease) increase in cash and cash equivalents	(8,445)	11,842	8,836
Cash and short-term investments at beginning of year	24,658	12,816	3,980

Cash and short-term investments at end of year	$16,213	$24,658	$12,816

NOTE 24. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.2 billion, $3.0 billion and $2.9 billion at December 31, 2012, 2011, and 2010, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2012:
Interest income	$211,686	$—	$211,686
Interest expense	43,335	—	43,335

Net interest income	168,351	—	168,351
Provision for credit losses	19,874	—	19,874

Net interest income after provision for credit losses	148,477	—	148,477
Non-interest income	46,731	18,044	64,775
Non-interest expense	139,093	11,027	150,120

Income before provision for income taxes	56,115	7,017	63,132
Provision for income taxes	10,781	2,807	13,588

Net income	$45,334	$4,210	$49,544

For the year ended December 31, 2011:
Interest income	$224,167	$—	$224,167
Interest expense	54,802	—	54,802

Net interest income	169,365	—	169,365
Provision for credit losses	35,311	—	35,311

Net interest income after provision for credit losses	134,054	—	134,054
Non-interest income	42,715	17,173	59,888
Non-interest expense	129,771	10,524	140,295

Income before provision for income taxes	46,998	6,649	53,647
Provision for income taxes	7,178	2,660	9,838

Net income	$39,820	$3,989	$43,809

For the year ended December 31, 2010:
Interest income	$236,528	$—	$236,528
Interest expense	70,436	—	70,436

Net interest income	166,092	—	166,092
Provision for credit losses	44,578	—	44,578

Net interest income after provision for credit losses	121,514	—	121,514
Non-interest income	43,764	15,835	59,599
Non-interest expense	131,527	9,625	141,152

Income before provision for income taxes	33,751	6,210	39,961
Provision for income taxes	1,866	2,484	4,350

Net income	$31,885	$3,726	$35,611

Total non-fiduciary assets of the trust and investment services segment were $2.8 million, $2.7 million, and $2.1 million at December 31, 2012, 2011, and 2010, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

NOTE 25. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2012 and 2011.

	2012 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$53,680	$52,545	$52,288	$53,172	$211,686
Interest expense	11,850	11,005	10,594	9,886	43,335

Net interest income	41,830	41,540	41,694	43,286	168,351
Provision for credit losses	6,202	5,903	4,497	3,272	19,874

Net interest income after provision for credit losses	35,628	35,637	37,197	40,014	148,477
Non-interest income	15,222	14,600	15,646	16,845	62,312
Net securities gains	100	1,294	316	752	2,463
Non-interest expense	35,665	36,084	36,790	41,581	150,120

Income before income taxes	15,285	15,447	16,369	16,030	63,132
Provision for income taxes	3,295	3,449	3,463	3,380	13,588

Net income	$11,990	$11,998	$12,906	$12,650	$49,544

Earnings per common share—basic	$0.45	$0.45	$0.48	$0.46	$1.84

Earnings per common share—diluted	$0.45	$0.45	$0.48	$0.46	$1.84

	2011 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$56,098	$57,042	$56,287	$54,740	$224,167
Interest expense	14,622	13,989	13,386	12,806	54,802

Net interest income	41,476	43,053	42,901	41,934	169,365
Provision for credit losses	8,041	6,802	10,836	9,631	35,311

Net interest income after provision for credit losses	33,435	36,251	32,065	32,303	134,054
Non-interest income	14,487	15,002	14,532	14,903	58,925
Net securities gains	17	14	67	865	963
Non-interest expense	35,491	35,703	33,607	35,494	140,295

Income before income taxes	12,448	15,564	13,057	12,577	53,647
Provision for income taxes	2,208	3,646	2,044	1,940	9,838

Net income	$10,240	$11,918	$11,013	$10,637	$43,809

Earnings per common share—basic	$0.39	$0.45	$0.41	$0.40	$1.65

Earnings per common share—diluted	$0.39	$0.45	$0.41	$0.40	$1.65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2012, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	339,519	$22.48	703,278
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) EXHIBIT LISTING Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location
2.1	Branch Purchase and Assumption Agreement, dated January 21, 2009, by and between WesBanco, Inc., and AmTrust Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2009.

2.2	Agreement and Plan of Merger dated July 19, 2012 by and among, WesBanco, Inc., WesBanco Bank Inc., Fidelity Bancorp, Inc., and Fidelity Savings Bank	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 20, 2012

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location
4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location
4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.27	Notice of redemption to the holders of Oak Hill Capital Trust I 10 7/8% Fixed Rate Capital Pass-Thru Securities®	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010.

4.28	Warrant to Purchase Common Stock of WesBanco, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2012.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 22, 2010.

10.2	Employment Agreements with Paul M . Limbert, John W. Moore and Jerome B. Schmitt. **	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement with Larry G. Johnson. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1998.

10.4	Employment Continuity Agreement with Larry G. Johnson. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission

10.5	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.6	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

Exhibit Number	Document	Location
10.7	Employment Agreement dated May 28, 2003, by and between WesBanco Bank, Inc., and Peter W. Jaworski and WesBanco, Inc.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.8	Revolving Credit Agreement dated July 12, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

10.9	Amendment, dated June 8, 2009, to the Amended and Restated Credit Agreement, dated July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 10, 2009.

10.10	Amended and Restated Credit Agreement, dated September 16, 2009, to the Amended and Restated Credit Agreement dated as of July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 21, 2009.

10.11	Amendment, dated August 2, 2010, to the Amended and Restated Credit Agreement dated September 16, 2009, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010.

10.12	Amended and Restated Credit Agreement, dated August 1, 2011, to the Amended and Restated Credit Agreement dated September 16, 2009, as amended August 2, 2010, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 5, 2011.

10.13	Amended and Restated Credit Agreement, dated July 31, 2012, to the Amended and Restated Credit Agreement dated September 16, 2009, as amended August 2, 2010 and August 1, 2011 between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 10, 2012.

10.14	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M . Limbert, Jerome B. Schmitt, John W. Moore, and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.15	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M . Limbert, John W. Moore and Jerome B. Schmitt. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Paul M . Limbert ($100,000); John W. Moore ($35,000) and Jerome B. Schmitt ($60,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location
10.17	Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.18	Amended and Restated WesBanco, Inc. KSOP. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.19	WesBanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.20	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.21	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M . Limbert, Robert H. Young, Jerome B. Schmitt and Bernard B. Twigg.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.22	Amendment No. 1, Second Amendment, and Third Amendment to the WesBanco, Inc., KSOP. **	Incorporated by reference to Form S-8 filed by the Registrant with the Securities and Exchange Commission on April 24, 2009.

10.23	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and each of Paul M . Limbert, Robert H. Young, and Jerome B. Schmitt.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.24	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.25	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.26	Consulting Agreement dated December 3, 2012 by and between WesBanco, Inc., and Richard G. Spencer.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on December 3, 2012.

10.27	Separation Agreement and Release and Waive of Claims dated December 3, 2012 by and between Fidelity Bancorp, Inc., Fidelity Bank, PaSB, WesBanco, Inc., and Richard G. Spencer.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on December 3, 2012.

Exhibit Number	Document	Location
11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 3, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

101	The following materials from WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2013.

WESBANCO, INC.

By:	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 7, 2013.

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

By:	/s/ Paul M. Limbert
Paul M. Limbert
Attorney-in-fact

Ray A. Byrd	D. Bruce Knox
Christopher V. Criss	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Henry L. Schulhoff
Ernest S. Fragale	Richard G. Spencer
Vaughn L. Kiger	Reed J. Tanner