Form 10-K/A
WESBANCO INC
filed 2013-03-28
CIK 203596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K/A
Amendment No. 1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

WESBANCO, INC.
(Exact name of Registrant as specified in its charter)

WEST VIRGINIA	55-0571723
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1 Bank Plaza, Wheeling, WV	26003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	304-234-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock $2.0833 Par Value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.Yes ☐ No ☑

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

EXPLANATORY NOTE
This amendment on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for WesBanco, Inc. (“WesBanco”), as initially filed with the Securities and Exchange Commission on March 7, 2013 (the "Original Report"). WesBanco is filing this Amendment solely to correct certain inadvertent typographical errors in the Ernst & Young LLP Report on Internal Control over Financial Reporting. More specifically, the Original Report provided "...$2.7 million and $0.9 million of net interest income and non-interest income, respectively, for the year then ended."  It should have read, and is hereby being amended by this Amendment to read, "Additionally, net interest income and non-interest income of the acquired operations of Fidelity totaled approximately $2.7 million and net income was approximately $0.9 million from December 1, 2012 through December 31, 2012."  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto.  This Amendment also contains a new Consent of the Independent Registered Public Accounting Firm filed as an exhibit hereto.

This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than the correction of the typographical errors referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report.

PART II,  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fidelity Bancorp, Inc., which is included in the 2012 consolidated financial statements of WesBanco, Inc. and constituted approximately $564 million and $71 million of total assets and net assets, respectively, as of December 31, 2012. Additionally, net interest income and non-interest income of the acquired operations of Fidelity totaled approximately $2.7 million and net income was approximately $0.9 million from December 1, 2012 through December 31, 2012.  Our audit of internal control over financial reporting of WesBanco, Inc. also did not include an evaluation of the internal control over financial reporting of Fidelity Bancorp, Inc.

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of WesBanco, Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Pittsburgh, Pennsylvania
March 7, 2013

ITEM 9B. OTHER INFORMATION

None.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2013.

WESBANCO, INC.

By:	/s/ Paul M. Limbert
Paul M. Limbert
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Robert H. Young
Robert H. Young
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)