Form 10-Q
period 2013-03-31
WESBANCO INC
filed 2013-04-26
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 22, 2013, there were 29,214,018 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks, including interest bearing amounts of $56,571 and $33,889, respectively	$178,263	$125,605
Securities:
Available-for-sale, at fair value	993,270	1,021,244
Held-to-maturity (fair values of $624,627 and $639,273, respectively)	592,033	602,509

Total securities	1,585,303	1,623,753

Loans held for sale	14,299	21,903

Portfolio loans, net of unearned income	3,683,801	3,687,762
Allowance for loan losses	(51,664)	(52,699)

Net portfolio loans	3,632,137	3,635,063

Premises and equipment, net	90,879	88,866
Accrued interest receivable	19,909	19,354
Goodwill and other intangible assets, net	323,003	324,465
Bank-owned life insurance	118,666	119,671
Other assets	122,989	120,037

Total Assets	$6,085,448	$6,078,717

LIABILITIES
Deposits:
Non-interest bearing demand	$888,109	$874,923
Interest bearing demand	870,067	831,368
Money market	849,401	847,805
Savings deposits	766,265	740,568
Certificates of deposit	1,632,360	1,649,620

Total deposits	5,006,202	4,944,284

Federal Home Loan Bank borrowings	60,767	111,187
Other short-term borrowings	128,372	142,971
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,109	113,832

Total borrowings	295,248	367,990

Accrued interest payable	3,620	3,856
Other liabilities	55,969	48,403

Total Liabilities	5,361,039	5,364,533

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 29,214,018 and 29,214,660 shares issued in 2013 and 2012; outstanding: 29,214,018 and 29,214,660 shares in 2013 and 2012, respectively	60,862	60,863
Capital surplus	241,880	241,672
Retained earnings	429,715	419,246
Treasury stock (0 shares in 2013 and 2012, respectively, at cost)	—	—
Accumulated other comprehensive income (loss)	(6,806)	(6,365)
Deferred benefits for directors	(1,242)	(1,232)

Total Shareholders’ Equity	724,409	714,184

Total Liabilities and Shareholders’ Equity	$6,085,448	$6,078,717

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$44,276	$41,964
Interest and dividends on securities:
Taxable	7,433	8,590
Tax-exempt	3,127	3,079

Total interest and dividends on securities	10,560	11,669

Other interest income	56	47

Total interest and dividend income	54,892	53,680

INTEREST EXPENSE
Interest bearing demand deposits	301	405
Money market deposits	339	742
Savings deposits	141	295
Certificates of deposit	6,148	6,979

Total interest expense on deposits	6,929	8,421

Federal Home Loan Bank borrowings	319	1,377
Other short-term borrowings	623	1,178
Junior subordinated debt owed to unconsolidated subsidiary trusts	893	874

Total interest expense	8,764	11,850

NET INTEREST INCOME	46,128	41,830
Provision for credit losses	2,102	6,202

Net interest income after provision for credit losses	44,026	35,628

NON-INTEREST INCOME
Trust fees	5,018	4,753
Service charges on deposits	4,197	3,993
Electronic banking fees	2,866	2,763
Net securities brokerage revenue	1,497	1,075
Bank-owned life insurance	1,949	880
Net gains on sales of mortgage loans	712	268
Net securities gains	16	100
Net (loss) / gain on other real estate owned and other assets	(46)	32
Other income	1,287	1,458

Total non-interest income	17,496	15,322

NON-INTEREST EXPENSE
Salaries and wages	15,826	14,315
Employee benefits	6,345	5,618
Net occupancy	3,192	2,776
Equipment	2,407	2,174
Marketing	805	771
FDIC insurance	971	1,045
Amortization of intangible assets	625	537
Restructuring and merger-related expense	1,178	—
Other operating expenses	9,398	8,429

Total non-interest expense	40,747	35,665

Income before provision for income taxes	20,775	15,285
Provision for income taxes	4,754	3,295

NET INCOME	$16,021	$11,990

EARNINGS PER COMMON SHARE
Basic	$0.55	$0.45
Diluted	$0.55	$0.45

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,211,321	26,628,025
Diluted	29,268,483	26,631,187

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.17

COMPREHENSIVE INCOME	$15,580	$12,566

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013 and 2012

(unaudited, in thousands, except shares and per share amounts)	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
	Shares	Amount
December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income				16,021				16,021
Other comprehensive income						(441)		(441)

Comprehensive income								15,580
Common dividends declared ($0.19 per share)				(5,552)				(5,552)
Treasury shares acquired	(620)				(14)			(14)
Stock options exercised	4,650	8	76		14			98
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)					(104)
Stock compensation expense			217					217
Deferred benefits for directors- net			10				(10)	—

March 31, 2013	29,214,018	$60,862	$241,880	$429,715	$—	$(6,806)	$(1,242)	$724,409

December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income				11,990				11,990
Other comprehensive income						576		576

Comprehensive income								12,566
Common dividends declared ($0.17 per share)				(4,527)				(4,527)
Treasury shares acquired	(1,671)		22		(31)			(9)
Stock compensation expense			181					181
Deferred benefits for directors- net			9				(9)	—

March 31, 2012	26,627,689	$55,487	$191,891	$396,281	$(127)	$(326)	$(1,205)	$642,001

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$31,308	$20,648

INVESTING ACTIVITIES:
Net decrease in loans	3,243	8,689
Securities available-for-sale:
Proceeds from sales	3,371	3,076
Proceeds from maturities, prepayments and calls	95,683	127,531
Purchases of securities	(73,129)	(202,413)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	21,224	29,443
Purchases of securities	(11,811)	(15,510)
Purchases of premises and equipment – net	(1,198)	(916)

Net cash provided by (used in) investing activities	37,383	(50,100)

FINANCING ACTIVITIES:
Increase in deposits	61,558	79,987
Repayment of Federal Home Loan Bank borrowings	(50,206)	(20,210)
Decrease in other short-term borrowings	(14,477)	(9,137)
Repayment of junior subordinated debt	(7,732)	—
Dividends paid to common shareholders	(5,260)	(4,261)
Treasury shares (purchased) sold - net	—	(9)
Issuance of common stock	84	—

Net cash (used in) provided by financing activities	(16,033)	46,370

Net increase in cash and cash equivalents	52,658	16,918
Cash and cash equivalents at beginning of the period	125,605	140,325

Cash and cash equivalents at end of the period	$178,263	$157,243

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$9,000	$11,818
Income taxes paid	2,875	650
Transfers of loans to other real estate owned	472	750

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION— The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS— In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and including references to other disclosures. The pronouncement is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not to have a material impact on WesBanco’s consolidated financial statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2013	2012
Numerator for both basic and diluted earnings per common share:
Net income	$16,021	$11,990

Denominator:
Total average basic common shares outstanding	29,211,321	26,628,025
Effect of dilutive stock options	57,162	3,162

Total diluted average common shares outstanding	29,268,483	26,631,187

Earnings per common share - basic	$0.55	$0.45
Earnings per common share - diluted	$0.55	$0.45

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2013				December 31, 2012
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$65,281	$199	$(31)	$65,449	$96,257	$411	$(56)	$96,612
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	729,647	9,822	(527)	738,942	721,824	10,690	(304)	732,210
Obligations of state and political subdivisions	130,913	8,754	(47)	139,620	139,511	9,133	(9)	148,635
Corporate debt securities	37,959	239	(62)	38,136	32,706	213	(234)	32,685

Total debt securities	$963,800	$19,014	$(667)	$982,147	$990,298	$20,447	$(603)	$1,010,142
Equity securities	9,952	1,211	(40)	11,123	10,207	916	(21)	11,102

Total available-for-sale securities	$973,752	$20,225	$(707)	$993,270	$1,000,505	$21,363	$(624)	$1,021,244

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$133,186	$5,626	$(69)	$138,743	$152,872	$6,421	$(80)	$159,213
Other residential collateralized mortgage obligations	305	7	—	312	353	8	—	361
Obligations of state and political subdivisions	458,542	28,823	(1,793)	485,572	449,284	31,244	(829)	479,699

Total held-to-maturity securities	$592,033	$34,456	$(1,862)	$624,627	$602,509	$37,673	$(909)	$639,273

Total securities	$1,565,785	$54,681	$(2,569)	$1,617,897	$1,603,014	$59,036	$(1,533)	$1,660,517

At March 31, 2013, and December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2013. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2013
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Other government agencies	$—	$17,866	$38,441	$9,142	$—	$65,449
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	738,942	738,942
Obligations of states and political subdivisions	8,767	42,834	35,567	52,452	—	139,620
Corporate debt securities	5,135	17,316	7,744	7,941	—	38,136
Equity securities (2)	—	—	—	—	11,123	11,123

Total available-for-sale securities	$13,902	$78,016	$81,752	$69,535	$750,065	$993,270

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$138,743	$138,743
Other residential collateralized mortgage obligations (1)	—	—	—	—	312	312
Obligations of states and political subdivisions	2,728	9,390	117,252	356,202	—	485,572

Total held-to-maturity securities	$2,728	$9,390	$117,252	$356,202	$139,055	$624,627

Total securities	$16,630	$87,406	$199,004	$425,737	$889,120	$1,617,897

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $592.0 million.

Securities with aggregate par values of $686.1 million and $710.5 million at March 31, 2013 and December 31, 2012, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $3.4 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2013 and December 31, 2012 were $12.3 million and $13.0 million, respectively. Gross security gains of $53 thousand and $0.1 million on available-for-sale securities were realized for the three months ended March 31, 2013 and 2012. Gross security losses on available-for-sale securities of $37 thousand were realized for the three months ended March 31, 2013.

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$8,047	$(4)	3	$4,664	$(27)	1	$12,711	$(31)	4
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	93,980	(502)	18	7,294	(94)	8	101,274	(596)	26
Obligations of states and political subdivisions	97,422	(1,736)	145	3,999	(104)	3	101,421	(1,840)	148
Corporate debt securities	1,980	(3)	1	7,941	(59)	3	9,921	(62)	4
Equity securities	2,848	(40)	2	—	—	—	2,848	(40)	2

Total temporarily impaired securities	$204,277	$(2,285)	169	$23,898	$(284)	15	$228,175	$(2,569)	184

	December 31, 2012
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$18,894	$(56)	6	$—	$—	—	$18,894	$(56)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	38,913	(258)	20	9,966	(126)	10	48,879	(384)	30
Obligations of states and political subdivisions	72,521	(838)	107	—	—	—	72,521	(838)	107
Corporate debt securities	1,526	(57)	2	10,878	(177)	5	12,404	(234)	7
Equity securities	2,838	(21)	2	—	—	—	2,838	(21)	2

Total temporarily impaired securities	$134,692	$(1,230)	137	$20,844	$(303)	15	$155,536	$(1,533)	152

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $18.4 million and $21.3 million at March 31, 2013 and December 31, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the recorded investment in loans by category net of deferred loan fees and costs of $2.4 million and $2.5 million at March 31, 2013 and December 31, 2012, respectively:

(unaudited, in thousands)	March 31, 2013	December 31, 2012
Commercial real estate:
Land and construction	$184,802	$193,004
Improved property	1,646,952	1,665,341

Total commercial real estate	1,831,754	1,858,345

Commercial and industrial	495,748	478,025
Residential real estate	808,528	793,702
Home equity	278,812	277,226
Consumer	268,959	280,464

Total portfolio loans	3,683,801	3,687,762

Loans held for sale	14,299	21,903

Total loans	$3,698,100	$3,709,665

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2012:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	252	342	606	285	188	464	(140)	1,997
Provision for loan commitments	5	—	89	3	8	—	—	105

Total provision for credit losses	257	342	695	288	196	464	(140)	2,102

Charge-offs	(51)	(995)	(650)	(553)	(176)	(1,129)	(190)	(3,744)
Recoveries	3	228	107	38	5	269	62	712

Net charge-offs	(48)	(767)	(543)	(515)	(171)	(860)	(128)	(3,032)

Balance at March 31, 2013:
Allowance for loan losses	3,945	23,189	9,389	6,952	2,475	5,161	553	51,664
Allowance for loan commitments	32	25	304	9	57	19	—	446

Total ending allowance for credit losses	$3,977	$23,214	$9,693	$6,961	$2,532	$5,180	$553	$52,110

Balance at December 31, 2011:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	1,670	1,948	386	835	641	893	(171)	6,202
Provision for loan commitments	(21)	(15)	23	—	11	2	—	—

Total provision for credit losses	1,649	1,933	409	835	652	895	(171)	6,202

Charge-offs	(2,117)	(1,885)	(761)	(851)	(335)	(1,115)	(180)	(7,244)
Recoveries	36	88	92	87	4	226	94	627

Net charge-offs	(2,081)	(1,797)	(669)	(764)	(331)	(889)	(86)	(6,617)

Balance at March 31, 2012:
Allowance for loan losses	4,431	24,899	11,131	5,709	2,272	5,414	539	54,395
Allowance for loan commitments	53	6	346	4	44	15	—	468

Total ending allowance for credit losses	$4,484	$24,905	$11,477	$5,713	$2,316	$5,429	$539	$54,863

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over- draft	Total
March 31, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$850	$394	$—	$—	$—	$—	$—	$1,244
Allowance for loans collectively evaluated for impairment	3,095	22,795	9,389	6,952	2,475	5,161	553	50,420
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Allowance for loan commitments	32	25	304	9	57	19	—	446

Total allowance for credit losses	$3,977	$23,214	$9,693	$6,961	$2,532	$5,180	$553	$52,110

Portfolio loans:
Individually evaluated for impairment (1)	$2,036	$4,491	$—	$—	$—	$—	$—	$6,527
Collectively evaluated for impairment	182,268	1,642,421	495,304	806,310	278,721	268,458	—	3,673,482
Loans acquired with deteriorated credit quality	498	40	444	2,218	91	501	—	3,792

Total portfolio loans	$184,802	$1,646,952	$495,748	$808,528	$278,812	$268,959	$—	$3,683,801

December 31, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$832	$911	$—	$—	$—	$—	$—	$1,743
Allowance for loans collectively evaluated for impairment	2,909	22,703	9,326	7,182	2,458	5,557	821	50,956
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

Portfolio loans:
Individually evaluated for impairment (1)	$2,545	$6,987	$—	$—	$—	$—	$—	$9,532
Collectively evaluated for impairment	189,839	1,658,306	477,594	791,475	277,126	279,980	—	3,674,320
Loans acquired with deteriorated credit quality	620	48	431	2,227	100	484	—	3,910

Total portfolio loans	$193,004	$1,665,341	$478,025	$793,702	$277,226	$280,464	$—	$3,687,762

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Commercial real estate – land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings. Commercial real estate – improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’ debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’ specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans:

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2013
Excellent - minimal risk	$—	$771	$66,402	$67,173
Good - desirable risk	31,402	676,809	151,710	859,921
Fair - acceptable risk	135,898	837,327	259,049	1,232,274
Criticized - marginal	9,357	65,968	8,821	84,146
Classified - substandard	8,145	66,077	9,766	83,988
Classified - doubtful	—	—	—	—

Total	$184,802	$1,646,952	$495,748	$2,327,502

As of December 31, 2012
Excellent - minimal risk	$—	$789	$64,255	$65,044
Good - desirable risk	38,292	701,447	152,853	892,592
Fair - acceptable risk	136,643	826,790	242,564	1,205,997
Criticized - marginal	10,573	66,906	9,298	86,777
Classified - substandard	7,496	69,409	9,055	85,960
Classified - doubtful	—	—	—	—

Total	$193,004	$1,665,341	$478,025	$2,336,370

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $15.6 million at March 31, 2013 and $17.9 million at December 31, 2012, of which $3.6 and $4.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following table summarizes the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2013
Commercial real estate:
Land and construction	$181,026	$264	$—	$3,512	$3,776	$184,802	$—
Improved property	1,627,755	2,573	4,067	12,557	19,197	1,646,952	625

Total commercial real estate	1,808,781	2,837	4,067	16,069	22,973	1,831,754	625
Commercial and industrial	492,605	864	443	1,836	3,143	495,748	86
Residential real estate	792,086	4,555	2,296	9,591	16,442	808,528	2,666
Home equity	275,812	1,652	209	1,139	3,000	278,812	482
Consumer	264,842	2,887	569	661	4,117	268,959	486

Total portfolio loans	3,634,126	12,795	7,584	29,296	49,675	3,683,801	4,345
Loans held for sale	14,299	—	—	—	—	14,299	—

Total loans	$3,648,425	$12,795	$7,584	$29,296	$49,675	$3,698,100	$4,345

Non-performing loans included above are as follows:

Non-accrual loans	$12,949	$1,160	$4,180	$24,437	$29,777	$42,726
TDRs accruing interest (1)	19,374	487	45	514	1,046	20,420

As of December 31, 2012
Commercial real estate:
Land and construction	$189,072	$1,470	$—	$2,462	$3,932	$193,004	$—
Improved property	1,643,833	5,722	2,224	13,562	21,508	1,665,341	338

Total commercial real estate	1,832,905	7,192	2,224	16,024	25,440	1,858,345	338
Commercial and industrial	475,186	283	412	2,144	2,839	478,025	98
Residential real estate	774,006	4,231	4,833	10,632	19,696	793,702	3,199
Home equity	274,235	1,352	197	1,442	2,991	277,226	722
Consumer	273,329	4,655	1,123	1,357	7,135	280,464	937

Total portfolio loans	3,629,661	17,713	8,789	31,599	58,101	3,687,762	5,294
Loans held for sale	21,903	—	—	—	—	21,903	—

Total loans	$3,651,564	$17,713	$8,789	$31,599	$58,101	$3,709,665	$5,294

Non-performing loans included above are as follows:

Non-accrual loans	$11,724	$591	$1,747	$25,310	$27,648	$39,372
TDRs accruing interest (1)	21,665	794	827	995	2,616	24,281

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

WesBanco acquired impaired loans with a book value of $16.6 million in the Fidelity Bancorp, Inc. (“Fidelity”) acquisition. These loans were recorded at their fair value of $11.2 million. Acquired impaired loans with a fair value of $7.3 million were sold in December 2012. The balance of these loans at March 31, 2013 was $3.8 million, of which $1.8 million were non-accrual and $2.0 million were accruing TDRs. The accretion that is expected to be recognized into future earnings upon these impaired loans totaled $0.6 million at March 31, 2013.

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2013			December 31, 2012
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate:
Land and construction	$9,653	$6,257	$—	$9,278	$5,577	$—
Improved property	26,406	23,875	—	27,515	24,455	—
Commercial and industrial	4,839	4,231	—	4,546	4,019	—
Residential real estate	22,210	20,245	—	22,146	20,269	—
Home equity	2,225	2,040	—	2,437	2,207	—
Consumer	1,731	1,462	—	1,757	1,517	—

Total impaired loans without a related allowance	67,064	58,110	—	67,679	58,044	—

With an allowance recorded:
Commercial real estate:
Land and construction	1,544	1,544	850	1,627	1,627	832
Improved property	3,492	3,492	394	4,098	3,982	911

Total impaired loans with an allowance	5,036	5,036	1,244	5,725	5,609	1,743

Total impaired loans	$72,100	$63,146	$1,244	$73,404	$63,653	$1,743

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Land and construction	$5,917	$60	$11,981	$92
Improved Property	24,165	131	33,370	120
Commercial and industrial	4,125	33	8,327	18
Residential real estate	20,257	194	16,153	74
Home equity	2,124	15	1,200	2
Consumer	1,490	27	274	—

Total impaired loans without a related allowance	58,078	460	71,305	306

With an allowance recorded:
Commercial real estate:
Land and construction	1,586	13	4,197	—
Improved Property	3,737	15	8,438	109
Commercial and industrial	—	—	—	—

Total impaired loans with an allowance	5,323	28	12,635	109

Total impaired loans	$63,401	$488	$83,940	$415

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	March 31, 2013	December 31, 2012
Commercial real estate:
Land and construction	$6,123	$4,668
Improved Property	20,998	18,239

Total commercial real estate	27,121	22,907

Commercial and industrial	3,642	3,387
Residential real estate	10,219	11,247
Home equity	1,090	1,184
Consumer	654	647

Total	$42,726	$39,372

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2013			December 31, 2012
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total
Commercial real estate:
Land and construction	$1,679	$3,877	$5,556	$2,537	$2,935	$5,472
Improved Property	6,368	8,088	14,456	10,198	6,452	16,650

Total commercial real estate	8,047	11,965	20,012	12,735	9,387	22,122

Commercial and industrial	589	723	1,312	632	728	1,360
Residential real estate	10,026	3,470	13,496	9,022	4,077	13,099
Home equity	950	511	1,461	1,022	519	1,541
Consumer	808	437	1,245	870	290	1,160

Total	$20,420	$17,106	$37,526	$24,281	$15,001	$39,282

As of March 31, 2013, there were three TDRs greater than $1.0 million, all of which were non-accrual, representing $4.8 million or 12.9% of total TDRs, comprised of one commercial real estate land and construction loan and two commercial real estate improved property loans with specific reserves of $1.2 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following table presents details related to loans identified as TDRs during the three months ended March 31, 2013 and March 31, 2012, respectively:

	New TDRs (1) For the Three Months Ended March 31, 2013			New TDRs (1) For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	1	$299	$299	—	$—	$—
Improved Property	5	891	721	6	903	909

Total commercial real estate	6	1,190	1,020	6	903	909

Commercial and industrial	6	165	165	—	—	—
Residential real estate	7	1,193	1,155	4	395	403
Home equity	1	2	2	—	—	—
Consumer	6	55	46	—	—	—

Total	26	$2,605	$2,388	10	$1,298	$1,312

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days or more) during the three months ended March 31, 2013 and 2012 that were restructured within the last twelve months prior to March 31, 2013 and 2012:

	Defaulted TDRs (1) For the Three Months Ended March 31, 2013		Defaulted TDRs (1) For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment

Commercial real estate:
Land and construction	—	$—	1	$139
Improved property	2	645	10	2,627

Total commercial real estate	2	645	11	2,766

Commercial and industrial	4	410	3	488
Residential real estate	19	1,644	—	—
Home equity	8	191	—	—
Consumer	2	32	—	—

Total	35	$2,922	14	$3,254

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2013 and 2012.

TDRs that defaulted during the three month period and that were restructured within the last twelve months represented 7.8% of the total TDR balance at March 31, 2013. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. The majority of new TDRs and defaults in the tables above for the three months ended March 31, 2013 relate to the implementation of a regulatory requirement in late 2012 which placed $9.4 million of loans discharged in bankruptcy into the TDR category. At March 31, 2013, only one loan in the table above was accruing interest.

WesBanco had unfunded commitments to debtors whose loans were classified as TDRs of $21 thousand and $49 thousand at March 31, 2013 and December 31, 2012, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	March 31, 2013	December 31, 2012

Other real estate owned	$4,928	$5,741
Repossessed assets	219	247

Total other real estate owned and repossessed assets	$5,147	$5,988

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At March 31, 2013 and December 31, 2012, WesBanco had FHLB borrowings of $60.8 million and $111.2 million, with a weighted-average interest rate of 2.7% and 3.04%, respectively. The decline in borrowings from December 31, 2012 was due to scheduled maturities. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $18.4 million at March 31, 2013 and $21.3 million at December 31, 2012 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at March 31, 2013 and December 31, 2012 was estimated to be approximately $1.4 billion and $1.3 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $60.8 million outstanding at March 31, 2013, $6.0 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at March 31, 2013 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands) Year	Scheduled Maturity	Weighted Average Rate
2013	$20,536	0.55%
2014	16,080	3.40%
2015	899	4.69%
2016	99	4.35%
2017	15,721	3.77%
2018 and thereafter	7,432	4.74%

Total	$60,767	2.72%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2013	2012
Service cost – benefits earned during year	$958	$681
Interest cost on projected benefit obligation	1,096	965
Expected return on plan assets	(1,603)	(1,378)
Amortization of prior service cost	12	11
Amortization of net loss	822	569

Net periodic pension cost	$1,285	$848

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $3.7 million is due for 2013 which will be partially funded by the Plan’s $23.6 million available credit balance. No decision has been made as of March 31, 2013 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

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

Other real estate owned and repossessed assets: Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral, and therefore other real estate owned and repossessed assets are classified within level 3 of the fair value hierarchy.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2013:

	March 31, 2013	March 31, 2013 Fair Value Measurements Using:
(unaudited, in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities - available-for-sale
Other government agencies	$65,449	$—	$65,449	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	738,942	—	738,942	—
Obligations of state and political subdivisions	139,620	—	139,620	—
Corporate debt securities	38,136	—	38,136	—
Equity securities	11,123	8,986	2,137	—

Total securities - available-for-sale	$993,270	$8,986	$984,284	$—

Total recurring fair value measurements	$993,270	$8,986	$984,284	$—

Nonrecurring fair value measurements
Impaired loans	$3,792	$—	$—	$3,792
Other real estate owned and repossessed assets	5,147	—	—	5,147
Mortgage servicing rights	693	—	—	693
Loans held for sale	14,299	—	14,299	—

Total nonrecurring fair value measurements	$23,931	$—	$14,299	$9,632

(1)	Mortgage-backed securities of government agencies at March 31, 2013 were $41.2 million.

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and level 2 for the three months ended March 31, 2013.

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2012:

	December 31, 2012	December 31, 2012 Fair Value Measurements Using:
(unaudited, in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities - available-for-sale
Other government agencies	$96,612	$—	$96,612	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	732,210	—	732,210	—
Obligations of state and political subdivisions	148,635	—	148,612	23
Corporate debt securities	32,685	—	32,685	—
Equity securities	11,102	9,059	2,043	—

Total securities - available-for-sale	$1,021,244	$9,059	$1,012,162	$23

Total recurring fair value measurements	$1,021,244	$9,059	$1,012,162	$23

Nonrecurring fair value measurements
Impaired loans	$3,866	$—	$—	$3,866
Other real estate owned and repossessed assets	5,988	—	—	5,988
Mortgage servicing rights	825	—	—	825
Loans held for sale	21,903	—	21,903	—

Total nonrecurring fair value measurements	$32,582	$—	$21,903	$10,679

(1)	Mortgage-backed securities of government agencies at December 31, 2012 were $45.8 million.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2013:
Impaired loans	$3,792	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to (27.6%) / (11.4%) (5.5%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,147	Appraisal of collateral (1), (3)
Mortgage servicing rights	693	Discounted cash flow	Remaining term Discount rate	2.9 yrs to 26.6 yrs / 15.3 yrs 9.0% to 12.0% / 9.9%
December 31, 2012:
Impaired loans	$3,866	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to (50.8%) / (13.7%) (3.9%) to (8.0%) / (6.8%)
Other real estate owned and repossessed assets	5,988	Appraisal of collateral (1), (3)
Mortgage servicing rights	825	Discounted cash flow	Remaining term Discount rate	2.8 yrs to 27.0 yrs / 15.8 yrs 9.0% to 12.0% / 9.8%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2013
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and due from banks	$178,263	$178,263	$178,263	$—	$—
Securities available-for-sale	993,270	993,270	8,986	984,284	—
Securities held-to-maturity	592,033	624,627	—	623,824	803
Net loans	3,632,137	3,622,794	—	—	3,622,794
Loans held for sale	14,299	14,299	—	14,299	—
Accrued interest receivable	19,909	19,909	19,909	—	—
Bank owned life insurance	118,666	118,666	118,666	—	—

Financial Liabilities
Deposits	5,006,202	5,031,669	3,373,842	1,657,827	—
Federal Home Loan Bank borrowings	60,767	66,083	—	66,083	—
Other borrowings	128,372	132,218	81,286	50,932	—
Junior subordinated debt	106,109	63,610	—	63,610	—
Accrued interest payable	3,620	3,620	3,620	—	—

			Fair Value Measurements at December 31, 2012
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and due from banks	$125,605	$125,605	$125,605	$—	$—
Securities available-for-sale	1,021,244	1,021,244	9,059	1,012,162	23
Securities held-to-maturity	602,509	639,273	—	638,469	804
Net loans	3,635,063	3,600,068	—	—	3,600,068
Loans held for sale	21,903	21,903	—	21,903	—
Accrued interest receivable	19,354	19,354	19,354	—	—
Bank owned life insurance	119,671	119,671	119,671	—	—

Financial Liabilities
Deposits	4,944,284	4,963,356	3,294,664	1,668,692	—
Federal Home Loan Bank borrowings	111,187	114,461	—	114,461	—
Other borrowings	142,971	142,753	95,768	46,985	—
Junior subordinated debt	113,832	64,624	—	64,624	—
Accrued interest payable	3,856	3,856	3,856	—	—

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income before reclassifications	—	(729)	—	(729)
Amounts reclassified from accumulated other comprehensive income	475	(10)	(177)	288

Period change	475	(739)	(177)	(441)

Balance at March 31, 2013	$(20,926)	$12,293	$1,827	$(6,806)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

Other comprehensive income before reclassifications	—	588	—	588
Amounts reclassified from accumulated other comprehensive income	309	(63)	(258)	(12)

Period change	309	525	(258)	576

Balance at March 31, 2012	$(14,846)	$11,817	$2,703	$(326)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the Three months ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2013	2012
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(16)	$(100)	Net securities gains
Related income tax expense	6	37	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(10)	(63)	Net of tax

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(288)	(426)	Interest and dividends on securities
Related income tax expense	111	168	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(177)	(258)	Net of tax

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	834	580	Employee benefits
Related income tax expense	(359)	(271)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	475	309	Net of tax

Total reclassifications for the period	$288	$(12)	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.4 million as of March 31, 2013 and $0.3 million as of December 31, 2012 and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit is recorded at its estimated fair value of $0.1 million as of both March 31, 2013 and December 31, 2012 and is included in other liabilities on the Consolidated Balance Sheets.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	March 31, 2013	December 31, 2012

Lines of credit	$872,377	$769,525
Loans approved but not closed	127,218	218,531
Overdraft limits	88,234	93,654
Letters of credit	20,201	20,078
Contingent obligations to purchase loans funded by other entities	6,496	6,668

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position, results of operations or cash flows.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.5 billion and $3.2 billion at March 31, 2013 and 2012, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended March 31, 2013:
Interest income	$54,892	$—	$54,892
Interest expense	8,764	—	8,764

Net interest income	46,128	—	46,128
Provision for credit losses	2,102	—	2,102

Net interest income after provision for credit losses	44,026	—	44,026
Non-interest income	12,478	5,018	17,496
Non-interest expense	37,752	2,995	40,747

Income before provision for income taxes	18,752	2,023	20,775
Provision for income taxes	3,945	809	4,754

Net income	$14,807	$1,214	$16,021

For the Three Months ended March 31, 2012:
Interest income	$53,680	$—	$53,680
Interest expense	11,850	—	11,850

Net interest income	41,830	—	41,830
Provision for credit losses	6,202	—	6,202

Net interest income after provision for credit losses	35,628	—	35,628
Non-interest income	10,569	4,753	15,322
Non-interest expense	32,808	2,857	35,665

Income before provision for income taxes	13,389	1,896	15,285
Provision for income taxes	2,536	759	3,295

Net income	$10,853	$1,137	$11,990

Total non-fiduciary assets of the trust and investment services segment were $3.1 million and $2.9 million at March 31, 2013 and 2012, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2012 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and Fidelity may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and Fidelity may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and Fidelity may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 118 branches, one loan production office and 106 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On November 30, 2012, WesBanco completed its acquisition of Fidelity, headquartered in Pittsburgh, Pennsylvania. The acquisition was valued at $70.0 million and added 13 branches in the Pittsburgh area to the Bank’s branch network as part of the western Pennsylvania region. WesBanco issued 2,538,460 shares of its common stock and $15.4 million in cash in exchange for Fidelity common stock. The acquisition was accounted for as a tax-free exchange for tax purposes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2013 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2013 was $16.0 million compared to $12.0 million for the first quarter of 2012, representing an increase of 33.6%, while diluted earnings per share were $0.55, compared to $0.45 per share for the first quarter of 2012, representing an increase of 22.2%. The increased earnings improved the return on average assets to 1.07% from 0.87% in the first quarter of last year and the return on average equity grew to 9.00% from 7.54%. The $4.0 million growth in net income was achieved through a 66.1% decrease in the provision for credit losses based on continued improvement in credit quality and a 10.3% improvement in net interest income through growth in average earning assets and the net interest margin. In addition, non-interest income increased 14.2% from trust, security brokerage and mortgage sale operations, and included a $1.1 million bank-owned life insurance death benefit recorded in the first quarter of 2013. Non-interest expense grew 14.3%, partially offsetting the growth in income, due to $1.2 million in merger-related expense, and increases in operating costs associated with the acquisition, as well as increases in pension expense, snow removal costs, electronic banking expense and real estate-owned expenses.

Net interest income increased $4.3 million or 10.3% in the first quarter of 2013 compared to the first quarter of 2012 due to an increase in average earning assets, primarily through increased average loan balances. Average earning assets increased $412.2 million or 8.4% due to growth in average portfolio loan balances of $413.0 million or 12.7%, with approximately two-thirds of this growth from the western Pennsylvania region, which includes the Fidelity acquired loans. The increase in average loans mitigated the effect of the low interest rate environment, as loans provide the highest rate earning assets. In addition, the net interest margin increased by seven basis points to 3.64% in the first quarter of 2013 through an increase in loan balances and a decrease in rates paid on interest bearing liabilities. This improvement in funding costs resulted from a 41.0% reduction in higher rate average FHLB and other borrowings, primarily through maturities, a 12.7% increase in total deposits, of which 89.7% were lower cost demand, money market or savings accounts, and the lowering of rates for certain deposit types. Average total FHLB and other borrowings were 4.9% of average interest bearing liabilities in the first quarter of 2013 compared to 8.8% in the same 2012 quarter. Accretion of the purchase accounting adjustments for loans, CDs and borrowings acquired with the Fidelity merger also benefited the net interest margin in the 2013 first quarter.

WesBanco has significantly improved credit quality over the past year. Total non-performing loans were $63.1 million or 1.71% of total loans at March 31, 2013, which represents a 22.0% decrease from $81.0 million or 2.51% at March 31 of the prior year. Criticized and classified loans decreased 29.1% over the last twelve months to $168.1 million at March 31, 2013. Criticized and classified loans were 4.56% of total loans compared to 7.35% at the end of the 2012 first quarter. Improvements also occurred from year end, although at a slower pace.

Net charge-offs for the first quarter of 2013 were $3.0 million, or 0.34% of average portfolio loans, and represented the lowest charge-off level in over three years. Net charge-offs were $6.6 million or 0.82% for the first quarter of 2012. As a result of the improvement in all measures of credit quality, the provision for credit losses was $2.1 million for the first quarter of 2013 compared to $6.2 million for the same quarter of 2012. The allowance for loan losses represented 1.40% of total portfolio loans at the end of the first quarter. However, if the acquired Fidelity loans (which were recorded at fair value at the date of acquisition) were excluded from the ratio, the allowance would approximate 1.50% of the adjusted loan total compared to 1.69% at March 31, 2012.

Non-interest income in the quarter ended March 31, 2013 increased $2.2 million or 14.2% compared to the same 2012 quarter. Trust fees increased $0.3 million or 5.6% as assets under management continued to increase from customer development initiatives. Net securities brokerage revenues increased $0.4 million due to additional market coverage in the Pittsburgh area and improved production in other markets. Net gains on sales of mortgage loans increased $0.4 million due to increased volume and higher margins on sold loans. In addition, the first quarter of 2013 included a $1.1 million bank-owned life insurance death benefit.

Non-interest expense increased $5.1 million or 14.3% for the first quarter compared to the first quarter of 2012, partially due to Fidelity merger-related expenses of $1.2 million. Total non-interest expense would have increased 10.9% for the quarter without these charges, to a large extent due to the normal operating expenses of the 13 acquired Fidelity offices in the Pittsburgh area. Salaries and wages increased $1.5 million due to routine annual adjustments to compensation, increased commissions on higher loan origination and brokerage revenue and an increase in full-time equivalent employees (“FTE”) required to operate the Fidelity branches and maintain two operating systems until conversion in February 2013. Personnel cost savings from Fidelity were primarily achieved by the end of the first quarter. Employee benefits expense increased $0.7 million primarily from increased pension and employee health insurance costs.

The provision for income taxes increased $1.5 million due to the significant increase in pre-tax income. A higher effective tax rate of 22.9%, compared to 21.6% for the first quarter of 2012, was also primarily due to higher pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2013	2012
Net interest income	$46,128	$41,830
Taxable equivalent adjustments to net interest income	1,684	1,658

Net interest income, fully taxable equivalent	$47,812	$43,488

Net interest spread, non-taxable equivalent	3.37%	3.26%
Benefit of net non-interest bearing liabilities	0.14%	0.17%

Net interest margin	3.51%	3.43%
Taxable equivalent adjustment	0.13%	0.14%

Net interest margin, fully taxable equivalent	3.64%	3.57%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $4.3 million or 10.3% in the first quarter of 2013 compared to the first quarter of 2012 due to an 8.4% increase in average earning assets, primarily through increased average loan balances. Average earning assets increased $412.2 million due to growth in average portfolio loan balances of $413.0 million or 12.7%, with approximately two-thirds of this growth from the western Pennsylvania region, which includes the Fidelity acquired loans. The increase in average earning assets was funded primarily by increases in deposits. Total average deposits increased by $560.7 million or 12.7% from the first quarter of 2012 with approximately 80% of the increase provided by the western Pennsylvania region. Deposit increases occurred primarily in demand deposit accounts, with increases other than through the acquisition resulting from marketing campaigns, customer incentives, wealth management and business initiatives as well as initial deposits from Marcellus and Utica shale gas bonus and royalty payments which totaled $60 million in the first quarter. In addition, the net interest margin increased 7 basis points in the first quarter of 2013 to 3.64% compared to the first quarter of 2012. Cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of FHLB and other borrowings. Accretion of purchase accounting adjustments, totaling $1.8 million for loans, CDs and borrowings related to the Fidelity acquisition, also benefited the margin in the 2013 first quarter. The average rate on interest bearing liabilities declined by 33 basis points while the rate on earning assets decreased by 23 basis points in the 2013 first quarter.

Interest income increased $1.2 million or 2.3% in the quarter ending March 31, 2013 compared to the same quarter in 2012 due to the higher average earning assets, partially offset by the lower yields. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to competition and the lower interest rate environment. Repricing of loans and the competitive necessity of offering lower rates on quality credits in an increasingly competitive and lower interest rate environment caused a decline in loan yields of 29 basis points for 2013 year-to-date. However, the increase in average loans mitigated the effect of the low interest rate environment, as loans provide the highest rate for investment in new earning assets. In the first quarter of 2013, average loans represented 69.0% of average earning assets, compared to 66.4% in the same quarter of 2012. Securities yields decreased due to the reinvestment of funds from investment maturities, calls and sales, and additional investment purchases at current lower available interest rates, along with the acquired Fidelity investment portfolio. Taxable securities yields decreased 23 basis points in the first quarter of 2013 compared to the first quarter of 2012, while tax-exempt securities yields declined 73 basis points, due to purchases of municipals at lower rates. Because of their relative yield advantage the average balance of tax-exempts increased 15.4% over the last year. Average taxable securities decreased due to significant calls of other government agencies and prepayments in mortgage-backed and collateralized mortgage securities, somewhat offset by continued purchases of lower-premium collateralized mortgage securities. Purchases of collateralized mortgage securities minimizes the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgable securities.

Portfolio loans increased $460.1 million or 14.3% in the twelve months ended March 31, 2013 with $312.3 million from the western Pennsylvania region and the remaining $147.8 million from other WesBanco regions, as originations continued to outpace paydowns. Separate from the western Pennsylvania region, WesBanco grew outstanding loans 4.9% from March 31, 2012 as a result of a 52.2% growth in overall loan originations from the prior year. Loan growth was achieved in commercial, commercial real estate, residential real estate and home equity lending.

In the first quarter of 2013 interest expense decreased $3.1 million or 26.0% compared to the first quarter of 2012, due to decreases in rates paid and a continued shift in the liability mix towards less expensive sources of funding, while total average interest bearing balances increased 6.1%. The average rate paid on interest bearing liabilities decreased to 0.81% in the 2013 first quarter from 1.14% in the same quarter of 2012, a 33 basis point decrease. Rates paid on deposits declined by 23 basis points due to declines in all deposit categories, as a result of management reducing offered interest rates for most products and mark-to-market accretion of the certificates of deposit acquired from Fidelity. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 33.2% of total average deposits from 36.1% in the first quarter of last year. Average interest bearing deposits increased by $395.2 million and non-interest bearing demand deposits increased by $165.5 million from the 2012 first quarter. Average deposits increased most significantly in demand and savings product categories, even as offered rates on interest bearing accounts were reduced. Total average demand deposits, including interest bearing and non-interest bearing, increased $309.6 million or 21.9% in the 2013 first quarter compared to the first quarter of 2012. Average certificates of deposit increased by only 3.6%, primarily due to the acquisition, as WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificates of deposit customers. Deposit increases were used to pay down higher-cost maturing FHLB borrowings and certain other borrowings, significantly contributing to the reduced cost of funds. Average total FHLB and other borrowings decreased $149.2 million or 41.0%, due to maturities and paydowns, and were 4.9% of average interest bearing liabilities in the first quarter of 2013 compared to 8.8% in the same 2012 quarter.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2013		2012
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks - interest bearing	$66,623	0.15%	$44,389	0.19%
Loans, net of unearned income (1)	3,664,629	4.90%	3,251,637	5.19%
Securities: (2)
Taxable	1,199,706	2.48%	1,269,255	2.71%
Tax-exempt (3)	358,524	5.37%	310,617	6.10%

Total securities	1,558,230	3.14%	1,579,872	3.37%
Other earning assets	20,542	0.60%	21,920	0.47%

Total earning assets (3)	5,310,024	4.31%	4,897,818	4.54%

Other assets	754,962		651,344

Total Assets	$6,064,986		$5,549,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$846,494	0.14%	$702,418	0.23%
Money market accounts	845,751	0.16%	790,181	0.38%
Savings deposits	750,430	0.08%	612,547	0.19%
Certificates of deposit	1,645,058	1.52%	1,587,353	1.77%

Total interest bearing deposits	4,087,733	0.69%	3,692,499	0.92%
Federal Home Loan Bank borrowings	75,438	1.72%	164,070	3.38%
Other borrowings	139,650	1.81%	200,232	2.37%
Junior subordinated debt	112,376	3.23%	106,070	3.31%

Total interest bearing liabilities (1)	4,415,197	0.81%	4,162,871	1.14%
Non-interest bearing demand deposits	874,078		708,570
Other liabilities	53,497		38,541
Shareholders’ Equity	722,214		639,180

Total Liabilities and Shareholders’ Equity	$6,064,986		$5,549,162

Taxable equivalent net interest spread		3.50%		3.40%
Taxable equivalent net interest margin		3.64%		3.57%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $1.0 million for both the three months ended March 31, 2013 and 2012, respectively. Additionally, loan accretion included in net interest income on acquired Fidelity loans was $1.3 million for the three months ended March 31, 2013, while accretion on acquired Fidelity interest bearing liabilities was $0.5 million for the three months ended March 31, 2013.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2013
	Compared to March 31, 2012
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$9	$(5)	$4
Loans, net of unearned income	5,176	(2,864)	2,312
Taxable securities	(455)	(702)	(1,157)
Tax-exempt securities (1)	681	(607)	74
Other earning assets	(2)	7	5

Total interest income change (1)	5,409	(4,171)	1,238

Increase (decrease) in interest expense:
Interest bearing demand deposits	70	(174)	(104)
Money market accounts	51	(454)	(403)
Savings deposits	54	(208)	(154)
Certificates of deposit	255	(1,086)	(831)
Federal Home Loan Bank borrowings	(551)	(507)	(1,058)
Other borrowings	(306)	(249)	(555)
Junior subordinated debt	50	(31)	19

Total interest expense change	(377)	(2,709)	(3,086)

Net interest income increase (decrease) (1)	$5,786	$(1,462)	$4,324

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses for the three months ended March 31, 2013 decreased $4.1 million or 66.1% to $2.1 million compared to $6.2 million for the three months ended March 31, 2012. This decrease is the result of a 54% decrease in net charge-offs, a 21% decrease in non-performing loans, a 29% reduction in classified and criticized loans, relatively low delinquency, and improved economic conditions. The provision for credit losses was lower than net charge-offs by $0.9 million in the first quarter of 2013 and $0.4 million in the comparable 2012 quarter due to recognition of probable losses that were provided for in prior periods. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change
Trust fees	$5,018	$4,753	$265	5.6
Service charges on deposits	4,197	3,993	204	5.1
Electronic banking fees	2,866	2,763	103	3.7
Net securities brokerage revenue	1,497	1,075	422	39.3
Bank-owned life insurance	1,949	880	1,069	121.5
Net gains on sales of mortgage loans	712	268	444	165.7
Net securities gains	16	100	(84)	(84.0)
Net (loss)/gain on other real estate owned and other assets	(46)	32	(78)	(243.8)

Other income:
Net insurance services revenue	757	688	69	10.0
Other	530	770	(240)	(31.2)

Total non-interest income	$17,496	$15,322	$2,174	14.2

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income for the quarter ended March 31, 2013 increased $2.2 million or 14.2% compared to the same 2012 quarter. Trust fees increased $0.3 million or 5.6% as assets under management and custodial assets continued to increase by 9.1% in total over last year, from customer development initiatives of the trust and investment groups. Net securities brokerage revenues increased $0.4 million or 39.3% due to additional market coverage in the Pittsburgh area, and improved production in other markets. Net gains on sales of mortgage loans increased $0.4 million due to increased volume and higher margins on sold loans. In addition, the first quarter of 2013 included a $1.1 million bank-owned life insurance death benefit.

Trust fees improved $0.3 million or 5.6% compared to the first quarter to 2012, due to new business and higher average trust assets from overall market improvements and the implementation of an organization-wide trust and investment development program and a private banking program for high net worth customers which began in 2012. Trust assets at March 31, 2013 increased to $3.5 billion from $3.2 billion at March 31, 2012. Quarter end trust assets include managed assets of $2.8 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $839.4 million as of March 31, 2013 and $796.0 million at December 31, 2012 and are included in trust managed assets.

Service charges on deposits, which are primarily customer overdraft fees, increased 5.1% compared to the first quarter of 2012 due to a higher number of demand deposit accounts which grew in the last twelve months, primarily from Fidelity, and the Bank’s own marketing initiatives.

Electronic banking fees, which include debit card interchange fees, improved by $0.1 million or 3.7% compared to the prior year, due to a higher volume of debit card transactions, which have continued to grow as customers move more towards electronic transactions.

Gains on the sale of mortgage loans increased $0.4 million or 165.7% compared to the first quarter 2012 primarily from increased volume and margins on sold loans. Overall mortgage production increased 48.2% from the first quarter of 2012, while mortgages sold into the secondary market during the three months ended March 31, 2013 increased 105% compared to the first quarter of 2012.

Net securities brokerage revenue increased $0.4 million or 39.3% compared to the first quarter of 2012 primarily due to increased production resulting from the implementation of an organization-wide cross-selling program, additional market coverage in the Pittsburgh area and overall improved production in other markets, as well as a new licensed banker program in several of our larger retail offices.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change
Salaries and wages	$15,826	$14,315	$1,511	10.6
Employee benefits	6,345	5,618	727	12.9
Net occupancy	3,192	2,776	416	15.0
Equipment	2,407	2,174	233	10.7
Marketing	805	771	34	4.4
FDIC Insurance	971	1,045	(74)	(7.1)
Amortization of intangible assets	625	537	88	16.4
Restructuring and merger-related expenses	1,178	—	1,178	100.0

Other operating expenses:
Miscellaneous, franchise, and other taxes	1,485	1,452	33	2.3
Postage	819	728	91	12.5
Consulting, regulatory, accounting and advisory fees	1,068	1,037	31	3.0
Other real estate owned and foreclosure expenses	726	393	333	84.7
Legal fees	653	687	(34)	(4.9)
Communications	663	658	5	0.8
ATM and interchange expenses	1,018	833	185	22.2
Supplies	674	625	49	7.8
Other	2,292	2,016	276	13.7

Total other operating expenses	9,398	8,429	969	11.5

Total non-interest expense	$40,747	$35,665	$5,082	14.3

Non-interest expense increased $5.1 million or 14.3% for the first quarter compared to the first quarter of 2012 partially due to Fidelity merger-related expenses of $1.2 million. Total non-interest expense would have increased 10.9% for the quarter without these charges, to a large extent due to the normal operating expenses from the 13 Fidelity offices acquired in the Pittsburgh area and increased revenue generation activity throughout the organization.

Salaries and wages increased $1.5 million from the first quarter of 2012 due to routine annual adjustments to compensation, increased commissions on higher loan origination and brokerage revenue and an increase in FTEs required to operate the Fidelity branches and maintain two operating systems until conversion in February, 2013. Employee benefits expense increased $0.7 million year-to-date primarily due to higher health insurance expenses and higher pension expense from changes in certain assumptions. Supplemental employee retirement benefits were down $0.3 million related to the bank-owned life insurance claim.

Net occupancy and equipment increased due to increased depreciation and other maintenance costs resulting from the Fidelity acquisition which added approximately $9.1 million in depreciable assets at fair value.

Marketing expenses remained relatively flat as increased advertising in the western Pennsylvania market was offset by fewer marketing expenses in other markets over the comparable 2012 quarter.

Amortization of intangible assets increased due to the Fidelity acquisition, which added approximately $4.7 million in core deposit intangibles.

Restructuring and merger-related expenses of $1.2 million in 2013 include $0.3 million related to systems conversion, $0.4 million in employee severance and $0.2 million in accounting and valuation expenses.

Other real estate owned and foreclosure expenses increased from the first quarter of 2012 due to tax payments and ongoing liquidation of properties in that category.

ATM and interchange expenses, which include debit card processing fees, increased $0.2 million or 22% from the first quarter of 2012, due to a higher volume of debit card transactions and bill pay expenses during the period.

INCOME TAXES

The provision for federal and state income taxes increased $1.5 million to $4.8 million for the three months ended March 31, 2013 compared to $3.3 million in the comparable 2012 period. The increase in income tax expense was due to a $5.5 million increase in pre-tax income, which caused a higher effective tax rate of 22.9% compared to 21.6% for 2012. The increase in the effective tax rate was due primarily to higher pre-tax income offset somewhat by higher income from a higher balance of tax-exempt securities.

FINANCIAL CONDITION

Total assets increased 0.1% while stockholders’ equity increased 1.4% compared to December 31, 2012. Loan production increased by 23.0% during the quarter. However, the net loan portfolio declined 0.1% from December 31, 2012, as the low interest rate environment and continued competition for high quality credits resulted in approximately $45 million of identified payoffs of certain commercial real estate loans that were refinanced in the secondary market or as a result of borrowers selling properties. Deposits increased 1.3% from December 31, 2012 primarily due to a 3.5% increase in savings deposits, a 3.0% increase in demand deposits, and a 0.2% increase in money market deposits, which more than offset the 1.0% decrease in CDs. The increase in demand and savings deposits are primarily a result of marketing campaigns, customer incentives, additional wealth management deposits, and treasury management and other business banking initiatives for commercial customers. Deposits also increased from customers receiving bonus and royalty payments from natural gas companies operating in the Marcellus and Utica shale formations in southwestern Pennsylvania, eastern Ohio and northern West Virginia. The reduction in CDs was due to anticipated reductions through lower offered rates for new and rollover CDs, and customers’ desire to shorten interest rate maturities. FHLB borrowings decreased 45.4% from December 31, 2012 as higher cost maturing FHLB borrowings were paid down using available funding provided by the increase in lower cost deposits. Total shareholders’ equity increased by approximately $10.2 million, or 1.4%, compared to December 31, 2012, due to net income exceeding dividends for the period by $10.5 million, which was partially offset by $0.7 million of unrealized losses in the available-for-sale securities portfolio in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	March 31, 2013	December 31, 2012	$ Change	% Change
Available-for-sale (at fair value)
Other government agencies	$65,449	$96,612	$(31,163)	(32.3)
Residential mortgage-backed securities andcollateralized mortgage obligations ofgovernment agencies	738,942	732,210	6,732	0.9
Obligations of states and political subdivisions	139,620	148,635	(9,015)	(6.1)
Corporate debt securities	38,136	32,685	5,451	16.7

Total debt securities	982,147	1,010,142	(27,995)	(2.8)
Equity securities	11,123	11,102	21	0.2

Total available-for-sale securities	$993,270	$1,021,244	$(27,974)	(2.7)

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities andcollateralized mortgage obligations ofgovernment agencies	$133,186	$152,872	$(19,686)	(12.9)
Other residential collateralized mortgage obligations	305	353	(48)	(13.6)
Obligations of states and political subdivisions	458,542	449,284	9,258	2.1

Total held-to-maturity securities	592,033	602,509	(10,476)	(1.7)

Total securities	$1,585,303	$1,623,753	$(38,450)	(2.4)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.35%	2.36%
As a % of total securities	62.7%	62.9%
Weighted average life (in years)	3.5	3.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.54%	4.52%
As a % of total securities	37.3%	37.1%
Weighted average life (in years)	5.4	5.2

Total securities:
Weighted average yield at the respective period end (2)	3.17%	3.16%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.2	3.9

(1)	At March 31, 2013 and December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $38.5 million or 2.4% from December 31, 2012 to March 31, 2013. There were decreases in both the available-for-sale and held-to-maturity portfolios specifically due to paydowns, calls, and maturities exceeding purchases. For the three months ended March 31, 2013, security sales totaled $3.4 million and maturities, paydowns, and calls totaled $116.9 million. These were partially offset by purchases of $84.9 million in the first quarter.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	March 31, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value):
AAA rating	$54,615	8.7	$55,225	8.8
AA rating	427,981	68.4	470,259	74.8
A rating	117,317	18.8	77,071	12.3
Below an A rating (1)	9,238	1.5	14,005	2.2
No rating	16,041	2.6	11,774	1.9

Total municipal bond portfolio	$625,192	100.0	$628,334	100.0

(1)	All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	March 31, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$449,027	71.8	$456,405	72.6
Revenue	176,165	28.2	171,929	27.4

Total municipal bond portfolio	$625,192	100.0	$628,334	100.0

Municipal bond issuer:
State Issued	$43,275	6.9	$43,268	6.9
Local Issued	581,917	93.1	585,066	93.1

Total municipal bond portfolio	$625,192	100.0	$628,334	100.0

The amortized cost of the municipal bond portfolio at March 31, 2013 and December 31, 2012 was $589.5 million and $588.8 million, respectively. The municipal bond portfolio is broadly spread across the U.S. with 62% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Texas, Illinois, and Michigan, respectively.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 7, “Fair Value Measurement” in the Consolidated Financial Statements.

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

TABLE 8. COMPOSITION OF LOANS (1)

	March 31, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$184,802	5.0	$193,004	5.2
Improved property	1,646,952	44.5	1,665,341	44.9

Total commercial real estate	1,831,754	49.5	1,858,345	50.1
Commercial and industrial	495,748	13.4	478,025	12.9
Residential real estate:
Land and construction	14,240	0.4	11,805	0.3
Other	794,288	21.5	781,897	21.0
Home equity	278,812	7.5	277,226	7.5
Consumer	268,959	7.3	280,464	7.6

Total portfolio loans	3,683,801	99.6	3,687,762	99.4
Loans held for sale	14,299	0.4	21,903	0.6

Total loans	$3,698,100	100.0	$3,709,665	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $11.6 million or 0.3% from December 31, 2012 to March 31, 2013 despite a 23% increase in new loan origination in the first quarter compared to the fourth quarter of last year. CRE land and construction loans decreased $8.2 million or 4.2% as completed projects transferred to CRE improved property loans exceeded new construction loans funded during the period. Even with the transfer of completed constructed projects, CRE improved property loans decreased $18.4 million or 1.1% primarily as a result of unscheduled principal reductions and payoffs that exceeded new loan origination. C&I loans increased $17.7 million or 3.7% due to an increase in the usage of lines of credit and new loan originations. Residential real estate loans, increased $14.8 million or 1.9% primarily due to a 48% increase in new loan originations during the three months ended March 31, 2013 over the comparable quarter in 2012 and a 11.7% increase over the fourth quarter of 2012. Residential mortgage loan originations in the first quarter of 2013 were $105.6 million compared to $71.3 million in the first quarter of 2012 and $94.6 million in the fourth quarter of 2012. Home equity lines of credit were relatively unchanged from December 31, 2012, while consumer loans decreased $11.5 million or 4.1% due to reduced loan demand. Loans held for sale decreased $7.6 million due to timing of scheduled closings and a greater portion of production held in the loan portfolio. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices, as well as the current highly competitive lending market for high quality borrowers.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans:
Commercial real estate - land and construction	$6,123	$4,668
Commercial real estate - improved property	20,998	18,239
Commercial and industrial	3,642	3,387
Residential real estate	10,219	11,247
Home equity	1,090	1,184
Consumer	654	647

Total non-accrual loans	42,726	39,372

TDRs accruing interest:
Commercial real estate - land and construction	1,679	2,537
Commercial real estate - improved property	6,368	10,198
Commercial and industrial	589	632
Residential real estate	10,026	9,022
Home equity	950	1,022
Consumer	808	870

Total TDRs accruing interest (1)	20,420	24,281

Total non-performing loans	$63,146	$63,653

Other real estate owned and repossessed assets	5,147	5,988

Total non-performing assets	$68,293	$69,641

Non-performing loans/total loans	1.71%	1.73%
Non-performing assets/total assets	1.12%	1.15%
Non-performing assets/total loans, other real estate and repossessed assets	1.85%	1.89%

(1)	TDRs on nonaccrual of $17.1 million and $15.0 million at March 31, 2013 and December 31, 2012, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, were relatively unchanged from December 31, 2012 to March 31, 2013. TDRs accruing interest decreased $3.9 million primarily due to the migration of certain commercial real estate TDRs to non-accrual. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $0.8 million from December 31, 2012 to March 31, 2013, as sales of foreclosed properties exceeded new foreclosures and repossessions.

The following table presents non-performing asset activity:

TABLE 10. NON-PERFORMING ASSET ACTIVITY

	For the Three Months Ended March 31, 2013
					Other Real
					Estate and	Total Non-
	Non-Accrual Loans			Accruing	Repossessed	Performing
(unaudited, in thousands)	TDRs	Other	Total	TDRs	Assets	Assets
Beginning balance	$15,001	$24,371	$39,372	$24,281	$5,988	$69,641
Activity during the period:
Additions to non-accrual or TDR	1,184	9,008	10,192	493	—	10,685
Foreclosed real estate	—	—	—	—	472	472
Repossessed other collateral	—	—	—	—	686	686
Charge-offs or charge-downs	(605)	(2,949)	(3,554)	—	(110)	(3,664)
Loans returned to accrual	(854)	(448)	(1,302)	—	—	(1,302)
Other real estate sold	—	—	—	—	(1,175)	(1,175)
Repossessed assets sold	—	—	—	—	(714)	(714)
Transfer between categories	3,690	—	3,690	(3,690)	—	—
Principal payments / other changes, net	(1,310)	(4,362)	(5,672)	(664)	—	(6,336)

Ending balance	$17,106	$25,620	$42,726	$20,420	$5,147	$68,293

TABLE 11. PAST DUE AND ACCRUING LOANS EXCLUDING TDRs

	March 31,	December 31,
(unaudited, dollars in thousands)	2013	2012
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	625	338
Commercial and industrial	86	98
Residential real estate	2,666	3,199
Home equity	482	722
Consumer	486	937

Total portfolio loans	4,345	5,294
Loans held for sale	—	—

Total loans past due 90 days or more	$4,345	$5,294

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$264	$750
Commercial real estate - improved property	2,753	6,328
Commercial and industrial	728	500
Residential real estate	5,799	7,977
Home equity	1,656	1,322
Consumer	3,307	5,666

Total portfolio loans	14,507	22,543
Loans held for sale	—	—

Total loans past due 30 to 89 days	$14,507	$22,543

Loans past due 90 days or more and accruing to total loans	0.12%	0.14%
Loans past due 30-89 days to total loans	0.39%	0.61%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $0.9 million or 17.9% from December 31, 2012. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days decreased $8.0 million or 35.6% between December 31, 2012 and March 31, 2013 as a result of a continued focus on controlling early stage delinquency and improvement in economic conditions, as well as more aggressive collection activities on former Fidelity past due loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses decreased $0.9 million from December 31, 2012 to March 31, 2013 and represented 1.40% of total loans at March 31, 2013, compared to 1.43% at December 31, 2012 and 1.69% at March 31, 2012. However, if the acquired Fidelity loans, which were recorded at fair value at the date of acquisition, were excluded from the ratio, the allowance would approximate 1.50% of the adjusted loan total at March 31, 2013. The allowance for loans individually evaluated decreased by $0.5 million to $1.2 million from December 31, 2012 to March 31, 2013. The allowance for loans collectively evaluated also decreased $0.5 million to $50.4 million due to lower delinquency, decreases in net charge-offs, and reduced levels of classified and criticized loans. The overall improvement in credit quality supported a reduction in the allowance and a lower provision expense for the three months ended March 31, 2013.

Net charge-offs for the first quarter of 2013 were $3.0 million compared to $4.1 million for the previous quarter and $6.6 million for the first quarter of 2012 and represented the lowest charge-off level in over three years. The decline in net charge-offs in the first three months of 2013 and improvements in credit quality enabled a decrease in the quarterly provision for credit losses of $1.2 million as compared to the fourth quarter ended December 31, 2012 and $4.1 million as compared to the first three months of 2012. Net annualized loan charge-offs to average loans for the first quarter of 2013 were 0.34% compared to 0.82% for the same period in 2012.

The allowance for loan commitments from December 31, 2012 to March 31, 2013 was relatively unchanged.

The allowance for credit losses by loan category, presented in Note 4 “Loans and the Allowance for Credit Losses” to the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances, as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the reclassification of CRE loans from land and construction to improved property upon the completion of construction.

The internal risk rating is the primary factor for establishing the allowance for all commercial loans, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and are also typically considered classified under the Bank’s risk grading system. Classified and criticized loans decreased $68.9 million or 29.1% from March 31, 2012, from principal reductions, charge-offs, migration of certain loans back to a pass grade as a result of improved risk profiles, and orderly exits of certain loans. Classified and criticized loans decreased $4.6 million or 2.7% from December 31, 2012.

Table 12 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allocation of the allowance was relatively unchanged from December 31, 2012.

TABLE 12. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2013	Total	2012	Total
Allowance for loan losses:
Commercial real estate - land and construction	$3,945	7.6	$3,741	7.1
Commercial real estate - improved property	23,189	44.5	23,614	44.5
Commercial and industrial	9,389	18.0	9,326	17.6
Residential real estate	6,952	13.3	7,182	13.5
Home equity	2,475	4.7	2,458	4.6
Consumer	5,161	9.9	5,557	10.5
Deposit account overdrafts	553	1.1	821	1.6

Total allowance for loan losses	$51,664	99.1	$52,699	99.4

Allowance for loan commitments:
Commercial real estate - land and construction	$32	0.1	$27	0.1
Commercial real estate - improved property	25	0.0	25	0.0
Commercial and industrial	304	0.7	215	0.4
Residential real estate	9	0.0	6	0.0
Home equity	57	0.1	49	0.1
Consumer	19	0.0	19	0.0

Total allowance for loan commitments	446	0.9	341	0.6

Total allowance for credit losses	$52,110	100.0	$53,040	100.0

Although the allowance for credit losses is allocated as described in Table 12, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2013.

DEPOSITS

TABLE 13. DEPOSITS

	March 31,	December 31,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change
Deposits
Non-interest bearing demand	$888,109	$874,923	$13,186	1.5
Interest bearing demand	870,067	831,368	38,699	4.7
Money market	849,401	847,805	1,596	0.2
Savings deposits	766,265	740,568	25,697	3.5
Certificates of deposit	1,632,360	1,649,620	(17,260)	(1.0)

Total deposits	$5,006,202	$4,944,284	$61,918	1.3

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 118 branches. The FDIC insures all deposits up to $250,000 and insured all deposits held in non-interest bearing transaction accounts until December 31, 2012.

Total deposits increased by $61.9 million or 1.3% during the first three months of 2013. Demand deposits and savings deposits increased 3.0% and 3.5%, respectively, due to marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. In addition, initial deposits from Marcellus and Utica shale gas bonus and royalty payments totaled $60 million in the first quarter, contributing to the increase.

The 1.0% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $272.4 million in total outstanding balances at March 31, 2013 compared to $263.9 million in total outstanding balances at December 31, 2012. Certificates of deposit greater than $250,000 were approximately $192.4 million at March 31, 2013 compared to $189.9 million at December 31, 2012. Certificates of deposit of $100,000 or more were approximately $837.5 million at March 31, 2013 compared to $827.6 million at December 31, 2012. Certificates of deposit totaling approximately $891.1 million at March 31, 2013 with a cost of 1.57% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal or lower for all maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 14. BORROWINGS

	March 31,	December 31,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change
Federal Home Loan Bank Borrowings	$60,767	$111,187	$(50,420)	(45.3)
Other short-term borrowings	128,372	142,971	(14,599)	(10.2)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,109	113,832	(7,723)	(6.8)

Total	$295,248	$367,990	$(72,742)	(19.8)

Borrowings are currently a less significant source of funding for WesBanco compared to total deposits. During the first quarter of 2013, WesBanco reduced other short-term borrowings and paid down Federal Home Loan Bank borrowings scheduled to mature, utilizing funds provided by lower cost deposits or other available cash flows for their payoff. Additional maturities of $20.5 million are scheduled for the last quarter of the year which will result in a further lowering of the cost of wholesale borrowings as these borrowings are paid off with available funds or renewed at lower market rates. WesBanco also redeemed a $7.5 million former Fidelity trust preferred security with available cash in March at a redemption price of 100% of the principal plus accrued and unpaid interest.

Other short-term borrowings, which consist primarily of securities sold under agreements to repurchase, were $128.4 million at March 31, 2013 compared to $143.0 million at December 31, 2012. The decrease in these borrowings has occurred primarily as a result of a $14.6 million decrease in securities sold under agreements to repurchase. A revolving line of credit with another bank is available at the parent company. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million. There were no outstanding balances as of March 31, 2013 or December 31, 2012.

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

CAPITAL RESOURCES

Shareholders’ equity was $724.4 million at March 31, 2013 compared to $714.2 million at December 31, 2012. Total equity increased due to net income during the current three month period of $16.0 million. The increase was partially offset by a $0.4 million decrease in other comprehensive income and the declaration of common shareholder dividends totaling $5.6 million for the three months ended March 31, 2013. WesBanco also increased its quarterly dividend rate to $0.19 per share in February, representing a 5.6% increase over the prior quarter rate and a cumulative 36% increase over the last two years.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2013, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2013, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $31.4 million from the Bank. WesBanco will continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

				March 31, 2013			December 31, 2012
	Minimum		Well			Minimum			Minimum
(unaudited, dollars in thousands)	Value (1)		Capitalized (2)	Amount	Ratio	Amount (1)	Amount	Ratio	Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$514,912	8.92%	$230,834	$510,512	9.34%	$218,640
Tier 1 capital to risk-weighted assets	4.00%		6.00%	514,912	12.88%	159,928	510,512	12.82%	159,287
Total capital to risk-weighted assets	8.00%		10.00%	564,761	14.13%	319,856	560,331	14.07%	318,573

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$482,935	8.40%	$229,963	$475,527	8.80%	$216,132
Tier 1 capital to risk-weighted assets	4.00%		6.00%	482,935	12.16%	158,920	475,527	12.00%	158,504
Total capital to risk-weighted assets	8.00%		10.00%	532,629	13.41%	317,841	525,104	13.25%	317,007

(1)	Minimum to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

In June 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (“NPRs”) that, if adopted, would result in higher risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision capital rules, commonly referred to as Basel III, with a transition period that originally was to be effective beginning on January 1, 2013, and full implementation of the capital rules by January 1, 2019. However, the banking agencies have deferred the start date of these proposed rules, while changes are considered based on comments received from banks and other affected parties. When finalized, the proposed rules will increase both the quantity and quality of capital that banks and bank holding companies are required to hold.

LIQUIDITY RISK

Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations at a reasonable cost. Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its obligations. An institution’s obligations, and the funding sources to meet them, depend significantly on its business mix, balance sheet structure, and the cash flows of its on—and off-balance sheet obligations. Institutions confront various internal and external situations that can give rise to increased liquidity risk including funding mismatches, market constraints on funding sources, contingent liquidity events, changes in economic conditions, and exposure to credit, market, operation, legal and reputation risk. WesBanco actively manages liquidity risk through its ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by WesBanco’s Asset/Liability Committee (“ALCO”).

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. Cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet the liquidity requirements of WesBanco.

The following table lists the sources of liquidity at March 31, 2013 expected within the next year:

(unaudited, dollars in thousands)
Cash and cash equivalents	$178,263
Securities with a maturity date within the next year	16,457
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	236,167
Callable securities	82,954
Loans held for sale	14,299
Accruing loans scheduled to mature	541,457
Normal loan repayments	699,677

Total sources of liquidity expected within the next year	$1,769,274

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.0 billion at March 31, 2013. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $891.1 million at March 31, 2013, which includes jumbo regular certificates of deposit totaling $320.1 million with a weighted-average cost of 2.32%, and jumbo CDARS© deposits of $122.0 million with a cost of 0.70%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at March 31, 2013 approximated $1.4 billion, compared to $1.3 billion at December 31, 2012. At March 31, 2013, the Bank had unpledged available-for-sale securities with an amortized cost of $402.3 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2013, WesBanco had a BIC line of credit totaling $145.1 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million, none of which was outstanding at March 31, 2013, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $128.4 million at March 31, 2013 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2013. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called at any time by the purchaser, although due to current low interest rates, that is unlikely. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $17.9 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2013. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2013, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $31.4 million from the Bank.

At March 31, 2013, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.1 billion, which was unchanged from December 31, 2012. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies issued guidance in 2010 to provide sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco has completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of March 31, 2013 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance. Further changes to the required levels of liquidity for community banks may be specified in revised forthcoming Basel III regulations, although such liquidity requirements are primarily targeted to large national and regional banking institutions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, bond call dates, and adjustments to non-maturing deposit rates, which may not necessarily reflect the manner in which actual yields and costs respond to changes in market interest rates. Assumptions used are based primarily on historical experience and current market rates. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-maturing deposit rates will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes the composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results. In addition, the analysis may not consider all actions that management could employ in response to changes in interest rates and various earning asset and costing liability balances.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2013 and December 31, 2012 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2013	December 31, 2012	Guidelines
+300	1.6%	0.4%	- 25%
+200	2.6%	0.9%	- 12.5%
+100	2.2%	0.9%	- 5%
-100	(2.2%)	(4.1%)	- 5%

As per the table above, the earnings simulation model at March 31, 2013 currently projects that net interest income for the next twelve month period would decrease by 2.2% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 4.1% for the same scenario as of December 31, 2012.

For rising rate scenarios, net interest income would increase by 2.2%, 2.6%, and 1.6% if rates increased by 100, 200 and 300 basis points, respectively, as of March 31, 2013 compared to increases of 0.9%, 0.9% and 0.4% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2012.

The balance sheet for the next year is more asset sensitive as of March 31, 2013 compared to December 31, 2012 due primarily to continued changes in the deposit mix and the overall level and term of short-term borrowings, as well as certain changes in modeling assumptions. The restructuring of certain acquired earning assets and costing liabilities from Fidelity also had a slightly positive impact compared to Fidelity’s combined assets and liabilities at acquisition which were more liability sensitive. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short to intermediate term, the asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.0 billion at March 31, 2013, which represented approximately 44% of commercial loans, with an average floor of 4.61%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current floor level. However, not all such loans are currently priced at their floor. In the current flat to decreasing interest rate environment, WesBanco expects that the net interest margin may be somewhat negatively impacted through the remainder of 2013 and into 2014, as short term interest rates are not anticipated to increase until sometime in 2015 at the earliest, and loan runoff and investment security maturities are reinvested at lower rates. It is also anticipated that accretion from loans acquired from Fidelity, as well as CDs and short-term borrowings, will have a reduced impact on net interest income thru the rest of 2013 and for 2014. Partially offsetting those negative factors are maturities of higher-cost borrowings and certificates of deposit scheduled over the next year, which should assist somewhat in mitigating margin compression from loan yield decreases and investment security reinvestments. The Bank continues to experience pricing competition for new loans which may result in reduced loan yields that may be somewhat mitigated by future loan growth. CDs totaling $891.1 million mature within the next year at an average cost of 1.57%. Approximately $310.0 million of higher costing CDs will mature during the final four months of 2013 at an average cost of 2.50%.

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

Current balance sheet strategies to reduce the impact of decreasing margins in a low rate environment, where asset yields continue to fall as reinvestment of cash flows occur and liability costs may not be able to be reduced in the same proportion, include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years or variable to a published index;

•	investing non-essential available short-term liquidity;

•	marketing programs to increase consumer loan types and the mix of certain types of transaction accounts versus short-term certificates of deposit;

•	reinvestment of securities cash flows into a mix of short-to intermediate-term collateralized mortgage obligations and 10-15 year state and municipal securities;

•	paying down maturities of FHLB and other short-term borrowings with available cash, or borrowing at lower rates; and

•	extending a portion of CD maturities through the CDARS© program and continuing to decrease offered rates on CDs and other costing deposit types.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at March 31, 2013, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.7% over the next twelve months, compared to a 1.2% increase at December 31, 2012.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At March 31, 2013, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 8.5%, compared to an increase of 15.4% at December 31, 2012. In a 100 basis point falling rate environment, the model indicates a decrease of 0.1%, compared to an increase of 5.2% as of December 31, 2012. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet strategies in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits as well as certain other modeling assumptions have resulted in the change in equity market value. In a rising rate environment, non-interest bearing deposits and other low cost transaction accounts are worth more than in the current low interest rate environment. For liabilities, this equates to a below cost fair market value as rates rise, which results in increased equity fair value.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2013, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the first quarter of 2013, other than those for KSOP, dividend reinvestment plans and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2012				580,737

January 1, 2013 to January 31, 2013
Open market repurchases	—	—	—	580,737
Other transactions (1)	19,507	$22.92	N/A	N/A

February 1, 2013 to February 28, 2013
Open market repurchases	—	—	—	580,737
Other transactions (1)	1,859	$23.12	N/A	N/A

March 1, 2013 to March 31, 2013
Open market repurchases	—	—	—	580,737
Other repurchases (2)	620	$23.37	620	580,117
Other transactions (1)	3,121	24.16	N/A	N/A

First Quarter 2013
Open market repurchases	—	—	—	580,737
Other repurchases (2)	620	$23.37	620	580,117
Other transactions (1)	24,487	23.09	N/A	N/A

Total	25,107	$23.10	620	580,117

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 26, 2013	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2013	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)