Form 10-Q
period 2013-06-30
WESBANCO INC
filed 2013-07-25
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 22, 2013, there were 29,282,745 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	June 30, 2013	December 31, 2012

ASSETS
Cash and due from banks, including interest bearing amounts of $8,425 and $33,889, respectively	$78,070	$125,605
Securities:
Available-for-sale, at fair value	971,178	1,021,244
Held-to-maturity (fair values of $615,203 and $639,273, respectively)	608,761	602,509

Total securities	1,579,939	1,623,753

Loans held for sale	14,517	21,903

Portfolio loans, net of unearned income	3,801,382	3,687,762
Allowance for loan losses	(50,381)	(52,699)

Net portfolio loans	3,751,001	3,635,063

Premises and equipment, net	91,894	88,866
Accrued interest receivable	19,248	19,354
Goodwill and other intangible assets, net	322,478	324,465
Bank-owned life insurance	119,546	119,671
Other assets	107,318	120,037

Total Assets	$6,084,011	$6,078,717

LIABILITIES
Deposits:
Non-interest bearing demand	$901,559	$874,923
Interest bearing demand	840,263	831,368
Money market	845,294	847,805
Savings deposits	775,248	740,568
Certificates of deposit	1,576,391	1,649,620

Total deposits	4,938,755	4,944,284

Federal Home Loan Bank borrowings	60,344	111,187
Other short-term borrowings	200,538	142,971
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,118	113,832

Total borrowings	367,000	367,990

Accrued interest payable	3,516	3,856
Other liabilities	48,508	48,403

Total Liabilities	5,357,779	5,364,533

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 29,282,412 and 29,214,660 shares issued in 2013 and 2012; outstanding: 29,282,412 and 29,214,660 shares in 2013 and 2012, respectively	61,005	60,863
Capital surplus	242,640	241,672
Retained earnings	441,168	419,246
Treasury stock (0 shares in 2013 and 2012, respectively, at cost)	—	—
Accumulated other comprehensive income (loss)	(17,329)	(6,365)
Deferred benefits for directors	(1,252)	(1,232)

Total Shareholders’ Equity	726,232	714,184

Total Liabilities and Shareholders’ Equity	$6,084,011	$6,078,717

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$43,753	$40,957	$88,029	$82,922
Interest and dividends on securities:
Taxable	7,357	8,471	14,790	17,061
Tax-exempt	3,264	3,079	6,392	6,158

Total interest and dividends on securities	10,621	11,550	21,182	23,219

Other interest income	50	38	106	85

Total interest and dividend income	54,424	52,545	109,317	106,226

INTEREST EXPENSE
Interest bearing demand deposits	365	393	666	734
Money market deposits	338	493	677	1,299
Savings deposits	127	200	268	495
Certificates of deposit	5,881	6,621	12,029	13,600

Total interest expense on deposits	6,711	7,707	13,640	16,128

Federal Home Loan Bank borrowings	289	1,288	609	2,665
Other short-term borrowings	627	1,156	1,249	2,334
Junior subordinated debt owed to unconsolidated subsidiary trusts	808	854	1,701	1,728

Total interest expense	8,435	11,005	17,199	22,855

NET INTEREST INCOME	45,989	41,540	92,118	83,371
Provision for credit losses	1,021	5,903	3,123	12,105

Net interest income after provision for credit losses	44,968	35,637	88,995	71,266

NON-INTEREST INCOME
Trust fees	4,823	4,258	9,840	9,011
Service charges on deposits	4,462	4,218	8,659	8,211
Electronic banking fees	3,195	2,920	6,062	5,683
Net securities brokerage revenue	1,641	1,114	3,138	2,189
Bank-owned life insurance	880	874	2,829	1,754
Net gains on sales of mortgage loans	701	599	1,413	867
Net securities gains	686	1,294	702	1,394
Net gain / (loss) on other real estate owned and other assets	101	(282)	55	(250)
Other income	1,235	899	2,522	2,356

Total non-interest income	17,724	15,894	35,220	31,215

NON-INTEREST EXPENSE
Salaries and wages	15,772	13,955	31,599	28,270
Employee benefits	5,813	4,920	12,158	10,538
Net occupancy	2,830	2,703	6,022	5,479
Equipment	2,802	2,144	5,209	4,318
Marketing	1,624	1,716	2,429	2,487
FDIC insurance	919	965	1,890	2,011
Amortization of intangible assets	561	524	1,186	1,061
Restructuring and merger-related expense	51	—	1,229	—
Other operating expenses	9,127	9,157	18,524	17,585

Total non-interest expense	39,499	36,084	80,246	71,749

Income before provision for income taxes	23,193	15,447	43,969	30,732
Provision for income taxes	6,176	3,449	10,932	6,744

NET INCOME	$17,017	$11,998	$33,037	$23,988

EARNINGS PER COMMON SHARE
Basic	$0.58	$0.45	$1.13	$0.90
Diluted	$0.58	$0.45	$1.13	$0.90

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,245,201	26,647,050	29,228,355	26,637,537
Diluted	29,308,806	26,650,325	29,288,018	26,640,879

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.17	$0.38	$0.34

COMPREHENSIVE INCOME	$6,493	$11,481	$22,073	$24,047

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013 and 2012

						Accumulated
						Other	Deferred
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income				33,037				33,037
Other comprehensive income						(10,964)		(10,964)

Comprehensive income								22,073
Common dividends declared ($0.38 per share)				(11,115)				(11,115)
Treasury shares acquired	(11,851)				(296)			(296)
Stock options exercised	46,025	94	897		27			1,018
Restricted stock granted	38,250	57	(326)		269			—
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)					(104)
Stock compensation expense			472					472
Deferred benefits for directors- net			20				(20)	—

June 30, 2013	29,282,412	$61,005	$242,640	$441,168	$—	$(17,329)	$(1,252)	$726,232

December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income				23,988				23,988
Other comprehensive income						59		59

Comprehensive income								24,047
Common dividends declared ($0.34 per share)				(9,060)				(9,060)
Restricted stock granted	40,050	71	(198)		127			—
Treasury shares acquired	(4,766)		22		(92)			(70)
Stock compensation expense			405					405
Deferred benefits for directors- net			18				(18)	—

June 30, 2012	26,664,644	$55,558	$191,926	$403,746	$(61)	$(843)	$(1,214)	$649,112

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$66,015	$46,276

INVESTING ACTIVITIES:
Net increase in loans	(115,220)	(54,935)
Securities available-for-sale:
Proceeds from sales	9,265	42,810
Proceeds from maturities, prepayments and calls	147,472	276,664
Purchases of securities	(126,546)	(327,595)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	57,719	58,668
Purchases of securities	(65,576)	(40,239)
Purchases of premises and equipment - net	(3,989)	(1,497)
Sale of portfolio loans - net	—	2,852

Net cash used in investing activities	(96,875)	(43,272)

FINANCING ACTIVITIES:
Decrease in deposits	(6,176)	(90)
Repayment of Federal Home Loan Bank borrowings	(50,415)	(26,191)
Increase (decrease) in other short-term borrowings	1,813	(5,375)
Increase in federal funds	56,000	—
Repayment of junior subordinated debt	(7,732)	—
Dividends paid to common shareholders	(10,811)	(8,788)
Treasury shares purchased - net	(274)	(70)
Issuance of common stock	920	—

Net cash used in financing activities	(16,675)	(40,514)

Net decrease in cash and cash equivalents	(47,535)	(37,510)
Cash and cash equivalents at beginning of the period	125,605	140,325

Cash and cash equivalents at end of the period	$78,070	$102,815

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$17,549	$23,421
Income taxes paid	11,425	6,445
Transfers of loans to other real estate owned	1,084	2,424
Transfers of loans to held for sale	—	5,075

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS — In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In February 2013, the FASB issued an accounting pronouncement to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to include references to other disclosures. The pronouncement is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not to have a material impact on WesBanco’s consolidated financial statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2013	2012	2013	2012
Numerator for both basic and diluted earnings per common share:
Net income	$17,017	$11,998	$33,037	$23,988

Denominator:
Total average basic common shares outstanding	29,245,201	26,647,050	29,228,355	26,637,537
Effect of dilutive stock options	63,605	3,275	59,663	3,342

Total diluted average common shares outstanding	29,308,806	26,650,325	29,288,018	26,640,879

Earnings per common share - basic	$0.58	$0.45	$1.13	$0.90
Earnings per common share - diluted	$0.58	$0.45	$1.13	$0.90

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2013				December 31, 2012
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Other government agencies	$72,082	$10	$(1,259)	$70,833	$96,257	$411	$(56)	$96,612
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	717,329	4,857	(7,770)	714,416	721,824	10,690	(304)	732,210
Obligations of state and political subdivisions	126,618	5,838	(242)	132,214	139,511	9,133	(9)	148,635
Corporate debt securities	42,886	149	(427)	42,608	32,706	213	(234)	32,685

Total debt securities	$958,915	$10,854	$(9,698)	$960,071	$990,298	$20,447	$(603)	$1,010,142
Equity securities	9,933	1,174	—	11,107	10,207	916	(21)	11,102

Total available-for-sale securities	$968,848	$12,028	$(9,698)	$971,178	$1,000,505	$21,363	$(624)	$1,021,244

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$117,737	$2,926	$(783)	$119,880	$152,872	$6,421	$(80)	$159,213
Other residential collateralized mortgage obligations	—	—	—	—	353	8	—	361
Obligations of state and political subdivisions	488,313	15,799	(11,342)	492,770	449,284	31,244	(829)	479,699
Corporate debt securities	2,711	—	(158)	2,553	—	—	—	—

Total held-to-maturity securities	$608,761	$18,725	$(12,283)	$615,203	$602,509	$37,673	$(909)	$639,273

Total securities	$1,577,609	$30,753	$(21,981)	$1,586,381	$1,603,014	$59,036	$(1,533)	$1,660,517

At June 30, 2013, and December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2013. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2013
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Other government agencies	$—	$17,755	$39,310	$13,768	$—	$70,833
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	714,416	714,416
Obligations of states and political subdivisions	8,397	43,979	29,347	50,491	—	132,214
Corporate debt securities	6,141	16,137	12,651	7,679	—	42,608
Equity securities (2)	—	—	—	—	11,107	11,107

Total available-for-sale securities	$14,538	$77,871	$81,308	$71,938	$725,523	$971,178

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of obligations (1)	$—	$—	$—	$—	$119,880	$119,880
Obligations of states and political subdivisions	2,715	10,594	115,417	364,044	—	492,770
Corporate debt securities	—	—	2,553	—	—	2,553

Total held-to-maturity securities	$2,715	$10,594	$117,970	$364,044	$119,880	$615,203

Total securities	$17,253	$88,465	$199,278	$435,982	$845,403	$1,586,381

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $608.8 million.

Securities with aggregate par values of $680.2 million and $710.5 million at June 30, 2013 and December 31, 2012, respectively, were pledged as security for public and trust funds and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $9.3 million and $42.8 million for the six months ended June 30, 2013 and 2012, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2013 and December 31, 2012 were $1.4 million and $13.0 million, respectively. Gross security gains of $0.3 million and $1.1 million on available-for-sale securities were realized for the six months ended June 30, 2013 and 2012, respectively, while gross security losses of $0.2 million were realized for the six months ended June 30, 2013 primarily due to the write-down of two equity securities. Additionally, gross security gains of $0.6 million and $0.3 million on held-to-maturity securities were realized for the six months ended June 30, 2013 and 2012, respectively.

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$55,470	$(1,209)	12	$4,587	$(50)	1	$60,057	$(1,259)	13

Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	431,881	(8,469)	67	5,439	(84)	7	437,320	(8,553)	74
Obligations of states and political subdivisions	187,965	(11,176)	298	6,862	(408)	5	194,827	(11,584)	303
Corporate debt securities	17,981	(410)	6	7,825	(175)	3	25,806	(585)	9

Total temporarily impaired securities	$693,297	$(21,264)	383	$24,713	$(717)	16	$718,010	$(21,981)	399

	December 31, 2012
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Other government agencies	$18,894	$(56)	6	$—	$—	—	$18,894	$(56)	6

Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	38,913	(258)	20	9,966	(126)	10	48,879	(384)	30
Obligations of states and political subdivisions	72,521	(838)	107	—	—	—	72,521	(838)	107
Corporate debt securities	1,526	(57)	2	10,878	(177)	5	12,404	(234)	7
Equity securities	2,838	(21)	2	—	—	—	2,838	(21)	2

Total temporarily impaired securities	$134,692	$(1,230)	137	$20,844	$(303)	15	$155,536	$(1,533)	152

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh and FHLB of Cincinnati stock totaling $13.2 million and $21.3 million at June 30, 2013 and December 31, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost-method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the recorded investment in loans by category net of deferred loan fees and costs of $2.6 million and $2.5 million at June 30, 2013 and December 31, 2012, respectively:

(unaudited, in thousands)	June 30, 2013	December 31, 2012
Commercial real estate:
Land and construction	$195,498	$193,004
Improved property	1,685,585	1,665,341

Total commercial real estate	1,881,083	1,858,345

Commercial and industrial	542,071	478,025
Residential real estate	831,362	793,702
Home equity	280,368	277,226
Consumer	266,498	280,464

Total portfolio loans	3,801,382	3,687,762

Loans held for sale	14,517	21,903

Total loans	$3,815,899	$3,709,665

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2012:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	559	1,855	(208)	87	(32)	836	50	3,147
Provision for loan commitments	11	(2)	(77)	—	44	—	—	(24)

Total provision for credit losses	570	1,853	(285)	87	12	836	50	3,123

Charge-offs	(373)	(1,395)	(919)	(1,573)	(346)	(2,043)	(414)	(7,063)
Recoveries	10	420	273	113	43	607	132	1,598

Net charge-offs	(363)	(975)	(646)	(1,460)	(303)	(1,436)	(282)	(5,465)

Balance at June 30, 2013:
Allowance for loan losses	3,937	24,494	8,472	5,809	2,123	4,957	589	50,381
Allowance for loan commitments	38	23	138	6	93	19	—	317

Total ending allowance for credit losses	$3,975	$24,517	$8,610	$5,815	$2,216	$4,976	$589	$50,698

Balance at December 31, 2011:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,969	3,600	740	2,237	1,125	1,413	138	12,222
Provision for loan commitments	(25)	(11)	(99)	1	15	2	—	(117)

Total provision for credit losses	2,944	3,589	641	2,238	1,140	1,415	138	12,105

Charge-offs	(3,377)	(4,214)	(2,342)	(2,288)	(655)	(2,017)	(389)	(15,282)
Recoveries	41	587	256	193	9	613	161	1,860

Net charge-offs	(3,336)	(3,627)	(2,086)	(2,095)	(646)	(1,404)	(228)	(13,422)

Balance at June 30, 2012:
Allowance for loan losses	4,475	24,721	10,068	5,780	2,441	5,419	706	53,610
Allowance for loan commitments	49	10	224	5	48	15	—	351

Total ending allowance for credit losses	$4,524	$24,731	$10,292	$5,785	$2,489	$5,434	$706	$53,961

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Overdraft	Total
June 30, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$839	$2,604	$—	$—	$—	$—	$—	$3,443
Allowance for loans collectively evaluated for impairment	3,098	21,890	8,472	5,809	2,123	4,957	589	46,938
Allowance for loan commitments	38	23	138	6	93	19	—	317

Total allowance for credit losses	$3,975	$24,517	$8,610	$5,815	$2,216	$4,976	$589	$50,698

Portfolio loans:
Individually evaluated for impairment (1)	$2,025	$7,176	$—	$—	$—	$—	$—	$9,201
Collectively evaluated for impairment	193,473	1,678,409	542,071	831,362	280,368	266,498	—	3,792,181

Total portfolio loans	$195,498	$1,685,585	$542,071	$831,362	$280,368	$266,498	$—	$3,801,382

December 31, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$832	$911	$—	$—	$—	$—	$—	$1,743
Allowance for loans collectively evaluated for impairment	2,909	22,703	9,326	7,182	2,458	5,557	821	50,956
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

Portfolio loans:
Individually evaluated for impairment (1)	$2,545	$6,987	$—	$—	$—	$—	$—	$9,532
Collectively evaluated for impairment	190,459	1,658,354	478,025	793,702	277,226	280,464	—	3,678,230

Total portfolio loans	$193,004	$1,665,341	$478,025	$793,702	$277,226	$280,464	$—	$3,687,762

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Commercial real estate — land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings. Commercial real estate — improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’ debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’ specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following descriptions of risk grades apply to commercial real estate and commercial and industrial loans:

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2013
Excellent - minimal risk	$—	$704	$69,639	$70,343
Good - desirable risk	27,766	710,947	178,990	917,703
Fair - acceptable risk	151,735	851,520	272,775	1,276,030
Criticized - marginal	7,994	58,704	11,759	78,457
Classified - substandard	8,003	63,710	8,908	80,621
Classified - doubtful	—	—	—	—

Total	$195,498	$1,685,585	$542,071	$2,423,154

As of December 31, 2012
Excellent - minimal risk	$—	$789	$64,255	$65,044
Good - desirable risk	38,292	701,447	152,853	892,592
Fair - acceptable risk	136,643	826,790	242,564	1,205,997
Criticized - marginal	10,573	66,906	9,298	86,777
Classified - substandard	7,496	69,409	9,055	85,960
Classified - doubtful	—	—	—	—

Total	$193,004	$1,665,341	$478,025	$2,336,370

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $13.0 million at June 30, 2013 and $17.9 million at December 31, 2012, of which $3.2 and $4.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2013
Commercial real estate:
Land and construction	$193,117	$303	$—	$2,078	$2,381	$195,498	$248
Improved property	1,663,810	2,459	2,667	16,649	21,775	1,685,585	—

Total commercial real estate	1,856,927	2,762	2,667	18,727	24,156	1,881,083	248
Commercial and industrial	537,925	2,454	16	1,676	4,146	542,071	114
Residential real estate	815,913	5,956	1,581	7,912	15,449	831,362	2,135
Home equity	277,126	1,603	172	1,467	3,242	280,368	765
Consumer	261,872	3,398	699	529	4,626	266,498	332

Total portfolio loans	3,749,763	16,173	5,135	30,311	51,619	3,801,382	3,594
Loans held for sale	14,517	—	—	—	—	14,517	—

Total loans	$3,764,280	$16,173	$5,135	$30,311	$51,619	$3,815,899	$3,594

Non-performing loans included above are as follows:
Non-accrual loans	$12,346	$1,905	$2,420	$26,398	$30,723	$43,069
TDRs accruing interest (1)	17,759	1,052	139	319	1,510	19,269

As of December 31, 2012
Commercial real estate:
Land and construction	$189,072	$1,470	$—	$2,462	$3,932	$193,004	$—
Improved property	1,643,833	5,722	2,224	13,562	21,508	1,665,341	338

Total commercial real estate	1,832,905	7,192	2,224	16,024	25,440	1,858,345	338
Commercial and industrial	475,186	283	412	2,144	2,839	478,025	98
Residential real estate	774,006	4,231	4,833	10,632	19,696	793,702	3,199
Home equity	274,235	1,352	197	1,442	2,991	277,226	722
Consumer	273,329	4,655	1,123	1,357	7,135	280,464	937

Total portfolio loans	3,629,661	17,713	8,789	31,599	58,101	3,687,762	5,294
Loans held for sale	21,903	—	—	—	—	21,903	—

Total loans	$3,651,564	$17,713	$8,789	$31,599	$58,101	$3,709,665	$5,294

Non-performing loans included above are as follows:
Non-accrual loans	$11,724	$591	$1,747	$25,310	$27,648	$39,372
TDRs accruing interest (1)	21,665	794	827	995	2,616	24,281

(1)	Loans 90 days or more past due and accruing interest exclude Troubled Debt Restructurings (“TDRs”) 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2013			December 31, 2012
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$7,025	$5,150	$—	$9,278	$5,577	$—
Improved property	26,882	24,981	—	27,515	24,455	—
Commercial and industrial	4,465	3,716	—	4,546	4,019	—
Residential real estate	20,431	18,679	—	22,146	20,269	—
Home equity	2,320	2,028	—	2,437	2,207	—
Consumer	1,699	1,404	—	1,757	1,517	—

Total impaired loans without a specific allowance	62,822	55,958	—	67,679	58,044	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	1,536	1,536	839	1,627	1,627	832
Improved property	4,844	4,844	2,604	4,098	3,982	911

Total impaired loans with a specific allowance	6,380	6,380	3,443	5,725	5,609	1,743

Total impaired loans	$69,202	$62,338	$3,443	$73,404	$63,653	$1,743

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$5,704	$37	$9,249	$80	$5,661	$97	$11,076	$172
Improved Property	24,428	185	30,151	162	24,437	316	31,551	282
Commercial and industrial	3,974	28	6,860	41	3,989	61	7,599	59
Residential real estate	19,462	171	14,946	60	19,731	365	15,371	134
Home equity	2,034	15	988	—	2,092	30	1,102	2
Consumer	1,433	22	217	1	1,461	49	241	1

Total impaired loans without a specific allowance	57,035	458	62,411	344	57,371	918	66,940	650

With a specific allowance recorded:
Commercial real estate:
Land and construction	1,540	9	4,188	—	1,569	22	3,730	—
Improved Property	4,168	17	7,948	71	4,106	32	7,995	180

Total impaired loans with a specific allowance	5,708	26	12,136	71	5,675	54	11,725	180

Total impaired loans	$62,743	$484	$74,547	$415	$63,046	$972	$78,665	$830

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	June 30, 2013	December 31, 2012
Commercial real estate:
Land and construction	$5,716	$4,668
Improved property	24,409	18,239

Total commercial real estate	30,125	22,907

Commercial and industrial	3,148	3,387
Residential real estate	8,130	11,247
Home equity	1,024	1,184
Consumer	642	647

Total	$43,069	$39,372

(1)	Total non-accrual loans include certain loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2013			December 31, 2012
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total
Commercial real estate:
Land and construction	$969	$3,940	$4,909	$2,537	$2,935	$5,472
Improved property	5,417	7,510	12,927	10,198	6,452	16,650

Total commercial real estate	6,386	11,450	17,836	12,735	9,387	22,122

Commercial and industrial	568	551	1,119	632	728	1,360
Residential real estate	10,549	2,924	13,473	9,022	4,077	13,099
Home equity	1,004	340	1,344	1,022	519	1,541
Consumer	762	390	1,152	870	290	1,160

Total	$19,269	$15,655	$34,924	$24,281	$15,001	$39,282

As of June 30, 2013, there were three TDRs greater than $1.0 million, all of which were non-accrual, representing $4.7 million or 13.5% of total TDRs, comprised of one commercial real estate land and construction loan and two commercial real estate improved property loans with specific reserves of $1.1 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2013 and June 30, 2012, respectively:

	New TDRs (1)
	For the Three Months Ended
	June 30, 2013			June 30, 2012
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	2	$756	$756
Improved Property	3	120	120	2	364	363

Total commercial real estate	3	120	120	4	1,120	1,119

Commercial and industrial	—	—	—	2	39	38
Residential real estate	9	673	672	2	166	176
Home equity	1	13	13	—	—	—
Consumer	3	36	35	—	—	—

Total	16	$842	$840	8	$1,325	$1,333

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Six Months Ended
	June 30, 2013			June 30, 2012
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	1	$299	$295	2	$756	$756
Improved Property	8	1,011	836	8	1,268	1,266

Total commercial real estate	9	1,310	1,131	10	2,024	2,022

Commercial and industrial	6	161	161	2	40	38
Residential real estate	16	1,883	1,819	6	560	578
Home equity	1	14	13	—	—	—
Consumer	8	73	67	—	—	—

Total	40	$3,441	$3,191	18	$2,624	$2,638

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following tables summarize TDRs which defaulted (defined as past due 90 days or more) during the three and six months ended June 30, 2013 and 2012 that were restructured within the last twelve months prior to June 30, 2013 and 2012:

	Defaulted TDRs (1)
	For the Three Months Ended
	June 30, 2013		June 30, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	3	362

Total commercial real estate	—	—	3	362

Commercial and industrial	—	—	1	166
Residential real estate	5	312	—	—
Home equity	1	21	—	—
Consumer	—	—	—	—

Total	6	$333	4	$528

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2013 and 2012.

	Defaulted TDRs (1)
	For the Six Months Ended
	June 30, 2013		June 30, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	2	645	9	2,085

Total commercial real estate	2	645	9	2,085

Commercial and industrial	3	313	1	166
Residential real estate	19	1,634	—	—
Home equity	6	124	—	—
Consumer	1	32	—	—

Total	31	$2,748	10	$2,251

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2013 and 2012.

TDRs that defaulted during the six month period and that were restructured within the last twelve months represented 7.9% of the total TDR balance at June 30, 2013. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At June 30, 2013, only three loans in the table above were accruing interest.

WesBanco had unfunded commitments to debtors whose loans were classified as TDRs of $24 thousand and $49 thousand at June 30, 2013 and December 31, 2012, respectively.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	June 30, 2013	December 31, 2012
Other real estate owned	$4,813	$5,741
Repossessed assets	194	247

Total other real estate owned and repossessed assets	$5,007	$5,988

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At June 30, 2013 and December 31, 2012, WesBanco had FHLB borrowings of $60.3 million and $111.2 million, with a weighted-average interest rate of 2.72% and 3.04%, respectively. The decline in borrowings from December 31, 2012 was due to scheduled maturities. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $13.2 million at June 30, 2013 and $21.3 million at December 31, 2012 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at June 30, 2013 and December 31, 2012 was estimated to be approximately $1.4 billion and $1.3 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $60.3 million outstanding at June 30, 2013, $6.0 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at June 30, 2013 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2013	$20,340	0.55%
2014	16,059	3.40%
2015	893	4.69%
2016	91	4.35%
2017	15,681	3.77%
2018 and thereafter	7,280	4.74%

Total	$60,344	2.72%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2013	2012	2013	2012
Service cost - benefits earned during year	$698	$680	$1,655	$1,361
Interest cost on projected benefit obligation	982	966	2,078	1,931
Expected return on plan assets	(1,437)	(1,378)	(3,040)	(2,756)
Amortization of prior service cost	11	12	23	23
Amortization of net loss	897	568	1,720	1,137

Net periodic pension cost	$1,151	$848	$2,436	$1,696

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $3.7 million is due for 2013 which will be partially funded by the Plan’s $23.6 million available credit balance. A contribution of $2.5 million was made in July 2013 and an additional $2.5 million is expected to be funded in December.

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

The following table sets forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2013:

		June 30, 2013
		Fair Value Measurements Using:
(unaudited, in thousands)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities - available-for-sale
Other government agencies	$70,833	$—	$70,833	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	714,416	—	714,416	—
Obligations of state and political subdivisions	132,214	—	132,214	—
Corporate debt securities	42,608	—	42,608	—
Equity securities	11,107	9,050	2,057	—

Total securities - available-for-sale	$971,178	$9,050	$962,128	$—

Total recurring fair value measurements	$971,178	$9,050	$962,128	$—

Nonrecurring fair value measurements
Impaired loans	$2,937	$—	$—	$2,937
Other real estate owned and repossessed assets	5,007	—	—	5,007
Mortgage servicing rights	1,040	—	—	1,040
Loans held for sale	14,517	—	14,517	—

Total nonrecurring fair value measurements	$23,501	$—	$14,517	$8,984

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and level 2 for the six months ended June 30, 2013.

The following table sets forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2012:

		December 31, 2012
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities - available-for-sale
Other government agencies	$96,612	$—	$96,612	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	732,210	—	732,210	—
Obligations of state and political subdivisions	148,635	—	148,612	23
Corporate debt securities	32,685	—	32,685	—
Equity securities	11,102	9,059	2,043	—

Total securities - available-for-sale	$1,021,244	$9,059	$1,012,162	$23

Total recurring fair value measurements	$1,021,244	$9,059	$1,012,162	$23

Nonrecurring fair value measurements
Impaired loans	$3,866	$—	$—	$3,866
Other real estate owned and repossessed assets	5,988	—	—	5,988
Mortgage servicing rights	825	—	—	825
Loans held for sale	21,903	—	21,903	—

Total nonrecurring fair value measurements	$32,582	$—	$21,903	$10,679

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2013:
Impaired loans	$2,937	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (28.4%) / (8.9%)
			Liquidation expenses (2)	(5.7%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,007	Appraisal of collateral (1), (3)
Mortgage servicing rights	1,040	Discounted cash flow	Remaining term	2.8 yrs to 26.5 yrs / 15.5 yrs
			Discount rate	9% to 12% / 9.9%
December 31, 2012:
Impaired loans	$3,866	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (50.8%) / (13.7%)
			Liquidation expenses (2)	(3.9%) to (8.0%) / (6.8%)
Other real estate owned and repossessed assets	5,988	Appraisal of collateral (1), (3)
Mortgage servicing rights	825	Discounted cash flow	Remaining term	2.8 yrs to 27.0 yrs / 15.8 yrs
			Discount rate	9.0% to 12.0% / 9.8%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Financial Assets
Cash and due from banks	$78,070	$78,070	$78,070	$—	$—
Securities available-for-sale	971,178	971,178	9,050	962,128	—
Securities held-to-maturity	608,761	615,203	—	614,456	747
Net loans	3,751,001	3,710,157	—	—	3,710,157
Loans held for sale	14,517	14,517	—	14,517	—
Accrued interest receivable	19,248	19,248	19,248	—	—
Bank owned life insurance	119,546	119,546	119,546	—	—

Financial Liabilities
Deposits	4,938,755	4,959,564	3,362,364	1,597,200	—
Federal Home Loan Bank borrowings	60,344	64,418	—	64,418	—
Other borrowings	200,538	203,676	153,750	49,926	—
Junior subordinated debt	106,118	63,763	—	63,763	—
Accrued interest payable	3,516	3,516	3,516	—	—

December 31, 2012:
Financial Assets
Cash and due from banks	$125,605	$125,605	$125,605	$—	$—
Securities available-for-sale	1,021,244	1,021,244	9,059	1,012,162	23
Securities held-to-maturity	602,509	639,273	—	638,469	804
Net loans	3,635,063	3,600,068	—	—	3,600,068
Loans held for sale	21,903	21,903	—	21,903	—
Accrued interest receivable	19,354	19,354	19,354	—	—
Bank owned life insurance	119,671	119,671	119,671	—	—

Financial Liabilities
Deposits	4,944,284	4,963,356	3,294,664	1,668,692	—
Federal Home Loan Bank borrowings	111,187	114,461	—	114,461	—
Other borrowings	142,971	142,753	95,768	46,985	—
Junior subordinated debt	113,832	64,624	—	64,624	—
Accrued interest payable	3,856	3,856	3,856	—	—

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the six months ended June 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available- for-Sale to Held-to-Maturity	Total
Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income before reclassifications	—	(11,526)	—	(11,526)
Amounts reclassified from accumulated other comprehensive income	1,050	(82)	(406)	562

Period change	1,050	(11,608)	(406)	(10,964)

Balance at June 30, 2013	$(20,351)	$1,424	$1,598	$(17,329)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

Other comprehensive income before reclassifications	—	579	—	579
Amounts reclassified from accumulated other comprehensive income	674	(682)	(512)	(520)

Period change	674	(103)	(512)	59

Balance at June 30, 2012	$(14,481)	$11,189	$2,449	$(843)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income

(unaudited, in thousands)	2013	2012	2013	2012
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(113)	$(985)	$(129)	$(1,085)	Net securities gains
Related income tax expense	42	366	47	403	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(71)	(619)	(82)	(682)	Net of tax

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(362)	(403)	(650)	(829)	Interest and dividends on securities
Related income tax expense	133	149	244	317	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(229)	(254)	(406)	(512)	Net of tax

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	909	580	1,743	1,160	Employee benefits
Related income tax expense	(334)	(215)	(693)	(486)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	575	365	1,050	674	Net of tax

Total reclassifications for the period	$275	$(508)	$562	$(520)	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.3 million as of both June 30, 2013 and December 31, 2012 and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit is recorded at its estimated fair value of $0.1 million as of both June 30, 2013 and December 31, 2012 and is included in other liabilities on the Consolidated Balance Sheets.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	June 30, 2013	December 31, 2012
Lines of credit	$872,399	$769,525
Loans approved but not closed	237,321	218,531
Overdraft limits	88,273	93,654
Letters of credit	21,109	20,078
Contingent obligations to purchase loans funded by other entities	6,404	6,668

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position, results of operations or cash flows.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.4 billion and $3.1 billion at June 30, 2013 and 2012, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended June 30, 2013:
Interest income	$54,424	$—	$54,424
Interest expense	8,435	—	8,435

Net interest income	45,989	—	45,989
Provision for credit losses	1,021	—	1,021

Net interest income after provision for credit losses	44,968	—	44,968
Non-interest income	12,901	4,823	17,724
Non-interest expense	36,620	2,879	39,499

Income before provision for income taxes	21,249	1,944	23,193
Provision for income taxes	5,399	777	6,176

Net income	$15,850	$1,167	$17,017

For the Three Months ended June 30, 2012:
Interest income	$52,545	$—	$52,545
Interest expense	11,005	—	11,005

Net interest income	41,540	—	41,540
Provision for credit losses	5,903	—	5,903

Net interest income after provision for credit losses	35,637	—	35,637
Non-interest income	11,636	4,258	15,894
Non-interest expense	33,446	2,638	36,084

Income before provision for income taxes	13,827	1,620	15,447
Provision for income taxes	2,802	647	3,449

Net income	$11,025	$973	$11,998

For the Six Months ended June 30, 2013:
Interest income	$109,317	$—	$109,317
Interest expense	17,199	—	17,199

Net interest income	92,118	—	92,118
Provision for credit losses	3,123	—	3,123

Net interest income after provision for credit losses	88,995	—	88,995
Non-interest income	25,380	9,840	35,220
Non-interest expense	74,372	5,874	80,246

Income before provision for income taxes	40,003	3,966	43,969
Provision for income taxes	9,346	1,586	10,932

Net income	$30,657	$2,380	$33,037

For the Six Months ended June 30, 2012:
Interest income	$106,226	$—	$106,226
Interest expense	22,855	—	22,855

Net interest income	83,371	—	83,371
Provision for credit losses	12,105	—	12,105

Net interest income after provision for credit losses	71,266	—	71,266
Non-interest income	22,204	9,011	31,215
Non-interest expense	66,254	5,495	71,749

Income before provision for income taxes	27,216	3,516	30,732
Provision for income taxes	5,338	1,406	6,744

Net income	$21,878	$2,110	$23,988

Total non-fiduciary assets of the trust and investment services segment were $3.1 million and $2.9 million at June 30, 2013 and 2012, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and six months ended June 30, 2013. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2012 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2013, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and Fidelity may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and Fidelity may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and Fidelity may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 118 branches, one loan production office and 104 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On November 30, 2012, WesBanco completed its acquisition of Fidelity Bancorp, Inc., (“Fidelity”) headquartered in Pittsburgh, Pennsylvania. The acquisition was valued at $70.0 million and added 13 branches in the Pittsburgh area to the Bank’s branch network as part of the western Pennsylvania region. WesBanco issued 2,538,460 shares of its common stock and $15.4 million in cash in exchange for Fidelity common stock. The acquisition was accounted for as a tax-free exchange for tax purposes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2013 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Diluted earnings per share for the second quarter ending June 30, 2013 were up 28.9% to $0.58 as compared to $0.45 for the same period last year, while net income for the second quarter was $17.0 million compared to $12.0 million for the second quarter last year, representing an increase of 41.8%. For the six month period ended June 30, 2013, diluted earnings per share totaled $1.13 as compared to $0.90 for the first half of last year, representing an increase of 25.6%, while net income for the 2013 six month period totaled $33.0 million compared to $24.0 million for 2012, representing an increase of 37.7%. The increased net income improved the return on average assets to 1.10% from 0.87% in the first half of last year. First half results have been enhanced by the acquisition in late 2012 and integration in the first quarter of 2013 of the approximate $655 million, 13 branch Fidelity.

Net interest income increased $4.4 million or 10.7% in the second quarter of 2013 compared to the same quarter for 2012, due to an 8.8% increase in average earning assets, primarily through increased average loan balances, both organic and from the Fidelity acquisition. Year-to-date, net interest income increased $8.7 million or 10.5% from last year. In addition, the net interest margin increased to 3.56% in the second quarter of 2013, from 3.53% last year, through a decrease in rates paid on interest bearing liabilities in excess of the decrease in rates earned on assets. This improvement in funding costs resulted from a 40.4% reduction in higher rate average FHLB and other borrowings, primarily through maturities, a 12.6% increase in total average deposits, of which 88.5% were lower cost demand, money market or savings accounts, and the lowering of rates for certain deposit types. Accretion of the purchase accounting adjustments for loans, CDs and borrowings acquired with the Fidelity merger also improved the net interest margin by 11 basis points year-to-date.

Credit quality has continued to improve over the past year. Total non-performing loans at June 30, 2013 were $62.3 million or 1.64% of total loans, which represents an 8.5% decrease from $68.1 million or 2.08% at June 30, 2012. Criticized and classified loans decreased 28.8% over the last twelve months to $159.1 million at June 30, 2013 from $223.3 million last year. Criticized and classified loans were 4.18% of total loans at June 30, 2013 compared to 6.82% as of June 30, 2012.

Net charge-offs for the second quarter of 2013 were $2.4 million, or 0.26% of average portfolio loans, and $5.5 million or 0.30% for the first half of the year, representing the lowest charge-off level in several years. As a comparison, net charge-offs were $6.8 million or 0.84% for the second quarter of 2012, and $13.4 million or 0.83% for the first half of last year. As a result of the improvement in all measures of credit quality, the provision for credit losses was $1.0 million for the second quarter of 2013, compared to $5.9 million for the same quarter in 2012, and $3.1 million year-to-date compared to $12.1 million last year. The allowance for loan losses represented 1.33% of total portfolio loans at the end of the second quarter. If the acquired Fidelity loans (which were recorded at fair value at the date of acquisition) were excluded from the ratio, the allowance would approximate 1.41% of the adjusted loan total.

Non-interest income for the quarter ended June 30, 2013 increased $1.8 million or 11.5% compared to 2012, and year-to-date it was up $4.0 million or 12.8%. Service charges on deposits and electronic banking fees were up 5.8% and 9.4%, respectively, compared to the same quarter last year. Trust fees increased 13.3% for the quarter and 9.2% year-to-date, as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 9.8% year-over-year. Net securities brokerage revenues increased 47.3% and 43.4%, respectively, for the quarter and year-to-date periods. Net gains on sales of mortgage loans increased 63.0% year-to-date, and the six month period includes a $1.1 million bank-owned life insurance death benefit as part of a 61.3% increase in total BOLI income. Securities gains were lower for both the quarter and year-to-date periods due to reduced portfolio restructuring as compared to prior periods.

Non-interest expense increased $3.4 million or 9.5% for the second quarter compared to the second quarter of 2012, and $8.5 million or 11.8% for the first six months of 2013, partially due to Fidelity merger-related expenses of $1.2 million year-to-date and other normal expenses related to operating 13 additional branches. Expenses were the same as the first quarter of 2013, net of restructuring charges. Most of the back-office and other administrative savings targeted to be obtained from the merger have been accomplished by quarter-end. Salaries and wages increased 13.0% and 11.8% respectively for the quarter and year-to-date periods, due to routine annual adjustments to compensation, increased commissions on higher loan originations and brokerage revenue and an increase in full-time equivalent employees (“FTEs”) of 74, primarily from the Fidelity acquisition and temporary summer help. Pre-merger, Fidelity had approximately 150 FTEs. Employee benefits expense increased primarily from increased pension and employee health insurance costs. As compared to the first quarter of 2013, most major expense categories were lower, particularly employee benefits and other real estate-owned expense. The one exception was marketing expense as our bank-wide spring campaign commenced; however, for the first half of 2013 marketing expenses were consistent with the prior year.

The provision for income taxes increased $4.2 million in the first half of 2013 compared to the prior period due to the significant increase in pre-tax income. A higher effective tax rate of 24.9% for the first half of 2013 compared to 22.0% for the same period in the prior year was also primarily due to higher pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2013	2012	2013	2012
Net interest income	$45,989	$41,540	$92,118	$83,371
Taxable equivalent adjustments to net interest income	1,758	1,657	3,442	3,316

Net interest income, fully taxable equivalent	$47,747	$43,197	$95,560	$86,687

Net interest spread, non-taxable equivalent	3.30%	3.22%	3.32%	3.23%
Benefit of net non-interest bearing liabilities	0.13%	0.17%	0.14%	0.18%

Net interest margin	3.43%	3.39%	3.46%	3.41%
Taxable equivalent adjustment	0.13%	0.14%	0.14%	0.14%

Net interest margin, fully taxable equivalent	3.56%	3.53%	3.60%	3.55%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $4.4 million or 10.7% in the second quarter and $8.7 million or 10.5% in the first half of 2013 compared to the same periods in 2012 due to increased average earning assets, primarily through increased average loan balances. Average earning assets increased $453.8 million or 9.2% in the second quarter of 2013 and $433.2 million or 8.8% in the year-to-date period due to growth in average portfolio loan balances of $499.4 million or 15.4% in the second quarter and $456.4 million or 14.1% in the year-to-date period. Approximately two-thirds of the loan growth was from the western Pennsylvania region, which includes the loans acquired, and those subsequently originated, relating to the acquired Fidelity market area. The increase in average earning assets was funded primarily by increases in deposits. Total average deposits in the second quarter increased by $550.7 million or 12.4% from the 2012 second quarter with approximately 80% of the increase provided by the western Pennsylvania region. Deposit increases occurred primarily in demand deposit accounts, with increases other than through the acquisition resulting from marketing campaigns, customer incentives, wealth management and business initiatives, as well as initial deposits from Marcellus and Utica shale gas bonus and royalty payments which totaled $111 million in the second quarter and $171 million in the first six months. In addition, the net interest margin increased 3 basis points in the second quarter to 3.56% and 5 basis points in the first six months compared to the same periods of 2012. Cost of funds continued to decline due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of FHLB and other borrowings. Accretion of purchase accounting adjustments for loans, CDs and borrowings related to the Fidelity acquisition totaling $1.1 million in the second quarter of 2013 and $2.9 million year-to-date, also benefited the margin. The average rate on interest bearing liabilities declined by 32 basis points while the rate on earning assets decreased by 23 basis points in the first six months of 2013. Another benefit to the margin was the re-allocation of maturing investments into loans.

Interest income increased $1.9 million or 3.6% in the second quarter and $3.1 million or 2.9% in the first six months of 2013 compared to the same periods in 2012 due to the higher average earning assets, partially offset by the lower yields. Rates decreased on all earning asset categories from reduced rates on new and repriced assets due to lending competition and the lower interest rate environment. Repricing of loans and the necessity of offering lower rates on quality credits caused a decline in loan yields of 34 basis points for 2013 year-to-date. However, the increase in average loans mitigated the effect of the low interest rate environment, as loans provide the highest rate for investment in new earning assets. In the second quarter of 2013, average loans represented 69.4% of average earning assets, compared to 66.2% in the same quarter of 2012. Securities yields decreased due to the reinvestment of funds from investment maturities, calls and sales, and additional investment purchases at current lower available interest rates, along with the acquired Fidelity investment portfolio. Taxable securities yields decreased 13 basis points in the second quarter of 2013 compared to the second quarter of 2012, while tax-exempt securities yields declined 70 basis points, due to purchases of municipals at lower rates. Because of their relative yield advantage, the average balance of tax-exempt securities increased 20.2% over the second quarter of last year. Average taxable securities decreased due to significant calls of government agencies and prepayments in mortgage-backed and collateralized mortgage securities, somewhat offset by continued purchases of lower-premium collateralized mortgage securities. Purchases of collateralized mortgage securities minimizes the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgable securities. At June 30, 2013, held-to-maturity securities represented approximately 39% of total securities with a weighted average life of 6.6 years.

Portfolio loans increased $525.6 million or 16.0% in the twelve months ended June 30, 2013, with $338.0 million from the western Pennsylvania region and the remaining $187.6 million from other WesBanco regions, as originations continued to outpace paydowns. Separate from the western Pennsylvania region, WesBanco grew outstanding loans 6.1% from June 30, 2012 as a result of a 54.0% growth in overall loan originations from the prior year. Loan growth was achieved in commercial, commercial real estate, residential real estate and home equity lending.

In the second quarter of 2013, interest expense decreased $2.6 million or 23.4% and, in the first six months of 2013, decreased $5.7 million or 24.7% compared to the same 2012 periods due to decreases in rates paid and a continued shift in the liability mix towards less expensive sources of funding, while total average interest bearing balances increased 6.4% in the second quarter and 6.2% in the first six months. The average rate paid on interest bearing liabilities decreased to 0.77% in the 2013 second quarter from 1.07% in the same quarter of 2012, a 30 basis point decrease. For the first half of 2013, the average rate paid decreased to 0.79% from 1.11% in 2012, a 32 basis point decrease. Rates paid on deposits declined by 18 basis points in the second quarter due to declines in all deposit categories, as a result of management reducing offered interest rates for most products and mark-to-market accretion of the certificates of deposit acquired from Fidelity. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 32.2% of total average deposits from 34.6% in the second quarter of last year. Average interest bearing deposits increased by $397.5 million from the second quarter of 2012 with approximately 90% due to the acquisition, and non-interest bearing demand deposits increased by $153.2 million with approximately 40% related to the acquisition. Average deposits increased most significantly in demand and savings product categories, even as offered rates on interest bearing accounts were reduced. Total average demand deposits, including interest bearing and non-interest bearing, increased $267.9 million or 18.1% in the 2013 second quarter compared to the second quarter of 2012 with approximately 80% due to the acquisition. Average certificates of deposit increased by only 4.6%, primarily due to the acquisition, as WesBanco continued to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificates of deposit customers. Deposit increases were used to pay down higher-cost maturing FHLB borrowings and certain other borrowings, significantly contributing to the reduced cost of funds. Average total FHLB and other borrowings decreased $133.7 million or 39.7%, due to maturities and paydowns, and were 4.6% of average interest bearing liabilities in the second quarter of 2013 compared to 8.2% in the same 2012 quarter.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks - interest bearing	$22,520	0.41%	$17,382	0.39%	$44,450	0.22%	$30,885	0.25%
Loans, net of unearned income (1)	3,747,533	4.68%	3,248,090	5.07%	3,706,310	4.79%	3,249,863	5.13%
Securities: (2)
Taxable	1,201,552	2.45%	1,311,223	2.58%	1,200,634	2.46%	1,290,239	2.64%
Tax-exempt (3)	381,416	5.27%	317,197	5.97%	370,033	5.32%	313,907	6.04%

Total securities	1,582,968	3.13%	1,628,420	3.24%	1,570,667	3.14%	1,604,146	3.31%
Other earning assets	15,197	0.71%	20,538	0.41%	17,855	0.66%	21,229	0.44%

Total earning assets (3)	5,368,218	4.20%	4,914,430	4.43%	5,339,282	4.25%	4,906,123	4.48%

Other assets	704,179		643,895		729,240		647,620

Total Assets	$6,072,397		$5,558,325		$6,068,522		$5,553,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$861,676	0.17%	$746,891	0.21%	$854,127	0.16%	$727,136	0.20%
Money market accounts	848,635	0.16%	771,905	0.26%	847,201	0.16%	778,561	0.34%
Savings deposits	775,605	0.07%	639,539	0.13%	763,087	0.07%	626,043	0.16%
Certificates of deposit	1,602,726	1.47%	1,532,781	1.74%	1,623,775	1.49%	1,560,067	1.75%

Total interest bearing deposits	4,088,642	0.66%	3,691,116	0.84%	4,088,190	0.67%	3,691,807	0.88%
Federal Home Loan Bank borrowings	60,559	1.91%	144,924	3.57%	67,958	1.81%	154,497	3.47%
Other borrowings	142,724	1.76%	192,097	2.42%	141,195	1.78%	196,164	2.39%
Junior subordinated debt	106,114	3.05%	106,079	3.24%	109,228	3.14%	106,074	3.28%

Total interest bearing liabilities (1)	4,398,039	0.77%	4,134,216	1.07%	4,406,571	0.79%	4,148,542	1.11%
Non-interest bearing demand deposits	890,295		737,143		882,231		722,857
Other liabilities	52,128		38,952		52,620		38,747
Shareholders’ Equity	731,935		648,014		727,100		643,597

Total Liabilities and Shareholders’ Equity	$6,072,397		$5,558,325		$6,068,522		$5,553,743

Taxable equivalent net interest spread		3.43%		3.36%		3.46%		3.37%
Taxable equivalent net interest margin		3.56%		3.53%		3.60%		3.55%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $1.0 million for both the three months ended June 30, 2013 and 2012 and $2.0 million for both the six months ended June 30, 2013 and 2012, respectively. Additionally, loan accretion included in net interest income on acquired Fidelity loans was $0.6 million for the three months ended June 30, 2013 and $1.9 million for the six months ended June 30, 2013, while accretion on acquired Fidelity interest bearing liabilities was $0.5 million for the three months ended June 30, 2013 and $1.0 million for the six months ended June 30, 2013.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2013 Compared to June 30, 2012			Six Months Ended June 30, 2013 Compared to June 30, 2012
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$4	$2	$6	$13	$(3)	$10
Loans, net of unearned income	6,127	(3,331)	2,796	11,056	(5,949)	5,107
Taxable securities	(685)	(428)	(1,113)	(1,144)	(1,127)	(2,271)
Tax-exempt securities (1)	887	(603)	284	1,562	(1,203)	359
Other earning assets	(8)	14	6	(15)	3	(12)

Total interest income change (1)	6,325	(4,346)	1,979	11,472	(8,279)	3,193

Increase (decrease) in interest expense:
Interest bearing demand deposits	56	(84)	(28)	115	(183)	(68)
Money market accounts	46	(201)	(155)	114	(736)	(622)
Savings deposits	37	(110)	(73)	91	(318)	(227)
Certificates of deposit	307	(1,047)	(740)	528	(2,099)	(1,571)
Federal Home Loan Bank borrowings	(555)	(444)	(999)	(1,106)	(950)	(2,056)
Other borrowings	(256)	(273)	(529)	(569)	(516)	(1,085)
Junior subordinated debt	—	(46)	(46)	51	(78)	(27)

Total interest expense change	(365)	(2,205)	(2,570)	(776)	(4,880)	(5,656)

Net interest income increase (decrease) (1)	$6,690	$(2,141)	$4,549	$12,248	$(3,399)	$8,849

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses for the six months ended June 30, 2013 decreased $9.0 million or 74.2% to $3.1 million compared to $12.1 million for the six months ended June 30, 2012. This decrease is the result of a 59.3% decrease in net charge-offs, an 8.5% decrease in non-performing loans, a 28.8% reduction in classified and criticized loans, relatively low delinquency, and improved economic conditions. The provision for credit losses was lower than net charge-offs by $2.3 million in the first half of 2013 and $1.3 million in the comparable 2012 period due to recognition of probable losses that were provided for in prior periods. As a result of the improvement in all measures of credit quality, the provision for credit losses was $1.0 million for the second quarter of 2013, compared to $5.9 million for the same quarter in 2012. The allowance for loan losses represented 1.33% of total portfolio loans as of June 30, 2013, compared to 1.43% at December 31, 2012 and 1.64% at June 30, 2012. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Trust fees	$4,823	$4,258	$565	13.3%	$9,840	$9,011	$829	9.2%
Service charges on deposits	4,462	4,218	244	5.8%	8,659	8,211	448	5.5%
Electronic banking fees	3,195	2,920	275	9.4%	6,062	5,683	379	6.7%
Net securities brokerage revenue	1,641	1,114	527	47.3%	3,138	2,189	949	43.4%
Bank-owned life insurance	880	874	6	0.7%	2,829	1,754	1,075	61.3%
Net gains on sales of mortgage loans	701	599	102	17.0%	1,413	867	546	63.0%
Net securities gains	686	1,294	(608)	(47.0%)	702	1,394	(692)	(49.6%)
Net losses on other real estate owned and other assets	101	(282)	383	135.8%	55	(250)	305	122.0%

Other income:
Net insurance services revenue	682	593	89	15.0%	1,440	1,281	159	12.4%
Other	553	306	247	80.7%	1,082	1,075	7	0.7%

Total non-interest income	$17,724	$15,894	$1,830	11.5%	$35,220	$31,215	$4,005	12.8%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $1.8 million or 11.5% in the second quarter and $4.0 million or 12.8% in the first half of 2013 compared to the same periods in 2012 as nearly all categories of non-interest income increased. Trust fees increased 13.3% in the second quarter and 9.2% in the first half of 2013 as assets under management and custodial assets continued to increase over last year, from overall market improvements and customer development initiatives of the trust and investment groups. Net securities brokerage revenues increased 47.3% and 43.4%, respectively, for the quarter and year-to-date periods. Net gains on sales of mortgage loans increased $0.5 million or 63.0% in the first half of 2013 due to increased volume. In addition, the first quarter of 2013 included a $1.1 million bank-owned life insurance death benefit.

Trust fees increased $0.6 million or 13.3% compared to the second quarter of 2012, and $0.8 million or 9.2% compared to the first six months of 2012, due to new business and higher average trust assets from overall market improvements and the implementation of an organization-wide trust and investment development program and a private banking program for high net worth customers which began in 2012. Higher tax preparation fees for the year-to-date period also contributed to the increase. Trust assets at June 30, 2013 increased to $3.4 billion from $3.1 billion at June 30, 2012. Quarter end trust assets include managed assets of $2.7 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $837.1 million as of June 30, 2013 and $796.0 million at December 31, 2012 and are included in trust managed assets.

Service charges on deposits, which are primarily customer overdraft fees, increased 5.5% in the first half of the year compared to the same period in 2012 due to a higher number of demand deposit accounts which grew in the last twelve months, primarily from Fidelity, and the Bank’s own marketing initiatives, which included a second quarter campaign targeting non-interest bearing checking accounts and debit card usage.

Electronic banking fees, which include debit card interchange fees, improved by $0.4 million or 6.7% compared to the prior year, due to a higher volume of debit card transactions, which have continued to grow as customers move more towards electronic transactions.

Net securities brokerage revenue increased $0.5 million or 47.3% compared to the second quarter of 2012 and 43.4% compared to the first half of 2012 primarily due to increased production resulting from the implementation of an organization-wide cross-selling program, additional market coverage in the Pittsburgh area and overall improved production in other markets, as well as a new licensed banker program in several of our larger retail offices.

Gains on the sale of mortgage loans increased $0.5 million or 63.0% compared to the first half of 2012 primarily from increased volume. Overall mortgage production increased 36.3% from the first half of 2012, while mortgages sold into the secondary market during the six months ended June 30, 2013 increased 69.2% compared to the first half of 2012.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and wages	$15,772	$13,955	$1,817	13.0%	$31,599	$28,270	$3,329	11.8%
Employee benefits	5,813	4,920	893	18.2%	12,158	10,538	1,620	15.4%
Net occupancy	2,830	2,703	127	4.7%	6,022	5,479	543	9.9%
Equipment	2,802	2,144	658	30.7%	5,209	4,318	891	20.6%
Marketing	1,624	1,716	(92)	(5.4%)	2,429	2,487	(58)	(2.3%)
FDIC insurance	919	965	(46)	(4.8%)	1,890	2,011	(121)	(6.0%)
Amortization of intangible assets	561	524	37	7.1%	1,186	1,061	125	11.8%
Restructuring and merger-related expenses	51	—	51	100.0%	1,229	—	1,229	100.0%

Other operating expenses:
Miscellaneous, franchise, and other taxes	1,530	1,395	135	9.7%	3,015	2,847	168	5.9%
Postage	854	757	97	12.8%	1,673	1,485	188	12.7%
Consulting, regulatory, accounting and advisory fees	980	1,009	(29)	(2.9%)	2,048	2,046	2	0.1%
Other real estate owned and foreclosure expenses	232	818	(586)	(71.6%)	958	1,211	(253)	(20.9%)
Legal fees	708	629	79	12.6%	1,361	1,316	45	3.4%
Communications	719	623	96	15.4%	1,382	1,281	101	7.9%
ATM and interchange expenses	1,100	925	175	18.9%	2,118	1,759	359	20.4%
Supplies	680	645	35	5.4%	1,354	1,270	84	6.6%
Other	2,324	2,356	(32)	(1.4%)	4,615	4,370	245	5.6%

Total other operating expenses	9,127	9,157	(30)	(0.3%)	18,524	17,585	939	5.3%

Total non-interest expense	$39,499	$36,084	$3,415	9.5%	$80,246	$71,749	$8,497	11.8%

Non-interest expense increased $3.4 million or 9.5% in the second quarter and $8.5 million or 11.8% year-to-date compared to the same periods in 2012, partially due to Fidelity merger-related expenses of $1.2 million year-to-date and other normal expenses related to operating 13 additional branches. Expenses were relatively unchanged compared to the first quarter of 2013, net of restructuring charges.

Salaries and wages increased $1.8 million in the second quarter of 2013 and $3.3 million year-to-date over the comparable periods in 2012 due to routine annual adjustments to compensation, increased commissions on higher loan originations and brokerage revenue and an increase in FTEs of 74, primarily to operate the Fidelity branches and temporary summer employees. Pre-merger Fidelity had approximately 150 FTEs. Employee benefits expense increased $0.9 million for the quarter and $1.6 million year-to-date primarily due to higher health insurance expenses and higher pension expense from changes in certain assumptions. Supplemental employee retirement benefits were down $0.3 million related to the bank-owned life insurance claim.

Net occupancy and equipment increased for both the quarter and year-to-date periods due to increased depreciation and other maintenance costs resulting from the Fidelity acquisition which added approximately $9.1 million in depreciable assets at fair value, and from the introduction of new teller cash recycling machines into our branches which have improved customer service and reduced employee-related expenses.

Marketing expenses for the six month period remained relatively flat as increased advertising in the western Pennsylvania market was offset by fewer marketing expenses in other markets over the comparable 2012 periods. Marketing expenses in the second quarter of 2013 increased $0.8 million over the first quarter due to our bank-wide spring campaign.

Amortization of intangible assets increased due to the Fidelity acquisition, which added approximately $4.7 million in core deposit intangibles.

Restructuring and merger-related expenses of $1.2 million in 2013 include $0.3 million related to systems conversion, $0.4 million in employee severance, $0.2 million in accounting and valuation expenses and $0.3 million of various other merger-related expenses.

Other real estate owned and foreclosure expenses decreased in the second quarter and year-to-date from 2012 due to a reduction in foreclosure and liquidation activity in the current year.

ATM and interchange expenses, which include debit card processing fees, increased $0.4 million or 20.4% in the first half of 2013 compared the same period in 2012, due to a higher volume of debit card transactions during the period.

INCOME TAXES

The provision for federal and state income taxes increased $4.2 million to $10.9 million for the six months ended June 30, 2013 compared to $6.7 million in the comparable 2012 period. The increase in income tax expense was due to a $13.2 million increase in pre-tax income, which caused a higher effective tax rate of 24.9% compared to 22.0% for 2012.

FINANCIAL CONDITION

Total assets increased 0.1% while shareholders’ equity increased 1.7% compared to December 31, 2012. Net loans increased 3.2% compared to December 31, 2012 as loan originations and resulting outstandings outpaced pay-downs. Deposits decreased 0.1% from December 31, 2012 primarily due to a 4.4% decrease in CDs and a 0.3% decrease in money market deposits, which were mostly offset by a 4.7% increase in savings deposits and a 2.1% increase in demand deposits. The increases in demand and savings deposits are primarily a result of marketing campaigns, customer incentives, additional wealth management deposits, and treasury management and other business banking initiatives for commercial customers. Deposits also benefited from customers receiving bonus and royalty payments from natural gas companies operating in the Marcellus and Utica shale formations in southwestern Pennsylvania, eastern Ohio and northern West Virginia. The reduction in CDs was due to anticipated reductions through lower offered rates for new and rollover CDs, and customers’ desire to shorten interest rate maturities. FHLB borrowings decreased 45.7% from December 31, 2012 as higher cost maturing FHLB borrowings were paid down using available funding provided by the increase in lower cost deposits. Total shareholders’ equity increased by approximately $12.0 million or 1.7% compared to December 31, 2012, due to net income exceeding dividends for the period by $21.9 million, which was partially offset by $12.0 million of unrealized losses in the available-for-sale securities portfolio recognized in accumulated other comprehensive income due to the rising rate environment.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	June 30, 2013	December 31, 2012	$ Change	% Change
Available-for-sale (at fair value)
Other government agencies	$70,833	$96,612	$(25,779)	(26.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	714,416	732,210	(17,794)	(2.4)
Obligations of states and political subdivisions	132,214	148,635	(16,421)	(11.0)
Corporate debt securities	42,608	32,685	9,923	30.4

Total debt securities	960,071	1,010,142	(50,071)	(5.0)
Equity securities	11,107	11,102	5	0.0

Total available-for-sale securities	$971,178	$1,021,244	$(50,066)	(4.9)

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$117,737	$152,872	$(35,135)	(23.0)
Other residential collateralized mortgage obligations	—	353	(353)	(100.0)
Obligations of states and political subdivisions	488,313	449,284	39,029	8.7
Corporate debt securities	2,711	—	2,711	100.0

Total held-to-maturity securities	608,761	602,509	6,252	1.0

Total securities	$1,579,939	$1,623,753	$(43,814)	(2.7)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.34%	2.36%
As a % of total securities	61.5%	62.9%
Weighted average life (in years)	3.9	3.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.56%	4.52%
As a % of total securities	38.5%	37.1%
Weighted average life (in years)	6.6	5.2

Total securities:
Weighted average yield at the respective period end (2)	3.20%	3.16%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	5.5	3.9

(1)	At June 30, 2013 and December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $43.8 million or 2.7% from December 31, 2012 to June 30, 2013. Through the first half of 2013, the available-for-sale portfolio decreased by $50.1 million or 4.9% while the held-to-maturity portfolio increased by $6.3 million or 1.0%. This is particularly due to all recent purchases of municipal bonds being placed into the held-to-maturity category due to the risks associated with the current interest rate environment and security maturity length. For the six months ended June 30, 2013, security sales totaled $9.3 million and maturities, paydowns, and calls totaled $205.2 million. These were partially offset by purchases of $192.1 million in the first six months of 2013.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2013 and December 31, 2012 were $1.4 million and $13.0 million, respectively. Unrealized gains on available-for-sale securities decreased due to a significant increase in market rates from December 31, 2012. With approximately 39% of the total investment portfolio in the held-to-maturity category, the volatility in interest rates, that has occurred recently, does not have as much impact on other comprehensive income as if the entire portfolio was included in the category available-for-sale.

TABLE 7. COMPOSITION OF MUNICIPAL SECURITIES

The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

	June 30, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value):
AAA rating	$45,205	7.2	$55,225	8.8
AA rating	434,802	69.5	470,259	74.8
A rating	126,658	20.3	77,071	12.3
Below an A rating (1)	8,535	1.4	14,005	2.2
No rating	9,784	1.6	11,774	1.9

Total municipal bond portfolio	$624,984	100.0	$628,334	100.0

(1)	All securities noted as below an A rating are rated as investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

	June 30, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$449,092	71.9	$456,405	72.6
Revenue	175,892	28.1	171,929	27.4

Total municipal bond portfolio	$624,984	100.0	$628,334	100.0

Municipal bond issuer:
State Issued	$41,677	6.7	$43,268	6.9
Local Issued	583,307	93.3	585,066	93.1

Total municipal bond portfolio	$624,984	100.0	$628,334	100.0

The amortized cost of the municipal bond portfolio at June 30, 2013 and December 31, 2012 was $614.9 million and $588.8 million, respectively. The municipal bond portfolio is broadly spread across the U.S. with 62% of the portfolio’s fair value in the top five states of Pennsylvania, Ohio, Texas, Illinois, and Michigan, respectively.

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

The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, new regulatory restrictions and limitations, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal hardships as well as changes in interest rates or the value of collateral. Credit risk is also impacted by a concentration of exposure within a geographic market or to one or more borrowers, industries or collateral types. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio that varies by the type of loan. The Bank’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment, and other factors unique to each loan that may increase or mitigate its risk. Credit bureau scores are also considered when evaluating consumer purpose loans as well as guarantors of business purpose loans. However, the Bank does not periodically update credit bureau scores subsequent to when loans are made to determine changes in credit history.

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

TABLE 8. COMPOSITION OF LOANS (1)

	June 30, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$195,498	5.1	$193,004	5.2
Improved property	1,685,585	44.2	1,665,341	44.9

Total commercial real estate	1,881,083	49.3	1,858,345	50.1
Commercial and industrial	542,071	14.2	478,025	12.9
Residential real estate:
Land and construction	18,371	0.5	11,805	0.3
Other	812,991	21.3	781,897	21.0
Home equity	280,368	7.3	277,226	7.5
Consumer	266,498	7.0	280,464	7.6

Total portfolio loans	3,801,382	99.6	3,687,762	99.4
Loans held for sale	14,517	0.4	21,903	0.6

Total loans	$3,815,899	100.0	$3,709,665	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $106.2 million or 2.9% from December 31, 2012 to June 30, 2013, as new loan originations outpaced pay-downs and grew 54% from the first six months of 2012. CRE land and construction loans increased $2.5 million or 1.3% as new construction loans and advances on existing loans exceeded completed projects transferred to CRE improved property. CRE improved property loans increased $20.2 million or 1.2% primarily as a result of new loan originations exceeding unscheduled principal reductions and payoffs and loans reclassified from CRE land and construction upon completion of the projects. C&I loans increased $64.0 million or 13.4% from December 31, 2012 due to an increase in the usage of lines of credit and new loan originations. Residential real estate loans increased $37.7 million or 4.7% from December 31, 2012, primarily due to a 36.3% increase in new loan originations during the six months ended June 30, 2013 over the comparable period in 2012. WesBanco retained 63.4% of new mortgage originations in the first half of 2013 compared to 70.5% in the first half of 2012. Home equity lines of credit increased $3.1 million or 1.1% from December 31, 2012, while consumer loans decreased $14.0 million or 5.0% due to reduced loan demand and competitive factors. Loans held for sale decreased $7.4 million due to timing of scheduled closings and a greater portion of production held in the loan portfolio. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio through disciplined underwriting and pricing practices, as well as the current highly competitive lending market for high quality borrowers.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 9. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans:
Commercial real estate - land and construction	$5,716	$4,668
Commercial real estate - improved property	24,409	18,239
Commercial and industrial	3,148	3,387
Residential real estate	8,130	11,247
Home equity	1,024	1,184
Consumer	642	647

Total non-accrual loans	43,069	39,372

TDRs accruing interest:
Commercial real estate - land and construction	969	2,537
Commercial real estate - improved property	5,417	10,198
Commercial and industrial	568	632
Residential real estate	10,549	9,022
Home equity	1,004	1,022
Consumer	762	870

Total TDRs accruing interest (1)	19,269	24,281

Total non-performing loans	$62,338	$63,653

Other real estate owned and repossessed assets	5,007	5,988

Total non-performing assets	$67,345	$69,641

Non-performing loans/total loans	1.64%	1.73%
Non-performing assets/total assets	1.11%	1.15%
Non-performing assets/total loans, other real estate and repossessed assets	1.77%	1.89%

(1)	TDRs on nonaccrual of $15.7 million and $15.0 million at June 30, 2013 and December 31, 2012, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $1.3 million or 2.1% from December 31, 2012 to June 30, 2013. Non-accrual loans increased $3.7 million as loans migrating to non-accrual exceeded principal reductions, charge-offs and loans returning to accrual status. TDRs accruing interest decreased $5.0 million primarily due to the migration of certain commercial real estate TDRs to non-accrual. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $1.0 million from December 31, 2012 to June 30, 2013, as sales of foreclosed properties exceeded new foreclosures and repossessions.

The following table presents non-performing asset activity:

TABLE 10. NON-PERFORMING ASSET ACTIVITY

	For the Six Months Ended June 30, 2013
	Non-Accrual Loans			Accruing TDRs	Other Real Estate and Repossessed Assets	Total Non- Performing Assets
(unaudited, in thousands)	TDRs	Other	Total
Beginning balance	$15,001	$24,371	$39,372	$24,281	$5,988	$69,641
Activity during the period:
Additions to non-accrual or TDR	1,239	17,017	18,256	1,109	—	19,365
Foreclosed real estate	—	—	—	—	1,084	1,084
Repossessed other collateral	—	—	—	—	1,151	1,151
Charge-offs or charge-downs	(1,192)	(5,603)	(6,795)	(12)	(120)	(6,927)
Loans returned to accrual	(1,332)	(1,104)	(2,436)	1,332	—	(1,104)
Other real estate sold	—	—	—	—	(1,890)	(1,890)
Repossessed assets sold	—	—	—	—	(1,204)	(1,204)
Transfer between categories	3,891	—	3,891	(3,891)	—	—
Principal payments / other changes, net	(1,952)	(7,267)	(9,219)	(3,550)	(2)	(12,771)

Ending balance	$15,655	$27,414	$43,069	$19,269	$5,007	$67,345

TABLE 11. PAST DUE AND ACCRUING LOANS EXCLUDING TDRs

(unaudited, dollars in thousands)	June 30, 2013	December 31, 2012
Loans past due 90 days or more:
Commercial real estate - land and construction	$248	$—
Commercial real estate - improved property	—	338
Commercial and industrial	114	98
Residential real estate	2,135	3,199
Home equity	765	722
Consumer	332	937

Total portfolio loans	3,594	5,294
Loans held for sale	—	—

Total loans past due 90 days or more	$3,594	$5,294

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$—	$750
Commercial real estate - improved property	2,625	6,328
Commercial and industrial	1,665	500
Residential real estate	5,923	7,977
Home equity	1,671	1,322
Consumer	3,907	5,666

Total portfolio loans	15,791	22,543
Loans held for sale	—	—

Total loans past due 30 to 89 days	$15,791	$22,543

Loans past due 90 days or more and accruing to total loans	0.09%	0.14%
Loans past due 30-89 days to total loans	0.42%	0.61%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $1.7 million or 32.1% from December 31, 2012. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days decreased $6.8 million or 30.0% between December 31, 2012 and June 30, 2013 as a result of a continued focus on controlling early stage delinquency and improvement in economic conditions, as well as more aggressive collection activities in the Western Pennsylvania market on former Fidelity loans that were past due on the merger date.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses decreased $2.3 million from December 31, 2012 to June 30, 2013 and represented 1.33% of total loans at June 30, 2013, compared to 1.43% at December 31, 2012 and 1.64% at June 30, 2012. However, if the acquired Fidelity loans, which were recorded at fair value at the date of acquisition, were excluded from the ratio, the allowance would approximate 1.41% of the adjusted loan total at June 30, 2013. The allowance for loans individually evaluated increased by $1.7 million to $3.4 million from December 31, 2012 to June 30, 2013. The allowance for loans collectively evaluated decreased $4.0 million to $46.9 million due to lower delinquency, decreases in net charge-offs, and reduced levels of classified and criticized loans. The overall improvement in credit quality supported a reduction in the allowance and a lower provision expense for the three and six months ended June 30, 2013 despite an increase in the specific reserve attributed to one CRE loan that was moved to non-accrual during the quarter.

Net charge-offs for the second quarter of 2013 were $2.4 million compared to $3.0 million for the previous quarter and $6.8 million for the second quarter of 2012 and represented the lowest charge-off level in over three years. The decline in net charge-offs in 2013 and improvements in credit quality enabled a decrease in the quarterly provision for credit losses of $1.1 million compared to the previous quarter and $4.9 million compared to the second quarter of 2012. Net annualized loan charge-offs to average loans for the second quarter of 2013 were 0.26% compared to 0.84% for the same period in 2012.

The allowance for loan commitments from December 31, 2012 to June 30, 2013 was relatively unchanged.

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

The internal risk rating is the primary factor for establishing the allowance for all commercial loans, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and are also typically considered classified under the Bank’s risk grading system. Classified and criticized loans decreased $64.2 million or 28.8% from June 30, 2012, from principal reductions, charge-offs, migration of certain loans back to a pass grade as a result of improved risk profiles, and orderly exits of certain loans. Classified and criticized loans decreased $13.7 million or 7.9% from December 31, 2012.

Table 12 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allocation of the allowance was relatively unchanged from December 31, 2012; however, the most notable decrease occurred in residential real estate, which decreased $1.4 million as credit quality continues to improve.

TABLE 12. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2013	Percent of Total	December 31, 2012	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$3,937	7.8	$3,741	7.1
Commercial real estate - improved property	24,494	48.3	23,614	44.5
Commercial and industrial	8,472	16.7	9,326	17.6
Residential real estate	5,809	11.5	7,182	13.5
Home equity	2,123	4.2	2,458	4.6
Consumer	4,957	9.8	5,557	10.5
Deposit account overdrafts	589	1.1	821	1.6

Total allowance for loan losses	$50,381	99.4	$52,699	99.4

Allowance for loan commitments:
Commercial real estate - land and construction	$38	0.1	$27	0.1
Commercial real estate - improved property	23	0.0	25	0.0
Commercial and industrial	138	0.3	215	0.4
Residential real estate	6	0.0	6	0.0
Home equity	93	0.2	49	0.1
Consumer	19	0.0	19	0.0

Total allowance for loan commitments	317	0.6	341	0.6

Total allowance for credit losses	$50,698	100.0	$53,040	100.0

Although the allowance for credit losses is allocated as described in Table 12, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2013.

DEPOSITS

TABLE 13. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2013	December 31, 2012	$ Change	% Change
Deposits
Non-interest bearing demand	$901,559	$874,923	$26,636	3.0
Interest bearing demand	840,263	831,368	8,895	1.1
Money market	845,294	847,805	(2,511)	(0.3)
Savings deposits	775,248	740,568	34,680	4.7
Certificates of deposit	1,576,391	1,649,620	(73,229)	(4.4)

Total deposits	$4,938,755	$4,944,284	$(5,529)	(0.1)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 118 branches. Total deposits decreased by $5.5 million or 0.1% during the six months ended June 30, 2013.

Demand deposits and savings deposits increased 2.1% and 4.7%, respectively, due to marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities.

The 4.4% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $252.6 million in total outstanding balances at June 30, 2013 compared to $263.9 million in total outstanding balances at December 31, 2012. Certificates of deposit greater than $250,000 were approximately $188.3 million at June 30, 2013 compared to $189.9 million at December 31, 2012. Certificates of deposit of $100,000 or more were approximately $806.8 million at June 30, 2013 compared to $827.6 million at December 31, 2012. Certificates of deposit totaling approximately $813.4 million at June 30, 2013 with a cost of 1.57% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal or lower for all maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 14. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2013	December 31, 2012	$ Change	% Change
Federal Home Loan Bank Borrowings	$60,344	$111,187	$(50,843)	(45.7)
Other short-term borrowings	200,538	142,971	57,567	40.3
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,118	113,832	(7,714)	(6.8)

Total	$367,000	$367,990	$(990)	(0.3)

During the first half of 2013, WesBanco paid down Federal Home Loan Bank borrowings scheduled to mature, utilizing funds provided by lower cost deposits or other available cash flows for their payoff. Additional maturities of $20.3 million are scheduled for the last quarter of the year which may result in a further lowering of the cost of wholesale borrowings as these borrowings may be paid off with available funds or renewed at lower market rates. WesBanco also redeemed a $7.5 million former Fidelity trust preferred security with available cash in March at a redemption price of 100% of the principal plus accrued and unpaid interest.

Other short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased, were $200.5 million at June 30, 2013 compared to $143.0 million at December 31, 2012. The increase in these borrowings has occurred primarily as a result of a $56.0 million increase in federal funds purchased. A revolving line of credit with another bank is available at the parent company. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million. There were no outstanding balances as of June 30, 2013 or December 31, 2012. The line was renewed for one year in July 2013 at similar terms to the existing note.

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

CAPITAL RESOURCES

Shareholders’ equity was $726.2 million at June 30, 2013 compared to $714.2 million at December 31, 2012. Total equity increased due to net income during the current six month period of $33.0 million. The increase was partially offset by an $11.0 million decrease in other comprehensive income and the declaration of common shareholder dividends totaling $11.1 million for the six months ended June 30, 2013. WesBanco also increased its quarterly dividend rate to $0.19 per share in February, representing a 5.6% increase over the prior quarter rate and a cumulative 36% increase over the last two and a half years.

On May, 15 2013, WesBanco granted 88,800 stock options to selected officers at an exercise price of $25.00. These options are service-based and vest 50% at December 31, 2013 and 50% at December 31, 2014. On the same date, WesBanco also granted 38,250 shares of restricted stock to selected officers. The restricted shares are service-based and vest 36 months from the date of grant.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2013, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2013, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $37.7 million from the Bank. WesBanco will continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following tables summarize risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

				June 30, 2013			December 31, 2012
(unaudited, dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	Amount	Ratio	Minimum Amount(1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$527,630	9.13%	$231,088	$510,512	9.34%	$218,640
Tier 1 capital to risk-weighted assets	4.00%		6.00%	527,630	12.85%	164,194	510,512	12.82%	159,287
Total capital to risk-weighted assets	8.00%		10.00%	578,011	14.08%	328,387	560,331	14.07%	318,573

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$488,098	8.48%	$230,108	$475,527	8.80%	$216,132
Tier 1 capital to risk-weighted assets	4.00%		6.00%	488,098	11.95%	163,440	475,527	12.00%	158,504
Total capital to risk-weighted assets	8.00%		10.00%	538,479	13.18%	326,881	525,104	13.25%	317,007

(1)	Minimum to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

In July 2013, the Board of Governors of the Federal Reserve System adopted a final rule that revises risk-based and leverage capital requirements. The final rule consolidates the Notices of Proposed Rulemaking announced in June 2012, with selected changes, resulting in higher risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision capital rules, commonly referred to as Basel III. The final rule is effective January 1, 2015 for smaller, non-complex banking organizations with full implementation by January 1, 2019.

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

The following table lists the sources of liquidity at June 30, 2013 expected within the next year:

(unaudited, dollars in thousands)
Cash and cash equivalents	$78,070
Securities with a maturity date within the next year	17,110
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	223,059
Callable securities	105,418
Loans held for sale	14,517
Accruing loans scheduled to mature	603,463
Normal loan repayments	319,285

Total sources of liquidity expected within the next year	$1,360,922

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $4.9 billion at June 30, 2013. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $813.4 million at June 30, 2013, which includes jumbo regular certificates of deposit totaling $308.4 million with a weighted-average cost of 2.33%, and jumbo CDARS® deposits of $84.2 million with a cost of 0.56%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at June 30, 2013 approximated $1.4 billion, compared to $1.3 billion at December 31, 2012. At June 30, 2013, the Bank had unpledged available-for-sale securities with an amortized cost of $378.5 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2013, WesBanco had a BIC line of credit totaling $143.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million, $56.0 million of which was outstanding at June 30, 2013, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $200.5 million at June 30, 2013 consisted of federal funds purchased, callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Included in other short-term borrowings were $56.0 million in federal funds purchased in the second quarter of 2013. There has not been a significant fluctuation in the average deposit balance of these overnight sweep checking accounts during 2013. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called at any time by the purchaser, although due to current low interest rates, that is unlikely. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $22.4 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2013. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2013, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $37.7 million from the Bank.

At June 30, 2013, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.2 billion, compared to $1.1 billion at December 31, 2012. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of June 30, 2013 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100 and 200 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0% and 12.5% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2013 and December 31, 2012 assuming both a 100 and 200 basis point interest rate change, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 basis point decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown. The policy limit for an increasing 300 basis point rising rate environment is a negative 25%.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	June 30, 2013	December 31, 2012
+300	(0.4%)	0.4%	- 25%
+200	1.1%	0.9%	- 12.5%
+100	1.3%	0.9%	- 5%
-100	(1.9%)	(4.1%)	- 5%

As per the table above, the earnings simulation model at June 30, 2013 currently projects that net interest income for the next twelve month period would decrease by 1.9% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 4.1% for the same scenario as of December 31, 2012.

For rising rate scenarios, net interest income would increase by 1.3%, 1.1%, and decrease by 0.4% if rates increased by 100, 200 and 300 basis points, respectively, as of June 30, 2013 compared to increases of 0.9%, 0.9% and 0.4% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2012.

The balance sheet for the next year is slightly more asset sensitive as of June 30, 2013 compared to December 31, 2012 due primarily to continued changes in the deposit mix and the overall level and term of short-term borrowings, as well as certain changes in modeling assumptions. The restructuring of certain acquired earning assets and costing liabilities from Fidelity also had a slightly positive impact compared to Fidelity’s combined assets and liabilities at acquisition which were more liability sensitive. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short to intermediate term, the asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.1 billion at June 30, 2013, which represented approximately 44% of commercial loans, with an average floor of 4.49%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current floor level. However, not all such loans are currently priced at their floor. In the current flat to somewhat increasing interest rate environment, WesBanco expects that the net interest margin may be somewhat negatively impacted through the remainder of 2013 and into 2014 for flat rate scenarios, and slightly better if rates were to rise, as short term interest rates are not anticipated to increase until sometime in 2015 at the earliest, and loan runoff and investment security maturities are reinvested. It is also anticipated that accretion from loans acquired from Fidelity, as well as mark-to-market accretion from CDs and short-term borrowings, will have a reduced impact on net interest income thru the rest of 2013 and for 2014. Partially offsetting those negative factors are maturities of higher-cost borrowings and certificates of deposit scheduled over the next year, which should assist somewhat in mitigating margin compression from loan yield decreases and investment security reinvestments. The Bank continues to experience pricing competition for new loans which may result in reduced loan yields that may be somewhat mitigated by future loan growth. CDs totaling approximately $813.4 million mature within the next year at an average cost of 1.57%. Approximately $345 million of higher costing CDs will mature during the final four months of 2013 at an average cost of 2.26%.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities, as well as to manage short term cash needs. CDARS® deposits also continue to be used to lengthen maturities in certificates of deposit, and for some customers, as an alternative to the recently expired Transaction Account Guarantee Program.

Current balance sheet strategies to reduce the impact of decreasing margins in a low rate environment, where asset yields continue to fall as reinvestment of cash flows occur and liability costs may not be able to be reduced in the same proportion, include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years or variable to a published index;

•	investing non-essential available short-term liquidity;

•	marketing programs to increase consumer loan types and the mix of certain types of transaction accounts versus short-term certificates of deposit;

•	reinvestment of securities cash flows into a mix of short-to intermediate-term collateralized mortgage obligations and 10-15 year state and municipal securities;

•	paying down maturities of FHLB and other short-term borrowings with available cash, or borrowing at lower rates; and

•	extending a portion of CD maturities through the CDARS® program and continuing to decrease offered rates on CDs and other costing deposit types.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at June 30, 2013, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.5% over the next twelve months, compared to a 1.2% increase at December 31, 2012.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At June 30, 2013, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 1.3%, compared to an increase of 15.4% at December 31, 2012. In a 100 basis point falling rate environment, the model indicates a decrease of 6.3%, compared to an increase of 5.2% as of December 31, 2012. WesBanco’s policy is to limit such change to minus 25% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet strategies in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits, as well as certain other modeling assumptions, have resulted in the change in equity market value from year-end. In a rising rate environment, non-interest bearing deposits and other low cost transaction accounts are worth more than in the current low interest rate environment. For liabilities, this equates to a below cost fair market value as rates rise, which results in increased equity fair value.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

On November 16, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation and to allow Fidelity shareholders to vote on the proposals required in connection with the Fidelity Merger at the scheduled meeting on November 27, 2012, the Defendants entered into a Memorandum of Settlement (“MOS”) with the Plaintiff that describes a settlement of the Allegheny County Lawsuit. The settlement is expressly subject to approval by the court. Pursuant to the terms of the MOS, Fidelity and WesBanco agreed to file with the SEC and make publicly available supplemental disclosures. In return, the Plaintiff agreed to stay the Allegheny County Lawsuit, withdraw all requests for interim relief, and not take any action to delay or disrupt the November 27, 2012 Fidelity shareholder meeting. The MOS provides for limited discovery to confirm the fairness of the settlement. If the court approves the settlement contemplated in the MOS, the Allegheny County Lawsuit will be dismissed with prejudice, and all claims that were or could have been brought relating to the Fidelity Merger, the Merger Agreement, and any disclosure made in connection therewith will be released and barred, other than claims under the federal securities laws with respect to any period prior to the date of the Merger Agreement that are not based upon the foregoing. Under the terms of the MOS, counsel for the Plaintiff will petition the court for an award of attorneys’ fees and expenses. The parties have agreed on a fee recommendation to the Court. The amount of the fees and expenses awarded will be determined and approved by the court. In the MOS, the parties have agreed to prepare a stipulation of settlement to be filed with the court and other documentation as may be required to effectuate the settlement and they have now done so. There can be no assurance that the court will approve the settlement. The proposed settlement contemplated by the MOS becomes void in the event that the court does not approve the settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2013, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the second quarter of 2013, other than those for KSOP, dividend reinvestment plans and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2013				580,737

April 1, 2013 to April 30, 2013
Open market repurchases	—	—	—	580,737
Other transactions (1)	19,254	$23.40	N/A	N/A

May 1, 2013 to May 31, 2013
Open market repurchases	—	—	—	580,737
Other repurchases (2)	11,231	25.02	11,231	569,506
Other transactions (1)	3,500	24.85	N/A	N/A

June 1, 2013 to June 30, 2013
Open market repurchases	—	—	—	569,506
Other transactions (1)	2,421	26.04	N/A	N/A

Second Quarter 2013
Open market repurchases	—	—	—	580,737
Other repurchases (2)	11,231	25.02	11,231	569,506
Other transactions (1)	25,175	23.09	N/A	N/A

Total	36,406	$24.22	11,231	569,506

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

ITEM 6. EXHIBITS

10.1	Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Jonathan D. Dargusch. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.2	Amended and Restated Employment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Jonathan D. Dargusch. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 25, 2013	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2013	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)