Form 10-Q
period 2013-09-30
WESBANCO INC
filed 2013-10-25
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 21, 2013, there were 29,350,061 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	September 30, 2013	December 31, 2012

ASSETS
Cash and due from banks, including interest bearing amounts of $5,405 and $33,889, respectively	$145,639	$125,605
Securities:
Available-for-sale, at fair value	933,455	1,021,244
Held-to-maturity (fair values of $607,215 and $639,273, respectively)	602,588	602,509

Total securities	1,536,043	1,623,753

Loans held for sale	6,601	21,903

Portfolio loans, net of unearned income	3,836,538	3,687,762
Allowance for loan losses	(47,342)	(52,699)

Net portfolio loans	3,789,196	3,635,063

Premises and equipment, net	92,696	88,866
Accrued interest receivable	19,903	19,354
Goodwill and other intangible assets, net	321,972	324,465
Bank-owned life insurance	120,457	119,671
Other assets	105,853	120,037

Total Assets	$6,138,360	$6,078,717

LIABILITIES
Deposits:
Non-interest bearing demand	$917,478	$874,923
Interest bearing demand	870,319	831,368
Money market	858,422	847,805
Savings deposits	775,776	740,568
Certificates of deposit	1,638,447	1,649,620

Total deposits	5,060,442	4,944,284

Federal Home Loan Bank borrowings	59,918	111,187
Other short-term borrowings	124,179	142,971
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,127	113,832

Total borrowings	290,224	367,990

Accrued interest payable	3,535	3,856
Other liabilities	47,471	48,403

Total Liabilities	5,401,672	5,364,533

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 29,350,061 and 29,214,660 shares issued and outstanding in 2013 and 2012, respectively	61,144	60,863
Capital surplus	244,352	241,672
Retained earnings	450,833	419,246
Accumulated other comprehensive loss	(18,442)	(6,365)
Deferred benefits for directors	(1,199)	(1,232)

Total Shareholders’ Equity	736,688	714,184

Total Liabilities and Shareholders’ Equity	$6,138,360	$6,078,717

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$43,678	$41,423	$131,706	$124,345
Interest and dividends on securities:
Taxable	7,226	7,722	22,015	24,784
Tax-exempt	3,355	3,113	9,748	9,270

Total interest and dividends on securities	10,581	10,835	31,763	34,054

Other interest income	58	30	165	115

Total interest and dividend income	54,317	52,288	163,634	158,514

INTEREST EXPENSE
Interest bearing demand deposits	369	397	1,035	1,132
Money market deposits	345	487	1,023	1,786
Savings deposits	128	202	395	697
Certificates of deposit	5,597	6,450	17,626	20,050

Total interest expense on deposits	6,439	7,536	20,079	23,665

Federal Home Loan Bank borrowings	291	1,020	900	3,684
Other short-term borrowings	651	1,169	1,900	3,503
Junior subordinated debt owed to unconsolidated subsidiary trusts	805	869	2,506	2,598

Total interest expense	8,186	10,594	25,385	33,450

NET INTEREST INCOME	46,131	41,694	138,249	125,064
Provision for credit losses	2,819	4,497	5,942	16,602

Net interest income after provision for credit losses	43,312	37,197	132,307	108,462

NON-INTEREST INCOME
Trust fees	4,854	4,379	14,694	13,390
Service charges on deposits	4,650	4,362	13,309	12,574
Electronic banking fees	3,124	2,846	9,186	8,529
Net securities brokerage revenue	1,506	1,131	4,644	3,319
Bank-owned life insurance	911	891	3,739	2,646
Net gains on sales of mortgage loans	745	993	2,157	1,860
Net securities (losses) / gains	(15)	316	687	1,711
Net gain / (loss) on other real estate owned and other assets	8	(48)	63	(298)
Other income	1,333	1,092	3,857	3,447

Total non-interest income	17,116	15,962	52,336	47,178

NON-INTEREST EXPENSE
Salaries and wages	16,480	14,758	48,079	43,028
Employee benefits	5,323	5,000	17,481	15,538
Net occupancy	2,921	2,654	8,943	8,133
Equipment	2,692	2,300	7,901	6,617
Marketing	1,585	795	4,015	3,282
FDIC insurance	916	951	2,806	2,962
Amortization of intangible assets	556	519	1,742	1,580
Restructuring and merger-related expense	36	1,518	1,265	1,518
Other operating expenses	9,500	8,295	28,024	25,880

Total non-interest expense	40,009	36,790	120,256	108,538

Income before provision for income taxes	20,419	16,369	64,387	47,102
Provision for income taxes	4,884	3,463	15,815	10,208

NET INCOME	$15,535	$12,906	$48,572	$36,894

EARNINGS PER COMMON SHARE
Basic	$0.53	$0.48	$1.66	$1.38
Diluted	$0.53	$0.48	$1.66	$1.38

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,325,128	26,664,882	29,260,967	26,646,719
Diluted	29,412,458	26,672,849	29,328,305	26,651,322

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18	$0.58	$0.52

COMPREHENSIVE INCOME	$14,422	$14,768	$36,495	$38,815

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013 and 2012

						Accumulated
						Other	Deferred
(unaudited, in thousands, except	Common Stock		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Shares	Amount	Surplus	Earnings	Stock	Income / (Loss)	Directors	Total
December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income	—	—	—	48,572	—	—	—	48,572
Other comprehensive income / (loss)	—	—	—	—	—	(12,077)	—	(12,077)

Comprehensive income								36,495
Common dividends declared ($0.58 per share)	—	—	—	(16,985)	—	—	—	(16,985)
Stock options exercised	113,674	233	2,411	—	27	—	—	2,671
Restricted stock granted	38,250	57	(326)	—	269	—	—	—
Treasury shares acquired	(11,851)	—	—	—	(296)	—	—	(296)
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)	—	—	—	—	(104)
Stock compensation expense	—	—	723	—	—	—	—	723
Deferred benefits for directors- net	—	—	(33)	—	—	—	33	—

September 30, 2013	29,350,061	$61,144	$244,352	$450,833	$—	$(18,442)	$(1,199)	$736,688

December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income	—	—	—	36,894	—	—	—	36,894
Other comprehensive income / (loss)	—	—	—	—	—	1,921	—	1,921

Comprehensive income								38,815
Common dividends declared ($0.52 per share)	—	—	—	(13,859)	—	—	—	(13,859)
Stock options exercised	875	—	—	—	17	—	—	17
Restricted stock granted	40,050	71	(198)	—	127	—	—	—
Treasury shares acquired	(4,766)	—	22	—	(92)	—	—	(70)
Stock compensation expense	—	—	629	—	—	—	—	629
Deferred benefits for directors- net	—	—	27	—	—	—	(27)	—

September 30, 2012	26,665,519	$55,558	$192,159	$411,853	$(44)	$1,019	$(1,223)	$659,322

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$91,567	$64,009

INVESTING ACTIVITIES:
Net increase in loans	(159,087)	(142,536)
Securities available-for-sale:
Proceeds from sales	9,265	48,068
Proceeds from maturities, prepayments and calls	192,714	335,918
Purchases of securities	(137,156)	(360,600)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	74,590	83,552
Purchases of securities	(77,179)	(52,626)
Purchases of premises and equipment - net	(6,571)	(2,504)
Sale of portfolio loans - net	5,886	7,883

Net cash used in investing activities	(97,538)	(82,845)

FINANCING ACTIVITIES:
Increase in deposits	117,049	94,339
Repayment of Federal Home Loan Bank borrowings	(50,627)	(76,400)
Decrease in other short-term borrowings	(18,421)	(9,644)
Repayment of junior subordinated debt	(7,732)	—
Dividends paid to common shareholders	(16,373)	(13,320)
Treasury shares purchased - net	(274)	(53)
Issuance of common stock	2,383	—

Net cash provided by (used in) financing activities	26,005	(5,078)

Net increase (decrease) in cash and cash equivalents	20,034	(23,914)
Cash and cash equivalents at beginning of the period	125,605	140,325

Cash and cash equivalents at end of the period	$145,639	$116,411

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and other borrowings	$25,802	$33,797
Income taxes paid	15,725	8,370
Transfers of loans to other real estate owned	1,800	3,452
Transfers of loans to held for sale	9,434	10,163

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

In December 2011, the FASB issued an accounting pronouncement which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, including instruments and transactions subject to master netting arrangements. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this pronouncement is to enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with existing GAAP or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued an accounting pronouncement to clarify and limit the scope of the aforementioned pronouncement by more specifically defining transactions eligible for offset. The pronouncements should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of these pronouncements did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2013	2012	2013	2012
Numerator for both basic and diluted earnings per common share:
Net income	$15,535	$12,906	$48,572	$36,894

Denominator:
Total average basic common shares outstanding	29,325,128	26,664,882	29,260,967	26,646,719
Effect of dilutive stock options	87,330	7,967	67,338	4,603

Total diluted average common shares outstanding	29,412,458	26,672,849	29,328,305	26,651,322

Earnings per common share - basic	$0.53	$0.48	$1.66	$1.38
Earnings per common share - diluted	$0.53	$0.48	$1.66	$1.38

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2013				December 31, 2012
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$71,893	$20	$(1,256)	$70,657	$96,257	$411	$(56)	$96,612
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	686,216	4,226	(9,431)	681,011	721,824	10,690	(304)	732,210
Obligations of state and political subdivisions	123,423	5,069	(260)	128,232	139,511	9,133	(9)	148,635
Corporate debt securities	41,819	135	(372)	41,582	32,706	213	(234)	32,685

Total debt securities	$923,351	$9,450	$(11,319)	$921,482	$990,298	$20,447	$(603)	$1,010,142
Equity securities	10,244	1,729	—	11,973	10,207	916	(21)	11,102

Total available-for-sale securities	$933,595	$11,179	$(11,319)	$933,455	$1,000,505	$21,363	$(624)	$1,021,244

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$105,907	$3,521	$(744)	$108,684	$152,872	$6,421	$(80)	$159,213
Other residential collateralized mortgage obligations	—	—	—	—	353	8	—	361
Obligations of state and political subdivisions	493,968	13,872	(11,854)	495,986	449,284	31,244	(829)	479,699
Corporate debt securities	2,713	—	(168)	2,545	—	—	—	—

Total held-to-maturity securities	$602,588	$17,393	$(12,766)	$607,215	$602,509	$37,673	$(909)	$639,273

Total securities	$1,536,183	$28,572	$(24,085)	$1,540,670	$1,603,014	$59,036	$(1,533)	$1,660,517

At September 30, 2013, and December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2013. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2013
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$—	$17,776	$39,269	$13,612	$—	$70,657
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	681,011	681,011
Obligations of states and political subdivisions	8,388	45,121	26,389	48,334	—	128,232
Corporate debt securities	5,075	16,198	15,553	4,756	—	41,582
Equity securities (2)	—	—	—	—	11,973	11,973

Total available-for-sale securities	$13,463	$79,095	$81,211	$66,702	$692,984	$933,455

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of obligations (1)	$—	$—	$—	$—	$108,684	$108,684
Obligations of states and political subdivisions	3,860	9,407	125,581	357,138	—	495,986
Corporate debt securities	—	—	2,545	—	—	2,545

Total held-to-maturity securities	$3,860	$9,407	$128,126	$357,138	$108,684	$607,215

Total securities	$17,323	$88,502	$209,337	$423,840	$801,668	$1,540,670

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $602.6 million.

Securities with aggregate par values of $703.2 million and $710.5 million at September 30, 2013 and December 31, 2012, respectively, were pledged as security for public and trust funds and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $9.3 million and $48.1 million for the nine months ended September 30, 2013 and 2012, respectively. Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2013 and December 31, 2012 were ($0.1) million and $13.0 million, respectively. Gross security gains of $0.3 million and $1.4 million on available-for-sale securities were realized for the nine months ended September 30, 2013 and 2012, respectively, while gross security losses of $0.2 million were realized for the nine months ended September 30, 2013 primarily due to the write-down of two equity securities. Additionally, gross security gains of $0.6 million and $0.3 million on held-to-maturity securities were realized for the nine months ended September 30, 2013 and 2012, respectively.

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$54,318	$(1,223)	11	$4,549	$(33)	1	$58,867	$(1,256)	12

Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	403,983	(10,107)	72	4,515	(68)	6	408,498	(10,175)	78
Obligations of states and political subdivisions	187,215	(11,388)	299	12,103	(726)	13	199,318	(12,114)	312
Corporate debt securities	19,943	(452)	7	2,912	(88)	1	22,855	(540)	8

Total temporarily impaired securities	$665,459	$(23,170)	389	$24,079	$(915)	21	$689,538	$(24,085)	410

	December 31, 2012
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$18,894	$(56)	6	$—	$—	—	$18,894	$(56)	6

Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	38,913	(258)	20	9,966	(126)	10	48,879	(384)	30
Obligations of states and political subdivisions	72,521	(838)	107	—	—	—	72,521	(838)	107
Corporate debt securities	1,526	(57)	2	10,878	(177)	5	12,404	(234)	7
Equity securities	2,838	(21)	2	—	—	—	2,838	(21)	2

Total temporarily impaired securities	$134,692	$(1,230)	137	$20,844	$(303)	15	$155,536	$(1,533)	152

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh and FHLB of Cincinnati stock totaling $12.0 million and $21.3 million at September 30, 2013 and December 31, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the recorded investment in loans by category, net of deferred loan fees and costs of $2.6 million and $2.5 million at September 30, 2013 and December 31, 2012, respectively:

(unaudited, in thousands)	September 30, 2013	December 31, 2012
Commercial real estate:
Land and construction	$217,036	$193,004
Improved property	1,650,746	1,665,341

Total commercial real estate	1,867,782	1,858,345

Commercial and industrial	544,202	478,025
Residential real estate	879,703	793,702
Home equity	283,488	277,226
Consumer	261,363	280,464

Total portfolio loans	3,836,538	3,687,762

Loans held for sale	6,601	21,903

Total loans	$3,843,139	$3,709,665

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2012:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	1,179	3,066	(561)	459	(61)	1,457	373	5,912
Provision for loan commitments	57	(1)	(64)	—	37	1	—	30

Total provision for credit losses	1,236	3,065	(625)	459	(24)	1,458	373	5,942

Charge-offs	(526)	(5,651)	(1,264)	(2,092)	(508)	(3,018)	(666)	(13,725)
Recoveries	125	482	407	250	108	887	197	2,456

Net charge-offs	(401)	(5,169)	(857)	(1,842)	(400)	(2,131)	(469)	(11,269)

Balance at September 30, 2013:
Allowance for loan losses	4,519	21,511	7,908	5,799	1,997	4,883	725	47,342
Allowance for loan commitments	84	24	151	6	86	20	—	371

Total ending allowance for credit losses	$4,603	$21,535	$8,059	$5,805	$2,083	$4,903	$725	$47,713

Balance at December 31, 2011:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,089	4,573	2,619	3,629	1,192	2,330	222	16,654
Provision for loan commitments	(11)	5	(65)	—	12	7	—	(52)

Total provision for credit losses	2,078	4,578	2,554	3,629	1,204	2,337	222	16,602

Charge-offs	(3,777)	(5,749)	(3,862)	(3,296)	(898)	(2,732)	(641)	(20,955)
Recoveries	591	755	288	288	17	804	224	2,967

Net charge-offs	(3,186)	(4,994)	(3,574)	(3,008)	(881)	(1,928)	(417)	(17,988)

Balance at September 30, 2012:
Allowance for loan losses	3,745	24,327	10,459	6,259	2,273	5,812	601	53,476
Allowance for loan commitments	63	26	258	4	45	20	—	416

Total ending allowance for credit losses	$3,808	$24,353	$10,717	$6,263	$2,318	$5,832	$601	$53,892

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Overdraft	Total
September 30, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$849	$464	$—	$—	$—	$—	$—	$1,313
Allowance for loans collectively evaluated for impairment	3,670	21,047	7,908	5,799	1,997	4,883	725	46,029
Allowance for loan commitments	84	24	151	6	86	20	—	371

Total allowance for credit losses	$4,603	$21,535	$8,059	$5,805	$2,083	$4,903	$725	$47,713

Portfolio loans:
Individually evaluated for impairment (1)	$1,948	$2,801	$208	$—	$—	$—	$—	$4,957
Collectively evaluated for impairment	215,088	1,647,945	543,994	879,703	283,488	261,363	—	3,831,581

Total portfolio loans	$217,036	$1,650,746	$544,202	$879,703	$283,488	$261,363	$—	$3,836,538

December 31, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$832	$911	$—	$—	$—	$—	$—	$1,743
Allowance for loans collectively evaluated for impairment	2,909	22,703	9,326	7,182	2,458	5,557	821	50,956
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

Portfolio loans:
Individually evaluated for impairment (1)	$2,545	$6,987	$—	$—	$—	$—	$—	$9,532
Collectively evaluated for impairment	190,459	1,658,354	478,025	793,702	277,226	280,464	—	3,678,230

Total portfolio loans	$193,004	$1,665,341	$478,025	$793,702	$277,226	$280,464	$—	$3,687,762

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2013
Excellent - minimal risk	$—	$684	$73,706	$74,390
Good - desirable risk	32,271	716,005	184,614	932,890
Fair - acceptable risk	172,558	827,814	263,033	1,263,405
Criticized - marginal	6,859	55,445	14,138	76,442
Classified - substandard	5,348	50,798	8,711	64,857
Classified - doubtful	—	—	—	—

Total	$217,036	$1,650,746	$544,202	$2,411,984

As of December 31, 2012
Excellent - minimal risk	$—	$789	$64,255	$65,044
Good - desirable risk	38,292	701,447	152,853	892,592
Fair - acceptable risk	136,643	826,790	242,564	1,205,997
Criticized - marginal	10,573	66,906	9,298	86,777
Classified - substandard	7,496	69,409	9,055	85,960
Classified - doubtful	—	—	—	—

Total	$193,004	$1,665,341	$478,025	$2,336,370

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $14.6 million at September 30, 2013 and $17.9 million at December 31, 2012, of which $2.2 and $4.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2013
Commercial real estate:
Land and construction	$213,429	$38	$—	$3,569	$3,607	$217,036	$248
Improved property	1,633,805	2,211	2,850	11,880	16,941	1,650,746	541

Total commercial real estate	1,847,234	2,249	2,850	15,449	20,548	1,867,782	789

Commercial and industrial	539,917	435	1,801	2,049	4,285	544,202	68
Residential real estate	864,580	1,799	3,606	9,718	15,123	879,703	1,601
Home equity	279,803	1,579	491	1,615	3,685	283,488	307
Consumer	257,565	2,870	436	492	3,798	261,363	278

Total portfolio loans	3,789,099	8,932	9,184	29,323	47,439	3,836,538	3,043

Loans held for sale	6,601	—	—	—	—	6,601	—

Total loans	$3,795,700	$8,932	$9,184	$29,323	$47,439	$3,843,139	$3,043

Non-performing loans included above are as follows:
Non-accrual loans	$10,493	$1,175	$655	$25,837	$27,667	$38,160
TDRs accruing interest (1)	14,362	85	590	443	1,118	15,480

As of December 31, 2012
Commercial real estate:
Land and construction	$189,072	$1,470	$—	$2,462	$3,932	$193,004	$—
Improved property	1,643,833	5,722	2,224	13,562	21,508	1,665,341	338

Total commercial real estate	1,832,905	7,192	2,224	16,024	25,440	1,858,345	338

Commercial and industrial	475,186	283	412	2,144	2,839	478,025	98
Residential real estate	774,006	4,231	4,833	10,632	19,696	793,702	3,199
Home equity	274,235	1,352	197	1,442	2,991	277,226	722
Consumer	273,329	4,655	1,123	1,357	7,135	280,464	937

Total portfolio loans	3,629,661	17,713	8,789	31,599	58,101	3,687,762	5,294

Loans held for sale	21,903	—	—	—	—	21,903	—

Total loans	$3,651,564	$17,713	$8,789	$31,599	$58,101	$3,709,665	$5,294

Non-performing loans included above are as follows:
Non-accrual loans	$11,724	$591	$1,747	$25,310	$27,648	$39,372
TDRs accruing interest (1)	21,665	794	827	995	2,616	24,281

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2013			December 31, 2012
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$3,312	$3,212	$—	$9,278	$5,577	$—
Improved property	22,643	20,572	—	27,515	24,455	—
Commercial and industrial	4,145	3,569	—	4,546	4,019	—
Residential real estate	22,000	20,294	—	22,146	20,269	—
Home equity	2,764	2,527	—	2,437	2,207	—
Consumer	1,553	1,318	—	1,757	1,517	—

Total impaired loans without a specific allowance	56,417	51,492	—	67,679	58,044	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	1,463	1,463	849	1,627	1,627	832
Improved property	685	685	464	4,098	3,982	911

Total impaired loans with a specific allowance	2,148	2,148	1,313	5,725	5,609	1,743

Total impaired loans	$58,565	$53,640	$1,313	$73,404	$63,653	$1,743

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$4,181	$—	$7,865	$21	$5,049	$89	$9,923	$193
Improved Property	22,777	92	25,636	160	23,471	408	29,503	442
Commercial and industrial	3,643	26	5,683	37	3,884	87	7,005	96
Residential real estate	19,487	217	13,022	64	19,872	582	14,588	198
Home equity	2,278	20	1,008	4	2,201	50	1,104	6
Consumer	1,361	28	169	—	1,425	77	221	1

Total impaired loans without a specific allowance	53,727	383	53,383	286	55,902	1,293	62,344	936

With a specific allowance recorded:
Commercial real estate:
Land and construction	1,500	6	2,211	40	1,543	28	3,204	40
Improved Property	2,765	—	8,040	45	3,251	—	8,239	225

Total impaired loans with a specific allowance	4,265	6	10,251	85	4,794	28	11,443	265

Total impaired loans	$57,992	$389	$63,634	$371	$60,696	$1,321	$73,787	$1,201

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	September 30, 2013	December 31, 2012
Commercial real estate:
Land and construction	$4,675	$4,668
Improved property	18,105	18,239

Total commercial real estate	22,780	22,907

Commercial and industrial	3,014	3,387
Residential real estate	10,085	11,247
Home equity	1,636	1,184
Consumer	645	647

Total	$38,160	$39,372

(1)	Total non-accrual loans include certain loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2013			December 31, 2012
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-accrual	Total
Commercial real estate:
Land and construction	$—	$4,056	$4,056	$2,537	$2,935	$5,472
Improved property	3,152	4,550	7,702	10,198	6,452	16,650

Total commercial real estate	3,152	8,606	11,758	12,735	9,387	22,122

Commercial and industrial	555	418	973	632	728	1,360
Residential real estate	10,209	3,190	13,399	9,022	4,077	13,099
Home equity	891	384	1,275	1,022	519	1,541
Consumer	673	322	995	870	290	1,160

Total	$15,480	$12,920	$28,400	$24,281	$15,001	$39,282

TDRs decreased from December 31, 2012 primarily due to principal reductions and loan sales. The increase in the number of TDR modifications and the number of defaults over the prior year resulted from the implementation of a regulatory requirement in December 2012, to include as TDRs mortgage, home equity and consumer loans discharged in bankruptcy.

As of September 30, 2013, there was one TDR greater than $1.0 million, which was non-accrual, representing $1.5 million or 5.3% of total TDRs, with specific reserves of $0.8 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2013 and 2012, respectively:

	New TDRs (1)
	For the Three Months Ended
	September 30, 2013			September 30, 2012
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	1	$66	$65	—	$—	$—
Improved Property	1	49	49	1	1,073	917

Total commercial real estate	2	115	114	1	1,073	917

Commercial and industrial	1	14	14	—	—	—
Residential real estate	8	307	280	1	323	323
Home equity	2	75	52	—	—	—
Consumer	9	98	92	—	—	—

Total	22	$609	$552	2	$1,396	$1,240

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2013			September 30, 2012
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	2	$366	$359	1	$516	$516
Improved Property	6	568	395	9	2,741	2,162

Total commercial real estate	8	934	754	10	3,257	2,678

Commercial and industrial	7	164	161	2	40	37
Residential real estate	24	2,180	2,094	7	883	896
Home equity	3	91	64	—	—	—
Consumer	13	143	120	—	—	—

Total	55	$3,512	$3,193	19	$4,180	$3,611

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following tables summarize TDRs which defaulted (defined as past due 90 days or more) during the three and nine months ended September 30, 2013 and 2012 that were restructured within the last twelve months prior to September 30, 2013 and 2012:

	Defaulted TDRs (1)
	For the Three Months Ended
	September 30, 2013		September 30, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	1	45
Residential real estate	8	451	—	—
Home equity	1	20	—	—
Consumer	3	37	—	—

Total	12	$508	1	$45

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2013 and 2012.

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2013		September 30, 2012
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	1	45	8	2,018

Total commercial real estate	1	45	8	2,018

Commercial and industrial	2	293	2	211
Residential real estate	24	1,624	—	—
Home equity	5	107	—	—
Consumer	3	37	—	—

Total	35	$2,106	10	$2,229

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2013 and 2012.

TDRs that defaulted during the nine month period and that were restructured within the last twelve months represented 7.4% of the total TDR balance at September 30, 2013. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At September 30, 2013, only two loans in the tables above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	September 30, 2013	December 31, 2012
Other real estate owned	$4,871	$5,741
Repossessed assets	313	247

Total other real estate owned and repossessed assets	$5,184	$5,988

NOTE 5. FEDERAL HOME LOAN BANK BORROWINGS

WesBanco is a member of the FHLB System. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At September 30, 2013 and December 31, 2012, WesBanco had FHLB borrowings of $59.9 million and $111.2 million, with a weighted-average interest rate of 2.72% and 3.04%, respectively. The decline in borrowings from December 31, 2012 was due to scheduled maturities. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $12.0 million at September 30, 2013 and $21.3 million at December 31, 2012 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at September 30, 2013 and December 31, 2012 was estimated to be approximately $1.5 billion and $1.3 billion, respectively.

Certain FHLB advances contain call features, which allow the FHLB to call the outstanding balance or convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances will be called depends primarily on the level of related interest rates during the call period. Of the $59.9 million outstanding at September 30, 2013, $6.0 million in FHLB convertible advances are subject to call or conversion to a variable rate advance by the FHLB.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at September 30, 2013 based on their contractual maturity dates and effective interest rates:

(unaudited, dollars in thousands)	Scheduled	Weighted
Year	Maturity	Average Rate
2013	$20,144	0.55%
2014	16,038	3.40%
2015	888	4.69%
2016	83	4.35%
2017	15,641	3.77%
2018 and thereafter	7,124	4.75%

Total	$59,918	2.72%

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2013	2012	2013	2012
Service cost - benefits earned during year	$742	$688	$2,398	$2,049
Interest cost on projected benefit obligation	1,015	976	3,092	2,907
Expected return on plan assets	(1,485)	(1,393)	(4,525)	(4,149)
Amortization of prior service cost	11	11	34	34
Amortization of net loss	906	575	2,626	1,712

Net periodic pension cost	$1,189	$857	$3,625	$2,553

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $3.7 million is due for 2013 which will be partially funded by the Plan’s $23.6 million available credit balance. A contribution of $2.5 million was made in July 2013 and an additional $2.5 million is expected to be funded in December 2013.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Securities available-for-sale: The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 1 or 2 in the fair value hierarchy. Certain equity securities that are lightly traded in over-the-counter markets are classified as level 2 in the fair value hierarchy, as quoted market prices may not be available on the fair value measurement date. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy. This includes certain specific municipal debt issues for which the credit quality and discount rate must be estimated.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012:

		September 30, 2013
		Fair Value Measurements Using:
(unaudited, in thousands)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$70,657	$—	$70,657	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	681,011	—	681,011	—
Obligations of state and political subdivisions	128,232	—	128,232	—
Corporate debt securities	41,582	—	41,582	—
Equity securities	11,973	9,443	2,530	—

Total securities - available-for-sale	$933,455	$9,443	$924,012	$—

Total recurring fair value measurements	$933,455	$9,443	$924,012	$—

Nonrecurring fair value measurements
Impaired loans	$835	$—	$—	$835
Other real estate owned and repossessed assets	5,184	—	—	5,184
Mortgage servicing rights	897	—	—	897
Loans held for sale	6,601	—	6,601	—

Total nonrecurring fair value measurements	$13,517	$—	$6,601	$6,916

		December 31, 2012
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$96,612	$—	$96,612	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	732,210	—	732,210	—
Obligations of state and political subdivisions	148,635	—	148,612	23
Corporate debt securities	32,685	—	32,685	—
Equity securities	11,102	9,059	2,043	—

Total securities - available-for-sale	$1,021,244	$9,059	$1,012,162	$23

Total recurring fair value measurements	$1,021,244	$9,059	$1,012,162	$23

Nonrecurring fair value measurements
Impaired loans	$3,866	$—	$—	$3,866
Other real estate owned and repossessed assets	5,988	—	—	5,988
Mortgage servicing rights	825	—	—	825
Loans held for sale	21,903	—	21,903	—

Total nonrecurring fair value measurements	$32,582	$—	$21,903	$10,679

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and level 2 for the nine months ended September 30, 2013.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2013:
Impaired loans	$835	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (43.4)% / (15.4)%
			Liquidation expenses (2)	0% to (8.0)% / (5.0)%
Other real estate owned and repossessed assets	5,184	Appraisal of collateral (1), (3)
Mortgage servicing rights	897	Discounted cash flow	Remaining term	2.6 yrs to 26.0 yrs / 15.1 yrs
			Discount rate	9.0% to 12.0% / 9.8%
December 31, 2012:
Impaired loans	$3,866	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (50.8%) / (13.7%)
			Liquidation expenses (2)	(3.9%) to (8.0%) / (6.8%)
Other real estate owned and repossessed assets	5,988	Appraisal of collateral (1), (3)
Mortgage servicing rights	825	Discounted cash flow	Remaining term	2.8 yrs to 27.0 yrs / 15.8 yrs
			Discount rate	9.0% to 12.0% / 9.8%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Financial Assets
Cash and due from banks	$145,639	$145,639	$145,639	$—	$—
Securities available-for-sale	933,455	933,455	9,443	924,012	—
Securities held-to-maturity	602,588	607,215	—	606,462	753
Net loans	3,789,196	3,720,889	—	—	3,720,889
Loans held for sale	6,601	6,601	—	6,601	—
Accrued interest receivable	19,903	19,903	19,903	—	—
Bank owned life insurance	120,457	120,457	120,457	—	—

Financial Liabilities
Deposits	5,060,442	5,075,556	3,421,995	1,653,561	—
Federal Home Loan Bank borrowings	59,918	63,338	—	63,338	—
Other borrowings	124,179	126,973	77,746	49,227	—
Junior subordinated debt	106,127	66,390	—	66,390	—
Accrued interest payable	3,535	3,535	3,535	—	—

December 31, 2012:
Financial Assets
Cash and due from banks	$125,605	$125,605	$125,605	$—	$—
Securities available-for-sale	1,021,244	1,021,244	9,059	1,012,162	23
Securities held-to-maturity	602,509	639,273	—	638,469	804
Net loans	3,635,063	3,600,068	—	—	3,600,068
Loans held for sale	21,903	21,903	—	21,903	—
Accrued interest receivable	19,354	19,354	19,354	—	—
Bank owned life insurance	119,671	119,671	119,671	—	—

Financial Liabilities
Deposits	4,944,284	4,963,356	3,294,664	1,668,692	—
Federal Home Loan Bank borrowings	111,187	114,461	—	114,461	—
Other borrowings	142,971	142,753	95,768	46,985	—
Junior subordinated debt	113,832	64,624	—	64,624	—
Accrued interest payable	3,856	3,856	3,856	—	—

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

Net loans: Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, and the credit risk associated with the loan and market factors, including liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Bank-owned life insurance: The carrying value of bank-owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated. Management believes that the carrying value approximates its fair value.

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

Off-balance sheet financial instruments: Off-balance sheet financial instruments consist of commitments to extend credit including letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore are not presented in the above tables.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available- for-Sale to Held-to-Maturity	Total
Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income before reclassifications	—	(13,095)	—	(13,095)
Amounts reclassified from accumulated other comprehensive income	1,630	(75)	(537)	1,018

Period change	1,630	(13,170)	(537)	(12,077)

Balance at September 30, 2013	$(19,771)	$(138)	$1,467	$(18,442)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

Other comprehensive income before reclassifications	—	2,506	—	2,506
Amounts reclassified from accumulated other comprehensive income	1,044	(884)	(745)	(585)

Period change	1,044	1,622	(745)	1,921

Balance at September 30, 2012	$(14,111)	$12,914	$2,216	$1,019

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2013	2012	2013	2012
Securities available-for-sale (1) :
Net securities losses/(gains) reclassified into earnings	$10	$(322)	$(119)	$(1,407)	Net securities gains/(losses)
Related income tax (benefit)/expense	(4)	120	44	523	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	6	(202)	(75)	(884)	Net of tax

Securities held-to-maturity (1) :
Amortization of unrealized gain transferred from available-for-sale	(207)	(369)	(857)	(1,199)	Interest and dividends on securities
Related income tax expense	76	136	320	454	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(131)	(233)	(537)	(745)	Net of tax

Defined benefit pension plan (2) :
Amortization of net loss and prior service costs	918	588	2,661	1,748	Employee benefits
Related income tax expense	(338)	(218)	(1,031)	(704)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	580	370	1,630	1,044	Net of tax

Total reclassifications for the period	$455	$(65)	$1,018	$(585)	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.4 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was immaterial as of both September 30, 2013 and December 31, 2012.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	September 30, 2013	December 31, 2012
Lines of credit	$913,457	$769,525
Loans approved but not closed	201,838	218,531
Overdraft limits	88,025	93,654
Letters of credit	18,922	20,078
Contingent obligations to purchase loans funded by other entities	6,332	6,668

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position, results of operations or cash flows.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.5 billion and $3.2 billion at September 30, 2013 and 2012, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended September 30, 2013:
Interest income	$54,317	$—	$54,317
Interest expense	8,186	—	8,186

Net interest income	46,131	—	46,131
Provision for credit losses	2,819	—	2,819

Net interest income after provision for credit losses	43,312	—	43,312
Non-interest income	12,262	4,854	17,116
Non-interest expense	37,011	2,998	40,009

Income before provision for income taxes	18,563	1,856	20,419
Provision for income taxes	4,141	743	4,884

Net income	$14,422	$1,113	$15,535

For the Three Months ended September 30, 2012:
Interest income	$52,288	$—	$52,288
Interest expense	10,594	—	10,594

Net interest income	41,694	—	41,694
Provision for credit losses	4,497	—	4,497

Net interest income after provision for credit losses	37,197	—	37,197
Non-interest income	11,583	4,379	15,962
Non-interest expense	34,134	2,656	36,790

Income before provision for income taxes	14,646	1,723	16,369
Provision for income taxes	2,773	690	3,463

Net income	$11,873	$1,033	$12,906

For the Nine Months ended September 30, 2013:
Interest income	$163,634	$—	$163,634
Interest expense	25,385	—	25,385

Net interest income	138,249	—	138,249
Provision for credit losses	5,942	—	5,942

Net interest income after provision for credit losses	132,307	—	132,307
Non-interest income	37,642	14,694	52,336
Non-interest expense	111,384	8,872	120,256

Income before provision for income taxes	58,565	5,822	64,387
Provision for income taxes	13,486	2,329	15,815

Net income	$45,079	$3,493	$48,572

For the Nine Months ended September 30, 2012:
Interest income	$158,514	$—	$158,514
Interest expense	33,450	—	33,450

Net interest income	125,064	—	125,064
Provision for credit losses	16,602	—	16,602

Net interest income after provision for credit losses	108,462	—	108,462
Non-interest income	33,788	13,390	47,178
Non-interest expense	100,387	8,151	108,538

Income before provision for income taxes	41,863	5,239	47,102
Provision for income taxes	8,112	2,096	10,208

Net income	$33,751	$3,143	$36,894

Total non-fiduciary assets of the trust and investment services segment were $3.3 million and $2.8 million at September 30, 2013 and 2012, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2013. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2012 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, respectively, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and Fidelity may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and Fidelity may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and Fidelity may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

On November 30, 2012, WesBanco completed its acquisition of Fidelity Bancorp, Inc. (“Fidelity”), headquartered in Pittsburgh, Pennsylvania. The acquisition was valued at $70.0 million and added 13 branches in the Pittsburgh area to the Bank’s branch network as part of the western Pennsylvania region. WesBanco issued 2,538,460 shares of its common stock and paid $15.4 million in cash in exchange for Fidelity common stock. The acquisition was accounted for as a tax-free exchange for tax purposes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2013 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Diluted earnings per share for the nine month period ended September 30, 2013 were up 20.3% to $1.66 compared to $1.38 for the same period last year, while net income for the 2013 nine month period was $48.6 million compared to $36.9 million for 2012, representing an increase of 31.7%. For the third quarter of 2013, diluted earnings per share totaled $0.53 compared to $0.48 for the third quarter of last year, representing an increase of 10.4%, while net income for the 2013 third quarter totaled $15.5 million compared to $12.9 million for 2012, representing an increase of 20.4%. The increased net income improved the return on average assets to 1.07% from 0.89% in the first nine months of last year. The 2013 results include the effect of the late 2012 acquisition of Fidelity.

Net interest income increased $4.4 million or 10.6% in the third quarter of 2013 compared to the same quarter for 2012, due to a 9.8% increase in average earning assets, primarily through increased average loan balances, both organic and from the Fidelity acquisition. Year-to-date, net interest income increased $13.2 million or 10.5% from last year. In addition, the net interest margin increased slightly to 3.52% in the third quarter of 2013, from 3.51% last year. Year-to-date the margin was 3.58% compared to 3.53% in 2012. The year-to-date margin improvement was due to lower funding costs resulting from a 37.4% average reduction in higher rate FHLB advances and other borrowings, primarily through maturities, a 12.7% increase in total average deposits, with 85.4% of the increase from lower cost demand, money market or savings accounts and the repricing at lower rates of maturing CDs. Accretion of the purchase accounting adjustments for loans, CDs and borrowings acquired with the Fidelity merger also improved the net interest margin by 10 basis points year-to-date.

Credit quality has continued to improve over the past year. Total non-performing loans at September 30, 2013 were $53.6 million or 1.40% of total loans, which represents a 9.3% decrease from $59.1 million or 1.76% at September 30, 2012. Criticized and classified loans decreased 28.4% over the last twelve months to $141.3 million, or 3.68% of total loans at September 30, 2013 from $197.4 million and 5.89% last year. The decreases in non-performing loans and criticized and classified loans included the effect of a third quarter 2013 sale of classified loans with a carrying value of $9.4 million, of which $7.3 million were non-performing.

Net charge-offs for the third quarter of 2013 were $5.8 million, or 0.60% of average portfolio loans, and $11.3 million or 0.30% for the year-to-date period, compared to net charge-offs of $4.6 million or 0.54% for the third quarter of 2012, and $18.0 million or 0.55% for the first nine months of 2012. The third quarter of 2013 includes charges-offs related to the loan sale of $3.5 million which were mostly covered by existing reserves.

As a result of an improvement in all measures of credit quality, the provision for credit losses was $2.8 million for the third quarter of 2013, compared to $4.5 million for the same quarter in 2012, and $5.9 million year-to-date compared to $16.6 million last year. The third quarter provision increased $1.8 million from the second quarter of 2013 due primarily to loan growth, increases in one smaller loan specific reserve and the impact on applicable historical loss rates of charge-offs related to the loan sales in the current quarter. The allowance for loan losses represented 1.23% of total portfolio loans at the end of the third quarter 2013 compared to 1.59% last year.

Non-interest income for the quarter ended September 30, 2013 increased $1.2 million or 7.2% compared to the third quarter of 2012, and year-to-date the increase was $5.2 million or 10.9%. Trust fees increased 10.9% for the quarter and 9.7% year-to-date, as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 8.2% year-over-year. Net securities brokerage revenues increased 33.2% and 39.9%, respectively, for the quarter and year-to-date periods also due to the new business initiatives. Service charges on deposits and electronic banking fees also continued to grow in the third quarter. Net gains on sales of mortgage loans increased 16.0% year-to-date but decreased in the third quarter due to mortgages being retained during the quarter. In the third quarter there were a lower number of applications due to higher interest rates and fewer refinances. Securities gains were lower due to reduced portfolio restructuring compared to prior periods as interest rates increased.

Non-interest expense increased $3.2 million or 8.8% for the third quarter of 2013 compared to the third quarter of 2012, and $11.7 million or 10.8% for the first nine months of 2013, partially due to recurring expenses related to operating 13 additional branches acquired in the Fidelity acquisition. Most of the back-office and other administrative savings targeted to be obtained from the merger were accomplished by the end of the second quarter. Salaries and wages increased 11.7% for the third quarter and year-to-date periods compared to the same periods in 2012, due to routine annual adjustments to compensation, increased incentives and commissions on higher loan originations and brokerage revenue and an increase in full-time equivalent employees (“FTEs”) of 96, primarily from the Fidelity acquisition. Employee benefit expenses increased primarily from increased pension expense and payroll taxes. Marketing costs were higher compared to 2012 due to additional marketing initiatives during 2013. Lower merger-related costs benefited both the quarter and the year-to-date period of 2013.

The provision for federal and state income taxes increased $5.6 million to $15.8 million for the nine months ended September 30, 2013 compared to $10.2 million in the comparable 2012 period. The increase in income tax expense was due to a $17.3 million increase in pre-tax income, which caused a higher effective tax rate of 24.6% compared to 21.7% for 2012.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2013	2012	2013	2012
Net interest income	$46,131	$41,694	$138,249	$125,064
Taxable equivalent adjustments to net interest income	1,807	1,676	5,249	4,992

Net interest income, fully taxable equivalent	$47,938	$43,370	$143,498	$130,056

Net interest spread, non-taxable equivalent	3.27%	3.20%	3.30%	3.22%
Benefit of net non-interest bearing liabilities	0.12%	0.17%	0.14%	0.17%

Net interest margin	3.39%	3.37%	3.44%	3.39%
Taxable equivalent adjustment	0.13%	0.14%	0.14%	0.14%

Net interest margin, fully taxable equivalent	3.52%	3.51%	3.58%	3.53%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $4.4 million or 10.6% in the third quarter and $13.2 million or 10.5% in the first nine months of 2013 compared to the same periods in 2012 due to increased average earning assets, primarily through increased average loan balances. Average earning assets increased $484.4 million or 9.8% in the third quarter of 2013 and $450.4 million or 9.2% in the year-to-date period due to growth in average portfolio loan balances of $487.0 million or 14.6% in the third quarter and $466.9 million or 14.3% in the year-to-date period. Approximately two-thirds of the loan growth was from the western Pennsylvania region, which includes the loans acquired, and those subsequently originated, relating to the acquired Fidelity market area. The increase in average earning assets was funded primarily by increases in deposits. Total average deposits in the third quarter increased by $568.8 million or 12.8% from the 2012 third quarter with approximately 70% of the increase provided by the western Pennsylvania region. Deposit increases occurred primarily in demand deposit, savings and money market accounts, with increases other than through the acquisition resulting from marketing campaigns, customer incentives, wealth management and business initiatives, as well as initial deposits from Marcellus and Utica shale gas bonus and royalty payments which totaled $72 million in the third quarter and $243 million in the first nine months. In addition, the net interest margin increased 1 basis point in the third quarter to 3.52% and 5 basis points in the first nine months compared to the same periods of 2012. Cost of funds continued to decline due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of FHLB and other borrowings. Accretion of purchase accounting adjustments for loans, CDs and borrowings related to the Fidelity acquisition totaling $0.8 million or 5 basis points in the third quarter of 2013 and $3.7 million or 10 basis points year-to-date, also benefited the margin. The average rate on interest bearing liabilities declined by 31 basis points while the rate on earning assets decreased by 23 basis points in the first nine months of 2013.

Interest income increased $2.0 million or 3.9% in the third quarter and $5.1 million or 3.2% in the first nine months of 2013 compared to the same periods in 2012 due to the higher average earning assets, partially offset by the lower yields. Rates decreased on all significant earning asset categories from reduced rates on new and repriced assets due to lending competition and the lower interest rate environment. Repricing of loans and the necessity of offering lower rates on quality credits caused a decline in loan yields of 39 basis points for the third quarter of 2013 compared to the third quarter of 2012. However, the increase in average loans mitigated the effect of the low interest rate environment, as loans provide the highest rate for investment in new earning assets. In the third quarter of 2013, average loans represented 70.5% of average earning assets, compared to 67.6% in the same quarter of 2012. Securities yields decreased due to the reinvestment of funds from investment maturities, calls and sales, and additional investment purchases at current lower available interest rates. Taxable securities yields decreased 4 basis points in the third quarter of 2013 compared to the third quarter of 2012, while tax-exempt securities yields declined 64 basis points, due to purchases of municipals at lower rates. Because of their relative yield advantage, the average balance of tax-exempt securities increased 21.1% over the third quarter of last year. Average taxable securities decreased due to calls of government agencies and prepayments in mortgage-backed and collateralized mortgage securities, somewhat offset by purchases of lower-premium collateralized mortgage securities. Purchases of collateralized mortgage securities minimizes the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgable securities. At September 30, 2013, held-to-maturity securities represented approximately 39% of total securities with a weighted average life of 6.5 years.

Portfolio loans increased $483.6 million or 14.4% from September 30, 2012, with $319.2 million from the western Pennsylvania region and the remaining $164.4 million from other WesBanco regions, as originations continued to outpace paydowns. Separate from the western Pennsylvania region, WesBanco grew outstanding loans 4.0% from December 31, 2012 as a result of a 40.1% growth in overall loan originations from the prior year. Loan growth was achieved in commercial, commercial real estate, residential real estate and home equity lending.

In the third quarter of 2013, interest expense decreased $2.4 million or 22.7% and, in the first nine months of 2013, decreased $8.1 million or 24.1% compared to the same 2012 periods due to decreases in rates paid and a continued shift in the liability mix towards less expensive sources of funding, while total average interest bearing balances increased 7.8% in the third quarter and 6.8% in the first nine months. The average rate paid on interest bearing liabilities decreased 30 basis points to 0.73% in the 2013 third quarter from 1.03% in the same quarter of 2012. For the first nine months of 2013, the average rate paid decreased 31 basis points to 0.77% from 1.08% in 2012. Rates paid on deposits declined by 19 basis points in the third quarter due to declines in all deposit categories, as a result of management reducing offered interest rates for most products and mark-to-market accretion of the certificates of deposit acquired from Fidelity. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 32.5% of total average deposits from 34.0% in the third quarter of last year. Average interest bearing deposits increased by $419.0 million from the third quarter of 2012 with approximately 80% due to the acquisition, and non-interest bearing demand deposits increased by $149.9 million with approximately 50% related to the acquisition. Average deposits increased most significantly in demand and savings product categories, even as offered rates on interest bearing accounts were reduced. Total average demand deposits, including interest bearing and non-interest bearing, increased $252.6 million or 16.7% in the 2013 third quarter compared to the third quarter of 2012 with approximately 80% due to the acquisition. Average certificates of deposit increased by only 7.7%, primarily due to the acquisition and higher CDARS® balances, as WesBanco continued to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificate of deposit customers. Deposit increases were used to pay down higher-cost maturing FHLB borrowings and certain other borrowings, significantly contributing to the reduced cost of funds. Average total FHLB and other borrowings decreased $97.1 million or 30.9%, due to maturities and paydowns, and were 4.9% of average interest bearing liabilities in the third quarter of 2013 compared to 7.7% in the same 2012 quarter.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks - interest bearing	$19,132	0.21%	$23,504	0.17%	$35,918	0.22%	$28,407	0.23%
Loans, net of unearned income (1)	3,814,710	4.54%	3,327,666	4.95%	3,742,840	4.70%	3,275,987	5.07%
Securities: (2)
Taxable	1,165,023	2.48%	1,226,207	2.52%	1,188,633	2.47%	1,268,739	2.60%
Tax-exempt (3)	395,705	5.22%	326,722	5.86%	378,684	5.28%	318,210	5.98%

Total securities	1,560,728	3.18%	1,552,929	3.22%	1,567,317	3.15%	1,586,949	3.28%
Other earning assets	12,838	1.50%	18,904	0.42%	16,164	0.88%	20,448	0.44%

Total earning assets (3)	5,407,408	4.13%	4,923,003	4.37%	5,362,239	4.21%	4,911,791	4.44%

Other assets	710,760		633,380		723,014		642,838

Total Assets	$6,118,168		$5,556,383		$6,085,253		$5,554,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$856,745	0.17%	$753,966	0.21%	$855,009	0.16%	$736,144	0.21%
Money market accounts	843,520	0.16%	768,527	0.25%	845,960	0.16%	775,192	0.31%
Savings deposits	773,432	0.07%	649,231	0.12%	766,574	0.07%	633,829	0.15%
Certificates of deposit	1,628,335	1.36%	1,511,330	1.70%	1,625,312	1.45%	1,543,703	1.73%

Total interest bearing deposits	4,102,032	0.62%	3,683,054	0.81%	4,092,855	0.66%	3,688,868	0.86%
Federal Home Loan Bank borrowings	60,135	1.92%	119,464	3.40%	65,321	1.84%	142,734	3.45%
Other borrowings	157,328	1.64%	195,109	2.38%	146,632	1.73%	195,810	2.39%
Junior subordinated debt	106,123	3.01%	106,087	3.26%	108,181	3.10%	106,079	3.27%

Total interest bearing liabilities (1)	4,425,618	0.73%	4,103,714	1.03%	4,412,989	0.77%	4,133,491	1.08%
Non-interest bearing demand deposits	906,638		756,782		890,456		734,248
Other liabilities	52,450		40,221		52,564		39,241
Shareholders’ Equity	733,462		655,666		729,244		647,649

Total Liabilities and Shareholders’ Equity	$6,118,168		$5,556,383		$6,085,253		$5,554,629

Taxable equivalent net interest spread		3.40%		3.34%		3.44%		3.36%
Taxable equivalent net interest margin		3.52%		3.51%		3.58%		3.53%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $1.0 million for both of the three months ended September 30, 2013 and 2012 and $3.0 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively. Additionally, loan accretion included in net interest income on acquired Fidelity loans was $0.4 million for the three months ended September 30, 2013 and $2.3 million for the nine months ended September 30, 2013, while accretion on acquired Fidelity interest bearing liabilities was $0.4 million for the three months ended September 30, 2013 and $1.4 million for the nine months ended September 30, 2013.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2013 Compared to September 30, 2012			Nine Months Ended September 30, 2013 Compared to September 30, 2012
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(2)	$2	$—	$13	$(3)	$10
Loans, net of unearned income	5,831	(3,576)	2,255	16,780	(9,419)	7,361
Taxable securities	(381)	(115)	(496)	(1,521)	(1,248)	(2,769)
Tax-exempt securities (1)	937	(566)	371	2,516	(1,780)	736
Other earning assets	(8)	36	28	(16)	56	40

Total interest income change (1)	6,377	(4,219)	2,158	17,772	(12,394)	5,378

Increase (decrease) in interest expense:
Interest bearing demand deposits	50	(78)	(28)	166	(263)	(97)
Money market accounts	44	(186)	(142)	150	(913)	(763)
Savings deposits	34	(108)	(74)	124	(426)	(302)
Certificates of deposit	478	(1,331)	(853)	1,012	(3,436)	(2,424)
Federal Home Loan Bank borrowings	(389)	(340)	(729)	(1,498)	(1,286)	(2,784)
Other borrowings	(199)	(319)	(518)	(765)	(838)	(1,603)
Junior subordinated debt	—	(64)	(64)	50	(142)	(92)

Total interest expense change	18	(2,426)	(2,408)	(761)	(7,304)	(8,065)

Net interest income increase (decrease) (1)	$6,359	$(1,793)	$4,566	$18,533	$(5,090)	$13,443

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses for the nine months ended September 30, 2013 decreased $10.7 million or 64.2% to $5.9 million compared to $16.6 million for the nine months ended September 30, 2012. This decrease is the result of a 37.4% decrease in net charge-offs, a 9.3% decrease in non-performing loans, a 28.4% reduction in classified and criticized loans, relatively low delinquency, and improved economic conditions in WesBanco’s market areas. The third quarter 2013 provision for credit losses decreased to $2.8 million as compared to $4.5 million for the same quarter in 2012 for the above noted reasons. The third quarter provision increased $1.8 million from the second quarter of 2013 due primarily to loan growth, increases in certain loan specific reserves and the impact on applicable historical loss rates of charge-offs related to the loan sales in the current quarter. The allowance for loan losses represented 1.23% of total portfolio loans at September 30, 2013, compared to 1.43% at December 31, 2012 and 1.59% at September 30, 2012. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Trust fees	$4,854	$4,379	$475	10.9%	$14,694	$13,390	$1,304	9.7%
Service charges on deposits	4,650	4,362	288	6.6%	13,309	12,574	735	5.8%
Electronic banking fees	3,124	2,846	278	9.8%	9,186	8,529	657	7.7%
Net securities brokerage revenue	1,506	1,131	375	33.2%	4,644	3,319	1,325	39.9%
Bank-owned life insurance	911	891	20	2.2%	3,739	2,646	1,093	41.3%
Net gains on sales of mortgage loans	745	993	(248)	(25.0%)	2,157	1,860	297	16.0%
Net securities (losses)/gains	(15)	316	(331)	(104.7%)	687	1,711	(1,024)	(59.8%)
Net gains/(losses) on other real estate owned and other assets	8	(48)	56	116.7%	63	(298)	361	121.1%
Net insurance services revenue	673	612	61	10.0%	2,112	1,893	219	11.6%
Other	660	480	180	37.5%	1,745	1,554	191	12.3%

Total non-interest income	$17,116	$15,962	$1,154	7.2%	$52,336	$47,178	$5,158	10.9%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $1.2 million or 7.2% in the third quarter and $5.2 million or 10.9% in the first nine months of 2013 compared to the same periods in 2012. Trust fees increased 10.9% in the third quarter and 9.7% in the first nine months of 2013 as assets under management continued to increase over last year, from customer development initiatives and overall market improvements. Net securities brokerage revenues increased 33.2% and 39.9%, respectively, for the quarter and year-to-date periods also due to the new business initiatives. Service charges on deposits and electronic banking fees also continued to grow in the third quarter. Net gains on sales of mortgage loans increased 16.0% year-to-date but decreased in the third quarter due to mortgages being retained during the quarter. Securities gains were lower due to reduced portfolio restructuring compared to prior periods. In addition, 2013 non-interest income included a $1.1 million bank-owned life insurance death benefit in the first quarter.

Trust fees increased $0.5 million or 10.9% compared to the third quarter of 2012, and $1.3 million or 9.7% compared to the first nine months of 2012, due to new business and higher average trust assets from overall market improvements and the implementation of an organization-wide trust and investment development program and a private banking program for high net worth customers which began in 2012. Higher tax preparation fees for the year-to-date period also contributed to the increase. Trust assets at September 30, 2013 increased to $3.5 billion from $3.2 billion at September 30, 2012. Quarter end trust assets include managed assets of $2.8 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $856.9 million as of September 30, 2013 and $796.0 million at December 31, 2012, and are included in trust managed assets.

Service charges on deposits, which are primarily customer overdraft fees, increased 5.8% in the first nine months of the year compared to the same period in 2012 due to a higher number of demand deposit accounts, which grew 15.7% in the last twelve months. Growth in deposits was achieved primarily from Fidelity, and the Bank’s own marketing initiatives, which included two marketing campaigns in 2013 targeting non-interest bearing checking accounts and debit card usage.

Electronic banking fees, which include debit card interchange fees, improved by $0.7 million or 7.7% compared to the prior year, due to a higher volume of debit card transactions, which have continued to grow due to marketing initiatives and as customers move more towards electronic transactions.

Net securities brokerage revenue increased $0.4 million or 33.2% compared to the third quarter of 2012 and 39.9% compared to the first nine months of 2012 primarily due to increased production resulting from the implementation of an organization-wide cross-selling program, additional market coverage in the Pittsburgh area and overall improved production in other markets, as well as a new retail licensed banker program throughout our markets.

Net gains on sales of mortgage loans increased 16.0% year-to-date but decreased in the third quarter due to mortgages being retained during the quarter. In the third quarter, refinancing applications decreased due to an industry-wide slowdown as mortgage rates rose in the second quarter particularly affecting refinances. Overall mortgage production increased 32.0% from the first nine months of 2012, and 25.2% from the third quarter of 2012. Mortgages sold into the secondary market during the nine months ended September 30, 2013 increased 26.1% compared to the first nine months of 2012, but decreased 26.9% in the third quarter compared to the 2012 third quarter as management retained 75.4% of mortgage production in the third quarter of 2013 compared to 57.8% in the third quarter of 2012.

Net gains/(losses) on other real estate owned and other assets improved $0.4 million year-to-date compared to the same period in 2012 due to improved pricing for liquidated property.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and wages	$16,480	$14,758	$1,722	11.7%	$48,079	$43,028	$5,051	11.7%
Employee benefits	5,323	5,000	323	6.5%	17,481	15,538	1,943	12.5%
Net occupancy	2,921	2,654	267	10.1%	8,943	8,133	810	10.0%
Equipment	2,692	2,300	392	17.0%	7,901	6,617	1,284	19.4%
Marketing	1,585	795	790	99.4%	4,015	3,282	733	22.3%
FDIC insurance	916	951	(35)	(3.7%)	2,806	2,962	(156)	(5.3%)
Amortization of intangible assets	556	519	37	7.1%	1,742	1,580	162	10.3%
Restructuring and merger-related expenses	36	1,518	(1,482)	(97.6%)	1,265	1,518	(253)	(16.7%)
Miscellaneous, franchise, and other taxes	1,523	1,430	93	6.5%	4,538	4,278	260	6.1%
Postage	791	784	7	0.9%	2,464	2,269	195	8.6%
Consulting, regulatory, accounting and advisory fees	1,185	873	312	35.7%	3,233	2,919	314	10.8%
Other real estate owned and foreclosure expenses	563	308	255	82.8%	1,522	1,519	3	0.2%
Legal fees	665	588	77	13.1%	2,026	1,904	122	6.4%
Communications	711	614	97	15.8%	2,093	1,895	198	10.4%
ATM and interchange expenses	1,096	977	119	12.2%	3,214	2,735	479	17.5%
Supplies	617	568	49	8.6%	1,971	1,838	133	7.2%
Other	2,349	2,153	196	9.1%	6,963	6,523	440	6.7%

Total non-interest expense	$40,009	$36,790	$3,219	8.8%	$120,256	$108,538	$11,718	10.8%

Non-interest expense increased $3.2 million or 8.8% in the third quarter and $11.7 million or 10.8% year-to-date compared to the same periods in 2012, primarily due to expenses related to operating 13 additional branches acquired in the Fidelity acquisition. Expenses were relatively unchanged compared to the second quarter of 2013.

Salaries and wages increased $1.7 million in the third quarter of 2013 and $5.1 million year-to-date over the comparable periods in 2012 due to routine annual adjustments to compensation, increased commissions on higher loan originations and brokerage revenue and an increase in FTEs of 96, primarily to operate the Pittsburgh franchise. Pre-merger, Fidelity had approximately 160 FTEs with approximately 60 FTEs eliminated after data conversion and other projects were completed. Employee benefits expense increased $0.3 million for the quarter and $1.9 million year-to-date primarily due to higher payroll taxes and higher pension expense from changes in certain assumptions. Supplemental employee retirement benefits were down $0.3 million related to the bank-owned life insurance claim.

Net occupancy and equipment increased for both the quarter and year-to-date periods due to increased depreciation and other maintenance costs resulting from the Fidelity acquisition, which added approximately $9.1 million in depreciable assets at fair value. In addition, new teller cash recycling machines were introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced FTEs.

Marketing expenses for the nine month period of $4.0 million increased 22.3% over the comparable prior year period due to the addition of the Pittsburgh metropolitan market. Marketing expenses in 2013 also included multiple marketing campaigns targeting non-interest bearing checking accounts and debit card usage as compared to lower campaign expense in 2012.

FDIC insurance expenses decreased $0.2 million or 5.3% year-to-date due to improving capital, net income and loan quality financial ratios which are used to calculate the assessment rate, even after adding in the deposits and other liabilities of Fidelity.

Amortization of intangible assets increased $0.2 million or 10.3% year-to-date due to the Fidelity acquisition, which added approximately $4.7 million in core deposit intangibles.

Restructuring and merger-related expenses of $1.3 million in 2013 include $0.3 million related to systems conversion, $0.4 million in employee severance, $0.2 million in accounting and valuation expenses and $0.4 million of various other merger-related expenses, as compared to $1.5 million last year.

Other real estate owned and foreclosure expenses increased $0.3 million in the third quarter but remained flat year-to-date from 2012 due to the timing of foreclosure-related expenses and liquidation activity in the current year. Other real estate owned and repossessed assets were $5.2 million at September 30, 2013 down $0.8 million from December 31, 2012.

ATM and interchange expenses, which include debit card processing fees, increased $0.5 million or 17.5% in the first nine months of 2013 compared to the same period in 2012, due to a higher volume of debit card transactions during the period as demand deposit accounts grew 15.7% in the last twelve months, primarily from Fidelity, and the Bank’s own marketing initiatives.

Electronic bill pay expenses in 2013 increased $0.3 million or 30.7% compared to the prior year, due to a higher volume of online bill pay transactions, which have continued to grow as customers move more towards electronic transactions.

INCOME TAXES

The provision for federal and state income taxes increased $5.6 million to $15.8 million for the nine months ended September 30, 2013 compared to $10.2 million in the comparable 2012 period. The increase in income tax expense was due to a $17.3 million increase in pre-tax income, which caused a higher effective tax rate of 24.6% compared to 21.7% for 2012.

FINANCIAL CONDITION

Total assets increased 1.0% while shareholders’ equity increased 3.2% compared to December 31, 2012. Net loans increased 4.2% compared to December 31, 2012 as loan originations and resulting outstandings outpaced pay-downs. Deposits increased 2.3% compared to December 31, 2012 primarily due to a 4.8% increase in demand deposits, a 4.8% increase in savings deposits, and a 1.3% increase in money market deposits, which were slightly offset by a 0.7% decrease in CDs. The increases in demand, savings deposits, and money market deposits are primarily a result of marketing campaigns, customer incentives, additional wealth management deposits, and treasury management and other business banking initiatives for commercial customers. Deposits also benefited from customers receiving bonus and royalty payments from natural gas companies operating in the Marcellus and Utica shale formations in southwestern Pennsylvania, eastern Ohio and northern West Virginia. The reduction in CDs was anticipated due to lower offered rates for new and rollover CDs, and customers’ desire to shorten interest rate maturities. FHLB borrowings decreased 46.1% from December 31, 2012 as higher cost maturing FHLB borrowings were liquidated using available funding provided by the increase in lower cost deposits. Total shareholders’ equity increased by approximately $22.5 million or 3.2% compared to December 31, 2012, due to net income exceeding dividends for the period by $31.6 million and a $3.0 million increase in capital stock and surplus resulting primarily from employee benefit plan transactions, which was partially offset by a $13.2 million change in unrealized gains in the available-for-sale securities portfolio recognized in accumulated other comprehensive income due to the rising rate environment.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	September 30, 2013	December 31, 2012	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$70,657	$96,612	$(25,955)	(26.9)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	681,011	732,210	(51,199)	(7.0)
Obligations of states and political subdivisions	128,232	148,635	(20,403)	(13.7)
Corporate debt securities	41,582	32,685	8,897	27.2

Total debt securities	921,482	1,010,142	(88,660)	(8.8)
Equity securities	11,973	11,102	871	7.8

Total available-for-sale securities	$933,455	$1,021,244	$(87,789)	(8.6)

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$105,907	$152,872	$(46,965)	(30.7)
Other residential collateralized mortgage obligations	—	353	(353)	(100.0)
Obligations of states and political subdivisions	493,968	449,284	44,684	9.9
Corporate debt securities	2,713	—	2,713	100.0

Total held-to-maturity securities	602,588	602,509	79	0.0

Total securities	$1,536,043	$1,623,753	$(87,710)	(5.4)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.37%	2.36%
As a % of total securities	60.8%	62.9%
Weighted average life (in years)	4.3	3.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.60%	4.52%
As a % of total securities	39.2%	37.1%
Weighted average life (in years)	6.5	5.2

Total securities:
Weighted average yield at the respective period end (2)	3.25%	3.16%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	5.6	3.9

(1)	At September 30, 2013 and December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $87.7 million or 5.4% from December 31, 2012 to September 30, 2013. Through the first nine months of 2013, the available-for-sale portfolio decreased by $87.8 million or 8.6% while the held-to-maturity portfolio remained relatively unchanged. This is particularly due to all recent purchases of municipal bonds being placed into the held-to-maturity category due to the potential impact on shareholders’ equity associated with the current interest rate environment and security maturity length. These purchases of municipal securities have offset paydowns or calls of residential mortgage-backed securities and municipal bonds in the held-to-maturity category. For the nine months ended September 30, 2013, security sales totaled $9.3 million and maturities, paydowns, and calls totaled $267.3 million. These were partially offset by purchases of $214.3 million in the first nine months of 2013.

Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2013 and December 31, 2012 were ($0.1) million and $13.0 million, respectively. Unrealized gains on available-for-sale securities decreased due to a significant increase in market rates from December 31, 2012. With approximately 39% of the total investment portfolio in the held-to-maturity category, the volatility in interest rates that has occurred recently does not have as much impact on other comprehensive income as if the entire portfolio was included in the category available-for-sale.

WesBanco’s municipal portfolio comprises 40.5% of the overall securities portfolio, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$47,029	7.5	$55,225	8.8
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	434,391	69.6	470,259	74.8
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	125,593	20.1	77,071	12.3
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	8,058	1.3	14,005	2.2
Not rated by either agency	9,147	1.5	11,774	1.9

Total municipal bond portfolio	$624,218	100.0	$628,334	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of September 30, 2013 and December 31, 2012, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$442,452	70.9	$456,405	72.6
Revenue	181,766	29.1	171,929	27.4

Total municipal bond portfolio	$624,218	100.0	$628,334	100.0

Municipal bond issuer:
State Issued	$53,084	8.5	$43,268	6.9
Local Issued	571,134	91.5	585,066	93.1

Total municipal bond portfolio	$624,218	100.0	$628,334	100.0

The amortized cost of the municipal bond portfolio at September 30, 2013 and December 31, 2012 was $617.4 million and $588.8 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2013:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2013
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$172,645	27.7
Ohio	87,600	14.0
Texas	60,080	9.6
Illinois	36,820	5.9
Michigan	26,997	4.3
All other states	240,076	38.5

Total municipal bond portfolio	$624,218	100.0

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

LOANS AND CREDIT RISK

Loans represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income. Business purpose loans consist of commercial real estate (“CRE”) loans and other commercial and industrial (“C&I”) loans that are not secured by real estate. CRE loans are further segmented into land and construction loans, and loans for improved property. Consumer purpose loans consist of residential real estate loans, home equity lines of credit and other consumer loans. Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market, but at times may also include other types of loans. The outstanding balance of each major category of the loan portfolio is summarized in Table 10.

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

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2013		December 31, 2012
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$217,036	5.6	$193,004	5.2
Improved property	1,650,746	43.0	1,665,341	44.9

Total commercial real estate	1,867,782	48.6	1,858,345	50.1
Commercial and industrial	544,202	14.1	478,025	12.9
Residential real estate:
Land and construction	23,585	0.6	11,805	0.3
Other	856,118	22.3	781,897	21.0
Home equity	283,488	7.4	277,226	7.5
Consumer	261,363	6.8	280,464	7.6

Total portfolio loans	3,836,538	99.8	3,687,762	99.4
Loans held for sale	6,601	0.2	21,903	0.6

Total loans	$3,843,139	100.0	$3,709,665	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $133.5 million or 3.6% from December 31, 2012 to September 30, 2013, as new loan originations outpaced pay-downs and grew 40.1% compared to originations in the first nine months of 2012. CRE land and construction loans increased $24.0 million or 12.5% as new construction loans and advances on existing loans exceeded completed projects transferred to CRE improved property. CRE improved property loans decreased $14.6 million or 0.9% primarily due to repayment of recently completed construction loans that were refinanced in the conduit market upon completion or stabilization of the project. C&I loans increased $66.2 million or 13.8% from December 31, 2012, approximately half of which is attributable to an increase in the usage of existing lines of credit with the remainder attributable to new loan originations. Residential real estate loans increased $86.0 million or 10.8% from December 31, 2012, primarily due to a 34.6% increase in new loan originations during the nine months ended September 30, 2013 over the comparable period in 2012 combined with management’s election to retain for its portfolio approximately 65% of new mortgage originations in both the first nine months of 2013 and 2012, respectively. Management retained 75.4% of mortgage production in the third quarter of 2013; however mortgage applications declined due to higher interest rates and fewer refinances. Home equity lines of credit increased $6.3 million or 2.3% from December 31, 2012, while consumer loans decreased $19.1 million or 6.8% due to reduced loan demand and competitive factors. Loans held for sale decreased $15.3 million due to timing of scheduled closings and due to more mortgages being retained in the portfolio during the quarter. Loan growth has been achieved in 2013 while also maintaining WesBanco’s disciplined underwriting and pricing practices in a highly competitive lending market for high quality borrowers.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans:
Commercial real estate - land and construction	$4,675	$4,668
Commercial real estate - improved property	18,105	18,239
Commercial and industrial	3,014	3,387
Residential real estate	10,085	11,247
Home equity	1,636	1,184
Consumer	645	647

Total non-accrual loans	38,160	39,372

TDRs accruing interest:
Commercial real estate - land and construction	—	2,537
Commercial real estate - improved property	3,152	10,198
Commercial and industrial	555	632
Residential real estate	10,209	9,022
Home equity	891	1,022
Consumer	673	870

Total TDRs accruing interest (1)	15,480	24,281

Total non-performing loans	$53,640	$63,653

Other real estate owned and repossessed assets	5,184	5,988

Total non-performing assets	$58,824	$69,641

Non-performing loans/total loans	1.40%	1.73%
Non-performing assets/total assets	0.96%	1.15%
Non-performing assets/total loans, other real estate and repossessed assets	1.53%	1.89%

(1)	TDRs on non-accrual of $12.9 million and $15.0 million at September 30, 2013 and December 31, 2012, respectively, are included in total non-accrual loans.

Non-performing loans which consist of non-accrual loans and TDRs decreased $10.0 million or 15.7% from December 31, 2012 to September 30, 2013. The decrease in non-performing loans includes the effect of a third quarter 2013 sale of classified loans with a carrying value of $9.4 million, of which $7.3 million were non-performing. Most of the decrease was in TDRs accruing interest, which decreased $8.8 million as a result of principal reductions, loan sale proceeds, and the migration of certain commercial real estate TDRs to non-accrual. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $0.8 million from December 31, 2012 to September 30, 2013, as sales of foreclosed properties exceeded new foreclosures and repossessions.

The following table presents non-performing asset activity:

TABLE 12. NON-PERFORMING ASSET ACTIVITY

	For the Nine Months Ended September 30, 2013
	Non-Accrual Loans			Accruing TDRs	Other Real Estate and Repossessed Assets	Total Non- Performing Assets
(unaudited, in thousands)	TDRs	Other	Total
Beginning balance	$15,001	$24,371	$39,372	$24,281	$5,988	$69,641
Activity during the period:
Additions to non-accrual or TDR	1,501	17,698	19,199	1,284	—	20,483
Foreclosed real estate	—	—	—	—	1,800	1,800
Repossessed other collateral	—	—	—	—	2,120	2,120
Charge-offs or charge-downs	(2,852)	(10,178)	(13,030)	(16)	(136)	(13,182)
Loans returned to accrual	(1,343)	(1,400)	(2,743)	1,343	—	(1,400)
Other real estate sold	—	—	—	—	(2,532)	(2,532)
Repossessed assets sold	—	—	—	—	(2,054)	(2,054)
Loan sale proceeds		(3,118)	(3,118)	(1,639)	—	(4,757)
Transfer between categories	5,073	—	5,073	(5,073)	—	—
Principal payments / other changes, net	(4,460)	(2,133)	(6,593)	(4,700)	(2)	(11,295)

Ending balance	$12,920	$25,240	$38,160	$15,480	$5,184	$58,824

TABLE 13. PAST DUE AND ACCRUING LOANS EXCLUDING TDRs

(unaudited, dollars in thousands)	September 30, 2013	December 31, 2012
Loans past due 90 days or more:
Commercial real estate - land and construction	$248	$—
Commercial real estate - improved property	541	338
Commercial and industrial	68	98
Residential real estate	1,601	3,199
Home equity	307	722
Consumer	278	937

Total portfolio loans	3,043	5,294
Loans held for sale	—	—

Total loans past due 90 days or more	$3,043	$5,294

Loans past due 30 to 89 days:
Commercial real estate - land and construction	$38	$750
Commercial real estate - improved property	3,999	6,328
Commercial and industrial	2,136	500
Residential real estate	4,237	7,977
Home equity	1,989	1,322
Consumer	3,212	5,666

Total portfolio loans	15,611	22,543
Loans held for sale	—	—

Total loans past due 30 to 89 days	$15,611	$22,543

Loans past due 90 days or more and accruing to total loans	0.08%	0.14%
Loans past due 30-89 days to total loans	0.41%	0.61%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $2.3 million or 42.5% from December 31, 2012. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days decreased $6.9 million or 30.8% between December 31, 2012 and September 30, 2013 as a result of a continued focus on controlling early stage delinquency and improvement in economic conditions in WesBanco’s market areas, as well as more aggressive collection activities in the Western Pennsylvania market on former Fidelity loans that were past due on the merger date.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses decreased $5.4 million to $47.3 million from December 31, 2012 to September 30, 2013 due to lower delinquency, decreases in net charge-offs, and reduced levels of classified and criticized loans and represented 1.23% of total loans at September 30, 2013, compared to 1.43% at December 31, 2012 and 1.59% at September 30, 2012. However, if the acquired Fidelity loans, which were recorded at fair value at the date of acquisition, were excluded from the ratio, the allowance would approximate 1.30% of the adjusted loan total at September 30, 2013. The overall improvement in credit quality supported the reduction in the allowance and a lower provision expense for the nine months ended September 30, 2013. The third quarter provision increased $1.8 million from the second quarter of 2013 due primarily to loan growth, increases in certain loan specific reserves and, to a lesser extent, the impact on applicable historical loss rates of charge-offs related to the loan sales in the current quarter.

Net charge-offs for the third quarter of 2013 were $5.8 million, or 0.60% of average portfolio loans, and $11.3 million or 0.30% for the year-to-date period, compared to net charge-offs of $4.6 million or 0.54% for the third quarter of 2012, and $18.0 million or 0.55% for the first nine months of 2012. The third quarter of 2013 includes charges-offs related to the loan sale of $3.5 million which were mostly covered by existing reserves.

The allowance for loan commitments from December 31, 2012 to September 30, 2013 was relatively unchanged.

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

The internal risk rating is the primary factor for establishing the allowance for all commercial loans, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and are also typically considered classified under the Bank’s risk grading system. Classified and criticized loans decreased $56.1 million or 28.4% from September 30, 2012, from principal reductions, charge-offs, migration of certain loans back to a pass grade as a result of improved risk profiles, and orderly exits of certain loans. Classified and criticized loans decreased $31.4 million or 18.2% from December 31, 2012.

Table 14 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allowance for CRE land and construction loans increased primarily due to the 12.5% increase in CRE land and construction loans from December 31, 2012. The allowance for CRE improved property loans, which represents the largest percent of the total allowance, decreased primarily due to the sale of one non-performing loan which eliminated a $2.1 million specific reserve. The allowance for C&I loans decreased as a result of a 76% reduction in net C&I charge-offs between 2012 and 2013, which more than offset the impact of growth in C&I loans. The allowance for residential real estate and home equity loans decreased due primarily to improving credit quality while the allowance for consumer loans decreased primarily due to the decrease in consumer loans.

TABLE 14. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2013	Percent of Total	December 31, 2012	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,519	9.5	$3,741	7.1
Commercial real estate - improved property	21,511	45.1	23,614	44.5
Commercial and industrial	7,908	16.6	9,326	17.6
Residential real estate	5,799	12.2	7,182	13.5
Home equity	1,997	4.2	2,458	4.6
Consumer	4,883	10.2	5,557	10.5
Deposit account overdrafts	725	1.4	821	1.6

Total allowance for loan losses	$47,342	99.2	$52,699	99.4

Allowance for loan commitments:
Commercial real estate - land and construction	$84	0.2	$27	0.1
Commercial real estate - improved property	24	0.1	25	0.0
Commercial and industrial	151	0.3	215	0.4
Residential real estate	6	0.0	6	0.0
Home equity	86	0.2	49	0.1
Consumer	20	0.0	19	0.0

Total allowance for loan commitments	371	0.8	341	0.6

Total allowance for credit losses	$47,713	100.0	$53,040	100.0

Although the allowance for credit losses is allocated as described in Table 14, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2013.

DEPOSITS

TABLE 15. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2013	December 31, 2012	$ Change	% Change
Deposits
Non-interest bearing demand	$917,478	$874,923	$42,555	4.9
Interest bearing demand	870,319	831,368	38,951	4.7
Money market	858,422	847,805	10,617	1.3
Savings deposits	775,776	740,568	35,208	4.8
Certificates of deposit	1,638,447	1,649,620	(11,173)	(0.7)

Total deposits	$5,060,442	$4,944,284	$116,158	2.3

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 118 branches. Total deposits increased by $116.2 million or 2.3% during the nine months ended September 30, 2013.

Demand deposits and savings deposits increased by 4.8%, while money market deposits increased by 1.3%, due to marketing, incentive compensation paid to customers, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities.

The 0.7% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $364.5 million in total outstanding balances at September 30, 2013 compared to $263.9 million in total outstanding balances at December 31, 2012. Certificates of deposit greater than $250,000 were approximately $183.4 million at September 30, 2013 compared to $189.9 million at December 31, 2012. Certificates of deposit of $100,000 or more were approximately $893.8 million at September 30, 2013 compared to $827.6 million at December 31, 2012. Certificates of deposit totaling approximately $908.9 million at September 30, 2013 with a cost of 1.35% are scheduled to mature within the next 12 months, of which $290 million will mature in the fourth quarter, excluding CDARS®, at a cost of 2.33%. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal or lower for all maturities and types compared to average rates paid on existing CDs.

BORROWINGS

TABLE 16. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2013	December 31, 2012	$ Change	% Change
Federal Home Loan Bank Borrowings	$59,918	$111,187	$(51,269)	(46.1)
Other short-term borrowings	124,179	142,971	(18,792)	(13.1)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,127	113,832	(7,705)	(6.8)

Total	$290,224	$367,990	$(77,766)	(21.1)

During the first nine months of 2013, WesBanco paid down FHLB borrowings scheduled to mature, utilizing funds provided by lower cost deposits or other available cash flows for their payoff. Additional maturities of $20.1 million are scheduled for the last quarter of the year which may result in a further lowering of the cost of wholesale borrowings as these borrowings may be paid off with available funds or renewed at lower market rates. WesBanco also redeemed a $7.5 million former Fidelity trust preferred security with available cash in March at a redemption price of 100% of the principal plus accrued and unpaid interest.

Other short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased, were $124.2 million at September 30, 2013 compared to $143.0 million at December 31, 2012. The decrease in these borrowings has occurred as a result of an $18.8 million decrease in securities sold under agreements to repurchase.

A revolving line of credit with another bank is available to WesBanco. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of the Bank’s common stock of up to $25.0 million. There were no outstanding balances as of September 30, 2013 or December 31, 2012. The line was renewed for one year in July 2013 at similar terms to the existing note.

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

CAPITAL RESOURCES

Shareholders’ equity was $736.7 million at September 30, 2013 compared to $714.2 million at December 31, 2012. Total equity increased due to net income during the current nine month period of $48.6 million. The increase was partially offset by a $12.1 million decrease in other comprehensive income and the declaration of common shareholder dividends totaling $17.0 million for the nine months ended September 30, 2013. WesBanco increased its quarterly dividend rate to $0.20 per share in August, representing a 5.3% increase over the prior quarter rate and a cumulative 43% increase over the last eleven quarters. Dividends represented 35.0% of net earnings for the nine months ended September 30, 2013.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2013, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations as well as the recently finalized Basel III capital standards. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2013, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $40.4 million from the Bank. WesBanco will continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following tables summarize risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

				September 30, 2013			December 31, 2012
(unaudited, dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$539,522	9.27%	$232,791	$510,512	9.34%	$218,640
Tier 1 capital to risk-weighted assets	4.00%		6.00%	539,522	13.08%	164,984	510,512	12.82%	159,287
Total capital to risk-weighted assets	8.00%		10.00%	586,864	14.23%	329,967	560,331	14.07%	318,573

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$495,754	8.55%	$232,000	$475,527	8.80%	$216,132
Tier 1 capital to risk-weighted assets	4.00%		6.00%	495,754	12.08%	164,165	475,527	12.00%	158,504
Total capital to risk-weighted assets	8.00%		10.00%	543,096	13.23%	328,329	525,104	13.25%	317,007

(1)	Minimum to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

In July 2013, the Board of Governors of the Federal Reserve System adopted a final rule that revises risk-based and leverage capital requirements. The final rule consolidates the Notices of Proposed Rulemaking announced in June 2012, with selected changes, resulting in higher risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision capital rules. The final rule is effective January 1, 2015 for smaller, non-complex banking organizations with full Basel III implementation by January 1, 2019.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loan to asset ratio was 61.7% at September 30, 2013 and deposit balances funded 82.4% of assets.

The following table lists the sources of liquidity from assets at September 30, 2013 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$145,639
Securities with a maturity date within the next year	17,372
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	209,693
Callable securities	111,578
Loans held for sale	6,601
Accruing loans scheduled to mature	619,207
Normal loan repayments	321,800

Total sources of liquidity expected within the next year	$1,431,890

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.1 billion at September 30, 2013. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $908.9 million at September 30, 2013, which includes jumbo regular certificates of deposit totaling $304.6 million with a weighted-average cost of 2.27%, and jumbo CDARS® deposits of $184.4 million with a cost of 0.42%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at September 30, 2013 approximated $1.5 billion, compared to $1.3 billion at December 31, 2012. At September 30, 2013, the Bank had unpledged available-for-sale securities with an amortized cost of $304.1 million, a portion of which is an available liquidity source, or could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowings capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2013, WesBanco had a BIC line of credit totaling $143.0 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million, none of which was outstanding at September 30, 2013, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $124.2 million at September 30, 2013 consisted of federal funds purchased, callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during 2013. The repurchase agreements require securities to be pledged equal to or greater than the instrument’s purchase price and may be called at any time by the purchaser, although due to current low interest rates, that is unlikely. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $28.3 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2013. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2013, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $40.4 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Cash Flow Match (“CFM”) and Time to Required Funding (“TRF”). The CFM is defined as year-to-date cash inflows divided by year-to-date cash outflows. The CFM was 1.7 times at September 30, 2013. The internal limit for CFM is for the ratio to be greater than or equal to 1.1 times. The TRF is defined as the number of months of corporate expenses that can be covered by the cash on hand without accessing additional sources of funding and assuming that subsidiary and shareholder dividends are suspended. The TRF was 33 months at September 30, 2013. The internal limit for TRF is for the ratio to be greater than or equal to 12 months.

At September 30, 2013, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.2 billion, compared to $1.1 billion at December 31, 2012. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. The guidance recommends that financial institutions maintain a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk and that liquidity risk management be fully integrated into its risk management process. WesBanco completed the implementation of these policies, and management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of September 30, 2013 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2013 and December 31, 2012 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2013	December 31, 2012	Guidelines
+300	(1.1%)	0.4%	(25.0%)
+200	0.6%	0.9%	(12.5%)
+100	1.0%	0.9%	(5.0%)
-100	(2.0%)	(4.1%)	(5.0%)

As per the table above, the earnings simulation model at September 30, 2013 currently projects that net interest income for the next twelve month period would decrease by 2.0% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 4.1% for the same scenario as of December 31, 2012.

For rising rate scenarios, net interest income would increase by 1.0%, 0.6%, and decrease by 1.1% if rates increased by 100, 200 and 300 basis points, respectively, as of September 30, 2013 compared to increases of 0.9%, 0.9% and 0.4% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2012.

The balance sheet is slightly less asset sensitive as of September 30, 2013 compared to December 31, 2012 due primarily to continued changes in the mix of various earning assets and costing liabilities, particularly loan growth, transaction deposit account growth and borrowings reduction, as well as certain changes in modeling assumptions. The restructuring of certain acquired earning assets and costing liabilities from Fidelity had a positive impact upon net interest income compared to Fidelity’s combined assets and liabilities at acquisition which were more liability sensitive. Should rates rise more rapidly and by a higher amount, which is not currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.0 billion at September 30, 2013, which represented approximately 44% of commercial loans, with an average floor of 4.42%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current floor level. However, not all such loans are currently priced at their floor. In the current steeper yield curve environment, WesBanco expects that the net interest margin will be relatively flat through the remainder of 2013 and into 2014, and slightly higher if rates were to rise, although short term interest rates are not currently anticipated to increase until sometime in 2015, and assets and liabilities reprice. It is also anticipated that accretion from loans acquired from Fidelity, as well as mark-to-market accretion from CDs and short-term borrowings, will have a reduced impact on net interest income thru the rest of 2013. However, offsetting those negative factors are maturities of higher-cost borrowings and certificates of deposit scheduled over the next year, which should mostly mitigate margin compression from loan yield decreases and investment security reinvestments. Of note, the Bank continues to experience significant pricing competition for new loans, particularly for new commercial real estate and construction loans, which may result in reduced loan yields that may be somewhat mitigated by future loan growth. Certificates of deposit totaling approximately $908.9 million mature within the next year at an average cost of 1.35%, and approximately $290 million of higher-costing CDs, excluding CDARS®, will mature during the final three months of 2013 at an average cost of 2.33%.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities, as well as to manage short term cash needs. CDARS® deposits also continue to be used to lengthen maturities in certificates of deposit, and for customers seeking to maintain balances below insured limits.

Current balance sheet strategies to reduce the impact of margin compression in a low rate environment, where asset yields continue to fall as reinvestment of cash flows occur and liability costs may not be able to be reduced in the same proportion, include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years or variable to a published index;

•	investing non-essential available short-term liquidity;

•	marketing programs to increase consumer loan types and certain types of transaction accounts versus short-term certificates of deposit;

•	reinvestment of securities cash flows into a mix of short-to intermediate-term collateralized mortgage obligations and 10-15 year state and municipal securities;

•	paying down maturities of FHLB and other short-term borrowings with available cash, or borrowing at lower rates; and

•	extending a portion of CD maturities through the CDARS® program and continuing to decrease offered rates on CDs and other costing deposit types.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at September 30, 2013, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 0.9% over the next twelve months, compared to a 1.2% increase at December 31, 2012.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At September 30, 2013, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 2.9%, compared to an increase of 15.4% at December 31, 2012. In a 100 basis point falling rate environment, the model indicates a decrease of 6.2%, compared to an increase of 5.2% as of December 31, 2012. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits, change in interest rates since year end, as well as certain other modeling assumptions, have resulted in the change in equity market value from year-end.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

On November 16, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation and to allow Fidelity shareholders to vote on the proposals required in connection with the Fidelity Merger at the scheduled meeting on November 27, 2012, the Defendants entered into a Memorandum of Settlement (“MOS”) with the Plaintiff that describes a settlement of the Allegheny County Lawsuit. The settlement is expressly subject to approval by the court. Pursuant to the terms of the MOS, Fidelity and WesBanco agreed to file with the SEC and make publicly available supplemental disclosures. In return, the Plaintiff agreed to stay the Allegheny County Lawsuit, withdraw all requests for interim relief, and not take any action to delay or disrupt the November 27, 2012 Fidelity shareholder meeting. The MOS provides for limited discovery to confirm the fairness of the settlement. If the court approves the settlement contemplated in the MOS, the Allegheny County Lawsuit will be dismissed with prejudice, and all claims that were or could have been brought relating to the Fidelity Merger, the Merger Agreement, and any disclosure made in connection therewith will be released and barred, other than claims under the federal securities laws with respect to any period prior to the date of the Merger Agreement that are not based upon the foregoing. Under the terms of the MOS, counsel for the Plaintiff will petition the court for an award of attorneys’ fees and expenses. The parties have agreed on a fee recommendation to the Court. The amount of the fees and expenses awarded will be determined and approved by the court. In the MOS, the parties have agreed to prepare a stipulation of settlement to be filed with the court and other documentation as may be required to effectuate the settlement and they have now done so. The Court hearing on the fairness of the settlement is scheduled for November 19, 2013. There can be no assurance that the court will approve the settlement. The proposed settlement contemplated by the MOS becomes void in the event that the court does not approve the settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2013, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the third quarter of 2013, other than those for KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2013				569,506

July 1, 2013 to July 31, 2013
Open market repurchases	—	—	—	569,506
Other transactions (1)	17,804	$27.85	N/A	N/A

August 1, 2013 to August 31, 2013
Open market repurchases	—	—	—	569,506
Other transactions (1)	1,768	29.75	N/A	N/A

September 1, 2013 to September 30, 2013
Open market repurchases	—	—	—	569,506
Other transactions (1)	2,753	29.42	N/A	N/A

Third Quarter 2013
Open market repurchases	—	—	—	569,506
Other transactions (1)	22,325	28.20	N/A	N/A

Total	22,325	$28.20	—	569,506

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

10.1	Note Modification Agreement, effective July 22, 2013, between JPMorgan Chase Bank, N.A. and WesBanco, Inc. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2013.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: October 25, 2013	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2013	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)